Form 10-Q
period 1998-07-04
CARTER HOLDINGS INC
filed 1998-08-18
CIK 1060822

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              COMMISSION FILE NUMBER:

                               CARTER HOLDINGS, INC.
                 (Exact name of registrant as specified in charter)

          MASSACHUSETTS                            13-3912933
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

                          1590 ADAMSON PARKWAY, SUITE 400
                               MORROW, GEORGIA 30260
            ------------------------------------------------------------
            (Address of principal executive offices, including zip code)

                                   (770) 961-8722
                                --------------------
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]        No [ ]

Applicable only to corporate issuers:

As of August 18, 1998, there were 752,808 shares of Class A Common Stock, 220,415 Class C Common Stock and 5,000 shares of Class D Common Stock outstanding.

                                     FORM 10-Q


                               CARTER HOLDINGS, INC.
                                       INDEX



PART I.     Financial Information                                           Page
                                                                            ----

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of July 4,
            1998 (unaudited) and January 3, 1998                               3

            Unaudited Condensed Consolidated Statements of Operations
            for the three-month periods ended July 4, 1998 and
            June 28, 1997                                                      4

            Unaudited Condensed Consolidated Statements of Operations
            for the six-month periods ended July 4, 1998 and June 28,
            1997                                                               5

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six-month periods ended July 4, 1998 and June 28,
            1997                                                               6

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                        7

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10


PART II.    Other Information                                                 14

                               CARTER HOLDINGS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)
                                    (unaudited)


                                                                    July 4,      January 3,
                                                                     1998           1998
                                                                     ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                                        $  3,306       $  4,259
  Accounts receivable, net                                           32,125         30,134
  Inventories                                                       115,763         87,639
  Prepaid expenses and other current assets                           2,343          3,390
  Deferred income taxes                                              13,497         13,630
                                                                   --------       --------

   Total current assets                                             167,034        139,052
Property, plant and equipment, net                                   53,254         53,011
Tradename, net                                                       95,833         97,083
Cost in excess of fair value of net assets acquired, net             30,964         31,445
Deferred debt issuance costs, net                                     9,175          9,926
Other assets                                                          3,423          4,048
                                                                   --------       --------

   Total assets                                                    $359,683       $334,565
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                             $    900       $    900
  Accounts payable                                                   18,932         14,582
  Other current liabilities                                          29,909         35,196
                                                                   --------       --------

   Total current liabilities                                         49,741         50,678
Long-term debt                                                      206,350        176,200
Deferred income taxes                                                39,294         39,777
Other long-term liabilities                                           9,990          9,990
                                                                   --------       --------

   Total liabilities                                                305,375        276,645
                                                                   --------       --------
Commitments and contingencies
Stockholders' equity:
 Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized; 752,808 shares issued and outstanding;
  liquidation value of $.001 per share                               45,168         45,168

 Class C Stock, nonvoting; par value $.01 per share; 500,000 shares authorized; 242,192 shares issued; liquidation value
  of $.001 per share                                                 14,532         14,532

 Class C Treasury Stock, 21,777 shares at cost at July 4,
  1998, 19,709 shares at cost at January 3, 1998.                    (1,307)        (1,183)

 Class D Stock, voting; par value $.01 per share; 5,000 shares
  authorized, issued and outstanding.                                   300            300

 Common Stock, voting; par value $.01 per share; 1,280,000
  shares authorized; none issued or outstanding                          --             --

 Accumulated deficit                                                 (4,385)          (897)
                                                                   --------       --------

   Total stockholders' equity                                        54,308         57,920
                                                                   --------       --------
      Total liabilities and stockholders' equity                   $359,683       $334,565
                                                                   ========       ========


      See accompanying notes to the condensed consolidated financial statements.

                               CARTER HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollars in thousands)
                                    (unaudited)



                                                    Three-month period ended
                                                    ------------------------
                                                     July 4,       June 28,
                                                      1998           1997
                                                      ----           ----
Net sales                                            $87,784       $72,517
Costs of goods sold                                   56,352        44,513
                                                     -------       -------

Gross profit                                          31,432        28,004
Selling, general and administrative expenses          28,364        25,843
                                                     -------       -------

Operating income                                       3,068         2,161
Interest expense                                       5,316         4,999
                                                     -------       -------

Loss before benefit from income taxes                 (2,248)       (2,838)
Benefit from income taxes                                732         1,392
                                                     -------       -------

Net loss                                             $(1,516)      $(1,446)
                                                     =======       =======


     See accompanying notes to the condensed consolidated financial statements.

                               CARTER HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollars in thousands)
                                    (unaudited)



                                                    Six-month period ended
                                                    ----------------------
                                                     July 4,      June 28,
                                                      1998          1997
                                                      ----          ----
Net sales                                           $172,928      $147,718
Costs of goods sold                                  110,861        92,322
                                                    --------      --------

Gross profit                                          62,067        55,396
Selling, general and administrative expenses          57,739        52,225
                                                    --------      --------

Operating income                                       4,328         3,171
Interest expense                                      10,448         9,680
                                                    --------      --------

Loss before benefit from income taxes                 (6,120)       (6,509)
Benefit from income taxes                              2,632         3,187
                                                    --------      --------

Net loss                                            $ (3,488)     $ (3,322)
                                                    ========      ========


     See accompanying notes to the condensed consolidated financial statements.

                               CARTER HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (dollars in thousands)
                                    (unaudited)


                                                              Six-month period ended
                                                              ----------------------
                                                               July 4,      June 28,
                                                                1998          1997
                                                                ----          ----
Cash flows from operating activities:
  Net loss                                                    $ (3,488)     $ (3,322)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                 8,349         7,512
   Deferred tax benefit                                           (350)       (1,527)
   Effect of changes in operating assets
    and liabilities:
    (Increase) decrease in current assets:
     Accounts receivable                                        (1,991)       (5,897)
     Inventories                                               (28,124)      (18,927)
     Prepaid expenses and other current assets                     999         3,599
    Increase (decrease) in liabilities:
     Accounts payable                                            4,350         7,619
     Other liabilities                                          (3,461)       (3,155)
                                                              --------      --------

     Net cash used in operating activities                     (23,716)      (14,098)
                                                              --------      --------

Cash flows from investing activities:
     Capital expenditures                                       (5,457)       (5,449)
     Proceeds from sale of fixed assets                             20            13
                                                              --------      --------

     Net cash used in investing activities                      (5,437)       (5,436)
                                                              --------      --------

Cash flows from financing activities:
     Proceeds from revolving line of credit                     71,250        52,500
     Payments of revolving line of credit                      (40,650)      (31,500)
     Payment of other debt                                        (450)          -
     Proceeds from sale of Class C Treasury Stock                   60           -
     Repurchase of capital stock                                  (184)          -
     Payment of financing costs                                    -            (650)
     Other                                                      (1,826)          -
                                                              --------      --------

     Net cash provided by financing activities                  28,200        20,350
                                                              --------      --------

Net (decrease) increase in cash and cash equivalents              (953)          816
Cash and cash equivalents, beginning of period                   4,259         1,961
                                                              --------      --------

Cash and cash equivalents, end of period                      $  3,306      $  2,777
                                                              ========      ========


     See accompanying notes to the condensed consolidated financial statements.

                               CARTER HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

NOTE 1 - BASIS OF PREPARATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Carter Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 4, 1998, the results of its operations for the three-month and six-month periods ended July 4, 1998 and June 28, 1997, and cash flows for the six-month periods ended July 4, 1998 and June 28, 1997. Operating results for the three-month and six-month periods ended July 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The accompanying condensed consolidated balance sheet of the Company as of January 3, 1998 has been derived from the audited consolidated financial statements included in the Company's July 15, 1998 registration statement on Form S-4.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies followed by the Company are set forth in its July 15, 1998 registration statement on Form S-4 in the Notes to the Company's consolidated financial statements for the fiscal year ended January 3, 1998.


NOTE 2 - THE COMPANY:

     Carter Holdings, Inc. is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc ("Carter's").

     The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 142 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The retail operations represented approximately 40% and 41% of consolidated net sales in the second quarter and first half of fiscal 1998, respectively (41% and 38% in the second quarter and first half of fiscal 1997, respectively).

                               CARTER HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)





NOTE 3 - INVENTORIES:

Inventories consisted of the following ($000):


                                    July 4,      January 3,
                                     1998           1998
                                     ----           ----
         Finished goods            $ 76,577       $50,026
         Work in process             26,671        24,069
         Raw materials               12,515        13,544
                                   --------       -------
         Total                     $115,763       $87,639
                                   ========       =======


NOTE 4 - LONG TERM DEBT:

     In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment and to support higher levels of demand for the Company's products. The applicable interest margins for loans which accrue interest at the Eurodollar Rate were adjusted from 2.50% to 2.25% for the revolving credit facility and from 3.00% to 2.50% for the term loan.
The amendment provides for additional reductions in the interest margin based on the achievement of certain leverage ratios. To support peak working capital requirements in the second quarter, the revolving credit facility was increased from $50.0 million to $65.0 million and the letter of credit sublimit increased from $10.0 million to $15.0 million.

     In April of 1998, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission related to an Exchange Offer for $20.0 million of 12% Senior Subordinated Notes for a like amount of the 12% Senior Subordinated Notes issued in the October 1996 private placement. This registration statement became effective July 15, 1998.


NOTE 5 - TREASURY STOCK TRANSACTIONS:

     The Company repurchased 779 shares and 3,068 shares of its Class C stock owned by former employees of Carter's for cash payments totaling approximately $47,000 and $184,000 in the three-month and the six-month periods ended July 4, 1998, respectively. The Company issued 1,000 Shares of Class C stocks from shares repurchased for $60.00 per share to an employee of Carter's in the six-month period ended July 4, 1998.

                               CARTER HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)


NOTE 6 - ENVIRONMENTAL MATTERS:

     The Company has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. This case is in the early stages of discovery and management intends to aggressively defend its position that it has no liability in this matter. In 1998, the Company commenced a review in Lamar County, Georgia of a potential claim under Georgia's environmental laws. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability or assess whether the resolution of these matters will have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for any liability has been made in the accompanying financial statements.

                                     FORM 10-Q
                               CARTER HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

SIX-MONTH PERIOD ENDED JULY 4, 1998 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 28, 1997

     Consolidated net sales for the second quarter of 1998 were $87.8 million, an increase of $15.3 million (21.1%) compared with the second quarter of 1997. Consolidated net sales for the first half of 1998 were $172.9 million, an increase of $25.2 million (17.1%) compared with the first half of 1997.

     The Company's wholesale sales increased $8.4 million (20.2%) to approximately $50.1 million in the second quarter of 1998 from $41.7 million in the second quarter of 1997. This increase in wholesale sales can be attributed to an earlier demand for the Company's seasonal goods and the achievement of a better inventory position relative to the same period in the prior year.

     Wholesale sales in the first half of 1998 increased $13.9 million (15.7%) to approximately $101.7 million from $87.8 million in the first half of 1997. The increase in wholesale sales was due primarily to the new product line introductions, which include Special Delivery, Baby Basics, Dreamakers and Another Bundle of JOY (acronym for "Just One Year"), a total nursery concept focused on apparel and related accessories for a child's first year of life.

     The Company's retail outlet store sales in the second quarter of 1998 were $37.7 million, an increase of $8.2 million (27.6%) compared with the second quarter of 1997. Comparable store sales increased 21.2% in the second quarter of 1998 compared with the second quarter of 1997. The Company opened four stores and closed one store in the second quarter of 1998. In the first half of 1998, the Company opened five stores and closed one store. There were 142 stores in operation at July 4, 1998 compared with 139 stores at June 28, 1997.

     Retail sales in the first half of 1998 were $71.3 million, an increase of $14.7 million (25.9%) compared with the first half of 1997. Comparable store sales increased 18.0% in the first half of 1998. These increases are attributed to the successful implementation of a new marketing strategy. This strategy was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. Improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise, and a commitment to improve the quality of customer service, contributed to the increase in retail sales in the first half of 1998.

                                     FORM 10-Q
                               CARTER HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's gross profit increased $3.4 million (12.2%) to $31.4 million in the second quarter of 1998 compared with the second quarter of 1997. In the first half of 1998, gross profit increased $6.7 million (12.0%) to $62.1 million compared with the first half of 1997. The improvement in gross profit reflects the benefit derived from the growth in wholesale sales in the "baby" product category, including the new JOY program, and growth in retail store sales. In the second quarter of 1998, gross profit as a percentage of net sales decreased to 35.8% of net sales compared with 38.6% in the second quarter of 1997. Gross profit as a percentage of net sales in the first half of 1998 decreased to 35.9% compared to 37.5% in the first half of 1997. This decrease in gross margin as a percentage of net sales reflects the impact of start-up costs incurred in the development of the Company's sewing operations in Mexico. Such start-up costs are comprised of manufacturing direct labor and facility costs not yet absorbed in inventory due to the low level of production during the development stage. Gross profit as a percentage of net sales is expected to improve in the second half of 1998.

     Selling, general and administrative expenses for the second quarter of 1998 increased $2.5 million (9.8%) to $28.4 million compared with the second quarter of 1997. As a percentage of net sales, such expenses decreased to 32.3% in the second quarter of 1998 compared to 35.6% in the second quarter of 1997. Similarly, while these expenses for the first half of 1998 increased $5.5 million (10.6%) to $57.7 million compared with the first half of 1997, expenses as a percentage of net sales decreased to 33.4% in the first half of 1998 compared to 35.4% in the first half of 1997. The increase in total selling, general and administrative expenses reflects the costs associated with the new retail management team engaged in 1997 and freight and distribution costs incurred to support the increase in sales. The improvement in selling, general and administrative expenses as a percentage of net sales reflects the benefit from comparable store sales increases achieved by the Company's retail outlet stores and lower retail store expenses relative to sales resulting from cost controls implemented in store operations.

     Operating income for the second quarter of 1998 increased to $0.9 million (41.9%) to $3.1 million compared with the second quarter of 1997. Operating income in the first half of 1998 increased $1.2 million (36.5%) to $4.3 million compared with the first half of 1997. This increase reflects the changes in gross profit and selling, general and administration expenses described above.

     Interest expense for the second quarter of 1998 increased to $5.3 million compared with $5.0 million in the second quarter of 1997. In the first half of 1998, interest expense was $10.4 million compared with $9.7 million in the first half of 1997. This increase reflects the cost of higher average revolver borrowings for working capital requirements in the first half of 1998 needed to support an increased level of demand for Carter's products. Average revolver borrowings during the first half of 1998 were $19.2 million compared to $6.1 million in the first half of 1997. At July 4, 1998, outstanding debt aggregated $207.3 million compared to $186.0 million at June 28, 1997.

     The Company recorded an income tax benefit of $0.7 million in the second quarter of 1998 compared with an income tax benefit of $1.4 million in the second quarter of 1997. The first half 1998 tax benefit was $2.6 million compared with $3.2 million in the first half of 1997. The Company's effective tax rate was approximately 43.0% during the first half of 1998, an estimated tax rate lower than the first half of 1997, due primarily to higher projected pretax income for 1998.

                                     FORM 10-Q
                               CARTER HOLDINGS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As a result of the factors described above, the Company reported a net loss of approximately $1.5 million in the second quarter of 1998 and $1.4 million in the second quarter of 1997. The net loss in the first half of 1998 was $3.5 million compared with $3.3 million in the first half of 1997.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's revolving credit facility.

     Net accounts receivable at July 4, 1998 were $32.1 million compared with $25.2 million at June 28, 1997. This increase reflects the higher levels of wholesale revenues in the second quarter of 1998 as compared to the second quarter of 1997. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at July 4, 1998 is not comparable with the net accounts receivable balance at January 3, 1998.

     Inventories at July 4, 1998 were $115.8 million compared with $95.5 million at June 28, 1997. This increase reflects the growth in inventory required to support higher levels of sales demands. Inventory turnover in 1998 has improved relative to 1997. Due to the seasonal nature of the Company's operations, the net inventory balance at July 4, 1998 is not comparable with the net inventory balance at January 3, 1998.

     Net cash flows used in operating activities increased $9.6 million to $23.7 million for the six month period ended July 4, 1998 from $14.1 million in the six-month period ended June 28, 1997. This increase can be attributed to the increase in inventory levels in fiscal 1998, financed primarily through revolver borrowings under the Senior Credit Facility.

     At July 4, 1998, the Company had $207.3 million of debt outstanding, consisting of $100.0 million of
10 3/8% Series A Senior Subordinated Notes, $20.0 million of 12% Senior Subordinated Notes, $43.7 million in term loan borrowings and $43.6 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $4.9 million of outstanding letters of credit. At July 4, 1998, the Company had approximately $16.5 million of financing available under the revolving credit portion of the Senior Credit Facility.

     The Company invested $5.4 million in capital expenditures during the first
half of 1998 and 1997.   The Company plans to invest a total of approximately
$20.0 million in capital expenditures in 1998.

    The Company believes that cash generated from operations, together with availability under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

                                     FORM 10-Q
                               CARTER HOLDINGS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


EFFECTS OF INFLATION

     The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses, and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

     The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on Fall and Holiday sales, including back to school promotions, which results in higher sales and profitability in the third and fourth quarters. Accordingly, the results of operations for the three-month and six-month periods ended July 4, 1998 are not indicative of the results to be expected for the full year.

YEAR 2000

     The potential for software processing errors arising from calculations using the Year 2000 date are a known risk. The Company is currently evaluating its financial and operating systems capabilities to ensure such systems and related processes are not adversely affected by conversion of system dates to Year 2000. The Company is also communicating with its strategic suppliers and financial institutions to determine whether their information systems will comply with Year 2000 requirements and not disrupt transactions with the Company. The Company has established a task force to address Year 2000 requirements and to determine cost of compliance. The assessment of Year 2000 requirements is an ongoing process. Accordingly, while the ultimate costs to comply with such requirements have not been fully determined, the expenditures are not expected to be material to the Company's business operations or financial condition. The Company expects to be Year 2000 ready in the first half of 1999.

                                     FORM 10-Q
                               CARTER HOLDINGS, INC.


PART II - OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------

2 Agreement of Merger between TWCC Acquisition Corp. and Carter's, dated September 18, 1996. (incorporated by reference to Exhibit 2 filed with Carter's Registration Statement Form S-4) (file #333-22155 dated February 21, 1997)
3.1       Articles of Organization of Holdings.
3.2       By-laws of Holdings.
3.3 Certificate of Designation relating to the Preferred Stock of Holdings, dated October 30, 1996.
4.1 Indenture between Holdings and State Street Bank and Trust Company, as Trustee, dated as of March 25, 1997.
4.2 Exchange and Registration Rights Agreement between Holdings and BT Securities Corporation, dated March 25, 1997.
4.3       Letter of Transmittal.
10.9 Amendment to the Senior Credit Facility dated June 22, 1998 among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent. (incorporated by reference to Exhibit 10.9 filed with Carter's Form 10-Q dated August 18, 1998.)
*27       Financial Data Schedule

-----------
* Filed herewith

b)   Reports on Form 8-K

        No report was filed by the Registrant during the quarter ended July 4, 1998.

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CARTER HOLDINGS, INC.



     Date: August 18, 1998                /s/ FREDERICK J. ROWAN, II
                                         ------------------------------
                                             Frederick J. Rowan, II
                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER



     Date: August 18, 1998                   /s/ MICHAEL D. CASEY
                                         ------------------------------
                                               Michael D. Casey
                                           SENIOR VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER