Form 10-Q
period 1998-10-03
CARTER HOLDINGS INC
filed 1998-11-17
CIK 1060822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number:

                              CARTER HOLDINGS, INC.
               (Exact name of registrant as specified in charter)

        Massachusetts                                      13-3912933
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                         1590 Adamson Parkway, Suite 400
                              Morrow, Georgia 30260
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (770) 961-8722
                                 --------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Applicable only to corporate issuers:

As of November 17, 1998, there were 752,808 shares of Class A Common Stock, 218,655 Class C Common Stock and 5,000 shares of Class D Common Stock outstanding.

================================================================================

                                    FORM 10-Q

                              CARTER HOLDINGS, INC.
                                      INDEX

Part I.     Financial Information                                Page
                                                                 ----
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of
            October 3, 1998 (unaudited) and January 3, 1998        3

            Unaudited Condensed Consolidated Statements of
            Income for the three-month periods ended
            October 3, 1998 and September 27, 1997                 4

            Unaudited Condensed Consolidated Statements of
            Income for the nine-month periods ended October
            3, 1998 and September 27, 1997                         5

            Unaudited Condensed Consolidated Statements of
            Cash Flows for the nine-month periods ended
            October 3, 1998 and September 27, 1997                 6

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                 7

            Management's Discussion and Analysis of
Item 2.     Financial Condition and Results of Operations         10

Part II.    Other Information                                     14

                              CARTER HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                     October 3,   January 3,
                                                                        1998         1998
                                                                     ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                                          $   4,937    $   4,259
  Accounts receivable, net                                              39,954       30,134
  Inventories                                                          107,242       87,639
  Prepaid expenses and other current assets                              2,426        3,390
  Deferred income taxes                                                 12,353       13,630
                                                                     ---------    ---------

    Total current assets                                               166,912      139,052
Property, plant and equipment, net                                      55,597       53,011
Tradename, net                                                          95,208       97,083
Cost in excess of fair value of net assets acquired, net                30,724       31,445
Deferred debt issuance costs, net                                        8,800        9,926
Other assets                                                             3,109        4,048
                                                                     ---------    ---------

    Total assets                                                     $ 360,350    $ 334,565
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                               $     900    $     900
  Accounts payable                                                      18,637       14,582
  Other current liabilities                                             42,332       35,196
                                                                     ---------    ---------

    Total current liabilities                                           61,869       50,678
Long-term debt                                                         189,950      176,200
Deferred income taxes                                                   39,245       39,777
Other long-term liabilities                                              9,990        9,990
                                                                     ---------    ---------

    Total liabilities                                                  301,054      276,645
                                                                     ---------    ---------
Commitments and contingencies
Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized; 752,808 shares issued and outstanding;
   liquidation value of $.001 per share                                 45,168       45,168
  Class C Stock, nonvoting; par value $.01 per share; 500,000 shares authorized; 242,192 shares issued; liquidation value of
   $.001 per share                                                      14,532       14,532
  Class C Treasury Stock, 24,066 shares at cost at October 3,
   1998, 19,709 shares at cost at January 3, 1998                       (1,443)      (1,183)
  Class D Stock, voting; par value $.01 per share; 5,000 shares
   authorized, issued and outstanding                                      300          300
  Common Stock, voting; par value $.01 per share; 1,280,000 shares
   authorized; none issued or outstanding                                 --           --

  Retained earnings                                                        739         (897)
                                                                     ---------    ---------

    Total stockholders' equity                                          59,296       57,920
                                                                     ---------    ---------
          Total liabilities and stockholders' equity                 $ 360,350    $ 334,565
                                                                     =========    =========

   See accompanying notes to the condensed consolidated financial statements.

                              CARTER HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                    Three-month period ended
                                                 ------------------------------
                                                 October 3,       September 27,
                                                    1998              1997
                                                 -----------      -------------

Net sales                                          $127,243          $116,853
Cost of goods sold                                   78,840            74,098
                                                   --------          --------
Gross profit                                         48,403            42,755
Selling, general and administrative expenses         33,890            30,103
                                                   --------          --------
Operating income                                     14,513            12,652
Interest expense                                      5,523             5,265
                                                   --------          --------
Earnings before income taxes                          8,990             7,387
Provision for income taxes                            3,866             3,619
                                                   --------          --------
Net income                                         $  5,124          $  3,768
                                                   ========          ========

   See accompanying notes to the condensed consolidated financial statements.

                              CARTER HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                    Nine-month period ended
                                                 ------------------------------
                                                 October 3,       September 27,
                                                    1998              1997
                                                 -----------      -------------

Net sales                                          $300,171          $264,571
Cost of goods sold                                  189,701           166,420
                                                   --------          --------
Gross profit                                        110,470            98,151
Selling, general and administrative expenses         91,629            82,328
                                                   --------          --------
Operating income                                     18,841            15,823
Interest expense                                     15,971            14,945
                                                   --------          --------
Earnings before income taxes                          2,870               878
Provision for income taxes                            1,234               432
                                                   --------          --------
Net income                                         $  1,636          $    446
                                                   ========          ========

   See accompanying notes to the condensed consolidated financial statements.

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                     Nine-month period ended
                                                 ------------------------------
                                                  October 3,      September 27,
                                                     1998             1997
                                                 -----------      -------------

Cash flows from operating activities:
  Net income                                       $  1,636          $    446
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                    12,539             11,475
    Deferred tax provision                              745                240
    Effect of changes in assets and liabilities:
      Increase in accounts receivable                (9,820)           (19,234)
      Increase in inventories                       (19,603)            (6,759)
      Decrease in prepaid expenses and other
      current assets                                    891              3,469
      Increase in accounts payable and other
      liabilities                                     8,969             14,882
                                                   --------          --------
       Net cash (used in) provided by operating
         activities                                  (4,643)            4,519
                                                   --------          --------
Cash flows from investing activities:
       Capital expenditures                         (10,414)           (9,275)
       Proceeds from sale of fixed assets                23                35
                                                   --------          --------
       Net cash used in investing activities        (10,391)           (9,240)
                                                   --------          --------
Cash flows from financing activities:
       Proceeds from revolving line of credit        94,350            77,500
       Payments of revolving line of credit         (80,150)          (68,000)
       Payment of other debt                           (450)             (450)
       Proceeds from sale of Class C Treasury
        Stock                                            60
       Repurchase of capital stock                     (320)
       Payment of financing costs                                        (650)
       Other                                          2,222
                                                   --------          --------
       Net cash provided by financing activities     15,712             8,400
                                                   --------          --------
Net increase in cash and cash equivalents               678             3,679
Cash and cash equivalents, beginning of period        4,259             1,961
                                                   --------          --------
Cash and cash equivalents, end of period           $  4,937          $  5,640
                                                   ========          ========

   See accompanying notes to the condensed consolidated financial statements.

                              CARTER HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PREPARATION:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Carter Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 3, 1998, the results of its operations for the three-month and nine-month periods ended October 3, 1998 and September 27, 1997, and its cash flows for the nine-month periods ended October 3, 1998 and September 27, 1997. Operating results for the three-month and nine-month periods ended October 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The accompanying condensed consolidated balance sheet of the Company as of January 3, 1998 has been derived from the audited consolidated financial statements included in the Company's July 15, 1998 registration statement on Form S-4.

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

      The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 148 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The retail operations represented approximately 40% of consolidated net sales in the third quarter and first nine months of fiscal 1998 and approximately 36% in the third quarter and first nine months of fiscal 1997.

                              CARTER HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 - INVENTORIES:

   Inventories consisted of the following ($000):

                                   October 3,         January 3,
                                       1998              1998
                                   ------------       -----------

         Finished goods             $ 64,812            $ 50,026
         Work in process              29,855              24,069
         Raw materials                12,575              13,544
                                    --------            --------
         Total                      $107,242            $ 87,639
                                    ========            ========

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

NOTE 5 - TREASURY STOCK TRANSACTIONS:

      The Company repurchased 2,289 shares and 5,357 shares of its Class C stock owned by former employees of Carter's for cash payments totaling approximately $136,000 and $320,000 in the three-month and the nine-month periods ended October 3, 1998, respectively. The Company issued 1,000 shares of Class C stock from shares repurchased for $60.00 per share to an employee of Carter's in the nine-month period ended October 3, 1998.

                              CARTER HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - ENVIRONMENTAL MATTERS:

      The Company has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. This case is in the early stages of discovery and management intends to aggressively defend its position that it has no liability in this matter. In 1998, the Company commenced a review in Lamar County, Georgia of a potential claim under Georgia's environmental laws. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability, if any, or assess whether the resolution of these matters will have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for any liability has been made in the accompanying financial statements.

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

RESULTS OF OPERATIONS

Three and nine-month periods ended October 3, 1998 compared with the three and nine-month periods ended September 27, 1997

      Consolidated net sales for the third quarter of 1998 were $127.2 million, an increase of $10.3 million (8.9%) compared with the third quarter of 1997. Consolidated net sales for the first nine months of 1998 were $300.2 million, an increase of $35.6 million (13.5%) compared with the first nine months of 1997.

      The Company's wholesale sales increased $3.0 million (4.0%) to approximately $76.7 million in the third quarter of 1998 from $73.7 million in the third quarter of 1997. Wholesale sales in the first nine months of 1998 increased $16.7 million (10.4%) to approximately $178.3 million from $161.6 million in the first nine months of 1997. The increase in wholesale sales was due primarily to new product line introductions, which included Special Delivery, Baby Basics, Dreamakers and Another Bundle of JOY (acronym for "Just One Year").

      The Company's retail outlet store sales in the third quarter of 1998 were $50.6 million, an increase of $8.7 million (20.8%) compared with the third quarter of 1997. Comparable store sales increased 12.4% in the third quarter of 1998 compared with the third quarter of 1997. The Company opened 7 stores and closed 1 store in the third quarter of 1998. In the first nine months of 1998, the Company opened 12 stores and closed 2 stores. There were 148 stores in operation at October 3, 1998 compared with 139 stores at September 27, 1997.

      Retail sales in the first nine months of 1998 were $121.9 million, an increase of $23.4 million (23.7%) compared with the first nine months of 1997. Comparable store sales increased 15.6% in the first nine months of 1998. These increases are attributed to the successful implementation of a new marketing strategy and the benefit from new product line introductions described above. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. Improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise, and improvements in customer service, also contributed to the increase in retail sales in the first nine months of 1998.

                                    FORM 10-Q
                              CARTER HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      The Company's gross profit increased $5.6 million (13.2%) to $48.4 million in the third quarter of 1998 compared with the third quarter of 1997. In the first nine months of 1998, gross profit increased $12.3 million (12.6%) to $110.5 million compared with the first nine months of 1997. The improvement in gross profit reflects the benefit derived from the growth in sales driven by new product line introductions. In the third quarter of 1998, gross profit as a percentage of net sales increased to 38.0% of net sales compared with 36.6% in the third quarter of 1997. Gross profit as a percentage of net sales in the first nine months of 1998 decreased to 36.8% compared to 37.1% in the first nine months of 1997. The changes in gross margin as a percentage of net sales reflect the impact of start-up costs incurred in the development of the Company's sewing operations in Mexico in the first half of 1998. Such start-up costs are comprised of manufacturing direct labor and facility costs not yet absorbed in inventory due to the low level of production during the development stage.

      Selling, general and administrative expenses for the third quarter of 1998 increased $3.8 million (12.6%) to $33.9 million compared with the third quarter of 1997. As a percentage of net sales, such expenses increased to 26.6% in the third quarter of 1998 compared to 25.8% in the third quarter of 1997. This increase reflects marketing costs incurred to elevate the image of the Carter's brand. For the first nine months of 1998 selling, general and administrative expenses increased $9.3 million (11.3%) to $91.6 million compared with the first nine months of 1997. These expenses as a percentage of net sales decreased to 30.5% in the first nine months of 1998 compared to 31.1% in the first nine months of 1997. The improvement in selling, general and administrative expenses as a percentage of net sales reflects the benefit from comparable store sales increases achieved by the Company's retail outlet stores and lower retail store expenses relative to sales resulting from cost controls implemented in store operations.

      Operating income for the third quarter of 1998 increased $1.9 million (14.7%) to $14.5 million compared with the third quarter of 1997. Operating income in the first nine months of 1998 increased $3.0 million (19.1%) to $18.8 million compared with the first nine months of 1997. This increase reflects the changes in gross profit and selling, general and administration expenses described above.

      Interest expense for the third quarter of 1998 increased to $5.5 million compared with $5.3 million in the third quarter of 1997. In the first nine months of 1998, interest expense was $16.0 million compared with $14.9 million in the first nine months of 1997. These increases reflect the cost of higher average revolver borrowings for working capital requirements needed to support an increased level of demand for Carter's products. Average revolver borrowings during the first nine months of 1998 were $27.8 million compared to $11.5 million in the first nine months of 1997. At October 3, 1998, outstanding debt aggregated $190.9 million compared to $174.1 million at September 27, 1997.

      The Company recorded an income tax provision of $3.9 million in the third quarter of 1998 compared with an income tax provision of $3.6 million in the third quarter of 1997. In the first nine months of 1998 the tax provision was $1.2 million compared with $.4 million in the first nine months of 1997. The Company's effective tax rate was 43% during the three month and nine month periods ended October 3, 1998 compared to an effective tax rate of 49% for the three month and nine month periods ended September 27, 1997. The decrease in the effective tax rate is attributable to a higher projected pre-tax income for 1998.

      As a result of the factors described above, the Company reported net income of approximately $5.1 million and $3.8 million in the third quarters of 1998 and 1997, respectively. The net income for the first nine months of 1998 was $1.6 million compared to net income of $.5 million in the first nine months of 1997.

                                    FORM 10-Q
                              CARTER HOLDINGS, INC.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

      The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's revolving credit facility.

      Net accounts receivable at October 3, 1998 were $40.0 million compared with $38.5 million at September 27, 1997. This increase reflects the higher levels of wholesale revenues in the third quarter of 1998 as compared to the third quarter of 1997. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at October 3, 1998 is not comparable with the net accounts receivable balance at January 3, 1998.

      Inventories at October 3, 1998 were $107.2 million compared with $83.3 million at September 27, 1997. This increase reflects the growth in inventory required to support higher levels of sales demand and additional inventory required to support the Company's offshore sewing facilities, particularly the development of two new facilities in Mexico. Inventory turnover in 1998 has improved relative to 1997. Due to the seasonal nature of the Company's operations, the inventory balance at October 3, 1998 is not comparable to the net inventory balance at January 3, 1998.

      Net cash flows used in operating activities was $4.6 million for the nine-month period ended October 3, 1998 compared to the $4.5 million provided in the nine-month period ended September 27, 1997. This change can be attributed to the increase in inventory levels in fiscal 1998, financed primarily through revolver borrowings under the Senior Credit Facility.

      At October 3, 1998, the Company had $190.9 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $20.0 million of 12% Senior Subordinated Notes, $43.7 million in term loan borrowings and $27.2 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $7.8 million of outstanding letters of credit. At October 3, 1998, the Company had approximately $30.0 million of financing available under the revolving credit portion of the Senior Credit Facility.

      The Company invested $10.4 million and $9.3 million in capital expenditures during the first nine months of 1998 and 1997, respectively. The Company plans to invest a total of approximately $20.0 million in capital expenditures in 1998.

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

SEASONALITY

      The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on Fall and Holiday sales, including back to school promotions, which results in higher sales and profitability in the third and fourth quarters. Accordingly, the results of operations for the three-month and nine-month periods ended October 3, 1998 are not indicative of the results to be expected for the full year.

YEAR 2000

      The potential for software processing errors arising from calculations using the Year 2000 date are a known risk. Efforts to address the Year 2000 issue commenced in 1997 when the Company began identifying, updating and replacing hardware and software that were not Year 2000 ready. The Company has replaced a significant portion of its at-risk legacy hardware with systems that are Year 2000 compliant. In the software applications area, the Company is nearing completion of the detection phase of its plan which consists of planning and awareness, a complete inventory of software, prioritization and a detailed assessment. The correction phase is also underway as remediation and testing of major computer applications are being completed and made ready for the deployment phase.

      The Company has completed an inventory of equipment and software throughout its manufacturing plants, performed risk analyses and developed action plans for any systems posing possible concerns. The Company is also taking steps to examine Year 2000 implications of relationships with its suppliers, vendors and service providers to understand their commitment to Year 2000 readiness as well as working with its electronic data interchange ("EDI") customers to ensure Year 2000 readiness.

      As of October 3, 1998, the Company estimates the investment required to be Year 2000 ready to be $4.0 million. Such investment will be made in the fourth quarter of 1998 and in 1999. This level of investment was previously contemplated in the Company's plans to upgrade its information technology systems. The Company expects to be Year 2000 ready by June 1999.

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

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------

*27          Financial Data Schedule

----------
* Filed herewith

(b)  Reports on Form 8K

 No report was filed by the Registrant during the quarter ended October 3, 1998

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARTER HOLDINGS, INC.


      Date: November 17, 1998              /s/ FREDERICK J. ROWAN, II
                                           -------------------------------------
                                               Frederick J. Rowan, II
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer


      Date: November 17, 1998              /s/ MICHAEL D. CASEY
                                           -------------------------------------
                                               Michael D. Casey
                                           Senior Vice President and
                                           Chief Financial Officer