Form 10-K405
period 1999-01-02
CARTER HOLDINGS INC
filed 1999-04-01
CIK 1060822

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-K

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999


/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                             COMMISSION FILE NUMBER:


                                    333-51447
                             -----------------------


                              CARTER HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                  04-1156680
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                         1590 ADAMSON PARKWAY, SUITE 400
                              MORROW, GEORGIA 30260
          (Address of principal executive offices, including zip code)

                                 (770) 961-8722
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                                     PART I

ITEM 1. BUSINESS

GENERAL

     For purposes of this Report, "Holdings" refers to Carter Holdings, Inc. and "Carter's" refers to The William Carter Company and its subsidiaries. On October 30, 1996, Holdings acquired 100% of the outstanding capital stock of Carter's. Holdings has substantially no assets or investments other than those related to its investment in Carter's. Carter's is also referred to as "Predecessor" for the periods prior to the Acquisition. The consolidated entity of Holdings and Carter's is collectively hereinafter referred to as the "Company".

     Carter's is the largest branded manufacturer and marketer of baby and toddler apparel and a leading manufacturer and marketer of young children's apparel. Over Carter's more than 130 years of operation, CARTER'S has become one of the most highly recognized brand names in the children's apparel industry. Carter's is a vertically-integrated manufacturer which sells its products under the brand names of CARTER'S and CARTER'S CLASSICS to more than 300 department and specialty store accounts (with an estimated 4,600 store fronts) and through its 144 retail outlet stores.

     Carter's generates a majority of its sales in the baby and toddler apparel market which was a $7.1 billion market in 1998. Management believes that the baby and toddler market is insulated from changes in fashion trends and less sensitive to general economic conditions and offers strong prospects for continued growth. The growth in this market is being driven by a number of factors, including: (i) women having children later, resulting in more disposable income available for expenditures on children; (ii) more women returning to the workplace after having children, resulting in more disposable income and increased day care apparel needs; (iii) the increasing number of grandparents, a demographic segment with high per capita discretionary income and an important consumer base for children's apparel; (iv) an increasing social emphasis on attractive children's apparel; and (v) an increase in the percentage of births to first time mothers.

     On October 30, 1996 (the "Acquisition Closing Date"), Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding Preferred and Common Stock of Carter's (the "Acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers") for total consideration of $208.0 million, which includes the base purchase price of $194.7 million (including refinancing of indebtedness and certain payments to management but excluding fees and expenses), the issuance of shares of non-voting stock of Holdings valued at $9.1 million to certain members of management and a payment of $4.2 million to the Sellers representing the estimated future tax benefit to the Company resulting from certain payments. The Company also incurred additional financing and transaction fees and expenses of $18.1 million related to the Acquisition. Financing for the Acquisition was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility among Carter's, certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facility"), (ii) $90.0 million of borrowings under a subordinated loan facility among Carter's, certain lenders and Bankers Trust Company, as administrative agent (the "Subordinated Loan Facility"), (iii) $50.9 million of equity investments in Holdings by affiliates of Investcorp and certain other investors (which excludes the exchange of management stock) and (iv) the issuance by Holdings of $20.0 million of 12% Senior Subordinated Notes to affiliates of Investcorp and certain other investors.

     Carter's and Holdings are Massachusetts corporations. The principal executive office of the Company is located at 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260 and its telephone number is (770) 961-8722.

PRODUCTS AND MARKETS

     The Company manufactures and markets a broad array of baby, toddler and young children's apparel under the CARTER'S and CARTER'S CLASSICS brand names. The Company's product offerings can be broadly grouped into two primary categories: (i) "baby and toddler," which includes newborns through toddlers approximately age three (up to size 4T); and (ii) "young children," which includes children approximately age three through six (boys' sizes 4-7 and girls' sizes 4-6x). The Company's product offerings in these categories include layette, sleepwear and playwear for the baby and toddler market and sleepwear and playwear for the young children's market. In addition, the Company sells products such as bedding, diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear and shoes, including products for which the Company licenses the CARTER'S and CARTER'S CLASSICS names.

BABY AND TODDLER

     From 1993 through 1998, total industry sales of baby and toddler apparel increased from $4.9 billion to $7.1 billion, a compound annual growth rate of 7.7%. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. Carter's is currently the leading supplier of baby and toddler apparel in the United States, with a 6.3% market share in its target distribution channels, almost twice that of its nearest branded competitor.

     LAYETTE. Layette includes a complete range of products primarily made of cotton for newborns, including bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps and booties. In fiscal 1998, Carter's generated $165.0 million from sales of these products. Carter's is the leading supplier of layette products within its distribution channels. Management attributes Carter's leading market position to Carter's distinctive print designs, unique embroidery and the reputation for quality Carter's has developed over its 130 year history. In 1998, Carter's continued to introduce new baby programs targeted toward three consumer groups: gift-givers, experienced mothers and first-time mothers. Just One Year ("JOY") and the 1998 introduction of Another Bundle of JOY are complete nursery programs aimed at the first-time mother. Special Deliveries is targeted toward the gift-giver and is designed and packaged to make buying gifts easy. Baby Basics, another component of Carter's layette business, provides the experienced mother with the essentials in value-focused multi-packs. Carter's primary competitors in the layette market are private label manufacturers.

     SLEEPWEAR. Baby sleepwear includes pajamas, long underwear and one-piece footed sleepers. In fiscal 1998, Carter's generated $77.4 million from sales of these products. Carter's is the leading supplier of baby sleepwear products within its distribution channels. As in layette, management attempts to differentiate its sleepwear products from its competition by offering consumer-tested prints and embroideries with an emotional appeal. In addition, management believes Carter's baby and toddler sleepwear product line, which is well-coordinated with its layette product line, features more functional, higher quality products than those of its competitors. Carter's primary competitors in the baby sleepwear market are both private label manufacturers and other branded children's apparel companies.

     PLAYWEAR. Baby and toddler playwear includes cotton knit apparel for everyday use. In fiscal 1998, Carter's generated $87.9 million from sales of these products. Although Carter's has historically focused on strengthening its core volume layette and sleepwear products, it has begun to focus on strengthening its playwear product offerings by introducing original print designs and innovative artistic applications in an effort to drive sales growth and increase market share. Management believes that these new product offerings and an increased marketing focus, in addition to Carter's high brand name awareness and strong wholesale customer relationships, will allow Carter's sales and market share in this category to grow. The baby and toddler playwear market is highly fragmented, with no one branded competitor having more than a 4% share of the market.

     OTHER. Other baby and toddler products include bedding, outerwear, shoes, socks, diaper bags, gift sets, lamps and hair accessories, including products for which the Company licenses the CARTER'S name. In fiscal 1998, Carter's generated $32.3 million from sales of these products.

YOUNG CHILDREN'S

     From 1993 through 1998, total industry sales of young children's apparel increased from $5.0 billion to $5.5 billion, a compound annual growth rate of 1.9%. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. Carter's is the largest branded supplier of young children's sleepwear products, and is also a supplier of young children's playwear products.

     SLEEPWEAR. Young children's sleepwear product offerings include basic two-piece pajamas, long underwear and polyester blanket-fleece one-piece sleepers. In fiscal 1998, Carter's generated $27.7 million from sales of these products. As with baby and toddler sleepwear, Carter's attempts to differentiate its young children's sleepwear products from those of its competitors by offering consumer-tested prints and embroideries with an emotional appeal. Carter's primary competitors in the young children's sleepwear market are both branded children's apparel companies and private label manufacturers.

     PLAYWEAR. Young children's playwear product offerings include cotton knit apparel for everyday use. In fiscal 1998, Carter's generated $17.9 million from sales of these products. Carter's strategy is to leverage its high brand awareness and leading market shares in layette and sleepwear to increase its sales of young children's playwear. Carter's primary competitors in the young children's playwear market are both branded children's apparel companies and private label manufacturers.

     OTHER. Other young children's products include outerwear, shoes, socks, lamps and hair accessories, including products for which the Company licenses the CARTER'S name. In fiscal 1998, Carter's generated $2.5 million in royalty income from the sale of these products.

PRODUCT DESIGN AND DEVELOPMENT

     The Company's management team has significantly improved the Company's product design and development process by investing in advanced design systems, improving its design staff and introducing proven customer marketing tools. The Company's product design and development organization is now comprised of teams that focus on each of the Company's primary product markets. Each team has its own artistic and design staff to develop new ideas specifically for its respective market. Management believes that this organizational structure provides the Company greater flexibility and allows it to introduce products more quickly and with a greater success rate.

     The Company's design staff continuously strives toward product innovation. Consumer preference testing drives the product offerings and defines the look for the brand, while a few showpieces are developed each season to add variety and interest. Generally, graphics and prints are used to provide originality and depth with a sophisticated graphic computer network which enhances artistic talent.

     Due to the importance of graphics and prints, Carter's devotes particular effort to consumer preference testing for colors, prints, artwork and silhouettes. Each year, more than 1,000 different prints are consumer-tested, of which 40% are eventually used. As part of Carter's extensive testing program, more than 10,000 potential consumers are surveyed in Carter's outlet stores as well as in geographically-diverse malls. While testing of new prints is an important aspect of consumer research, layette prints, for example, are changed, on average, once every two years. Prints in "basic" items are tested quarterly by consumers as well as constantly monitored through sales data. Consumer preference tests are also conducted on sizing and functionality for new product introductions.

     After consumer preference testing of a fabric or product occurs and internal review committees approve selections, retailers are often shown a color drawing in "board form" to register their reactions. Finally, product development teams from the Company's merchandising department coordinate plans with the managers from manufacturing to ensure cost-effective execution and quality of the proposed item.

DISTRIBUTION AND SALES

     The Company sells its products to wholesale accounts and through the Company's retail outlet stores. In fiscal 1998, sales through the wholesale channel accounted for 58% of total sales, while the retail outlet channel accounted for 42% of total sales. No one wholesale customer accounts for more than 10% of consolidated net revenue.

 WHOLESALE OPERATIONS

     The Company sells its products in the United States through a network of 30 sales professionals. Sales professionals work with each department or specialty store account in his/her jurisdiction to establish annual plans for "basics" (primarily layette and certain baby apparel) within the CARTER'S and CARTER'S CLASSICS lines. Once an annual plan has been established with an account, Carter's places the account on its semi-monthly automatic reorder plan for "basics". Automatic reorder allows the Company to plan its manufacturing requirements and benefits both the Company and its wholesale customers by maximizing customers' in-stock positions, thereby maximizing sales and profitability. Currently, Carter's non-basics sleepwear and playwear are planned and ordered seasonally as new products are introduced.

 RETAIL OPERATIONS

     The Company currently operates 144 retail outlet stores in 40 states featuring all of CARTER'S quality merchandise, complemented by select brand accessories and apparel. The stores, which average 5,100 square feet per location, offer a broad assortment of baby, toddler and young children's apparel including layette, sleepwear, underwear, playwear, swimwear, outerwear and related accessories.

     A new retail management team was recruited during 1996 to improve the retail division operating results. This team implemented a new marketing strategy and improved store layouts. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. Improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise and improvements in customer service were also implemented and contributed to an increase in retail sales in 1998.

MARKETING

     Management's fundamental strategy has been to promote the Company's brand image as the absolute leader in baby apparel products and to consistently provide high quality, attractive products at a high value to consumers. To this end, management employs a comprehensive four-step marketing strategy which incorporates identifying core products through extensive consumer preference testing; superior brand and product presentation at the consumer point-of-purchase; marketing the brand name through dominant communications; and providing consistent, premium service, including delivering and replenishing products at the right time to fulfill customer and consumer needs.

     Management believes that the Company has further strengthened its brand image to the consumer through innovative product designs, national print advertising, joint mailers with wholesale customers, meetings between senior account representatives and Carter's executives, trade show participation and store-in-store shops.

MANUFACTURING

     The Company is a vertically-integrated manufacturer that knits, dyes, finishes, prints, cuts, sews and embroiders a majority of the products it sells. In the United States, the Company currently operates four sewing facilities, one textile facility, three distribution centers, a cutting facility and an embroidery facility. Internationally, the Company operates two sewing facilities in Costa Rica, one sewing facility in the Dominican Republic and two sewing facilities in Mexico. The Company also sources its products through contractual arrangements throughout the world.

     Despite the Company's historical operating improvements, management believes significant additional opportunities exist to reduce product costs, shorten cycle times and reduce inventories through the wider use of advanced information systems, the expansion of offshore production, reductions in SKUs and product complexity and the enhancement of core product offerings. In 1998, the Company invested in the expansion of its offshore sewing production capacity in Mexico, as sewing is the most labor-intensive portion of the Company's production process. Carter's established its first offshore sewing production facility in Costa Rica in 1991. The Company currently operates five offshore sewing plants which process approximately 59% of the Company's sewing requirements. Management intends to increase its percentage of offshore sewing to 84% by the end of 2001, which is expected to yield significant incremental cost savings in line with the Company's historical experience. The Company's manufacturing capacity is sufficient to meet current and planned operating requirements.

DEMOGRAPHIC TRENDS

     The total U.S. apparel industry generated nearly $177.0 billion in sales in 1998, of which approximately $30.1 billion was spent on children's apparel. Of the $30.1 billion spent on children's apparel, approximately $7.1 billion was spent on baby and toddler apparel, and approximately $5.5 billion was spent on young children's apparel. From 1993 through 1998, sales of baby and toddler apparel grew at a compound annual growth rate of 7.7% and sales of young children's apparel grew at a compound annual growth rate of 1.9%.

     Management believes that numerous demographic trends have contributed to a particularly strong baby and toddler market, including the following:

  - WOMEN HAVING CHILDREN LATER. In 1995, 35% of the births which took place in the U.S. were to women over the age of 30. This was twice as many as in 1975. Of these births, 22% were first children as opposed to only 5% in 1975. Management believes these trends have led to increased spending per child as parents tend to spend more money on their first born child and older parents generally have more disposable income.

  -  MORE WOMEN RETURNING TO THE WORKPLACE AFTER HAVING CHILDREN. In 1994,
     59% of all married women with a child under one year of age were employed. This compares with only 17% of these women being employed in the early 1960s. Management believes this trend has had a positive effect on sales of children's apparel because these dual income families report higher family incomes and spend more of their discretionary income on their children.

  - GRANDPARENT BOOM. According to the U.S. Bureau of the Census, people in the U.S. age 45 or older numbered approximately 85.7 million in 1995. The U.S. Bureau of the Census projects this number to increase by approximately 25% to approximately 107.3 million by the year 2005. Management expects that this will result in an increase in the total number of grandparents in the U.S., which is an important demographic segment for children's apparel manufacturers.

  - INCREASED FOCUS ON CHILDREN'S CLOTHING. Management believes that there is an increasing social emphasis on attractive children's apparel, which is resulting in increased spending per child. As a result of this, as well as the other factors discussed above, from 1994 through 1996, when the population of children from ages one to six was increasing at a 0.1% compound annual growth rate, sales of baby and infant apparel increased at a 6.8% compound annual growth rate.

  - MORE FIRST BIRTHS CREATE MORE NEW FAMILY FORMATIONS. In recent years, approximately 41% of all births have been first births. This differs dramatically from the baby boom years (1951 to 1965) when 28% of children born were born to first-time mothers. This has significant implications to the baby apparel business because first-time mothers are forming new families and have greater purchasing needs.

     Total births are expected to remain relatively flat through the end of the 1990s but demographic projections anticipate that the number of births will begin to increase after the turn of the century. This increase will come from an increase in the number of women moving into their twenties - the primary childbearing years. Management believes the aforementioned demographic trends, in addition to other non-population growth factors, will continue to drive increased spending per child for the foreseeable future and will lead to increased sales of children's apparel in the Company's primary markets.

COMPETITION

     The baby and toddler and young children's apparel markets are highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and toddler and young children's markets. The Company's primary branded competitors include Health-Tex and Oshkosh B'Gosh, together with Disney licensed products, in playwear and numerous smaller branded companies, as well as Disney licensed products, in sleepwear. Although management believes that the Company does not compete as directly with most private label manufacturers in sleepwear and playwear, certain retailers, including several which are customers of the Company, have significant private label product offerings. The Company does not believe that it has any significant branded competitors in its layette market in which most of the alternative products are offered by private label manufacturers. Because of the highly fragmented nature of the industry, the Company also competes with many small, local manufacturers and retailers. Certain competitors of the Company have greater financial resources, larger customer bases and are less financially leveraged.

ENVIRONMENTAL MATTERS

     The Company is subject to certain environmental laws. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. In July and August 1996, Carter's had studies conducted by an environmental consultant for 13 facilities. Based on available information, including the studies, the Company has identified certain non-compliance with environmental laws. The Company has also identified certain actions which may be required in the future. Carter's has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. In February 1999, the Company and the plaintiff reached a tentative settlement by which Carter's would pay the plaintiff $2,500. Such settlement is subject to the approval of other parties involved in this litigation. Carter's is also in the process of investigating a potential claim under environmental laws in Lamar County, Georgia. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability, if any, or whether the resolution of such matters will have a material effect on the Company.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     The Company owns many trademarks and tradenames, including Carter's(R), Carter's Growbody(R), Carter-Set(R), Jamakins(R), Today's Classics(R) and Tykes(R), as well as patents and copyrights, most of which are registered in the United States and in 46 foreign countries. The Company licenses the CARTER'S name and many of its trademarks, tradenames and patents to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys and shoes. Under an agreement which expired December 8, 1998, Baby Dior(R) was a registered trademark sublicensed to, but not owned by, the Company. After an assessment of the growth opportunities of Baby Dior(R) products, management decided not to extend the sublicense agreement.

EMPLOYEES

     As of January 2, 1999, the Company had approximately 8,182 employees, 4,216 of which were employed on a full-time basis in the Company's domestic operations, 1,005 of which were employed on a part-time basis in the Company's domestic operations and 2,961 of which were employed on a full-time basis in the Company's international operations. None of the Company's employees is unionized. The Company has had no labor-related work stoppages and believes that its labor relations are good.


ITEM 2. PROPERTIES

     The Company operates 144 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,100 square feet. Typically, the leases have an average term of approximately five years with additional five-year renewal options. Domestically, the Company also owns three distribution and five manufacturing facilities in Georgia and Pennsylvania and has ground leases on two additional manufacturing facilities, one in Texas and one in Mississippi. Internationally, the Company leases two sewing facilities in Costa Rica, one in the Dominican Republic and two in Mexico.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company has been involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if resolved adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.




                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for Holdings Class A, Class C, Class D or Common Stock. There were approximately 11, 11 and 25 holders of Holdings Class A, Class C and Class D Stock at March 31, 1999, respectively. No Common Stock was outstanding at March 31, 1999. Holdings has not paid dividends on any class of stock to date and does not currently intend to pay dividends on any class of stock in the future. The payment of dividends is restricted by the Senior Credit Facility and by the provisions of the Series A and Series B Senior Subordinated Notes.

     During 1998 and 1997, Holdings repurchased 5,358 and 19,709 shares of its Class C Stock owned by former Company employees for cash payments totaling approximately $320,000 and $1,183,000, respectively. In addition, during fiscal 1998, Holdings sold 1,000 shares of its Class C Stock to an employee of the Company for $60,000 and issued 500 shares to another employee at a fair value of $30,000.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and other data of Carter Holdings, Inc. and its subsidiaries (the "Company") as of January 2, 1999, January 3, 1998 and December 28, 1996 and for the fiscal years ended January 2, 1999 ("fiscal 1998") and January 3, 1998 ("fiscal 1997") and for the period from October 30, 1996 (inception) through December 28, 1996. On October 30, 1996, Carter Holdings, Inc. acquired 100% of the outstanding capital stock of The William Carter Company ("Carter's"). For purposes of identification, Carter's and its subsidiaries are also referred to as "Predecessor" for periods prior to the Acquisition. Also set forth below is selected financial and other data of the Predecessor for the period from December 31, 1995 through October 29, 1996, and as of and for the two Predecessor fiscal years ended December 30, 1995.

     As a result of the Acquisition and certain adjustments made in connection therewith, the results of operations of the Company are not comparable to those of the Predecessor.

     The selected financial data of the Company for fiscal 1998, 1997 and 1996 were derived from the Company's audited Consolidated Financial Statements. The selected financial data of the Predecessor were derived from the Predecessor's audited Consolidated Financial Statements.

     The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
ITEM 8 "Financial Statements and Supplementary Data".


                                                                                 (DOLLARS IN THOUSANDS)
                                                                    THE COMPANY (A)                        PREDECESSOR
                                                         ------------------------------------   --------------------------------
                                                                              OCT. 30, 1996
                                                                               (INCEPTION)   DEC. 31, 1995
                                                              FISCAL YEAR        THROUGH        THROUGH          FISCAL YEAR
                                                         ---------------------                             ---------------------
                                                           1998         1997   DEC. 28, 1996  OCT. 29, 1996   1995         1994
                                                         ---------   ---------   ---------    ---------    ---------   ---------


OPERATING DATA:
Wholesale sales ........................................ $ 236,486   $ 219,535   $  28,506    $ 160,485    $ 166,884   $ 150,175
Retail sales ...........................................   171,696     143,419      22,990      106,254      128,547     121,374
                                                         ---------   ---------   ---------    ---------    ---------   ---------
Net sales ..............................................   408,182     362,954      51,496      266,739      295,431     271,549
Cost of goods sold .....................................   257,670     228,358      31,708      170,027      191,105     175,244
                                                         ---------   ---------   ---------    ---------    ---------   ---------

Gross profit ...........................................   150,512     134,596      19,788       96,712      104,326      96,305
Selling, general and administrative ....................   123,090     111,505      16,672       79,296       83,223      77,472
Nonrecurring charge (b) ................................      --          --          --          8,834         --            --
                                                         ---------   ---------   ---------    ---------    ---------   ---------

Operating income .......................................    27,422      23,091       3,116        8,582       21,103      18,833
Interest expense .......................................    21,215      20,246       3,065        7,075        7,849       6,445
                                                         ---------   ---------   ---------    ---------    ---------   ---------

Income before income taxes and extraordinary item ......     6,207       2,845          51        1,507       13,254      12,388
Provision for income taxes .............................     2,697       1,391          51        1,885        5,179       4,000
                                                         ---------   ---------   ---------    ---------    ---------   ---------

Income (loss) before extraordinary item ................     3,510       1,454        --           (378)       8,075       8,388
Extraordinary item, net of tax (c) .....................      --          --         2,351         --           --          --
                                                         ---------   ---------   ---------    ---------    ---------   ---------

Net income (loss) ...................................... $   3,510   $   1,454   $  (2,351)   $    (378)   $   8,075   $   8,388
                                                         ---------   ---------   ---------    ---------    ---------   ---------
                                                         ---------   ---------   ---------    ---------    ---------   ---------

Net income (loss) available to common
  stockholders ......................................... $   3,510   $   1,454   $  (2,351)   $  (1,510)   $   6,460   $   6,710
                                                         ---------   ---------   ---------    ---------    ---------   ---------
                                                         ---------   ---------   ---------    ---------    ---------   ---------

BALANCE SHEET DATA (END OF PERIOD):
Working capital (d) .....................................$ 100,524   $  88,273   $  70,553                 $  84,593   $  68,595
Total assets ............................................  351,295     334,565     321,036                   167,216     135,471
Total debt, including current maturities ................  187,600     177,100     165,000                    87,495      71,660
Stockholders' equity ....................................   61,200      57,920      57,649                    (4,678)    (11,351)

CASH FLOW DATA:
Net cash provided by (used in) operating activities......$   7,064   $   1,642     $ 7,095    $  24,405    $  (5,516)  $  14,643
Net cash used in investing activities ...................  (17,960)    (13,965)   (143,227)      (4,007)     (13,369)    (10,926)
Net cash provided by (used in) financing activities .....   10,623      14,621     134,263      (19,433)      14,157      (1,746)

OTHER DATA:
EBITDA, as defined (e) ..................................$  43,021   $  36,926   $   5,530    $  25,628    $  30,562  $   27,098
Gross margin ............................................     36.9%       37.1%       38.4%        36.3%        35.3%       35.5%
Depreciation and amortization ...........................$  15,599   $  13,835   $   2,414    $   6,612    $   7,337  $    6,515
Capital expenditures ....................................   17,991      14,013       3,749        4,007       13,715      10,996


                      See Notes to Selected Financial Data

                        NOTES TO SELECTED FINANCIAL DATA

(a) As a result of the Acquisition, Carter's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the results of operations for the periods subsequent to October 30, 1996 are not comparable to prior periods. The periods subsequent to October 30, 1996 reflect increased depreciation, amortization and interest expenses.

(b) The nonrecurring charge for the period December 31, 1995 through October 29, 1996 includes: (1) compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition; and (2) other expense charges of $3.5 million for costs and fees Carter's incurred in connection with the Acquisition.

(c) The extraordinary item for the period October 30, 1996 (inception) through December 28, 1996 reflects the write-off of $3.4 million and $0.2 million of deferred debt issuance costs related to the Subordinated Loan Facility and the portion of the Senior Credit Facility, respectively, repaid with the proceeds of the 10 3/8% Notes in November 1996, net of income tax effects.

(d)  Represents total current assets less total current liabilities.

(e) EBITDA represents earnings before interest and income tax expense (i.e. operating income) excluding the following charges:

     (i) depreciation and amortization expense including prepaid management fee amortization of $1.35 million, $1.35 million and $0.23 million for the fiscal years ended January 2, 1999 and January 3, 1998 and the period October 30, 1996 (inception) through December 28, 1996, respectively, incurred in connection with the Acquisition;

     (ii) costs associated with certain benefit plans that were terminated as a result of the Acquisition and not replaced, as follows: (1) Long-Term Incentive Plan expenses of $1.2 million, $1.1 million and $1.0 million for fiscal 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; (2) Management Equity Participation Plan expenses of $0.6 million, $0.6 million and $0.6 million for fiscal 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; and (3) Stock Compensation Plan expense of $0.4 million in fiscal 1995; and

     (iii)in fiscal 1996, the nonrecurring charge of $8.8 million related to the Acquisition.


     The Company has reported EBITDA as it is relevant for covenant analysis under the $100.0 million 10 3/8% Notes Indenture, which defines EBITDA as set forth above for the periods shown. In addition, management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. The EBITDA amounts presented herein may not be comparable to other similarly titled measures presented by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE PREDECESSOR AND THE NOTES THERETO. THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND OTHER UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED BELOW, AS WELL AS GENERAL ECONOMIC AND BUSINESS CONDITIONS, COMPETITION AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

GENERAL

     The Company is a leading manufacturer and marketer of baby, toddler and young children's apparel. The Company sells its products to more than 300 department and specialty store customers (58% of fiscal 1998 sales) and through its 144 retail outlet stores (42% of fiscal 1998 sales).

     Consolidated net sales have increased from $271.5 million in 1994 to $408.2 million in 1998. During this period, wholesale sales have increased from $150.2 million to $236.5 million and retail sales have increased from $121.4 million to $171.7 million. The increase in wholesale sales resulted primarily from product introductions and the growth of new wholesale accounts, including Sears and JCPenney, partially offset by the removal of certain product lines, such as outerwear, boys' and girls' underwear and certain BABY DIOR seasonal lines. The increase in retail sales resulted primarily from new store openings, partially offset by comparable store sales (stores open more than 12 months) declines from 1994 to 1996. Management believes the comparable store sales declines were due to a soft retailing environment and to certain operational and merchandising problems which were corrected in 1997. Comparable store sales increased 15.0% in 1998.

     For purposes of the presentation and the discussions that follow, fiscal 1996 data reflects the mathematical aggregation of historical results of the Company for the period from October 30, 1996 (inception) through December 28, 1996 plus historical results of the Predecessor for the period from December 31, 1995 through October 29, 1996. This aggregation is not indicative of results that would actually have been obtained if the Acquisition had occurred on December 31, 1995 (the first day of fiscal 1996). Likewise, fiscal 1995 data reflects that of the Predecessor and fiscal 1997 and 1998 data reflects that of the Company.

RESULTS OF OPERATIONS

    The following table sets forth certain components of the Company's Consolidated Statements of Operations data expressed as a percentage of net sales:


                                                                      FISCAL YEAR                FISCAL YEAR 1996
                                                                    ---------------  ---------------------------------------
                                                                                                OCT. 30, 1996
                                                                                                 (INCEPTION)     DEC. 31, 1995
                                                                                                   THROUGH          THROUGH
                                                                    1998      1997   COMBINED   DEC. 28, 1996   OCT. 29, 1996
                                                                    ------   ------  --------   -------------   ----------------
Statements of Operations:
Wholesale sales .............................................       57.9%     60.5%     59.4%      55.4%             60.2%
Retail sales ................................................       42.1      39.5      40.6       44.6              39.8
                                                                    ------    ----     ------     -----              -----

Net sales ...................................................      100.0     100.0     100.0      100.0              100.0
Cost of goods sold ..........................................       63.1      62.9      63.4       61.6               63.7
                                                                   ------    -----    -------     ------             -----

Gross profit ................................................       36.9      37.1      36.6       38.4               36.3
Selling, general and administrative expenses ................       30.2      30.7      30.2       32.4               29.7
Nonrecurring charge .........................................         --       --        2.8        --                 3.3
                                                                    ------    ----     ------     -----              -----
Operating income ............................................        6.7       6.4       3.7        6.1                3.2
Interest expense ............................................        5.2       5.6       3.2        6.0                2.7
                                                                    ------    -----    -------     ------            -----

Income before income taxes and extraordinary item ...........        1.5       0.8       0.5        0.1                0.6
Provision for income taxes ..................................        0.7       0.4       0.6        0.1                0.7
Extraordinary item, net .....................................         --       --        0.7        4.6                 --
                                                                    ------    -----    -------     ------            -----
Net income (loss) ...........................................        0.9%      0.4%     (0.9)%     (4.6)%           (0.1)%
                                                                    ------    -----    -------     ------           ------
                                                                    ------    -----    -------     ------           ------


FISCAL YEAR ENDED JANUARY 2, 1999 COMPARED WITH FISCAL YEAR ENDED
  JANUARY 3, 1998

     NET SALES. Net sales for fiscal 1998 increased 12.5% to $408.2 million from $363.0 million in fiscal 1997. This increase was due to a 7.7% increase in wholesale sales and a 19.7% increase in retail sales. Wholesale sales for fiscal 1998 increased to $236.5 million from $219.5 million in fiscal 1997. The successful introduction of additional lifestyle marketing products drove a wholesale revenue increase of $17.0 million. Such products include Baby Basics (high volume products for every day use such as bodysuits, bibs and bed and bath products), Special Deliveries (fashionable layette products targeted towards gift purchases), Dreamakers (a higher-end sleepwear product with better fabrication and brighter colors) and Another Bundle of JOY ("JOY", an acronym for Just One Year - an expanded product offering for the first-time mother, including non-apparel products such as plush toys, strollers and bedding). Retail sales for fiscal 1998 increased to $171.7 million from $143.4 million in fiscal 1997. Comparable store sales increased 15.0% in 1998. The successful implementation of a new marketing strategy and the benefit from the new product line introductions described above drove the favorable outlet store performance in 1998. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. In 1998, the Company opened 17 stores and closed 11 stores. There were 144 stores in operation at January 2, 1999 compared with 138 at January 3, 1998.

     GROSS PROFIT. Gross profit for fiscal 1998 increased 11.8% to $150.5 million from $134.6 million in fiscal 1997. Gross profit as a percentage of net sales in fiscal 1998 decreased to 36.9% from 37.1% in fiscal 1997. The reduction in gross profit percentage reflects the startup costs incurred in the development of sewing capacity in Mexico.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1998 increased 10.4% to $123.1 million from $111.5 million in fiscal 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 30.2% in fiscal 1998 from 30.7% in fiscal 1997. This improvement is primarily attributed to the increase in comparable retail store sales and the benefit from such increase on a relatively fixed operating cost structure.

     OPERATING INCOME. Operating income for fiscal 1998 increased to $27.4 million from $23.1 million in fiscal 1997 as a result of the net effect of margins earned on higher wholesale and retail store sales and the reduction of selling, general and administrative expenses as a percent of net sales. Operating income as a percentage of net sales increased to 6.7% in fiscal 1998 from 6.4% in fiscal 1997.

     INTEREST EXPENSE. Interest expense for fiscal 1998 increased to $21.2 million from $20.2 million in fiscal 1997. This increase reflects interest expense on higher average borrowings under the Company's revolving credit facility. At January 2, 1999, outstanding debt aggregated $187.6 million, of which $67.6 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $676,000. At January 2, 1999, borrowings under the Company's $65.0 million revolving credit facility were $24.4 million. The Company also had $6.9 million of outstanding letters of credit.

     INCOME TAXES. The Company's 1998 effective tax rate of 43% was less than the prior year's effective tax rate of 49%. This can be attributed to the Company's permanent tax differences, primarily goodwill amortization, which bear a smaller relationship to the Company's greater pre-tax income in 1998.

     NET INCOME. As a result of the factors described above, the Company reported net income of $3.5 million in fiscal 1998 compared to $1.5 million in fiscal 1997.


FISCAL YEAR ENDED JANUARY 3, 1998 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 28, 1996

     As a result of the Acquisition, Carter's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and had a change in its capital structure (see Notes 1, 5, and 6 to the Consolidated Financial Statements). In 1996, a nonrecurring charge and an extraordinary loss were recorded in connection with the Acquisition and financing. Accordingly, the results of operations for 1997 and 1996 are not comparable to prior periods. The 1996 period prior to the Acquisition reflects a nonrecurring charge, principally Predecessor and Sellers' expenses, such as accelerated compensation plan payments to management and professional fees. The 1996 period subsequent to the Acquisition reflects increased cost of sales due to higher depreciation expense for assets revalued at the Acquisition, increased interest expense, the amortization of goodwill, tradename and certain prepaid expenses and an extraordinary loss resulting from the early extinguishment of debt.

     NET SALES. Net sales for fiscal 1997 increased 14.1% to $363.0 million from $318.2 million in fiscal 1996. This increase was due to a 16.2% increase in wholesale sales and an 11.0% increase in retail sales. Wholesale sales for fiscal 1997 increased to $219.5 million from $189.0 million in fiscal 1996. This increase was due primarily to the successful launch of the Company's first lifestyle marketing product line "JOY" (acronym for "Just One Year"). Retail sales for fiscal 1997 increased to $143.4 million from $129.2 million in fiscal 1996. Comparable store sales increased 0.4% in 1997, the first increase posted since 1992. The improvement in outlet store performance is attributed to the investment made in a new retail management team. Each of the key retail management positions was upgraded in an effort to improve retail's performance. This team implemented a new marketing strategy and made other operating improvements, which resulted in the first same store sales increase since 1992, with improved profitability. In 1997, the Company opened 12 stores and closed 9 stores. There were 138 stores in operation at January 3, 1998 compared with 135 at December 28, 1996.

     GROSS PROFIT. Gross profit for fiscal 1997 increased 15.5% to $134.6 million from $116.5 million in fiscal 1996. Gross profit as a percentage of net sales in fiscal 1997 increased to 37.1% from 36.6% in fiscal 1996. The improvement is attributed to the growth in the Company's "baby" product category, including the new JOY program, improvement in margins from off-price sales, the maturing effect of the Company's three offshore sewing plants and higher levels of efficiency in the Company's manufacturing operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1997 increased 16.2% to $111.5 million from $96.0 million in fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 30.7% in fiscal 1997 from 30.2% in fiscal 1996. The 1997 expense includes $4.8 million of amortization related to intangibles recorded at Acquisition. Such expenses for the two-month period ended December 28, 1996 were $0.8 million. Excluding these Acquisition-related expenses, selling, general and administrative expenses for fiscal 1997 increased 12.1% to $106.7 million from $95.2 million in fiscal 1996. The higher selling, general and administrative expenses can be attributed to an increase in retail store expenses related to the addition of new outlet stores and higher volume related wholesale distribution costs.

     Excluding the above effects of the Acquisition, selling, general and administrative expenses as a percentage of net sales decreased to 29.4% in fiscal 1997 from 29.9% in fiscal 1996.

     NONRECURRING CHARGE. In connection with the Acquisition, the Predecessor recorded an $8.8 million nonrecurring charge in the period December 31, 1995 through October 29, 1996. This charge includes $3.5 million of Predecessor and Seller's expenses and $5.3 million of expenses related to management payments, including the unaccrued costs associated with accelerated compensation plan payments.

     OPERATING INCOME. Operating income for fiscal 1997 increased to $23.1 million from $11.7 million in fiscal 1996 as a result of the changes in gross profit, selling, general and administrative expenses and the nonrecurring charge described above. Operating income as a percentage of net sales increased to 6.4% in fiscal 1997 from 3.7% in fiscal 1996. Excluding depreciation and amortization expenses related to the Acquisition, which were $5.1 million in fiscal 1997 and $0.8 million for the two-month period ended December 28, 1996, and the $8.8 million nonrecurring charge in the period ended October 29, 1996, operating income for fiscal 1997 increased $6.9 million to $28.2 million from $21.3 million in fiscal 1996. Excluding these Acquisition-related expenses, operating income as a percentage of net sales increased to 7.8% in fiscal 1997 from 6.7% in fiscal 1996.

     INTEREST EXPENSE. Interest expense for fiscal 1997 increased to $20.2 million from $10.1 million in fiscal 1996. Average outstanding debt was $174.3 million, $162.5 million and $82.2 million for the periods ended January 3, 1998, December 28, 1996 and October 29, 1996, respectively. The higher borrowings subsequent to the Acquisition reflect incremental borrowings to finance the Acquisition and changes in revolver borrowings for seasonal and operating needs. At January 3, 1998, outstanding debt aggregated $177.1 million, of which $57.1 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $571,000. At January 3, 1998, borrowings under the Company's $50.0 million revolving credit facility were $13.0 million. The Company also had $4.3 million of outstanding letters of credit.

     EXTRAORDINARY LOSS. In November 1996, the Company used the proceeds from the issuance of the $100.0 million 10 3/8% Senior Subordinated Notes to prepay $90.0 million of Acquisition-related borrowings under the Subordinated Loan Facility and $5.0 million of the term loan portion of the Senior Credit Facility. As a result, the Company recorded an after-tax loss of $2.4 million which represented the write-off of deferred debt issue costs, which has been reflected in the Company's Consolidated Statement of Operations as an extraordinary item.

     NET INCOME (LOSS). As a result of the factors described above, the Company reported net income (loss) of $1.5 million, ($2.4) million and ($0.4) million for the periods ended January 3, 1998, December 28, 1996 and October 29, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On a consolidated basis, the Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit facilities. Holdings is dependent upon dividends and other payments from Carter's to fund its obligations and meet its cash needs. Accordingly, Holdings' ability to pay interest on the $20.0 million of Senior Subordinated Notes and to repay the Notes at maturity will be dependent upon earnings and cash flows of Carter's and payment of funds by Carter's to Holdings in the form of dividends or loans. The Senior Credit Facility imposes certain covenants, requirements and restrictions on actions by the Company and its subsidiaries that, among other things, restrict the payment of dividends by Carter's to Holdings except under certain specified conditions. The Company does not expect this to negatively impact Holdings' ability to meet its cash obligations. Likewise at January 2, 1999 and January 3, 1998, Holdings was effectively precluded from declaring or paying dividends on its Capital Stock.

     Net cash provided by operating activities in the fiscal years 1998, 1997 and 1996 was $7.1 million, $1.6 million and $31.5 million, respectively.

    The net cash flow provided by operating activities in fiscal 1998 was $7.1 million, an increase of $5.5 million compared to fiscal year 1997. This increase reflects a higher level of net income offset by increased working capital requirements, primarily related to inventories. Inventories at January 2, 1999 were $101.4 million compared with $87.6 million at January 3, 1998 and $76.5 million at December 28, 1996. This increase reflects the growth in inventory required to support a higher level of sales and additional outlet stores.

    The Company invested $18.0 million, $14.0 million and $7.8 million in capital expenditures during fiscal years 1998, 1997 and 1996, respectively. Although there are no material commitments for capital expenditures, the Company plans capital expenditures of approximately $16.0 million in fiscal 1999.

     The Company incurred additional indebtedness in connection with the Acquisition. At January 2, 1999, the Company had approximately $187.6 million of indebtedness outstanding, consisting of $20.0 million of Holdings 12% Senior Subordinated Notes, $100.0 million of 10 3/8% Senior Subordinated Notes, $43.2 million in term loan borrowings under the Senior Credit Facility and $24.4 million of borrowings outstanding under the $65.0 million revolving credit portion of the Senior Credit Facility (exclusive of approximately $6.9 million of outstanding letters of credit). At January 2, 1999, the Company had approximately $33.7 million of financing available under the revolving credit portion of the Senior Credit Facility. In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment since the Acquisition and to support higher levels of demand for the Company's products than had been anticipated at Acquisition. As amended, the Senior Credit Facility provides for a $65.0 million revolving credit facility which was increased from $50.0 million, to support peak working capital requirements. The term loan has a final scheduled maturity date of October 31, 2003 and is required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5 million in fiscal year 2002 and $22.5 million in fiscal year 2003. In November 1996, the term loan was reduced by $5.0 million with proceeds from the issuance of the 10 3/8% Senior Subordinated Notes. The future scheduled payments under the Senior Credit Facility have been reduced ratably for this payment. The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. No principal payments are required on the $20.0 million Notes or the $100.0 million Notes prior to their scheduled maturity in 2008 and 2006, respectively. Carter's will fund its debt service requirements through current operations and amounts available under the revolving portion of the Senior Credit Facility. Holdings will fund its debt service requirements through permitted dividend payments from Carter's.

     The Company believes that cash generated from operations, together with amounts available under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

EFFECTS OF INFLATION

     The Company is affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

     The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter and promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product lines.

MARKET RISKS

     In the operation of its business, the Company has market risk exposures to foreign sourcing, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

     The Company currently sources approximately 59% of its sewing production through its offshore facilities. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

     The principal raw materials used by the Company are cotton and polyester yarns and chemicals, dyes and pastes used in textile manufacturing, as well as finished fabrics and trim materials. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future.

     The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At January 2, 1999, outstanding debt aggregated $187.6 million, of which $67.6 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $676,000.

YEAR 2000 READINESS

     The Company utilizes electronic technology that processes information and performs calculations that are date and time dependent. Virtually every computer operation, encompassing all information systems as well as manufacturing equipment and plant facilities with embedded logic, unless it is already Year 2000 ("Y2K") ready, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by electronic technology of "00" as the year 1900 rather than 2000. The Company is aware that it may not only be negatively affected by the failure of its own systems to be Y2K ready, but may also be adversely impacted by the Y2K non-readiness of its vendors, customers, service providers and any other party with which the Company transacts business.

     The Company has completed its assessment of all systems (hardware and software), facilities, suppliers and service providers for all locations. Through this process, the Company has identified remediational steps necessary to be Y2K ready. Because the Company primarily uses software provided by third party vendors, it has not incurred substantial internal programming costs associated with modifying code and data to handle dates past the Year 2000. The latest software releases provided by major third-party vendors to the Company have been certified to be Y2K ready.

     The Company is in the process of upgrading its systems (hardware and software) to Y2K ready releases. The replacement/upgrading of affected hardware and software supporting the Company's manufacturing and administrative locations is substantially complete. The Company expects to complete the remaining replacements/upgrades by the third quarter of 1999. Integrated testing and validation of all the Company's systems is expected to be completed during the third quarter of 1999.

     All major customers, outside vendors and service providers have been contacted regarding their Y2K readiness. Appropriate steps and follow-up measures have been instituted to ensure their readiness on an individual basis by June 1999. Because of the concerns regarding the Y2K issue and the potential for disruption of business operations, the Company has established a comprehensive contingency planning process. The scope of the Y2K contingency plans includes, but is not limited to, failures or disruptions in: information systems, plant facilities, equipment, utilities, transportation, voice/data communications, material supplies and/or key support services. The development of the contingency plans is scheduled for completion by May 1999.

     The Company has incurred and expects to continue to incur internal staffing and other costs as a result of modifying existing systems to be Y2K ready. Such costs will continue to be expensed as incurred and funded through internally generated cash flow while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and their implementation was not significantly accelerated as a result of Y2K issues. To date, the Company has incurred $1.1 million of costs in connection with Y2K readiness. The Company plans to spend approximately $3.0 million in 1999 to complete its readiness, substantially all of which represents investments in new equipment. The costs to date and the estimated costs to complete do not include internal payroll costs, which are not tracked separately.

     Management recognizes that the failure of the Company, or any party with which the Company conducts business, to be Y2K ready in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems were to fail because they were not Y2K ready, the Company could incur significant costs and inefficiencies. Manual systems for sales, manufacturing, retail operations and/or financial control would have to be implemented and staffed. If the Company was not Y2K ready, some customers might decide to cease doing business with the Company. Disruptions in electric power, in other critical services or in the delivery of raw materials could cause significant business interruptions. Similarly, business interruptions incurred by the Company's customers could result in deferred or canceled orders.

     The dates on which the Company believes Y2K readiness will be complete are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with the implementation of Y2K readiness. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the lack of availability of skilled personnel, increased costs for outside resources, untimely responses by key service providers and the inability to implement interfaces between the new systems and the existing systems on a timely basis.

     Due to the general uncertainty of the Y2K risk, resulting, in part, from the uncertainty about the Y2K readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Y2K issue or to limit exposure to third-party liability that may affect its operations and business, in a timely and cost-effective manner.

ACCOUNTING PRONOUNCEMENTS

     In 1998, the Company adopted Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 does not affect results of operations or financial position but requires disclosure of certain segment information (see
Note 14 to the Consolidated Financial Statements). SFAS 132 revises employers' disclosure about pensions and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans (see Note 7 to the Consolidated Financial Statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        Page
                                                                                        ----
CARTER HOLDINGS, INC.:
Report of Independent Accountants....................................................   19
Consolidated Balance Sheets at January 2, 1999 and January 3, 1998 ..................   20
Consolidated Statements of Operations for the fiscal years ended January 2, 1999 and
    January 3, 1998 and for the period from October 30, 1996 (inception) through
    December 28, 1996 ...............................................................   21
Consolidated Statements of Cash Flows for the fiscal years ended January 2, 1999 and
    January 3, 1998 and for the period from October 30, 1996 (inception) through
    December 28, 1996 ...............................................................   22
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
    January 2, 1999 and January 3, 1998 and for the period from October 30, 1996
    (inception) through December 28, 1996 ...........................................   23
Notes to Consolidated Financial Statements...........................................   24


THE WILLIAM CARTER COMPANY ("PREDECESSOR"):

Report of Independent Accountants....................................................   41
Consolidated Statement of Operations for the period from December 31, 1995 through
    October 29, 1996 ................................................................   42
Consolidated Statement of Cash Flows for the period from December 31, 1995 through
    October 29, 1996 ................................................................   43
Consolidated Statement of Changes of Common Stockholders' Equity for the period from
    December 31, 1995 through October 29, 1996 ......................................   44
Notes to Consolidated Financial Statements ..........................................   45


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Carter Holdings, Inc.:


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of Carter Holdings, Inc. and its subsidiaries (the "Company") as of January 2, 1999 and January 3, 1998, and the consolidated results of their operations and their cash flows for the years ended January 2, 1999 and January 3, 1998 and the period from October 30, 1996 (inception) through December 28, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As explained in Note 1 to the financial statements, Carter Holdings, Inc. was organized on behalf of affiliates of INVESTCORP S.A., management of The William Carter Company and certain other investors, to acquire, on October 30, 1996, 100% of the previously outstanding Common and Preferred Stock of The William Carter Company from former owners.


/s/ PricewaterhouseCoopers L.L.P.


Stamford, Connecticut
March 25, 1999

                              CARTER HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                    JANUARY 2,    JANUARY 3,
                                                                                                       1999            1998
                                                                                                     ---------    ----------
ASSETS
Current assets:
  Cash and cash equivalents ......................................................................   $   3,986    $   4,259
  Accounts receivable, net of allowance for doubtful accounts of
      $2,500 in 1998  and $2,374 in 1997 .........................................................      34,834       30,134
  Inventories ....................................................................................     101,408       87,639
  Prepaid expenses and other current assets ......................................................       3,433        3,964
  Deferred income taxes ..........................................................................      11,725       13,630
                                                                                                     ---------      ---------
      Total current assets .......................................................................     155,386      139,626
Property, plant and equipment, net ...............................................................      59,674       53,011
Tradename, net ...................................................................................      94,583       97,083
Cost in excess of fair value of net assets acquired, net .........................................      30,191       31,445
Deferred debt issuance costs, net ................................................................       8,917        9,926
Other assets .....................................................................................       2,544        3,474
                                                                                                     ---------      ---------
      Total assets ...............................................................................   $ 351,295    $ 334,565
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...........................................................   $     900    $     900
  Accounts payable ...............................................................................      18,887       14,582
  Other current liabilities ......................................................................      35,075       35,871
                                                                                                     ---------    -----------
      Total current liabilities ..................................................................      54,862       51,353
Long-term debt ...................................................................................     186,700      176,200
Deferred income taxes ............................................................................      38,964       39,777
Other long-term liabilities ......................................................................       9,569        9,315
                                                                                                     ---------    -----------
      Total liabilities ..........................................................................     290,095      276,645
                                                                                                     ---------    -----------
Commitments and contingencies
Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized;
     752,808 shares issued and outstanding; liquidation value of $.001 per share..................      45,168       45,168
  Class C Stock, nonvoting; par value $.01 per share; 500,000 shares authorized;
     242,192 shares issued; liquidation value of $.001 per share .................................      14,532       14,532
  Class C Treasury Stock, 23,567 shares at cost at January 2, 1999, 19,709 shares
     at cost at January 3, 1998 ..................................................................      (1,413)      (1,183)
  Class D Stock, voting; par value $.01 per share; 5,000 shares authorized,
     issued and outstanding ......................................................................         300          300
  Common Stock, voting; par value $.01 per share; 1,280,000 shares authorized;
     none issued or outstanding ..................................................................        --           --
  Retained earnings (accumulated deficit) ........................................................       2,613         (897)
                                                                                                     ---------     ---------
      Total stockholders' equity .................................................................      61,200       57,920
                                                                                                     ---------    ----------
      Total liabilities and stockholders' equity .................................................   $ 351,295    $ 334,565
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              (DOLLARS IN THOUSANDS)



                                                                                                FOR THE PERIOD
                                                                                               OCTOBER 30, 1996
                                                                FOR THE      FOR THE            (INCEPTION)
                                                              YEAR ENDED     YEAR ENDED           THROUGH
                                                            JANUARY 2, 1999  JANUARY 3, 1998   DECEMBER 28, 1996
                                                            ---------------  ----------------  -------------------

Net sales ....................................................  $408,182     $362,954           $ 51,496
Cost of goods sold ...........................................   257,670      228,358             31,708
                                                                --------     --------          ---------
Gross profit .................................................   150,512      134,596             19,788
Selling, general and administrative ..........................   123,090      111,505             16,672
                                                                 --------     --------         ---------
Operating income .............................................    27,422       23,091              3,116
Interest expense .............................................    21,215       20,246              3,065
                                                                 --------     --------         ---------
Income before income taxes and extraordinary item ............     6,207        2,845                 51
Provision for income taxes ...................................     2,697        1,391                 51
                                                                 --------     --------         ---------
Income before extraordinary item .............................     3,510        1,454                 --
Extraordinary item, net of income tax benefit of $1,270 ......      --           --                2,351
                                                                 --------     --------         ---------
Net income (loss) ............................................  $  3,510     $  1,454            $(2,351)
                                                                --------     --------            --------
                                                                --------     --------            --------


 The accompanying notes are an integral part of the consolidated financial statements

                                               CARTER HOLDINGS, INC

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (DOLLARS IN THOUSANDS)

                                                                                                                 FOR THE PERIOD
                                                                                        FOR THE      FOR THE    OCTOBER 30, 1996
                                                                                      YEAR ENDED   YEAR ENDED     (INCEPTION)
                                                                                      JANUARY 2,   JANUARY 3,        THROUGH
                                                                                           1999         1998     DECEMBER 28,1996
                                                                                     ----------   -----------    ----------------
Cash flows from operating activities:
  Net income (loss) ...............................................................   $   3,510    $   1,454    $  (2,351)
  Extraordinary loss, net of taxes ................................................        --           --          2,351
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .................................................      17,205       15,342        2,622
    Loss on disposal of fixed assets and other ....................................         387          153         --
    Deferred tax provision ........................................................       1,092          311           51
    Effect of changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable ..................................      (4,700)     (10,875)       7,975
      Increase in inventories .....................................................     (13,769)      (7,047)        (704)
      Decrease (increase) in prepaid expenses and other assets.....................         111        2,876       (4,432)
      Increase (decrease) in accounts payable and other liabilities................       3,228         (409)       1,583
      Other .......................................................................         --          (163)         --
                                                                                      ---------     ---------    -----------
      Net cash provided by operating activities ...................................       7,064        1,642        7,095
                                                                                      ---------     ---------    -----------
Cash flows from investing activities:
  Proceeds from sale of fixed assets ..............................................          31           48         --
  Capital expenditures ............................................................     (17,991)     (14,013)      (3,749)
  Payment to Sellers for the Acquisition, net of $3,830 of cash
    received from the Predecessor .................................................        --           --       (117,773)
  Payments of Acquisition costs ...................................................        --           --        (21,705)
                                                                                      ---------     ---------    -----------
      Net cash used in investing activities .......................................     (17,960)     (13,965)    (143,227)
                                                                                      ---------     ---------    -----------

Cash flows from financing activities:
  Proceeds from revolving line of credit ..........................................     114,750      107,000        6,100
  Payments of revolving line of credit ............................................    (103,350)     (94,000)      (6,100)
  Proceeds from issuance of Holdings 12% Senior Subordinated Notes.................        --           --         20,000
  Proceeds from other debt ........................................................        --           --        240,000
  Payments of other debt ..........................................................        (900)        (900)     (95,000)
  Payments of Predecessor debt ....................................................        --           --        (68,062)
  Payment of Predecessor accrued interest .........................................        --           --         (1,059)
  Payments of financing costs .....................................................        (597)        (650)     (14,632)
  Proceeds from issuance of Class A stock .........................................        --           --         45,168
  Proceeds from issuance of Class C stock .........................................        --           --         14,532
  Proceeds from issuance of Class D stock .........................................        --           --            300
  Repurchase of capital stock .....................................................        (320)      (1,183)        --
  Proceeds from sale of Class C Treasury stock ....................................          60         --           --
  Payment of Predecessor preferred stock dividends ................................        --           --         (2,747)
  Payment of Predecessor guaranteed yield dividend on common stock.................        --           --         (4,237)
  Other ...........................................................................         980        4,354         --
                                                                                      ----------    ----------   -----------
     Net cash provided by financing activities ......................................    10,623       14,621      134,263
                                                                                      ---------     ----------   -----------
Net (decrease) increase in cash and cash equivalents ................................      (273)       2,298       (1,869)
Cash and cash equivalents at beginning of period ....................................     4,259        1,961        3,830
                                                                                      ---------     ----------   -----------
Cash and cash equivalents at end of period ........................................   $   3,986    $   4,259    $   1,961
                                                                                      ----------    -----------  -----------
                                                                                      ----------    -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                                                        RETAINED
                                                                                                  CLASS C                 EARNINGS
                                                             COMMON         CLASS A    CLASS C    TREASURY   CLASS D   (ACCUMULATED
                                                              STOCK          STOCK      STOCK      STOCK      STOCK       DEFICIT)
                                                            --------       --------   ---------   --------   --------  ------------

BALANCE AT OCTOBER 30, 1996 (INCEPTION) ..................   $   --                               $   --
    Issuance of Class A Stock (752,808 shares) ...........                $ 45,168
    Issuance of Class C Stock (242,192 shares) ...........                            $ 14,532
    Issuance of Class D Stock (5,000 shares) .............                                                    $  300
    Net loss..............................................                                                               $ (2,351)
                                                            --------      ---------   ---------   --------   --------  ------------

BALANCE AT DECEMBER 28, 1996 .............................       --         45,168      14,532        --         300       (2,351)
  Purchase of Class C Treasury Stock (19,709 shares) .....                                         (1,183)
  Net income .............................................                                                                  1,454
                                                             --------      ---------   ---------   --------   --------  ------------
BALANCE AT JANUARY 3, 1998 ...............................       --         45,168      14,532     (1,183)       300         (897)
  Issuance of Class C Treasury Stock (1,500 shares) ......                                             90
  Purchase of Class C Treasury Stock (5,358 shares) ......                                           (320)
  Net income .............................................                                                                  3,510
                                                             --------      ---------   ---------  ----------  --------  ----------
BALANCE AT JANUARY 2, 1999 ...............................   $   --        $ 45,168    $ 14,532   $(1,413)   $   300      $ 2,613
                                                             --------      ---------   ---------   --------   --------  ------------
                                                             --------      ---------   ---------   --------   --------  ------------


    The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

     Carter Holdings, Inc. ("Holdings") is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc. ("Carter's"). On October 30, 1996, Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding Common and Preferred Stock of Carter's from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers"). Financing for the Acquisition totaled $226.1 million and was provided by (i) $56.1 million of borrowings under a $100.0 million Senior Credit Facility; (ii) $90.0 million of borrowings under a Subordinated Loan Facility; (iii) $70.9 million of capital invested by affiliates of Investcorp and certain other investors in Holdings, which included $20.0 million in proceeds from issuance of Holdings 12% Senior Subordinated Notes used to make a $20.0 million investment by Holdings in Carter's newly issued redeemable preferred stock; and (iv) issuance of non-voting stock of Holdings valued at $9.1 million to certain members of management.

     In addition to purchasing or exchanging and retiring the previously issued capital stock of Carter's, the proceeds of the Acquisition and financing were used to make certain contractual payments to management ($11.3 million), pay for costs of the transactions ($20.9 million) and retire all outstanding balances on Carter's previously outstanding long-term debt along with accrued interest thereon ($69.1 million). In November 1996, Carter's offered and sold in a private placement $100.0 million of Subordinated Notes, the net proceeds of which were used to retire the $90.0 million of Subordinated Loan Facility borrowings and $5.0 million of borrowings under the Senior Credit Facility.

     For purposes of identification and description, Carter's is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition and Carter's for both periods.

     The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted, at the Acquisition date, to reflect the allocation of the purchase price based on estimated fair values. A summary of the purchase price allocation, at the Acquisition date, is as follows ($000):


Total financed purchase price ....   $ 226,100
                                     ---------
                                     ---------
Allocated to:

Cash and cash equivalents ........   $   3,830
Accounts receivable, net .........      27,234
Inventories ......................      75,836
Prepaid expenses and other assets        5,999
Property, plant and equipment, net      46,081
Tradename ........................     100,000
Cost in excess of fair value .....      38,522
Deferred debt issuance costs .....       8,283
Accounts payable .................     (13,393)
Other current liabilities ........     (32,882)
Other long-term liabilities ......      (9,590)
Deferred taxes, net ..............     (26,020)
Preferred stock issuance costs ...       2,200
                                     ---------
                                     $ 226,100
                                     ---------
                                     ---------

                              CARTER HOLDINGS, INC.

NOTE 1--THE COMPANY: (CONTINUED)

     In fiscal 1998 and 1997, certain revisions to the preceding estimates were made, as follows ($000):

                                  1998       1997
                               -------    -------
Inventories ................   $  --      $ 4,052
Cost in excess of fair value      (444)    (5,956)
Deferred taxes, net ........      (261)       201
Other current liabilities ..       705      1,703

     A $14.9 million portion of the purchase price was applied to pay certain Predecessor dividends and expenses during the period ended December 28, 1996. This consisted of $2.8 million and $4.2 million, respectively, in dividends triggered on the Predecessor's Preferred and Common Stock, plus portions of compensation-related charges ($5.1 million) and other expenses ($2.8 million) of the Predecessor incurred in connection with the Acquisition and expensed by the Predecessor.

     The following unaudited pro forma statement of operations presents the results of operations of Holdings and its subsidiaries for the fiscal year ended December 28, 1996 as though the controlling ownership of the Predecessor had been acquired on December 31, 1995, with financing established through the private placement, and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on December 31, 1995, or of future results of operations ($000).


                                            PREDECESSOR PERIOD    PERIOD FROM
                                            FROM DECEMBER 31,     OCTOBER 30, 1996                         PRO FORMA FOR
                                             1995 THROUGH         (INCEPTION) THROUGH    PRO FORMA         THE YEAR ENDED
                                            OCTOBER 29, 1996      DECEMBER 28, 1996      ADJUSTMENTS       DECEMBER 28,1996
                                            ----------------      -----------------      -----------       ----------------
Net sales ...............................        $ 266,739         $  51,496              $  --              $ 318,235
                                                 ---------         ---------               ---------          ---------
Gross profit ............................           96,712            19,788                 (282)(a)          116,218
Selling, general and administrative .....           79,296            16,672                3,519 (b)           99,487
Nonrecurring charge .....................            8,834              --                 (8,834)(C)             --
                                                  --------         ---------                ---------            -------
Operating income ........................            8,582             3,116                5,033                16,731
Interest expense ........................            7,075             3,065                9,847 (d)            19,987
                                                     -----             -----                ---------            ------
Income (loss) before income taxes and
    extraordinary item ..................            1,507                51               (4,814)              (3,256)
Provision for (benefit from)
    income taxes ........................            1,885                51               (2,918)(e)             (982)
                                                     -----              -----               ---------            -------
Loss before extraordinary item ..........             (378)             --                 (1,896)              (2,274)
Extraordinary item, net .................               --             2,351               (2,351)(f)             --
                                                 ----------       -----------          --------------        -----------
Net (loss) income .......................        $    (378)        $  (2,351)           $     455            $  (2,274)
                                                 ----------       -----------          --------------        -----------
                                                 ----------       -----------          --------------        -----------

                              CARTER HOLDINGS, INC.

NOTE 1--THE COMPANY: (CONTINUED)

     Pro forma adjustments represent: a) increase in depreciation expenses relating to revaluation of property, plant and equipment; b) amortization of tradename and cost in excess of fair value of net assets acquired; decrease to periodic expense for postretirement benefits; and management fee expense in accordance with the terms of Carter's new management agreement with an affiliate of Investcorp; c) elimination of nonrecurring charges directly related to the transactions; d) increases in interest expense resulting from the change in debt structure; e) income tax effects of pro forma adjustments; and f) elimination of the extraordinary charge directly related to the transactions.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Carter's is a United States based manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. Carter's manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers and for Carter's 144 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies.

RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified for comparative purposes.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Holdings, Carter's and Carter's wholly-owned subsidiaries (all together the "Company"). These additional subsidiaries consist of operations in Costa Rica, the Dominican Republic and Mexico. These non-U.S. operations represented approximately 59%, 47% and 40% of the Company's sewing production for the fiscal years 1998, 1997 and 1996, respectively. Total net assets (primarily property, plant and equipment and inventory) of the international subsidiaries were approximately $17.0 million at January 2, 1999. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

     The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect the Company's financial position as of January 2, 1999 and January 3, 1998 and results of operations for the years ended January 2, 1999 and January 3, 1998 and the period from October 30, 1996 (inception) through December 28, 1996. The fiscal year ended January 2, 1999 (fiscal 1998) contains 52 weeks, the fiscal year ended January 3, 1998 (fiscal 1997) contains 53 weeks and the fiscal 1996 period from October 30, 1996 (inception) through December 28, 1996 contains nine weeks.

CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. The Company had cash deposits, in excess of deposit insurance limits, in four and six banks at January 2, 1999 and January 3, 1998, respectively.

ACCOUNTS RECEIVABLE:

     Approximately 75% and 69% of the Company's gross accounts receivable at January 2, 1999 and January 3, 1998, respectively, were from its ten largest wholesale customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of gross accounts receivable at January 2, 1999 and January 3, 1998, respectively, but not more than 20%. Sales to these customers represent comparable percentages to total wholesale revenues.

                              CARTER HOLDINGS, INC.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)

INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings--15 to 50 years; and machinery and equipment--3 to 10 years. Leasehold improvements are amortized over the lesser of the asset life or related lease term.

TRADENAME AND COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

     Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition over the fair value of the net assets acquired. At each balance sheet date, management determines whether there has been a permanent impairment in the value of the tradename and goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of these intangibles. The amount of any resulting impairment will be calculated using the present value of the same cash flows from operating activities. The factors considered in this assessment will include operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

     The tradename and goodwill are each being amortized on a straight-line basis over their estimated lives of 40 years. Accumulated amortization of the tradename at January 2, 1999 and January 3, 1998 was $5,417,000 and $2,917,000, respectively. Accumulated amortization of goodwill at January 2, 1999 and January 3, 1998 was $1,931,000 and $1,121,000, respectively.

DEFERRED DEBT ISSUANCE COSTS:

     Debt issuance costs are deferred and amortized to interest expense using the straight line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,606,000 and $1,507,000 for the years ended January 2, 1999 and January 3, 1998, respectively, and $208,000 for the period ended December 28, 1996. An extraordinary item for the period from October 30, 1996 (inception) through December 28, 1996 reflects the write-off of $3.4 million and $0.2 million of deferred debt issuance costs related to the $90.0 million Subordinated Loan Facility and portion of the Senior Credit Facility, respectively, repaid with the proceeds of the $100.0 million Senior Subordinated Notes in November 1996, net of income tax effects.

STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS:

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was adopted in 1996 for disclosure purposes only (see Note 8).

INCOME TAXES:

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS 109, the deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year; the net change during the year in the Company's deferred tax assets and liabilities; and the net change during the year in any valuation allowances.

                              CARTER HOLDINGS, INC.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)


SUPPLEMENTAL CASH FLOWS INFORMATION:

     Interest paid in cash approximated $19,614,000 and $18,730,000 for the years ended January 2, 1999 and January 3, 1998, respectively, and $2,463,000 for the period ended December 28, 1996. Income taxes paid (received) in cash approximated $2,345,000 and ($900,000) for the years ended January 2, 1999 and January 3, 1998, respectively, and ($771,000) for the period ended December 28, 1996.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS:

     In 1998, the Company adopted Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 does not affect results of operations or financial position but requires disclosure of certain segment information (see
Note 14). SFAS 132 revises employers' disclosure about pensions and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans (see Note 7).


NOTE 3--INVENTORIES:

    Inventories consisted of the following ($000):


                                                          JANUARY 2,   JANUARY 3,
                                                             1999        1998
                                                          --------   ----------
Finished goods .........................................   $ 68,236   $ 50,026
Work in process ........................................     21,286     24,069
Raw materials and supplies .............................     11,886     13,544
                                                           --------   ---------
                                                           $101,408   $ 87,639
                                                           --------   ---------
                                                           --------   ---------

                              CARTER HOLDINGS, INC.

NOTE 4--FIXED ASSETS:

    Fixed assets consisted of the following ($000):

                                                 JANUARY 2,   JANUARY 3,
                                                    1999         1998
                                                 --------      --------
Land, buildings and improvement ...............    $ 15,724    $ 14,526
Machinery and equipment .......................      63,874      49,077
                                                   --------    --------
                                                     79,598      63,603
Accumulated depreciation and amortization .....     (19,924)    (10,592)
                                                   --------    --------
                                                   $ 59,674    $ 53,011
                                                   --------    --------
                                                   --------    --------

     Depreciation expense ($000) was $10,940 and $9,023 for the years ended January 2, 1999 and January 3, 1998, respectively and $1,613 for the period ended December 28, 1996.

NOTE 5--LONG-TERM DEBT:

    Long-term debt consisted of the following ($000):

                                                                    JANUARY 2,    JANUARY 3,
                                                                      1999             1998
                                                                   ---------        ---------
Senior Credit Facility term loan ...........................       $  43,200        $  44,100
Senior Credit Facility revolving credit ....................          24,400           13,000
10 3/8% Series A Senior Subordinated Notes due 2006 ........         100,000          100,000
12% Series B Senior Subordinated Notes due 2008 ............          20,000           20,000
                                                                   ---------        ----------
                                                                     187,600          177,100
Current maturities .........................................            (900)            (900)
                                                                   ---------        ----------
                                                                   $ 186,700        $ 176,200
                                                                   ---------        ----------
                                                                   ---------        ----------

     The Senior Credit Facility provides for a $50.0 million Tranche B term loan facility. The Tranche B term loans have a final scheduled maturity date of October 31, 2003. The principal amounts of the Tranche B term loans are required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5 million in fiscal year 2002 and $22.5 million in fiscal year 2003. In November 1996, proceeds of the 10 3/8% Senior Subordinated Notes were used to repay $5.0 million of the term loan. The repayment schedule has been adjusted ratably for this payment.

     In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment since the Acquisition and to support higher levels of demand for the Company's products than had been anticipated at Acquisition. As amended, the Senior Credit Facility provides for a $65.0 million revolving credit facility which was increased from $50.0 million, to support peak working capital requirements. The revolving credit facility will expire on the earlier of (a) October 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. There is no scheduled interim amortization of principal. The facility has a sublimit of $15.0 million for letters of credit, increased from $10.0 million, of which $6.9 million and $4.3 million was used for letters of credit as of January 2, 1999 and January 3, 1998, respectively. A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility.

     Borrowings under the Senior Credit Facility accrue interest at either the Alternate Base Rate (the "Alternate Base Rate") or an adjusted Eurodollar Rate (the "Eurodollar Rate"), at the option of the Company, plus the applicable interest margin. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum, (ii) the Base CD Rate (as defined in the Credit Agreement) plus 1% per annum and
(iii) The Chase Manhattan Bank's Prime Rate. The applicable interest margin for loans which accrue interest at the Eurodollar Rate was adjusted from 2.50% to 2.25% per annum for the revolving credit facility and is 1.50% per annum for loans that accrue interest at the Alternate Base Rate. The applicable interest margin with respect to Tranche B term loans was adjusted from 3.00% to

                              CARTER HOLDINGS, INC.

NOTE 5--LONG-TERM DEBT: (CONTINUED)

2.50% per annum for loans that accrue interest at the Eurodollar Rate and is 2.00% per annum for loans that accrue interest at the Alternate Base Rate. The amendment provides for additional reductions in the interest margin based on the achievement of certain leverage ratios. The effective interest rate on Senior Credit Facility borrowings outstanding at January 2, 1999 and January 3, 1998 was 8.0% and 9.1%, respectively. Interest on the Senior Credit Facility is payable quarterly.

     The Senior Credit Facility requires that upon a public offering, by Holdings or any subsidiary of Holdings, of its common or other voting stock, 50% of the net proceeds from such offering (only after satisfaction of certain specified obligations) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Upon the incurrence of any additional indebtedness (other than indebtedness permitted under the Senior Credit Facility), or upon the receipt of proceeds from certain asset sales and exchanges, 100% of the net proceeds from such incurrence, sale or exchange is required to be applied. In addition, the Senior Credit Facility requires that either 75% or 50% (depending on certain circumstances) of Excess Cash Flow (as defined in the Senior Credit Facility) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Such prepayments are required to be so applied first to the prepayment of the term loans and second to reduce permanently the revolving credit commitments. Subject to certain conditions, the Company may, from time to time, make optional prepayments of loans without premium or penalty.

     The loans are collateralized by a first priority interest in substantially all the personal property and certain real property of Carter's and a pledge of all the issued and outstanding stock of Carter's, as well as 65% of the issued and outstanding stock of Carter's foreign subsidiaries.

     The Senior Credit Facility imposes certain covenants, requirements and restrictions on actions by Carter's and its subsidiaries that, among other things, restrict: (i) the incurrence and existence of indebtedness; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens or other encumbrances; (iv) the incurrence and existence of contingent obligations; (v) the payment of dividends and repurchases of common stock; (vi) prepayments and amendments of certain subordinated debt instruments and equity;
(vii) investments, loans and advances; (viii) capital expenditures; (ix) changes in fiscal year; (x) certain transactions with affiliates; and (xi) changes in lines of business. In addition, the Senior Credit Facility requires that Carter's comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio.

     The 10 3/8% Senior Subordinated Notes were issued in November 1996. The proceeds from the 10 3/8% Notes were used to repay $90.0 million of Acquisition-related financing and $5.0 million of the Senior Credit Facility term loan.

     In April 1997, Carter's completed a registration with the Securities and Exchange Commission related to an Exchange Offer for $100.0 million of 10 3/8% Series A Senior Subordinated Notes for a like amount of the 10 3/8% Senior Subordinated Notes issued in the November 1996 private placement. The terms and provisions of the 10 3/8% Notes were essentially unchanged.

     Interest on the 10 3/8% Notes is to be paid semi-annually on June 1 and December 1 of each year, commencing on June 1, 1997. The 10 3/8% Notes will be redeemable, in whole or in part, at the option of the Company on or after December 1, 2001 at the following redemption prices, plus accrued interest to the date of redemption:


YEAR                        REDEMPTION PRICE
----                        ----------------

2001.......................... 105.188%
2002.......................... 103.458%
2003.......................... 101.729%
2004 and thereafter........... 100.000%


                              CARTER HOLDINGS, INC.

NOTE 5--LONG-TERM DEBT: (CONTINUED)

     The 10 3/8% Notes are uncollateralized. The 10 3/8% Notes contain provisions and covenants, including limitations on other indebtedness, restricted payments and distributions, sales of assets and subsidiary stock, liens and certain other transactions.

     The 12% Senior Subordinated Notes ("Holdings Notes") were originally issued by Holdings to Investcorp affiliates on October 30, 1996 in connection with the Acquisition as described in Note 1.

     In March 1997, pursuant to a Private Placement for $16,350,000 of the $20,000,000 outstanding Holdings Notes, Holdings agreed to register the Holdings Notes with the Securities and Exchange Commission. In July of 1998, the Company completed a registration with the Securities and Exchange Commission related to an Exchange Offer for $20.0 million of Series B 12% Senior Subordinated Notes for a like amount of the Holdings Notes. The terms and provisions of the Holdings Notes were essentially unchanged.

     Interest on the Holdings Notes is to be paid semi-annually on May 1 and November 1 of each year, commencing on May 1, 1997. The Holdings Notes are redeemable, in whole or in part, at the option of the Company on or after the dates indicated, at the following redemption prices, plus accrued interest to the date of redemption:


YEAR                                              REDEMPTION PRICE
----                                              ----------------
December 31, 1996.......................................109.000%
October 1, 1999.........................................107.000%
October 1, 2000.........................................105.000%
October 1, 2001.........................................103.000%
October 1, 2002.........................................101.000%
October 1, 2003 and thereafter..........................100.000%


     Upon a "Change in Control", (as defined in the indenture pursuant to which the Holdings Notes were issued (the "Subordinated Note Indenture")), each holder shall have the right to require that Holdings repurchase all or any part of such Holdings Notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

     The Holdings Notes are general uncollateralized obligations of Holdings and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Subordinated Notes Indenture) of Holdings. In addition, the Holdings Notes are subordinated to all debts, liabilities and obligations of Carter's. The Holdings Notes contain provisions and covenants, including limitations on other indebtedness, dividends and distributions, transactions with affiliates, sales of assets and subsidiary stock, liens and certain other transactions.

     As noted above, provisions of Carter's and Holdings' debt agreements contain restrictions and limitations which effectively preclude dividends, distributions, or advances from Carter's to Holdings, except under certain specified conditions. Restricted net assets of Carter's at January 2, 1999 and January 3, 1998 totaled approximately $58.7 million and $56.7 million, respectively. Likewise, at January 2, 1999 and January 3, 1998, Holdings was effectively precluded from declaring or paying dividends on its Capital Stock.

     Aggregate minimum scheduled maturities of long-term debt during each of the next five fiscal years subsequent to January 2, 1999 are as follows ($000):
1999--$900; 2000--$900; 2001--$29,800; 2002--$13,500; and 2003--$22,500.

     The fair value of the Company's long term debt was deemed to approximate its carrying value at January 2, 1999 and January 3, 1998, except for the 10 3/8% Notes. The fair values of the 10 3/8% Notes were

                              CARTER HOLDINGS, INC.

NOTE 5--LONG-TERM DEBT: (CONTINUED)

approximately $8.0 million and $6.0 million greater than book value at January 2, 1999 and January 3, 1998, respectively. The fair values were estimated based on similar issues or on current rates offered to the Company for debt of the same remaining maturities.


NOTE 6--CAPITAL STOCK:

      Features of Holdings' various classes of capital stock are specified in a Certificate of Designation (the "Certificate"). The Certificate specifies, among other things, restrictions on transfers of shares; certain "tag along rights" of the Class A and Class C shares pursuant to certain transfers of Class D shares; and redemptions required in connection with tag-along transfers or warrant exercises (see below).

      In the event of an initial public offering or sale of Holdings, as defined in the Certificate, all issued and outstanding shares of Class A, Class C and Class D Stock not otherwise redeemed by Holdings shall automatically convert into shares of Common Stock on a one-for-one basis.

      Holders of shares of Class D Stock and Common Stock shall be entitled to one vote per share of such stock held, on all matters. Until a change in control of the Company, as defined, holders of Class A or Class C stock shall not have any voting rights except that the holders of the Class A and Class C Stock shall have the right to one vote for each share of such stock held as to (i) the approval of any amendments, or the alteration or repeal, whether by merger, consolidation or otherwise, of any provision of the Certificate or the Articles of Organization that would increase or decrease the par value of those shares of the Class A or Class C Stock, or alter or change the powers, preferences, or special rights of the shares of the Class A or Class C Stock, so as to affect such holders adversely; and (ii) matters as required under law.

      Effective upon a change in control, holders of shares of Class A or Class C Stock shall be entitled to one vote for each share of stock held, on all matters.

      In the event of liquidation of Holdings, each holder of Class A or Class C Stock shall be entitled to receive out of the net assets of the Company or the proceeds thereof available for distribution to stockholders, before any payment or distribution shall be made or set aside for payment on the Class D or Common Stock upon such liquidation, the amount of $.001 per share. Such distribution shall be allocated on a pro rata basis according to the number of shares of Class A or Class C Stock held by each stockholder.

      Certain officers and employees of the Company held 127,482 and 131,340 shares of Class C Stock as of January 2, 1999 and January 3, 1998, respectively. Under certain circumstances, these officers and employees have the right to require an affiliate of Investcorp to purchase their Class C shares. In such cases, the Company has a right of first refusal to purchase such shares.

      In connection with the Acquisition, Holdings issued a Class A Warrant to an affiliate of Investcorp. Upon an initial public offering or sale of Holdings, as defined, the Class A Warrant entitles its holder to purchase, at a specified price, a specified number of shares of Holdings Common Stock. This will be accomplished via a redemption by Holdings of a corresponding number of Class A shares and issuance by Holdings to the Warrant holder of a corresponding number of Common shares.


NOTE 7--EMPLOYEE BENEFIT PLANS:

      The Company offers a comprehensive postretirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement plan. The Company also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and the Company's liabilities are net of these employee contributions.

                              CARTER HOLDINGS, INC.

NOTE 7--EMPLOYEE BENEFIT PLANS: (CONTINUED)


      The following is a reconciliation of the Accumulated Postretirement Benefit Obligations ("APBO") under this plan ($000):



                                                               FOR THE             FOR THE
                                                              YEAR ENDED         YEAR ENDED
                                                              JANUARY 2,         JANUARY 3,
                                                                 1999               1998
                                                                 ----               ----
Benefit Obligation (APBO) at beginning of year...............   $9,995             $8,485
Service cost.................................................      169                120
Interest cost.................................................     649                567
Plan participants' contributions..........................         508                532
Actuarial loss...............................................      375              1,498
Benefits paid................................................   (1,107)            (1,207)
                                                                -------            -------

Benefit Obligation (APBO) at end of year.............          $10,589             $9,995
                                                                -------            -------
                                                                -------            -------

      The Company's contribution for these postretirement benefit obligations was $599,005 in fiscal 1998 and $675,000 in fiscal 1997.

      The funded status of the plan is reconciled to the accrued postretirement benefit liability recognized in the accompanying consolidated balance sheets, as follows ($000):


                                                                                JANUARY 2,         JANUARY 3,
                                                                                   1999               1998
                                                                                   ----               ----

    Funded status (unfunded APBO)....................................           $10,589              $9,995
    Unrecognized net loss from past experience different from that
      assumed and from changes in assumptions......................              (1,783)             (1,442)
                                                                                -------             -------
    Accrued benefit cost...................................................      $8,806              $8,553
                                                                                -------             -------
                                                                                -------             -------


      The discount rates used in determining the APBO as of January 2, 1999 and January 3, 1998 were 6.25% and 6.75%, respectively.

                              CARTER HOLDINGS, INC.

NOTE 7--EMPLOYEE BENEFIT PLANS: (CONTINUED)

     The components of postretirement benefit expense charged to operations are as follows ($000):


                                                                                            FOR THE PERIOD
                                                       FOR THE          FOR THE            OCTOBER 30, 1996
                                                      YEAR ENDED       YEAR ENDED            (INCEPTION)
                                                       JANUARY 2,       JANUARY 3,             THROUGH
                                                         1999             1998             DECEMBER 28, 1996
                                                         ----             ----             -----------------
Service cost - benefits attributed to service
  during the period ....................................   $169           $120                 $ 21
Interest cost on accumulated postretirement
  benefit obligation ...................................    649            567                   95
Amortization of transition
  obligation ...........................................    --              --                   --
Amortization of net actuarial
  loss .................................................     34             --                   --
                                                           ----           ----                 ----

Total net periodic postretirement benefit cost .........   $852           $687                 $116
                                                           ----           ----                 ----
                                                           ----           ----                 ----

      In conjunction with purchase accounting for the Acquisition, the Company was required to record a liability on its balance sheet for the APBO at the Acquisition date. The effects on the Company's plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

      The Company has an obligation under a defined benefit plan covering certain former officers. At January 2, 1999 and January 3, 1998, the present value of the estimated remaining payments under this plan was approximately $1.8 million and is included in other current and long-term liabilities.

     The Company also sponsors a defined contribution plan within the U.S. The plan covers employees who are at least 21 years of age and have completed one year of service, during which at least 1,000 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which the Company matches up to 2.5% of the employee contribution, at a rate of 75% on the first 2% and 50% on the second 2%. The Company's expense for the defined contribution plan totaled approximately ($000): $906 for the fiscal year ended January 2, 1999, $785 for the fiscal year ended January 3, 1998 and $100 for the period ended December 28, 1996.

NOTE 8--MANAGEMENT STOCK INCENTIVE PLAN:

     At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan") in order to provide incentives to employees and directors of the Company by granting them awards tied to Class C stock of Holdings. Options for up to 75,268 shares may be granted to certain employees under the Plan, of which 4,013 and 7,966 remained ungranted at January 2, 1999 and January 3, 1998, respectively. In October 1996, Holdings granted options to purchase 72,199 shares of its Class C stock to certain employees of the Company. The exercise price of each such option and options granted in fiscal years 1998 and 1997 is $60.00 per share, which is the same price per share paid by existing holders of Holdings' Class C stock, and which is deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no

                              CARTER HOLDINGS, INC.

NOTE 8--MANAGEMENT STOCK INCENTIVE PLAN: (CONTINUED)

compensation expense has been recognized on the options granted in any of the periods. All options granted vest ratably over five years (contingent upon the Company meeting specific earnings targets) and expire in ten years, with weighted average remaining contractual lives of approximately eight years at January 2, 1999.

    A summary of stock options (in number of shares that may be purchased) is presented below:


                                   FOR THE      FOR THE
                                  YEAR ENDED   YEAR ENDED
                                  JANUARY 2,   JANUARY 3,
                                    1999         1998
                                   ------       ------
Outstanding, beginning of year      67,302       72,199
Granted ......................       4,976        4,000
Exercised ....................        --           --
Forfeited ....................      (1,023)      (8,897)
Expired ......................        --           --
                                    ------       ------
Outstanding, end of year .....      71,255       67,302
                                    ------       ------
                                    ------       ------
Exercisable, end of year......      26,511       13,460
                                    ------       ------
                                    ------       ------

    The fair value of each granted option, at the date of grant, has been estimated to be $19.78 for options granted during 1998, $23.61 for options granted during 1997 and $29.50 for options granted during the two-month period ended December 28, 1996. The fair value of the options granted was estimated using a minimum value method, at an assumed risk free interest rate of 5% for options granted during 1998, 6.25% for options granted during 1997 and 7% for options granted during the two-month period ended December 28, 1996. The expected life of the options was estimated to be eight years for options granted during 1998 and 1997 and ten years for 1996. No dividends were assumed.

    If the fair value based method required by SFAS 123 had been applied, estimated compensation expense for the years ended January 2, 1999 and January 3, 1998 would have been approximately $414,000 and $400,000, respectively, resulting in pro forma net income of approximately $3,260,000 and $1,214,000, respectively. There would have been no compensation cost associated with these option grants for the period ended December 28, 1996 and the Company's net income for the period would have been unchanged.


NOTE 9--INCOME TAXES:

    The provision for income taxes consisted of the following ($000):


                                                                                          FOR THE PERIOD
                                                                                         OCTOBER 30, 1996
                                               FOR THE                  FOR THE            (INCEPTION)
                                              YEAR ENDED               YEAR ENDED            THROUGH
                                            JANUARY 2, 1999           JANUARY 3, 1998    DECEMBER 28, 1996
                                            ---------------           ---------------    -----------------
Current tax provision:
  Federal ..................                    $1,085                    $  752                $ --
  State ....................                       438                       278                  --
  Foreign ..................                        82                        50                  --
                                                ------                    ------               ------
    Total current provision                      1,605                     1,080                  --
                                                ------                    ------               ------
Deferred tax provision:
  Federal ..................                       978                       277                   44
  State ....................                       114                        34                    7
                                                ------                    ------               ------
    Total deferred provision                     1,092                       311                   51
                                                ------                    ------               ------
    Total provision ........                    $2,697                    $1,391               $   51
                                                ------                    ------               ------
                                                ------                    ------               ------


                              CARTER HOLDINGS, INC.

NOTE 9--INCOME TAXES: (CONTINUED)


      Components of deferred tax assets and liabilities were as follows ($000):




                                                      JANUARY 2,                 JANUARY 3,
                                                        1999                       1998
                                                         ----                      ----
Deferred tax assets:
  Accounts receivable allowance ...                    $ 1,754                    $ 1,237
  Inventory valuation .............                      4,775                      5,777
  Liability accruals ..............                      4,995                      5,879
  Deferred employee benefits ......                      3,848                      3,755
  Loss and tax credit carryforwards                        458                        913
  Other ...........................                        947                        929
                                                       -------                    -------
    Total deferred tax assets .....                    $16,777                    $18,490
                                                       -------                    -------
                                                       -------                    -------
Deferred tax liabilities:
  Tradename .......................                    $34,996                    $35,921
  Depreciation ....................                      8,744                      8,284
  Deferred employee benefits ......                        276                        432
  Other ...........................                         --                         --
                                                       -------                    -------
    Total deferred tax liabilities                     $44,016                    $44,637
                                                       -------                    -------
                                                       -------                    -------



      The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                                                                                       FOR THE PERIOD
                                                                                                     OCTOBER 30, 1996
                                                    FOR THE                  FOR THE                    (INCEPTION)
                                                   YEAR ENDED               YEAR ENDED                     THROUGH
                                                 JANUARY 2, 1999          JANUARY 3, 1998             DECEMBER 28, 1996
                                                 ---------------          ----------------           -----------------
Statutory federal income tax rate                      34%                       34%                       34%
State income taxes, net of
  Federal income tax benefit ....                       6                         7                         9
Goodwill amortization ...........                       4                        11                       106
Other permanent items ...........                       1                         2                        --
Foreign income, net of tax ......                      (3)                       (4)                      (21)
Other ...........................                       1                        (1)                      (28)
                                                       --                        --                       ---
Total ...........................                      43%                       49%                      100%
                                                       --                        --                       ---
                                                       --                        --                       ---



      The portion of income before income taxes and extraordinary item attributable to foreign income was approximately $735,000 and $437,000 for the years ended January 2, 1999 and January 3, 1998, respectively, and $40,000 for the period ended December 28, 1996.

                              CARTER HOLDINGS, INC.

NOTE 10--LEASE COMMITMENTS AND CONTINGENCIES:

    Annual rent expense ($000) under operating leases was $13,855 and $14,093 for the years ended January 2, 1999 and January 3, 1998, respectively, and $2,148 for the period ended December 28, 1996.

    Minimum annual rental commitments under current noncancelable operating leases as of January 2, 1999 were as follows ($000):

                     BUILDINGS,                         DATA                              TOTAL
                    PRIMARILY     TRANSPORTATION      PROCESSING      MANUFACTURING   NONCANCELABLE
FISCAL YEAR       RETAIL STORES      EQUIPMENT        EQUIPMENT        EQUIPMENT          LEASES
-----------       -------------      ---------        ---------        ---------          ------
1999 .....          $10,671          $   545          $   582          $   481          $12,279
2000 .....            7,631              478              511              435            9,055
2001 .....            5,422              428              238              261            6,349
2002 .....            3,543              281             --                199            4,023
2003 .....            1,733               36             --                 59            1,828
Thereafter            1,088               11             --               --              1,099
                    -------          -------          -------          -------          -------
Total ....          $30,088          $ 1,779          $ 1,331          $ 1,435          $34,633
                    -------          -------          -------          -------          -------
                    -------          -------          -------          -------          -------

     In July and August 1996, the Company had studies conducted by an environmental consultant for 13 facilities. Based on available information, including the studies, the Company has identified certain non-compliance with environmental laws. The Company has also identified certain actions which may be required in the future. Carter's has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. In February 1999, the Company and the plaintiff reached a tentative settlement by which Carter's would pay the plaintiff $2,500. Such settlement is subject to the approval of other parties involved in this litigation. The Company is also in the process of investigating a potential claim under environmental laws in Lamar County, Georgia. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability, if any. Accordingly, no accrual has been recorded in the accompanying financial statements for these matters.


NOTE 11--OTHER CURRENT LIABILITIES:


 Other current liabilities consisted of the following ($000):


                                                     JANUARY 2,      JANUARY 3,
                                                       1999            1998
                                                       ----            ----
Accrued liability for retail store closures          $ 1,522          $ 2,381
Accrued liability for plant closures ......            2,110            2,748
Accrued income taxes ......................            6,003            6,538
Accrued workers compensation ..............            4,157            4,500
Accrued incentive compensation ............            3,593            2,650
Other current liabilities .................           17,690           17,054
                                                      ------           ------
                                                     $35,075          $35,871
                                                      ------           ------
                                                      ------           ------

                              CARTER HOLDINGS, INC.

NOTE 12--VALUATION AND QUALIFYING ACCOUNTS:

      Information regarding valuation and qualifying accounts is as follows ($000):


                                            ALLOWANCE FOR
                                               DOUBTFUL       INVENTORY
                                               ACCOUNTS       VALUATION
                                               --------       ---------

Balance, October 30, 1996 (inception)          $ 2,524           $ 2,414
  Additions, charged to expense .....              156               100
  Recoveries (write-offs) ...........               11               (10)
                                               -------           -------
Balance, December 28, 1996 ..........            2,691             2,504
  Additions, charged to expense .....            1,178             2,254
  Write-offs ........................           (1,495)           (1,992)
                                               -------           -------
Balance, January 3, 1998 ............            2,374             2,766
  Additions, charged to expense .....            1,427             2,947
  Write-offs ........................           (1,301)           (2,595)
                                               -------           -------
Balance, January 2, 1999 ............          $ 2,500           $ 3,118
                                               -------           -------
                                               -------           -------

NOTE 13--RELATED PARTY TRANSACTIONS:

      In connection with the Acquisition, Invifin SA ("Invifin"), an affiliate of Investcorp, received a fee of $2.2 million. Also in connection with the Acquisition, the Company paid Investcorp International, Inc. ("International") advisory fees aggregating $2.25 million. The Company also paid $1.5 million to Invifin in fees in connection with providing a standby commitment to fund the Acquisition. In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company prepaid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms.

      In October 1996, the Company made a $1.5 million loan to an officer of the Company. The loan has a term of five years, is collateralized by the officer's stock of Holdings and bears interest at 6.49%, compounded semi-annually. The loan is prepayable with the proceeds of any disposition of the officer's stock in Holdings.

      During 1998 and 1997, Holdings repurchased 5,358 and 19,709 shares of its Class C Stock owned by former Company employees for cash payments totaling approximately $320,000 and $1,183,000, respectively. In addition, during fiscal 1998, Holdings sold 1,000 shares of its Class C Stock to an employee of the Company for $60,000 and issued 500 shares to another employee at a fair value of $30,000.

                              CARTER HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14--SEGMENT INFORMATION:

      The Company's two reportable segments are "Retail" and "Wholesale and Other". The accounting policies of the segments are the same as those described in Note 2--"Nature of Business and Summary of Significant Accounting Policies". The Company generally sells the same products in each business segment. The Company evaluates the performance of its Retail segment based on, among other things, its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). EBITDA shown in the accompanying table for the Wholesale and Other segment is an amount determined by deduction based on consolidated EBITDA and is not a measurement used by management in its decision-making process. As described in the accompanying table, the Retail segment's EBITDA is determined on a direct contribution basis only and does not include allocations of all costs incurred to support Retail operations.

      The Retail segment consists of the Company's retail outlet stores which numbered 144, 138 and 135 at January 2, 1999, January 3, 1998 and December 28, 1996, respectively. The financial results of the Retail segment shown in the accompanying table reflect revenue from the outlet stores, the cost of merchandise sold including point-of-sale markdowns, store operating costs and retail management expenses. Product costs reported by the Retail segment are determined based on the Company's standard cost system. Although the standard costs are the same as those used for the Company's Wholesale and Other segment, the Retail segment's product costs do not reflect any manufacturing variances from standard costs; such variances represent the difference between standard costs of production and actual costs. Accordingly, Retail results do not reflect the actual costs and related margins resulting from its operations.

     Retail results do not include allocation of various costs incurred to support Retail operations such as merchandising and product development costs, obsolescence, marketing, advertising, distribution or corporate expenses such as information technology, finance, executive management or corporate occupancy costs. Retail financial results, therefore, are not reflective of the actual results which would be derived if such allocations were made. The Wholesale and Other segment includes all other revenue and expenses of the Company not directly related to the Retail segment.

     The table below presents certain segment information for the periods indicated ($000):


                                                                                             WHOLESALE
                                                                             RETAIL           AND OTHER              TOTAL
                                                                             ------           ---------              -----
Year ended January 2, 1999:
  Sales ...........................................................          $171,696          $236,486          $408,182
  EBITDA ..........................................................          $ 37,965          $  5,056          $ 43,021
Year ended January 3, 1998:
  Sales ...........................................................          $143,419          $219,535          $362,954
  EBITDA ..........................................................          $ 27,299          $  9,627          $ 36,926
Period from October 30, 1996 (inception) through December 28, 1996:
  Sales ...........................................................          $ 22,990          $ 28,506          $ 51,496
  EBITDA ..........................................................          $  4,371          $  1,159          $  5,530


                              CARTER HOLDINGS, INC.

NOTE 14--SEGMENT INFORMATION: (CONTINUED)


      A reconciliation of total segment EBITDA to total consolidated income before income taxes is presented below ($000):



                                                                                          FOR THE PERIOD
                                                                                         OCTOBER 30, 1996
                                                  FOR THE               FOR THE             (INCEPTION)
                                                 YEAR ENDED           YEAR ENDED              THROUGH
                                              JANUARY 2, 1999       JANUARY 3, 1998      DECEMBER 28, 1996
                                              ---------------       ---------------      -----------------
Total EBITDA for reportable segments             $ 43,021             $ 36,926             $  5,530
Depreciation and amortization expense             (15,599)             (13,835)              (2,414)
Interest expense ....................             (21,215)             (20,246)              (3,065)
                                                  --------             --------             --------
Consolidated income before income
   taxes ............................            $  6,207             $  2,845             $     51
                                                  --------             --------             --------
                                                  --------             --------             --------


  The table below represents inventory by segment at ($000):

                             JANUARY 2,         JANUARY 3,         DECEMBER 28,
                               1999               1998                1996
                               ----               ----                ----
Wholesale and Other          $ 81,817          $ 73,097          $ 61,989
Retail ............            19,591            14,542            14,551
                               ------            ------            ------
                             $101,408          $ 87,639          $ 76,540
                               ------            ------            ------
                               ------            ------            ------

      Wholesale and Other inventories include inventory produced and warehoused for the Retail segment.

      The following represents property, plant and equipment, net, by geographic area as of ($000):


                      JANUARY 2,       JANUARY 3,        DECEMBER 28,
                        1999              1998              1996
                        ----              ----              ----
United States          $49,178          $45,836           $45,264
International           10,496            7,175             2,957
                        ------            -----             -----
                       $59,674          $53,011           $48,221
                        ------            -----             -----
                        ------            -----             -----


     The Company's international operations consist primarily of sewing facilities and, accordingly, no revenues are recorded at these locations.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholder of The William Carter Company:

     In our opinion, the accompanying consolidated statements of operations, cash flows and changes in common stockholders' equity present fairly, in all material respects, the consolidated results of operations and cash flows of The William Carter Company and its subsidiaries (the "Company") for the period from December 31, 1995 through October 29, 1996 ("Predecessor", as defined in Note
1), in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As explained in Note 8 to the financial statements, controlling ownership of The William Carter Company was acquired by Carter Holdings, Inc. in a purchase transaction as of October 30, 1996. The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of the Predecessor based upon their estimated fair value at October 30, 1996. Accordingly, the accompanying financial statements of the Predecessor are not comparable to any financial statements of Carter Holdings, Inc. and its consolidated subsidiaries.





/s/ PricewaterhouseCoopers L.L.P.




Stamford, Connecticut
February 20, 1997

                           THE WILLIAM CARTER COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             (DOLLARS IN THOUSANDS)



                                                   FOR THE
                                                 PREDECESSOR
                                                  PERIOD FROM
                                               DECEMBER 31, 1995
                                                    THROUGH
                                                OCTOBER 29, 1996
                                               -----------------
Net sales ...............................          $ 266,739
Cost of goods sold ......................            170,027
                                                     -------
Gross profit ............................             96,712
Selling, general and administrative .....             79,296
Nonrecurring charge .....................              8,834
                                                     -------
Operating income ........................              8,582
Interest expense ........................              7,075
                                                     -------
Income before income taxes ..............              1,507
Provision for income taxes ..............              1,885
                                                     -------
Net loss ................................               (378)
Dividend requirements on preferred stock              (1,132)
                                                     -------
Net loss applicable to common stockholder          $  (1,510)
                                                     -------
                                                     -------


The accompanying notes are an integral part of the consolidated financial statements

                                            THE WILLIAM CARTER COMPANY

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                               (DOLLARS IN THOUSANDS)



                                                                          FOR THE
                                                                        PREDECESSOR
                                                                        PERIOD FROM
                                                                     DECEMBER 31, 1995
                                                                          THROUGH
                                                                     OCTOBER 29, 1996
                                                                    --------------------
Cash flows from operating activities:
  Net loss ................................................          $   (378)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization .........................             6,979
    Deferred tax provision ................................             2,381
    Effect of changes in operating assets and liabilities:
      Increase in accounts receivable .......................         (12,540)
      Decrease in inventories ...............................           8,392
      Decrease in prepaid expenses and other assets .........           2,759
      Increase in accounts payable and other liabilities...            16,812
                                                                     --------
            Net cash provided by operating activities......            24,405
                                                                     --------
Cash flow from investing activities:
  Capital expenditures ....................................            (4,007)
                                                                     --------
            Net cash used in investing activities .........            (4,007)
                                                                     --------
Cash flows from financing activities:
  Payments of Predecessor  revolving line of credit .......           (31,500)
  Proceeds from Predecessor revolving line of credit ......            12,500
  Payments of other Predecessor debt ......................              (433)
                                                                     --------
           Net cash used in financing activities ..........           (19,433)
                                                                     --------
Net increase in cash and cash equivalents .................               965
Cash and cash equivalents at beginning of period ..........             2,865
                                                                     --------
Cash and cash equivalents at end of period ................          $  3,830
                                                                     --------
                                                                     --------


The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)







                                                       CLASS A         CLASS B     CLASS C     ADDITIONAL
                                                        COMMON         COMMON      COMMON         PAID-IN      ACCUMULATED
                                                        STOCK           STOCK       STOCK        CAPITAL        DEFICIT
                                                       --------        -------      ------     -----------     -----------
PREDECESSOR:
BALANCE AT DECEMBER 30, 1995 .............          $    --             $--           $--       $  92,379       $ (97,057)
    Net loss .............................                                                                           (378)
    Preferred stock dividend .............                                                                         (2,747)
    Common stock guaranteed-yield dividend                                                                         (4,237)
                                                    -------             ---           ---       ---------       ----------

BALANCE AT OCTOBER 29, 1996 ..............          $    --             $--           $--       $  92,379       $(104,419)
                                                    -------             ---           ---       ---------       ----------
                                                    -------             ---           ---       ---------       ----------



The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The William Carter Company ("Carter's") is a United States based manufacturer and marketer of premier branded childrenswear under the CARTER'S and BABY DIOR labels. Carter's manufactures its products in plants located in the southern United States, Costa Rica and the Dominican Republic. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 132 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The retail operations represent approximately 40% of consolidated net sales.

PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of Carter's and its wholly owned subsidiaries. These subsidiaries consist of facilities in Costa Rica and the Dominican Republic and represent approximately 40% of Carter's sewing production. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

      Carter's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect Carter's results of operations for the period from December 31, 1995 through October 29, 1996. As discussed in Note 8, Carter's was acquired by Carter Holdings, Inc. on October 30, 1996. All financial data for Carter's for periods prior to the Acquisition are referred to as "Predecessor".

DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT:

      For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings - 15 to 50 years; and machinery and equipment - 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset life or related lease term. Depreciation expense was $6,612,000 for the period ended October 29, 1996.

DEFERRED DEBT ISSUANCE COSTS:

      Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximated the effective interest method, over the lives of the related debt. Amortization approximated $367,000 for the period ended October 29, 1996.

STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS:

      Carter's accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was adopted in fiscal 1996 for disclosure purposes only.

INCOME TAXES:

      Carter's accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS 109, the deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year; the net change during the year in Carter's deferred tax assets and liabilities; and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOWS INFORMATION:

      Interest paid in cash approximated $6,708,000 for the period ended October 29, 1996. Income taxes paid in cash approximated $903,000 for the same period.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

      The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of Carter's to make estimates and assumptions that affect disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           THE WILLIAM CARTER COMPANY

NOTE 2--INTEREST EXPENSE:

      Interest expense for the period ended October 29, 1996 represents such costs related to approximately $47 million of borrowings on a term loan, approximately $4 million on a senior subordinated note, approximately $16 million on a subordinated note, approximately $1 million on an industrial revenue bond, and fluctuating borrowings on a revolving credit facility, all of which bore interest at variable rates.

NOTE 3--CAPITAL STOCK:

      At December 30, 1995 and until October 30, 1996, Carter's had outstanding 50,000 shares of Series A preferred stock, $.01 par value per share, carried at $50.0 million; 10,000 shares of Class A Common, $.01 par value per share; 10,000 shares of Class B Common, $.01 par value per share; 2,785 shares of Class C Common; and $92.4 million of additional paid-in-capital. In conjunction with the Acquisition, (see Note 8), cumulative dividends totaling $2.8 million on the Series A Preferred Stock and $4.2 million guaranteed yield dividends on the Common Stock were required to be paid to the respective stockholders and all shares were acquired and retired.

NOTE 4--EMPLOYEE BENEFIT PLANS:

      Carter's offers a comprehensive postretirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare and a Medicare Supplement plan. Carter's also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance, and Carter's liabilities are net of these employee contributions.

      Net periodic postretirement benefit cost (NPPBC) charged to operations for the period from December 31, 1995 through October 29, 1996 included the following components ($000):

Service cost - benefits attributed to service
    during the period .......................          $100
Interest cost - on accumulated postretirement
    benefit obligation ......................           482
Amortization of transition obligation .......           318
Amortization of net actuarial loss ..........            45
                                                       ----
Total NPPBC .................................          $945
                                                       ----
                                                       ----


      The effects on the plan of all future increases in health care cost are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on Carter's future financial results.

      Carter's has an obligation under a defined benefit plan covering certain former officers. Carter's also maintained a Management Equity Participation Plan and a Long Term Incentive Plan for executive and other key salaried employees. Expense related to these two plans for the period ended October 29, 1996 totaled $4.9 million, including $3.3 million triggered as a result of the Acquisition.

                           THE WILLIAM CARTER COMPANY

NOTE 5--INCOME TAXES:

    The provision for income taxes consisted of the following ($000):


                                                FOR THE
                                          PREDECESSOR PERIOD
                                                  FROM
                                           DECEMBER 31, 1995
                                                 THROUGH
                                           OCTOBER 29, 1996
                                          ------------------

Current tax benefit:
  Federal .........................          $  (484)
  State ...........................              (12)
                                             -------
       Total current benefit .......            (496)
                                             -------
Deferred tax provision:
  Federal ..........................           2,121
  State ............................             260
                                             -------
       Total deferred tax provision            2,381
                                             -------
       Total provision ............          $ 1,885
                                             -------
                                             -------



      The difference between Carter's effective income tax rate and the federal statutory tax rate is reconciled below:


                                                           FOR THE
                                                     PREDECESSOR PERIOD
                                                             FROM
                                                      DECEMBER 31, 1995
                                                             THROUGH
                                                       OCTOBER 29, 1996
                                                       ----------------


Statutory federal income tax rate ...................            34%
State income taxes, net of federal income tax benefit            11
Non-deductible Acquisition costs ....................            77
Foreign income, net of tax ..........................            (3)
Other ...............................................             6
                                                                ---
Total ...............................................           125%
                                                                ---
                                                                ---


                           THE WILLIAM CARTER COMPANY

NOTE 6--LEASE COMMITMENTS:

      Rent expense ($000) under operating leases was $10,902 during the period ended October 29, 1996. Minimum annual rental commitments under current noncancelable operating leases as of October 29, 1996 were as follows ($000):


                                  BUILDINGS,                           DATA           TOTAL
                                  PRIMARILY     TRANSPORTATION      PROCESSING    NONCANCELABLE
YEAR                            RETAIL STORES      EQUIPMENT         EQUIPMENT       LEASES
----                            -------------      ---------         ---------       ------
1996 (remainder of year)          $ 1,845          $    55          $    44          $ 1,944
1997 ...................           10,905              544              180           11,629
1998 ...................            8,254              262              180            8,696
1999 ...................            6,359              157             --              6,516
2000 ...................            4,125               96             --              4,221
2001 ...................            2,193               40             --              2,233
Thereafter .............            2,445             --               --              2,445
                                  -------          -------          -------          -------
Total ..................          $36,126          $ 1,154          $   404          $37,684
                                  -------          -------          -------          -------
                                  -------          -------          -------          -------

NOTE 7--VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts for the period ended October 29, 1996 was as follows ($000):


                                      ALLOWANCE FOR
                                         DOUBTFUL        INVENTORY
                                         ACCOUNTS        VALUATION
                                         --------        ---------
Balance, December 30, 1995 ..          $ 2,888           $ 3,781
Additions, charged to expense              408             2,510
Write-offs ..................             (772)           (3,877)
                                       -------           -------
Balance, October 29, 1996 ...          $ 2,524           $ 2,414
                                       -------           -------
                                       -------           -------


NOTE 8--SUBSEQUENT EVENT:

      On October 30, 1996, Carter Holdings, Inc. ("Holdings"), a holding company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding Common and Preferred Stock of Carter's from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers").

      In addition to purchasing or exchanging and retiring the previously issued capital stock of Carter's, the proceeds of the Acquisition and financing were used to make certain contractual payments to management ($11.3 million), pay for costs of the transactions ($20.9 million), and to retire all outstanding balances on Carter's previously outstanding long-term debt along with accrued interest thereon ($69.1 million).

      The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted at the Acquisition date to reflect the allocation of the purchase price based on estimated fair values.

      A $14.9 million portion of the purchase price was applied to pay certain Predecessor dividends and expenses. This consisted of $2.8 million and $4.2 million, respectively, in dividends triggered on the Predecessor's Preferred and Common Stock, plus portions of compensation-related charges ($5.1 million) and other expense charges ($2.8 million) of the Predecessor incurred in connection with the Acquisition.

      The nonrecurring charge in the Predecessor period December 31, 1995 through October 29, 1996 reflects total compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition and total other expense charges of $3.5 million for costs and fees that Carter's incurred in connection with the Acquisition.

ITEM 9. CHANGE IN ACCOUNTANTS

   Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the name, age and position of each of the directors and executive officers of the Company. Each Director of the Company will hold office until the next annual meeting of shareholders of the Company or until his successor has been elected and qualified. Mr. Brown is a Director of Carter's only. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors.


NAME                                        AGE                     POSITIONS
----                                        ---                     ---------
Frederick J. Rowan, II ............          59          President, Chief Executive Officer and
                                                         Chairman of the Board of Directors.
Joseph Pacifico ...................          49          President-Marketing.
Charles E. Whetzel, Jr ............          48          Executive Vice President-Manufacturing.
David A. Brown ....................          41          Executive Vice President-Business Planning & Administration
                                                         (Director of Carter's only).
Michael D. Casey ..................          38          Senior Vice President and Chief Financial Officer.
Christopher J. O'Brien ............          40          Director.
Charles J. Philippin ..............          48          Director.
Christopher J. Stadler ............          34          Director.


      FREDERICK J. ROWAN, II joined Carter's in 1992 as President and Chief Executive Officer and became Chairman of the Board of Directors of the Company in October 1996. Prior to joining the Company, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 34 years, has been in senior executive positions for nearly 22 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

      JOSEPH PACIFICO joined Carter's in 1992 as Executive Vice President-Sales and Marketing and was named President-Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992.

      CHARLES E. WHETZEL, JR. joined Carter's in 1992 as Executive Vice President-Operations and was named Executive Vice President-Manufacturing in 1997. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc., Mr. Whetzel held positions of increased responsibility with Mast Industries, Health-Tex and Wellmade Industries, respectively. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

      DAVID A. BROWN joined Carter's in 1992 as Senior Vice President-Business Planning and Administration and became a Director of Carter's in October 1996. In 1997, Mr. Brown was named Executive Vice President-Business Planning and Administration. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President-Human Resources for both the H.D. Lee Company and Bassett-Walker, Inc. Mr. Brown also held personnel focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

      MICHAEL D. CASEY joined Carter's in 1993 as Vice President-Finance and was named Senior Vice President-Finance in 1997. In 1998, Mr. Casey was named Senior Vice President and Chief Financial Officer. Prior to joining Carter's, Mr. Casey was a Senior Manager with Price Waterhouse LLP.

      CHRISTOPHER J. O'BRIEN became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years. Mr. O'Brien is a Director of Star Markets Holdings, Inc., CSK Auto, Inc. and Falcon Building Products, Inc.

      CHARLES J. PHILIPPIN became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a Partner at Coopers & Lybrand L.L.P. Mr. Philippin is a Director of Saks Holdings, Inc., CSK Auto, Inc., Star Markets Holdings, Inc., Werner Holding Co., Inc. and Falcon Building Products, Inc.

      CHRISTOPHER J. STADLER became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a Managing Director with BT Securities Corporation from prior to June 1993 through April 1995, a Managing Director with the Davis Companies from April 1995 through September 1995 and a Managing Director with CS First Boston Corporation from September 1995 through April 1996. Mr. Stadler is a Director of Werner Holding Co., Inc., CSK Auto Corporation and Falcon Building Products, Inc.

DIRECTOR COMPENSATION

      The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as Directors. There are no family relationships among any of the Directors or Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all cash compensation earned in fiscal 1998 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements".

                                            SUMMARY COMPENSATION TABLE

                                                                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION                                               SALARY         BONUS (a)      COMPENSATION (b)
---------------------------                                               ------         ---------      ----------------
Frederick J. Rowan, II .......................................          $560,750          $632,500          $394,074
  President, Chief Executive Officer and Chairman of the Board
    of Directors
Joseph Pacifico ..............................................          $375,000          $268,200          $439,572
  President-Marketing
Charles E. Whetzel, Jr .......................................          $250,000          $178,800          $109,019
  Executive Vice President-Manufacturing
David A. Brown ...............................................          $247,500          $178,800          $ 74,721
  Executive Vice President-Business Planning & Administration
    and Director
Michael D. Casey .............................................          $190,208          $143,000          $126,080
  Senior Vice President and Chief Financial Officer

(a) Earned in 1998 but paid in 1999.

(b) Includes Holdings' Class C Stock compensation, supplemental retirement plan benefits, automobile allowances, insurance premiums and medical cost reimbursement. Other compensation for Messrs. Pacifico, Whetzel and Casey include relocation assistance.

EMPLOYMENT ARRANGEMENTS

      Frederick J. Rowan, II, President and Chief Executive Officer, and Carter's entered into a three-year employment agreement as of October 30, 1996, which automatically extends annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreement, Mr. Rowan is entitled to receive (i) a base salary, currently $600,000 per year (subject to annual cost of living adjustments and any increases approved by the Board of Directors),
(ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with Carter's achievement of targeted performance levels as defined in the plan and (iii) certain specified fringe benefits, including a retirement trust. If Mr. Rowan's employment with Carter's is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and Carter's will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Mr. Rowan has agreed not to compete with Carter's for the two-year period following the end of his employment with Carter's, unless he is terminated without cause, in which case the duration of such period is one year.

      Joseph Pacifico, Charles E. Whetzel, Jr. and David A. Brown entered into two-year employment agreements with Carter's as of October 30, 1996, which automatically extend annually for successive one-year terms, subject to termination upon notice. Michael D. Casey entered into a two-year employment agreement effective October 28, 1998. Pursuant to such agreements, Messrs. Pacifico, Whetzel, Brown and Casey (each an "Executive") are entitled to receive
(i) a base salary, currently $390,000, $262,500, $262,500 and $210,000, respectively (subject to annual cost of living adjustments and any increases approved by the Board of Directors), (ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors and (iii) certain specified fringe benefits, including a retirement trust. The employment agreements automatically extend annually for successive one-year terms, subject to termination upon notice. If an Executive's employment with Carter's is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and Carter's will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Each Executive has agreed not to compete with Carter's for a one-year period following the end of his employment with Carter's, unless he is terminated without cause, in which case the duration of such period is six months. All executive officers are eligible to participate in Carter's Annual Cash Bonus Plan, payments under which are based upon Carter's achievement of targeted performance levels as determined by the Board of Directors.

MANAGEMENT STOCK INCENTIVE PLAN

      At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan"), in order to provide incentives to employees and directors of Holdings and Carter's by granting them awards tied to the Class C Stock of Holdings. The Plan is administered by a committee of the Board of Directors of Holdings (the "Compensation Committee"), which has broad authority to administer and interpret the Plan. Awards to employees are not restricted to any specified form or structure and may include, without limitation, restricted stock, stock options, deferred stock or stock appreciation rights (collectively, "Awards"). Options granted under the Plan may be options intended to qualify as incentive stock options under Section 422 of the Code or options not intended to so qualify. An Award granted under the Plan to an employee may include a provision terminating the Award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation Committee, any change of control of Carter's.

      In connection with the Acquisition, Holdings granted options to purchase up to 72,199 shares of its Class C Stock to certain members of Carter's senior management, other officers and employees of Carter's. As of January 2, 1999, options to purchase up to 71,255 shares of Class C stock were outstanding. The exercise price of each such option is $60.00 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. The exercise price of each option granted in the future will be equal to the fair market value of Holdings' Class C Stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Class D Stock, par value $.01 share, is the only class of Holdings' stock that currently possess voting rights. At January 2, 1999 there were 5,000 shares of Holdings' Class D Stock issued and outstanding. As of January 2, 1999, members of the Company's management owned 127,482 shares of Class C Stock of Holdings. This stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each Director of the Company, each of the Executive Officers of the Company, the Directors and Executive Officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

                              CLASS D VOTING STOCK:

                                               NUMBER OF         PERCENT OF
NAME                                           SHARES (a)        CLASS (a)
----                                           ----------        ---------
INVESTCORP S.A.(b) (c) ................          5,000            100.0%
SIPCO Limited(d) ......................          5,000            100.0
CIP Limited(e)(f) .....................          4,600             92.0
Ballet Limited(e)(f) ..................            460              9.2
Denary Limited(e)(f) ..................            460              9.2
Gleam Limited(e)(f) ...................            460              9.2
Highlands Limited(e)(f) ...............            460              9.2
Noble Limited(e)(f) ...................            460              9.2
Outrigger Limited(e)(f) ...............            460              9.2
Quill Limited(e)(f) ...................            460              9.2
Radial Limited(e)(f) ..................            460              9.2
Shoreline Limited(e)(f) ...............            460              9.2
Zinnia Limited(e)(f) ..................            460              9.2
INVESTCORP Investment Equity Limited(c)            400              8.0




(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.

(b) INVESTCORP S.A. does not directly own any stock in Holdings. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (c) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see (f) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each of such entities has granted such affiliate the authority to direct the voting and disposition of the Holdings voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(c) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman Islands.

(d) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(e) CIP Limited ("CIP") owns no stock in Holdings. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (f) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holdings held by such entities because CIP acts as a Director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holdings' voting stock.

(f) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

                            CLASS C NON-VOTING STOCK:




                                                                                                       PERCENT
                                                                                   NUMBER OF             OF
NAME                                                                               SHARES (a)           CLASS
----                                                                               ----------           -----
Frederick J. Rowan, II ...................................................           56,649            23.4%
Joseph Pacifico ..........................................................           15,051             6.2%
Charles E. Whetzel, Jr ...................................................           15,051             6.2%
David A. Brown ...........................................................           15,051             6.2%
Michael D. Casey .........................................................            2,289             0.9%
                                                                                    -------            ----
All Directors and Executive Officers of the Company as a group (8 persons)          104,091            42.9%
                                                                                    -------            ----
                                                                                    -------            ----


(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Holdings was formed to consummate the Acquisition on behalf of affiliates of Investcorp, management and certain other investors. Financing for the Acquisition was provided in part by $70.9 million of capital provided by affiliates of Investcorp and other investors. In addition, certain employees of Carter's exchanged capital stock of Carter's with an aggregate value of $9.1 million for non-voting stock of Holdings, representing approximately 15% of the outstanding equity of Holdings.

      In connection with the issuance by Holdings of $20.0 million of senior subordinated debt, Invifin SA ("Invifin"), an affiliate of Investcorp, received a fee of $2.2 million. In connection with the Acquisition, the Company paid Investcorp International, Inc. ("International") advisory fees aggregating $2.25 million. The Company also paid $1.5 million to Invifin in fees in connection with providing a standby commitment for up to $100.0 million to fund the Acquisition.

      In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms. Upon the Acquisition, the Company was required to pay the Management payments in an aggregate amount of $11.3 million to certain members of management.

      The Company believes the transactions described above were on terms no less favorable to the Company than could have been obtained with unaffiliated third parties.

      In October 1996, the Company made a $1.5 million loan to an officer. The loan has a term of five years, collateralized by the officer's stock of Holdings and bears interest at 6.49%, compounded semi-annually. The loan is prepayable with the proceeds of any disposition by the officer of his stock in Holdings. The terms of this agreement were negotiated at arms length prior to Mr. Rowan becoming an officer of the Company.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morrow, Georgia on April 1, 1999.

                                           THE WILLIAM CARTER COMPANY




                                           By:    /s/ FREDERICK J. ROWAN II
                                           ------------------------------------
                                                  Frederick J. Rowan II
                                           Chairman of the Board of Directors,
                                          President and Chief Executive Officer


Date:  April 1, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



                NAME                                       TITLE

      /s/ FREDERICK J. ROWAN II        Chairman of the Board of Directors,
--------------------------------------   President and Chief Executive Officer
        Frederick J. Rowan II            (Principal Executive Officer)


        /s/ MICHAEL D. CASEY           Senior Vice President and Chief Financial
--------------------------------------    Officer (Principal Accounting Officer)
          Michael D. Casey


 /s/ CHRISTOPHER J. O'BRIEN            Director
--------------------------------------
       Christopher J. O'Brien

      /s/ CHARLES J. PHILIPPIN         Director
--------------------------------------
        Charles J. Philippin

     /s/ CHRISTOPHER J. STADLER        Director
--------------------------------------
       Christopher J. Stadler

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

      1. Financial Statements: included in ITEM 8.

             Carter Holdings, Inc.:

           Report of Independent Accountants

           Consolidated Balance Sheets at January 2, 1999 and January 3, 1998

           Consolidated Statements of Operations for the fiscal years ended
               January 2, 1999 and January 3, 1998 and for the period from October 30, 1996 (inception) through December 28, 1996

           Consolidated Statements of Cash Flows for the fiscal years ended
               January 2, 1999 and January 3, 1998 and for the period from October 30, 1996 (inception) through December 28, 1996

           Consolidated Statements of Changes in Stockholders' Equity for the
               fiscal years ended January 2, 1999 and January 3, 1998 and for the period from October 30, 1996 (inception) through December 28, 1996

           Notes to Consolidated Financial Statements

              The William Carter Company ("Predecessor"):

           Report of Independent Accountants

           Consolidated Statement of Operations for the period from December 31, 1995 through October 29, 1996

           Consolidated Statement of Cash Flows for the period from December 31,
               1995 through October 29, 1996

           Consolidated Statement of Changes in Common Stockholders' Equity for the period from December 31, 1995 through October 29, 1996.

           Notes to Consolidated Financial Statements

      2. Financial Statement Schedules:

           Report of Independent Accountants

           Schedule I - Condensed Financial Information of Carter Holdings, Inc.


      3. Exhibits:

     EXHIBIT
      NUMBER      DESCRIPTION OF EXHIBITS
      ------      -----------------------

         2 Agreement of Merger dated September 18, 1996 between TWCC Acquisition Corp. and the Company, incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form S-4.

         3.1 Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4.

         3.2 Articles of Merger of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4.

         3.3      By-laws of the Company, incorporated herein by reference to
                  Exhibit 3.3 to the Company's Registration Statement on Form
                  S-4.

         3.4 Certificate of Designation relating to the Preferred Stock of the Company dated October 30, 1996 (included in Exhibit 3.2).

         4.1 Indenture dated as of November 25, 1996 between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4.

         4.2 Exchange and Registration Rights Agreement dated November 25, 1996 between the Company and BT Securities Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to
                  Exhibit 4.2 to the Company's Registration Statement on Form
                  S-4.

         10.1 Employment Agreement between the Company and Frederick J. Rowan, II, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4.

         10.2 Employment Agreement between the Company and Joseph Pacifico, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4.

         10.3 Employment Agreement between the Company and Charles E. Whetzel, Jr. incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4.

         10.4 Employment Agreement between the Company and David A. Brown incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4.

         10.5 Employment Agreement between the Company and Michael D. Casey incorporated herein by reference to Exhibit 10.8 to the Carter Holdings, Inc. Registration Statement on Form S-4.

         10.6 Credit Agreement dated October 30, 1996 among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent, incorporated herein by reference to
                  Exhibit 10.6 to the Company's Registration Statement on Form S-4.

         10.7 Purchase Agreement dated November 20, 1996 between the Company and BT Securities Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4.

         10.8 Amendment to Employment Agreement between the Company and Michael D. Casey incorporated herein by reference to Exhibit
                  10.8 to the Company's 1998 Annual Report on Form 10-K.

         21 Subsidiaries of Carter Holdings, Inc. incorporated herein by reference to Exhibit 21 filed with Carter Holdings, Inc.'s Registration Statement Form S-4.

         27       Financial Data Schedule.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Carter Holdings, Inc.:

     Our audits of the consolidated financial statements of Carter Holdings, Inc. referred to in our report dated March 25, 1999, also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers L.L.P.


Stamford, Connecticut
March 25, 1999

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)



                              CARTER HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)




                                                                                  JANUARY 2,   JANUARY 3,
                                                                                     1999        1998
                                                                                   --------    --------
ASSETS
  Income tax receivable ........................................................   $  1,450    $    479
  Deferred tax asset ...........................................................        668         720
  Investment in Carter's at equity .............................................     77,421      75,183
  Deferred debt issuance costs, net ............................................      2,067       1,946
                                                                                   --------    --------
      Total assets .............................................................   $ 81,606    $ 78,328
                                                                                   --------    --------
                                                                                   --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest .............................................................   $    406    $    408
  12% Senior Subordinated Notes ................................................     20,000      20,000
                                                                                   --------    --------
      Total liabilities ........................................................     20,406      20,408
                                                                                   --------    --------

Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized;
    752,808 shares issued and outstanding; liquidation value of
    $.001 per share ............................................................     45,168      45,168
  Class C Stock, nonvoting; par value $.01 per share; 500,000 shares authorized; 242,192 shares issued; liquidation value of $.001 per
    share ......................................................................     14,532      14,532
  Class C Treasury Stock, 23,567 shares, at cost at January 2, 1999; 19,702
    shares, at cost at January 3, 1998 .........................................     (1,413)     (1,183)
  Class D Stock, voting; par value $.01 per share; 5,000 shares authorized,
    issued and outstanding .....................................................        300         300
  Common stock, voting; par value $.01 per share; 1,280,000 shares
    authorized; none issued or outstanding .....................................       --          --
  Retained earnings (accumulated deficit) ......................................      2,613        (897)
                                                                                   --------    --------

      Total stockholders' equity ...............................................     61,200      57,920
                                                                                   --------    --------

      Total liabilities and stockholders' equity ...............................   $ 81,606    $ 78,328
                                                                                   --------    --------
                                                                                   --------    --------


                             See accompanying notes

                              CARTER HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)





                                                                                                 FOR THE PERIOD FROM
                                                                                                   OCTOBER 30, 1996
                                                      FOR THE FISCAL     FOR THE FISCAL              (INCEPTION)
                                                        YEAR ENDED        YEAR ENDED                   THROUGH
                                                      JANUARY 2, 1999    JANUARY 3, 1998          DECEMBER 28, 1996
                                                      ---------------    ---------------          -----------------
Interest expense .....................................   $(2,690)              $(2,675)             $  (434)
Income tax benefit ...................................       919                 1,038                  161
                                                         -------               -------               -------
Loss before equity interest in Carter's ..............    (1,771)               (1,637)                (273)
Equity in net income (loss) of Carter's ..............     5,281                 3,091               (2,078)
                                                         -------               -------              -------
Net income (loss) ....................................   $ 3,510               $ 1,454              $(2,351)
                                                         -------               -------              -------
                                                         -------               -------              -------





                             See accompanying notes

                              CARTER HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)






                                                                                                     FOR THE PERIOD
                                                                                                         FROM
                                                                                                    OCTOBER 30, 1996
                                                               FOR THE FISCAL    FOR THE FISCAL       (INCEPTION)
                                                                 YEAR ENDED        YEAR ENDED           THROUGH
                                                               JANUARY 2, 1999   JANUARY 3, 1998   DECEMBER 28, 1996
                                                                 --------------  ---------------   -----------------
Cash flows from operating activities:
    Net income (loss) ............................................   $  3,510        $  1,454          $ (2,351)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Equity in net (income) loss of Carter's ....................     (5,281)         (3,091)            2,078
      Dividend received from earnings of Carter's ................      3,133           1,013                --
      Amortization of debt issuance costs ........................        259             220                34
      Deferred tax expense (benefit) .............................         52            (559)             (161)
      Increase in tax receivable .................................       (971)           (479)               --
      (Decrease) increase in accrued interest ....................         (2)              8               400
                                                                     --------         --------        ---------
          Net cash provided by (used in) operating activities ....        700          (1,434)               --
                                                                     --------         --------        ---------

Cash flows from investing activities:
     Investment in Carter's common stock .........................       --               --            (60,000)
     Investment in Carter's redeemable preferred stock ...........       --               --            (17,800)
     Capital contribution to Carter's ............................        (60)            --                 --
     Additional dividends received from Carter's .................       --             2,617                --
                                                                     --------         --------        ---------
          Net cash (used in) provided by investing activities ....        (60)          2,617           (77,800)
                                                                     --------         --------        ---------

Cash flows from financing activities:
     Proceeds from issuance of Class A stock .....................       --               --             45,168
     Proceeds from issuance of Class C stock .....................       --               --             14,532
     Proceeds from issuance of Class D stock .....................       --               --                300
     Proceeds from issuance of 12% Senior Subordinated Notes .....       --               --             20,000
     Repurchase of Class C stock .................................       (320)         (1,183)               --
     Proceeds from sale of Class C Treasury stock ................         60             --                 --
     Payment of financing costs ..................................       (380)            --             (2,200)
                                                                     --------         --------        ---------
          Net cash (used in) provided by financing activities ....       (640)         (1,183)           77,800
                                                                     --------         --------        --------

Net increase in cash and cash equivalents ........................       --               --                 --
Cash and cash equivalents at the beginning of the period .........       --               --                 --
                                                                     --------         --------        ---------

Cash and cash equivalents at end of period .......................   $   --            $   --      $         --
                                                                     --------         --------        ---------
                                                                     --------         --------        ---------
Supplemental disclosure of noncash investing and financing
activity:
     Increase in investment in Carter's as a result of treasury
     shares issued to an employee ................................    $    30
                                                                     --------
                                                                     --------



                             See accompanying notes

                              CARTER HOLDINGS, INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)




                                                                                                           RETAINED
                                                                                 CLASS C                   EARNINGS
                                          COMMON       CLASS A     CLASS C       TREASURY    CLASS D     (ACCUMULATED
                                           STOCK        STOCK        STOCK        STOCK        STOCK       DEFICIT)
                                        ------------ ------------  ----------- ------------- ----------- -------------
BALANCE AT OCTOBER 30, 1996 (INCEPTION)  $--                                     $ --                             --
    Issuance of Class A Stock
      (752,808 shares) ...............                  $45,168
    Issuance of Class C Stock
      (242,192 shares)................                              $14,532
    Issuance of Class D Stock
      (5,000 shares) .................                                                          $300
    Net loss..........................                                                                       $(2,351)
                                        ------------ ------------  ----------- ------------- -----------  -------------

BALANCE AT DECEMBER 28, 1996.........     --            45,168       14,532          --          300          (2,351)
    Purchase of Class C Treasury Stock
      (19,709 shares) ...............                                             (1,183)
    Net income.......................                                                                          1,454
                                        ------------ ------------  ----------- ------------- ----------- -------------

BALANCE AT JANUARY 3, 1998..........      --            45,168       14,532       (1,183)        300            (897)

    Sale of Class C Treasury Stock
      (1,000 shares) ................                                                 60
    Issuance of Class C Treasury Stock
      (500 shares) ..................                                                 30
    Purchase of Class C Treasury Stock
      (5,358 shares) ................                                               (320)
    Net income.......................                                                                          3,510
                                        ------------ ------------  ----------- ------------- ----------- -------------

BALANCE AT JANUARY 2, 1999...........    $--           $45,168      $14,532      $(1,413)        $300          $2,613
                                        ------------ ------------  ----------- ------------- ----------- -------------
                                        ------------ ------------  ----------- ------------- ----------- -------------





                             See accompanying notes

                              CARTER HOLDINGS, INC.

     NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTE 1--THE COMPANY:

    Carter Holdings, Inc. ("Holdings") is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc. ("Carter's"). On October 30, 1996 (inception), Holdings, organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding Common and Preferred Stock of Carter's from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders. Financing for the Acquisition totaled $226.1 million and was provided by (i) $56.1 million borrowings under a Carter's $100.0 million Senior Credit Facility; (ii) $90.0 million of borrowings under a Carter's Subordinated Loan Facility; (iii) $70.9 million of capital invested by affiliates of Investcorp and certain other investors in Holdings, which included $20.0 million in proceeds from issuance of Holdings 12% Senior Subordinated Notes (due 2008) used to make a $20.0 million investment by Holdings in Carter's newly issued redeemable preferred stock; and (iv) issuance of non-voting stock of Holdings valued at $9.1 million to certain members of management. For further information, reference should be made to the Notes to Consolidated Financial Statements of Carter Holdings, Inc. included in the accompanying Form 10-K.