Form 10-Q
period 1999-04-03
CARTER HOLDINGS INC
filed 1999-05-18
CIK 1060822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
000
Applicable only to corporate issuers:

As of May 18, 1999, there were 752,808 shares of Class A Common Stock, 217,336 Class C Common Stock and 5,000 shares of Class D Common Stock outstanding.

================================================================================

                                   FORM 10-Q

                             CARTER HOLDINGS, INC.
                                     INDEX

                                                                            Page
                                                                            ----

Part I.        Financial Information

      Item  1. Financial Statements

               Unaudited Condensed Consolidated Balance Sheets
               as of April 3, 1999 and January 2, 1999....................     3

               Unaudited Condensed Consolidated Statements of
               Operations for the three-month periods ended April 3,
               1999 and April 4, 1998.....................................     4

               Unaudited Condensed Consolidated Statements of Cash
               Flows for the three-month periods ended April 3, 1999
               and April 4, 1998 .........................................     5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)................................................     6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................     9

Part II.       Other Information..........................................    13

                              CARTER HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                           April 3,   January 2,
                                                             1999       1999
                                                          ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents ............................  $   3,429   $   3,986
  Accounts receivable, net .............................     27,756      34,834
  Inventories ..........................................    113,547     101,408
  Prepaid expenses and other current assets ............      4,304       3,433
  Deferred income taxes ................................     11,566      11,725
                                                          ---------   ---------

    Total current assets ...............................    160,602     155,386
Property, plant and equipment, net .....................     57,499      59,674
Tradename, net .........................................     93,958      94,583
Cost in excess of fair value of net
  assets acquired, net .................................     29,865      30,191
Deferred debt issuance costs, net ......................      8,508       8,917
Other assets ...........................................      2,569       2,544
                                                          ---------   ---------

    Total assets .......................................  $ 353,001   $ 351,295
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .................  $     900   $     900
  Accounts payable .....................................     18,949      18,887
  Other current liabilities ............................     31,453      35,075
                                                          ---------   ---------

    Total current liabilities ..........................     51,302      54,862
Long-term debt .........................................    193,900     186,700
Deferred income taxes ..................................     38,698      38,964
Other long-term liabilities ............................      9,860       9,569
                                                          ---------   ---------

    Total liabilities ..................................    293,760     290,095
                                                          ---------   ---------

Commitments and contingencies
Stockholders' equity:
  Class A Stock, nonvoting; par value
    $.01 per share;  775,000 shares
    authorized; 752,808 shares issued
    and outstanding; liquidation value of
    $.001 per share ....................................     45,168      45,168
  Class C Stock, nonvoting; par value
    $.01 per share; 500,000 shares authorized;
    242,192 shares issued; liquidation value
    of $.001 per share .................................     14,532      14,532
  Class C Treasury Stock, 24,856 shares at cost
    at April 3, 1999, 23,567 shares at
    cost at January 2, 1999 ............................     (1,490)     (1,413)
  Class D Stock, voting; par value $.01 per
    share; 5,000 shares authorized, issued
    and outstanding ....................................        300         300
  Common Stock, voting; par value $.01 per
    share; 1,280,000 shares authorized; none
    issued or outstanding ..............................         --          --
  Retained earnings ....................................        731       2,613
                                                          ---------   ---------
      Total stockholders' equity .......................     59,241      61,200
                                                          ---------   ---------
      Total liabilities and stockholders' equity .......  $ 353,001   $ 351,295
                                                          =========   =========

    See accompanying notes to the condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                        Three-month period ended
                                                        ------------------------
                                                          April 3,    April 4,
                                                            1999        1998
                                                          --------    --------

Net sales .............................................   $ 86,583    $ 85,144
Costs of goods sold ...................................     56,544      54,084
                                                          --------    --------

Gross profit ..........................................     30,039      31,060
Selling, general and administrative expenses ..........     28,042      29,800
                                                          --------    --------

Operating income ......................................      1,997       1,260
Interest expense ......................................      5,240       5,132
                                                          --------    --------

Loss before benefit from income taxes .................     (3,243)     (3,872)
Benefit from income taxes .............................      1,361       1,900
                                                          --------    --------

Net loss ..............................................   ($ 1,882)   ($ 1,972)
                                                          ========    ========

    See accompanying notes to the condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                        Three-month period ended
                                                        ------------------------
                                                         April 3,       April 4,
                                                           1999          1998
                                                        --------       --------
Cash flows from operating activities:
  Net loss .........................................    ($ 1,882)      ($ 1,972)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ..................       4,473          4,173
    Deferred tax benefit ...........................        (107)           (61)
    Effect of changes in operating assets
    and liabilities:
    (Increase) decrease in assets:
      Accounts receivable ..........................       7,078          3,276
      Inventories ..................................     (12,139)       (14,950)
      Prepaid expenses and other assets ............      (1,109)          (142)
    Increase (decrease) in liabilities:
      Accounts payable and other liabilities .......      (2,264)         3,203
                                                        --------       --------

      Net cash used in operating activities ........      (5,950)        (6,473)
                                                        --------       --------

Cash flows from investing activities:
  Capital expenditures .............................        (733)        (1,580)
  Proceeds from sale of fixed assets ...............           8              3
                                                        --------       --------

      Net cash used in investing activities ........        (725)        (1,577)
                                                        --------       --------

Cash flows from financing activities:
  Proceeds from revolving line of credit ...........      29,300         36,000
  Payments of revolving line of credit .............     (22,100)       (27,500)
  Proceeds from sale of Class C Treasury stock .....          --             60
  Repurchase of Capital stock ......................        (137)          (137)
  Other ............................................        (945)           494
                                                        --------       --------

      Net cash provided by financing activities ....       6,118          8,917
                                                        --------       --------

Net (decrease) increase in cash and
  cash equivalents .................................        (557)           867
Cash and cash equivalents, beginning of period .....       3,986          4,259
                                                        --------       --------

Cash and cash equivalents, end of period ...........    $  3,429       $  5,126
                                                        ========       ========

    See accompanying notes to the condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--BASIS OF PREPARATION:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Carter Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 3, 1999, and the results of its operations and cash flows for the three-month periods ended April 3, 1999 and April 4, 1998. Operating results for the three-months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2000. The accompanying condensed consolidated balance sheet of the Company as of January 2, 1999 has been derived from the audited consolidated financial statements included in the Company's fiscal 1998 Annual Report on Form 10-K.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies followed by the Company are set forth in its Annual Report on Form 10-K in the Notes to the Company's consolidated financial statements for the fiscal year ended January 2, 1999.

NOTE 2--THE COMPANY:

      Carter Holdings, Inc. is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc. ("Carter's").

      The Company is a manufacturer and marketer of premier branded childrenswear under the Carter's and Carter's Classics labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 144 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 41% of its consolidated net sales in the first quarter of 1999 and approximately 39% in the first quarter of 1998.

NOTE 3--INVENTORIES:

      Inventories consisted of the following ($000):

                                       April 3,  January 2,
                                        1999       1999
                                        ----       ----

            Finished goods..........  $ 79,121   $ 68,236
            Work in process ........    23,060     21,286
            Raw materials ..........    11,366     11,886
                                      --------   --------

            Total ..................  $113,547   $101,408
                                      ========   ========

                              CARTER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 4--TREASURY STOCK TRANSACTIONS:

      During each of the quarters ended April 3, 1999 and April 4, 1998 the Company repurchased 2,289 of its Class C stock owned by former employees of Carter's for cash payments of approximately $137,000. In addition, during each of the quarters ended April 3, 1999 and April 4, 1998, employees of the Company were issued 1,000 shares of Class C stock from shares repurchased for $60.00 per share. The 1999 transaction involved no cash proceeds, and the Company recognized $60,000 as compensation expense.

NOTE 5--ENVIRONMENTAL MATTERS:

      The Company has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. In February 1999, the Company and the plaintiff reached a tentative settlement by which the Company would pay the plaintiff $2,500. Such settlement is subject to the approval of other parties involved in this litigation. The Company is also in the process of investigating a potential claim under environmental laws in Lamar County, Georgia. Based on the information available at this time, the ultimate outcome of these matters is uncertain, and therefore, the Company is unable to determine the amount of its liability, if any. Accordingly, no accrual has been recorded in the accompanying financial statements for these matters.

NOTE 6--SEGMENT INFORMATION:

      The Company's two reportable segments are "Retail" and "Wholesale and Other". The Company generally sells the same products in each business segment. The Company evaluates the performance of its Retail segment based on, among other things, its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). The Retail segment's EBITDA is determined on a direct contribution basis only and does not include allocations of all costs incurred to support Retail operations. Retail EBITDA, therefore, does not reflect the actual results which would be derived if such allocations were made. EBITDA shown in the accompanying table for the Wholesale and Other segment is an amount determined by deduction based on consolidated EBITDA. The Wholesale and Other segment includes all other revenue and expenses of the Company not directly related to the Retail segment and is not a measurement used by management in its decision-making process.

                              CARTER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 6--SEGMENT INFORMATION: (Continued)

      The table below presents certain segment information for the periods indicated ($000):

                                                          Wholesale
                                              Retail      and Other      Total
                                              ------      ---------      -----

Three months ended April 3, 1999:
  Sales ................................     $ 35,207     $ 51,376      $ 86,583
  EBITDA ...............................     $  6,221    ($    161)     $  6,060

Three months ended April 4, 1998:
  Sales ................................     $ 33,589     $ 51,555      $ 85,144
  EBITDA ...............................     $  4,895     $    163      $  5,058

      A reconciliation of total segment EBITDA to total consolidated loss before income taxes is presented below ($000):

                                                           Three months ended
                                                         April 3,       April 4,
                                                           1999           1998
                                                           ----           ----

Total EBITDA for reportable segments .............       $ 6,060        $ 5,058
Depreciation and amortization expense ............        (4,063)        (3,798)
Interest expense .................................        (5,240)        (5,132)
                                                         -------        -------
Consolidated loss before income taxes ............       ($3,243)       ($3,872)
                                                         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

RESULTS OF OPERATIONS

      Three-months ended April 3, 1999 compared to three-months ended April 4, 1998

      In the first quarter of fiscal 1999, consolidated net sales increased $1.4 million (1.7%) to $86.6 million from $85.1 million in the first quarter of fiscal 1998. The Company's wholesale sales decreased $0.2 million (0.3%) to approximately $51.4 million in the first quarter of 1999 from $51.6 million in the first quarter of 1998. The decrease in wholesale sales was primarily due to the timing of new product releases which, in 1998, increased first quarter wholesale revenues by 11.7%. New product launches are scheduled for the second and fourth quarters of 1999.

      The Company's retail store sales were approximately $35.2 million for the first quarter of 1999, which represented an increase of $1.6 million (4.8%) compared to the first quarter of 1998. Comparable store sales increased 1.0% in the first quarter of 1999 compared to the first quarter of 1998. During the first quarter of 1999, the Company opened one and closed one retail outlet store. There were 144 outlet stores operating as of April 3, 1999 compared to 139 as of April 4, 1998.

      The Company's gross profit decreased $1.0 million (3.3%) to $30.0 million in the first quarter of 1999 from $31.1 million in the first quarter of 1998. Gross profit as a percentage of net sales in the first quarter of 1999 decreased to 34.7% from 36.5% in the first quarter of 1998. The decrease in gross profit is attributed to a higher mix of sales to the secondary market and costs incurred to close two sewing facilities in Georgia and Mississippi.

      Selling, general and administrative expenses for the first quarter of 1999 decreased 5.9% to $28.0 million from $29.8 million in the first quarter of 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 32.4% in the first quarter of 1999 from 35.0% in the first quarter of 1998. The improvement in selling, general and administrative expenses as a percentage of net sales is attributed to continued leverage of the retail outlet stores' operating expenses and reduction of other discretionary expenditures.

      Operating income for the first quarter of 1999 increased 58.5% to $2.0 million compared to income of $1.3 million in the first quarter of 1998. This increase reflects the changes in gross profit and selling, general and administration expenses described above.

      Interest expense in the first quarter of 1999 increased 2.1% to $5.2 million from $5.1 million in the first quarter of 1998. This increase reflects the cost of higher average revolver borrowings during the first quarter of 1999. Average revolver borrowings during the first quarter of 1999 were $28.8 million compared to $17.7 million in the first quarter of 1998. At April 3, 1999, outstanding debt aggregated $194.8 million compared to $185.6 million at April 4, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (continued)

      The Company recorded an income tax benefit of $1.4 million in the first quarter of 1999 compared to an income tax benefit of $1.9 million in the first quarter of 1998. The Company's effective tax rate was approximately 42% during the first quarter of 1999, a rate lower than the first quarter of 1998 due primarily to higher projected pretax income for 1999.

      As a result of the factors described above, the Company reported a net loss of approximately $1.9 million in the first quarter of 1999 compared to a net loss of approximately $2.0 million in the first quarter of 1998.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

      The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

      Net accounts receivable at April 3, 1999 were $27.8 million compared to $26.9 million at April 4, 1998. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at April 3, 1999 is not comparable to the net accounts receivable balance at January 2, 1999.

      Inventories at April 3, 1999 were $113.5 million compared to $102.6 million at April 4, 1998. This increase reflects the growth in inventory required to support higher levels of sales demands expected in the second and third quarters of 1999. Due to the seasonal nature of the Company's operations, inventories at April 3, 1999 are not comparable to inventories at January 2, 1999.

      The Company invested $0.7 million and $1.6 million in capital expenditures during the first quarter of 1999 and 1998, respectively. The Company plans to invest a total of $16.0 million in capital expenditures in 1999.

      At April 3, 1999, the Company had $194.8 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $20.0 million of 12% Senior Subordinated Notes, $43.2 million in term loan borrowings and $31.6 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $10.4 million of outstanding letters of credit. At April 3, 1999, the Company had approximately $23.0 million of financing available under the revolving credit portion of the Senior Credit Facility.

      The Company believes that cash generated from operations, together with availability under the revolving credit portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (continued)

EFFECTS OF INFLATION

      The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

      The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter and promotional retailers' and manufacturers' emphasis on closeouts of prior year's product lines. Accordingly, the results of operations for the three-month period ended April 3, 1999 are not indicative of the results to be expected for the full year.

MARKET RISKS

      In the operation of its business, the Company has market risk exposures to foreign sourcing, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

      The Company currently sources approximately 68% of its sewing production through its offshore facilities. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

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

      The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At April 3, 1999, outstanding debt aggregated $194.8 million, of which $74.8 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $748,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (continued)

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

      The Company has completed its assessment of all systems (hardware and software), facilities, suppliers and service providers for all locations. Through this process, the Company has identified remedial steps necessary to be Y2K ready. Because the Company primarily uses software provided by third party vendors, it has not incurred substantial internal programming costs associated with modifying code and data to handle dates past the Year 2000. The latest software releases provided by major third-party vendors to the Company have been certified to be Y2K ready.

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

      All major customers, outside vendors and service providers have been contacted regarding their Y2K readiness. Appropriate steps and follow-up measures have been instituted to ensure their readiness on an individual basis by June 1999. Because of the concerns regarding the Y2K issue and the potential for disruption of business operations, the Company has established a comprehensive contingency planning process. The scope of the Y2K contingency plans includes, but is not limited to, failures or disruptions in: information systems, plant facilities, equipment, utilities, transportation, voice/data communications, material supplies and/or key support services. The development of the contingency plans is scheduled for completion in May 1999.

      The Company has incurred and expects to continue to incur internal staffing and other costs as a result of modifying existing systems to be Y2K ready. Such costs will continue to be expensed as incurred and funded through internally generated cash flow while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and their implementation was not significantly accelerated as a result of Y2K issues. To date, the Company has incurred $1.3 million of costs in connection with Y2K readiness. The Company plans to spend approximately $2.8 million in the remainder of 1999 to complete its readiness, substantially all of which represents investments in new equipment. The costs to date and the estimated costs to complete do not include internal payroll costs, which are not tracked separately.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (continued)

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

      Due to the general uncertainty of the Y2K risk, resulting, in part, from the uncertainty about the Y2K readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Y2K issue or to limit exposure to third-party liability that may affect its operations and business, in a timely or cost-effective manner.

PART II--OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

      From time to time, the Company has been involved in various legal proceedings. Management believes that all such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if resolved adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------

  *27            Financial Data Schedule.

  * Filed herewith

(b) Reports on Form 8-K

      No report was filed by the Registrant during the quarter ended April 3, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARTER HOLDINGS, INC.


Date: May 18, 1999                         /s/ FREDERICK J. ROWAN, II

                                              Frederick J. Rowan, II
                                        Chairman of the Board of Directors,
                                       President and Chief Executive Officer


Date: May 18, 1999                            /s/ MICHAEL D. CASEY

                                                Michael D. Casey
                                            Senior Vice President and
                                             Chief  Financial Officer