Form 10-Q
period 1999-10-02
CARTER HOLDINGS INC
filed 1999-11-16
CIK 1060822

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED OCTOBER 2, 1999 OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:
                                    333-51447
                             -----------------------


                              CARTER HOLDINGS, INC.
               (Exact name of registrant as specified in charter)


          MASSACHUSETTS                                    13-3912933
     --------------------------------        ---------------------------------
     (State or other jurisdiction  of        (IRS Employer Identification No.)
      incorporation or organization)


                         1590 ADAMSON PARKWAY, SUITE 400
                              MORROW, GEORGIA 30260
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (770) 961-8722
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No  / /

Applicable only to corporate issuers:

As of November 16, 1999, there were 752,808 shares of Class A Common Stock, 211,959 Class C Common Stock and 5,000 shares of Class D Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                              CARTER HOLDINGS, INC.
                                      INDEX


                                                                                                    PAGE
                                                                                                    ----
PART I                  Financial Information

      Item 1            Financial Statements

                        Condensed Consolidated Balance Sheets as of October 2, 1999 (unaudited)
                        and January 2, 1999 ........................................................  3

                        Unaudited Condensed Consolidated Statements of Operations for the
                        three-month periods ended October 2, 1999 and October 3, 1998 ..............  4

                        Unaudited Condensed Consolidated Statements of Operations for
                        the nine-month periods ended October 2, 1999 and October 3, 1998 ...........  5

                        Unaudited Condensed Consolidated Statements of Cash Flows for the
                        nine-month periods ended October 2, 1999 and October 3, 1998 ...............  6

                        Notes to Condensed Consolidated Financial Statements (unaudited) ...........  7

      Item 2            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ........................................ 11

PART II                 Other Information .......................................................... 16


                              CARTER HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                                          OCTOBER 2,      JANUARY 2,
                                                                                           1999              1999
                                                                                          ----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ........................................................      $   4,913       $   3,986
  Accounts receivable, net .........................................................         36,498          34,834
  Inventories ......................................................................         93,018         101,408
  Prepaid expenses and other current assets ........................................          3,785           3,433
  Deferred income taxes ............................................................         11,175          11,725
                                                                                          ---------       ---------
    Total current assets ...........................................................        149,389         155,386
Property, plant and equipment, net .................................................         58,078          59,674
Tradename, net .....................................................................         92,708          94,583
Cost in excess of fair value of net assets acquired, net ...........................         29,460          30,191
Deferred debt issuance costs, net ..................................................          7,743           8,917
Other assets .......................................................................          2,710           2,544
                                                                                          ---------       ---------
    Total assets ...................................................................      $ 340,088       $ 351,295
                                                                                          ---------       ---------
                                                                                          ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .............................................      $     900       $     900
  Accounts payable .................................................................         18,109          18,887
  Other current liabilities ........................................................         40,002          35,075
                                                                                          ---------       ---------
    Total current liabilities ......................................................         59,011          54,862
Long-term debt .....................................................................        173,050         186,700
Deferred income taxes ..............................................................         37,740          38,964
Other long-term liabilities ........................................................          9,860           9,569
                                                                                          ---------       ---------
    Total liabilities ..............................................................        279,661         290,095
                                                                                          ---------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized;
     752,808 shares issued and outstanding; liquidation value of $.001 per share ...         45,168          45,168
  Class C Stock, nonvoting; par value $.01 per share; 500,000 shares authorized;
      242,192 shares issued; liquidation value of $.001 per share ..................         14,532          14,532
  Class C Treasury Stock, 30,233 shares at cost at October 2, 1999, 23,537 shares
       at cost at January 2, 1999 ..................................................         (1,814)         (1,413)
  Class D Stock, voting; par value $.01 per share; 5,000 shares authorized, issued
      and outstanding ..............................................................            300             300
  Common stock, voting;  par value $.01 per share; 1,280,000 shares authorized;
     none issued or outstanding ....................................................             --              --
  Retained earnings ................................................................          2,241           2,613
                                                                                          ---------       ---------
    Total stockholders' equity .....................................................         60,427          61,200
                                                                                          ---------       ---------
    Total liabilities and stockholders' equity .....................................      $ 340,088       $ 351,295
                                                                                          ---------       ---------
                                                                                          ---------       ---------

    See accompanying notes to the condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)


                                                       THREE-MONTH PERIODS ENDED
                                                       -------------------------
                                                       OCTOBER 2,     OCTOBER 3,
                                                          1999          1998
                                                       ----------     ----------

Net sales ........................................      $124,678      $127,243
Cost of goods sold ...............................        80,536        78,547
                                                        --------      --------
Gross profit .....................................        44,142        48,696
Selling, general and administrative expenses .....        33,945        34,183
                                                        --------      --------
Operating income .................................        10,197        14,513
Interest expense .................................         5,265         5,523
                                                        --------      --------
Earnings before income taxes .....................         4,932         8,990
Income tax provision .............................         2,076         3,866
                                                        --------      --------
Net income .......................................      $  2,856      $  5,124
                                                        --------      --------
                                                        --------      --------


    See accompanying notes to the condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)


                                                        NINE-MONTH PERIODS ENDED
                                                        ------------------------
                                                        OCTOBER 2,      OCTOBER 3,
                                                           1999           1998
                                                        ----------      ----------

Net sales ........................................      $ 302,431       $300,171
Cost of goods sold ...............................        197,705        188,691
                                                        ---------       --------
Gross profit .....................................        104,726        111,480
Selling, general and administrative expenses .....         89,647         92,639
                                                        ---------       --------
Operating income .................................         15,079         18,841
Interest expense .................................         15,808         15,971
                                                        ---------       --------
(Loss) earnings before income taxes ..............           (729)         2,870
Income tax (benefit) provision ...................           (357)         1,234
                                                        ---------       --------
Net (loss) income ................................      $    (372)      $  1,636
                                                        ---------       --------
                                                        ---------       --------

    See accompanying notes to the condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                           NINE-MONTH PERIODS ENDED
                                                                          --------------------------
                                                                          OCTOBER 2,      OCTOBER 3,
                                                                             1999            1998
                                                                          ----------      ----------
Cash flows from operating activities:
  Net (loss) income ................................................      $   (372)      $  1,636
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ...................................        14,063         12,539
   Deferred tax (benefit) provision ................................          (674)           745
   Effect of changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable ..........................................        (1,664)        (9,820)
      Inventories ..................................................         8,390        (19,603)
      Prepaid expenses and other assets ............................        (1,407)           891
    Increase in liabilities:
      Accounts payable and other liabilities .......................         3,481          8,969
                                                                          --------       --------
      Net cash provided by (used in) operating activities ..........        21,817         (4,643)
                                                                          --------       --------
Cash flows from investing activities:
  Capital expenditures .............................................        (8,090)       (10,414)
  Proceeds from sale of fixed assets ...............................           275             23
                                                                          --------       --------
      Net cash used in investing activities ........................        (7,815)       (10,391)
                                                                          --------       --------
Cash flows from financing activities:
  Proceeds from revolving line of credit ...........................        73,150         94,350
  Payments of revolving line of credit .............................       (86,350)       (80,150)
  Payment of other debt ............................................          (450)          (450)
  Proceeds from sale of Class C Treasury stock .....................            --             60
  Repurchase of Capital stock ......................................          (460)          (320)
  Other ............................................................         1,035          2,222
                                                                          --------       --------
      Net cash (used in) provided by financing activities ..........       (13,075)        15,712
                                                                          --------       --------
Net increase in cash and cash equivalents ..........................           927            678
Cash and cash equivalents, beginning of period .....................         3,986          4,259
                                                                          --------       --------
Cash and cash equivalents, end of period ...........................      $  4,913       $  4,937
                                                                          --------       --------
                                                                          --------       --------



    See accompanying notes to the condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1--BASIS OF PREPARATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Carter Holdings, Inc. and its subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 2, 1999, the results of its operations for the three-month and nine-month periods ended October 2, 1999 and October 3, 1998 and cash flows for the nine-month periods ended October 2, 1999 and October 3, 1998. Operating results for the three-month and nine-month periods ended October 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2000. The accompanying condensed consolidated balance sheet of the Company as of January 2, 1999 has been derived from the audited consolidated financial statements included in the Company's fiscal 1998 Annual Report on Form 10-K.

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


NOTE 2--THE COMPANY

    Carter Holdings, Inc. is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc. ("Carter's").

    The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. The Company manufactures its products in plants located in the United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products from various manufacturers throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 149 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 44% and 40% of its consolidated net sales in the third quarters of 1999 and 1998, respectively, and approximately 43% and 41% in the first nine months of 1999 and 1998, respectively.

NOTE 3--INVENTORIES

     Inventories consisted of the following ($000):


                                   OCTOBER 2,    JANUARY 2,
                                      1999          1999
                                   ----------    ----------
     Finished goods..............   $62,284      $ 68,236
     Work in process.............    19,986        21,286
     Raw materials...............    10,748        11,886
                                    -------      --------
     Total ......................   $93,018      $101,408
                                    -------      --------
                                    -------      --------


                              CARTER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 4--TREASURY STOCK TRANSACTIONS

     During the quarters ended October 2, 1999 and October 3, 1998 the Company repurchased 1,510 and 2,289 shares, respectively, of its Class C Stock owned by former employees of Carter's for cash payments of approximately $90,000 and $136,000, respectively. During the nine-month periods ended October 2, 1999 and October 3, 1998 the Company repurchased 7,696 and 5,357 shares, respectively, of its Class C stock owned by former employees of Carter's for cash payments of approximately $460,000 and $320,000, respectively. In addition, during each of the nine-month periods ended October 2, 1999 and October 3, 1998, employees of the Company were issued 1,000 shares of Class C stock from shares repurchased for $60.00 per share. The 1999 transaction involved no cash proceeds, and the Company recognized $60,000 as compensation expense.


NOTE 5--ENVIRONMENTAL MATTERS

    The Company is in the process of investigating a potential claim under environmental laws in Lamar County, Georgia. Based on the information available at this time, the ultimate outcome of this matter is uncertain, and therefore, the Company is unable to determine the amount of its liability, if any. Accordingly, no accrual has been recorded in the accompanying financial statements for this matter.

NOTE 6--SEGMENT INFORMATION

    The Company's two reportable segments are "Retail" and "Wholesale and Other". The Company generally sells the same products in each business segment. The Company evaluates the performance of its Retail segment based on, among other things, its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). The Retail segment's EBITDA is determined on a direct contribution basis only and does not include allocations of all costs incurred to support Retail operations. Retail EBITDA, therefore, does not reflect the actual results which would be derived if such allocations were made. EBITDA shown in the accompanying table for the Wholesale and Other segment is an amount determined by deduction based on consolidated EBITDA and includes all other revenue and expenses of the Company not directly related to the Retail segment. Therefore, EBITDA shown in the accompanying table for the Wholesale and Other segment is not a measurement used by management in its decision-making process.

                              CARTER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 6--SEGMENT INFORMATION  (CONTINUED)

     The table below presents certain segment information for the periods indicated ($000):

                                                                 WHOLESALE
                                              RETAIL             AND OTHER             TOTAL
                                              ------             ---------             -----
THREE-MONTHS ENDED OCTOBER 2, 1999:
  Sales ...........................          $ 54,691            $ 69,987            $124,678
  EBITDA ..........................          $ 13,587            $  1,040            $ 14,627
THREE-MONTHS ENDED OCTOBER 3, 1998:
  Sales ...........................          $ 50,566            $ 76,677            $127,243
  EBITDA ..........................          $ 13,176            $  5,148            $ 18,324

NINE-MONTHS ENDED OCTOBER 2, 1999:
  Sales ...........................          $128,719            $173,712            $302,431
  EBITDA ..........................          $ 27,651            $    329            $ 27,980
NINE-MONTHS ENDED OCTOBER 3, 1998:
  Sales ...........................          $121,862            $178,309            $300,171
  EBITDA ..........................          $ 25,456            $  4,797            $ 30,253



     A reconciliation of total segment EBITDA to total consolidated earnings
(loss) before income taxes is presented below ($000):


                                                               THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                                           -----------------------      ----------------------
                                                              OCT 2,        OCT 3,       OCT 2,        OCT 3,
                                                               1999          1998         1999          1998
                                                            ---------      --------     --------       -------
Total EBITDA for reportable segments .................      $ 14,627       $18,324      $ 27,980       $30,253
Depreciation and amortization expense ................        (4,430)       (3,811)      (12,901)      (11,412)
Interest expense .....................................        (5,265)       (5,523)      (15,808)      (15,971)
                                                            --------       -------      --------       -------
Consolidated earnings (loss) before income taxes .....      $  4,932       $ 8,990      $   (729)      $ 2,870
                                                            --------       -------      --------       -------
                                                            --------       -------      --------       -------


                              CARTER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 7--TEXTILE PLANT PHASE-DOWN



    Historically, the Company had sourced most of its fabric requirements through its textile operations located in Barnesville, Georgia. In recent years, the domestic textile knit industry has experienced increasing levels of overcapacity caused by consolidation and higher levels of global sourcing. Overcapacity has resulted in lower prices offered by the company's fabric suppliers which, in turn, has reduced the cost advantages previously gained by Carter's through vertical integration.

    The Company has developed a plan to take advantage of alternative fabric sourcing opportunities and, in the third quarter of 1999, began to phase-down production in its textile operations. All textile processes, with the exception of printing, will be discontinued by the end of fiscal 1999. The Company has negotiated supply arrangements with its fabric vendors, which the Company believes will meet current and future fabric requirements.

    During the fourth quarter, the level of textile production at the Barnesville facility will decrease to a point substantially below full capacity; accordingly, at that point, the Company will record a non-cash impairment loss on the Company's assets of approximately $13.0 million to reflect the partial abandonment of the facility.

    Included in the third quarter 1999 financial results are approximately $0.8 million in manufacturing inefficiencies directly related to phasing down textile operations. Other non-recurring expenses to be incurred in the fourth quarter of 1999 related to the phase-down are estimated to be approximately $6.0 million, including approximately $1.0 million of employee-related payments and $5.0 million of manufacturing inefficiencies.

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

RESULTS OF OPERATIONS

    THREE AND NINE-MONTH PERIODS ENDED OCTOBER 2, 1999 COMPARED TO THREE AND NINE-MONTH PERIODS ENDED OCTOBER 3, 1998

     Consolidated net sales for the third quarter of 1999 decreased $2.6 million (2.0%) to $124.7 million from $127.3 million in the third quarter of fiscal 1998. Consolidated net sales for the first nine months of 1999 were $302.4 million, an increase of $2.3 million (0.8%) compared with the first nine months of 1998.

     Wholesale sales decreased $6.7 million (8.7%) to $70.0 million in the third quarter of 1999 from $76.7 million in the third quarter of 1998 and decreased $4.6 million (2.6%) to approximately $173.7 million in the first nine months of 1999 from $178.3 million in the first nine months of 1998.

     The decrease in wholesale sales reflects:

         -- lower 1999 sleepwear revenue compared to increases generated from the successful launch of the Dreamakers sleepwear product line in May 1998

         -- underperformance of the CARTER'S CLASSICS and playwear product lines, and

         -- lower layette product revenues resulting from the expiration of the BABY DIOR license in December 1998.

      In this increasingly competitive marketplace, revenue gains are achieved through the frequent introduction of products which are distinctive in fabric and creative application (i.e., embroidery and prints) and which provide value to the consumer. The decline in 1999 revenue reflects the Company's previously insufficient ability to source better products from lower cost manufacturers throughout the world.

     In 1998, the Company developed the infrastructure necessary to source products globally. Although 1999 revenues are expected to be comparable to 1998, the Company plans to achieve future growth in revenue and profitability by sourcing products at lower costs from manufacturers throughout the world. This strategy is designed to build on the Company's core business strengths in layette and sleepwear product markets and will improve product performance in the highly fragmented children's playwear market.

     Wholesale sales in the third quarter and first nine months of 1999 included a higher mix of off-price sales (merchandise promoted at more than 25% off regular wholesale selling prices) to the secondary market. Off-price sales as a percentage of consolidated sales in the third quarter and first nine months of 1999 were 4.4% and 5.8% in each period compared to 3.1% and 3.8% in the third quarter and first nine months of 1998, respectively. The higher level of off-price sales reflects management's efforts to reduce excess inventory levels. Prospectively, management has developed a more conservative revenue forecast for the balance of 1999 and has reduced production cycle times to attempt to mitigate exposure to excess inventories.

     The Company's retail store sales were $54.7 million for the third quarter of 1999, which represented an increase of $4.1 million (8.2%) compared to the third quarter of 1998. Comparable store sales increased 4.5% in the third quarter of 1999 compared to the third quarter of 1998. Retail sales in the first nine months of 1999 were $128.7 million, an increase of $6.9 million (5.6%) compared with the first nine months of 1998. Comparable store sales increased 2.1% in the first nine months of 1999 compared with the first nine

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


months of 1998. During the first nine months of 1999, the Company opened six outlet stores and closed one outlet store. There were 149 outlet stores operating as of October 2, 1999 compared to 148 as of October 3, 1998.

     The Company's gross profit decreased $4.6 million (9.4%) to $44.1 million in the third quarter of 1999 from $48.7 million in the third quarter of 1998. Gross profit as a percentage of net sales in the third quarter of 1999 decreased to 35.4% from 38.3% in the third quarter of 1998. In the first nine months of 1999, gross profit decreased $6.8 million (6.1%) to $104.7 million compared with the first nine months of 1998. Gross profit as a percentage of net sales in the first nine months of 1999 decreased to 34.6% compared to 37.1% in the first nine months of 1998. The decrease in gross profit is attributed primarily to a higher mix of off-price sales to the secondary market, costs incurred to close sewing facilities in Georgia and Mississippi, curtailment of production to lower inventory levels and the phase-down of production in the Company's textile facility.

     In the first nine months of 1999, the Company closed three sewing facilities in the United States. Such closures and expansion of sewing capacity in Mexico, Costa Rica and the Dominican Republic have enabled the Company to decrease costs in the most labor intensive component of the supply chain.

     In 1998, the Company expanded its ability to source its products from contractors throughout the world. Such products are manufactured, labeled and packaged to Carter's specifications. The Company's global sourcing strategy provides the opportunity to source a broader range of products at lower costs and has reduced the requirements for internal textile capacity. Lower levels of throughput in the Company's textile facility in Barnesville, Georgia and related unabsorbed manufacturing costs have negatively impacted 1999 financial results.

     In recent years, the domestic textile knit industry has experienced increasing levels of overcapacity caused by consolidation and higher levels of global sourcing. Overcapacity has resulted in lower prices offered by the Company's fabric suppliers which, in turn, has reduced the cost advantages previously gained by Carter's through vertical integration.

     As more fully described in Note 7 to the accompanying financial statements, the Company began to phase-down production in its textile facility in the third quarter of 1999. All textile processes, with the exception of printing, will be discontinued by the end of fiscal 1999. The Company has negotiated fabric-sourcing arrangements with its suppliers, which will meet current and future fabric requirements. While there may be no near-term cost reduction by sourcing fabrics externally, the Company expects to purchase lower cost fabrics from Mexican-based suppliers within the next two to three years.

     Selling, general and administrative expenses decreased $0.2 million (0.7%) to $33.9 million in the third quarter of 1999 from $34.2 million in the third quarter of 1998. Selling, general and administrative expenses as a percentage of net sales increased to 27.2% in the third quarter of 1999 from 26.9% in the third quarter of 1998. In the first nine months of 1999, these expenses decreased $3.0 million (3.2%) to $89.6 million from $92.6 million in the first nine months of 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 29.6% in the first nine months of 1999 from 30.9% in the first nine months of 1998. The improvement in selling, general and administrative expenses as a percentage of net sales is attributed to a reduction in discretionary spending to levels necessary to support current levels of demand for the Company's products and to mitigate the impact of manfacturing plant closing costs and production curtailment.

     Operating income for the third quarter of 1999 decreased $4.3 million (29.7%) to $10.2 million from $14.5 million in the third quarter of 1998. Operating income in the first nine months of 1999 decreased $3.8 million (20.0%) to $15.1 million from $18.8 million in the first nine months of 1998. Such variances reflect the net effect of changes in gross profit and selling, general and administrative expenses described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest expense in the third quarter of 1999 decreased $0.2 million (4.7%) to $5.3 million from $5.5 million in the third quarter of 1998. Interest expense in the first nine months of 1999 decreased $0.2 million (1.0%) to $15.8 million from $16.0 million in the first nine months of 1998. The decrease reflects the results of management's inventory reduction initiatives and related impact on seasonal borrowing requirements. At October 2, 1999, outstanding debt decreased $16.9 million (8.9%) to $174.0 million compared to $190.9 million at October 3, 1998. Such decrease reflects the $16.0 million (58.8%) reduction in borrowings under the Company's revolving credit facility which were $11.2 million at October 2, 1999 compared to $27.2 million at October 3, 1998.

     The Company recorded a provision for income taxes of $2.1 million in the third quarter of 1999 compared to a provision for income taxes of $3.9 million in the third quarter of 1998. For the first nine months of 1999, the Company recorded a benefit from income taxes of $0.4 million compared to a provision for income taxes of $1.2 million for the first nine months of 1998. The Company's effective tax rate was approximately 49% during the first nine months of 1999, an estimated tax rate higher than the first nine months of 1998, due primarily to a lower projected pretax income for 1999.

     As a result of the factors described above, the Company reported net income of approximately $2.9 million in the third quarter of 1999 compared to net income of approximately $5.1 million in the third quarter of 1998. A net loss of approximately $0.4 million was reported for the first nine months of 1999 compared to a net income of approximately $1.6 million in the first nine months of 1998.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

      The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

      Net accounts receivable at October 2, 1999 were $36.5 million compared to $40.0 million at October 3, 1998. This decrease reflects lower wholesale shipments during the third quarter of 1999. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at October 2, 1999 is not comparable to the net accounts receivable balance at January 2, 1999.

      Inventories at October 2, 1999 were $93.0 million compared to $107.2 million at October 3, 1998. This decrease reflects management's efforts to reduce production cycle times and inventory levels. Due to the seasonal nature of the Company's operations, inventories at October 2, 1999 are not comparable to inventories at January 2, 1999.

      The Company invested $8.1 million and $10.4 million in capital expenditures during the first nine months of 1999 and 1998, respectively. The Company plans to invest approximately $16.0 million in capital expenditures in 1999. In the fourth quarter of 1999, investments will be made primarily in outlet store remodeling and information technology.

     As of October 2, 1999 and October 3, 1998 debt consisted of (in millions):


                                                           1999         1998
                                                           ----         ----
   Senior Credit Facility term loan ...............       $ 42.8       $ 43.7
   Senior Credit Facility revolving credit ........         11.2         27.2
   12% Series B Senior Subordinated Notes .........         20.0         20.0
   10 3/8% Series A Senior Subordinated Notes .....        100.0        100.0
                                                          -------     -------
   Total debt .....................................       $ 174.0     $ 190.9
                                                          -------     -------
                                                          -------     -------


     The reduction in debt in 1999 was driven primarily by a reduction in inventory levels through production curtailment, reduced cycle times and sale of excess inventories. Letters of credit outstanding at October 2, 1999 and October 3, 1998 were $8.3 million and $7.8 million, respectively. Availability under the revolving credit portion of the Senior Credit Facility as of October 2, 1999 and October 3, 1998 was $45.5 million and $30.0 million, respectively.

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

SEASONALITY

    The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. Accordingly, the results of operations for the three-month and nine-month periods ended October 2, 1999 are not indicative of the results to be expected for the full year.

MARKET RISKS

      In the operation of its business, the Company has market risk exposures to foreign sourcing, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

     The Company currently sources approximately 85% of its sewing production through its offshore facilities. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

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

      The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At October 2, 1999, outstanding debt aggregated $174.0 million, of which $54.0 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $540,000.

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

   The Company has completed its assessment of all systems (hardware and software), facilities, suppliers and service providers for all locations. Through this process, the Company has identified remedial steps necessary to be Y2K ready. Because the Company primarily uses software provided by third party vendors, it has not incurred substantial internal programming costs associated with modifying code and data to handle dates past the Year 2000. The latest software releases provided by major third-party vendors to the Company have all been certified to be Y2K ready.

    The replacement/upgrade of affected hardware and software supporting the Company's manufacturing and administrative locations has been completed. In addition, full integration testing and validation of all the Company's systems was completed during the third quarter of 1999.

     All major customers, outside vendors and service providers have been contacted regarding their Y2K readiness. Appropriate steps and follow-up measures have been instituted to ensure their readiness. Because of the concerns regarding the Y2K issue and the potential for disruption of business operations, the Company has established a comprehensive contingency planning process. The scope of the Y2K contingency plans include, but are not limited to, failures or disruptions in: information systems, plant facilities, equipment, utilities, transportation, voice/data communications, material supplies and/or key support services. A comprehensive set of contingency plans was developed during the second quarter of 1999. Implementation of the backup portion of the contingency plans commenced in the third quarter and will be fully implemented by the end of the fourth quarter of 1999.

    The Company has incurred internal staffing and other costs as a result of modifying existing systems to be Y2K ready. Such costs will continue to be expensed as incurred and funded through internally generated cash flow, while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and their implementation was not significantly accelerated as a result of Y2K issues. To date, the Company has incurred $3.7 million of costs in connection with Y2K readiness. The Company plans to spend approximately $400,000 in the remainder of 1999 to complete its readiness, substantially all of which represents investments in new equipment. The costs to date and the estimated costs to complete do not include internal payroll costs, which are not tracked separately.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    The dates on which the Company believes Y2K readiness will be complete are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with the implementation of Y2K readiness. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the lack of availability of skilled personnel, increased costs for outside resources and untimely responses by key service providers.

    Due to the general uncertainty of the Y2K risk, resulting, in part, from the uncertainty about the Y2K readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Y2K issue or to limit exposure to third-party liability that may affect its operations and business, in a timely or cost-effective manner.


PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, the Company has been involved in various legal proceedings. Management believes that all such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if resolved adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

  *27             Financial Data Schedule.


---------------
*   Filed herewith

      (b) Reports on Form 8-K

         No report was filed by the Registrant during the quarter ended October 2, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CARTER HOLDINGS, INC.



         Date:  November 16, 1999                /s/ FREDERICK J. ROWAN, II
                                             -----------------------------------
                                                  Frederick J. Rowan, II
                                           CHAIRMAN OF THE BOARD OF DIRECTORS,
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER



         Date:  November 16, 1999                /s/ MICHAEL D. CASEY
                                             -----------------------------------
                                                     Michael D. Casey
                                                 SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER