Form 10-K405
period 1999-12-31
CARTER HOLDINGS INC
filed 2000-03-31
CIK 1060822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 for the fiscal year ended January 1, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                             Commission file number:

                                    333-51447

                              --------------------

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

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

================================================================================

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

      Carter's is the largest branded manufacturer and marketer of baby and toddler apparel and a leading manufacturer and marketer of young children's apparel. Over its 135 years of operation, Carter's has become one of the most highly recognized brand names in the children's apparel industry. Carter's sells its products under the brand names of Carter's and Carter's Classics to more than 300 department and specialty store accounts (with an estimated 4,600 store fronts) and through its 146 retail outlet stores.

      Carter's generates a majority of its sales in the baby and toddler apparel market which was a $7.9 billion market in 1999. Management believes that the baby and toddler market is insulated from changes in fashion trends and less sensitive to general economic conditions and offers strong prospects for continued growth. The growth in this market is being driven by a number of factors, including: (i) a strong and growing birth market; (ii) more women returning to the workplace after having children, resulting in more disposable income and increased day care apparel needs; (iii) the increasing number of grandparents, a demographic segment with high per capita discretionary income and an important consumer base for children's apparel; and (iv) an increase in the percentage of births to first time mothers.

      On October 30, 1996 (the "Acquisition Closing Date"), Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding preferred and common stock of Carter's (the "Acquisition"). Financing for the Acquisition was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility among Carter's, certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facility"); (ii) $90.0 million of borrowings under a subordinated loan facility among Carter's, certain lenders and Bankers Trust Company, as administrative agent (the "Subordinated Loan Facility"); (iii) $50.9 million of equity investments in Holdings by affiliates of Investcorp and certain other investors (which excludes the exchange of management stock); and (iv) the issuance by Holdings of $20.0 million of 12% Senior Subordinated Notes to affiliates of Investcorp and certain other investors.

      Carter's and Holdings are Massachusetts corporations. The principal executive office of the Company is located at 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260 and its telephone number is (770) 961-8722.

PRODUCTS AND MARKETS

      The Company manufactures and markets a broad array of baby, toddler and young children's apparel. The Company also licenses its brand name to other companies to create a complete collection of coordinating lifestyle products including: bedding, strollers, underwear, shoes, room decor, toys and more.

      In 1999, the Company launched a new brand theme based on Celebrating Imagination. This theme solidified the Company's product positioning of creating great core products that are differentiated through imaginative and creative artistic application. Celebrating Imagination has opened new growth opportunities for the brand and has been widely embraced by both consumers and retailers.

Baby and Toddler

      In 1999, total industry sales of baby and toddler apparel (newborn through size 4T) were $7.9 billion, which grew 10.8% over 1998. This growth was over 2.5 times faster than the apparel industry as a whole. Carter's target distribution (department and specialty stores) accounts for approximately half this market. Carter's is currently the leading supplier of branded baby and toddler apparel in the United States with a 5.8% market share in its target distribution channels, almost twice that of its nearest branded competitor.

      Layette. Layette includes a complete range of products primarily made of cotton for newborns, including bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps and booties. In fiscal 1999, Carter's generated $163.0 million in sales of these products. Carter's is the leading supplier of layette products within its distribution channels. Management attributes Carter's leading market position to its distinctive print designs, unique embroideries and the reputation for quality Carter's has developed over its 135 year history. In 1999, Carter's continued to introduce new baby programs targeted toward three consumer groups: gift-givers, experienced mothers and first-time mothers. Just One Year ("JOY") and the 1999 introduction of the Lennon Real Love line are complete nursery programs designed for the first-time mother and the gift givers. Baby Basics, another component of Carter's layette business, provides the experienced mother with the essentials in value-focused multi-packs. Carter's primary competitors in the layette market are private label manufacturers.

      Sleepwear. Baby and toddler sleepwear includes pajamas, long underwear and one-piece footed sleepers. In fiscal 1999, Carter's generated $86.0 million in sales of these products. Carter's is the leading supplier of baby and toddler sleepwear products within its distribution channels. As in layette, management attempts to differentiate its sleepwear products from its competition by offering creative artwork in consumer-tested prints and embroideries with an emotional appeal. In addition, management believes Carter's baby and toddler sleepwear product line features more functional, higher quality products than those of its competitors. Carter's primary competitors in the baby and toddler sleepwear market are both private label manufacturers and licensed character products.

      Playwear. Baby and toddler playwear includes cotton apparel for everyday use. In fiscal 1999, Carter's generated $80.5 million in sales of these products. Although Carter's has historically focused on expanding its core volume layette and sleepwear products, it has begun to focus on strengthening its playwear product offerings by introducing original print designs and innovative artistic applications in an effort to drive sales growth and increase market share. Carter's Celebrating Imagination brand theme has created a strong competitive differentiation for the brand in this marketplace. Management believes that this new focus, in addition to Carter's high brand name awareness and strong wholesale customer relationships, will enable Carter's sales and market share in this category to grow. The baby and toddler playwear market is highly fragmented, with no one branded competitor having more than a 3.7% share of the market.

      Other. Other baby and toddler products include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room decor and hair accessories, including products for which the Company licenses the Carter's and Carter's Classics name. In fiscal 1999, Carter's generated $40.1 million in sales of these products.

Young Children's

      In 1999, total industry sales of young children's apparel were $5.8 billion. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. Carter's is the largest branded supplier of young children's sleepwear products, and is also a supplier of young children's playwear products.

      Sleepwear. Young children's sleepwear product offerings include basic two-piece pajamas, long underwear and polyester blanket-fleece one-piece sleepers. In fiscal 1999, Carter's generated $25.9 million in sales of these products. As with baby and toddler sleepwear, Carter's attempts to differentiate its young children's sleepwear products from those of its competitors by offering creative artwork through consumer-tested prints and embroideries with an emotional appeal. Carter's primary competitors in the young children's sleepwear market are private label manufacturers and licensed character products.

      Playwear. Young children's playwear product offerings include cotton apparel for everyday use. In fiscal 1999, Carter's generated $19.1 million in sales of these products. Carter's strategy is to leverage its high brand awareness and leading market shares in layette and sleepwear in combination with its new creative design to increase its sales of young children's playwear. Carter's primary competitors in the young children's playwear market are private label manufacturers and licensed character products.

      Licensing. The Company licenses the Carter's and Carter's Classics names to other companies for use on baby, toddler and young children's products including bedding, outerwear, shoes, socks, room decor, toys, stationery, strollers, hair accessories and related products. In 1998, the Company entered into a three-year license agreement for the rights to John Lennon's Real Love artwork collection for use on children's apparel, accessories and related products. In fiscal 1999, Carter's generated $4.2 million in royalty income from the sale of licensed products.

PRODUCT DESIGN AND DEVELOPMENT

      The Company's management team has significantly improved the Company's product design and development process by investing in advanced design systems, improving its design staff and introducing proven customer marketing tools. The Company's product design and development organization is comprised of teams that focus on each of the Company's primary product markets. Each team has its own artistic and design staff to develop new ideas specifically for its respective market. Management believes that this organizational structure provides the Company greater flexibility and allows it to introduce products more quickly and with a greater success rate.

      The Company's design staff continuously strives toward product innovation and distinctive artistic applications. Consumer preference testing drives the product offerings and defines the look for the brand, while a few showpieces are developed each season to add variety and interest. Generally, graphics, prints and embroideries are used to provide originality and depth with a sophisticated graphic computer network which enhances artistic talent.

      Due to the importance of graphics and prints, Carter's devotes particular effort to consumer preference testing for colors, prints, artwork and silhouettes. Each year, more than 1,000 different prints are consumer-tested, of which 40% are eventually used. As part of Carter's extensive testing program, more than 10,000 potential consumers are surveyed in Carter's outlet stores as well as in geographically-diverse malls and baby fairs.

      After consumer preference testing of a fabric or product occurs and internal review committees approve selections, retailers are often shown a color drawing in "board form" to provide market feedback. Finally, product development teams from the Company's merchandising department coordinate plans with the managers from manufacturing to ensure cost-effective execution and quality of the entire line.

DISTRIBUTION AND SALES

      The Company sells its products to wholesale accounts and through Carter's retail outlet stores. In fiscal 1999, sales through the wholesale channel accounted for 56% of total sales, while the retail outlet channel accounted for 44% of total sales. No one wholesale customer accounts for more than 10% of consolidated net sales.

WHOLESALE OPERATIONS

      The Company sells its products in the United States through a network of approximately 30 sales professionals. Sales professionals work with each department or specialty store account in his/her jurisdiction to establish annual plans for "basics" (primarily layette and certain baby apparel) within the Carter's and Carter's Classics lines. Once an annual plan has been established with an account, Carter's places the account on its semi-monthly automatic reorder plan for "basics". Automatic reorder allows the Company to plan its manufacturing requirements and benefits both the Company and its wholesale customers by maximizing customers' in-stock positions, thereby maximizing sales and profitability. Currently, Carter's non-basics sleepwear and playwear are planned and ordered seasonally as new products are introduced.

RETAIL OPERATIONS

      The Company currently operates 146 retail outlet stores in 39 states featuring all of Carter's quality merchandise, complemented by select brand accessories and apparel. The stores, which average 5,100 square feet per location, offer a broad assortment of baby, toddler and young children's apparel including layette, sleepwear, underwear, playwear, swimwear, outerwear and related accessories.

MARKETING

      Management's fundamental strategy has been to promote Carter's brand image as the absolute leader in baby apparel products and to consistently provide good quality, attractive products at a high value to consumers. To this end, management employs a comprehensive four-step marketing strategy which incorporates identifying core products through extensive consumer preference testing; superior brand and product presentation at the consumer point-of-purchase; marketing the brand name through dominant communications; and providing consistent, premium service, including delivering and replenishing products at the right time to fulfill customer and consumer needs.

      Management believes that the Company has further strengthened its brand image to the consumer through its Celebrating Imagination brand theme with innovative product designs, national print advertising, joint mailers with wholesale customers, meetings between senior customer representatives and Carter's executives, trade show participation and store-in-store shops.

MANUFACTURING

      In December 1999, the Company closed its textile operations in Barnesville, Georgia and fabric previously produced by the Company is now purchased from third-party manufacturers. The Company prints, cuts, sews, finishes and embroiders a majority of the products it sells. In the United States, the Company currently operates one print facility, one cutting facility, one sewing facility, one embroidery facility and three distribution centers. Internationally, the Company operates two sewing facilities in Costa Rica, one sewing facility in the Dominican Republic and two sewing facilities in Mexico. The Company also sources its products through contractual arrangements throughout the world. Management believes that the Company's manufacturing capacity is sufficient to meet current and planned operating requirements.

      Despite the Company's historical operating improvements, management believes significant additional opportunities exist to reduce product costs, shorten cycle times and reduce inventories through the wider use of advanced information systems, the expansion of offshore sourcing, reductions in SKUs and product complexity and focus on core product offerings.

DEMOGRAPHIC TRENDS

      Demographic and psychographic trends support a strong and growing baby and toddler market and help insulate the Company from seasonal or fashion fluctuations. Highlights of these trends include:

- A strong birth market - 3.9 million births were reported in 1998 and demographers project a progressive increase in births over the next 20 years that will ultimately surpass the original baby boom.
- More money is being spent on babies than ever before. Today's mother is more likely to be working than in previous years. This woman is more affluent and is spending more on her children.
-     Multiple births are at record levels.
- 40% of all births are first births meaning new families are being formed and higher levels of spending are required.
-     Grandparents are a growing and highly lucrative market.

COMPETITION

      The baby and toddler and young children's apparel markets are highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and toddler and young children's markets. Carter's primary branded competitors include Health-Tex and Oshkosh B'Gosh, together with Disney licensed products, in playwear and numerous smaller branded companies, as well as Disney licensed products, in sleepwear. Although management believes that Carter's does not compete as directly with most private label manufacturers in sleepwear and playwear, certain retailers, including several which are customers of the Company, have significant private label product offerings. The Company does not believe that it has any significant branded competitors in its layette market in which most of the alternative products are offered by private label manufacturers. Because of the highly fragmented nature of the industry, the Company also competes with many small, local manufacturers and retailers. Certain competitors of the Company have greater financial resources, larger customer bases and are less financially leveraged.

ENVIRONMENTAL MATTERS

      The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. Carter's is in the process of resolving a potential environmental claim associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. The Company currently estimates that the total cost to the Company to resolve this matter will be less than $1.0 million although there can be no assurance that this estimate will prove accurate. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on the Company or its operations.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

      The Company owns many trademarks and tradenames, including Carter's(R), Carter's Growbody(R), Carter-Set(R), Jamakins(R), Today's Classics(R) and Tykes(R), as well as patents and copyrights, most of which are registered in the United States and in 46 foreign countries. The Company licenses the Carter's and Carter's Classics names and many of its trademarks, tradenames and patents to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys and shoes. Under an agreement which expired December 8, 1998, Baby Dior(R) was a registered trademark sublicensed to the Company. Based on an assessment of the growth opportunities of Baby Dior(R) products, management decided not to extend the sublicense agreement. The Company licenses, under a three-year agreement which expires in 2001, the rights to John Lennon's Real Love artwork collection for use on children's apparel accessories and related products.

EMPLOYEES

      As of January 1, 2000, the Company had approximately 7,244 employees, 2,847 of which were employed on a full-time basis in the Company's domestic operations, 1,113 of which were employed on a part-time basis in the Company's domestic operations and 3,284 of which were employed on a full-time basis in the Company's international operations. None of the Company's employees is unionized. The Company has had no labor-related work stoppages and believes that its labor relations are good.

ITEM 2. PROPERTIES

      The Company operates 146 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,100 square feet. Typically, the leases have an average term of approximately five years with additional five-year renewal options. Domestically, the Company owns three distribution facilities, two in Georgia and one in Pennsylvania. The Company also owns four manufacturing facilities as well as an office building in Georgia, has a ground lease on one additional manufacturing facility in Texas and leases office space in three buildings - one in Georgia, one in Connecticut and one in New York. Internationally, the Company leases two sewing facilities in Costa Rica, one in the Dominican Republic and two in Mexico.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public trading market for Holdings Class A, Class C, Class D or Common Stock. There were approximately 11, 22 and 11 holders of Holdings Class A, Class C and Class D Stock at March 31, 2000, respectively. No Common Stock was outstanding at March 31, 2000. Holdings has not paid dividends on any class of stock to date and does not currently intend to pay dividends on any class of stock in the future. The payment of dividends is restricted by the Senior Credit Facility and by the provisions of the Series A and Series B Senior Subordinated Notes.

      During 1999, 1998 and 1997, Holdings repurchased 8,450, 5,358 and 19,709 shares, respectively, of its Class C Stock owned by former Company employees for cash payments totaling approximately $507,000, $320,000 and $1,183,000, respectively. In addition, during fiscal 1999, Holdings issued 1,000 shares of its Class C Stock to an employee at a fair value of $60,000. During fiscal 1998, Holdings sold 1,000 shares of Class C Stock to an employee of the Company for $60,000 and issued 500 shares to another employee at a fair value of $30,000.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other data of Carter Holdings, Inc. and its subsidiaries (the "Company") as of January 1, 2000, January 2, 1999, January 3, 1998 and December 28, 1996 and for the fiscal years ended January 1, 2000 ("fiscal 1999"), January 2, 1999 ("fiscal 1998") and January 3, 1998 ("fiscal 1997") and for the period from October 30, 1996 (inception) through December 28, 1996. On October 30, 1996, Carter Holdings, Inc. acquired 100% of the outstanding capital stock of The William Carter Company ("Carter's"). For purposes of identification, Carter's and its subsidiaries are also referred to as "Predecessor" for periods prior to the Acquisition. Also set forth below is selected financial and other data of the Predecessor for the period from December 31, 1995 through October 29, 1996, and as of and for the Predecessor fiscal year ended December 30, 1995.

      As a result of the Acquisition and certain adjustments made in connection therewith, the results of operations of the Company are not comparable to those of the Predecessor.

      The selected financial data of the Company for fiscal 1999, 1998, 1997 and 1996 were derived from the Company's audited Consolidated Financial Statements. The selected financial data of the Predecessor were derived from the Predecessor's audited Consolidated Financial Statements.

      The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and ITEM 8 "Financial Statements and Supplementary Data".

                                                                              (dollars in thousands)
                                                                 The Company (a)                               Predecessor
                                             ------------------------------------------------------       ---------------------
                                                                                          Oct. 30,
                                                                                            1996          Dec. 31,
                                                                                         (inception)       1995
                                                            Fiscal Year                    through        through        Fiscal
                                             ---------------------------------------       Dec. 28,       Oct. 29,        Year
                                                1999           1998           1997           1996           1996          1995
                                             ---------      ---------      ---------      ---------      ---------      --------
OPERATING DATA:
Wholesale sales .........................    $ 231,284      $ 236,486      $ 219,535      $  28,506      $ 160,485      $166,884
Retail sales ............................      183,312        171,696        143,419         22,990        106,254       128,547
                                             ---------      ---------      ---------      ---------      ---------      --------
Net sales ...............................      414,596        408,182        362,954         51,496        266,739       295,431
Cost of goods sold ......................      271,844        256,482        227,332         31,631        169,167       190,230
                                             ---------      ---------      ---------      ---------      ---------      --------
Gross profit ............................      142,752        151,700        135,622         19,865         97,572       105,201
Selling, general and administrative .....      120,773        124,278        112,531         16,749         80,156        84,098
Nonrecurring charges (b)(e) .............        7,124             --             --             --          8,834            --
                                             ---------      ---------      ---------      ---------      ---------      --------
Operating income ........................       14,855         27,422         23,091          3,116          8,582        21,103
Interest expense ........................       20,437         21,215         20,246          3,065          7,075         7,849
                                             ---------      ---------      ---------      ---------      ---------      --------
(Loss) income before income taxes and
  extraordinary item ....................       (5,582)         6,207          2,845             51          1,507        13,254
(Benefit from) provision for income taxes       (1,782)         2,697          1,391             51          1,885         5,179
                                             ---------      ---------      ---------      ---------      ---------      --------
(Loss) income before extraordinary item .       (3,800)         3,510          1,454             --           (378)        8,075
Extraordinary item, net of tax (c) ......           --             --             --          2,351             --            --
                                             ---------      ---------      ---------      ---------      ---------      --------
Net (loss) income .......................    $  (3,800)     $   3,510      $   1,454      $  (2,351)     $    (378)     $  8,075
                                             =========      =========      =========      =========      =========      ========

Net (loss) income available to
  stockholders ..........................    $  (3,800)     $   3,510      $   1,454      $  (2,351)     $  (1,510)     $  6,460
                                             =========      =========      =========      =========      =========      ========

BALANCE SHEET DATA (end of period):
Working capital (d) .....................    $  83,471      $ 100,524      $  88,273      $  70,553                    $  84,593
Total assets ............................      314,944        351,295        334,565        321,036                      167,216
Total debt, including current maturities       162,300        187,600        177,100        165,000                       87,495
Stockholders' equity ....................       56,953         61,200         57,920         57,649                       (4,678)

CASH FLOW DATA:
Net cash provided by (used in)
  operating activities ..................    $  36,458      $   7,064      $   1,642      $   7,095      $  24,405      $ (5,516)

Net cash used in investing activities ...      (12,362)       (17,960)       (13,965)      (143,227)        (4,007)      (13,369)
Net cash (used in) provided by
  financing activities ..................      (24,667)        10,623         14,621        134,263        (19,433)       14,157

OTHER DATA:
EBITDA, as defined (e) ..................    $  38,834      $  43,021      $  36,926      $   5,530      $  25,628      $ 30,562
Gross margin ............................         34.4%          37.2%          37.4%          38.6%          36.6%         35.6%
Depreciation and amortization ...........    $  16,855      $  15,599      $  13,835      $   2,414      $   6,612      $  7,337
Capital expenditures ....................       12,726         17,991         14,013          3,749          4,007        13,715

                      See Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

      (a) As a result of the Acquisition, Carter's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the results of operations for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 and the period from October 30, 1996 through December 28, 1996 are not comparable to prior periods. The fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 and the period October 30, 1996 through December 28, 1996 reflect increased depreciation, amortization and interest expenses.

      (b) The nonrecurring charge for the fiscal year ended January 1, 2000 represents the $6.9 million writedown in the carrying value of the Company's textile facility assets, for which the operations were closed in December 1999, and a $0.2 million loss on property, plant and equipment related to the closures of three domestic sewing facilities. The nonrecurring charge for the period December 31, 1995 through October 29, 1996 includes: (1) compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition; and (2) other expense charges of $3.5 million for costs and fees Carter's incurred in connection with the Acquisition.

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

      (e) EBITDA represents earnings before interest and income tax expense (i.e. operating income) excluding the following charges:

      (i) the $7.1 million nonrecurring charge in 1999 related to the closure of textile and sewing facilities, and, in fiscal 1996, the nonrecurring charge of $8.8 million related to the Acquisition.

      (ii) depreciation and amortization expense including prepaid management fee amortization of $1.125 million, $1.35 million and $1.35 million for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively, and $0.23 million for the period October 30, 1996 through December 28, 1996 incurred in connection with the Acquisition; and

      (iii) costs associated with certain benefit plans that were terminated as a result of the Acquisition and not replaced, as follows: (1) Long-Term Incentive Plan expenses of $1.1 million and $1.0 million for fiscal 1995 and the period December 31, 1995 through October 29, 1996, respectively; (2) Management Equity Participation Plan expenses of $0.6 million and $0.6 million for fiscal 1995 and the period December 31, 1995 through October 29, 1996, respectively; and
            (3) Stock Compensation Plan expense of $0.4 million in fiscal 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO. THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND OTHER UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED BELOW, AS WELL AS GENERAL ECONOMIC AND BUSINESS CONDITIONS, COMPETITION AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

GENERAL

      The Company is a leading manufacturer and marketer of baby, toddler and young children's apparel. The Company sells its products to more than 300 department and specialty store customers (56% of fiscal 1999 sales) and through its 146 retail outlet stores (44% of fiscal 1999 sales).

      Consolidated net sales have increased from $295.4 million in 1995 to $414.6 million in 1999. During this period, wholesale sales have increased from $166.9 million to $231.3 million and retail sales have increased from $128.5 million to $183.3 million. The increase in wholesale sales resulted primarily from product introductions and the growth of new wholesale accounts, including Sears and JCPenney, partially offset by the removal of certain product lines, such as outerwear, boys' and girls' underwear and the Baby Dior product lines. The increase in retail sales resulted from new store openings and comparable store sales increases (stores open more than 12 months).

RESULTS OF OPERATIONS

      The following table sets forth certain components of the Company's Consolidated Statements of Operations data expressed as a percentage of net sales:

                                                            Fiscal Year
                                                  -----------------------------
                                                   1999        1998       1997
                                                  ------      ------     ------
Statements of Operations:
Wholesale sales ..............................      55.8%       57.9%      60.5%
Retail sales .................................      44.2        42.1       39.5
                                                  ------      ------     ------

Net sales ....................................     100.0       100.0      100.0
Cost of goods sold ...........................      65.6        62.8       62.6
                                                  ------      ------     ------

Gross profit .................................      34.4        37.2       37.4
Selling, general and administrative expenses .      29.1        30.5       31.0
Nonrecurring charge ..........................       1.7          --         --
                                                  ------      ------     ------

Operating income .............................       3.6         6.7        6.4
Interest expense .............................       4.9         5.2        5.6
                                                  ------      ------     ------

(Loss) income before income taxes ............      (1.3)        1.5        0.8

(Benefit from) provision for income taxes ....      (0.4)        0.7        0.4
                                                  ------      ------     ------

Net (loss) income ............................      (0.9)%       0.9%       0.4%
                                                  ======      ======     ======

FISCAL YEAR ENDED JANUARY 1, 2000 COMPARED WITH FISCAL YEAR ENDED JANUARY 2,
1999

      NET SALES. Net sales for fiscal 1999 increased 1.6% to $414.6 million from $408.2 million in fiscal 1998. This increase includes a 2.2% decrease in wholesale sales offset by a 6.8% increase in retail sales. Wholesale sales for fiscal 1999 decreased to $231.3 million from $236.5 million in fiscal 1998. Retail sales for fiscal 1999 increased to $183.3 million from $171.7 million in fiscal 1998.

      The decrease in wholesale sales reflects:

      o lower 1999 sleepwear revenue compared to increases generated from the successful launch of the Dreamakers sleepwear product line in May 1998;

      o underperformance of the Carter's Classics and playwear product lines; and

      o lower layette product revenues resulting from the expiration of the Baby Dior license in December 1998.

      In this increasingly competitive marketplace, revenue gains are achieved through the frequent introduction of products which are distinctive in fabric and creative application (i.e., embroidery and prints) and which provide value to the consumer. The decline in 1999 revenue reflects the Company's previous insufficient ability to source better products from lower cost manufacturers. As discussed below, the Company has made changes in its product sourcing strategy.

      In late 1998, the Company began to develop the infrastructure necessary to source products globally. The Company plans to achieve future growth in revenue and profitability by sourcing products at lower costs from manufacturers throughout the world. This strategy is designed to build on the Company's core business strengths in layette and sleepwear product markets and will improve product performance in the highly fragmented children's playwear market.

      Wholesale sales in 1999 included a higher mix of off-price sales (merchandise promoted at more than 25% off regular wholesale selling prices) to the secondary market. Off-price sales as a percentage of consolidated sales in 1999 were 5.4% compared to 4.0% in 1998. The higher level of off-price sales reflects management's efforts to reduce excess inventory levels.

      The Company's retail comparable store sales increased 3.2% in 1999. In 1999, the Company opened ten stores and closed eight stores. There were 146 stores in operation at January 1, 2000 compared with 144 at January 2, 1999.

      GROSS PROFIT. Gross profit for fiscal 1999 decreased 5.9% to $142.8 million from $151.7 million in fiscal 1998. Gross profit as a percentage of net sales in fiscal 1999 decreased to 34.4% from 37.2% in fiscal 1998. The reduction in gross profit percentage reflects the higher mix of off-price sales to the secondary market, costs incurred to close sewing facilities in Georgia and Mississippi, approximately $4.3 million to phase-down and close the Company's textile facility in Georgia and the curtailment of production to lower inventory levels.

      In 1999, the Company closed three sewing facilities in the United States. Such closures and expansion of sewing capacity in Mexico, Costa Rica and the Dominican Republic have enabled the Company to decrease costs in the most labor-intensive component of its supply chain.

      In 1998, the Company expanded its ability to source its products from manufacturers throughout the world. Such products are manufactured, labeled and packaged to Carter's specifications. The Company's global sourcing strategy provides the opportunity to source a broader range of products at lower costs and eliminates the requirement for internal textile capacity. Lower levels of throughput in the Company's textile facility in Barnesville, Georgia and related unabsorbed manufacturing costs negatively impacted 1999 financial results.

      In recent years, the domestic textile knit industry experienced increasing levels of overcapacity caused by consolidation and higher levels of global sourcing. Overcapacity has resulted in lower prices offered by the Company's fabric suppliers, which in turn, reduced the cost advantages previously gained by Carter's through vertical integration.

      As more fully described in Note 16 to the accompanying financial statements, the Company began to phase-down production in its textile facility in the third quarter of 1999. All textile processes, with the exception of printing, were closed by the end of fiscal 1999. The Company has negotiated fabric-sourcing arrangements with its suppliers which will meet current and future fabric requirements. While there may be no near-term cost reduction by sourcing fabrics externally, the Company expects to purchase lower cost fabrics from Mexico and Central America within the next two to three years.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1999 decreased 2.8% to $120.8 million from $124.3 million in fiscal 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 29.1% in fiscal 1999 from 30.5% in fiscal 1998. The improvement in selling, general and administrative expenses as a percentage of net sales is attributed to a reduction in discretionary spending, including marketing expenditures and incentive compensation to mitigate the impact of manufacturing plant closing costs and production curtailment.

      NONRECURRING CHARGE. The nonrecurring charge of $7.1 million in fiscal 1999 represents the $6.9 million writedown in the carrying value of assets related to the closure of the textile facility, and the $0.2 million loss on property, plant and equipment related to the closures of the three domestic sewing facilities.

      OPERATING INCOME. Operating income for fiscal 1999 decreased to $14.9 million from $27.4 million in fiscal 1998 as a result of the net effect of lower margins earned on wholesale sales, the cost of exiting certain manufacturing facilities, and the reduction of selling, general and administrative expenses. Operating income as a percentage of net sales decreased to 3.6% in fiscal 1999 from 6.7% in fiscal 1998.

      INTEREST EXPENSE. Interest expense for fiscal 1999 decreased to $20.4 million from $21.2 million in fiscal 1998. This decrease reflects lower interest expense on lower average borrowings under the Company's revolving credit facility. At January 1, 2000, outstanding debt aggregated $162.3 million, of which $42.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $423,000. At January 1, 2000, there were no borrowings under the Company's $65.0 million revolving credit facility. The Company had outstanding letters of credit of $6.0 million as of January 1, 2000.

      INCOME TAXES. The Company's 1999 effective tax rate of 32% was less than the prior year's effective tax rate of 43% due to the effect of permanent tax differences, primarily goodwill amortization, in relation to the change in pre-tax (loss) income.

      NET (LOSS) INCOME. As a result of the factors described above, the Company reported a net loss of $(3.8) million in fiscal 1999 compared to net income of $3.5 million in fiscal 1998.

FISCAL YEAR ENDED JANUARY 2, 1999 COMPARED WITH FISCAL YEAR ENDED JANUARY 3,
1998

      NET SALES. Net sales for fiscal 1998 increased 12.5% to $408.2 million from $363.0 million in fiscal 1997. This increase was due to a 7.7% increase in wholesale sales and a 19.7% increase in retail sales. Wholesale sales for fiscal 1998 increased to $236.5 million from $219.5 million in fiscal 1997. The successful introduction of additional lifestyle marketing products drove a wholesale revenue increase of $17.0 million. Such products included Baby Basics (high volume products for every day use such as bodysuits, bibs and bed and bath products), Special Deliveries (fashionable layette products targeted towards gift purchases), Dreamakers (a higher-end sleepwear product with better fabrication and brighter colors) and Another Bundle of JOY ("JOY", an acronym for Just One Year - an expanded product offering for the first-time mom, including non-apparel products such as plush toys, strollers and bedding). Retail sales for fiscal 1998 increased to $171.7 million from $143.4 million in fiscal 1997. Comparable store sales increased 15.0% in 1998. The successful implementation of a new marketing strategy and the benefit from the new product line introductions described above drove the favorable outlet store performance in 1998. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. In 1998, the Company opened 17 stores and closed 11 stores. There were 144 stores in operation at January 2, 1999 compared with 138 at January 3, 1998.

      GROSS PROFIT. Gross profit for fiscal 1998 increased 11.9% to $151.7 million from $135.6 million in fiscal 1997. Gross profit as a percentage of net sales in fiscal 1998 decreased to 37.2% from 37.4% in fiscal 1997. The reduction in gross profit percentage reflects the startup costs incurred in the development of sewing capacity in Mexico.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1998 increased 10.4% to $124.3 million from $112.5 million in fiscal 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 30.5% in fiscal 1998 from 31.0% in fiscal 1997. This improvement is primarily attributed to the increase in comparable retail store sales and the benefit from such increase on a relatively fixed operating cost structure.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit facilities. Holdings is dependent upon dividends and other payments from Carter's to fund its obligations and meet its cash needs. Accordingly, Holdings' ability to pay interest on the $20.0 million of 12% Senior Subordinated Notes and to repay the Notes at maturity will be dependent upon earnings and cash flows of Carter's and payment of funds by Carter's to Holdings in the form of dividends or loans. The Senior Credit Facility imposes certain covenants, requirements and restrictions on actions by the Company and its subsidiaries that, among other things, restrict the payment of dividends by Carter's to Holdings except under certain specified conditions. The Company does not expect this to negatively impact Holdings' ability to meet its cash obligations. Likewise at January 1, 2000 and January 2, 1999, Holdings was effectively precluded from declaring or paying dividends on its capital stock.

      Net cash provided by operating activities in the fiscal years 1999, 1998 and 1997 was $36.5 million, $7.1 million and $1.6 million, respectively.

      The net cash flow provided by operating activities in fiscal 1999 was $36.5 million, an increase of $29.4 million compared to fiscal year 1998. This increase was driven primarily by a $21.8 million (21.5%) reduction in inventories. Inventories at January 1, 2000 were $79.6 million compared with $101.4 million at January 2, 1999. The reduction in inventory and revolver borrowings was driven by new management disciplines and measurements implemented at the end of 1998 which included the:

      o rationalization of fabrics and trims to increase the productivity of raw materials;

      o development of "pull-based" planning disciplines to better match production to consumer demand;

      o     clustering of manufacturing processes to reduce cycle times; and

      o     implementation of performance metrics to drive desired results.

      The Company invested $12.7 million, $18.0 million and $14.0 million in capital expenditures during fiscal years 1999, 1998 and 1997, respectively. Although there are no material commitments for capital expenditures, the Company plans capital expenditures of approximately $20.0 million in fiscal 2000.

      At January 1, 2000, the Company had approximately $162.3 million of indebtedness outstanding, consisting of $20.0 million of Holdings 12% Senior Subordinated Notes, $100.0 million of 10 3/8% Senior Subordinated Notes, $42.3 million in term loan borrowings under the Senior Credit Facility and no borrowings outstanding under the $65.0 million revolving credit portion of the Senior Credit Facility (exclusive of approximately $6.0 million of outstanding letters of credit). At January 1, 2000, the Company had approximately $59.0 million of financing available under the revolving credit portion of the Senior Credit Facility.

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

      The term loan has a final scheduled maturity date of October 31, 2003 and is required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5 million in fiscal year 2002 and $22.5 million in fiscal year 2003. The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. No principal payments are required on the $20.0 million or $100.0 million Notes prior to their scheduled maturity in 2008 and 2006, respectively.

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

      The Company currently sources over 90% of its sewing production from its offshore operations as well as contractors. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

      The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At January 1, 2000, outstanding debt aggregated $162.3 million, of which $42.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $423,000.

YEAR 2000

      The Year 2000 ("Y2K") issue was the result of computer programs using two digits rather than four to define the applicable year. The Company's Y2K remediation efforts were completed in the fourth quarter of 1999. As a result of these efforts, the Company experienced no significant Y2K related problems as of the date of this filing. However, there is no assurance that the Company will not be negatively impacted by the Y2K situation in the future. The Company will continue to monitor this situation and expeditiously remediate any issues that may arise. The Company's total cost was approximately $4.0 million on its Y2K project, of which $2.8 million was related to new point of sale registers for the Company's retail outlet stores.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CARTER HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants ........................................    16

Consolidated Balance Sheets at January 1, 2000 and January 2, 1999 .......    17

Consolidated Statements of Operations for the fiscal years
   ended January 1, 2000, January 2, 1999 and January 3, 1998 ............    18

Consolidated Statements of Cash Flows for the fiscal years
   ended January 1, 2000, January 2, 1999 and January 3, 1998 ............    19

Consolidated Statements of Changes in Stockholders'
   Equity for the fiscal years ended January 1, 2000, January
   2, 1999 and January 3, 1998 ...........................................    20

Notes to Consolidated Financial Statements ...............................    21

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Carter Holdings, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of Carter Holdings, Inc. and its subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 24, 2000

                              CARTER HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                               January 1,    January 2,
                                                                 2000          1999
                                                              ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents ..............................    $   3,415     $   3,986
  Accounts receivable, net of allowance for doubtful
   accounts of $2,765 in 1999 and $2,500 in 1998 .........       34,405        34,834
  Inventories ............................................       79,636       101,408
  Prepaid expenses and other current assets ..............        3,863         3,433
  Assets held for sale ...................................        1,000            --
  Deferred income taxes ..................................       10,276        11,725
                                                              ---------     ---------
    Total current assets .................................      132,595       155,386
Property, plant and equipment, net .......................       51,776        59,674
Assets held for sale .....................................          950            --
Tradename, net ...........................................       92,083        94,583
Cost in excess of fair value of net assets acquired,
  net ....................................................       27,457        30,191
Deferred debt issuance costs, net ........................        7,325         8,917
Other assets .............................................        2,758         2,544
                                                              ---------     ---------
    Total assets .........................................    $ 314,944     $ 351,295
                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...................    $     900     $     900
  Accounts payable .......................................       19,532        18,887
  Other current liabilities ..............................       28,692        35,075
                                                              ---------     ---------
    Total current liabilities ............................       49,124        54,862
Long-term debt ...........................................      161,400       186,700
Deferred income taxes ....................................       35,902        38,964
Other long-term liabilities ..............................       11,565         9,569
                                                              ---------     ---------
    Total liabilities ....................................      257,991       290,095
                                                              ---------     ---------
Commitments and contingencies
Stockholders' equity:
   Class A Stock, nonvoting; par value $.01 per share;
     775,000 shares authorized; 752,808 shares issued
     and outstanding; liquidation value of $.001 per share       45,168        45,168
   Class C Stock, nonvoting; par value $.01 per share;
     500,000 shares authorized; 242,192 shares issued;
     liquidation value of $.001 per share ................       14,532        14,532
   Class C Treasury Stock, 31,017 shares at cost at
     January 1, 2000, 23,567 shares at cost at January
     2, 1999 .............................................       (1,860)       (1,413)
   Class D Stock, voting; par value $.01 per share;
     5,000 shares authorized, issued and outstanding .....          300           300
   Common Stock, voting; par value $.01 per share;
     1,280,000 shares authorized; none issued or
     outstanding .........................................           --            --
   (Accumulated deficit) retained earnings ...............       (1,187)        2,613
                                                              ---------     ---------
     Total stockholders' equity ..........................       56,953        61,200
                                                              ---------     ---------
     Total liabilities and stockholders' equity ..........    $ 314,944     $ 351,295
                                                              =========     =========

        The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (dollars in thousands)

                                             For the       For the     For the
                                               year         year         year
                                              ended         ended       ended
                                            January 1,    January 2,  January 3,
                                               2000         1999        1998
                                            ---------     ---------   ---------
Net sales ................................  $ 414,596     $ 408,182   $ 362,954
Cost of goods sold .......................    271,844       256,482     227,332
                                            ---------     ---------   ---------

Gross profit .............................    142,752       151,700     135,622
Selling, general and administrative ......    120,773       124,278     112,531
Nonrecurring charge ......................      7,124            --          --
                                            ---------     ---------   ---------

Operating income .........................     14,855        27,422      23,091
Interest expense .........................     20,437        21,215      20,246
                                            ---------     ---------   ---------

(Loss) income before income taxes ........     (5,582)        6,207       2,845
(Benefit from) provision for income
  taxes ..................................     (1,782)        2,697       1,391
                                            ---------     ---------   ---------

Net (loss) income ........................  $  (3,800)    $   3,510   $   1,454
                                            =========     =========   =========

         The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                For the          For the         For the
                                                                  year             year            year
                                                                 ended            ended            ended
                                                                January 1,       January 2,      January 3,
                                                                  2000             1999            1998
                                                                ---------        ---------       ---------
Cash flows from operating activities:
  Net (loss) income ......................................      $  (3,800)       $   3,510       $   1,454
  Adjustments to reconcile net (loss) income  to net cash
     provided by operating activities:
    Depreciation and amortization ........................         18,447           17,205          15,342
    Writedown and loss on property, plant and
      equipment and other ................................          7,183              387             153
    Deferred tax (benefit) provision .....................         (2,670)           1,092             311
    Effect of changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable ...........          429           (4,700)        (10,875)
      Decrease (increase) in inventories ...................       21,772          (13,769)         (7,047)
      (Increase) decrease in prepaid expenses
        and other assets ...................................       (1,769)             111           2,876
      (Decrease) increase in accounts payable
        and other liabilities ..............................       (3,134)           3,228            (409)
      Other ................................................           --               --            (163)
                                                                ---------        ---------       ---------
         Net cash provided by operating
           activities ......................................       36,458            7,064           1,642
                                                                ---------        ---------       ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant and
    equipment ............................................            364               31              48
  Capital expenditures ...................................        (12,726)         (17,991)        (14,013)
                                                                ---------        ---------       ---------
         Net cash used in investing activities ...........        (12,362)         (17,960)        (13,965)
                                                                ---------        ---------       ---------
Cash flows from financing activities:
  Proceeds from revolving line of credit .................         89,850          114,750         107,000
  Payments of revolving line of credit ...................       (114,250)        (103,150)        (94,000)
  Payments of other debt .................................           (900)            (900)           (900)
  Payments of financing costs ............................             --             (597)           (650)
  Borrowings on capital leases ...........................            558               --              --
  Payments of capital lease obligation ...................           (458)              --              --
  Proceeds from sale of Class C Treasury Stock ...........             --               60              --
  Repurchase of capital stock ............................           (507)            (320)         (1,183)
  Other ..................................................          1,040              980           4,354
                                                                ---------        ---------       ---------
         Net cash (used in) provided by
           financing activities ..........................        (24,667)          10,623          14,621
                                                                ---------        ---------       ---------
Net (decrease) increase in cash and cash equivalents .....           (571)            (273)          2,298

Cash and cash equivalents at beginning of period .........          3,986            4,259           1,961
                                                                ---------        ---------       ---------
Cash and cash equivalents at end of period ...............      $   3,415        $   3,986       $   4,259
                                                                =========        =========       =========

         The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                                                                                       (Accumulated
                                                                                              Class C                     deficit)
                                                         Common       Class A     Class C    Treasury       Class D      retained
                                                         Stock         Stock       Stock       Stock         Stock       earnings
                                                        --------      -------     -------     -------       --------     --------
Balance at December 28, 1996 .......................    $     --      $45,168     $14,532                   $    300      $(2,351)
  Purchase of Class C Treasury Stock (19,709 shares)                                          $(1,183)
  Net income .......................................                                                                        1,454
                                                        --------      -------     -------     -------       --------      -------
Balance at January 3, 1998 .........................          --       45,168      14,532      (1,183)           300         (897)
  Issuance of Class C Treasury Stock
  (1,500 shares) ...................................                                               90
  Purchase of Class C Treasury Stock
  (5,358 shares) ...................................                                             (320)
  Net income .......................................                                                                        3,510
                                                        --------      -------     -------     -------       --------      -------

Balance at January 2, 1999 .........................          --       45,168      14,532      (1,413)           300        2,613
  Issuance of Class C Treasury Stock
  (1,000 shares)....................................                                               60
  Purchase of Class C Treasury Stock
  (8,450 shares)....................................                                             (507)
  Net loss .........................................                                                                       (3,800)
                                                        --------      -------     -------     -------       --------      -------

Balance at January 1, 2000 .........................    $     --      $45,168     $14,532     $(1,860)      $    300      $(1,187)
                                                        ========      =======     =======     =======       ========      =======

         The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

      Carter Holdings, Inc. ("Holdings") is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc. ("Carter's"). On October 30, 1996 (the "Acquisition Date"), Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding common and preferred stock of Carter's (the "Acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders for a total financed purchase price of $226.1 million.

      For purposes of identification and description, Carter's is referred to as the "Predecessor" for the period prior to the Acquisition.

      The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted, at the Acquisition date, to reflect the allocation of the purchase price based on estimated fair values.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Carter's is a manufacturer and marketer of premier branded childrenswear under the Carter's and Carter's Classics labels. Carter's manufactures its products in its plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Carter's also sources its products through contractual arrangements throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for Carter's 146 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies.

RECLASSIFICATIONS:

      Certain prior year amounts have been reclassified for comparative purposes.

PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of Holdings, Carter's and Carter's wholly-owned subsidiaries (all together the "Company"). These subsidiaries consist of operations in Costa Rica, the Dominican Republic and Mexico. These operations represented approximately 78%, 59% and 47% of the Company's sewing production for the fiscal years 1999, 1998 and 1997, respectively. Total net assets (primarily property, plant and equipment and inventory) of the international subsidiaries were approximately $15.5 million at January 1, 2000. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

      The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect the Company's financial position as of January 1, 2000 and January 2, 1999 and results of operations for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998. The fiscal year ended January 1, 2000 (fiscal 1999) contains 52 weeks, January 2, 1999 (fiscal 1998) contains 52 weeks and the fiscal year ended January 3, 1998 (fiscal 1997) contains 53 weeks.

CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. The Company had cash deposits, in excess of deposit insurance limits, in nine and four banks at January 1, 2000 and January 2, 1999, respectively.

ACCOUNTS RECEIVABLE:

      Approximately 75% of the Company's gross accounts receivable at January 1, 2000 and January 2, 1999 were from its ten largest wholesale customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of gross accounts receivable at January 1, 2000 and January 2, 1999, but not more than 20%. Sales to these customers represent comparable percentages to total wholesale revenues.

                              CARTER HOLDINGS, INC.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(Continued)

INVENTORIES:

      Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are stated at cost less accumulated depreciation and amortization which includes the amortization of assets recorded under capital leases. When property, plant and equipment are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings--15 to 50 years, and machinery and equipment--3 to 10 years. Leasehold improvements and property, plant and equipment purchased under capital leases are amortized over the lesser of the asset life or related lease term.

TRADENAME AND COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

      Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition over the fair value of the net assets acquired.

      The tradename and goodwill are each being amortized on a straight-line basis over their estimated lives of 40 years. Accumulated amortization of the tradename at January 1, 2000 and January 2, 1999 was $7,917,000 and $5,417,000, respectively. Accumulated amortization of goodwill at January 1, 2000 and January 2, 1999 was $2,739,000 and $1,931,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS:

      The Company reviews long-lived assets, including property, plant and equipment and certain intangibles (tradename and goodwill), for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Intangibles are also reviewed at least annually. Management determines whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from operating activities involving the asset to the carrying value of the asset. The amount of any resulting impairment will be calculated using the present value of the same cash flows. The factors considered in this assessment would include operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. Long-lived assets to be disposed of are valued at the lower of carrying amount or net realizable value.

DEFERRED DEBT ISSUANCE COSTS:

      Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,592,000, $1,606,000 and $1,507,000 for the years ended January 1, 2000, January 2, 1999 and
January 3, 1998, respectively.

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

INCOME TAXES: (Continued)

paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in the Company's deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOWS INFORMATION:

      Interest paid in cash approximated $18,801,000, $19,614,000 and $18,730,000 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Income taxes paid (received) in cash approximated $756,000, $2,345,000 and ($900,000) for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Equipment acquired under capital leases approximated $2,296,000 for the year ended January 1, 2000.

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

NOTE 3--INVENTORIES:

      Inventories consisted of the following ($000):

                                                  January 1,          January 2,
                                                    2000                1999
                                                  ----------          ----------
            Finished goods ....................   $ 57,695            $ 68,236
            Work in process ...................     13,842              21,286
            Raw materials and supplies.........      8,099              11,886
                                                  --------            --------
                                                  $ 79,636            $101,408
                                                  ========            ========

NOTE 4--PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment consisted of the following ($000):

                                                         January 1,   January 2,
                                                            2000         1999
                                                         ----------   ----------
            Land, buildings and improvement ..........   $ 17,443     $ 15,724
            Machinery and equipment ..................     60,778       63,874
            Equipment under capital leases ...........      2,854           --
                                                         --------     --------
                                                           81,075       79,598
            Accumulated depreciation and amortization     (29,299)     (19,924)
                                                         --------     --------
                                                         $ 51,776     $ 59,674
                                                         ========     ========

      Depreciation and amortization expense ($000) was $12,420, $10,940 and $9,023 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

                              CARTER HOLDINGS, INC.

NOTE 5--LONG-TERM DEBT:

      Long-term debt consisted of the following ($000):

                                                                January 1,       January 2,
                                                                   2000            1999
                                                                ---------       ---------
            Senior Credit Facility term loan .............      $  42,300       $  43,200
            Senior Credit Facility revolving credit ......             --          24,400
            10 3/8% Series A Senior Subordinated Notes due
            2006 .........................................        100,000         100,000
            12% Series B Senior Subordinated Notes due...
            2008 .........................................         20,000          20,000
                                                                ---------       ---------
                                                                  162,300         187,600

            Current maturities ...........................           (900)           (900)
                                                                ---------       ---------
                                                                $ 161,400       $ 186,700
                                                                =========       =========

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

      In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment since the Acquisition and to support higher levels of demand for the Company's products than had been anticipated at Acquisition. As amended, the Senior Credit Facility provides for a $65.0 million revolving credit facility which was increased from $50.0 million, to support peak working capital requirements. The revolving credit facility will expire on the earlier of (a) October 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. There is no scheduled interim amortization of principal. The facility has a sublimit of $15.0 million for letters of credit, increased from $10.0 million, of which $6.0 million and $6.9 million was used for letters of credit as of January 1, 2000 and January 2, 1999, respectively. A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility.

      Borrowings under the Senior Credit Facility accrue interest at either the Alternate Base Rate (the "Alternate Base Rate") or an adjusted Eurodollar Rate (the "Eurodollar Rate"), at the option of the Company, plus the applicable interest margin. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum; (ii) the Base CD Rate (as defined in the Credit Agreement) plus 1% per annum; or
(iii) The Chase Manhattan Bank's Prime Rate. The applicable interest margin for loans which accrue interest at the Eurodollar Rate was adjusted from 2.50% to 2.25% per annum for the revolving credit facility and is 1.50% per annum for loans that accrue interest at the Alternate Base Rate. The applicable interest margin with respect to Tranche B term loans was adjusted from 3.00% to 2.50% per annum for loans that accrue interest at the Eurodollar Rate and is 2.00% per annum for loans that accrue interest at the Alternate Base Rate. The amendment provides for additional reductions in the interest margin based on the achievement of certain leverage ratios. The effective interest rate on variable rate Senior Credit Facility borrowings outstanding at January 1, 2000, January 2, 1999 and January 3, 1998 was 8.7%, 8.0% and 9.1%, respectively. Interest on the Senior Credit Facility is payable quarterly.

                              CARTER HOLDINGS, INC.

NOTE 5--LONG-TERM DEBT: (Continued)

      The Senior Credit Facility requires that upon a public offering by Holdings or any subsidiary of Holdings, of its common or other voting stock, 50% of the net proceeds from such offering (only after satisfaction of certain specified obligations) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Upon the incurrence of any additional indebtedness (other than indebtedness permitted under the Senior Credit Facility), or upon the receipt of proceeds from certain asset sales and exchanges, 100% of the net proceeds from such incurrence, sale or exchange is required to be applied. In addition, the Senior Credit Facility requires that either 75% or 50% (depending on certain circumstances) of Excess Cash Flow (as defined in the Senior Credit Facility) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Such prepayments are required to be so applied first to the prepayment of the term loans and second to reduce permanently the revolving credit commitments. Subject to certain conditions, the Company may, from time to time, make optional prepayments of loans without premium or penalty.

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

      In November 1996, the Company issued 10 3/8% Senior Subordinated Notes. The proceeds from the 10 3/8% Notes were used to repay $90.0 million of Acquisition-related financing and $5.0 million of the Senior Credit Facility term loan.

      In April 1997, Carter's completed a registration with the Securities and Exchange Commission related to an Exchange Offer for $100.0 million of 10 3/8% Series A Senior Subordinated Notes for a like amount of the 10 3/8% Senior Subordinated Notes issued in the November 1996 private placement. The terms and provisions of the 10 3/8% Notes were essentially unchanged.

      Interest on the 10 3/8% Notes is to be paid semi-annually on June 1 and December 1 of each year. The 10 3/8% Notes will be redeemable, in whole or in part, at the option of the Company on or after December 1, 2001 at the following redemption prices, plus accrued interest to the date of redemption:

            Year                             Redemption price
            ----                             ----------------
            2001 ..........................      105.188%
            2002 ..........................      103.458%
            2003 ..........................      101.729%
            2004 and thereafter............      100.000%

      The 10 3/8% Notes are uncollateralized. The 10 3/8% Notes contain provisions and covenants, including limitations on other indebtedness, restricted payments and distributions, sales of assets and subsidiary stock, liens and certain other transactions.

      The 12% Senior Subordinated Notes ("Holdings Notes") were originally issued by Holdings to Investcorp affiliates on October 30, 1996 in connection with the Acquisition.

      In March 1997, pursuant to a Private Placement for $16,350,000 of the $20,000,000 outstanding Holdings Notes, Holdings agreed to register the Holdings Notes with the Securities and Exchange Commission. In July 1998, the Company completed a registration with the Securities and Exchange Commission related to an Exchange Offer for $20.0 million of

                              CARTER HOLDINGS, INC.

NOTE 5--LONG-TERM DEBT: (Continued)

Series B 12% Senior Subordinated Notes for a like amount of the Holdings Notes. The terms and provisions of the Holdings Notes were essentially unchanged.

      Interest on the Holdings notes is to be paid semi-annually on May 1 and November 1 of each year. The Holdings Notes are redeemable, in whole or in part, at the option of the Company on or after the dates indicated, at the following redemption prices, plus accrued interest to the date of redemption:

            Year                                   Redemption price
            ----                                   ----------------
            December 31, 1996.....................    109.000%
            October 1, 1999.......................    107.000%
            October 1, 2000.......................    105.000%
            October 1, 2001.......................    103.000%
            October 1, 2002.......................    101.000%
            October 1, 2003 and thereafter........    100.000%

      Upon a "Change in Control", (as defined in the indenture pursuant to which the Holdings Notes were issued (the "Subordinated Note Indenture")), each holder shall have the rights to require that Holdings repurchase all or any part of such Holdings Notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

      The Holdings Notes are general uncollaterized obligations of Holdings and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Subordinated Notes Indenture) of Holdings. In addition, the Holdings Notes are subordinated to all debts, liabilities, and obligations of Carter's. The Holdings Notes contain provisions and convenants, including limitations on other indebtedness, dividends and distributions, transactions with affiliates, sales of assets and subsidiary stock, liens and certain other transactions.

      As noted above, provisions of Carter's and Holdings' debt agreements contain restrictions and limitations which effectively preclude dividends, distribution, or advances from Carter's to Holdings, except under certain specified conditions. Restricted net assets of Carter's at January 1, 2000 and January 2, 1999 totaled approximately $53.6 million and $58.7 million, respectively. Likewise, at January 1, 2000 and January 2, 1999, Holdings was effectively precluded from declaring or paying dividends on its Capital Stock.

      Aggregate minimum scheduled maturities of long-term debt during each of the next five fiscal years subsequent to January 1, 2000 are as follows ($000):
2000--$900; 2001--$5,400; 2002--$13,500; 2003--$22,500 and 2004--$0.

      The fair value of the Company's 12% Notes were approximately $2.0 million lower and deemed even with the book value at January 1, 2000 and January 2, 1999, respectively. The fair values of the 10 3/8% Notes were approximately $11.0 million lower and $8.0 million greater than book value at January 1, 2000 and January 2, 1999, respectively. The fair values were estimated based on similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's other long-term debt was deemed to approximate its carrying value as of January 1, 2000 and January 2, 1999.

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

      Holders of shares of Class D Stock and Common Stock shall be entitled to one vote per share of such stock held, on all matters. Until a change in control of the Company, as defined, holders of Class A or Class C stock shall not have any voting rights except that the holders of the Class A and Class C Stock shall have the right to one vote for each share of such stock held

                              CARTER HOLDINGS, INC.

NOTE 6--CAPITAL STOCK: (Continued)

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

      Certain officers and employees of the Company held 120,032 and 127,482 shares of Class C Stock as of January 1, 2000 and January 2, 1999, respectively. Under certain circumstances, these officers and employees have the right to require an affiliate of Investcorp to purchase their Class C shares. In such cases, the Company has a right of first refusal to purchase such shares.

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

NOTE 7--EMPLOYEE BENEFIT PLANS:

      The Company offers a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement plan. The Company also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and the Company's liabilities are net of these employee contributions.

      The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan ($000):

                                                                 Year           Year
                                                                 ended          ended
                                                               January 1,     January 2,
                                                                  2000           1999
                                                               ----------     ----------
            Benefit Obligation (APBO) at beginning of year      $ 10,589       $  9,995
            Service cost .................................           166            169
            Interest cost ................................           639            649
            Plan participants' contributions .............           615            508
            Actuarial (gain) loss ........................        (1,216)           375
            Benefits paid ................................        (1,446)        (1,107)
                                                                --------       --------
            APBO at end of year ..........................      $  9,347       $ 10,589
                                                                ========       ========

      The Company's contribution for these post-retirement benefit obligations was $831,448 in fiscal 1999 and $599,005 in fiscal 1998.

                              CARTER HOLDINGS, INC.

NOTE 7--EMPLOYEE BENEFIT PLANS: (Continued)

      The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized in the accompanying consolidated balance sheets, as follows ($000):

                                                               At            At
                                                            January 1,    January 2,
                                                              2000          1999
                                                            --------      --------
            Funded status (unfunded APBO) ............      $  9,347      $ 10,589
            Unrecognized net loss from past experience
              different from that assumed and from
              changes in assumptions .................          (511)       (1,783)
                                                            --------      --------

            Accrued benefit cost .....................      $  8,836      $  8,806
                                                            ========      ========

      The discount rates used in determining the APBO as of January 1, 2000 and January 2, 1999 were 7.50% and 6.25%, respectively.

      The components of post-retirement benefit expense charged to operations are as follows ($000):

                                                        Year ended    Year ended    Year ended
                                                        January 1,    January 2,    January 3,
                                                           2000          1999          1998
                                                        ----------    ----------    ----------
      Service cost - benefits attributed to service
        during the period ...........................      $166          $169          $120
      Interest cost on accumulated post-retirement
        benefit obligation ..........................       639           649           567
      Amortization of net actuarial loss ............        56            34            --
                                                           ----          ----          ----
      Total net periodic post-retirement benefit cost      $861          $852          $687
                                                           ====          ====          ====

      The effects on the Company's plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

      The Company has an obligation under a defined benefit plan covering certain former officers. At January 1, 2000 and January 2, 1999, the present value of the estimated remaining payments under this plan was approximately $1.5 million and $1.6 million, respectively, and is included in other current and long-term liabilities.

      The Company also sponsors a defined contribution plan within the United States. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 257 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which the Company matches up to 2.5% of the employee contribution, at a rate of 75% on the first 2% and 50% on the second 2%. The Company's expense for the defined contribution plan totaled approximately ($000): $997 for the fiscal year ended January 1, 2000, $906 for the fiscal year ended January 2, 1999 and $785 for the fiscal year ended January 3, 1998.

NOTE 8--MANAGEMENT STOCK INCENTIVE PLAN:

      At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan") in order to provide incentives to employees and directors of the Company by granting them awards tied to Class C stock of Holdings.
Options for up to 75,268 shares may be granted to certain employees under the Plan, of which 286, 4,013 and 7,966 remained ungranted at January 1, 2000, January 2, 1999 and January 3, 1998, respectively. In October 1996, Holdings granted options to purchase 72,199 shares of its Class C stock to certain employees of the Company. The exercise price of each such option and options granted in fiscal years 1999, 1998 and 1997 is $60.00 per share, which is the same price per share paid by existing holders of Holdings' Class C stock, and which is deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense has been recognized on the options granted. All options granted vest ratably over five years (contingent upon the Company meeting specific earnings targets) and expire in ten years, with weighted average remaining contractual lives of approximately seven years at January 1, 2000.

                              CARTER HOLDINGS, INC.

NOTE 8--MANAGEMENT STOCK INCENTIVE PLAN: (Continued)

      A summary of stock options (in number of shares that may be purchased) is presented below:

                                        Year ended    Year ended    Year ended
                                        January 1,    January 2,    January 3,
                                           2000          1999          1998
                                        ----------    ----------    ----------
      Outstanding, beginning of year       71,255        67,302        72,199
      Granted ......................        5,751         4,976         4,000
      Exercised ....................           --            --            --
      Forfeited ....................       (2,024)       (1,023)       (8,897)
      Expired ......................           --            --            --
                                          -------       -------       -------

      Outstanding, end of year .....       74,982        71,255        67,302
                                          =======       =======       =======

      Exercisable, end of year .....       42,889        26,511        13,460
                                          =======       =======       =======

      The fair value of each granted option, at the date of grant, has been estimated to be $19.04 for options granted during 1999, $19.78 for options granted during 1998 and $23.61 for options granted during 1997. The fair value of the options granted was estimated using a minimum value method, at an assumed risk free interest rate of 5.5% for options granted during 1999, 5% for options granted during 1998 and 6.25% for options granted during 1997. The expected life of the options was estimated to be 7.13 years for options granted during 1999, and eight years for 1998 and 1997. No dividends were assumed.

      If the fair value based method required by SFAS 123 had been applied, estimated compensation expense for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 would have been approximately $418,000, $414,000 and $400,000, respectively, resulting in pro forma net (loss) income of approximately $(4,063,000), $3,260,000 and $1,214,000, respectively.

NOTE 9--INCOME TAXES:

      The provision for income taxes consisted of the following ($000):

                                                Year ended    Year ended   Year ended
                                                January 1,    January 2,   January 3,
                                                   2000          1999         1998
                                                ----------    ----------   ----------
      Current tax provision:
        Federal ............................      $   341       $ 1,085     $   752
        State ..............................          254           438         278
        Foreign ............................          293            82          50
                                                  -------       -------     -------
          Total current provision ..........          888         1,605       1,080
                                                  -------       -------     -------
      Deferred tax (benefit) provision:
        Federal ............................       (2,366)          978         277
        State ..............................         (304)          114          34
                                                  -------       -------     -------
          Total deferred (benefit) provision       (2,670)        1,092         311
                                                  -------       -------     -------
          Total (benefit) provision ........      $(1,782)      $ 2,697     $ 1,391
                                                  =======       =======     =======

                              CARTER HOLDINGS, INC.

NOTE 9--INCOME TAXES: (Continued)

      Components of deferred tax assets and liabilities were as follows ($000):

                                                   January 1,   January 2,
                                                      2000         1999
                                                   ----------   ----------
            Deferred tax assets:
              Accounts receivable allowance ...     $ 1,886      $ 1,754
              Inventory valuation .............       5,108        4,775
              Liability accruals ..............       3,273        4,995
              Deferred employee benefits ......       4,039        3,848
              Loss and tax credit carryforwards         425          458
              Other ...........................         797          947
                                                    -------      -------
                Total deferred tax assets ....      $15,528      $16,777
                                                    =======      =======
            Deferred tax liabilities:
              Tradename ......................      $34,071      $34,996
              Depreciation ...................        6,615        8,744
              Deferred employee benefits .....          468          276
                                                    -------      -------
                Total deferred tax liabilities      $41,154      $44,016
                                                    =======      =======

      The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                           Year ended   Year ended   Year ended
                                           January 1,   January 2,   January 3,
                                             2000         1999         1998
                                           ----------   ----------   ----------
      Statutory federal income tax rate       (34)%         34%          34%
      State income taxes, net of Federal
        income tax benefit .............       (1)           6            7
      Goodwill amortization ............        5            4           11
      Other permanent items ............       (3)           1            2
      Foreign income, net of tax .......        1           (3)          (4)
      Other ............................       --            1           (1)
                                              ---          ---          ---

      Total ............................      (32)%         43%          49%
                                              ===          ===          ===

      The portion of income before income taxes attributable to foreign income was approximately $704,000, $735,000 and $437,000 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

                              CARTER HOLDINGS, INC.

NOTE 10--LEASE COMMITMENTS:

      Annual rent expense ($000) under operating leases was $18,108, $16,739 and $15,970 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

      Minimum annual rental commitments under current noncancelable operating leases as of January 1, 2000 were as follows ($000):

                    Buildings,
                    primarily                         Data                             Total
                     retail       Transportation   processing     Manufacturing    noncancelable
Fiscal Year          stores          equipment      equipment       equipment         leases
-----------         ---------     --------------   ----------     -------------    -------------
2000 .....          $12,618          $   496         $   808         $   555         $14,477
2001 .....           10,343              444             597             355          11,739
2002 .....            8,192              288             142             254           8,876
2003 .....            5,713               37              --              72           5,822
2004 .....            3,564               11              --               9           3,584
Thereafter            5,299               --              --              --           5,299
                    -------          -------         -------         -------         -------

Total ....          $45,729          $ 1,276         $ 1,547         $ 1,245         $49,797
                    =======          =======         =======         =======         =======

      Future annual lease commitments under capital lease obligations are as follows ($000):

      Fiscal Year
      -----------
      2000 ............................................................................      $ 1,006
      2001 ............................................................................        1,006
      2002 ............................................................................          525
      Thereafter ......................................................................           --
                                                                                             -------

      Total minimum obligations .......................................................        2,537
      Interest ........................................................................         (141)
                                                                                             -------
      Present value of net minimum obligations ........................................        2,396
      Current portion, included in other current liabilities ..........................         (919)
                                                                                             -------
      Long-term obligations, included in other long-term liabilities at January 1, 2000      $ 1,477
                                                                                             =======

NOTE 11--CONTINGENCIES:

      The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. The Company is in the process of resolving a potential environmental claim associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. In 1999, the Company established a reserve to provide for its share of the total estimated costs required to resolve this matter which are estimated to be less than $1.0 million. However, there can be no assurance that this estimate will prove accurate. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on the Company or its operations.

NOTE 12--OTHER CURRENT LIABILITIES:

      Other current liabilities consisted of the following ($000):

                                                   January 1,     January 2,
                                                      2000           1999
                                                   ----------     ----------
      Accrued income taxes .................        $ 6,158        $ 6,003
      Accrued workers compensation .........          2,913          4,157
      Accrued health insurance .............          1,907          1,771
      Accrued interest .....................          1,749          1,956
      Accrued incentive compensation .......            134          3,593
      Other current liabilities ............         15,831         17,595
                                                    -------        -------
                                                    $28,692        $35,075
                                                    =======        =======

                              CARTER HOLDINGS, INC.

NOTE 13--VALUATION AND QUALIFYING ACCOUNTS:

      Information regarding valuation and qualifying accounts is as follows ($000):

                                                     Allowance
                                                    for Doubtful      Inventory
                                                      Accounts        Valuation
                                                    ------------      ---------
Balance, December 28, 1996 .................          $ 2,691         $ 2,504
  Additions, charged to expense ............            1,178           2,254
  Writeoffs ................................           (1,495)         (1,992)
                                                      -------         -------

Balance, January 3, 1998 ...................            2,374           2,766
  Additions, charged to expense ............            1,427           2,947
  Writeoffs ................................           (1,301)         (2,595)
                                                      -------         -------

Balance, January 2, 1999 ...................            2,500           3,118
  Additions, charged to expense ............            2,435           5,306
  Writeoffs ................................           (2,170)         (3,187)
                                                      -------         -------

Balance, January 1, 2000 ...................          $ 2,765         $ 5,237
                                                      =======         =======

NOTE 14--RELATED PARTY TRANSACTIONS:

      In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with Investcorp International, Inc. ("International") pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company prepaid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms.

      In January 2000, a loan to an officer in the amount of $4.3 million was issued, the proceeds of which were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan is collateralized by the officer's stock of Holdings and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

      During 1999, 1998 and 1997, Holdings repurchased 8,450, 5,358 and 19,709 shares, respectively, of its Class C Stock owned by former Company employees for cash payments totaling approximately $507,000, $320,000 and $1,183,000, respectively. In fiscal 1999, Holdings issued 1,000 shares to an employee at a fair value of $60,000. During fiscal 1998, Holdings sold 1,000 shares of its Class C Stock to an employee of the Company for $60,000 and issued 500 shares to another employee at a fair value of $30,000.

                              CARTER HOLDINGS, INC.

NOTE 15--SEGMENT INFORMATION:

      Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers.

      The Company's two reportable segments are "Retail" and "Wholesale and Other". The accounting policies of the segments are the same as those described in Note 2-- "Nature of Business and Summary of Significant Accounting Policies". The Company generally sells the same products in each business segment. The Company evaluates the performance of its Retail segment based on, among other things, its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). EBITDA shown in the accompanying table for the Wholesale and Other segment is an amount determined by deduction based on consolidated EBITDA and is not a measurement used by management in its decision-making process. As described in the accompanying table, the Retail segment's EBITDA is determined on a direct contribution basis only and does not include allocations of all costs incurred to support Retail operations.

      The Retail segment consists of Carter's retail outlet stores which numbered 146, 144 and 138 at January 1, 2000, January 2, 1999 and January 3, 1998, respectively. The financial results of the Retail segment shown in the accompanying table reflect revenue from the outlet stores, the cost of merchandise sold including point-of-sale markdowns, store operating costs and retail management expenses. Product costs reported by the Retail segment are determined based on the Company's standard cost system. Although the standard costs are the same as those used for the Company's Wholesale and Other segment, the Retail segment's product costs do not reflect any manufacturing variances from standard costs; such variances represent the difference between standard costs of production and actual costs. Accordingly, Retail results do not reflect the actual costs and related margins resulting from its operations.

      Retail results do not include allocations of various costs incurred to support Retail operations such as merchandising and product development costs, obsolescence, marketing, advertising, distribution or corporate expenses such as information technology, finance, executive management or corporate occupancy costs. Retail financial results, therefore, are not reflective of the actual results which would be derived if such allocations were made. The Wholesale and Other segment includes all other revenue and expenses of the Company not directly related to the Retail segment.

      The table below presents certain segment information for the periods indicated ($000):

                                                     Wholesale
                                         Retail      and Other         Total
                                         ------      ---------         -----
      Year ended January 1, 2000:
        Sales ...................      $ 183,312     $ 231,284       $ 414,596
        EBITDA ..................      $  39,966     $  (1,132)      $  38,834
      Year ended January 2, 1999:
        Sales ...................      $ 171,696     $ 236,486       $ 408,182
        EBITDA ..................      $  37,965     $   5,056       $  43,021
      Year ended January 3, 1998:
        Sales ...................      $ 143,419     $ 219,535       $ 362,954
        EBITDA ..................      $  27,299     $   9,627       $  36,926

                              CARTER HOLDINGS, INC.

NOTE 15--SEGMENT INFORMATION: (Continued)

      A reconciliation of total segment EBITDA to total consolidated (loss) income before income taxes is presented below ($000):

                                                  Year ended        Year ended        Year ended
                                                January 1, 2000   January 2, 1999   January 3, 1998
                                                ---------------   ---------------   ---------------
      Total EBITDA for reportable segments         $ 38,834          $ 43,021          $ 36,926
      Depreciation and amortization
      expense ............................          (16,855)          (15,599)          (13,835)
      Interest expense ...................          (20,437)          (21,215)          (20,246)
      Nonrecurring charge ................           (7,124)               --                --
                                                   --------          --------          --------
      Consolidated (loss) income before
        income taxes .....................         $ (5,582)         $  6,207          $  2,845
                                                   ========          ========          ========

      The table below represents inventory by segment at ($000):

                                  January 1,       January 2,       January 3,
                                     2000             1999             1998
                                  ----------       ----------       ----------
      Wholesale and Other         $ 58,269         $ 81,817         $ 73,097
      Retail ............           21,367           19,591           14,542
                                  --------         --------         --------
                                  $ 79,636         $101,408         $ 87,639
                                  ========         ========         ========

      Wholesale and Other inventories include inventory produced and warehoused for the Retail segment.

      The following represents property, plant and equipment, net, by geographic area as of ($000):

                                 January 1,      January 2,      January 3,
                                    2000            1999            1998
                                 ----------      ----------      ----------
            United States         $41,417         $49,178         $45,836
            International          10,359          10,496           7,175
                                  -------         -------         -------
                                  $51,776         $59,674         $53,011
                                  =======         =======         =======

      The Company's international operations consist primarily of sewing facilities and, accordingly, no revenues are recorded at these locations.

NOTE 16--TEXTILE PLANT PHASE-DOWN

      Historically, the Company met most of its fabric requirements through its textile operations located in Barnesville, Georgia.

      During 1999, the Company developed a plan to take advantage of alternative fabric sourcing opportunities and, in the third quarter of 1999, began to phase-down production in its textile operations. All textile processes, with the exception of printing, were discontinued by the end of fiscal 1999. The Company has negotiated supply arrangements with its fabric vendors.

      Financial results for 1999 include a nonrecurring charge of $6,865,000 representing the impairment adjustment required to reduce the carrying value of land, buildings and equipment associated with the textile facility in Barnesville, Georgia to their estimated net realization value of $1,950,000. These assets are presented as assets held for sale on the accompanying January 1, 2000 balance sheet. It is estimated that approximately $1,000,000 of equipment will be sold during the current year with the remaining $950,000 of land, buildings and equipment sold in future years.

      During 1999, the Company also closed three domestic sew plants. The net loss on property, plant and equipment related to the closures totaled $259,000 and is included in the 1999 nonrecurring charge.

ITEM 9. CHANGE IN ACCOUNTANTS

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the name, age, and position of each of the directors and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of shareholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors.

      Name                         Age                   Positions
      -----------------------      ---     -------------------------------------
      Frederick J. Rowan, II       60      Chairman of the Board of Directors,
                                             President and Chief Executive
                                             Officer.
      Joseph Pacifico              50      President-Marketing.
      Charles E. Whetzel, Jr.      49      Executive Vice President-
                                             Manufacturing.
      David A. Brown               42      Executive Vice President-Business
                                             Planning & Administration
                                             (Director of Carter's only).
      Michael D. Casey             39      Senior Vice President and Chief
                                             Financial Officer.
      Christopher J. O'Brien       41      Director.
      Charles J. Philippin         49      Director.
      Christopher J. Stadler       35      Director.

      Frederick J. Rowan, II joined the Company in 1992 as President and Chief Executive Officer and became Chairman of the Board of Directors of the Company in October 1996. Prior to joining the Company, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 35 years, has been in senior executive positions for nearly 23 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

      Joseph Pacifico joined the Company in 1992 as Executive Vice President-Sales and Marketing and was named President-Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992.

      Charles E. Whetzel, Jr. joined the Company in 1992 as Executive Vice President-Operations and was named Executive Vice President-Manufacturing in 1997. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc., Mr. Whetzel held positions of increased responsibility with Mast Industries, Health-Tex and Wellmade Industries, respectively. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

      David A. Brown joined the Company in 1992 as Senior Vice President-Business Planning and Administration and became a Director of Carter's in October 1996. In 1997, Mr. Brown was named Executive Vice President-Business Planning and Administration. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President-Human Resources for both the H.D. Lee Company and Bassett-Walker, Inc. Mr. Brown also held personnel focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

      Michael D. Casey joined the Company in 1993 as Vice President-Finance and was named Senior Vice President-Finance in 1997. In 1998, Mr. Casey was named Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Casey was a Senior Manager with Price Waterhouse LLP.

      Christopher J. O'Brien became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years. Mr. O'Brien is a Director of CSK Auto Corporation, Harborside Healthcare, Inc., NationsRent, Independent Wireless One and Synthetic Industries (SIND Holdings, Inc.).

      Charles J. Philippin became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a

Partner at Coopers & Lybrand L.L.P. Mr. Philippin is a Director of Carvel Holdings, Werner Holding Co. Inc., CSK Auto Corporation, Harborside Healthcare, Inc., Stratus Computer Inc., Burnham, NationsRent and Saks, Incorporated.

      Christopher J. Stadler became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a Managing Director with BT Securities Corporation from prior to June 1993 through April 1995, a Managing Director with the Davis Companies from April 1995 through September 1995 and a Managing Director with CS First Boston Corporation from September 1995 through April 1996. Mr. Stadler is a Director of Werner Holding Co. Inc., CSK Auto Corporation, Stratus Computer, Inc. and Independent Wireless One.

DIRECTOR COMPENSATION

      The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as directors. There are no family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all cash compensation earned in fiscal 1999 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements".

                           SUMMARY COMPENSATION TABLE

                                                                                              Other Annual
                                                                                              Compensation
Name and Principal Position                                                       Salary           (a)
---------------------------                                                       ------      ------------
Frederick J. Rowan, II.....................................................      $595,833       $442,290
  Chairman of the Board of Directors, President and Chief Executive Officer
Joseph Pacifico............................................................      $387,500       $197,399
  President-Marketing
Charles E. Whetzel, Jr.....................................................      $260,417       $110,238
  Executive Vice President-Manufacturing
David A. Brown.............................................................      $260,417       $ 75,372
  Executive Vice President-Business Planning & Administration and Director
Michael D. Casey...........................................................      $208,333       $115,471
  Senior Vice President and Chief Financial Officer

----------
(a) There were no bonuses earned in 1999. Other annual compensation includes supplemental retirement plan benefits, automobile allowances, insurance premiums and medical cost reimbursement. Other compensation for Mr. Casey includes relocation assistance.

EMPLOYMENT ARRANGEMENTS

      Frederick J. Rowan, II, President and Chief Executive Officer, and the Company entered into a three-year employment agreement as of October 30, 1996, which automatically extends annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreement, Mr. Rowan is entitled to receive (i) a base salary, currently $600,000 per year (subject to annual cost of living adjustments and any increases approved by the Board of Directors),
(ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with the Company's achievement of targeted performance levels as defined in the plan and (iii) certain specified fringe benefits, including a retirement trust. If Mr. Rowan's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Mr. Rowan has agreed not to compete with the Company for the two-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is one year.

      Joseph Pacifico, Charles E. Whetzel, Jr. and David A. Brown entered into two-year employment agreements with the Company as of October 30, 1996, which automatically extend annually for successive one-year terms, subject to termination upon notice. Michael D. Casey entered into a two-year employment agreement effective October 28, 1998. Pursuant to such agreements, Messrs. Pacifico, Whetzel, Brown and Casey (each an "Executive") are entitled to receive
(i) a base salary, currently $390,000, $262,500, $262,500 and $210,000, respectively (subject to annual cost of living adjustments and any increases approved by the Board of Directors), (ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors and (iii) certain specified fringe benefits, including a retirement trust. The employment agreements automatically extend annually for successive one-year terms, subject to termination upon notice. If an Executive's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Each Executive has agreed not to compete with the Company for a one-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is six months. All executive officers are eligible to participate in the Company's Annual Cash Bonus Plan, payments under which are based upon the Company's achievement of targeted performance levels as determined by the Board of Directors.

MANAGEMENT STOCK INCENTIVE PLAN

      At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan"), in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to the Class C Stock of Holdings. The Plan is administered by a committee of the Board of Directors of Holdings (the "Compensation Committee"), which has broad authority to administer and interpret the Plan. Awards to employees are not restricted to any specified form or structure and may include, without limitation, restricted stock, stock options, deferred stock or stock appreciation rights (collectively, "Awards"). Options granted under the Plan may be options intended to qualify as incentive stock options under Section 422 of the Code or options not intended to so qualify. An Award granted under the Plan to an employee may include a provision terminating the Award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation Committee, any change of control of the Company.

      In connection with the Acquisition, Holdings granted options to purchase up to 72,199 shares of its Class C Stock to certain members of the Company's senior management, other officers and employees of the Company. As of January 1, 2000, options to purchase up to 74,982 shares of Class C stock were outstanding. The exercise price of each such option is $60.00 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. The exercise price of each option granted in the future will be equal to the fair market value of Holdings' Class C Stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Class D Stock, par value $.01 share, is the only class of Holdings' stock that currently posses voting rights. At January 1, 2000 there were 5,000 shares of Holdings' Class D Stock issued and outstanding. As of January 1, 2000, members of the Company's management owned 120,032 shares of Class C Stock of Holdings. This stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each Director of the Company, each of the Executive Officers of the Company, the Directors and Executive Officers of the Company as a ground and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

                              CLASS D VOTING STOCK:

                                                     Number of       Percent of
Name                                                 Shares (a)       Class (a)
----                                                 ----------       ---------
INVESTCORP S.A.(b)(c)...........................       5,000           100.0%
SIPCO Limited(d)................................       5,000           100.0
CIP Limited(e)(f)...............................       4,600            92.0
Ballet Limited(e)(f)............................         460             9.2
Denary Limited(e)(f)............................         460             9.2
Gleam Limited(e)(f).............................         460             9.2
Highlands Limited(e)(f).........................         460             9.2
Noble Limited(e)(f).............................         460             9.2
Outrigger Limited(e)(f).........................         460             9.2
Quill Limited(e)(f).............................         460             9.2
Radial Limited(e)(f)............................         460             9.2
Shoreline Limited(e)(f).........................         460             9.2
Zinnia Limited(e)(f)............................         460             9.2
INVESTCORP Investment Equity Limited(c).........         400             8.0

----------
(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.

(b) INVESTCORP S.A. ("Investcorp") does not directly own any stock in Holdings. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (c) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see (f) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each of such entities has granted such affiliate the authority to direct the voting and disposition of the Holdings voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(c) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

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

                            CLASS C NON-VOTING STOCK:

                                                                                              Percent
                                                                               Number of         of
Name                                                                           Shares (a)      Class
----                                                                           ----------     -------
Frederick J. Rowan, II ...................................................       56,649         23.4%
Joseph Pacifico ..........................................................       15,051          6.2%
Charles E. Whetzel, Jr ...................................................       15,051          6.2%
David A. Brown ...........................................................       15,051          6.2%
Michael D. Casey .........................................................        2,289          0.9%
                                                                                -------      -------
All directors and executive officers of the Company as a group (8 persons)      104,091         42.9%
                                                                                =======      =======

----------
(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.

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

      In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services with Investcorp International, Inc. ("International") pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms. Upon the Acquisition, the Company was required to pay an aggregate amount of approximately $11.3 million to certain members of management, including payments under the Management Equity Participation Plan and the Long Term Incentive Plan.

      In January 2000, a loan to an officer in the amount of $4.3 million was issued, the proceeds of which were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan is collateralized by the officer's stock of Holdings and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with the proceeds of any disposition of the officer's stock in Holdings.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morrow, Georgia on March 31, 2000.

                              CARTER HOLDINGS, INC.


                         By: /s/ FREDERICK J. ROWAN, II
                   ------------------------------------------

                             Frederick J. Rowan, II
                      Chairman of the Board of Directors,
                     President and Chief Executive Officer

Date: March 31, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          Name                                    Title
          ----                                    -----

 /s/ FREDERICK J. ROWAN, II   Chairman of the Board of Directors,
---------------------------     President and Chief Executive Officer (Principal
 Frederick J. Rowan, II         Executive Officer)

  /s/ MICHAEL D. CASEY        Senior Vice President and Chief Financial
--------------------------      Officer (Principal Accounting Officer)
    Michael D. Casey

/s/ CHRISTOPHER J. O'BRIEN    Director
--------------------------
 Christopher J. O'Brien

 /s/ CHARLES J. PHILIPPIN     Director
--------------------------
  Charles J. Philippin

/s/ CHRISTOPHER J. STADLER    Director
--------------------------
 Christopher J. Stadler

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this report:

      1.    Financial Statements: included in Item 8.

            Report of Independent Accountants

            Consolidated Balance Sheets at January 1, 2000 and January 2, 1999

            Consolidated Statements of Operations for the fiscal years ended
              January 1, 2000, January 2, 1999 and January 3, 1998

            Consolidated Statements of Cash Flows for the fiscal years ended
              January 1, 2000, January 2, 1999 and January 3, 1998

            Consolidated Statements of Changes in Stockholders' Equity for the
              fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

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

3.4 Certificate of Designation relating to the Preferred Stock of the Company dated October 30, 1996 (included in Exhibit 3.2).

4.1 Indenture dated as of March 25, 1997 between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4.

4.2 Exchange and Registration Rights Agreement dated March 25, 1997 between the Company and BT Securities Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4.

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

10.9 Promissory Note dated January 1, 2000 between the Company and Frederick J. Rowan, II.

10.10 Stock Pledge Agreement dated January 1, 2000 between the Company and Frederick J. Rowan, II.

10.11 Receipt and Promissory Note Termination Agreement dated January 1, 2000 between the Company and Frederick J. Rowan, II.

21 Subsidiaries of Carter Holdings, Inc. incorporated herein by reference to Exhibit 21 filed with Carter Holdings, Inc.'s Registration Statement Form S-4.

27          Financial Data Schedule.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Carter Holdings, Inc.:

      Our audits of the consolidated financial statements of Carter Holdings, Inc. referred to in our report dated March 24, 2000, also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 24, 2000

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)

                              CARTER HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS

                             (dollars in thousands)

                                                                   January 1,     January 2,
                                                                      2000           1999
                                                                   ----------     ----------
ASSETS
  Income tax receivable .....................................      $  2,369       $  1,450
  Deferred tax asset ........................................           662            668
  Investment in Carter's at equity ..........................        72,517         77,421
  Deferred debt issuance costs, net .........................         1,811          2,067
                                                                   --------       --------

    Total assets ............................................      $ 77,359       $ 81,606
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest ..........................................      $    406       $    406
  12% Senior Subordinated Notes .............................        20,000         20,000
                                                                   --------       --------

    Total liabilities .......................................        20,406         20,406
                                                                   --------       --------

Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share;
    775,000 shares authorized; 752,808 shares issued
    and outstanding; liquidation value of $.001 per share ...        45,168         45,168
  Class C Stock, nonvoting; par value $.01 per
    share; 500,000 shares authorized; 242,192 shares
    issued; liquidation value of $.001 per share ............        14,532         14,532
  Class C Treasury Stock, 31,017 shares, at cost at
   January 1, 2000; 23,567 shares, at cost at January 2, 1999        (1,860)        (1,413)
  Class D Stock,  voting;  par value  $.01 per share;
    5,000 shares authorized, issued and outstanding .........           300            300
  Common stock, voting; par value $.01 per share;
    1,280,000 shares authorized; none issued or
    outstanding .............................................            --             --
  (Accumulated deficit) retained earnings ...................        (1,187)         2,613
                                                                   --------       --------

    Total stockholders' equity ..............................        56,953         61,200
                                                                   --------       --------

    Total liabilities and stockholders' equity ..............      $ 77,359       $ 81,606
                                                                   ========       ========

                              See accompanying note

                              CARTER HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                             (dollars in thousands)

                                       For the fiscal      For the fiscal      For the fiscal
                                         year ended          year ended          year ended
                                      January 1, 2000     January 2, 1999     January 3, 1998
                                      ---------------     ---------------     ---------------
Interest expense .............            $(2,689)            $(2,690)            $(2,675)
Income tax benefit ...........                913                 919               1,038
                                          -------             -------             -------

Loss before equity interest in
Carter's .....................             (1,776)             (1,771)             (1,637)
Equity in net (loss) income of
Carter's .....................             (2,024)              5,281               3,091
                                          -------             -------             -------

Net (loss) income ............            $(3,800)            $ 3,510             $ 1,454
                                          =======             =======             =======

                              See accompanying note

                              CARTER HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                             For the fiscal      For the fiscal     For the fiscal
                                                                               year ended          year ended         year ended
                                                                               January 1,          January 2,         January 3,
                                                                                 2000                1999                1998
                                                                             --------------      --------------     --------------
Cash flows from operating activities:
  Net (loss) income ................................................            $(3,800)            $ 3,510             $ 1,454
  Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
        Equity in net loss (income) of Carter's ....................              2,024              (5,281)             (3,091)
        Dividend received from earnings of Carter's ................              2,940               3,133               1,013
        Amortization of debt issuance costs ........................                256                 259                 220
        Deferred tax expense (benefit) .............................                  6                  52                (559)
        Increase in tax receivable .................................               (919)               (971)               (479)
        (Decrease) increase in accrued interest ....................                 --                  (2)                  8
                                                                                -------             -------             -------
        Net cash provided by (used in)
          operating activities .....................................                507                 700              (1,434)
                                                                                -------             -------             -------
Cash flows from investing activities:
  Capital contribution to Carter's .................................                 --                 (60)                 --
  Additional dividends received from Carter's ......................                 --                  --               2,617
                                                                                -------             -------             -------
        Net cash (used in) provided by
          investing activities .....................................                 --                 (60)              2,617
                                                                                -------             -------             -------
Cash flows from financing activities:
  Repurchase of Class C stock ......................................               (507)               (320)             (1,183)
  Proceeds from sale of Class C Treasury stock .....................                 --                  60                  --
  Payment of financing costs .......................................                 --                (380)                 --
                                                                                -------             -------             -------
        Net cash used in financing activities ......................               (507)               (640)             (1,183)
                                                                                -------             -------             -------
Net increase in cash and cash equivalents ..........................                 --                  --                  --
Cash and cash equivalents at the beginning of
  the period .......................................................                 --                  --                  --
                                                                                -------             -------             -------
Cash and cash equivalents at end of period .........................            $    --             $    --             $    --
                                                                                =======             =======             =======
Supplemental disclosure of noncash investing and financing activity:
  Increase in investment in Carter's as a
    result of treasury shares issued to an
    employee .......................................................            $    60             $    30
                                                                                =======             =======

                              See accompanying note

                                  CARTER HOLDINGS, INC.

                 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (dollars in thousands)

                                                                                                                  (Accumulated
                                                                                      Class C                        deficit)
                                         Common         Class A        Class C       Treasury         Class D        retained
                                          Stock          Stock          Stock          Stock           Stock         earnings
                                         -------       --------       --------       --------         --------       --------
Balance at December 28, 1996 .......     $    --       $ 45,168       $ 14,532                        $    300       $ (2,351)
  Purchase of Class C Treasury Stock
    (19,709 shares) ................                                                 $ (1,183)
  Net income .......................                                                                                    1,454
                                         -------       --------       --------       --------         --------       --------
Balance at January 3, 1998 .........          --         45,168         14,532         (1,183)             300           (897)
  Sale of Class C Treasury Stock
    (1,000 shares) .................                                                       60
  Issuance of Class C Treasury Stock
    (500 shares) ...................                                                       30
  Purchase of Class C Treasury Stock
    (5,358 shares) .................                                                     (320)
  Net income .......................                                                                                    3,510
                                         -------       --------       --------       --------         --------       --------
Balance at January 2, 1999 .........          --         45,168         14,532         (1,413)             300          2,613
  Issuance of Class C Treasury Stock
    (1,000 shares) .................                                                       60
  Purchase of Class C Treasury Stock
    (8,450 shares) .................                                                     (507)
  Net loss .........................                                                                                   (3,800)
                                         -------       --------       --------       --------         --------       --------
Balance at January 1, 2000 .........     $    --       $ 45,168       $ 14,532       $ (1,860)        $    300       $ (1,187)
                                         =======       ========       ========       ========         ========       ========

                              See accompanying note

                              CARTER HOLDINGS, INC.

     NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTE 1--THE COMPANY:

      Carter Holdings, Inc. ("Holdings") is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc. ("Carter's"). On October 30, 1996 (inception), Holdings, organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding common and preferred stock of Carter's from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders for a total financed purchase price of $226.1 million. For further information, reference should be made to the Notes to Consolidated Financial Statements of Carter Holdings, Inc. included in the accompanying Form 10-K.