Form 10-Q
period 2000-07-01
CARTER HOLDINGS INC
filed 2000-08-15
CIK 1060822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JULY 1, 2000 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:

                                    333-51447

                                -----------------

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

     Applicable only to corporate issuers:

     As of August 15, 2000, there were 752,808 shares of Class A Stock, 211,175 shares of Class C Stock and 5,000 Shares of Class D Stock outstanding.


================================================================================

                                    FORM 10-Q

                              CARTER HOLDINGS, INC.
                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.       Financial Information

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of July 1, 2000
              (unaudited) and January 1, 2000.............................     3

              Unaudited Condensed Consolidated Statements of Operations
              for the three-month periods ended July 1, 2000 and
              July 3, 1999................................................     4

              Unaudited Condensed Consolidated Statements of Operations
              for the six-month periods ended July 1, 2000 and
              July 3, 1999................................................     5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the six-month periods ended July 1, 2000
              and July 3, 1999 ...........................................     6

              Notes to Condensed Consolidated Financial Statements
              (unaudited).................................................     7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    10


PART II.      Other Information...........................................    14

                                        CARTER HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands, except per share data)
                                              (unaudited)

                                                                                                           JULY 1,       JANUARY 1,
                                                                                                            2000            2000
                                                                                                         ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents .......................................................................      $   3,145       $   3,415
  Accounts receivable, net ........................................................................         33,181          34,405
  Inventories .....................................................................................        105,331          79,636
  Prepaid expenses and other current assets .......................................................          4,199           3,863
  Assets held for sale ............................................................................            577           1,000
  Deferred income taxes ...........................................................................         10,246          10,276
                                                                                                         ---------       ---------
    Total current assets ..........................................................................        156,679         132,595
Property, plant and equipment, net ................................................................         49,483          51,776
Assets held for sale ..............................................................................            950             950
Tradename, net ....................................................................................         90,833          92,083
Cost in excess of fair value of net assets acquired, net ..........................................         27,073          27,457
Deferred debt issuance costs, net .................................................................          6,526           7,325
Other assets ......................................................................................          5,463           2,758
                                                                                                         ---------       ---------
    Total assets ..................................................................................      $ 337,007       $ 314,944
                                                                                                         =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ............................................................      $   3,150       $     900
  Accounts payable ................................................................................         24,406          19,532
  Other current liabilities .......................................................................         32,334          28,692
                                                                                                         ---------       ---------
    Total current liabilities .....................................................................         59,890          49,124
Long-term debt ....................................................................................        173,100         161,400
Deferred income taxes .............................................................................         35,554          35,902
Other long-term liabilities .......................................................................         11,051          11,565
                                                                                                         ---------       ---------
    Total liabilities .............................................................................        279,595         257,991
                                                                                                         ---------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized;
     752,808 shares issued and outstanding; liquidation value of $.001 per share ..................         45,168          45,168
  Class C Stock, nonvoting; par value $.01 per share; 500,000 shares authorized;
     242,192 shares issued; liquidation value of $.001 per share ..................................         14,532          14,532
  Class C Treasury Stock, 31,017 shares at cost at July 1, 2000 and at January 1,
     2000 .........................................................................................         (1,860)         (1,860)
  Class D Stock, voting; par value $.01 per share; 5,000 shares authorized, issued
     and outstanding ..............................................................................            300             300
  Common Stock, voting; par value $.01 per share; 1,280,000 shares authorized; none
     issued or outstanding ........................................................................             --              --
  Accumulated deficit .............................................................................           (728)         (1,187)
                                                                                                         ---------       ---------
      Total stockholders' equity ..................................................................         57,412          56,953
                                                                                                         ---------       ---------
      Total liabilities and stockholders' equity ..................................................      $ 337,007       $ 314,944
                                                                                                         =========       =========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)




                                                 THREE-MONTH PERIODS ENDED
                                                 -------------------------
                                                   JULY 1,        JULY 3,
                                                    2000           1999
                                                  --------       --------

Net sales ....................................... $ 97,070       $ 91,170
Cost of goods sold ..............................   60,820         60,625
                                                  --------       --------
Gross profit ....................................   36,250         30,545
Selling, general and administrative expenses ....   31,958         27,660
                                                  --------       --------
Operating income ................................    4,292          2,885
Interest expense ................................    4,456          5,303
                                                  --------       --------
Loss before income taxes ........................     (164)        (2,418)
Benefit from income taxes .......................      (76)        (1,072)
                                                  --------       --------
Net loss ........................................ $    (88)      $ (1,346)
                                                  ========       ========



                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)



                                                    SIX-MONTH PERIODS ENDED
                                                  ---------------------------
                                                   JULY 1,           JULY 3,
                                                    2000              1999
                                                  ---------         ---------

Net sales ......................................  $ 195,193         $ 177,753
Cost of goods sold .............................    122,374           117,169
                                                  ---------         ---------
Gross profit ...................................     72,819            60,584
Selling, general and administrative expenses....     62,809            55,702
                                                  ---------         ---------
Operating income ...............................     10,010             4,882
Interest expense ...............................      9,246            10,543
                                                  ---------         ---------
Income (loss) before income taxes ..............        764            (5,661)
Provision for (benefit from) income taxes ......        305            (2,433)
                                                  ---------         ---------
Net income (loss) ..............................  $     459         $  (3,228)
                                                  =========         =========




                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                      SIX-MONTH PERIODS ENDED
                                                                      -----------------------
                                                                       JULY 1,        JULY 3,
                                                                        2000           1999
                                                                      --------       --------
Cash flows from operating activities:
  Net income (loss) ............................................      $    459       $ (3,228)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization ...............................         8,102          8,472
   Amortization of debt issuance costs .........................           799            817
   Deferred tax (benefit) provision ............................          (318)           338
   Effect of changes in operating assets and liabilities:
   Decrease (increase) in assets:
    Accounts receivable ........................................         1,224         (1,855)
    Inventories ................................................       (25,695)       (13,057)
    Prepaid expenses and other assets ..........................          (205)        (1,476)
   Increase (decrease) in liabilities:
    Accounts payable and other liabilities .....................         7,285         (6,704)
                                                                      --------       --------
    Net cash used in operating activities ......................        (8,349)       (16,693)
                                                                      --------       --------
Cash flows from investing activities:
  Capital expenditures .........................................        (4,250)        (4,301)
  Issuance of loan .............................................        (4,336)            --
  Proceeds from loan ...........................................         1,500             --
  Proceeds from sale of property, plant and equipment ..........            73             25
  Proceeds from assets held for sale ...........................           396             --
                                                                      --------       --------
    Net cash used in investing activities ......................        (6,617)        (4,276)
                                                                      --------       --------
Cash flows from financing activities:
  Proceeds from revolving line of credit .......................        40,050         60,800
  Payments of revolving line of credit .........................       (25,650)       (41,200)
  Payment of other debt ........................................          (450)          (450)
  Payment on capital lease obligation ..........................          (533)            --
  Repurchase of Capital stock ..................................            --           (370)
  Other ........................................................         1,279            954
                                                                      --------       --------
    Net cash provided by financing activities ..................        14,696         19,734
                                                                      --------       --------
Net decrease in cash and cash equivalents ......................          (270)        (1,235)
Cash and cash equivalents, beginning of period .................         3,415          3,986
                                                                      --------       --------
Cash and cash equivalents, end of period .......................      $  3,145       $  2,751
                                                                      ========       ========



                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                              CARTER HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PREPARATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Carter Holdings, Inc. ("Holdings") and its subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 1, 2000, and the results of its operations for the three-month and six-month periods ended July 1, 2000 and July 3, 1999 and cash flows for the six-month periods ended July 1, 2000 and July 3, 1999. Operating results for the three-month and six-month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The accompanying condensed consolidated balance sheet of the Company as of January 1, 2000 has been derived from the audited consolidated financial statements included in the Company's fiscal 1999 Annual Report on Form 10-K.

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

NOTE 2 -- THE COMPANY:

     Carter Holdings, Inc. is a holding company whose primary asset consists of an investment in 100% of the outstanding capital stock of The William Carter Company, Inc. ("Carter's").

     The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products from several manufacturers throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 148 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail sales were approximately 47% of its consolidated net sales in the second quarter of 2000 compared to 43% in the second quarter of 1999. Retail sales were approximately 45% and 42% of consolidated net sales in the first half of 2000 and 1999, respectively.

NOTE 3 -- INVENTORIES:

     Inventories consisted of the following ($000):


                                              JULY 1,      JANUARY 1,
                                               2000           2000
                                             --------      --------
         Finished goods ...............      $ 77,451      $ 57,695
         Work in process ..............        19,244        13,842
         Raw materials and supplies....         8,636         8,099
                                             --------      --------
         Total ........................      $105,331      $ 79,636
                                             ========      ========

                              CARTER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 4 -- RELATED PARTY TRANSACTIONS:

     In January 2000, a loan to an officer in the amount of $4.3 million was issued. A portion of the proceeds were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon have been repaid. The loan has recourse and is collateralized by the officer's stock in Holdings and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

NOTE 5 -- TREASURY STOCK TRANSACTIONS:

     There were no treasury stock transactions during the three and six-month periods ended July 1, 2000. During the three and six-month periods ended July 3, 1999, the Company repurchased 3,897 and 6,186 shares, respectively, of its Class C stock owned by former employees of Carter's for cash payments of approximately $233,000 and $370,000, respectively. In addition, during the six-month period ended July 3, 1999, an employee of the Company was issued 1,000 shares of Class C stock from shares repurchased for $60.00 per share. This transaction involved no cash proceeds, and the Company recognized $60,000 as compensation expense.

NOTE 6 -- ENVIRONMENTAL MATTERS:

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

     The table below presents certain segment information for the periods indicated ($000):

                                                     WHOLESALE
                                        RETAIL       AND OTHER        TOTAL
                                        ------       ---------        -----
THREE-MONTHS ENDED JULY 1, 2000:
  Sales ........................      $  45,555      $  51,515       $  97,070
  EBITDA .......................      $  10,800      $  (2,540)      $   8,260
THREE-MONTHS ENDED JULY 3, 1999:
  Sales ........................      $  38,821      $  52,349       $  91,170
  EBITDA .......................      $   7,844      $    (550)      $   7,294

SIX-MONTHS ENDED JULY 1, 2000:
  Sales ........................      $  88,374      $ 106,819       $ 195,193
  EBITDA .......................      $  19,957      $  (1,845)      $  18,112
SIX-MONTHS ENDED JULY 3, 1999:
  Sales ........................      $  74,028      $ 103,725       $ 177,753
  EBITDA .......................      $  14,063      $    (709)      $  13,354

     A reconciliation of total segment EBITDA to total consolidated (loss) income before income taxes is presented below ($000):

                                                           THREE-MONTHS ENDED           SIX-MONTHS ENDED
                                                         -----------------------    -----------------------
                                                          JULY 1,        JULY 3,     JULY 1,        JULY 3,
                                                           2000           1999        2000           1999
                                                         --------       --------    --------       --------
Total EBITDA for reportable segments ..............      $  8,260       $  7,294    $ 18,112       $ 13,354
Depreciation and amortization expense .............        (3,968)        (4,409)     (8,102)        (8,472)
Interest expense ..................................        (4,456)        (5,303)     (9,246)       (10,543)
                                                         --------       --------    --------       --------
Consolidated (loss) income before income taxes           $   (164)      $ (2,418)   $    764       $ (5,661)
                                                         ========       ========    ========       ========

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


RESULTS OF OPERATIONS

     THREE AND SIX-MONTH PERIODS ENDED JULY 1, 2000 COMPARED TO THREE AND SIX-MONTH PERIODS ENDED JULY 3, 1999

     In the second quarter of 2000, consolidated net sales increased $5.9 million (6.5%) to $97.1 million from $91.2 million in the second quarter of fiscal 1999. Consolidated net sales for the first half of 2000 were $195.2 million, an increase of $17.4 million (9.8%) compared with the first half of 1999. Revenues from each of the Company's major product markets (Layette, Sleepwear and Playwear) increased in the second quarter and first half of 2000 compared to 1999.

     In 1999, the Company closed its textile facility which produced substantially all of the Company's fabrics. The Company expanded its product sourcing capabilities to include manufacturers throughout the world that have access to better fabrics and lower costs. Revenue increases in 2000 reflect the benefit from improvements made to the Company's products through its new product sourcing strategy and the Company's focus on product innovation through creative prints and embroideries.

     Due to lower off-price sales to the secondary market (sales promoted at more than 25% off wholesale list prices), the Company's total wholesale sales decreased $0.8 million (1.6%) to $51.5 million in the second quarter of 2000 from $52.3 million in the second quarter of 1999. Total wholesale sales (including off-price sales) increased $3.1 million (3.0%) to $106.8 million in the first half of 2000 from $103.7 million in the first half of 1999.

     Excluding off-price sales, wholesale revenue increased $3.0 million (6.5%) in the second quarter of 2000 to $48.8 million from $45.8 million in the second quarter of 1999. In the first half of 2000, wholesale sales (excluding off-price sales) increased $8.7 million (9.5%) to $100.4 million from $91.7 million in the first half of 1999.

     Off-price sales decreased $3.8 million (58.5%) to $2.7 million in the second quarter of 2000 from $6.5 million in the second quarter of 1999. Off-price sales were 2.8% of total sales in the second quarter of 2000 compared to 7.2% in the second quarter of 1999. Off-price sales for the first half decreased $5.6 million (46.5%) to $6.4 million from $12.1 million in the first half of 1999. Such decreases reflect the benefit from inventory management and production disciplines implemented during 1999 which reduced excess inventory levels beginning in the latter part of 1999.

     Retail outlet store sales were $45.6 million in the second quarter of 2000, which represented an increase of $6.7 million (17.3%) compared to the second quarter of 1999. Comparable store sales increased 12.0% in the second quarter of 2000. Retail store sales increased $14.3 million (19.4%) to $88.4 million from $74.0 million in the first half of 1999. Comparable store sales increased 14.2% in the first half of 2000. During the second quarter of 2000, the Company opened three stores and closed one store. There were 148 outlet stores operating as of July 1, 2000 compared to 145 as of July 3, 1999. The Company plans to open four stores and close eight stores in the second half of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     The Company's gross profit increased $5.7 million (18.7%) to $36.2 million in the second quarter of 2000 from $30.5 million in the second quarter of 1999. Gross profit as a percentage of net sales in the second quarter of 2000 increased to 37.3% from 33.5% in the second quarter of 1999. In the first half of 2000, gross profit increased $12.2 million (20.2%) to $72.8 million compared with the first half of 1999. Gross profit as a percentage of net sales in the first half of 2000 increased to 37.3% compared to 34.1%. The improvement in gross profit is attributed to a lower mix of off-price sales and the benefit from cost reduction achieved through moving production offshore. In 1999, gross profit included the costs to close three sewing facilities in the United States and the costs of curtailing production in the Company's textile facility.

     Selling, general and administrative expenses for the second quarter of 2000 increased 15.5% to $32.0 million from $27.7 million in the second quarter of 1999. Selling, general and administrative expenses as a percentage of net sales increased to 32.9% in the second quarter of 2000 from 30.3% in the second quarter of 1999. In the first half of 2000, these expenses increased to $62.8 million (12.8%) from $55.7 million in the first half of 1999. As a percentage of net sales, selling, general and administrative expenses increased to 32.2% in the first half of 2000 from 31.3% in the first half of 1999. The increase in selling, general and administrative expenses includes the variable costs to support higher revenue levels and incremental investments in brand marketing.

     Operating income for the second quarter of 2000 increased $1.4 million (48.8%) to $4.3 million compared to $2.9 million in the second quarter of 1999. Operating income in the first half of 2000 increased $5.1 million to $10.0 million compared to $4.9 million in the first half of 1999. Such increases reflect the net effect of changes in gross profit and selling, general and administrative expenses described above.

     Interest expense in the second quarter of 2000 decreased 16.0% to $4.5 million from $5.3 million in the second quarter of 1999. This decrease is attributed to lower average revolver borrowings during the second quarter of 2000. Interest expense for the first half of 2000 decreased to $9.2 million (12.3%) from $10.5 million for the first half of 1999. Average revolver borrowings during the first half of 2000 were $3.1 million compared to $32.5 million in the first half of 1999. Lower average borrowings are primarily attributed to the reduction in inventory levels as compared to 1999. At July 1, 2000, outstanding debt aggregated $176.3 million compared to $206.8 million at July 3, 1999.

     The Company recorded an income tax benefit of $0.1 million in the second quarter of 2000 compared to an income tax benefit of $1.1 million in the second quarter of 1999. In the first half of 2000, the Company recorded an income tax provision of $0.3 million compared to an income tax benefit of $2.4 million for the first half of 1999. The Company's effective tax rate was approximately 40% in the first half of 2000. The effective tax rate in the first half of 1999 was 43%.

     As a result of the factors described above, the Company reported a net loss of approximately $0.1 million in the second quarter of 2000 compared to a net loss of $1.3 million in the second quarter of 1999. Net income in the first half of 2000 was $0.5 million compared to a net loss of $3.2 million in the first half of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)



FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

     Net accounts receivable at July 1, 2000 were $33.2 million compared to $36.7 million at July 3, 1999. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at July 1, 2000 is not comparable to the net accounts receivable balance at January 1, 2000.

     Inventories at July 1, 2000 were $105.3 million compared to $114.5 million at July 3, 1999. This decrease reflects the benefit from inventory management disciplines implemented in 1999. Due to the seasonal nature of the Company's operations, inventories at July 1, 2000 are not comparable to inventories at January 1, 2000.

     The Company invested $4.3 million in capital expenditures during the first half of 2000 and 1999. The Company plans to invest a total of $20.0 million in capital expenditures in 2000. Areas for investment include fixturing of wholesale customers, information technology and retail outlet store openings and remodeling.

     At July 1, 2000, the Company had $176.3 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $20.0 million of 12% Series B Senior Subordinated Notes, $41.9 million in term loan borrowings and $14.4 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $7.6 million of outstanding letters of credit. At July 1, 2000, the Company had approximately $43.0 million of financing available under the revolving credit portion of the Senior Credit Facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


SEASONALITY

     The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. Accordingly, the results of operations for the three and six-month periods ended July 1, 2000 are not indicative of the results to be expected for the full year.

MARKET RISKS

     The Company currently sources over 90% of its production through its offshore facilities and contract manufacturers. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

     Raw materials used by the Company are finished fabrics and trim materials. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future.

     The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At July 1, 2000, outstanding debt aggregated $176.3 million, of which $56.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $563,000.

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

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits




    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBITS
    -------                        -----------------------
       *27                         Financial Data Schedule.


     ------------
     *   Filed herewith

     (b) Reports on Form 8-K

         No report was filed by the Registrant during the quarter ended July 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE WILLIAM CARTER COMPANY



     Date:  August 15, 2000            /s/ FREDERICK J. ROWAN, II
                                  --------------------------------------
                                        Frederick J. Rowan, II
                                  CHAIRMAN OF THE BOARD OF DIRECTORS,
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER



     Date:  August 15, 2000             /s/ MICHAEL D. CASEY
                                  --------------------------------
                                         Michael D. Casey
                                      SENIOR VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER