Form 10-Q
period 2000-09-30
CARTER HOLDINGS INC
filed 2000-11-14
CIK 1060822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

        As of November 14, 2000, there were 752,808 shares of Class A Stock, 211,175 shares of Class C Stock and 5,000 shares of Class D Stock outstanding.

================================================================================

                                    FORM 10-Q

                              CARTER HOLDINGS, INC.
                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I.           Financial Information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                  and January 1, 2000..........................................................     3

                  Unaudited Condensed Consolidated Statements of Operations for the
                  three-month periods ended September 30, 2000 and October 2, 1999.............     4

                  Unaudited Condensed Consolidated Statements of Operations for the
                  nine-month periods ended September 30, 2000 and October 2, 1999..............     5

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  nine-month periods ended September 30, 2000 and October 2, 1999..............     6

                  Notes to Condensed Consolidated Financial Statements (unaudited).............     7

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................    10


PART II.          Other Information............................................................    14


                              CARTER HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                  SEPTEMBER 30,     JANUARY 1,
                                                                                      2000            2000
                                                                                    ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents ..................................................      $   6,025       $   3,415
  Accounts receivable, net ...................................................         41,301          34,405
  Inventories ................................................................        100,048          79,636
  Prepaid expenses and other current assets ..................................          4,181           3,863
  Assets held for sale .......................................................            422           1,000
  Deferred income taxes ......................................................         10,905          10,276
                                                                                    ---------       ---------

    Total current assets .....................................................        162,882         132,595
Property, plant and equipment, net ...........................................         47,938          51,776
Assets held for sale .........................................................            950             950
Tradename, net ...............................................................         90,208          92,083
Cost in excess of fair value of net assets acquired, net .....................         26,881          27,457
Deferred debt issuance costs, net ............................................          6,125           7,325
Other assets .................................................................          5,581           2,758
                                                                                    ---------       ---------

    Total assets .............................................................      $ 340,565       $ 314,944
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .......................................      $   3,150       $     900
  Accounts payable ...........................................................         22,873          19,532
  Other current liabilities ..................................................         44,314          28,692
                                                                                    ---------       ---------

    Total current liabilities ................................................         70,337          49,124
Long-term debt ...............................................................        158,700         161,400
Deferred income taxes ........................................................         35,779          35,902
Other long-term liabilities ..................................................         10,806          11,565
                                                                                    ---------       ---------

    Total liabilities ........................................................        275,622         257,991
                                                                                    ---------       ---------

Commitments and contingencies
Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized; 752,808 shares issued and outstanding; liquidation value of
     $.001 per share..........................................................         45,168          45,168
  Class C Stock, nonvoting; par value $.01 per share; 500,000 shares
     authorized; 242,192 shares issued; liquidation value of $.001 per share .         14,532          14,532
  Class C Treasury Stock, 31,017 shares at cost at September 30, 2000 and at
     January 1, 2000 .........................................................         (1,860)         (1,860)
  Class D Stock, voting; par value $.01 per share; 5,000 shares authorized,
     issued and outstanding ..................................................            300             300
  Common Stock, voting; par value $.01 per share; 1,280,000 shares authorized;
     none issued or outstanding ..............................................             --              --
  Retained earnings (accumulated deficit) ....................................          6,803          (1,187)
                                                                                    ---------       ---------

      Total stockholders' equity .............................................         64,943          56,953
                                                                                    ---------       ---------

      Total liabilities and stockholders' equity .............................      $ 340,565       $ 314,944
                                                                                    =========       =========

         See accompanying notes to the unaudited condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                      THREE-MONTH PERIODS ENDED
                                                    -----------------------------
                                                    SEPTEMBER 30,      OCTOBER 2,
                                                        2000              1999
                                                      --------          --------
Net sales ......................................      $145,457          $124,678
Cost of goods sold .............................        89,085            80,536
                                                      --------          --------

Gross profit ...................................        56,372            44,142
Selling, general and administrative expenses....        38,515            33,945
                                                      --------          --------

Operating income ...............................        17,857            10,197
Interest expense ...............................         5,080             5,265
                                                      --------          --------

Income before income taxes .....................        12,777             4,932
Provision for income taxes .....................         5,246             2,076
                                                      --------          --------

Net income .....................................      $  7,531          $  2,856
                                                      ========          ========

         See accompanying notes to the unaudited condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                        NINE-MONTH PERIODS ENDED
                                                    -------------------------------
                                                    SEPTEMBER 30,        OCTOBER 2,
                                                        2000                1999
                                                    -------------        ----------
Net sales ......................................      $ 340,650          $ 302,431
Cost of goods sold .............................        211,459            197,705
                                                      ---------          ---------

Gross profit ...................................        129,191            104,726
Selling, general and administrative expenses....        101,324             89,647
                                                      ---------          ---------

Operating income ...............................         27,867             15,079
Interest expense ...............................         14,326             15,808
                                                      ---------          ---------

Income (loss) before income taxes ..............         13,541               (729)
Provision for (benefit from) income taxes ......          5,551               (357)
                                                      ---------          ---------

Net income (loss) ..............................      $   7,990          $    (372)
                                                      =========          =========



         See accompanying notes to the unaudited condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                               NINE-MONTH PERIODS ENDED
                                                                            -------------------------------
                                                                            SEPTEMBER 30,        OCTOBER 2,
                                                                                 2000               1999
                                                                            -------------        ----------
Cash flows from operating activities:
  Net income (loss) ................................................          $  7,990           $   (372)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ...................................            12,382             12,901
   Amortization of debt issuance costs .............................             1,200              1,162
   Deferred tax benefit ............................................              (752)              (674)
   Effect of changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Accounts receivable ............................................            (6,896)            (1,664)
    Inventories ....................................................           (20,412)             8,390
    Prepaid expenses and other assets ..............................              (305)            (1,407)
   Increase in liabilities:
    Accounts payable and other liabilities .........................            19,047              3,706
                                                                              --------           --------

    Net cash provided by operating activities ......................            12,254             22,042
                                                                              --------           --------

Cash flows from investing activities:
  Capital expenditures .............................................            (6,178)            (8,090)
  Proceeds from sale of property, plant and equipment ..............                78                275
  Proceeds from assets held for sale ...............................               524                 --
  Issuance of loan .................................................            (4,336)                --
  Proceeds from loan ...............................................             1,500                 --
                                                                              --------           --------

    Net cash used in investing activities ..........................            (8,412)            (7,815)
                                                                              --------           --------

Cash flows from financing activities:
  Proceeds from revolving line of credit ...........................            62,900             73,150
  Payments of revolving line of credit .............................           (62,900)           (86,350)
  Payment of other debt ............................................              (450)              (450)
  Payment on capital lease obligation ..............................              (767)              (225)
  Repurchase of Capital stock ......................................                --               (460)
  Other ............................................................               (15)             1,035
                                                                              --------           --------

    Net cash used in financing activities ..........................            (1,232)           (13,300)
                                                                              --------           --------

Net increase in cash and cash equivalents ..........................             2,610                927
Cash and cash equivalents, beginning of period .....................             3,415              3,986
                                                                              --------           --------

Cash and cash equivalents, end of period ...........................          $  6,025           $  4,913
                                                                              ========           ========

         See accompanying notes to the unaudited condensed consolidated financial statements

                              CARTER HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PREPARATION:

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Carter Holdings, Inc. ("Holdings") and its subsidiaries (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999 and cash flows for the nine-month periods ended September 30, 2000 and October 2, 1999. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The accompanying condensed consolidated balance sheet of the Company as of January 1, 2000 has been derived from the audited consolidated financial statements included in the Company's fiscal 1999 Annual Report on Form 10-K.

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

        The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products from several manufacturers throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 148 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail sales were approximately 45% of its consolidated net sales in the third quarter of 2000 compared to 44% in the third quarter of 1999. Retail sales were approximately 45% and 43% of consolidated net sales in the first nine months of 2000 and 1999, respectively.

NOTE 3 -- INVENTORIES:

        Inventories consisted of the following ($000):

                                           SEPTEMBER 30,           JANUARY 1,
                                               2000                  2000
                                           -------------           ----------
    Finished goods ...............           $ 71,043               $ 57,695
    Work in process ..............             21,860                 13,842
    Raw materials and supplies....              7,145                  8,099
                                             --------               --------

    Total ........................           $100,048               $ 79,636
                                             ========               ========

                              CARTER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 4 -- RELATED PARTY TRANSACTIONS:

        In January 2000, a loan to an officer in the amount of $4.3 million was issued. A portion of the proceeds was used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon have been repaid. The loan has recourse and is collateralized by the officer's stock in Holdings and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

NOTE 5 -- TREASURY STOCK TRANSACTIONS:

        There were no treasury stock transactions during the three and nine-month periods ended September 30, 2000. During the three and nine-month periods ended October 2, 1999, the Company repurchased 1,510 and 7,696 shares, respectively, of its Class C stock owned by former employees of Carter's for cash payments of approximately $90,000 and $460,000, respectively. In addition, during the nine-month period ended October 2, 1999, an employee of the Company was issued 1,000 shares of Class C stock from shares repurchased for $60.00 per share. This transaction involved no cash proceeds, and the Company recognized $60,000 as compensation expense.

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

NOTE 7 -- SEGMENT INFORMATION:

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

        The table below presents certain segment information for the periods indicated ($000):

                                                           WHOLESALE
                                              RETAIL       AND OTHER         TOTAL
                                              ------       ---------         -----
THREE-MONTHS ENDED SEPTEMBER 30, 2000:
  Sales ..............................      $  65,153      $  80,304       $ 145,457
  EBITDA .............................      $  19,809      $   2,328       $  22,137
THREE-MONTHS ENDED OCTOBER 2, 1999:
  Sales ..............................      $  54,691      $  69,987       $ 124,678
  EBITDA .............................      $  13,864      $     763       $  14,627

NINE-MONTHS ENDED SEPTEMBER 30, 2000:
  Sales ..............................      $ 153,527      $ 187,123       $ 340,650
  EBITDA .............................      $  39,766      $     483       $  40,249
NINE-MONTHS ENDED OCTOBER 2, 1999:
  Sales ..............................      $ 128,719      $ 173,712       $ 302,431
  EBITDA .............................      $  28,481      $    (501)      $  27,980

        "Wholesale and Other" EBITDA for the three and nine-month periods ended September 30, 2000 reflect increases in brand marketing, incentive compensation and certain variable costs (i.e. distribution costs) necessary to support higher levels of revenue, including Retail revenue.

        A reconciliation of total segment EBITDA to total consolidated income
(loss) before income taxes is presented below ($000):

                                                          THREE-MONTHS ENDED             NINE-MONTHS ENDED
                                                        -----------------------       -----------------------
                                                        SEPT 30,        OCT 2,        SEPT 30,        OCT 2,
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------
Total EBITDA for reportable segments .............      $ 22,137       $ 14,627       $ 40,249       $ 27,980
Depreciation and amortization expense ............        (4,280)        (4,430)       (12,382)       (12,901)
Interest expense .................................        (5,080)        (5,265)       (14,326)       (15,808)
                                                        --------       --------       --------       --------
Consolidated income (loss) before income taxes....      $ 12,777       $  4,932       $ 13,541       $   (729)
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


RESULTS OF OPERATIONS

        THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE-MONTH PERIODS ENDED OCTOBER 2, 1999

        In the third quarter of 2000, consolidated net sales increased $20.8 million (16.7%) to $145.5 million from $124.7 million in the third quarter of fiscal 1999. Consolidated net sales for the first nine months of 2000 were $340.7 million, an increase of $38.2 million (12.6%) compared with the first nine months of 1999. Revenues from each of the Company's major product markets (baby, sleepwear and playwear) increased in the third quarter and first nine months of 2000 compared to 1999.

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

        The Company's total wholesale sales increased $10.3 million (14.7%) to $80.3 million in the third quarter of 2000 from $70.0 million in the third quarter of 1999. Total wholesale sales increased $13.4 million (7.7%) to $187.1 million in the first nine months of 2000 from $173.7 million in the first nine months of 1999. The increase in wholesale sales was largely due to the performance of baby and sleepwear product lines.

        Off-price sales decreased $0.6 million (10.4%) to $5.0 million in the third quarter of 2000 from $5.5 million in the third quarter of 1999. Off-price sales were 3.4% of total sales in the third quarter of 2000 compared to 4.4% in the third quarter of 1999. Off-price sales for the first nine months decreased $6.2 million (35.2%) to $11.4 million from $17.6 million in the first nine months of 1999. Such decreases reflect the benefit from inventory management and production disciplines implemented during 1999 which reduced excess inventory levels.

        Retail outlet store sales were $65.2 million in the third quarter of 2000, which represented an increase of $10.5 million (19.1%) compared to the third quarter of 1999. Comparable store sales increased 16.8% in the third quarter of 2000. During the first nine months of 2000, retail store sales increased $24.8 million (19.3%) to $153.5 million from $128.7 million in the first nine months of 1999. Comparable store sales increased 15.3% in the first nine months of 2000. Such increases were primarily attributed to the strong performance of the playwear product line. There were 148 outlet stores operating as of September 30, 2000 compared to 149 as of October 2, 1999. The Company plans to open three stores and close six stores in the last quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


        The Company's gross profit increased $12.2 million (27.7%) to $56.4 million in the third quarter of 2000 from $44.1 million in the third quarter of 1999. Gross profit as a percentage of net sales in the third quarter of 2000 increased to 38.8% from 35.4% in the third quarter of 1999. In the first nine months of 2000, gross profit increased $24.5 million (23.4%) to $129.2 million compared with the first nine months of 1999. Gross profit as a percentage of net sales in the first nine months of 2000 increased to 37.9% compared to 34.6%. The improvement in gross profit is attributed to a lower mix of off-price sales and the benefit from cost reduction achieved through moving production offshore and increased levels of full package sourcing. In 1999, gross profit for the first nine months was negatively impacted by costs associated with the closure of three sewing facilities in the United States and curtailing production in the Company's textile facility.

        Selling, general and administrative expenses for the third quarter of 2000 increased 13.5% to $38.5 million from $33.9 million in the third quarter of 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 26.5% in the third quarter of 2000 from 27.2% in the third quarter of 1999. In the first nine months of 2000, these expenses increased to $101.3 million (13.0%) from $89.6 million in the first nine months of 1999. As a percentage of net sales, selling, general and administrative expenses increased to 29.7% in the first nine months of 2000 from 29.6% in the first nine months of 1999. The increase in selling, general and administrative expenses includes the variable costs to support higher revenue levels, investments in brand marketing and provisions for incentive compensation based on year to date financial performance.

        Operating income for the third quarter of 2000 increased $7.7 million (75.1%) to $17.9 million compared to $10.2 million in the third quarter of 1999. Operating income in the first nine months of 2000 increased $12.8 million (84.8%) to $27.9 million compared to $15.1 million in the first nine months of 1999. Such increases reflect the net effect of changes in gross profit and selling, general and administrative expenses described above.

        Interest expense in the third quarter of 2000 decreased $0.2 million to $5.1 million (3.5%) from $5.3 million in the third quarter of 1999. This decrease is attributed to lower average revolver borrowings during the third quarter of 2000. Interest expense for the first nine months of 2000 decreased to $14.3 million (9.4%) from $15.8 million for the first nine months of 1999. Average revolver borrowings during the first nine months of 2000 were $6.7 million compared to $32.5 million in the first nine months of 1999. Lower average borrowings are primarily due to inventory management controls implemented in 1999. At September 30, 2000, outstanding debt aggregated
$161.9 million compared to $174.0 million at October 2, 1999.

        The Company recorded an income tax provision of $5.2 million in the third quarter of 2000 compared to an income tax provision of $2.1 million in the third quarter of 1999. In the first nine months of 2000, the Company recorded an income tax provision of $5.6 million compared to an income tax benefit of $0.4 million for the first nine months of 1999. The Company's effective tax rate was approximately 41% in the first nine months of 2000 and 49% in the first nine months of 1999. This reduction in the effective tax rate is due primarily to higher projected pre-tax income for 2000.

        As a result of the factors described above, the Company reported net income of approximately $7.5 million in the third quarter of 2000 compared to net income of approximately $2.9 million in the third quarter of 1999. Net income in the first nine months of 2000 was approximately $8.0 million compared to a net loss of approximately $0.4 million in the first nine months of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

        The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

        Net accounts receivable at September 30, 2000 were $41.3 million compared to $36.5 million at October 2, 1999. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at September 30, 2000 is not comparable to the net accounts receivable balance at January 1, 2000.

        Inventories at September 30, 2000 were $100.0 million compared to $93.0 million at October 2, 1999. Due to the seasonal nature of the Company's operations, inventories at September 30, 2000 are not comparable to inventories at January 1, 2000.

        The Company invested $6.2 million and $8.1 million in capital expenditures during the first nine months of 2000 and 1999, respectively. The Company plans to invest up to $20.0 million in capital expenditures in 2000. Areas for investment include fixturing of wholesale customers, information technology and retail outlet store openings and remodeling.

        At September 30, 2000, the Company had $161.9 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $20.0 million of 12% Series B Senior Subordinated Notes and $41.9 million in term loan borrowings. There were no revolver borrowings under the Senior Credit Facility at September 30, 2000, exclusive of approximately $8.1 million of outstanding letters of credit. At September 30, 2000, the Company had approximately $56.9 million of financing available under the revolving credit portion of the Senior Credit Facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


SEASONALITY

        The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. Accordingly, the results of operations for the three and nine-month periods ended September 30, 2000 are not indicative of the results to be expected for the full year.

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

        The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At September 30, 2000, outstanding debt aggregated $161.9 million, of which $41.9 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $419,000.

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

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits




     EXHIBIT
      NUMBER                       DESCRIPTION OF EXHIBITS
      ------                       -----------------------

       *27                         Financial Data Schedule.


     ----------
     * Filed herewith


     (b) Reports on Form 8-K

         No report was filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARTER HOLDINGS, INC.



    Date:  November 14, 2000        /s/ FREDERICK J. ROWAN, II
                               -------------------------------------
                                      Frederick J. Rowan, II
                                CHAIRMAN OF THE BOARD OF DIRECTORS,
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER



    Date:  November 14, 2000          /s/ MICHAEL D. CASEY
                               -------------------------------------
                                         Michael D. Casey
                                     SENIOR VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER