Form 10-K405
period 2000-12-30
CARTER HOLDINGS INC
filed 2001-03-29
CIK 1060822

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    ----------------------------------------

                                    FORM 10-K

          /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000


       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                             COMMISSION FILE NUMBER:

                                    333-51447

                    ----------------------------------------

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

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting and non-voting common equity held by non-affiliates: None

Documents incorporated by reference: None

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

      Carter's is the largest branded marketer and manufacturer of baby and toddler apparel and a leading marketer and manufacturer of young children's apparel. Over Carter's 136 years of operation, CARTER'S has become one of the most highly recognized brand names in the children's apparel industry. Carter's sells its products under the brand names of CARTER'S and CARTER'S CLASSICS to 484 department, specialty and discount store accounts, with an estimated 7,997 store fronts, and through its 147 retail outlet stores. In the fourth quarter of 2000, Carter's entered the discount channel by launching its TYKES and BABY TYKES brands within the Target stores division of Target Corporation ("Target").

      Carter's generates a majority of its sales in the baby and toddler apparel market which was approximately an $8.0 billion market in 2000. Management believes that the baby and toddler market is insulated from changes in fashion trends and less sensitive to general economic conditions and offers strong prospects for continued growth. The growth in this market is being driven by a number of factors, including: (i) a strong and growing birth market; (ii) more women returning to the workplace after having children, resulting in more disposable income and increased day care apparel needs; (iii) the increasing number of grandparents, a demographic segment with high per capita discretionary income and an important consumer base for children's apparel; and (iv) an increase in the percentage of births to first time mothers.

      On October 30, 1996, Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding preferred and common stock of Carter's (the "Acquisition"). Financing for the Acquisition was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility among Carter's, certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facility"); (ii) $90.0 million of borrowings under a subordinated loan facility among Carter's, certain lenders and Bankers Trust Company, as administrative agent (the "Subordinated Loan Facility"); (iii) $50.9 million of equity investments in Holdings by affiliates of Investcorp and certain other investors, which excludes the exchange of management stock; and (iv) the issuance by Holdings of $20.0 million of 12% Senior Subordinated Notes to affiliates of Investcorp and certain other investors.

      Carter's and Holdings are Massachusetts corporations. The principal executive office of the Company is located at 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260 and its telephone number is (770) 961-8722.

PRODUCTS AND MARKETS

      The Company designs, manufactures, sources and markets a broad array of baby, toddler and young children's apparel. The Company also licenses its brand names to other companies to create a complete collection of coordinating lifestyle products including bedding, strollers, underwear, shoes, room decor, toys and more.

      The Company's brand positioning is based on Celebrating Imagination which is expressed through creative artwork in prints, colors and embroideries on Carter's products. This positioning supports the Company's strategy of creating quality core products that are differentiated through imaginative and creative artistic application. Celebrating Imagination continues to provide growth opportunities for the brand and is widely embraced by both retailers and consumers.

BABY AND TODDLER

      In 2000, total industry sales of baby and toddler apparel (newborn through size 5T) were approximately $8.0 billion (industry sales, reported by The NPD Group, Inc., are stated in retail sales dollars and therefore are not comparable to the Company's sales which are reported in wholesale shipment dollars and retail outlet store sales). Department and chain stores, which represent Carter's primary distribution, account for approximately half this market. Carter's is currently the leading supplier of branded baby and toddler apparel in the United States with a 12% market share in its primary distribution channels, more than twice that of its nearest branded competitor. In 2000, total industry discount channel sales of baby and toddler apparel were approximately $3.1 billion, approximately 39% of the total market.

      LAYETTE. Layette includes a complete range of products primarily made of cotton for newborns, including bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps and booties. In fiscal 2000, Carter's generated $179.0 million in sales of these products. Carter's is the leading supplier of layette products within its distribution channels. Management attributes Carter's leading market position to its distinctive print designs, unique embroideries and the reputation for quality Carter's has developed over its 136 year history. In 2000, Carter's continued to introduce new layette programs targeted toward three consumer groups: gift-givers, experienced mothers and first-time mothers. Just One Year ("JOY"), Limited Editions and Carter's Classics are complete nursery programs designed for the first-time mother and gift-givers. Baby Basics, the core component of Carter's layette business, provides the experienced mother with the essentials in value-focused multi-packs. Carter's primary competitors in the layette market are private label manufacturers.

      SLEEPWEAR. Baby and toddler sleepwear includes pajamas, long underwear and one-piece footed sleepers. In fiscal 2000, Carter's generated $103.5 million in sales of these products. Carter's is the leading supplier of baby sleepwear products within its distribution channels. As in layette, management attempts to differentiate its sleepwear products from its competition by offering creative artwork in consumer-tested prints and embroideries with an emotional appeal. In addition, management believes Carter's baby and toddler sleepwear product line features more functional, higher quality products than those of its competitors. The 2000 introduction of flame retardant cotton sleepwear strengthened Carter's leading position through product innovation. Carter's primary competitors in the baby and toddler sleepwear market are private label manufacturers and licensed character products.

      PLAYWEAR. Baby and toddler playwear includes knit and woven cotton apparel for everyday use. In fiscal 2000, Carter's generated $86.7 million in sales of these products. Carter's continues to focus on strengthening its playwear product offerings by introducing original print designs and innovative artistic applications to drive sales growth and increase market share. Carter's Celebrating Imagination brand theme has continued to create a strong competitive differentiation for the brand in this marketplace. Management believes that this focus, in addition to Carter's high brand name awareness, strong wholesale customer relationships and expanded global sourcing capabilities will propel Carter's sales and market share growth in this category. The baby and toddler playwear market is highly fragmented, with no one branded competitor having more than a 7% share of the market.

      OTHER PRODUCTS. Other baby and toddler products include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room decor and hair accessories, including products for which the Company licenses the CARTER'S, CARTER'S CLASSICS, TYKES and BABY TYKES name. In fiscal 2000, Carter's generated $46.5 million in sales of these products.

TYKES AND BABY TYKES

      Carter's launched the TYKES and BABY TYKES brands for baby and toddler at Target in the fourth quarter of 2000. This comprehensive lifestyle brand includes layette, sleepwear, baby and playwear along with a range of licensed products. Such licensed products include hosiery, bedding, toys and room decor products. The January 2001 introduction was launched with a nationwide floor set that management believes will establish the TYKES and BABY TYKES brands through a substantial presentation at Target stores along with a comprehensive in store sign and fixture program. This program was shipped into Target stores nationwide and represents Carter's initial entry into the discount channel of distribution.

YOUNG CHILDREN'S

      In 2000, total industry sales of young children's apparel (girls' sizes 4-6x and boys' sizes 4-7) were approximately $5.7 billion. Department and chain stores, which represent Carter's primary distribution, account for approximately half of this market. Carter's is the largest branded supplier of young children's sleepwear products and also has a growing share of the branded young children's playwear market.

      SLEEPWEAR. Young children's sleepwear product offerings include basic two-piece pajamas, long underwear and polyester blanket-fleece one-piece sleepers. In fiscal 2000, Carter's generated $28.6 million in sales of these products. As with baby and toddler sleepwear, Carter's attempts to differentiate its young children's sleepwear products from those of its competitors by offering creative artwork through consumer-tested prints and embroideries with an emotional appeal. Carter's primary competitors in the young children's sleepwear market are private label manufacturers and licensed character products.

      PLAYWEAR. Young children's playwear product offerings include knit and woven cotton apparel for everyday use. In fiscal 2000, Carter's generated $23.1 million in sales of these products. Carter's strategy is to leverage its high brand awareness and leading market shares in layette and sleepwear in combination with its creative designs to increase its sales of young children's playwear. The young children's playwear market is highly fragmented among private label, licensed characters and branded competitors.

LICENSING

      The Company licenses the CARTER'S, CARTER'S CLASSICS, TYKES and BABY TYKES names to other companies for use on baby, toddler and young children's products including bedding, outerwear, shoes, socks, room decor, toys, stationery, strollers and hair accessories and related products. In 1998, the Company entered into a license agreement for the rights to John Lennon's Real Love artwork collection for use on children's apparel, accessories and related products. In 1999, Carter's entered into an artwork agreement with Emu Namae, a Japanese artist, to use his art on children's apparel, accessories and licensed products. These artwork agreements are part of Carter's Limited Editions program which utilizes partnerships with outside artists and concepts to further differentiate the Carter's brand. In fiscal 2000, Carter's earned $5.8 million in royalty income from the sale of licensed products.

PRODUCT DESIGN AND DEVELOPMENT

      The Company's product design and development organization is comprised of teams that focus on each of the Company's primary product markets. Each team has its own business and design staff to develop new business opportunities specifically for its respective market. A separate art team that creates exclusive prints, embroideries and other artistic applications for each product team further strengthens the creative process. Management believes that this organizational structure provides the Company greater flexibility and allows it to introduce products more quickly and with a greater success rate.

      The Company's design staff continuously strives toward product innovation and distinctive artistic applications. Extensive consumer preference testing drives the product offerings and defines the look for the brand, while a few showpieces are developed each season to add variety and interest. Generally, graphics, prints, colors and embroideries are used to provide originality and depth with a sophisticated graphic computer network which enhances artistic talent.

      Due to the importance of creative art, Carter's devotes particular effort to consumer preference testing for colors, prints, artwork and silhouettes. Each year, over 1,000 concepts are consumer-tested in focus groups in Carter's outlet stores as well as in geographically-diverse malls and baby fairs.

      After consumer preference testing of a fabric or product occurs and internal review committees approve selections, retailers are often shown a color drawing in "board form" to provide market feedback. Finally, product development groups from the Company's merchandising team coordinate plans with the global sourcing managers to ensure cost-effective execution and quality of the entire line.

DISTRIBUTION AND SALES

      The Company sells its products to wholesale accounts and through Carter's retail outlet stores. In fiscal 2000, sales through the wholesale channel, including discount channel revenues, accounted for 54% of total sales, while the retail outlet channel accounted for 46% of total sales. No one wholesale customer accounts for more than 10% of consolidated net sales.

WHOLESALE OPERATIONS

      The Company sells its products in the United States through a network of approximately 30 sales professionals. Sales professionals work with each department or specialty store account in his/her jurisdiction to establish annual plans for "basics" (primarily layette and certain baby apparel) within the CARTER'S and CARTER'S CLASSICS lines. Once an annual plan has been established with an account, Carter's places the account on its semi-monthly automatic reorder plan for "basics". Automatic reorder allows the Company to plan its sourcing requirements and benefits both the Company and its wholesale customers by maximizing customers' in-stock positions, thereby improving sales and profitability. The automatic reorder process has also been established with Target, which began receiving TYKES and BABY TYKES products in the fourth quarter of 2000. Carter's sleepwear and playwear products are planned and ordered seasonally as new products are introduced.

RETAIL OPERATIONS

      The Company currently operates 147 retail outlet stores in 39 states featuring Carter's quality merchandise, complemented by select brand accessories, apparel and licensed products. The stores, which average 5,100 square feet per location, offer a broad assortment of baby, toddler and young children's apparel including layette, sleepwear, underwear, playwear, swimwear, outerwear and related accessories.

      Business segment financial information for the wholesale and retail segments is contained in ITEM 8 "Financial Statements and Supplementary Data",
Note 16 --"Segment Information" to the Consolidated Financial Statements, and is incorporated herein by reference.

MARKETING

      Management's strategy has been to promote Carter's brand image as the leader in baby apparel and to consistently provide quality products at a value to consumers. To this end, management employs a comprehensive four-step marketing strategy which incorporates identifying core products through extensive consumer preference testing; brand and product presentation at the consumer point-of-purchase; mass marketing the brand name; and providing consistent, premium service, including delivering and replenishing products on time to fulfill customer and consumer needs.

      Management believes that the Company has strengthened its brand image with the consumer through its Celebrating Imagination brand theme that attempts to capture the essence of childhood and a child's imagination as expressed through creative artwork in prints and embroideries. The Company also attempts to differentiate its products through innovative product designs, lifestyle positioning, advertising with wholesale customers, store-in-store shops and fixturing. Management believes that frequent meetings between Carter's executives and senior representatives from its key wholesale customers help maintain account relationships and further strengthen the brand's image in the marketplace.

PRODUCT SOURCING

      The Company continues to expand its global supply chain capabilities. Consistent with this strategy, the Company closed its textile operations in Barnesville, Georgia in December 1999 and fabric previously produced by the Company is currently purchased from third-party manufacturers. The Company prints, cuts, sews, finishes and embroiders a majority of the products it sells. In the United States, the Company currently operates one print facility, one cutting facility, one sewing facility, one embroidery facility and three distribution centers. The Company operates two sewing facilities in Costa Rica, one sewing facility in the Dominican Republic and two sewing facilities in Mexico. The Company also sources its products through contractual arrangements throughout the world. Management believes that the Company's sourcing arrangements are sufficient to meet current and planned operating requirements.

      Management believes significant additional opportunities exist to further optimize its supply chain. Such opportunities include the reduction of product costs, cycle times and inventories. The Company will attempt to realize these reductions through investments in advanced information systems, the expansion of global sourcing relationships, reductions in SKUs and product complexity and the focus on core product offerings.

DEMOGRAPHIC TRENDS

      Demographic and psychographic trends support a strong and growing baby and toddler market and help insulate the Company from seasonal and fashion fluctuations. Highlights of these trends include:

      -     a strong birth market;
      -     more money being spent on babies than ever before;
      -     multiple births at record levels;
      -     40% of all births are first births; and
      -     the number of grandparents as a growing and more affluent market.

      In 1998 (the most current data available), 3.9 million births were reported and demographers project a progressive increase in births over the next 20 years that will ultimately surpass the original baby boom. Today's mother is more likely to be working outside the home, thus is more affluent and spending more on her children's apparel. New families are being formed and higher levels of spending are required for the child's first wardrobe.

COMPETITION

      The baby and toddler and young children's apparel markets are highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and toddler and young children's markets. Carter's primary branded competitors include Health-Tex and Oshkosh B'Gosh, together with Disney licensed products, in playwear and numerous smaller branded companies, as well as Disney licensed products, in sleepwear. Although management believes that Carter's does not compete directly with most private label manufacturers in sleepwear and playwear, certain retailers, including several which are customers of the Company, have significant private label product offerings. The Company does not believe that it has any significant branded competitors in its layette market in which most of the alternative products are offered by private label manufacturers. Because of the highly fragmented nature of the industry, the Company also competes with several small, local manufacturers and retailers. Certain competitors of the Company have greater financial resources, larger customer bases and are less financially leveraged.

ENVIRONMENTAL MATTERS

      The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. Carter's is in the final stages of resolving an environmental matter associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. In 1999, the Company established a reserve to provide for its share of the total estimated costs required to resolve this matter. These costs are estimated to be less than $1.0 million. However, there can be no assurance that this estimate will prove accurate. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on the Company or its operations.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

      The Company owns many trademarks and tradenames, including Carter's(R), Carter's Growbody(R), Carter-Set(R), Jamakins(R), Today's Classics(R), Tykes(R) and Baby Tykes(TM) as well as patents and copyrights, most of which are registered in the United States and in 60 foreign countries. The Company licenses the CARTER'S, CARTER'S CLASSICS, TYKES and BABY TYKES names and many of its trademarks, tradenames and patents to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys and shoes. The Company licenses, under an agreement which expires at the end of 2002, the rights to John Lennon's Real Love artwork collection for use on children's apparel, accessories and related products. The Company's artwork agreement with Emu Namae also expires in 2002. The Company has the right to exercise renewal options.

EMPLOYEES

      As of December 30, 2000, the Company had approximately 6,948 employees, 2,761 of which were employed on a full-time basis in the Company's domestic operations, 997 of which were employed on a part-time basis in the Company's domestic operations and 3,190 of which were employed on a full-time basis in the Company's offshore operations. None of the Company's employees are unionized. The Company has had no labor-related work stoppages and believes that its labor relations are good.

ITEM 2. PROPERTIES

      The Company operates 147 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,100 square feet. Typically, the leases have an average term of approximately five years with additional five-year renewal options. Domestically, the Company owns three distribution facilities, two in Georgia and one in Pennsylvania. The Company also owns three manufacturing facilities as well as an office building in Georgia, has a ground lease on one additional manufacturing facility in Texas and leases office space in four buildings - two in Georgia, one in Connecticut and one in New York. In February 2001, the Company entered into a ten-year lease agreement for a new corporate office in Atlanta, Georgia. Internationally, the Company leases two sewing facilities in Costa Rica, one in the Dominican Republic and two in Mexico.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company has been involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if resolved adversely to the Company, would have a material adverse effect on the financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public trading market for Holdings Class A, Class C, Class D or Common Stock. There were approximately 11, 22 and 11 holders of Holdings Class A, Class C and Class D Stock at March 29, 2001, respectively. No Common Stock was outstanding at March 29, 2001. Holdings has not paid dividends on any class of stock to date and does not currently intend to pay dividends on any class of stock in the future. The payment of dividends is restricted by the Senior Credit Facility and by the provisions of the Series A and Series B Senior Subordinated Notes.

      During fiscal 2000, 1999 and 1998, Holdings repurchased 1,169, 8,450 and 5,358 shares, respectively, of its Class C Stock owned by former Company employees for cash payments totaling approximately $70,000, $507,000 and $320,000, respectively. In addition, during each of fiscal 2000 and 1999, Holdings issued 1,000 shares of its Class C Stock to employees at a fair value of $60,000. During fiscal 1998, Holdings sold 1,000 shares of Class C Stock to an employee of the Company for $60,000 and issued 500 shares to another employee at a fair value of $30,000.


ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other data of Carter Holdings, Inc. and its subsidiaries (the "Company") as of December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998 and December 28, 1996 and for the fiscal years ended December 30, 2000 ("fiscal 2000"), January 1, 2000 ("fiscal 1999"), January 2, 1999 ("fiscal 1998") and January 3, 1998 ("fiscal 1997") and for the period from October 30, 1996 (inception) through December 28, 1996. On October 30, 1996, Carter Holdings, Inc. acquired 100% of the outstanding capital stock of The William Carter Company ("Carter's"). For purposes of identification, Carter's and its subsidiaries are also referred to as "Predecessor" for periods prior to the Acquisition. Also set forth below is selected financial and other data of the Predecessor for the period from December 31, 1995 through October 29, 1996.

      As a result of the Acquisition and certain adjustments made in connection therewith, the results of operations of the Company are not comparable to those of the Predecessor.

      The selected financial data of the Company for fiscal 2000, 1999, 1998, 1997 and for the period from October 30, 1996 (inception) through December 28, 1996 were derived from the Company's audited Consolidated Financial Statements. The selected financial data of the Predecessor were derived from the Predecessor's audited Consolidated Financial Statements.

      The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and ITEM 8 "Financial Statements and Supplementary Data".


                                                                          (DOLLARS IN THOUSANDS)

                                                                              THE COMPANY(a)                            PREDECESSOR
                                               ---------------------------------------------------------------------    -----------
                                                                                                       OCT. 30, 1996
                                                                  FISCAL YEARS                         (INCEPTION)     DEC. 31, 1995
                                               ---------------------------------------------------       THROUGH          THROUGH
                                                  2000         1999           1998          1997       DEC. 28, 1996   OCT. 29, 1996
                                               ---------     ---------     ---------     ---------     -------------   -------------
OPERATING DATA:
Wholesale sales ............................   $ 256,094     $ 231,284     $ 236,486     $ 219,535       $  28,506     $ 160,485
Retail sales ...............................     215,280       183,312       171,696       143,419          22,990       106,254
                                               ---------     ---------     ---------     ---------       ---------     ---------
Net sales ..................................     471,374       414,596       408,182       362,954          51,496       266,739
Cost of goods sold .........................     293,340       271,844       256,482       227,332          31,631       169,167
                                               ---------     ---------     ---------     ---------       ---------     ---------

Gross profit ...............................     178,034       142,752       151,700       135,622          19,865        97,572
Selling, general and administrative ........     137,513       120,773       124,278       112,531          16,749        80,156
Nonrecurring charges (b)(e) ................          --         7,124            --            --              --         8,834
                                               ---------     ---------     ---------     ---------       ---------     ---------

Operating income ...........................      40,521        14,855        27,422        23,091           3,116         8,582
Interest income ............................        (303)           --            --            --              --            --
Interest expense ...........................      18,982        20,437        21,215        20,246           3,065         7,075
                                               ---------     ---------     ---------     ---------       ---------     ---------
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle ........      21,842        (5,582)        6,207         2,845              51         1,507
Provision for (benefit from)income taxes ...       8,835        (1,782)        2,697         1,391              51         1,885
                                               ---------     ---------     ---------     ---------       ---------     ---------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle .....................      13,007        (3,800)        3,510         1,454              --          (378)
Extraordinary item, net of tax (c) .........          --            --            --            --           2,351            --
Cumulative effect of change in accounting
  principle, net of income tax
  benefit of $217 (f) ......................         354            --            --            --              --            --
                                               ---------     ---------     ---------     ---------       ---------     ---------

Net income (loss) ..........................   $  12,653     $  (3,800)    $   3,510     $   1,454       $  (2,351)    $     (378)
                                               =========     =========     =========     =========       =========     ==========
Net income (loss) available to
stockholders ...............................   $  12,653     $  (3,800)    $   3,510     $   1,454       $  (2,351)    $   (1,510)
                                               =========     =========     =========     =========       =========     ==========

Pro forma net income (loss) assuming
  accounting change is applied
  retroactively ............................   $  13,007     $  (3,384)    $   3,348     $   1,426       $  (2,639)    $     (498)
                                               =========     =========     =========     =========       =========     ==========

BALANCE SHEET DATA (END OF PERIOD):
Working capital (d) ........................   $  87,862     $  83,471     $ 100,524     $  88,273       $  70,553
Total assets ...............................     327,545       314,944       351,295       334,565         321,036
Total debt, including current maturities ...     161,400       162,300       187,600       177,100         165,000
Stockholders' equity .......................      69,596        56,953        61,200        57,920          57,649

CASH FLOW DATA:
Net cash provided by operating activities ..   $  24,197     $  36,458     $   7,064     $   1,642       $   7,095     $   24,405
Net cash used in investing activities ......     (19,217)      (12,362)      (17,960)      (13,965)       (143,227)        (4,007)
Net cash (used in) provided by financing
  activities ...............................      (4,698)      (24,667)       10,623        14,621         134,263        (19,433)

OTHER DATA:
EBITDA, as defined (e) .....................   $  58,041     $  38,834     $  43,021     $  36,926       $   5,530     $   25,628
Gross margin ...............................       37.8%         34.4%         37.2%         37.4%           38.6%          36.6%
Depreciation and amortization ..............   $  17,520     $  16,855     $  15,599     $  13,835       $   2,414     $    6,612
Capital expenditures .......................      17,179        12,726        17,991        14,013           3,749          4,007

                      See Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

      (a) As a result of the Acquisition, Carter's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the results of operations for the fiscal years ended December 30, 2000, January 1, 2000, January 2, 1999 and January 3, 1998 and the period from October 30, 1996 through December 28, 1996 are not comparable to prior periods. The fiscal years ended December 30, 2000, January 1, 2000, January 2, 1999 and January 3, 1998 and the period October 30, 1996 through December 28, 1996 reflect increased depreciation, amortization and interest expenses.

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

      (e) EBITDA represents earnings before interest and income tax expense (i.e. operating income) excluding the following charges:

            (i) the $7.1 million nonrecurring charge in 1999 related to the closure of textile and sewing facilities, and, in fiscal 1996, the nonrecurring charge of $8.8 million related to the Acquisition;

            (ii) depreciation and amortization expense including prepaid management fee amortization of $1.125 million, $1.35 million and $1.35 million for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively, and $0.23 million for the period October 30, 1996 through December 28, 1996 incurred in connection with the Acquisition; and

            (iii) costs associated with certain benefit plans that were terminated as a result of the Acquisition and not replaced, as follows: (1) Long-Term Incentive Plan expenses of $1.0 million for the period December 31, 1995 through October 29, 1996; and
                  (2) Management Equity Participation Plan expenses of $0.6 million for the period December 31, 1995 through October 29, 1996.


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

      (f) In fiscal 2000, the Company recorded the cumulative effect of a change in accounting principle in order to comply with guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

GENERAL

      The Company is a leading marketer and manufacturer of baby, toddler and young children's apparel. The Company sells its products to 484 department, specialty and discount store customers (54% of fiscal 2000 sales) and through its 147 retail outlet stores (46% of fiscal 2000 sales).

      Consolidated net sales have increased from $318.2 million in 1996 to $471.4 million in 2000. During this period, wholesale sales have increased from $189.0 million to $256.1 million and retail sales have increased from $129.2 million to $215.3 million. The increase in wholesale sales resulted primarily from the success of product introductions and the strength of the Carter's brand in the market place relative to branded and private label competitors. The increase in retail sales resulted from new store openings and comparable store sales increases (stores open more than 12 months).

RESULTS OF OPERATIONS

      The following table sets forth certain components of the Company's Consolidated Statements of Operations data expressed as a percentage of net sales:


                                                     FISCAL YEARS
                                                -----------------------
                                                2000      1999     1998
                                                ----     -----     ----
STATEMENTS OF OPERATIONS:
Wholesale sales.............................     54.3%     55.8%   57.9%
Retail sales................................     45.7      44.2    42.1
                                                -----     -----   -----

Net sales...................................    100.0     100.0   100.0
Cost of goods sold..........................     62.2      65.6    62.8
                                                -----     -----   -----

Gross profit................................     37.8      34.4    37.2
Selling, general and administrative expenses     29.2      29.1    30.5
Nonrecurring charge.........................       --       1.7      --
                                                -----     -----   -----

Operating income............................      8.6       3.6     6.7
Interest expense, net.......................      4.0       4.9     5.2
                                                -----     -----   -----

Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle.................................      4.6      (1.3)    1.5
Provision for (benefit from) income taxes...      1.9      (0.4)    0.7
                                                -----     -----   -----

Income (loss) before cumulative effect of
change in accounting principle............        2.7%     (0.9)%   0.9%
                                                =====     =====   =====

FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED WITH FISCAL YEAR ENDED JANUARY 1, 2000

      NET SALES. Net sales for fiscal 2000 increased 13.7% to $471.4 million from $414.6 million in fiscal 1999. This increase includes a 10.7% increase in wholesale sales and a 17.4% increase in retail sales. Revenues from each of the Company's major product markets, which are baby, sleepwear and playwear, increased $18.8 million (12.0%), $20.4 million (18.2%) and $8.6 million (8.7%), respectively, from 1999 to 2000.

      The Company's total wholesale sales for fiscal 2000 increased to $256.1 million from $231.3 million in fiscal 1999. Excluding off-price and Tykes sales, wholesale sales increased $26.3 million (12.6%) to $235.2 million in 2000 from $208.9 million in 1999. The increase in wholesale sales reflects the growth of baby and sleepwear product lines of $14.7 million (14.1%) and $17.0 million (22.7%), respectively, as compared to fiscal 1999. The continued success of these lines reflects the benefit from improvements made to the Company's products through its new product sourcing strategy and the Company's focus on product innovation through creative prints and embroideries. Included in 2000 wholesale sales are the sales of TYKES and BABY TYKES products sold to Target in the fourth quarter of 2000 in an initial launch in Target stores nationwide.

      Wholesale sales in 2000 included a lower mix of off-price sales (merchandise promoted at more than 25% off regular wholesale selling prices) to the secondary market. Off-price sales as a percentage of consolidated sales in 2000 were 3.6% compared to 5.4% in 1999. The decrease in off-price sales reflects the benefit from improved product development and inventory management disciplines.

      Retail sales for fiscal 2000 increased to $215.3 million from $183.3 million in fiscal 1999. Such increase was primarily attributed to the strong performance of the playwear product line. Product performance was also the driving force behind the Company's comparable retail store sales increase of 14.3% in 2000. In 2000, the Company opened seven stores and closed six stores. There were 147 stores in operation at December 30, 2000 compared to 146 at January 1, 2000.

      GROSS PROFIT. Gross profit for fiscal 2000 increased 24.7% to $178.0 million from $142.8 million in fiscal 1999. Gross profit as a percentage of net sales in fiscal 2000 increased to 37.8% from 34.4% in fiscal 1999. The improvement in gross profit is attributed to a higher mix of retail revenues, a lower mix of off-price sales and the benefit from cost reduction achieved through increased levels of global sourcing.

      In 1999, the Company curtailed production and ultimately closed its textile facility, which produced substantially all of the Company's fabrics. Gross profit in 1999 was negatively impacted by costs associated with this closure and the closure of three sewing facilities in the United States. Fiscal 2000 was impacted favorably as a result of the successful transition to sourcing 100% of the Company's fabric requirements following the closure of the textile facility and further movement of sewing production to the Company's offshore facilities and third parties.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 2000 increased 13.9% to $137.5 million from $120.8 million in fiscal 1999. Selling, general and administrative expenses as a percentage of net sales were 29.2% in fiscal 2000 compared to 29.1% in fiscal 1999. The increase in selling, general and administrative expenses includes the variable costs required to support higher revenue levels, investments in brand marketing and retail partnerships and provisions for incentive compensation partially offset by increased levels of royalty and licensing income.

      OPERATING INCOME. Operating income for fiscal 2000 increased to $40.5 million from $14.9 million in fiscal 1999. Operating income as a percentage of net sales increased to 8.6% in fiscal 2000 from 3.6% in fiscal 1999. Such increase reflects the net effect of changes in gross profit and selling, general and administrative expenses described above.

      INTEREST EXPENSE, NET. Interest expense for fiscal 2000 decreased to $19.0 million from $20.4 million in fiscal 1999. This decrease reflects lower interest expense on lower average borrowings under the Company's revolving credit facility. Average daily revolver borrowings in 2000 decreased to $5.0 million from $25.3 million in 1999. Lower average borrowings are primarily due to lower average gross inventory levels resulting from improved inventory management disciplines. In fiscal 2000, the Company earned approximately $303,000 in interest income from overnight investments. At December 30, 2000, outstanding debt aggregated $161.4 million, of which $41.4 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $414,000. At December 30, 2000, there were no borrowings under the Company's $65.0 million revolving credit facility. The Company had outstanding letters of credit totaling $6.0 million as of December 30, 2000.

      INCOME TAXES. The Company's 2000 effective tax rate of 40% was more than the prior year's effective tax rate of 32% due to the effect of permanent tax differences, primarily goodwill amortization. In 1999, such permanent differences reduced the tax benefit related to the pre-tax operating loss.

      NET INCOME (LOSS). Primarily as a result of the factors described above, the Company reported net income of $12.7 million in fiscal 2000 compared to a net loss of $(3.8) million in fiscal 1999.

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

      The decrease in wholesale sales reflects:

      - lower 1999 sleepwear revenue compared to increases generated from the successful launch of the Dreamakers sleepwear product line in May 1998;

      - underperformance of the CARTER'S CLASSICS and playwear product lines; and

      - lower layette product revenues resulting from the expiration of the BABY DIOR license in December 1998.

      In this increasingly competitive marketplace, revenue gains have been achieved through the frequent introduction of products which are distinctive in fabric and creative application (i.e., embroidery and prints) and which provide value to the consumer. The decline in 1999 revenue reflects the Company's previous insufficient ability to source better products from lower cost manufacturers. As discussed below, the Company made changes in its product sourcing strategy.

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

      GROSS PROFIT. Gross profit for fiscal 1999 decreased 5.9% to $142.8 million from $151.7 million in fiscal 1998. Gross profit as a percentage of net sales in fiscal 1999 decreased to 34.4% from 37.2% in fiscal 1998. The reduction in gross profit percentage reflects the higher mix of off-price sales to the secondary market, costs incurred to close sewing facilities in Georgia and Mississippi, the costs to phase-down and close the Company's textile facility in Georgia and the curtailment of production to lower inventory levels.

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

      In recent years, the domestic textile knit industry experienced increasing levels of overcapacity caused by consolidation and higher levels of global sourcing. Overcapacity resulted in lower prices offered by the Company's fabric suppliers, which in turn, reduced the cost advantages previously gained by Carter's through vertical integration.

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

      NONRECURRING CHARGE. The nonrecurring charge of $7.1 million in fiscal 1999 represents the $6.9 million writedown in the carrying value of assets related to the closure of the textile facility, and the $0.2 million loss on property, plant and equipment related to closures of the three domestic sewing facilities.

      OPERATING INCOME. Operating income for fiscal 1999 decreased to $14.9 million from $27.4 million in fiscal 1998 as a result of the net effect of lower margins earned on wholesale sales, the cost of exiting certain manufacturing facilities and the reduction of selling, general and administrative expenses. Operating income as a percentage of net sales decreased to 3.6% in fiscal 1999 from 6.7% in fiscal 1998.

      INTEREST EXPENSE. Interest expense for fiscal 1999 decreased to $20.4 million from $21.2 million in fiscal 1998. This decrease reflects lower interest expense on lower average borrowings under the Company's revolving credit facility. At January 1, 2000, outstanding debt aggregated $162.3 million, of which $42.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $423,000. At January 1, 2000, there were no borrowings under the Company's $65.0 million revolving credit facility. The Company had outstanding letters of credit totaling $6.0 million as of January 1, 2000.

      INCOME TAXES. The Company's 1999 effective tax rate of 32% was less than the prior year's effective tax rate of 43% due to the effect of permanent tax differences, primarily goodwill amortization, in relation to the change in pre-tax income (loss).

      NET (LOSS) INCOME. As a result of the factors described above, the Company reported a net loss of $(3.8) million in fiscal 1999 compared to net income of $3.5 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit facilities. Holdings is dependent upon dividends and other payments from Carter's to fund its obligations and meet its cash needs. Accordingly, Holdings' ability to pay interest on the $20.0 million of 12% Senior Subordinated Notes and to repay the Notes at maturity will be dependent upon earnings and cash flows of Carter's and payment of funds by Carter's to Holdings in the form of dividends or loans. The Senior Credit Facility imposes certain covenants, requirements and restrictions on actions by the Company and its subsidiaries that, among other things, restrict the payment of dividends by Carter's to Holdings except under certain specified conditions. The Company does not expect this to negatively impact Holdings' ability to meet its cash obligations. Likewise at December 30, 2000 and January 1, 2000, Holdings was effectively precluded from declaring or paying dividends on its capital stock.

      Net cash provided by operating activities in fiscal years 2000, 1999 and 1998 was $24.2 million, $36.5 million and $7.1 million, respectively.

      Net cash flow provided by operating activities in fiscal 2000 was $24.2 million, a decrease of $12.3 million compared to fiscal year 1999. This decrease is attributed to the investments required to support higher revenue levels. Year-end inventory levels grew to $92.4 million at fiscal year end 2000 from $79.6 million at fiscal year end 1999. Average net inventory levels were $92.1 million in fiscal 2000 compared to $103.1 million in fiscal 1999.

      The Company invested $17.2 million, $12.7 million and $18.0 million in capital expenditures during fiscal years 2000, 1999 and 1998, respectively. Although there are no material commitments for capital expenditures, the Company plans capital expenditures of approximately $23.0 million in fiscal 2001.

      At December 30, 2000, the Company had approximately $161.4 million of indebtedness outstanding, consisting of $20.0 million of Holdings 12% Series B Senior Subordinated Notes (due 2008), $100.0 million of 10 3/8% Series A Senior Subordinated Notes (due 2006), $41.4 million in term loan borrowings under the Senior Credit Facility and no borrowings outstanding under the $65.0 million revolving credit portion of the Senior Credit Facility (exclusive of approximately $6.0 million of outstanding letters of credit). At December 30, 2000, the Company had approximately $59.0 million of financing available under the revolving credit portion of the Senior Credit Facility.

      The term loan has a final scheduled maturity date of October 31, 2003 and is required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5 million in fiscal year 2002 and $22.5 million in fiscal year 2003. The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. The Company is in the process of negotiating the terms of the revolving credit portion of the Senior Credit Facility to include an extension of the maturity date and to increase the limitation for annual capital expenditures. No principal payments are required on the $20.0 million or $100.0 million Notes prior to their scheduled maturity in 2008 and 2006, respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At December 30, 2000, outstanding debt aggregated $161.4 million, of which $41.4 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $414,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              CARTER HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








                                                                           PAGE
                                                                           ----

Report of Independent Accountants.........................................  16

Consolidated Balance Sheets at December 30, 2000 and January 1, 2000......  17

Consolidated Statements of Operations for the fiscal years ended
   December 30, 2000, January 1, 2000 and January 2, 1999.................  18

Consolidated Statements of Cash Flows for the fiscal years
   ended December 30, 2000, January 1, 2000 and January 2, 1999...........  19

Consolidated Statements of Changes in Stockholders'
   Equity for the fiscal years ended December 30, 2000,
   January 1, 2000 and January 2, 1999....................................  20

Notes to Consolidated Financial Statements................................  21

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Carter Holdings, Inc.


      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of Carter Holdings, Inc. and its subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000 and the consolidated results of their operations and their cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in fiscal 2000.



/s/ PricewaterhouseCoopers LLP


Stamford, Connecticut
March 12, 2001

                              CARTER HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                      DECEMBER 30,  JANUARY 1,
                                                          2000         2000
                                                      ------------  ----------
ASSETS
Current assets:
  Cash and cash equivalents........................   $    3,697    $    3,415
  Accounts receivable, net of allowance for
      doubtful accounts of $2,045 in 2000 and
      $2,765 in 1999...............................       33,788        34,405
  Inventories......................................       92,435        79,636
  Prepaid expenses and other current assets........        4,971         3,863
  Assets held for sale.............................          373         1,000
  Deferred income taxes............................        9,184        10,276
                                                      ----------    ----------
    Total current assets...........................      144,448       132,595
Property, plant and equipment, net.................       54,441        51,776
Assets held for sale...............................          950           950
Tradename, net.....................................       89,583        92,083
Cost in excess of fair value of net assets
      acquired, net................................       26,606        27,457
Deferred debt issuance costs, net..................        5,724         7,325
Other assets.......................................        5,793         2,758
                                                      ----------    ----------
    Total assets...................................   $  327,545    $  314,944
                                                      ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.............   $    5,400    $      900
  Accounts payable.................................       19,223        19,532
  Other current liabilities........................       31,963        28,692
                                                      ----------    ----------
    Total current liabilities......................       56,586        49,124
Long-term debt.....................................      156,000       161,400
Deferred income taxes..............................       35,125        35,902
Other long-term liabilities........................       10,238        11,565
                                                      ----------    ----------
    Total liabilities..............................      257,949       257,991
                                                      ----------    ----------
Commitments and contingencies

 Stockholders' equity:
   Class A Stock, nonvoting; par value $.01 per
      share; 775,000 shares authorized; 752,808
      shares issued and outstanding; liquidation
      value of $.001 per share.....................       45,168        45,168
   Class C Stock, nonvoting; par value $.01 per
      share; 500,000 shares authorized; 242,192
      shares issued; liquidation value of $.001
      per share....................................       14,532        14,532
   Class C Treasury Stock, 31,186 shares at cost at
      December 30, 2000; 31,017 shares at cost at
      January 1, 2000..............................       (1,870)       (1,860)
   Class D Stock, voting; par value $.01 per share;
      5,000 shares authorized, issued and
      outstanding..................................          300           300
   Common Stock, voting; par value $.01 per share;
      1,280,000 shares authorized; none issued or
      outstanding..................................           --            --
   Retained earnings (accumulated deficit).........       11,466        (1,187)
                                                      ----------    ----------
      Total stockholders' equity...................       69,596        56,953
                                                      ----------    ----------

      Total liabilities and stockholders' equity...   $  327,545    $  314,944
                                                      ==========    ==========

         The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)


                                                 FOR THE YEARS ENDED
                                         -------------------------------------
                                         DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                            2000          2000         1999
                                         ------------   ----------   ---------

Net sales..............................  $  471,374     $  414,596   $ 408,182
Cost of goods sold.....................     293,340        271,844     256,482
                                         ----------     ----------   ---------

Gross profit...........................     178,034        142,752     151,700
Selling, general and administrative....     137,513        120,773     124,278
Nonrecurring charge....................          --          7,124          --
                                         ----------     ----------   ---------

Operating income.......................      40,521         14,855      27,422
Interest income........................        (303)            --          --
Interest expense.......................      18,982         20,437      21,215
                                         ----------     ----------   ---------

Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle.................      21,842         (5,582)      6,207
Provision for (benefit from) income
  taxes................................       8,835         (1,782)      2,697
                                         ----------     ----------   ---------

Income (loss) before cumulative effect
  of change in accounting principle....      13,007         (3,800)      3,510

Cumulative effect of change in
  accounting principle, net of income
  tax benefit of $217..................         354             --          --
                                         ----------     ----------   ---------
 Net income (loss).....................  $   12,653     $   (3,800)  $   3,510
                                         ==========     ==========   =========

Pro forma amounts assuming the
  accounting change is
  applied retroactively:
Net income (loss) .....................  $   13,007     $   (3,384)  $   3,348
                                         ==========     ==========   =========

         The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                                          FOR THE YEARS ENDED
                                                                                  -------------------------------------
                                                                                  DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                                     2000          2000         1999
                                                                                  ------------   ----------   ---------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $ 12,653         $ (3,800)    $  3,510
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .............................................     17,520           16,855       15,599
   Amortization of debt issuance costs .......................................      1,601            1,592        1,606
   (Gain) loss and writedown on property, plant and equipment and other.......        (21)           7,183          387
   Deferred tax provision (benefit) ..........................................        248           (2,670)       1,092
   Effect of changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable ..............................        617              429       (4,700)
     (Increase) decrease in inventories ......................................    (12,799)          21,772      (13,769)
     (Increase) decrease in prepaid expenses and other assets.................     (1,129)          (1,769)         111
     Increase (decrease) in accounts payable and other liabilities ...........      5,507           (3,134)       3,228
                                                                                 --------         --------     --------
         Net cash provided by operating activities............................     24,197           36,458        7,064
                                                                                 --------         --------     --------
Cash flows from investing activities:
  Capital expenditures .......................................................    (17,179)         (12,726)     (17,991)
  Proceeds from sale of property, plant and equipment ........................        252              364           31
  Proceeds from assets held for sale .........................................        546               --           --
  Issuance of loan ...........................................................     (4,336)              --           --
  Proceeds from loan..........................................................      1,500               --           --
                                                                                 --------         --------     --------
         Net cash used in investing activities................................    (19,217)         (12,362)     (17,960)
                                                                                 --------         --------     --------
Cash flows from financing activities:
  Proceeds from revolving line of credit .....................................     62,900           89,850      114,750
  Payments of revolving line of credit .......................................    (62,900)        (114,250)    (103,350)
  Payments of other debt .....................................................       (900)            (900)        (900)
  Payments of financing costs ................................................         --               --         (597)
  Borrowings on capital leases ...............................................         --              558           --
  Payments of capital lease obligation .......................................       (925)            (458)          --
  Proceeds from sale of Class C Treasury Stock ...............................         --               --           60
  Repurchase of capital stock ................................................        (70)            (507)        (320)
  Other ......................................................................     (2,803)           1,040          980
                                                                                 --------         --------     --------
         Net cash (used in) provided by financing activities..................     (4,698)         (24,667)      10,623
                                                                                 --------         --------     --------
Net increase (decrease) in cash and cash equivalents .........................        282             (571)        (273)
Cash and cash equivalents at beginning of period..............................      3,415            3,986        4,259
                                                                                 --------         --------     --------
Cash and cash equivalents at end of period ...................................   $  3,697         $  3,415     $  3,986
                                                                                 ========         ========     ========


         The accompanying notes are an integral part of the consolidated financial statements

                              CARTER HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                                                                    (ACCUMULATED
                                                                                              CLASS C                 DEFICIT)
                                                              COMMON   CLASS A     CLASS C    TREASURY    CLASS D     RETAINED
                                                               STOCK    STOCK       STOCK      STOCK       STOCK      EARNINGS
                                                             -------   ---------  --------   ---------  ----------  ------------
BALANCE AT JANUARY 3, 1998 ................................  $    --   $  45,168  $ 14,532    $ (1,183)  $    300     $     (897)
  Issuance of Class C Treasury Stock (1,500 shares)........                                         90
  Purchase of Class C Treasury Stock (5,358 shares)........                                       (320)
  Net income...............................................                                                                3,510
                                                             --------    -------  --------    --------   --------     ----------
BALANCE AT JANUARY 2, 1999 ................................       --      45,168    14,532      (1,413)       300          2,613
  Issuance of Class C Treasury Stock (1,000 shares)........                                         60
  Purchase of Class C Treasury Stock (8,450 shares)........                                       (507)
  Net loss.................................................                                                               (3,800)
                                                             --------    -------  --------    --------   --------     ----------
BALANCE AT JANUARY 1, 2000 ................................        --     45,168    14,532      (1,860)       300         (1,187)
  Issuance of Class C Treasury Stock (1,000 shares)........                                         60
  Purchase of Class C Treasury Stock (1,169 shares)........                                        (70)
  Net income ..............................................                                                               12,653
                                                             --------    -------  --------    --------   --------     ----------
BALANCE AT DECEMBER 30, 2000 ..............................  $     --    $45,168  $ 14,532    $ (1,870)  $    300     $   11,466
                                                             ========    =======  ========    ========   ========     ==========


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

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES:

      Carter's designs, manufactures, sources and markets premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS, TYKES and BABY TYKES labels. Carter's manufactures its products in its plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Carter's also sources its products through contractual arrangements throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for Carter's 147 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies.

RECLASSIFICATIONS:

      Certain prior year amounts have been reclassified for comparative purposes.

PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of Holdings, Carter's and Carter's wholly-owned subsidiaries (all together the "Company"). These subsidiaries consist of operations in Costa Rica, the Dominican Republic and Mexico. These operations represented approximately 85%, 78% and 59% of the Company's sewing production for fiscal years 2000, 1999 and 1998, respectively. Total net assets (primarily property, plant and equipment and inventory) of the international subsidiaries were approximately $15.2 million and $15.5 million at December 30, 2000 and January 1, 2000, respectively. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

      The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect the Company's financial position as of December 30, 2000 and January 1, 2000 and results of operations for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999. Each of the fiscal years ended December 30, 2000 (fiscal 2000), January 1, 2000 (fiscal 1999) and January 2, 1999 (fiscal 1998) contain 52 weeks.

CASH AND CASH EQUIVALENTS:

      The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. The Company had cash deposits, in excess of deposit insurance limits, in four and nine banks at December 30, 2000 and January 1, 2000, respectively.

ACCOUNTS RECEIVABLE:

      Approximately 75% of the Company's gross accounts receivable at December 30, 2000 and January 1, 2000 were from its ten largest wholesale customers, primarily major retailers. Of these customers, four and three have individual receivable balances in excess of 10% of gross accounts receivable at December 30, 2000 and January 1, 2000, respectively, but not more than 20%. Sales to these customers represent comparable percentages to total wholesale revenues.

                              CARTER HOLDINGS, INC.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES: (CONTINUED)

INVENTORIES:

      Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are stated at cost less accumulated depreciation and amortization which includes the amortization of assets recorded under capital leases. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings--15 to 50 years and machinery and equipment--3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term.

TRADENAME AND COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

      Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition over the fair value of the net assets acquired.

      The tradename and goodwill are each being amortized on a straight-line basis over their estimated lives of 40 years. Accumulated amortization of the tradename at December 30, 2000 and January 1, 2000 was $10,417,000 and $7,917,000, respectively. Accumulated amortization of goodwill at December 30, 2000 and January 1, 2000 was $3,478,000 and $2,739,000, respectively.

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

DEFERRED DEBT ISSUANCE COSTS:

      Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,601,000, $1,592,000 and $1,606,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

REVENUE RECOGNITION:

      Revenues consist of sales to customers, net of returns and markdowns. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. Accordingly, the Company revised its method of accounting for revenue recognition retroactive to the beginning of fiscal 2000. Previously, the Company had recognized revenue at the point of shipment for all wholesale customers. However, for certain shipments, although title has passed, the Company effectively retains the risks and rewards of ownership until the goods reach the specified customer. Under the new accounting method, the Company now recognizes revenue on wholesale sales at the point where both title has passed and all the risks and rewards of ownership have been transferred. Retail store revenues continue to be recognized at the time of sale, as the earnings process is then complete.

                              CARTER HOLDINGS, INC.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES: (CONTINUED)


REVENUE RECOGNITION:(CONTINUED)


      The cumulative effect of the accounting change on prior years resulted in a charge to income of approximately $354,000 (net of income tax benefit of approximately $217,000), which is presented as a separate component of net income for fiscal 2000. The effect of the change on fiscal 2000 operating results was to decrease income before the cumulative effect of the accounting change by $160,000 (which is net of income tax benefit of $98,000).

      The pro forma amounts presented on the accompanying consolidated statements of operations for fiscal 2000, 1999 and 1998 were calculated assuming the accounting change was made retroactively to prior years.

      Under the new accounting method, fiscal 2000 includes $2.2 million of net sales that were included in the cumulative effect adjustment as of January 2, 2000, all of which would have been recognized in the first quarter of fiscal 2000. The impact of the accounting change on amounts previously reported for the interim periods of fiscal 2000 is as follows ($000):

                                                   FIRST QUARTER           SECOND QUARTER              THIRD QUARTER
                                             -----------------------  -------------------------   ------------------------
                                             AS PREVIOUSLY     AS     AS PREVIOUSLY       AS      AS PREVIOUSLY      AS
                                               REPORTED     RESTATED     REPORTED      RESTATED      REPORTED     RESTATED
                                             -------------  --------  -------------    --------   -------------   --------
Net sales ................................     $ 98,123     $ 97,823     $ 97,070      $ 95,851      $145,457     $145,639
Gross profit .............................     $ 36,569     $ 36,355     $ 36,250      $ 35,798      $ 56,372     $ 56,477
Income (loss) before cumulative effect
   of change in accounting principle .....     $    547     $    425     $    (88)     $   (330)     $  7,531     $  7,591
Cumulative effect of change in accounting
   principle, net of income tax benefit of
   $217 ..................................           --          354           --            --            --           --
                                               --------     --------     --------      --------      --------     --------
Net income (loss) ........................     $    547     $     71     $    (88)     $   (330)     $  7,531     $  7,591
                                               ========     ========     ========      ========      ========     ========

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

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

      The Company has adopted the provisions of the consensus on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10") during the fourth quarter of fiscal 2000. The Company classifies shipping and handling fees billed to customers as revenue and includes the corresponding cost in cost of goods sold. Shipping and handling costs that are absorbed by the Company are included in selling, general and administrative expenses and amounted to approximately $14,289,000, $13,675,000 and $12,412,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

ROYALTIES AND LICENSE FEES:

      The Company receives royalties and license fees, which are recognized as earned. Royalties and license fees amounted to approximately $5.8 million, $4.2 million and $2.5 million for fiscal years 2000, 1999 and 1998, respectively, and are included as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations.

                              CARTER HOLDINGS, INC.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES: (CONTINUED)


INCOME TAXES:

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS 109, the deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in the Company's deferred tax assets and liabilities and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOWS INFORMATION:

      Interest paid in cash approximated $17,380,000, $18,801,000 and $19,614,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. Income taxes paid in cash approximated $6,774,000, $756,000 and $2,345,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively. Equipment acquired under capital leases approximated $2,296,000 for the year ended January 1, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

      In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". Provisions of SFAS 133 are effective as of the beginning of fiscal 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

NOTE 3--INVENTORIES:

      Inventories consisted of the following ($000):


                                             DECEMBER 30,   JANUARY 1,
                                                2000           2000
                                             ------------   ----------
Finished goods.............................  $     70,713   $   57,695
Work in process............................        14,508       13,842
Raw materials and supplies.................         7,214        8,099
                                             ------------   ----------
                                             $     92,435   $   79,636
                                             ============   ==========

                              CARTER HOLDINGS, INC.

NOTE 4--PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment consisted of the following ($000):


                                              DECEMBER 30,   JANUARY 1,
                                                 2000           2000
                                             ------------   ----------
Land, buildings and improvement............  $     20,305   $   17,443
Machinery and equipment....................        73,043       60,778
Equipment under capital leases.............         2,854        2,854
                                             ------------   ----------
                                                   96,202       81,075
Accumulated depreciation and amortization..       (41,761)     (29,299)
                                             ------------   ----------
                                             $     54,441   $   51,776
                                             ============   ==========

      Depreciation and amortization expense ($000) was $14,281, $12,420 and $10,940 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

NOTE 5--LONG-TERM DEBT:

      Long-term debt consisted of the following ($000):


                                                    DECEMBER 30,   JANUARY 1,
                                                       2000           2000
                                                    -----------   ----------
Senior Credit Facility term loan..................  $    41,400   $   42,300
Senior Credit Facility revolving credit...........           --           --
10 3/8% Series A Senior Subordinated Notes due
  2006............................................      100,000      100,000
12% Series B Senior Subordinated Notes due 2008...       20,000       20,000
                                                    -----------   ----------
                                                        161,400      162,300
Current maturities................................       (5,400)        (900)
                                                    -----------   ----------
                                                    $   156,000   $  161,400
                                                    ===========   ==========

      The Senior Credit Facility provides for a $50.0 million Tranche B term loan facility. The Tranche B term loans have a final scheduled maturity date of October 31, 2003. The principal amounts of the Tranche B term loans are required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5 million in fiscal year 2002 and $22.5 million in fiscal year 2003. In November 1996, proceeds of the 10 3/8% Senior Subordinated Notes (the "Notes") were used to repay $5.0 million of the term loan. The repayment schedule has been adjusted ratably for this payment.

      In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment since the Acquisition and to support higher levels of demand for the Company's products than had been anticipated at Acquisition. As amended, the Senior Credit Facility provides for a $65.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) October 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. There is no scheduled interim amortization of principal. The facility has a sublimit of $15.0 million for letters of credit of which $6.0 million was used for letters of credit as of December 30, 2000 and January 1, 2000. A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility. The Company is in the process of negotiating the terms of the revolving credit portion of the Senior Credit Facility to include an extension of the maturity date and to increase the limitation for annual capital expenditures.

      Borrowings under the Senior Credit Facility accrue interest at either the Alternate Base Rate (the "Alternate Base Rate") or an adjusted Eurodollar Rate (the "Eurodollar Rate"), at the option of the Company, plus the applicable interest margin. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum; (ii) the Base CD Rate (as defined in the Credit Agreement) plus 1% per annum; or
(iii) The Chase Manhattan Bank's Prime Rate. The applicable interest margin for loans that accrue interest at the Eurodollar Rate is 2.25% per annum for the revolving credit facility and is 1.50% per annum for loans that accrue interest at the Alternate Base Rate. The applicable

                              CARTER HOLDINGS, INC.

NOTE 5--LONG-TERM DEBT: (CONTINUED)

interest margin with respect to Tranche B term loans is 2.50% per annum for loans that accrue interest at the Eurodollar Rate and is 2.00% per annum for loans that accrue interest at the Alternate Base Rate. The amendment provides for additional reductions in the interest margin based on the achievement of certain leverage ratios. The effective interest rate on variable rate Senior Credit Facility borrowings outstanding at December 30, 2000, January 1, 2000 and January 2, 1999 was 8.7%, 8.7% and 8.0%, respectively. Interest on the Senior Credit Facility is payable quarterly.

      The Senior Credit Facility requires that upon a public offering by Holdings or any subsidiary of Holdings, of its common or other voting stock, 50% of the net proceeds from such offering (only after satisfaction of certain specified obligations) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Upon the incurrence of any additional indebtedness (other than indebtedness permitted under the Senior Credit Facility), or upon the receipt of proceeds from certain asset sales and exchanges, 100% of the net proceeds from such incurrence, sale or exchange is required to be applied. In addition, the Senior Credit Facility requires that either 75% or 50% (depending on certain circumstances) of Excess Cash Flow (as defined in the Senior Credit Facility) be applied toward the prepayment of indebtedness under the Senior Credit Facility. Such prepayments are required to be so applied first to the prepayment of the term loans and second to reduce permanently the revolving credit commitments. Subject to certain conditions, the Company may, from time to time, make optional prepayments of loans without premium or penalty.

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

      In November 1996, Carter's issued 10 3/8% Senior Subordinated Notes. The proceeds from the Notes were used to repay $90.0 million of Acquisition-related financing and $5.0 million of the Senior Credit Facility term loan.

      In April 1997, Carter's completed a registration with the Securities and Exchange Commission related to an Exchange Offer for $100.0 million of 10 3/8% Series A Senior Subordinated Notes for a like amount of 10 3/8% Senior Subordinated Notes issued in a November 1996 private placement. The terms and provisions of the Notes were essentially unchanged.

      Interest on the 10 3/8% Notes is to be paid semi-annually on June 1 and December 1 of each year. The 10 3/8% Notes will be redeemable, in whole or in part, at the option of the Company on or after December 1, 2001 at the following redemption prices, plus accrued interest to the date of redemption:


            YEAR                                    REDEMPTION PRICE
            ----                                    ----------------
            2001..................................    105.188%
            2002..................................    103.458%
            2003..................................    101.729%
            2004 and thereafter...................    100.000%

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

      As noted above, provisions of Carter's and Holdings' debt agreements contain restrictions and limitations which effectively preclude dividends, distribution, or advances from Carter's to Holdings, except under certain specified conditions. Restricted net assets of Carter's at December 30, 2000 and January 1, 2000 totaled approximately $65.4 million and $53.6 million, respectively. Likewise, at December 30, 2000 and January 1, 2000, Holdings was effectively precluded from declaring or paying dividends on its Capital Stock.

      Aggregate minimum scheduled maturities of long-term debt subsequent to December 30, 2000 are as follows ($000): 2001--$5,400; 2002--$13,500;
2003--$22,500; 2004--$0; 2005--$0; 2006--$100,000; 2007--$0 and 2008--$20,000.

      The fair value of the Company's 12% Notes was deemed even with and was approximately $2.0 million lower than the book value at December 30, 2000 and January 1, 2000, respectively. The fair value of the 10 3/8% Notes was approximately $3.0 million and $11.0 million lower than book value at December 30, 2000 and January 1, 2000, respectively. The fair values were estimated based on similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's other long-term debt was deemed to approximate its carrying value as of December 30, 2000 and January 1, 2000.

                              CARTER HOLDINGS, INC.

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

      Certain officers and employees of the Company held 119,863 and 120,032 shares of Class C Stock as of December 30, 2000 and January 1, 2000, respectively. Under certain circumstances, these officers and employees have the right to require an affiliate of Investcorp to purchase their Class C shares. In such cases, the Company has a right of first refusal to purchase such shares.

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

                              CARTER HOLDINGS, INC.

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

      The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan ($000):


                                                               YEARS ENDED
                                                       ------------------------
                                                       DECEMBER 30,  JANUARY 1,
                                                          2000         2000
                                                       -----------   ----------
Benefit Obligation (APBO) at beginning of year......   $   9,347     $   10,589
Service cost........................................         140            166
Interest cost.......................................         672            639
Plan participants' contribution.....................         768            615
Actuarial loss (gain)...............................         598         (1,216)
Benefits paid.......................................      (1,647)        (1,446)
                                                       ---------     ----------
APBO at end of year.................................   $   9,878     $    9,347
                                                       =========     ==========

      The Company's contribution for these post-retirement benefit obligations was $878,644 in fiscal 2000 and $831,448 in fiscal 1999.

      The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized in the accompanying consolidated balance sheets, as follows ($000):


                                                       DECEMBER 30,  JANUARY 1,
                                                          2000         2000
                                                       -----------   ----------
   Funded status (unfunded APBO)...................    $     9,878   $   9,347
   Unrecognized net loss from past experience
      different from that assumed and from changes
      in assumptions...............................         (1,110)       (511)
                                                       -----------   ---------
   Accrued benefit cost............................    $     8,768   $   8,836
                                                       ===========   =========

      The discount rates used in determining the APBO as of December 30, 2000 and January 1, 2000 were 7.00% and 7.50%, respectively.

                              CARTER HOLDINGS, INC.

NOTE 7--EMPLOYEE BENEFIT PLANS: (CONTINUED)

      The components of post-retirement benefit expense charged to operations are as follows ($000):


                                                           YEARS ENDED
                                                ------------------------------------
                                                DECEMBER 30,  JANUARY 1,  JANUARY 2,
                                                   2000          2000        1999
                                                -----------   ----------  ----------
Service cost - benefits attributed to service
   during the period ........................       $140         $166       $169
Interest cost on accumulated post-retirement
   benefit obligation .......................        672          639        649
Amortization of net actuarial loss ..........         --           56         34
                                                    ----         ----       ----
Total net periodic post-retirement benefit
   cost .....................................       $812         $861       $852
                                                    ====         ====       ====

      The effects on the Company's plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

      The Company has an obligation under a defined benefit plan covering certain former officers. At December 30, 2000 and January 1, 2000, the present value of the estimated remaining payments under this plan was approximately $1.4 million and $1.5 million, respectively, and is included in other current and long-term liabilities.

      The Company also sponsors a defined contribution plan within the U.S. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 257 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which the Company matches up to 2.5% of the employee contribution, at a rate of 75% on the first 2% and 50% on the second 2%. The Company's expense for the defined contribution plan totaled approximately ($000): $1,017 for the fiscal year ended December 30, 2000, $997 for the fiscal year ended January 1, 2000 and $906 for the fiscal year ended January 2, 1999.


NOTE 8--MANAGEMENT STOCK INCENTIVE PLAN:

      At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan") in order to provide incentives to employees and directors of the Company by granting them awards tied to Class C stock of Holdings. Options for up to 75,268 shares may be granted to certain employees under the Plan, of which 286 remained ungranted at December 30, 2000 and January 1, 2000. The exercise price of all options granted since inception is $60.00 per share, which is the same price per share paid by existing holders of Holdings' Class C stock, and which is deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense has been recognized on the options granted. All options granted vest ratably over five years (contingent upon the Company meeting specific earnings targets) and expire in ten years, with weighted average remaining contractual lives of approximately six years at December 30, 2000.

                              CARTER HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8--MANAGEMENT STOCK INCENTIVE PLAN: (CONTINUED)

      A summary of stock options (in number of shares that may be purchased) is presented below:


                                                YEARS ENDED
                                    --------------------------------------
                                    DECEMBER 30,  JANUARY 1,    JANUARY 2,
                                       2000         2000           1999
                                     -------       -------        -------
Outstanding, beginning of year        74,982        71,255         67,302
Granted ......................            --         5,751          4,976
Exercised ....................            --            --             --
Forfeited ....................            --        (2,024)        (1,023)
Expired ......................            --            --             --
                                     -------       -------        -------
Outstanding, end of year .....        74,982        74,982         71,255
                                     =======       =======        =======
Exercisable, end of year .....        56,890        42,889         26,511
                                     =======       =======        =======

      The fair value of each granted option, at the date of grant, has been estimated to be $19.04 for options granted during fiscal 1999 and $19.78 for options granted during fiscal 1998. The fair value of the options granted was estimated using a minimum value method, at an assumed risk free interest rate of 5.5% for options granted during fiscal 1999 and 5.0% for options granted during fiscal 1998. The expected life of the options was estimated to be 7.13 years for options granted during fiscal 1999 and eight years for fiscal 1998. No dividends were assumed.

      If the fair value based method required by SFAS 123 had been applied, estimated compensation expense for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 would have been approximately $418,000, $418,000 and $414,000, respectively, resulting in pro forma net income (loss) of approximately $12,404,000, $(4,063,000) and $3,260,000, respectively.


NOTE 9--INCOME TAXES:

      The provision for income taxes consisted of the following ($000):


                                                     YEARS ENDED
                                         ------------------------------------
                                         DECEMBER 30, JANUARY 1,   JANUARY 2,
                                             2000        2000         1999
                                           -------     -------      -------
CURRENT TAX PROVISION:
  Federal ............................     $ 6,678     $   341      $ 1,085
  State ..............................       1,343         254          438
  Foreign ............................         566         293           82
                                           -------     -------      -------
    Total current provision ..........       8,587         888        1,605
                                           -------     -------      -------
DEFERRED TAX PROVISION (BENEFIT):
  Federal ............................         222      (2,366)         978
  State ..............................          26        (304)         114
                                           -------     -------      -------
    Total deferred provision (benefit)         248      (2,670)       1,092
                                           -------     -------      -------
    Total provision (benefit) ........     $ 8,835     $(1,782)     $ 2,697
                                           =======     =======      =======

                              CARTER HOLDINGS, INC.

NOTE 9--INCOME TAXES: (CONTINUED)


   Components of deferred tax assets and liabilities were as follows ($000):


                                          DECEMBER 30,  JANUARY 1,
                                            2000          2000
                                          -----------   ----------
DEFERRED TAX ASSETS:
  Accounts receivable allowance......     $    1,840   $      1,886
  Inventory valuation................          4,314          5,108
  Liability accruals.................          3,196          3,273
  Deferred employee benefits.........          3,973          4,039
  Loss and tax credit carryforwards..             --            425
  Other..............................            542            797
                                          ----------     ----------
    Total deferred tax assets........     $   13,865     $   15,528
                                          ==========     ==========
DEFERRED TAX LIABILITIES:
  Tradename..........................     $   33,146     $   34,071
  Depreciation.......................          6,018          6,615
  Deferred employee benefits.........            642            468
                                          ----------     ----------
    Total deferred tax liabilities...     $   39,806     $   41,154
                                          ==========     ==========


      The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:


                                              YEARS ENDED
                                 --------------------------------------
                                 DECEMBER 30,  JANUARY 1,    JANUARY 2,
                                     2000         2000          1999
                                     ----         ----          ----
Statutory federal income
  tax rate .................          35%         (34)%          34%
State income taxes, net of
  Federal income tax
  benefit ..................           4           (1)            6
Goodwill amortization ......           1            5             4
Other permanent items ......          --           (3)            1
Foreign income, net of tax .          --            1            (3)
Other ......................          --           --             1
                                     ---          ---           ---
    Total ..................          40%         (32)%          43%
                                     ===          ===           ===


      The portion of income before income taxes attributable to foreign income was approximately $1,589,000, $704,000 and $735,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

                              CARTER HOLDINGS, INC.

NOTE 10--LEASE COMMITMENTS:

      Annual rent expense ($000) under operating leases was $19,232, $18,108 and $16,739 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

      Minimum annual rental commitments under current noncancelable operating leases as of December 30, 2000 were as follows ($000):

                  BUILDINGS,                        DATA                           TOTAL
                  PRIMARILY     TRANSPORTATION   PROCESSING    MANUFACTURING    NONCANCELABLE
  FISCAL YEAR   RETAIL STORES      EQUIPMENT      EQUIPMENT      EQUIPMENT         LEASES
  -----------   -------------      ---------      ---------      ---------         ------
2001.........   $      13,092      $     436       $     704    $      430       $  14,662
2002.........          10,311            301             266           328          11,206
2003.........           8,300             49              64           142           8,555
2004.........           6,058             10              --            78           6,146
2005.........           3,923             --              --            50           3,973
Thereafter...           3,852             --              --             7           3,859
                -------------      ---------      ----------    ----------       ---------
    Total....   $      45,536      $     796      $    1,034    $    1,035       $  48,401
                =============      =========      ==========    ==========       =========

      In February 2001, the Company entered into a ten-year lease agreement for a new corporate office in Atlanta, Georgia. Payments on this lease will begin in October 2001. The ten year commitment will total approximately $18.0 million.

      Future annual lease commitments under capital lease obligations are as follows ($000):

   FISCAL YEAR
   2001......................................................   $1,016
   2002......................................................      509
   Thereafter................................................       --
                                                                ------
   Total minimum obligations.................................    1,525
   Interest..................................................      (54)
                                                                ------
   Present value of net minimum obligations..................    1,471
   Current portion, included in other current liabilities....     (970)
                                                                ------
   Long-term obligations, included in other long-term           $  501
     liabilities at December 30, 2000........................   ======


NOTE 11--CONTINGENCIES:

      The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. Carter's is in the final stages of resolving an environmental matter associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. In 1999, the Company established a reserve to provide for its share of the total estimated costs required to resolve this matter. These costs are estimated to be less than $1.0 million. However, there can be no assurance that this estimate will prove accurate. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on the Company or its operations.

NOTE 12--OTHER CURRENT LIABILITIES:
    Other current liabilities consisted of the following ($000):


                                                 DECEMBER 30,  JANUARY 1,
                                                     2000         2000
                                                     ----         ----
   Accrued income taxes........................  $  7,732      $  6,158
   Accrued incentive compensation..............     5,025           134
   Accrued workers compensation................     3,178         2,913
   Accrued interest............................     1,675         1,749
   Accrued health insurance....................     1,650         1,907
   Other current liabilities...................    12,703        15,831
                                                 --------      --------
                                                 $ 31,963      $ 28,692
                                                 ========      ========

                              CARTER HOLDINGS, INC.

NOTE 13--VALUATION AND QUALIFYING ACCOUNTS:

      Information regarding valuation and qualifying accounts is as follows ($000):


                                                    ALLOWANCE
                                                   FOR DOUBTFUL  INVENTORY
                                                     ACCOUNTS    VALUATION
                                                   -----------  ----------

BALANCE, JANUARY 3, 1998.........................     $2,374      $2,766
  Additions, charged to expense..................      1,427       2,947
  Writeoffs......................................     (1,301)     (2,595)
                                                      ------      ------
BALANCE, JANUARY 2, 1999.........................      2,500       3,118
  Additions, charged to expense..................      2,435       5,306
  Writeoffs......................................     (2,170)     (3,187)
                                                      ------      ------
BALANCE, JANUARY 1, 2000.........................      2,765       5,237
  Additions, charged to expense..................      1,840       3,408
  Writeoffs......................................     (2,560)     (4,563)
                                                      ------      ------
BALANCE, DECEMBER 30, 2000.......................     $2,045      $4,082
                                                      ======      ======


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

      In January 2000, a loan to an officer in the amount of $4.3 million was issued, the proceeds of which were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $4.3 million loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan has recourse and is collateralized by the officer's stock in Holdings and bears interest at the average rate paid by the Company under the revolving portion of its Senior Credit Facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

      During fiscal 2000, 1999 and 1998, Holdings repurchased 1,169, 8,450 and 5,358 shares, respectively, of its Class C Stock owned by former Company employees for cash payments totaling approximately $70,000, $507,000 and $320,000, respectively. In each of fiscal 2000 and 1999, Holdings issued 1,000 shares to employees at a fair value of $60,000. During fiscal 1998, Holdings sold 1,000 shares of Class C Stock to an employee of the Company for $60,000 and issued 500 shares to another employee at a fair value of $30,000.

                              CARTER HOLDINGS, INC.

NOTE 15--SEGMENT INFORMATION:

      The Company reports segment information in accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") which requires segment information to be disclosed based on a "management approach". The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS 131, the Company has identified its two reportable segments as "Wholesale" and "Retail". The Company generally sells the same products in each business segment. Wholesale products are offered through the Company's wholesale distribution channel while the retail segment reflects the operations of the Company's outlet stores. The Accounting policies of the segments are the same as those described in Note 2--"Nature of Business and Summary of Significant Accounting Policies".

      In fiscal 2000, the Company reassessed its process for evaluating the financial results of each reportable segment. Effective December 30, 2000, each segment's results include the costs directly related to the segment's revenue and all other costs are allocated based on relationship to consolidated net sales or units produced to support each segment's revenue. Prior to December 30, 2000, the Company determined the Retail segment's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") on a direct contribution basis only and did not include allocations of all costs incurred to support Retail operations. The wholesale segment, previously referred to as "Wholesale and Other", included all other revenue and expenses of the Company not directly related to the Retail segment. Management believes that its revised process for measurement provides a more meaningful analysis of each segment's financial results. Prior year amounts have been reclassified to conform to the current year presentation. Under the old method, EBITDA for the Wholesale and Other segment would have been approximately $414,000, $(1,132,000) and $5,056,000 for fiscal years 2000, 1999 and 1998, respectively, and EBITDA for the Retail segment would have been approximately $57,627,000, $39,966,000 and $37,965,000 for fiscal years 2000, 1999 and 1998, respectively.

The table below presents certain segment information for the periods indicated ($000):

                                                 RETAIL      WHOLESALE       TOTAL
                                                 ------      ---------       -----
  FISCAL YEAR 2000:
   Sales...................................     $215,280     $256,094       $471,374
   EBITDA..................................     $ 31,517     $ 26,524       $ 58,041
  FISCAL YEAR 1999:
   Sales...................................     $183,312     $231,284       $414,596
   EBITDA..................................     $ 18,061     $ 20,773       $ 38,834
  FISCAL YEAR 1998:
   Sales...................................     $171,696     $236,486       $408,182
   EBITDA..................................     $ 17,852     $ 25,169       $ 43,021


      A reconciliation of total segment EBITDA to total consolidated income
(loss) before income taxes is presented below ($000):


                                                     YEARS ENDED
                                      -----------------------------------------
                                      DECEMBER 30,    JANUARY 1,     JANUARY 2,
                                          2000            2000         1999
                                          ----            ----         ----
Total EBITDA for reportable segments    $58,041         $38,834        $43,021
Depreciation and amortization
  expense..........................     (17,520)        (16,855)       (15,599)
Interest income....................         303              --             --
Interest expense...................     (18,982)        (20,437)       (21,215)
Nonrecurring charge................          --          (7,124)            --
                                        -------         -------         -------
Consolidated income (loss) before
  income taxes.....................     $21,842         $(5,582)        $ 6,207
                                        =======         =======         =======

                              CARTER HOLDINGS, INC.

NOTE 15--SEGMENT INFORMATION: (CONTINUED)


      The table below represents inventory by segment at ($000):


                                  DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                      2000           2000          1999
                                  ------------    ----------    ----------
Wholesale...................      $     72,114    $   58,269    $   81,817
Retail......................            20,321        21,367        19,591
                                  ------------    ----------    ----------
                                  $     92,435    $   79,636    $  101,408
                                  ============    ==========    ==========

Wholesale inventories include inventory produced and warehoused for the Retail segment.



   The following represents property, plant and equipment, net, by geographic area as of ($000):


                                  DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                      2000           2000          1999
                                  ------------    ----------    ----------
 United States..............      $     45,226    $   41,417    $   49,178
 International..............             9,215        10,359        10,496
                                  ------------    ----------    ----------
                                  $     54,441    $   51,776    $   59,674
                                  ============    ==========    ==========

      The Company's international operations consist primarily of sewing facilities and, accordingly, no revenues are recorded at these locations.


NOTE 16--TEXTILE PLANT PHASE-DOWN:

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

      Financial results for fiscal 1999 included a nonrecurring charge of $6,865,000 representing the impairment adjustment required to reduce the carrying value of land, buildings and equipment associated with the textile facility in Barnesville, Georgia to their estimated net realization value of $1,950,000. In fiscal 2000, $627,000 of these assets were sold. The remaining assets are presented as assets held for sale on the accompanying December 30, 2000 balance sheet. It is estimated that approximately $373,000 of equipment will be sold during the current year with the remaining $950,000 of land, buildings and equipment sold in future years.

      During 1999, the Company also closed three domestic sew plants. The net loss on property, plant and equipment related to the closures totaled $259,000 and was included in the 1999 nonrecurring charge.

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

NAME                    AGE                POSITIONS
-----------------       ---     ---------------------------------------------------
Frederick J. Rowan, II   61      Chairman of the Board of Directors, President and
                                 Chief Executive Officer.
Joseph Pacifico          51      President-Marketing.
Charles E. Whetzel, Jr.  50      Executive Vice President-Global Sourcing.
David A. Brown           43      Executive Vice President-Business Planning &
                                 Administration and Director of Carter's.
Michael D. Casey         40      Senior Vice President and Chief Financial Officer.
Christopher J. O'Brien   42      Director.
Thomas J. Sullivan       38      Director.
William C. McCollum      29      Director.

      FREDERICK J. ROWAN, II joined the Company in 1992 as President and Chief Executive Officer and became Chairman of the Board of Directors of the Company in October 1996. Prior to joining the Company, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 36 years, has been in senior executive positions for nearly 24 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

      JOSEPH PACIFICO joined the Company in 1992 as Executive Vice President-Sales and Marketing and was named President-Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992.

      CHARLES E. WHETZEL, JR. joined the Company in 1992 as Executive Vice President-Operations and was named Executive Vice President-Manufacturing in 1997. In 2000, Mr. Whetzel's title became Executive Vice President-Global Sourcing consistent with the Company's focus on expansion of global sourcing capabilities. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc., Mr. Whetzel held positions of increased responsibility with Mast Industries, Health-Tex and Wellmade Industries, respectively. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

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

      CHRISTOPHER J. O'BRIEN became a Director of the Company in October 1996. Mr. O'Brien has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years. Mr. O'Brien is a Director of CSK Auto Corporation, Harborside Healthcare Corporation, NationsRent, Inc. and IWO Holdings, Inc. (Independent Wireless One Corporation).

      THOMAS J. SULLIVAN became a Director of the Company in 2000. Mr. Sullivan has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Sullivan was Vice President and Treasurer of the Leslie Fay Companies, Inc. (now Leslie Fay Company, Inc.). Mr. Sullivan is a Director of Werner Holding Co.
(DE), Inc. and IWO Holdings, Inc. (Independent Wireless One Corporation).

      WILLIAM C. MCCOLLUM became a Director of the Company in 2000. Mr. McCollum has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since May 1996. Prior to joining Investcorp, Mr. McCollum was a financial analyst with Chase Securities Inc. Mr. McCollum is a Director of Harborside Healthcare Corporation.


ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all cash compensation earned in fiscal years 2000, 1999 and 1998 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements".

                           SUMMARY COMPENSATION TABLE


                                               FISCAL                INCENTIVE        OTHER ANNUAL
 NAME AND PRINCIPAL POSITION                   YEAR       SALARY    COMPENSATION     COMPENSATION(a)
 ---------------------------                  ------      ------    ------------     ---------------
 Frederick J. Rowan, II..................      2000       $600,000   $1,080,000         $1,144,477
  Chairman of the Board of Directors,          1999        595,833           --            442,290
    President and Chief Executive Officer      1998        560,750      632,500            394,074

 Joseph Pacifico.........................      2000       $390,000   $  456,300         $  251,707
   President-Marketing                         1999        387,500           --            197,399
                                               1998        375,000      268,200            439,572

 Charles E. Whetzel, Jr..................      2000       $262,500   $  307,100         $  140,809
   Executive Vice President-Global Sourcing    1999        260,417           --            110,238
                                               1998        250,000      178,800            109,019

 David A. Brown..........................      2000       $262,500   $  307,100         $  166,166
  Executive Vice President-Business            1999        260,417           --             75,372
    Planning & Administration and Director     1998        247,500      178,800             74,721
    of Carter's

 Michael D. Casey........................      2000       $210,000   $  245,700         $  100,097
  Senior Vice President and Chief              1999        208,333           --            115,471
    Financial Officer                          1998        190,208      143,000            126,080

----------
(a) Other annual compensation includes Holdings' Class C Stock, supplemental retirement plan benefits, automobile allowances, insurance premiums and medical cost reimbursement. In fiscal 2000, other annual compensation for Mr. Rowan includes relocation assistance. In fiscal 1999 and 1998, other annual compensation for Mr. Casey included relocation assistance. In fiscal 1998, other annual compensation for Messrs. Pacifico and Whetzel included relocation assistance.

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

      Joseph Pacifico, Charles E. Whetzel, Jr. and David A. Brown entered into two-year employment agreements with the Company as of October 30, 1996. Michael
D. Casey entered into a two-year employment agreement effective October 28, 1998. Pursuant to such agreements, Messrs. Pacifico, Whetzel, Brown and Casey (each an "Executive") are entitled to receive (i) a base salary, currently $390,000, $262,500, $262,500 and $210,000, respectively (subject to annual cost of living adjustments and any increases approved by the Board of Directors),
(ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with the Company's achievement of targeted performance levels as defined in the plan and (iii) certain specified fringe benefits, including a retirement trust. The employment agreements automatically extend annually for successive one-year terms, subject to termination upon notice. If an Executive's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Each Executive has agreed not to compete with the Company for a one-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is six months.

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

      In connection with the Acquisition, Holdings granted options to purchase up to 72,199 shares of its Class C Stock to certain members of the Company's senior management, other officers and employees of the Company. As of December 30, 2000, options to purchase up to 74,982 shares of Class C stock were outstanding. The exercise price of each such option is $60.00 per share, which was the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. The exercise price of each option granted in the future will be equal to the fair market value of Holdings' Class C Stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

DIRECTOR COMPENSATION

      The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as directors. There are no family relationships among any of the directors or executive officers.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      Class D Stock, par value $.01 share, is the only class of Holdings' stock that currently possess voting rights. At December 30, 2000 there were 5,000 shares of Holdings' Class D Stock issued and outstanding. As of December 30, 2000, members of the Company's management owned 119,863 shares of Class C Stock of Holdings. This stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of February 28, 2001, by each Director of the Company, each of the Executive Officers of the Company, the Directors and Executive Officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

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

                            CLASS C NON-VOTING STOCK:


                                                                            PERCENT
                                                              NUMBER OF        OF
NAME                                                          SHARES (a)     CLASS
----                                                          ----------    -------
Frederick J. Rowan, II...................................     81,844 (b)     30.6%
Joseph Pacifico..........................................     21,350 (c)      8.6%
Charles E. Whetzel, Jr...................................     21,350 (d)      8.6%
David A. Brown...........................................     21,350 (e)      8.6%
Michael D. Casey.........................................      5,489 (f)      2.2%
Christopher J. O'Brien...................................         --           --
Thomas J. Sullivan.......................................         --           --
William C. McCollum......................................         --           --
                                                               -----          ---
All directors and executive officers of the Company as a
  group (8 persons)......................................    151,383         58.6%
                                                             =======         ====

----------
(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.

(b) Includes an aggregate of 25,195 shares of Holdings' Class C Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days as of February 28, 2001.

(c) Includes an aggregate of 6,298 shares of Holdings' Class C Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days as of February 28, 2001.

(d) Includes an aggregate of 6,298 shares of Holdings' Class C Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days as of February 28, 2001.

(e) Includes an aggregate of 6,298 shares of Holdings' Class C Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days as of February 28, 2001.

(f) Includes an aggregate of 3,200 shares of Holdings' Class C Stock issuable pursuant to options that are currently exercisable or are exercisable within 60 days as of February 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services with Investcorp International, Inc. ("International") pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms. Upon the Acquisition, the Company was required to pay an aggregate amount of approximately $11.3 million to certain members of management, including payments under the Management Equity Participation Plan and the Long-Term Incentive Plan.

      In January 2000, a loan to an officer in the amount of $4.3 million was issued, the proceeds of which were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $4.3 million loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan has recourse and is collateralized by the officer's stock in Holdings and bears interest at the average rate paid by the Company under the revolving portion of its Senior Credit Facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morrow, Georgia on March 29, 2001.

                              CARTER HOLDINGS, INC.




                         By: /s/ FREDERICK J. ROWAN, II
                         -------------------------------
                             Frederick J. Rowan, II
                       Chairman of the Board of Directors,
                      President and Chief Executive Officer


Date:  March 29, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


          NAME                         TITLE
          ----                         -----

 /s/ FREDERICK J. ROWAN, II     Chairman of the Board of Directors, President
----------------------------    and Chief Executive Officer (Principal
     Frederick J. Rowan, II     Executive Officer)


  /s/ MICHAEL D. CASEY          Senior Vice President and Chief
--------------------------      Financial Officer
      Michael D. Casey

 /s/ CHRISTOPHER J. O'BRIEN     Director
---------------------------
     Christopher J. O'Brien

 /s/ THOMAS J. SULLIVAN         Director
--------------------------
   Thomas J. Sullivan

 /s/ WILLIAM C. McCOLLUM        Director
--------------------------
   William C. McCollum

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report:

    1. Financial Statements: included in Item 8.

        Report of Independent Accountants

        Consolidated Balance Sheets at December 30, 2000 and January
          1, 2000

        Consolidated Statements of Operations for the fiscal years ended
          December 30, 2000, January 1, 2000 and January 2, 1999

        Consolidated Statements of Cash Flows for the fiscal years ended
          December 30, 2000, January 1, 2000 and January 2, 1999

        Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999

        Notes to Consolidated Financial Statements

    2. Financial Statement Schedules:

        Report of Independent Accountants

        Schedule I - Condensed Financial Information of Carter
          Holdings, Inc.

    3. Exhibits:


   EXHIBIT
   NUMBER     DESCRIPTION OF EXHIBITS
   --------   -----------------------

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

   10.9       Promissory Note dated January 1, 2000 between the Company and
              Frederick J. Rowan, II incorporated herein by reference to Exhibit
              10.9 to the Company's 1999 Annual Report on Form 10-K.

   10.10 Stock Pledge Agreement dated January 1, 2000 between the Company and Frederick J. Rowan, II incorporated herein by reference to
              Exhibit 10.10 to the Company's 1999 Annual Report on Form 10-K.

   10.11      Receipt and Promissory Note Termination Agreement dated January 1,
              2000 between the Company and Frederick J. Rowan, II incorporated herein by reference to Exhibit 10.11 to the Company's 1999 Annual
              Report on Form 10-K.

   10.12      Lease Agreement dated February 16, 2001 between the Company and
              Proscenium, L.L.C.

   21         Subsidiaries of Carter Holdings, Inc. incorporated herein by reference to Exhibit 21 filed with Carter Holdings, Inc.'s Registration
              Statement Form S-4.


   (b) Reports on Form 8-K: None

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Carter Holdings, Inc.:

     Our audits of the consolidated financial statements of Carter Holdings, Inc. referred to in our report dated March 12, 2001, also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP


Stamford, Connecticut
March 12, 2001

SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)



                              CARTER HOLDINGS, INC.

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)




                                                                              DECEMBER 30,       JANUARY 1,
                                                                                 2000              2000
                                                                              -----------        ----------
ASSETS
  Income tax receivable....................................................     $ 3,927            $ 2,369
  Deferred tax asset.......................................................          --                662
  Investment in Carter's at equity.........................................      84,513             72,517
  Deferred debt issuance costs, net .......................................       1,556              1,811
                                                                                -------            -------
      Total assets.........................................................     $89,996            $77,359
                                                                                =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued interest.........................................................     $   400            $   406
  12% Senior Subordinated Notes............................................      20,000             20,000
                                                                                -------            -------

      Total liabilities....................................................      20,400             20,406
                                                                                -------            -------

Stockholders' equity:
  Class A Stock, nonvoting; par value $.01 per share; 775,000 shares authorized; 752,808 shares issued and outstanding; liquidation value of
    $.001 per share........................................................      45,168             45,168
  Class C Stock, nonvoting; par value $.01 per  share;  500,000  shares
    authorized; 242,192 shares issued; liquidation value of $.001 per share      14,532             14,532
  Class C Treasury Stock, 31,186 shares, at cost at December 30, 2000;
    31,017 shares, at cost at January 1, 2000;.............................      (1,870)            (1,860)
  Class D Stock, voting; par value $.01 per share; 5,000 shares authorized,
    issued and outstanding.................................................         300                300
  Common  stock, voting; par value $.01 per share; 1,280,000 shares
    authorized; none issued or outstanding.................................          --                 --
  Retained earnings (accumulated deficit)..................................      11,466             (1,187)
                                                                                -------            -------

      Total stockholders' equity...........................................      69,596             56,953
                                                                                -------            -------

      Total liabilities and stockholders' equity...........................     $89,996            $77,359
                                                                                =======            =======




                              See accompanying note

                              CARTER HOLDINGS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)




                                                                        FOR THE YEARS ENDED
                                                     ----------------------------------------------------------
                                                      DECEMBER 30, 2000    JANUARY 1, 2000      JANUARY 2, 1999
                                                     -----------------     ---------------      ---------------
Interest expense...............................            $(2,688)             $(2,689)             $(2,690)
Income tax benefit.............................                896                  913                  919
                                                           -------              -------              -------
Loss before equity interest in Carter's........             (1,792)              (1,776)              (1,771)
Equity in net income (loss) of Carter's........             14,445               (2,024)               5,281
                                                           -------              -------              -------
Net income (loss)..............................            $12,653              $(3,800)             $ 3,510
                                                           =======              =======              =======





                              See accompanying note

                              CARTER HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)






                                                                                          FOR THE YEARS ENDED
                                                                    ------------------------------------------------------------
                                                                    DECEMBER 30, 2000      JANUARY 1, 2000       JANUARY 2, 1999
                                                                    -----------------      ---------------       ---------------
Cash flows from operating activities:
    Net income (loss)..........................................          $ 12,653               $(3,800)               $ 3,510
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Equity in net (income) loss of Carter's..............           (14,445)                2,024                 (5,281)
          Dividend received from earnings of Carter's..........             2,510                 2,940                  3,133
          Amortization of debt issuance costs..................               254                   256                    259
          Deferred tax expense.................................               662                     6                     52
          Increase in tax receivable...........................            (1,558)                 (919)                  (971)
          Decrease in accrued interest.........................                (6)                   --                     (2)
                                                                         --------               -------                -------
          Net cash provided by operating activities............                70                   507                    700
                                                                         --------               -------                -------

Cash flows from investing activities:
     Capital contribution to Carter's..........................                --                    --                    (60)
     Additional dividends received from Carter's...............                --                    --                     --
                                                                         --------               -------                -------
          Net cash used in investing activities................                --                    --                    (60)
                                                                         --------               -------                -------

Cash flows from financing activities:
     Repurchase of Class C stock...............................               (70)                 (507)                  (320)
     Proceeds from sale of Class C Treasury stock..............                --                    --                     60
     Payment of financing costs................................                --                    --                   (380)
                                                                         --------               -------                -------
          Net cash used in financing activities................               (70)                 (507)                  (640)
                                                                         --------               -------                -------

Net increase in cash and cash equivalents......................                --                    --                     --
Cash and cash equivalents at the beginning of the period.......                --                    --                     --
                                                                         --------               -------                -------
Cash and cash equivalents at end of period.....................          $     --               $    --                $    --
                                                                         ========               =======                =======

Supplemental disclosure of noncash investing and financing activity:
    Increase in investment in Carter's as a result of treasury
    shares issued to an employee...............................          $     60               $    60                $    30
                                                                         ========               =======                =======



                              See accompanying note

                              CARTER HOLDINGS, INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)





                                                                                                         (ACCUMULATED
                                                                                 CLASS C                   DEFICIT)
                                          COMMON       CLASS A      CLASS C      TREASURY     CLASS D       RETAINED
                                           STOCK        STOCK        STOCK        STOCK        STOCK       EARNINGS
                                        ------------ ------------  ----------- ------------- ----------- --------------
BALANCE AT JANUARY 3, 1998.............    $--         $45,168       $14,532     $(1,183)       $300          $(897)
    Sale of Class C Treasury Stock
     (1,000 shares)....................                                               60
    Issuance of Class C Treasury Stock
     (500 shares)......................                                               30
    Purchase of Class C Treasury Stock
     (5,358 shares)....................                                             (320)
    Net income.........................                                                                       3,510
                                        ------------ ------------  ----------- ------------- ----------- --------------
BALANCE AT JANUARY 2, 1999.............     --          45,168        14,532      (1,413)        300          2,613
    Issuance of Class C Treasury Stock
     (1,000 shares)....................                                               60
    Purchase of Class C Treasury Stock
     (8,450 shares)....................                                             (507)
    Net loss...........................                                                                      (3,800)
                                        ------------ ------------  ----------- ------------- ----------- --------------
BALANCE AT JANUARY 1, 2000.............     --          45,168        14,532      (1,860)        300         (1,187)
    Issuance of Class C Treasury Stock
     (1,000 shares)....................                                               60
    Purchase of Class C Treasury Stock
     (1,169 shares)....................                                              (70)
    Net income.........................                                                                      12,653
                                        ------------ ------------  ----------- ------------- ----------- --------------
BALANCE AT DECEMBER 30, 2000..........     $--         $45,168       $14,532     $(1,870)       $300        $11,466
                                        ============ ============  =========== ============= =========== ==============



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