Form 10-K
period 2004-01-03
CARTERS INC
filed 2004-03-19
CIK 1060822

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2004
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:

001-31829 and 333-22155

CARTER'S, INC.
THE WILLIAM CARTER COMPANY
(Exact names of registrants as specified in their charters)

Delaware Massachusetts (States or other jurisdictions of Incorporation or Organization)	13-3912933 04-1156680 (I.R.S. Employer Identification Nos.)
The Proscenium 1170 Peachtree Street NE, Suite 900 Atlanta, Georgia 30309 (Address of principal executive offices, including zip code)
(404) 745-2700 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS Carter's, Inc.'s common stock par value $0.01 per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED: New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐    No ☒

The common equity of Carter's, Inc. was not publicly traded as of the end of our most recently completed second fiscal quarter, and accordingly Carter's, Inc. does not meet the definition of an accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934.

There were 27,985,360 shares of Carter's, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Carter's, Inc., to be held on May 14, 2004, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the SEC not later than 120 days after its fiscal year ended January 3, 2004.

This Form 10-K is a combined annual report being filed separately by two registrants: Carter's, Inc. and The William Carter Company. Unless the context indicates otherwise, any reference in this report to "TWCC" refers to The William Carter Company, the wholly-owned operating subsidiary of Carter's, Inc. "Carter's," "we," "us," and "our" refer to Carter's, Inc. together with TWCC.

The William Carter Company meets the conditions set forth in the General Instructions I(1)(a) and (b) of Form 10-K, and is filing this form with the reduced disclosure format pursuant to General Instruction I(2).

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

PART I

        For convenience, unless the context indicates otherwise, in this filing on Form 10-K, "TWCC" refers to The William Carter Company, the wholly-owned operating subsidiary of Carter's, Inc. "Carter's," "we," "us," and "our" refer to Carter's, Inc. together with TWCC.

        Our market share data is based on information provided by the NPD Group, Inc. References to market share in this annual report mean our share expressed as a percentage of total retail revenues of a market unless otherwise indicated. The baby's and young children's market includes products in sizes 3 months to size 7.

ITEM 1. BUSINESS

        On September 30, 2003, Carter Holdings, Inc., a Massachusetts corporation, re-incorporated in Delaware and changed its name by forming and subsequently merging with and into its new wholly-owned Delaware subsidiary. The surviving company is named Carter's, Inc. Carter's, Inc. derives all of its operating income and cash flow from TWCC, a Massachusetts corporation. Carter's, Inc. has no assets or investments other than the shares of stock of TWCC.

        Carter's is the largest branded marketer of apparel for babies and young children in the United States based on our 2003 market share of 6.7%. This share grew from 4.8% in 2002. Over our 139 years of operation, Carter's has become one of the most highly recognized and most trusted brand names in the children's apparel industry. We focus on providing high-quality, basic products at prices that deliver an attractive value to consumers. We sell our products under the Carter's and Carter's Classics brands in our wholesale channel to approximately 370 department store, national chain, and specialty store accounts. Additionally, we operate 169 Carter's retail stores located primarily in premier outlet centers throughout the United States. We also sell our products in the mass channel under the Tykes brand in over 1,200 Target stores and under our Child of Mine brand in over 2,900 Wal-Mart stores. Our wholesale channel represented 51% of our total net sales, our retail stores represented 37% of our total net sales, and the mass channel represented 12% of our total net sales for the fiscal year ended January 3, 2004.

        Since 1992, when the current management team joined Carter's, we have increased net sales from $227 million to $704 million. Over the past five years, we have increased net sales at a compounded annual growth rate of 11.8%, and we have increased operating income from $27.4 million to $74.6 million, yielding a compounded annual growth rate of approximately 22.2%. During this five-year period, our pre-tax results were decreased in 1999 by plant closure costs of $7.1 million, in 2001 by acquisition-related charges of $11.3 million, debt extinguishment charges of $12.5 million, and plant closure costs of $4.0 million, and in 2003 by debt extinguishment charges of $9.5 million, a management fee termination charge of $2.6 million, and plant closure costs of $1.0 million.

        Carter's baby and sleepwear core products are basic, high-volume apparel for babies and young children and include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets. Our top ten baby and sleepwear core products accounted for more than 80% of our baby and sleepwear net sales in 2003. We believe these core products are consumer staples and are insulated from changes in fashion trends. Whether they are shopping for their own children or purchasing gifts, consumers provide consistent demand for our products as they start wardrobes for the four million babies born each year and replace clothing outgrown by babies and young children. In 2003, we sold over 148 million units of Carter's products to our wholesale customers, mass channel customers, and through our retail stores, an increase of approximately 42% from 2002.

        In the department store, national chain, outlet, specialty store, and off-price sales channels, we are the largest brand of apparel for babies and young children with 9.3% of the market, up from 7.3% last year. Our aggregate market shares in fiscal 2003 in these channels were approximately 25% for layette and 27% for sleepwear for babies and young children, which represent greater than four and three times, respectively, the market shares of the next largest brands. In these channels, our share of the playclothes market for babies and young children grew from 4.8% in 2002 to 7.1% in 2003.

        Carter's top wholesale customers are leading children's retailers in the United States and include: Kohl's, Babies "R" Us, JCPenney, Sears, May Company, Federated, and Mervyn's. In the fourth quarter of 2000, we began selling our products in the mass channel by launching the Tykes brand in all Target stores nationwide. In June of 2003, we began shipping products under our new Child of Mine brand, which are now being sold in substantially all Wal-Mart stores in the United States. In addition, we extend the reach of the Carter's, Carter's Classics, Tykes, and Child of Mine brands in our channels through licensing arrangements with 18 marketers of related baby and young children's products who collectively generated $142.4 million of branded wholesale and mass channel sales in 2003, resulting in $11.0 million of royalty income to us. See "Business—Products and Markets—Licensed Products" for a listing of our licensees.

        Principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700. Our Internet address is www.carters.com. We make our SEC filings available through our Internet website and in print upon request. We also make available on our Internet website, the Carter's Code of Business Ethics and Professional Conduct, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors.

PRODUCTS AND MARKETS

        We design, source, manufacture, and market a broad array of baby and young children's apparel. We have three cross-functional product teams focused on baby, sleepwear, and playclothes. These teams are skilled in identifying and developing high-volume, core products. Each team includes members from design, sourcing, product development, forecasting, and supply chain logistics. The teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems. We also license our brand names to other companies to create a complete collection of coordinating products, such as bedding, strollers, underwear, shoes, room décor, and toys. The licensing team directs the use of our designs, art, and selling strategies to all licensees.

        We believe this disciplined approach to product design reduces risk and large seasonal fluctuations while shortening the development cycle. Our product strategy is built on developing and marketing high-volume, core products that are differentiated by creative art and application. We design our products with simple and cost-effective construction. A high percentage of the products continue from season to season with the same fabric and construction, and are varied only through color and the artistic application of embroideries, colors, and/or prints. We have a validation process for testing and introducing products. Artwork, color, and product silhouettes are tested with consumers, key wholesale accounts, and an internal creative steering committee. We also apply quantitative measurements such as pre-season bookings, tests of new products prior to launch in retail stores, weekly over-the-counter selling results, and daily re-order rates on baby products.

Baby

        We are the leading brand in layette. In fiscal 2003, we generated $303.1 million in net sales of these products, in all of our sales channels, representing 43% of our total net sales.

        In fiscal 2003, in the department, national chain, outlet, specialty store, and off-price sales channels, our aggregate market share based on retail sales was approximately 25% for layette, which represents greater than four times the market share of the next largest brand. We sell a complete range of layette products for newborns, primarily made of cotton. Our layette products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers. We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers. Carter's Classics consists of small coordinated layette programs designed for first-time mothers and gift-givers. Carter's Starters, the largest component of our layette business, provides mothers with all the essentials in value-focused multi-packs.

Sleepwear

        Carter's sleepwear products include pajamas, cotton long underwear, and blanket sleepers in sizes 12 months to 7. In fiscal 2003, we generated $159.2 million in net sales of these products, in all of our sales channels, or 23% of our total net sales.

        We are the leading supplier of sleepwear for babies and young children within the department, national chain, outlet, specialty store, and off-price sales channels in the United States. In fiscal 2003, in these channels, our market share was approximately 27%, which represents more than three times the market share of the next largest brand. As in layette, we try to differentiate our sleepwear products from the competition by offering high-volume, core products with creative artwork utilizing consumer-tested prints and embroideries.

Playclothes

        Carter's playclothes products include knit and woven cotton apparel for everyday use in sizes 3 months to 7. In fiscal 2003, we generated $186.2 million in net sales of these products, or 26% of our total net sales. The market for baby and young children's playclothes in fiscal 2003 was more than five times the size of the layette and sleepwear markets combined. The playclothes market in the department, national chain, outlet, specialty store, and off-price sales channels in 2003 was $8.5 billion and our market share in those channels was approximately 7.1%, up from 4.8% in 2002. We continue to focus on strengthening our playclothes products by developing a base of high-volume, core products that utilize original print designs and innovative artistic applications. We believe this product focus, in addition to our high brand name awareness, strong wholesale customer relationships, and expanded global sourcing network, is increasing our playclothes sales.

Other Products

        The remainder of our product offering includes bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room décor, and hair accessories. In fiscal 2003, we generated $55.3 million in sales of these other products in our retail stores.

Licensed Products

        We extend our consumer reach by licensing our brands to 18 marketers of related products. These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and artwork. Our license agreements require strict adherence to our quality and compliance standards and to a multi-step product approval process. We are very involved with each of our licensing partners in developing the products and ensuring they fit within our vision of high-quality, core products at a good value to the consumer. In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated real estate for licensed product categories. Our licensed products provide our customers and consumers with a range of Carter's, Carter's Classics, Tykes, and Child of Mine products that complement and expand upon our core baby and young children's apparel. In fiscal 2003, our licensees, who are listed below, generated net sales of $142.4 million on which we earned $11.0 million in royalty income.

Licensee	Product(s)
Baby Boom	Diaper Bags and Room Décor
C.R. Gibson	Baby Books, Stationery, and Photo Albums
Goldbug	Hosiery and Soft Shoes
J Lamb	Mattress Pads
Kids II	Developmental Toys and Bouncers
Kolcraft	Hard Goods
K & R	Swimwear
Nolan Glove	Hats and Gloves
Pico	Underwear
Prestige Toy	Plush Toys
Rashti & Rashti	Gift Sets
Riegel	Bedding
Riviera	Hairwear and Sunglasses
The Rug Market	Rugs
Samara	Outerwear
Vida Shoes	Shoes
Yardley	Toiletries
York	Wallpaper and Borders

MULTIPLE SALES CHANNELS

        We have expanded our consumer reach by increasing sales to our wholesale accounts, opening new retail stores, and expanding into the mass channel. We sell our products to top retailers in the country and through our own retail outlet and strip center stores. In fiscal 2003, sales through the wholesale channel accounted for 51% of our total net sales, sales through our retail stores accounted for 37% of our total net sales, while sales through the mass channel accounted for 12% of our total net sales. In 2003, we derived approximately 45.7% of our total net sales from our top eight customers. We expect that these customers will continue to represent a significant portion of our sales in the future. However, we do not enter into long-term sales contracts with our key customers, relying instead on long-standing relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of our key customers may significantly decrease its or their business with us or terminate its or their relationships with us. Any such decrease or termination or a decrease in our key customers' business could result in a material decrease in our revenue. In 2003, no one wholesale or mass channel customer accounted for more than 10% of our consolidated net sales.

        Business segment financial information for the wholesale, retail, and mass channel segments is contained in ITEM 8 "Financial Statements and Supplementary Data," Note 14—"Segment Information" to the accompanying consolidated financial statements.

Wholesale Channel

        Our top wholesale customers are leading children's retailers in the United States and include: Kohl's, Babies "R" Us, JCPenney, Sears, May Company, Federated, and Mervyn's. We sell our products in the United States through a network of approximately 30 sales professionals. Our sales professionals work with their department or specialty store accounts to establish annual plans for our layette and baby apparel products within the Carter's line which we refer to as core basics. Once we establish an annual plan with an account, we place the majority of our accounts on our weekly automatic reorder plan for core basics. Automatic reorder allows us to plan our sourcing requirements and benefits our wholesale customers and us by maximizing our customers' in-stock positions, thereby improving sales and profitability. Our sleepwear and playclothes products are planned and ordered seasonally as we introduce new products.

        We intend to drive continued growth with our wholesale customers through our focus on managing our key accounts' business through product mix, fixturing, brand presentation, and advertising. We believe that we maintain strong account relationships and drive brand growth through frequent meetings with our key wholesale customers.

Retail Channel

        We operate 169 retail stores in 39 states, of which 149 are in outlet centers and 20 are in strip centers. These stores carry a complete assortment of first-quality baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,900 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. We believe our consistent and well-defined pricing strategy, coupled with a broad assortment of basic products, has made our stores a destination location within many outlet and strip centers.

        We have established a disciplined real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density. We believe that we are located in many of the premier outlet centers in the United States and that we are successfully adding high-volume strip center locations to our portfolio.

Mass Channel

        The market for baby and young children's apparel in the mass channel was $5.6 billion in 2003, or 31%, of total baby and young children's apparel sales. In the fourth quarter of 2000, we entered the mass channel by launching the Tykes brand in all Target stores nationwide. The Tykes product line includes layette, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and room décor products. During the second quarter of 2003, we launched our Child of Mine brand in substantially all Wal-Mart stores in the United States.

MARKETING

        Our strategy has been to drive our brand image as the leader in baby and young children's apparel and to consistently provide quality products at a great value to consumers. We employ a disciplined marketing strategy, which identifies and focuses on core products. This marketing strategy focuses on brand and product presentation at the consumer point-of-purchase as we continue to invest in providing our major retail customers with display units that clearly present our core products on their retail floors. We also strive to provide our wholesale and mass channel customers with consistent, premium service, including delivering and replenishing products on time to fulfill customer and consumer needs.

        We believe that we have strengthened our brand image with the consumer with our marketing focus on differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products through store-in-store shops and advertising with wholesale and mass channel customers.

PRODUCT SOURCING

        Growth in recent years has been driven by strong product performance made possible through our global sourcing network. We have hired additional people with experience in sourcing products from the Far East, such as the ability to evaluate vendors, familiarity with foreign supply sources, and experience in sourcing logistics particular to the Far East. We have recruited people with these skills from Disney, Mast Industries, The Limited, The Gap, and other apparel companies. In connection with our global sourcing initiatives we have closed our domestic manufacturing operations, including textile, printing, cutting, embroidery, and sewing facilities. We also closed three offshore sewing facilities. Fabric we previously produced is currently purchased from third-party manufacturers. We continue to operate two sewing facilities in Mexico.

        Since launching our global sourcing initiative, we have experienced significant increases in product quality, lower product costs, and improvement in product margins, enabling us to more competitively price our products, accelerate revenue growth, increase sales, and successfully enter the mass channel. We will attempt to realize further benefits and cost reductions through advanced information systems, the expansion of global sourcing relationships, reductions in stock-keeping units and product complexity, and our continued focus on core product offerings.

        Our network consists of approximately 100 vendors located in more than 15 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide significant capacity for growth.

DEMOGRAPHIC TRENDS

        In the United States, there were approximately four million births reported in 2002 and demographers project a progressive increase in births over the next 20 years. Favorable demographic trends further support continued strength in the market for baby and young children's products. Highlights of these trends include:

  •
  parents are having children later in life and have higher incomes when their children are born;

  •
  40% of all births are first children, which we believe leads to higher initial spending; and

  •
  grandparents are a large and growing market and are spending more money on their grandchildren than previous generations spent.

COMPETITION

        The baby and young children's apparel markets are highly competitive. Competition generally is based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers compete in the baby and young children's apparel markets. Our primary competitors include Oshkosh B'Gosh, Gerber, Disney, and private label product offerings. We also compete with specialty store retailers, including The Gap, Gymboree, and The Children's Place. Most retailers, including our customers, have significant private label product offerings in playclothes and baby that compete with us. Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe, however, that our combination of brand strength, size, and operational expertise positions us well against these competitors.

ENVIRONMENTAL MATTERS

        We are subject to various federal, state, and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties, and costs. Generally, compliance with environmental laws has not had a material impact on our operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on our operations.

TRADEMARKS, COPYRIGHTS, AND LICENSES

        We own many trademarks and tradenames, including Carter's®, Carter's® Classics, Celebrating Childhood™, Celebrating Imagination®, Child of Mine®, Jiffon®, Just One Year®, and Nevabind® as well as copyrights, many of which are registered in the United States and in 60 foreign countries. Under an agreement with The Little Tikes Company, we have licensed the right to use and sublicense the Tykes trademark for use on certain products sold primarily at Target stores.

        We license the Carter's, Carter's Classics, and Child of Mine names, and sublicense the Tykes name along with many of our trademarks and tradenames to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, room décor, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys, and shoes. We license the rights to John Lennon's Real Love artwork collection and the artwork of Eric Carle under agreements that expire December 31, 2004 and December 31, 2005.

EMPLOYEES

        As of January 3, 2004, we had 4,214 employees, 1,870 of whom were employed on a full-time basis in our domestic operations, 1,013 of whom were employed on a part-time basis in our domestic operations, and 1,331 of whom were employed on a full-time basis in our offshore operations. None of our employees are unionized. We have had no labor-related work stoppages and believe that our labor relations are good.

ITEM 2. PROPERTIES

        We operate 169 leased retail stores located primarily in premier outlet and strip centers across the United States, having an average size of approximately 4,900 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options. Domestically, we own three distribution facilities, two in Georgia and one in Pennsylvania. We also own two office buildings in Georgia. We lease office space in four buildings, two in Georgia, one in Connecticut, and one in New York. We lease one distribution facility in Georgia. In February 2001, we entered into a ten-year lease agreement for our corporate office in Atlanta, Georgia. In January 2003, we entered into a seven-year lease agreement, with a cancellation option after four years, for a new distribution facility in Stockbridge, Georgia. Internationally, we lease two sewing facilities in Mexico and two facilities in Costa Rica. The leases in Costa Rica will be terminated at the end of March 2004, as a result of the recent plant closures. Aggregate lease commitments as of January 3, 2004 for the above rental properties are as follows: fiscal 2004—$17.9 million; fiscal 2005—$15.4 million; fiscal 2006—$12.8 million; fiscal 2007—$9.8 million; fiscal 2008—$6.6 million, and $14.7 million for the balance of these commitments beyond fiscal 2008.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we have been involved in various legal proceedings. We believe that all of such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation will have a material adverse effect on our financial condition, cash flows, or results of operations.

        On August 21, 2002, a lawsuit was filed against us in the state court of Fulton County, State of Georgia by T.N.S. Mills, Inc. and Bowling Green Spinning Company in which the plaintiffs are claiming damages of approximately $830,000 related to an alleged oral guarantee of money owed to them by a third-party vendor. We have not provided for this exposure, as we believe that this claim is without merit and we intend to vigorously defend this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 9, 2003, the stockholders of Carter's, Inc. acted by written consent to approve our 2003 Equity Incentive Plan and our Amended and Restated Annual Incentive Compensation Plan.

        No other matters were submitted to our stockholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since October 24, 2003, Carter's, Inc.'s common stock has traded on the New York Stock Exchange under the symbol CRI. Prior to October 24, 2003, Carter's, Inc.'s common stock was not publicly traded. The last reported sale price per share of Carter's common stock on March 17, 2004 was $30.30, and on that date there were 3,171 holders of record of Carter's, Inc.'s common stock.

        The following table sets forth for the period indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2003	High	Low
Fourth quarter (commencing October 24, 2003)	$29.90	$23.40

DIVIDENDS

        On July 31, 2003, we paid a cash dividend of approximately $24.9 million on the outstanding shares of Carter's, Inc.'s common stock to the stockholders of record as of July 30, 2003. At the same time, we paid a special bonus of approximately $2.5 million to our vested option holders. This special bonus was recorded as compensation expense during the third quarter of 2003.

        Provisions in the senior credit facility restrict us from paying future dividends and making other distributions and transfers (see Note 5 to the accompanying consolidated financial statements included in ITEM 8 of this Annual Report on Form 10-K). We do not anticipate paying additional cash dividends on Carter's, Inc.'s common stock in the foreseeable future but intend to retain future earnings, if any, for debt reduction, reinvestment in the future operation, and expansion of our business and related development activities. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and such other factors as our board of directors deems relevant. Provisions in the indenture governing TWCC's senior subordinated notes restrict its ability to pay dividends to Carter's, Inc. except to the extent that TWCC has cumulative net income, in which case it may use 50% of such amount to pay dividends or make other restricted payments.

EQUITY COMPENSATION PLAN INFORMATION

        The following table shows certain information concerning Carter's, Inc.'s common stock to be issued in connection with our equity compensation plans as of January 3, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,834,432	$5.23	509,764
Equity compensation plans not approved by security holders	—	—	—

Total	3,834,432	$5.23	509,764

        For a discussion of our equity compensation plans, see Note 6 to the accompanying consolidated financial statements included in ITEM 8 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

        The following information is furnished with regard to all securities sold by the registrant during the fiscal year ended January 3, 2004, which were not registered under the Securities Act.

  (a)
  On February 20, 2003, July 8, 2003, and September 17, 2003, Carter's, Inc. issued options, under its 2003 Equity Incentive Plan, to purchase 76,800, 84,000, and 237,200 shares, respectively, of its common stock to employees and directors. Carter's, Inc. did not receive any consideration for these options. All options issued under the plan expire ten years from the date of grant. The weighted-average exercise price of the options granted on February 20, 2003 was $9.88 and the weighted-average exercise price of the options granted on July 8, 2003 and September 17, 2003 was $13.95.

  (b)
  On May 17, 2003 and September 17, 2003, Carter's, Inc. sold an aggregate of 45,975 shares of its common stock for aggregate consideration of approximately $600,000. These shares were purchased by John R. Welch and Thomas Whiddon, each of whom is a director of Carter's, Inc. Based on representations made by these purchasers, Carter's believes that each of these purchasers was a sophisticated and accredited investor. No general solicitation was made in connection with any of these sales.

        The securities referenced in clause (a) were issued in reliance on the exemption from registration provided by Rule 701 of the Securities and Exchange Commission promulgated under the Securities Act of 1933, as amended, as securities issued pursuant to certain compensatory benefit plans and contracts relating to compensation.

        Based on the circumstances described in clause (b) above, the securities referenced in clause (b) were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of the Securities and Exchange Commission promulgated thereunder, as transactions by an issuer not involving a public offering.

USE OF PROCEEDS

        The registration statement on Form S-1 (SEC file No. 333-98679) for our initial public offering was declared effective October 24, 2003, covering an aggregate of 5,390,625 shares of common stock sold by us and 1,796,875 shares sold by the selling stockholders, primarily Berkshire Partners LLC, and its affiliates, including the underwriters' over-allotment option. The aggregate price of the offering for Carter's, Inc. and the selling stockholders was $136,562,500. The lead underwriter for our initial public offering was Goldman, Sachs & Co.

        On October 29, 2003, we completed the initial public offering of Carter's, Inc.'s common stock. The gross proceeds to us from the offering totaled $102.4 million. We incurred $1.3 million in expenses, in connection with the offering, and paid an underwriting discount of $7.2 million. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding 10.875% senior subordinated notes and pay a redemption premium of approximately $6.7 million and $0.7 million in related accrued interest charges. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement. We also used approximately $11.3 million to prepay amounts outstanding under the term loan as required by the senior credit facility. The remaining proceeds of approximately $11.3 million were utilized for working capital and other general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial and other data as of and for the five fiscal years ended January 3, 2004 (fiscal 2003). As a result of certain adjustments made in connection with the acquisition of Carter's, Inc. by a special purpose entity formed by Berkshire Partners LLC ("Berkshire Partners"), its affiliates, and associated investors (the "Acquisition"), the results of operations for fiscal 2003 and 2002 and the period from August 15, 2001 through December 29, 2001 (the "Successor" periods) are not comparable to prior periods. The selected financial data for the five fiscal years ended January 3, 2004 were derived from our Audited Consolidated Financial Statements. Our fiscal year ends on the Saturday in December or January nearest to the last day of December. Consistent with this policy, fiscal 2003 ended on January 3, 2004 and fiscal 2002 ended on December 28, 2002. As a result, fiscal 2003 contained 53 weeks of financial results and fiscal 2002 contained 52 weeks of financial results.

        The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and ITEM 8 "Financial Statements and Supplementary Data."

	(dollars in thousands, except per share data)
	Successor (a)			Predecessor (b) (c)
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001(d)
	Fiscal Years				Fiscal Years
	2003	2002			2000	1999
OPERATING DATA:
Wholesale sales	$356,888	$301,993	$118,116	$144,779	$244,136	$223,612
Retail sales	263,206	253,751	108,091	127,088	215,280	183,312
Mass channel sales	83,732	23,803	9,573	10,860	3,959	—

Total net sales	703,826	579,547	235,780	282,727	463,375	406,924
Cost of goods sold	448,540	352,151	149,352	182,863	293,340	271,844

Gross profit	255,286	227,396	86,428	99,864	170,035	135,080
Selling, general, and administrative expenses	188,028	174,110	57,987	88,895	135,322	117,334
Acquisition-related charges (e)	—	—	—	11,289	—	—
Writedown of long-lived assets (f)	—	150	—	3,156	—	7,124
Plant closure costs (g)	1,041	—	(268)	1,116	—	—
Deferred charge write-off (h)	—	923	—	—	—	—
Management fee termination (i)	2,602	—	—	—	—	—
Royalty income	(11,025)	(8,352)	(2,624)	(4,993)	(5,808)	(4,233)

Operating income	74,640	60,565	31,333	401	40,521	14,855
Interest income	(387)	(347)	(207)	(73)	(303)	—
Loss on extinguishment of debt (j)	9,455	—	—	12,525	—	—
Interest expense	26,646	28,648	11,307	11,803	18,982	20,437

Income (loss) before income taxes and cumulative effect of change in accounting principle	38,926	32,264	20,233	(23,854)	21,842	(5,582)
Provision for (benefit from) income taxes	15,648	13,011	7,395	(6,857)	8,835	(1,782)

Income (loss) before cumulative effect of change in accounting principle	23,278	19,253	12,838	(16,997)	13,007	(3,800)
Cumulative effect of change in accounting principle, for revenue recognition, net of income tax benefit of $217 (k)	—	—	—	—	354	—

Net income (loss)	$23,278	$19,253	$12,838	$(16,997)	$12,653	$(3,800)

PER COMMON SHARE DATA (l):
Basic net income (loss)	$0.99	$0.86	$0.57	$(0.44)	$0.33	$(0.10)
Diluted net income (loss)	$0.92	$0.82	$0.56	$(0.44)	$0.33	$(0.10)
Dividends	$1.10	—	—	—	—	—
Basic weighted average shares	23,611,372	22,453,088	22,332,136	38,752,744	38,759,508	38,926,812
Diluted weighted average shares	25,187,492	23,544,900	23,086,845	38,752,744	38,759,508	38,926,812
BALANCE SHEET DATA (end of period):
Working capital (m)	$150,632	$131,085	$111,148		$87,862	$83,471
Total assets	646,102	643,349	604,162		327,545	314,944
Total debt, including current maturities	212,713	297,622	298,742		161,400	162,300
Stockholders' equity	272,536	179,359	158,338		69,596	56,953
CASH FLOW DATA:
Net cash provided by operating activities	$40,506	$27,304	$31,113	$168	$24,197	$36,458
Net cash used in investing activities	(16,472)	(15,554)	(247,459)	(9,266)	(19,217)	(12,362)
Net cash (used in) provided by financing activities	(23,535)	(880)	240,514	5,925	(4,698)	(24,667)
OTHER DATA:
EBITDA (n)	$87,401	$79,258	$38,251	$121	$57,687	$31,710
Gross margin	36.3%	39.2%	36.7%	35.3%	36.7%	33.2%
Depreciation and amortization	$22,216	$18,693	$6,918	$12,245	$17,520	$16,855
Capital expenditures	17,347	18,009	9,556	9,480	17,179	12,726

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

        (a)    As a result of the Acquisition, we adjusted our assets and liabilities to their estimated fair values as of August 15, 2001. In addition, we entered into new financing arrangements and changed our capital structure in connection with the Acquisition. At the time of the Acquisition, we adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which affect the amortization of goodwill and other intangibles. Accordingly, the results as of the end of and for the Successor period from August 15, 2001 through December 29, 2001, the Successor fiscal years 2002 and 2003 are not comparable to prior periods.

        (b)    On a pro forma basis, assuming SFAS 142 was in effect for all periods presented, pro forma (loss) income before income taxes and cumulative effect of change in accounting principle for revenue recognition would have been $(21.8) million for the Predecessor period from December 31, 2000 through August 14, 2001, $25.1 million for the Predecessor fiscal year 2000, and $(2.3) million for the Predecessor fiscal year 1999. Pro forma net (loss) income would have been $(15.5) million for the Predecessor period from December 31, 2000 through August 14, 2001, $14.9 million for the Predecessor fiscal year 2000, and $(1.5) million for the Predecessor fiscal year 1999.

        (c)    The stockholder's equity of TWCC as of January 3, 2004 equals that of Carter's, Inc., however, its components of common stock and additional paid-in capital accounts are different. Subsequent to the Acquisition described in Note (a) above, there are substantially no differences in the statements of operations and cash flows of Carter's, Inc. and TWCC and substantially no differences in the balance sheet other than the components of stockholder's equity. Prior to the Acquisition described in Note (a) above, differences existed between Carter's, Inc. and TWCC that resulted from the treatment of $20.0 million in outstanding 12% senior subordinated notes on Carter's, Inc. (formerly Carter Holdings, Inc.). The proceeds of these senior subordinated notes were used by Carter's, Inc. to purchase all of the outstanding redeemable preferred stock of TWCC. As a result, there were differences in the statements of operations between Carter's, Inc. and TWCC in interest expense, debt issuance amortization expense, and income tax expense. Differences in the balance sheets between Carter's, Inc. and TWCC included deferred debt issuance costs, current and deferred taxes, taxes payable, current and long-term debt, and equity. The following provides a reconciliation of the differences in net (loss) income between Carter's, Inc. and TWCC as of and for the Predecessor period from December 31, 2000 through August 14, 2001 and for the Predecessor fiscal years ended December 30, 2000 and January 1, 2000 in addition to TWCC's balance sheet, cash flow, and other data ($000):

	Predecessor
	For the period from December 31, 2000 through August 14, 2001 (d)
		Fiscal Years
		2000	1999
Carter's, Inc. net (loss) income	$(16,997)	$12,653	$(3,800)
Interest expense (net of tax)	992	1,623	1,608
Debt issuance amortization (net of tax)	107	169	168
Loss on extinguishment of debt (net of tax)	1,470	—	—

TWCC net (loss) income	$(14,428)	$14,445	$(2,024)

TWCC Balance Sheet Data:
Working capital (m)		$84,336	$81,508
Total assets		325,988	313,133
Total debt, including current maturities		141,400	142,300
Redeemable preferred stock		19,116	18,902
Common stockholder's equity		65,397	53,615
TWCC Cash Flow Data:
Net cash provided by operating activities	$1,375	$26,637	$38,891
Net cash used in investing activities	(9,266)	(19,217)	(12,362)
Net cash provided by (used in) financing activities	4,718	(7,138)	(27,100)
Other Data:
Depreciation and amortization	$12,245	$17,520	$16,855

        (d)    In the first quarter of 2003, we adopted the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Financial Accounting Standards Board ("FASB") Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Accordingly, charges related to the extinguishment of debt during the Predecessor period from December 31, 2000 through August 14, 2001, as more fully described in note (j) below, have been reclassified to conform to the provisions of SFAS 145.

        (e)    The Acquisition-related charges for the Predecessor period from December 31, 2000 through August 14, 2001 include $4.5 million in management bonuses and $6.8 million in other seller expenses.

        (f)    The writedown of long-lived assets for the Predecessor 1999 fiscal year represents a $6.9 million writedown in the carrying value of our textile facility assets, for which the operations were closed in December 1999, and a loss of approximately $200,000 on property, plant, and equipment related to the closures of three domestic sewing facilities. The $3.2 million writedown of long-lived assets for the Predecessor period from December 31, 2000 through August 14, 2001 relates to the closure of two domestic manufacturing facilities in that period. The $150,000 writedown in the Successor fiscal year 2002 relates to a reduction in the carrying value of land and building held for sale located in Barnesville, Georgia that was sold in the Successor fiscal year 2003.

        (g)    The $1.1 million in plant closure costs for the Predecessor period from December 31, 2000 through August 14, 2001 relate to closure costs associated with two domestic manufacturing facilities. The $1.0 million in plant closure costs for the Successor 2003 fiscal year relates to the closure of our two sewing facilities located in Costa Rica and includes $0.2 million of asset impairment charges, $0.5 million of severance, and $0.3 million of other closure costs.

        (h)    The deferred charge write-off in the Successor fiscal year 2002 reflects the write-off of $0.9 million of previously deferred costs associated with the filing of a registration statement on Form S-1 in August 2002, to register an initial public offering of Carter's, Inc.'s common stock.

        (i)    Reflects the payment of $2.6 million to terminate the Berkshire Partners LLC management agreement upon completion of our initial public offering of Carter's, Inc.'s common stock on October 29, 2003.

        (j)    Debt extinguishment charges for the Predecessor period December 31, 2000 through August 14, 2001 reflect the write-off of debt issuance costs of approximately $4.7 million and a debt redemption premium of approximately $7.8 million. Debt extinguishment charges for the Successor 2003 fiscal year reflect the write-off of $2.4 million of debt issuance costs resulting from the redemption of $61.3 million of our 10.875% senior subordinated notes and the prepayment of $11.3 million in term loan indebtedness, a debt redemption premium of approximately $6.7 million, and a $0.4 million write-off of the related note discount.

        (k)    In fiscal 2000, we recorded the cumulative effect of a change in accounting principle in order to comply with guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." On a pro forma basis, assuming this accounting change for revenue recognition is applied retroactively, net income (loss) would have been $13.0 million in fiscal 2000 and $(3.4) million in fiscal 1999.

        (l)    As a result of the Acquisition, our capital structure and the number of outstanding shares were changed. Accordingly, earnings per share in Predecessor periods are not comparable to earnings per share in Successor periods.

        (m)    Represents total current assets less total current liabilities.

        (n)    EBITDA represents earnings before interest, income tax expense, depreciation, and amortization. EBITDA is presented because it is one measurement used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties, in evaluating performance of companies in our industry. EBITDA also closely tracks, after specified adjustments, the defined terms "Consolidated Adjusted EBITDA" and "Consolidated Cash Flow" that are the bases for calculating our financial debt covenants and restrictions under the senior credit facility and our senior subordinated notes. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America. It should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, or an alternative to net income indicating our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles in the United States of America. Our definition and calculation of EBITDA may not be comparable to similarly titled measures used by other companies.

        A reconciliation of EBITDA to net income (loss) is presented below ($000):

	Successor (a)			Predecessor (b)
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001 (d)
	Fiscal Years				Fiscal Years
	2003	2002			2000	1999
EBITDA	$87,401	$79,258	$38,251	$121	$57,687	$31,710
Depreciation and amortization expense	(22,216)	(18,693)	(6,918)	(12,245)	(17,520)	(16,855)
Interest income	387	347	207	73	303	—
Interest expense	(26,646)	(28,648)	(11,307)	(11,803)	(18,982)	(20,437)
(Provision for) benefit from income taxes	(15,648)	(13,011)	(7,395)	6,857	(8,835)	1,782

Net income (loss)	$23,278	$19,253	$12,838	$(16,997)	$12,653	$(3,800)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this annual report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results. We based these statements on assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled "Risk Factors" in our final prospectus dated October 23, 2003. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the "Risk Factors" section. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this annual report.

OVERVIEW

        We are the largest branded marketer of apparel for babies and young children in the United States based on our market share of 6.7%. We sell our products to approximately 370 department store, national chain, and specialty accounts, which together accounted for 51% of our net sales during fiscal 2003. Additionally, we operate 169 Carter's retail stores, which accounted for 37% of our net sales during fiscal 2003. We also sell our products in the mass channel under the Tykes brand in over 1,200 Target stores and under our Child of Mine brand in over 2,900 Wal-Mart stores. Sales from the mass channel accounted for 12% of our net sales during fiscal 2003.

        Consolidated net sales have increased from $406.9 million in 1999 to $703.8 million in 2003. This represents a compound annual growth rate of 14.7%. During this period, wholesale net sales have increased at a compound annual growth rate of 12.4%, from $223.6 million to $356.9 million; net sales at our Carter's retail stores increased at a compound annual growth rate of 9.5% from $183.3 million to $263.2 million; and sales in the mass channel (which began during the fourth quarter of 2000) increased from $4.0 million to $83.7 million. We believe the increase in wholesale net sales resulted primarily from the strength of the Carter's brand in the market place relative to our branded and private label competitors. The increase in our retail stores net sales resulted primarily from new store openings. We believe the mass channel represents a significant growth opportunity for us given the strength of the Tykes brand at Target and our Child of Mine brand at Wal-Mart. In 2003, Target and Wal-Mart together represented 23% of all sales of apparel products for babies and young children in the United States.

        Growth in recent years has been driven by strong product performance made possible through our global sourcing strategy. We have hired additional people with experience in sourcing products from third-party manufacturers throughout the world, primarily from the Far East. Since launching our global sourcing initiative, we have experienced significant improvement in product quality, lower product costs, and improvement in product margins. Our global sourcing network has also provided the opportunity to more competitively price our products and increase market share. Our expanded sourcing network has also enabled us to enter the mass channel. In December 2000, we successfully launched the Tykes brand at all Target stores. Additionally, during the second quarter of 2003, we began shipping products under our Child of Mine brand to substantially all Wal-Mart stores in the United States.

        On October 29, 2003, we completed an initial public offering of Carter's, Inc.'s common stock including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily

Berkshire Partners LLC and its affiliates. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement and used approximately $11.3 million to prepay amounts outstanding under the term loan as required by the senior credit facility. The remaining proceeds were used for working capital and other general corporate purposes.

        On August 15, 2001, investment funds affiliated with Berkshire Partners LLC purchased control of Carter's, Inc. from Investcorp S.A., which had been our controlling stockholder since acquiring us in 1996. Financing for the Acquisition and related transactions totaled $468.2 million and was provided by: $24.0 million in new revolving loan facility borrowings; $125.0 million in new term loan borrowings; $173.7 million from the sale by TWCC of senior subordinated notes; and $145.5 million of capital invested by investment funds affiliated with Berkshire Partners LLC and other investors, which included rollover equity by our management of $18.3 million.

        The proceeds of the Acquisition and financing were used to purchase our existing equity ($252.5 million), pay for selling stockholders transactions expenses ($19.1 million), pay for buyers' transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million), and to retire all outstanding balances on previously outstanding long term debt, including accrued interest thereon ($174.8 million). In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes.

        As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. The seven and one-half month period prior to the Acquisition includes certain Acquisition-related charges, principally sellers' expenses, such as management bonuses and professional fees, debt extinguishment charges for debt redemption premiums, and the write-off of deferred debt issuance costs on debt retired as a result of the Acquisition and refinancing. The Predecessor periods include amortization expense on our tradename and goodwill. The Successor periods reflect increased interest expense, the amortization of licensing agreements, and cessation of amortization on our tradename and goodwill due to the adoption of SFAS 141 and SFAS 142. Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

        For discussion purposes only, our 2001 results discussed below represent the mathematical addition of the historical results for the Predecessor period from December 31, 2000 through August 14, 2001 and the Successor period from August 15, 2001 through December 29, 2001. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis, due to the new basis of accounting established at the Acquisition date. However, management believes it is the most meaningful way to comment on the results of operations.

        Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. Consistent with this policy, fiscal 2003 ended on January 3, 2004 and as a result, contained 53 weeks of financial results. Fiscal 2002 ended on December 28, 2002 and contained 52 weeks of financial results. Fiscal 2001 ended on December 29, 2001 and contained 52 weeks of financial results.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2003	2002	2001
Statements of Operations:
Wholesale sales	50.7%	52.1%	50.7%
Retail sales.	37.4	43.8	45.4
Mass channel sales	11.9	4.1	3.9

Net sales	100.0	100.0	100.0
Cost of goods sold	63.7	60.8	64.1

Gross profit	36.3	39.2	35.9
Selling, general, and administrative expenses	26.7	30.0	28.3
Other charges	0.5	0.1	3.0
Royalty income	(1.6)	(1.4)	(1.5)

Operating income	10.6	10.5	6.1
Loss on extinguishment of debt	1.4	—	2.4
Interest expense, net	3.7	4.9	4.4

Income (loss) before income taxes	5.5	5.6	(0.7)
Provision for income taxes	2.2	2.3	0.1

Net income (loss)	3.3%	3.3%	(0.8)%

Number of retail stores at end of period	169	156	151

FISCAL YEAR ENDED JANUARY 3, 2004 COMPARED WITH FISCAL YEAR ENDED DECEMBER 28, 2002

        NET SALES.    Consolidated net sales for fiscal 2003 were $703.8 million, an increase of $124.3 million, or 21.4%, compared to $579.5 million in fiscal 2002. This revenue growth has been driven by strong product performance resulting from our focus on improving the value of our core products through the expansion of our global sourcing network, effective merchandising strategies, and revenue from our new Child of Mine brand launched in June 2003 which is now being sold in substantially all Wal-Mart stores in the United States.

        Total wholesale sales increased $54.9 million, or 18.2%, to $356.9 million in fiscal 2003 from $302.0 million in fiscal 2002. In fiscal 2003, wholesale sales, excluding off-price sales, increased $49.6 million, or 17.4%, to $335.2 million from $285.5 million in fiscal 2002. The increase in wholesale sales during fiscal 2003 reflects the growth of our baby and playclothes product lines offset by lower sleepwear revenue. This performance was driven by our focus on improving the value of our high-volume, core products and focus on improving customer service levels.

        Mass channel sales increased $59.9 million to $83.7 million in fiscal 2003 compared to $23.8 million in fiscal 2002. This revenue growth reflects sales of our new Child of Mine brand. Also contributing to this growth were increased sales of the Tykes brand to Target. This growth resulted from additional floor space and productivity gained in existing stores and the opening of new Target stores.

        Retail store sales increased $9.5 million, or 3.7%, to $263.2 million in fiscal 2003 from $253.8 million in fiscal 2002. The driver of the revenue increase in fiscal 2003 was incremental revenue of $20.6 million generated from new store openings offset by the impact of store closures of

$6.8 million and a comparable store sales decline of $4.3 million, or 1.8%, based on 148 locations. During fiscal 2003, we opened 15 stores and closed two stores. There were a total of 169 stores as of January 3, 2004 compared to 156 stores at December 28, 2002.

        GROSS PROFIT.    In fiscal 2003, gross profit increased $27.9 million, or 12.3%, to $255.3 million compared to $227.4 million in fiscal 2002. Gross profit as a percentage of net sales in fiscal 2003 decreased to 36.3% compared to 39.2% in fiscal 2002. The decrease in gross profit, relative to sales, reflects a higher mix of wholesale and mass channel sales, which yield lower margins than similar products sold through our retail channel. Retail sales were 37% of consolidated net sales in 2003 as compared to 44% in 2002. Also contributing to the decline in gross profit, as a percentage of sales, was the impact of accelerated depreciation charges of approximately $1.3 million, recorded in the third and fourth quarters of 2003 relating to the closure of our Costa Rican sewing facilities.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    In fiscal 2003, selling, general, and administrative expenses increased $13.9 million, or 8.0%, to $188.0 million from $174.1 million in fiscal 2002. As a percentage of net sales, these expenses decreased to 26.7% in fiscal 2003 from 30.0% in fiscal 2002. The decrease, relative to sales, was due primarily to our ability to grow revenue at a faster rate than our selling, general, and administrative expenses and a special executive bonus of $5.0 million paid in fiscal 2002 that did not recur in fiscal 2003, partially offset by higher distribution costs driven by unit volume growth and a $2.5 million payment to vested option holders of Carter's, Inc.'s common stock in July 2003.

        PLANT CLOSURE COSTS.    In July of 2003, we decided to exit our Costa Rican sewing facilities given our ability to obtain lower costs from third-party suppliers. In addition to the accelerated depreciation charges, described above, we recorded approximately $0.2 million of asset impairment charges, $0.5 million of severance, and $0.3 million of other closure costs during the third and fourth quarters of 2003. Approximately $0.9 million of additional closure costs will be recorded during the first quarter of 2004.

        MANAGEMENT FEE TERMINATION.    In the fourth quarter of 2003, upon completion of our initial public offering on October 29, 2003, we paid $2.6 million to terminate the Berkshire Partners LLC management agreement. Under the agreement, which was scheduled to expire in 2005, we paid an annual fee of $1.65 million.

        ROYALTY INCOME.    We license the use of the Carter's, Carter's Classics, and Child of Mine names and sublicense the Tykes name to certain licensees. In fiscal 2003, royalty income increased 32.0% to $11.0 million compared to $8.4 million in fiscal 2002. This increase reflects continued expansion of our licensed product placement with our key wholesale customers and licensed sales of our new Child of Mine brand by our licensee partners who began shipping their products during the third quarter of 2003.

        OPERATING INCOME.    Operating income for fiscal 2003 increased $14.1 million to $74.6 million compared to $60.6 million in fiscal 2002. Operating income, as a percentage of net sales, was 10.6% in fiscal 2003 as compared to 10.5% in fiscal 2002. The increase in operating income reflects the benefit from revenue growth, increased gross profit, and leveraging of operating expenses. Fiscal 2003 results included $1.0 million in plant closure costs, $1.3 million in accelerated depreciation, $2.6 million to terminate the Berkshire Partners LLC management agreement, and a $2.5 million special bonus paid to vested option holders in July 2003. Fiscal 2002 results included a $5.0 million special executive bonus, which did not recur in 2003.

        INTEREST EXPENSE, NET.    Interest expense in fiscal 2003 decreased $2.0 million, or 7.2%, to $26.3 million from $28.3 million in fiscal 2002. This decrease is attributable to lower variable interest rates on reduced levels of term loan indebtedness and the redemption of approximately $61.3 million of our 10.875% senior subordinated notes on November 28, 2003, partially offset by an additional week of interest expense.

        LOSS ON EXTINGUISHMENT OF DEBT.    On November 28, 2003, we used the proceeds of the initial public offering to redeem $61.3 million of our 10.875% senior subordinated notes. In connection with this redemption, we incurred redemption premiums of approximately $6.7 million, wrote-off $2.2 million of deferred debt issuance costs, and expensed $0.4 million related to the note discount. We also prepaid $11.3 million in term loan indebtedness and subsequently wrote-off $0.2 million of deferred debt issuance costs.

        INCOME TAXES.    Our effective tax rate was 40.2% for fiscal 2003 and 40.3% for fiscal 2002. Our effective tax rates in fiscal 2003 and 2002 were higher than the statutory rate due to the impact of certain non-deductible costs. See Note 8 to the accompanying consolidated financial statements for the reconciliation of the statutory tax rate to our effective tax rate.

        NET INCOME.    Our fiscal 2003 net income increased 20.9% to $23.3 million as compared to $19.3 million in fiscal 2002 as a result of the factors described above.

FISCAL YEAR ENDED DECEMBER 28, 2002 COMPARED WITH FISCAL YEAR ENDED DECEMBER 29, 2001

        NET SALES.    Consolidated net sales for fiscal 2002 were $579.5 million, an increase of $61.0 million, or 11.8%, compared to $518.5 million in fiscal 2001. This continued revenue growth and strong product performance was driven by our focus on core products, expansion of our global sourcing network, effective merchandising strategies, investments in display units, and the strength of our Carter's brand.

        Wholesale sales increased $39.1 million, or 14.9%, to $302.0 million in fiscal 2002 from $262.9 million in fiscal 2001. In fiscal 2002, wholesale net sales, excluding off-price sales, increased $35.1 million, or 14.0%, to $285.5 million from $250.5 million in fiscal 2001. The increase in wholesale sales during fiscal 2002 reflects the growth of our baby and playclothes product lines due to our focus on improving the value of our core products. This increase was offset by lower demand for our sleepwear product line.

        Mass channel sales increased $3.4 million, or 16.5%, to $23.8 million in fiscal 2002 compared to $20.4 million in fiscal 2001. This revenue growth came primarily from our sleepwear product line, and was due, in part, to strong product performance and increased sales from additional floor space gained in existing stores and through the opening of new Target stores.

        Retail store sales increased $18.6 million, or 7.9%, in fiscal 2002 to $253.8 million from $235.2 million in fiscal 2001. The increase in sales for the year resulted primarily from increased growth in all of our major product markets. Comparable store sales in our retail channel increased 4.4% in fiscal 2002, based on 142 locations, and increased 6.5% in fiscal 2001, based on 138 locations. In addition, sales increased due to incremental revenues generated from ten new stores added during fiscal 2002. Five stores were closed during fiscal 2002, and during fiscal 2001 we opened nine stores and closed five stores.

        GROSS PROFIT.    In fiscal 2002, gross profit increased $41.1 million, or 22.1%, to $227.4 million compared to $186.3 million in fiscal 2001 due to the increased sales and improved gross margin compared to fiscal 2001. Gross profit as a percentage of net sales in fiscal 2002 increased to 39.2% compared to 35.9% in fiscal 2001. This increase in gross margin reflects the continued expansion of our global sourcing strategy, which has enabled us to source better quality products with improved fabric and garment construction at lower costs. These improvements in gross margin also include the impact of a $4.5 million charge recorded in fiscal 2001 related to the amortization of the step-up in the inventory valuation at Acquisition. Excluding this Acquisition adjustment, gross profit, as a percentage of net sales would have been 36.8% in fiscal 2001. Gross margin in 2001 also included plant closure costs and lower margins on excess inventory dispositions.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    In fiscal 2002, selling, general, and administrative expenses increased $27.2 million, or 18.5%, to $174.1 million from $146.9 million in fiscal 2001. As a percentage of net sales, these expenses increased to 30.0% in fiscal 2002 from 28.3% in fiscal 2001. The increase relative to sales was due primarily to a special executive bonus of $5.0 million, increased distribution costs, and fees related to a strategic consulting arrangement. These increases were partially offset by the benefit from our ability to grow revenue at a faster rate than our selling, general, and administrative expenses and $1.3 million in costs incurred in connection with activities leading up to the Acquisition in fiscal 2001.

        ACQUISITION-RELATED CHARGES/WRITEDOWN OF LONG-LIVED ASSETS/DEFFERED CHARGE WRITE-OFF.    In the fourth quarter of fiscal 2002, we recorded a charge of approximately $150,000 related to a reduction in the carrying value of the land and building held for sale located in Barnesville, Georgia. We also expensed approximately $923,000 of previously deferred costs related to the preparation and filing of a registration statement on Form S-1 in August 2002, to register the initial public offering of Carter's, Inc.'s common stock.

        As described in Note 1 to the accompanying consolidated financial statements for the fiscal year ended December 29, 2001, we incurred Predecessor Acquisition-related charges in connection with the sale of our company including $4.5 million in management bonuses and $6.8 million in seller expenses.

        As described in Note 15 to the accompanying consolidated financial statements, we closed two of our manufacturing facilities during the Predecessor period of fiscal 2001. In the first quarter of fiscal 2001, we closed our Harlingen, Texas sewing facility and recognized a charge of approximately $582,000 related to closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $742,000 related to the writedown of the asset value to the sewing facility's estimated net realizable value. In the second quarter of fiscal 2001, we closed our fabric printing operations located in Barnesville, Georgia and recognized a charge of approximately $534,000 related to closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $2.4 million related to the writedown of the asset value to the printing facility's estimated net realizable value. During the Successor period, we recorded $268,000 in reductions to the estimates of closure and termination costs.

        ROYALTY INCOME.    We license the use of Carter's and Carter's Classics names, and sublicense the Tykes name to certain licensees. In fiscal 2002, royalty income generated through our licensees' revenue increased 9.6% to $8.4 million compared to $7.6 million in fiscal 2001 due to the continued extension of our brand through these licensing arrangements.

        OPERATING INCOME.    Operating income for fiscal 2002 increased $28.8 million to $60.6 million compared to $31.7 million in fiscal 2001. Operating income, as a percentage of net sales, increased to 10.5% in fiscal 2002 from 6.1% in fiscal 2001. These increases are due primarily to higher levels of revenue and gross profit in 2002 and the impact of the charges incurred in 2001.

        LOSS ON EXTINGUISHMENT OF DEBT.    As described in Note 1 to the accompanying consolidated financial statements, in connection with the Acquisition and refinancing, we incurred a charge of $12.5 million during the Predecessor period from December 31, 2000 through August 14, 2001, which reflects the write-off of deferred debt issuance costs of approximately $4.7 million and debt redemption premiums of approximately $7.8 million.

        INTEREST EXPENSE, NET.    Interest expense in fiscal 2002 increased $5.5 million, or 24.0%, to $28.3 million from $22.8 million in fiscal 2001. We attribute this increase primarily to the impact of additional borrowings resulting from the Acquisition and refinancing as discussed in Note 1 to the accompanying consolidated financial statements.

        INCOME TAXES.    Our effective tax rate was 40.3% for fiscal 2002; 36.5% for the Successor period from August 15, 2001 through December 29, 2001; and 28.7% for the Predecessor period from December 31, 2000 through August 14, 2001. Our effective tax rate in fiscal 2002 was higher than the statutory rate due to the impact of non-deductible costs. The 28.7% benefit against our pre-tax loss for the Predecessor period is primarily a result of seller's expenses incurred in connection with the Acquisition. See Note 8 to the accompanying consolidated financial statements for the reconciliation of the statutory tax rate to our effective tax rate.

        NET INCOME (LOSS).    Our fiscal 2002 pre-tax income was $32.3 million up from a pre-tax loss of $3.6 million in fiscal 2001. As noted above, fiscal 2002 includes a $150,000 writedown related to a reduction in the carrying value of the land and building held for sale located in Barnesville, Georgia and $923,000 in expenses related to the filing of a registration statement on Form S-1 in August of 2002 to register the initial public offering of Carter's, Inc.'s common stock. Fiscal 2001 includes $11.3 million of Acquisition-related charges, $4.0 million of plant closure and asset impairment charges and $12.5 million in debt extinguishment costs. Our net income for fiscal 2002 was $19.3 million.

LIQUIDITY AND CAPITAL RESOURCES

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

        Net accounts receivable at January 3, 2004 were $65.3 million compared to $53.6 million at December 28, 2002. This increase primarily reflects the growth in revenue including the impact of sales of our new Child of Mine brand to Wal-Mart in 2003.

        Net inventory levels at January 3, 2004 were $104.8 million compared to $105.7 million at December 28, 2002. Inventory levels as of January 3, 2004 include inventory required to support our Child of Mind brand for Wal-Mart, which began shipping at the end of the second quarter of 2003. Average net inventory levels were $117.4 million in fiscal 2003 compared to $95.2 million in fiscal 2002. Average inventory levels are expected to be higher in 2004 based on increases in forecasted demand.

        Net cash provided by operating activities during fiscal 2003 and fiscal 2002 was approximately $40.5 million and $27.3 million. This increase in net cash provided by operating activities in fiscal 2003 as compared to fiscal 2002 is due to our ability to effectively manage inventory levels, our growth in earnings, and fluctuations in accounts receivable, accounts payable, and other liabilities due primarily to timing. Net cash provided by our operating activities in fiscal 2001 was approximately $31.3 million. The decrease in net cash flow provided by operating activities in fiscal 2002 from fiscal 2001 was primarily attributed to increases in accounts receivable and inventory levels partially offset by increases in current liabilities.

        We have invested $17.3 million, $18.0 million, and $19.0 million in capital expenditures during fiscal years 2003, 2002, and 2001. We plan to invest approximately $25.0 million in capital expenditures in fiscal 2004. Major areas for investment include expansion of our distribution capabilities, retail store openings and remodeling, and fixturing programs for our key wholesale customers.

        On October 29, 2003, we completed an initial public offering of Carter's, Inc.'s common stock including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement and used approximately $11.3 million to prepay amounts outstanding under the term loan as required by the senior credit facility. The remaining proceeds were used for working capital and other general corporate purposes.

        In December 2003, we prepaid an additional $6.5 million of term loan indebtedness. At January 3, 2004, we had approximately $212.7 million of debt outstanding, consisting of $113.1 million of senior subordinated notes, $99.6 million in term loan borrowings, and no revolver borrowings, exclusive of approximately $6.5 million of outstanding letters of credit. Average outstanding letters of credit were $8.9 million in fiscal 2003 compared to $12.1 million in fiscal 2002. At January 3, 2004, we had approximately $73.5 million of financing available under our revolver. The revolver will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

        Effective July 29, 2003, our credit facility was amended to, among other things, increase the amount of the commitments under the revolving loan facility from $60.0 million to $80.0 million, provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan, reduce the amount of our mandatory loan prepayment requirement from 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio. Pursuant to the amendment, we are also permitted to repurchase up to $15.0 million of additional senior subordinated notes.

        Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. The outstanding balance of the revolving loan facility is payable in full on August 15, 2006, and interest is payable quarterly, or more frequently in the event we have chosen a Eurodollar rate option available under the terms of the senior credit facility. No principal payments are required on the senior subordinated notes prior to their scheduled maturity in August 2011. Interest is payable semi-annually on the senior subordinated notes in February and August of each year. Prior to the completion of our initial public offering, our semi-annual interest payments on the senior subordinated notes were $9.5 million. After giving effect to the redemption of $61.3 million of the principal amount of these senior subordinated notes, our semi-annual interest payment will be approximately $6.1 million.

        The senior credit facility, as amended, sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Carter's, Inc., excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 25% or 50% of consolidated excess cash flow (50% or 75% prior to the July 29, 2003 amendment), depending on the applicable leverage ratio, as both terms are defined in the amended senior credit facility. The terms of the consolidated excess cash flow condition were effective for fiscal 2002, and accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003 and will be required to make a prepayment of approximately $2.4 million on or before March 31, 2004. The lenders will apply such prepayments first to the term loan and, second, to permanently reduce the revolving loan facility. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

        As previously provided by a management agreement with Berkshire Partners LLC, we agreed to, among other things, pay Berkshire Partners an annual management fee of $1.65 million per year for four years, commencing on the first anniversary of the Acquisition. We paid this fee quarterly, in advance. As described above, upon completion of our initial public offering, this management fee agreement was terminated.

        On July 31, 2003, we paid a cash dividend of approximately $24.9 million on the outstanding shares of Carter's, Inc.'s common stock to the stockholders of record as of July 30, 2003. Concurrently, we paid a special bonus of approximately $2.5 million to our vested option holders. These payments were funded using cash on hand as well as borrowings under our revolver, as described above. We have no current intention of paying further dividends. Our credit facility imposes certain covenants, requirements, and restrictions on actions by us and our subsidiaries that, among other things, restrict the payment of dividends beyond the dividend noted above.

        In July of 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers. As a result of these closures, we have recorded approximately $1,306,000 of accelerated depreciation (included in cost of goods sold), $184,000 of asset impairment charges, $483,000 of severance, and $374,000 of other exit costs during the third and fourth quarters of 2003. We have also incurred approximately $424,000 of federal income tax expense related to the dissolution of the Costa Rican subsidiary (included in the provision for income taxes). During the first quarter of 2004, we expect to incur $0.9 million in additional severance and other exit costs.

        After giving effect to the principal prepayments, described above, and the required excess cash flow prepayment of $2.4 million to be made on or before March 31, 2004, principal borrowings under the term loan are due and payable in quarterly installments of $244,355 from March 31, 2004 through September 30, 2007, and four quarterly payments of approximately $23.4 million from December 31, 2007 through September 30, 2008.

        The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the following fiscal years ($000):

	2004		2005	2006	2007	2008	Thereafter	Total
Long-term debt	$3,336	(a)	$977	$733	$977	$93,589	$113,101	$212,713
Capital lease obligations (see Note 9 to the Consolidated Financial Statements)	164		—	—	—	—	—	164
Operating leases (see Note 9 to the Consolidated Financial Statements)	18,982		16,208	13,164	9,931	6,601	14,719	79,605

Total financial obligations	22,482		17,185	13,897	10,908	100,190	127,820	292,482
Letters of credit	6,539		—	—	—	—	—	6,539

Total financial obligations and commitments	$29,021		$17,185	$13,897	$10,908	$100,190	$127,820	$299,021

(a)
Amount includes a mandatory payment of $2.4 million required by the excess cash flow condition described above. This excess cash flow condition may result in future annual prepayments depending on the consolidated excess cash flow generated in each year.

        In addition to the total financial obligations and commitments in the table above, we have post-retirement benefit obligations, included in other current and other long-term liabilities, as further described in Note 7 to the accompanying consolidated financial statements.

        Based on our current level of operations, anticipated cost savings and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the revolving loan facility, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of the senior subordinated notes on or prior to maturity in 2011.

EFFECTS OF INFLATION AND DEFLATION

        We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. In recent years, there has been deflationary pressure on selling prices. Due to the competitive nature of the children's apparel industry, there is no assurance that this trend will not continue. While we have been successful in offsetting deflationary pressures through product improvements and lower costs with the expansion of our global sourcing network, if deflationary price trends outpace our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

SEASONALITY

        We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. Over the past five fiscal years, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

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

        Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. The following discussion addresses our critical accounting policies, which are those that require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  Revenue recognition:    We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. Such amounts are reflected as reductions of net sales. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and reserve for certain accommodations and allowances that we have granted to our wholesale and mass channel customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

  Inventory:    We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

  Goodwill and tradename:    As of January 3, 2004, we had approximately $360 million in goodwill and tradename assets. The fair value of the Carter's tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 12%. The tradename was determined to have an indefinite life. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of goodwill is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

  Accrued expenses:    Accrued expenses for health insurance, workers compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

  Accounting for income taxes:    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statement of operations.

  Stock-based compensation arrangements:    We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income (loss) of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by SFAS No. 123, "Accounting for Stock-Based Compensation." For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale. Prior to our initial public offering, in the absence of a public market for Carter's, Inc.'s common stock, management and the Board of Directors estimated the market value of Carter's, Inc.'s common stock for all option grants and stock issuances using an approach that applies a multiple to adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related charges, write-downs of long-lived assets, plant closure costs, and a deferred charge write-off. Adjusted EBITDA is not a measurement under generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations). The statement also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. We adopted the provisions of SFAS 143 in the first quarter of fiscal 2003, and the impact of such adoption was not material to our financial position or results of operations for fiscal 2003.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, are effective for fiscal 2003. In the first quarter of 2003, we adopted the provisions of SFAS 145 and the extraordinary item of $7.6 million, recorded in our statement of operations for the Predecessor period from December 31, 2000 through August 14, 2001 has been reclassified as a component of income before income taxes of $12.5 million (pre-tax) with the tax benefit of $4.9 million reclassified as a component of income taxes. Additionally, we have classified $9.5 million of costs related to the redemption of $61.3 million of our 10.875% senior subordinated notes on November 28, 2003 and the prepayment of $11.3 million of our term loan indebtedness on October 29, 2003 as a component of income before income taxes.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations, and terminations to be accrued and recorded as liabilities in financial statements. Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. See Note 15 to the accompanying consolidated financial statements regarding the closure of two of our production facilities in Costa Rica.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition, and Disclosure" ("SFAS 148"). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements. The transition and annual disclosure requirements were effective for us as of December 28, 2002 and the interim disclosure requirements were effective for the first quarter of fiscal 2003. See Note 6 to the accompanying consolidated financial statements.

FORWARD LOOKING STATEMENTS

        Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for 2004 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include a decrease in sales to or the loss of one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children's apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children's apparel business. These risks are described in our final prospectus dated October 23, 2003 under the headings "Risk Factors," "Business—Competition; Certain Risks," and "Statement Regarding Forward-Looking Statements." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates. These risks and our strategies to manage our exposure to them are discussed below.

        We contract for production with third parties primarily in the Far East and South and Central America. While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years. In order to manage this risk, we source products from approximately 100 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States and various local currencies. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations. We do not hedge foreign currency exchange rate risk.

        Our operating results are subject to risk from interest rate fluctuations on our debt, which carries variable interest rates. At January 3, 2004, our outstanding debt aggregated $212.7 million, of which $99.6 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $996,000 and could have an adverse effect on our net income and cash flow. Pursuant to the provisions of our credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7.0% and the arrangement expires on December 7, 2004.

OTHER RISKS

        There also are other risks in the operation of our business specifically related to raw material pricing and our global sourcing network.

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

        We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, any significant decreases in the value of the dollar against foreign currencies, and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products into the United States, or affect our operating income. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations. We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

        We are continually evaluating opportunities to improve our products and reduce our costs. Our remaining sewing facilities, located in Mexico, continue to provide us with an advantageous cost base. If we determine in the future that we are able to source those products at a significantly lower cost with superior quality, we would incur substantial plant-closure, severance, and other charges that we cannot currently predict related to exiting those facilities.

        We enter into various purchase order commitments with full package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Historically, such cancellations and related termination charges have occurred infrequently and have not had a material impact on our business. However, as we rely more heavily on our full-package global sourcing network, we expect to incur more of these termination charges, which could increase our cost of goods sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Carter's, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of Carter's, Inc. and The William Carter Company and its subsidiaries (collectively, the "Company") at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for the years ended January 3, 2004 and December 28, 2002, and for the periods from August 15, 2001 through December 29, 2001 ("Successor," as defined in Note 1), and from December 31, 2000 through August 14, 2001 ("Predecessor," as defined in Note 1), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1 to the consolidated financial statements, controlling ownership of Carter's, Inc., was acquired in a purchase transaction as of August 15, 2001. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of the Predecessor based upon their estimated fair value at August 15, 2001. Accordingly, the financial statements of the Successor are not comparable to those of the Predecessor.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2001 and 2002.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 18, 2004

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	Successor, at
	January 3, 2004	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$36,061	$35,562
Accounts receivable, net of allowance for doubtful accounts of $2,363 in 2003 and $1,880 in 2002	65,318	53,600
Inventories, net	104,760	105,700
Prepaid expenses and other current assets	6,625	4,903
Deferred income taxes	9,045	10,021

Total current assets	221,809	209,786
Property, plant, and equipment, net	50,502	50,476
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $11,875 in 2003 and $6,875 in 2002	3,125	8,125
Deferred debt issuance costs, net	7,666	11,248
Other assets	3,485	4,199

Total assets	$646,102	$643,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,336	$6,346
Accounts payable	30,436	34,669
Other current liabilities	37,405	37,686

Total current liabilities	71,177	78,701
Long-term debt	209,377	291,276
Deferred income taxes	83,196	83,873
Other long-term liabilities	9,816	10,140

Total liabilities	373,566	463,990

Commitments and contingencies
Stockholders' equity:
Carter's, Inc., preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 3, 2004 and December 28, 2002	—	—
Carter's, Inc., common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 27,985,360 shares issued and outstanding at January 3, 2004; 22,548,760 shares issued and outstanding at December 28, 2002 (TWCC's common stock, voting; par value $.01 per share; 200,000 shares authorized, 1,000 shares issued and outstanding at January 3, 2004 and December 28, 2002)	280	225
Additional paid-in capital	241,780	147,043
Retained earnings	30,476	32,091

Total stockholders' equity	272,536	179,359

Total liabilities and stockholders' equity	$646,102	$643,349

The accompanying notes are an integral part of the consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
Net sales	$703,826	$579,547	$235,780	$282,727
Cost of goods sold	448,540	352,151	149,352	182,863

Gross profit	255,286	227,396	86,428	99,864
Selling, general, and administrative expenses	188,028	174,110	57,987	88,895
Acquisition-related charges	—	—	—	11,289
Writedown of long-lived assets	—	150	—	3,156
Plant closure costs	1,041	—	(268)	1,116
Deferred charge write-off	—	923	—	—
Management fee termination	2,602	—	—
Royalty income	(11,025)	(8,352)	(2,624)	(4,993)

Operating income	74,640	60,565	31,333	401
Interest income	(387)	(347)	(207)	(73)
Loss on extinguishment of debt	9,455	—	—	12,525
Interest expense	26,646	28,648	11,307	11,803

Income (loss) before income taxes	38,926	32,264	20,233	(23,854)
Provision for (benefit from) income taxes	15,648	13,011	7,395	(6,857)

Net income (loss)	$23,278	$19,253	$12,838	$(16,997)

Carter's, Inc.
Basic net income (loss) per common share	$0.99	$0.86	$0.57	$(0.44)
Diluted net income (loss) per common share	$0.92	$0.82	$0.56	$(0.44)
Basic weighted average number of shares outstanding	23,611,372	22,453,088	22,332,136	38,752,744
Diluted weighted average number of shares outstanding	25,187,492	23,544,900	23,086,845	38,752,744

The accompanying notes are an integral part of the consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor			Predecessor
	For the years ended		For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	January 3, 2004	December 28, 2002
Cash flows from operating activities:
Net income (loss)	$23,278	$19,253	$12,838	$(16,997)
Loss on extinguishment of debt	9,455	—	—	12,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,216	18,693	6,918	12,245
Amortization of debt issuance costs	1,939	1,631	593	1,010
Amortization of debt discount	126	130	49	—
Non-cash stock compensation expense	323	768	—	60
(Payment of) provision for Acquisition-related charges	—	—	(11,289)	11,289
Non-cash plant closure costs	184	—	(268)	1,116
Writedown of long-lived assets	—	150	—	3,156
Loss (gain) on disposal of assets	61	(9)	(38)	—
Deferred tax provision (benefit)	299	(1,264)	2,911	(7,112)
Effect of changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,718)	(18,132)	4,184	(5,782)
Decrease (increase) in inventories	940	(16,631)	21,150	(13,253)
(Increase) decrease in prepaid expenses and other assets	(2,258)	2,055	(3,000)	1,807
(Decrease) increase in accounts payable and other liabilities	(4,339)	20,660	(2,935)	104

Net cash provided by operating activities	40,506	27,304	31,113	168

Cash flows from investing activities:
Capital expenditures	(17,347)	(18,009)	(9,556)	(9,480)
Proceeds from sale of property, plant, and equipment	275	955	218	214
Payment of buyer's Acquisition costs	—	—	(3,885)	—
Payment to seller for the Acquisition	—	—	(234,236)	—
Collections on loan	600	1,500	—	—

Net cash used in investing activities	(16,472)	(15,554)	(247,459)	(9,266)

Cash flows from financing activities:
Proceeds from Predecessor revolving line of credit	—	—	—	53,500
Payments of Predecessor revolving line of credit	—	—	(12,900)	(40,600)
Proceeds from Successor revolving line of credit	91,600	—	35,350	—
Payments of Successor revolving line of credit	(91,600)	—	(35,350)	—
Proceeds from Successor term loan	—	—	125,000	—
Payments of Successor term loan	(24,138)	(1,250)	—	—
Payments of Predecessor term loan	—	—	(38,700)	(2,700)
Proceeds from issuance of Successor 10.875% Senior Subordinated Notes	—	—	173,693	—
Payment of Predecessor 10 3/8% Senior Subordinated Notes	—	—	(100,000)	—
Payment of Predecessor 12% Senior Subordinated Notes	—	—	(20,000)	—
Redemption of Successor 10.875% Senior Subordinated Notes	(61,250)	—	—	—
Payment of debt redemption premium	(6,661)	—	—	—
Payment of dividend	(24,893)	—	—	—
Payments of capital lease obligations	(263)	(630)	(328)	(642)
Repurchase of capital stock	—	—	—	(60)
Proceeds from issuance of common stock, net of offering costs	93,869	—	127,220	—
Payments of Successor debt issuance costs	(799)	—	(13,471)	—
Proceeds from sale of common stock	600	1,000	—	—
Other	—	—	—	(3,573)

Net cash (used in) provided by financing activities	(23,535)	(880)	240,514	5,925

Net increase (decrease) in cash and cash equivalents	499	10,870	24,168	(3,173)
Cash and cash equivalents at beginning of period	35,562	24,692	524	3,697

Cash and cash equivalents at end of period	$36,061	$35,562	$24,692	$524

The accompanying notes are an integral part of the consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CARTER'S, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except for share data)

	Common stock	Class A stock	Class C stock	Class C Treasury stock	Class D stock	Additional paid-in capital	Retained earnings (accumulated deficit)
Predecessor:
Balance at December 30, 2000	$—	$8	$2	$(1,870)	$—	$59,990	$11,466
Issuance of Class C Treasury Stock (40,000 shares)				60
Purchase of Class C Treasury Stock (40,000 shares)				(60)
Net loss							(16,997)

Balance at August 14, 2001	$—	$8	$2	$(1,870)	$—	$59,990	$(5,531)

Successor:
Balance at August 15, 2001	$223					$145,277	$—
Net income							12,838

Balance at December 29, 2001	223					145,277	12,838
Sales and issuances of common stock (216,624 shares)	2					1,751
Stock compensation on stock options						15
Net income							19,253

Balance at December 28, 2002	225					147,043	32,091
Sales and issuances of common stock (45,975 shares)	1					805
Public offering of common stock, net of offering costs (5,390,625 shares)	54					93,815
Stock compensation on stock options						117
Dividend							(24,893)
Net income							23,278

Balance at January 3, 2004	$280					$241,780	$30,476

See Note 17 to the accompanying consolidated financial statements for The William Carter Company's Consolidated Statement of Changes in Stockholder's Equity.

The accompanying notes are an integral part of the consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

        On September 30, 2003, Carter Holdings, Inc., a Massachusetts corporation re-incorporated in Delaware and changed its name by forming and subsequently merging with and into its new wholly-owned Delaware subsidiary. The surviving company is named Carter's, Inc. In connection with the re-incorporation, Carter's, Inc. effected a 4-for-1 split of its common stock. As a result, the Carter's, Inc.'s common stock share and per share data for all periods presented have been adjusted to reflect this stock split. Carter's, Inc. conducts its operations and derives all its operating income and cash flow through its wholly-owned subsidiary, The William Carter Company ("TWCC"). Carter's, Inc., together with its wholly-owned subsidiary TWCC (collectively "Carter's," "we," "us," and "our") design, source, manufacture, and market premier branded childrenswear under the Carter's, Carter's Classics, Child of Mine, and Tykes labels. Our products are sourced through contractual arrangements with numerous manufacturers throughout the world and internationally through production at company-managed sewing facilities in Mexico. Our sewing operations in Costa Rica were closed in the fourth quarter of 2003. Products are manufactured for wholesale distribution to major domestic retailers and for our 169 retail stores that market our brand name merchandise and certain products manufactured by other companies.

        On October 29, 2003, we completed an initial public offering of Carter's, Inc.'s common stock (the "offering") including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement. We also used approximately $11.3 million to prepay amounts outstanding under the term loan, as required by the senior credit facility. The remaining proceeds of approximately $11.3 million were utilized for working capital and other general corporate purposes.

        On July 12, 2001, a special purpose entity formed by Berkshire Partners LLC and affiliates ("Berkshire Partners") entered into a stock purchase agreement with Carter's, Inc. and all of Carter's, Inc.'s stockholders to acquire substantially all of the stock of Carter's, Inc. except for some equity interests held by our management (the "Acquisition"). The Acquisition was consummated on August 15, 2001. Financing for the Acquisition and related transactions totaled $468.2 million and was provided by: $24.0 million in new revolving loan facility borrowings; $125.0 million in new term loan borrowings (both the revolver and term loan were part of a $185.0 million new senior credit facility entered into by us); $173.7 million of borrowings under a new senior subordinated loan facility (issued by us in connection with an August 15, 2001 private placement); and $145.5 million of capital invested by Berkshire Partners and other investors, which included rollover equity by our management of $18.3 million.

        The proceeds of the Acquisition and financing were used to purchase our existing equity ($252.5 million), pay for selling stockholders transaction expenses ($19.1 million), pay for buyers' transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million), and to retire all outstanding balances on Carter's, Inc.'s and TWCC's previously outstanding long-term debt including accrued interest thereon ($174.8 million). In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes.

        For purposes of identification and description, we are referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition, and "we," "us," and "our" for both periods.

        The Acquisition was accounted for as a purchase. The purchase price for the Acquisition, including related fees and expenses, was allocated to our tangible and identifiable intangible assets and liabilities based upon their estimated fair values with the remainder allocated to goodwill.

        A summary of the total purchase price is as follows ($000):

Total purchase price	$468,193

Allocated to:
Cash and cash equivalents	$7,333
Accounts receivable, net	39,570
Inventories, net	110,219
Prepaid expenses and other current assets	3,525
Property, plant, and equipment	42,569
Assets held for sale	991
Licensing agreements	15,000
Tradename	220,233
Cost in excess of fair value of net assets acquired	139,282
Deferred debt issuance costs	13,427
Other assets	5,432
Accounts payable	(18,340)
Other current liabilities	(25,313)
Closure and exit liabilities	(2,680)
Other long-term liabilities	(10,850)
Net deferred tax liabilities	(72,205)

$468,193

        As a result of the above, our initial capitalization as of the Acquisition date consisted of ($000):

Borrowings on new revolving loan facility	$24,000
Borrowings on new term loan	125,000
Borrowings under new senior subordinated notes	173,693
Common stock	223
Additional paid-in capital	145,277

Total capitalization	$468,193

        The Acquisition related charges in the Predecessor period December 31, 2000 through August 14, 2001 reflect special compensation of $4.5 million paid to management at the closing of the Acquisition and $6.8 million for sellers' transaction costs and fees.

        Debt extinguishment charges in the Predecessor period December 31, 2000 through August 14, 2001 reflect the write-off of deferred debt issuance costs of approximately $4,712,000, and debt redemption premiums of approximately $7,813,000. In the first quarter of 2003, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Financial Accounting Standards Board ("FASB") Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Accordingly, certain charges related to the extinguishment of debt during the Predecessor period from December 31, 2000 through August 14, 2001 have been reclassified to conform with the provisions of SFAS 145.

        The following unaudited pro forma operating data presents the results of operations for the fiscal year ended December 29, 2001 as if the Acquisition had occurred on December 31, 2000, with financing obtained as described above and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 31, 2000, or of future results of operations ($000):

Pro forma for the year ended December 29, 2001
Net sales	$518,507
Operating income	$18,435
Interest expense, net	$30,442
Net loss	$(9,018)

        Included in the pro forma results shown above are the Predecessor's Acquisition-related charges of $4.5 million in special compensation paid to management at the closing of the Acquisition, $6.8 million for sellers' transaction costs, and a charge of $12.5 million related to the Predecessor's write-off of deferred debt issuance costs and debt redemption premiums in connection with the Acquisition. Also included is a one-time $4.5 million charge to cost of sales related to the opening balance sheet step-up to inventory value. In addition, included in the pro forma results shown above are approximately $3.1 million related to the write down of long-lived assets and $848,000 related to other plant closure costs, which were unrelated to the Acquisition.

        On October 30, 1996, Carter's, Inc. was organized on behalf of affiliates of Investcorp S.A. ("Investcorp"), management and certain other investors to acquire 100% of TWCC's previously outstanding common and preferred stock ("the 1996 acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust, and certain management stockholders for a total financed purchased price of $226.1 million. The 1996 acquisition was also accounted for by the purchase method. Accordingly, our assets and liabilities were adjusted at the 1996 acquisition date to reflect the allocation of that purchase price based on estimated fair values.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PREPARATION:

        The accompanying financial statements comprise the consolidated financial statements of Carter's, Inc. and TWCC. Carter's, Inc.'s only asset is its investment in the common stock of TWCC, its wholly-owned subsidiary. As a result, the consolidated financial positions, results of operations, and cash flows of Carter's, Inc. and TWCC are substantially the same. See Note 17 to the consolidated financial statements for additional information.

RECLASSIFICATIONS:

        Certain prior year amounts have been reclassified for comparative purposes.

PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of Carter's, Inc. and those of TWCC and TWCC's wholly-owned subsidiaries. International subsidiaries represented 100% of our sewing production for fiscal year 2003 and approximately 100% and 96% for fiscal years 2002 and 2001. Total net assets (primarily property, plant, and equipment and inventory) at our international subsidiaries were approximately $4.5 million at January 3, 2004 and $9.1 million at December 28, 2002. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

        Our fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect our financial position as of January 3, 2004 and December 28, 2002, and results of operations for the Successor fiscal years ended January 3, 2004 and December 28, 2002, the Successor period August 15, 2001 through December 29, 2001, and the Predecessor period December 31, 2000 through August 14, 2001. The Successor fiscal year ended January 3, 2004 (fiscal 2003) contains 53 weeks. The Successor fiscal year ended December 28, 2002 (fiscal 2002), as well as fiscal 2001 Successor and Predecessor periods, collectively (fiscal 2001), each contain 52 weeks.

CASH AND CASH EQUIVALENTS:

        We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. We had cash deposits, in excess of deposit insurance limits, in four banks at January 3, 2004 and three banks at December 28, 2002.

ACCOUNTS RECEIVABLE:

        Approximately 87% of our gross accounts receivable at January 3, 2004 and 89% at December 28, 2002 were from our ten largest wholesale and mass channel customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 20%) at January 3, 2004 and December 28, 2002. Sales to these customers represent comparable percentages to total wholesale revenues. In 2003, no one wholesale or mass channel customer accounted for more than 10% of our consolidated net sales.

INVENTORIES:

        Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market. We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT, AND EQUIPMENT:

        Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets, and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings—15 to 26 years and machinery and equipment—3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. We capitalize the cost of our fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over a three-year period.

GOODWILL AND OTHER INTANGIBILE ASSETS:

        Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition (or the 1996 acquisition) over the fair value of the net assets acquired.

        Prior to the Acquisition, our tradename and goodwill arising from the 1996 acquisition were being amortized on a straight-line basis over estimated lives of 40 years. However, in connection with the 2001 Acquisition, we adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"), and applied the required provisions of SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). Accordingly, our tradename and goodwill are now deemed to have indefinite lives and are no longer being amortized in the Successor periods. Our licensing agreements, however, recognized in the allocation of the Acquisition purchase price, are being amortized over the average three-year life of such agreements, as it was determined that these agreements have finite lives. Amortization expense on our licensing agreements was $5.0 million in fiscal 2003, $5.0 million in fiscal 2002, and $1.9 million in the period from August 15, 2001 to December 29, 2001, and is expected to be $3.1 million for fiscal 2004.

        The calculation of reported net income (loss) adjusted for goodwill and tradename amortization expense, net of taxes is shown below (dollars in thousands, except per share data):

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
Reported net income (loss)	$23,278	$19,253	$12,838	$(16,997)
Adjustments:
Amortization expense of goodwill	—	—	—	484
Amortization expense of tradename, net of tax benefit of $597	—	—	—	978

Adjusted net income (loss)	$23,278	$19,253	$12,838	$(15,535)

Basic net income (loss) per common share	$0.99	$0.86	$0.57	$(0.44)
Basic adjusted net income (loss) per common share	$0.99	$0.86	$0.57	$(0.40)
Diluted net income (loss) per common share	$0.92	$0.82	$0.56	$(0.44)
Diluted adjusted net income (loss) per common share	$0.92	$0.82	$0.56	$(0.40)

        We adopted the remaining provisions of SFAS 142 as of the beginning of fiscal 2002. In accordance with this statement, we identified our reporting units, and have completed the required assessments for impairment of goodwill (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) and our tradename and found that there was no impairment of either asset, either at the initial adoption date or at the most recent assessment performed as of January 3, 2004.

        We are required to measure our goodwill and tradename for impairment on at least an annual basis or if events or changes in circumstances so dictate.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS:

        We review other long-lived assets, including property, plant, and equipment and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or fair value, less costs to sell.

DEFERRED DEBT ISSUANCE COSTS:

        Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,939,000 for the Successor year ended January 3, 2004, $1,631,000 for the Successor year ended December 28, 2002, $593,000 for the Successor period from August 15, 2001 through December 29, 2001, and $1,010,000 for the Predecessor period from December 31, 2000 through August 14, 2001.

REVENUE RECOGNITION:

        Revenues consist of sales to customers, net of returns, accommodations, deductions, and cooperative advertising. We recognize revenue on wholesale and mass channel sales at the point where both title has passed and all the risks and rewards of ownership have been transferred. We consider revenue realized or realizable and earned when the product has been shipped and all the risks and rewards of ownership have been transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. Such amounts are reflected as reductions of net sales. Retail store revenues are recognized at the point of sale.

        In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met. Prior to 2002, we had accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses. We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling expenses. Accommodations and cooperative advertising of $8.5 million for the Successor period from August 15, 2001 through December 29, 2001, and $5.0 million for the Predecessor period from December 31, 2000 through August 14, 2001, have been reclassified to conform with the current periods' presentation. These reclassifications did not impact net income (loss).

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

        Shipping and handling costs include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general, and administrative expenses. These costs amounted to approximately $22,620,000 for the Successor fiscal year 2003, $19,514,000 for the Successor fiscal year 2002, $6,206,000 in the Successor period from August 15, 2001 through December 29, 2001, and $10,344,000 in the Predecessor period from December 31, 2000 through August 14, 2001.

        With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed would be included in revenue and the related cost would be charged to cost of goods sold. For fiscal years 2003, 2002, and 2001, no such arrangements or billings to customers occurred.

ROYALTIES AND LICENSE FEES:

        We license the Carter's, Carter's Classics, and Child of Mine names to other companies for use on baby and young children's products, including bedding, outerwear, shoes, socks, room décor, toys, stationery, strollers, hair accessories, and related products. These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

        We have licensed the right to use and sublicense the Tykes trademark for use on certain products sold primarily at Target stores. We license the rights to John Lennon's Real Love artwork collection and the artwork of Eric Carle under agreements that expire December 31, 2004 and December 31, 2005.

STOCK-BASED COMPENSATION ARRANGEMENTS:

        We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion No. 25 ("APB 25"). Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). See Note 6 to the consolidated financial statements for additional information.

INCOME TAXES:

        The accompanying financial statements reflect current and deferred tax provisions. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in our deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOWS INFORMATION:

        Interest paid in cash approximated $24,580,000 for the Successor year ended January 3, 2004, $26,886,000 for the Successor year ended December 28, 2002, $10,667,000 for the Successor period August 15, 2001 through December 29, 2001, and $10,792,000 in the Predecessor period from December 31, 2000 through August 14, 2001. Income taxes paid in cash (refunded) approximated $10,968,000 for the Successor year ended January 3, 2004, $12,720,000 for the Successor year ended December 28, 2002, ($62,000) for the Successor period August 15, 2001 through December 29, 2001, and $2,272,000 for the Predecessor period from December 31, 2000 through August 14, 2001.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

        The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE:

        In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares include stock options. All such stock options are reflected in the denominator using the treasury stock method. This method assumes that shares are issued for options that are "in the money," but that we use the proceeds of such option exercises (generally, cash to be paid plus future compensation expense to be recognized) to repurchase shares at the average market value of our shares for the respective periods. We have used our best estimate of the average market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

        The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding for Carter's, Inc.:

	Successor			Predecessor
	For the years ended		For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	January 3, 2004	December 28, 2002
Net income (loss)	$23,278,000	$19,253,000	$12,838,000	$(16,997,000)
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	23,611,372	22,453,088	22,332,136	38,752,744
Dilutive effect of stock options	1,576,120	1,091,812	754,709	—

Diluted number of common and common equivalent shares outstanding	25,187,492	23,544,900	23,086,845	38,752,744

Basic net income (loss) per common share	$0.99	$0.86	$0.57	$(0.44)
Diluted net income (loss) per common share	$0.92	$0.82	$0.56	$(0.44)

RECENT ACCOUNTING PRONOUNCEMENTS:

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations). The statement also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. We adopted the provisions of SFAS 143 in the first quarter of 2003, and the impact of such adoption was not material to our financial position or results of operations for fiscal 2003.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, were effective for fiscal 2003. In the first quarter of 2003, we adopted the provisions of SFAS 145 and the extraordinary item of $7.6 million, recorded in our statement of operations in the Predecessor period from December 31, 2000 through August 14, 2001 has been reclassified in the accompanying consolidated financial statements as a component of income before income taxes of $12.5 million (pre-tax) with the tax benefit of $4.9 million reclassified as a component of income taxes. Additionally, we have classified $9.5 million of costs related to the redemption of $61.3 million of our 10.875% senior subordinated notes on November 28, 2003 and the prepayment of $11.3 million of our term loan indebtedness on October 29, 2003 as a component of income before income taxes.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions that must be met in order for costs associated with contract terminations, facility consolidations, employee relocations, and terminations to be accrued and recorded as liabilities in financial statements. Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 were required to be applied prospectively to exit or disposal activities initiated by us after December 31, 2002. See Note 15 to the consolidated financial statements regarding the closure of two of our production facilities in Costa Rica.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements. The transition and annual disclosure requirements were effective for us as of December 28, 2002 and the interim disclosure requirements were effective for the first quarter of fiscal 2003.

NOTE 3—INVENTORIES:

        Inventories consisted of the following ($000):

	Successor, at
	January 3, 2004	December 28, 2002
Finished goods	$102,921	$99,609
Work in process	1,572	3,509
Raw materials and supplies	267	2,582

	$104,760	$105,700

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT:

        Property, plant, and equipment consisted of the following ($000):

	Successor, at
	January 3, 2004	December 28, 2002
Land, buildings, and improvements	$26,326	$20,928
Machinery and equipment	39,998	30,880
Marketing fixtures	16,972	15,330
Equipment under capital leases	1,768	1,770
Construction in progress	676	—

	85,740	68,908
Accumulated depreciation and amortization	(35,238)	(18,432)

	$50,502	$50,476

        Depreciation and amortization expense ($000) was $17,216 for the Successor year ended January 3, 2004, $13,693 for the Successor year ended December 28, 2002, $5,043 for the Successor period August 15, 2001 through December 29, 2001, and $10,186 for the Predecessor period December 31, 2000 through August 14, 2001.

NOTE 5—LONG-TERM DEBT:

        Long-term debt of TWCC consisted of the following ($000):

	Successor, at
	January 3, 2004	December 28, 2002
Senior credit facility term loan	$99,612	$123,750
10.875% Series B Senior Subordinated Notes due 2011, net of unamortized discount of $649 in 2003 and $1,128 in 2002	113,101	173,872

	212,713	297,622
Current maturities	(3,336)	(6,346)

	$209,377	$291,276

        In connection with the Acquisition, approximately $171.6 million in Predecessor debt was retired, consisting of the previously outstanding $100.0 million of 10 3/8% Series A Senior Subordinated Notes due 2006, $20.0 million of 12% Series B Senior Subordinated Notes due 2006 of Carter's, Inc., $38.7 million in term loan debt outstanding under the Predecessor senior credit facility, and $12.9 million of borrowings under the Predecessor revolving loan facility. Additionally, we incurred a charge in the Predecessor period from December 31, 2000 through August 14, 2001 in the amount of approximately $12.5 million related to the write-off of associated debt issuance costs and redemption premiums. The effective interest rate on variable rate senior credit facility borrowings outstanding was 7.2% at August 14, 2001.

        In connection with the Acquisition, we also entered into a new senior credit facility with Goldman, Sachs & Co., as the lead arranger, Fleet National Bank, as the administrative agent, and other lenders. The senior credit facility initially provided for aggregate borrowings by us of up to $185.0 million, including a $125.0 million term loan and a $60.0 million revolving loan facility. Effective July 29, 2003, our credit facility was amended to, among other things, increase the amount of the commitments under the revolving loan facility from $60.0 million to $80.0 million.

        Prior to July 29, 2003, amounts outstanding under the senior credit facility accrued interest, at our option, at a rate per annum equal to either: (1) the base rate, as defined in the senior credit facility, or (2) an adjusted Eurodollar rate, as defined in the senior credit facility, in each case plus an applicable interest margin. The applicable interest margin for the term loan, determined by reference to the leverage ratio, ranged from 2.25% to 2.75% for Eurodollar rate loans and 2.50% for base rate loans. The applicable interest margin for the revolving loan facility was 3.00% for Eurodollar rate loans and 2.00% for base rate loans. In connection with our senior credit facility amendment effective July 29, 2003, we prepaid our existing Tranche B term loan and replaced it with a new Tranche C term loan providing for a 75 basis point reduction in the applicable interest margins. Effective March 31, 2002, the applicable interest margins for the term loan and the revolving loan facility were subject to quarterly reductions based on our achievement of certain leverage ratios. The interest rate otherwise payable under the senior credit facility would increase by 2.0% per annum during the continuance of payment default. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. Interest on the revolving loan facility is payable quarterly. The effective interest rate on variable rate senior credit facility borrowings outstanding at January 3, 2004 and December 28, 2002 was 3.7% and 4.9%.

        As further described in Note 6 to the consolidated financial statements, we completed an initial public offering of Carter's, Inc.'s common stock on October 29, 2003. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and $0.7 million in related accrued interest charges. Additionally, as required by the senior credit facility, we utilized $11.3 million of the remaining proceeds to prepay amounts remaining under the term loan. Furthermore, on December 31, 2003, we made a voluntary prepayment on the term loan of $6.5 million. As of January 3, 2004, there was $99.6 million in term loan borrowings outstanding and no borrowings under the revolving loan facility (excluding approximately $6.5 million in outstanding letters of credit) and approximately $73.5 million of unused commitment under the senior credit facility for working capital and other purposes.

        The senior credit facility, as amended on July 29, 2003, sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Carter's, Inc., excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 25% or 50% of consolidated excess cash flow (50% or 75% prior to the July 29, 2003 amendment), depending on the applicable leverage ratio, as both terms are defined in the amended senior credit facility. The terms of the consolidated excess cash flow condition were effective for fiscal 2002, and accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003 and will be required to make a prepayment of approximately $2.4 million on or before March 31, 2004. Such amounts are included in current maturities of long-term debt on the January 3,

2004 and December 28, 2002 accompanying consolidated balance sheets. The lenders will apply such prepayments first to the term loan and, second, to permanently reduce the revolving loan facility. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

        The senior credit facility is collateralized by substantially all of our personal property, some of our real property, and a pledge of all the issued and outstanding stock issued by us and our domestic subsidiaries, as well as 65% of the issued and outstanding stock of our foreign subsidiaries. All of our obligations under the senior credit facility are guaranteed by us and all of our present and future domestic subsidiaries, which may include acquired subsidiaries.

        The senior credit facility contains certain covenants which, among other things, limit: the incurrence of additional indebtedness; mergers, acquisitions, and sales of assets; the incurrence of liens or other encumbrances, guarantees, or pledges; the payment of dividends and repurchases of common stock; prepayments of equity and subordinated debt instruments, including the 10.875% senior subordinated notes (the "Notes"); investments; and certain transactions with affiliates. Effective July 29, 2003, the senior credit facility was amended to permit the repurchase of up to $15.0 million of additional senior subordinated notes following our initial public offering, permit a dividend payment of $24.9 million to our equity holders on July 31, 2003, and permit a $2.5 million payment to our vested option holders on July 31, 2003. Our senior credit facility requires us to meet certain financial tests based upon Adjusted EBITDA, as defined, including, without limitation: maximum leverage, minimum interest coverage, and minimum fixed charge coverage. The most restrictive of these covenants as of January 3, 2004, was the maximum leverage ratio, which, based on our level of borrowings, required Adjusted EBITDA to be no less than $52.2 million. Our actual Adjusted EBITDA, as defined in our senior credit facility, for the twelve-month period ended January 3, 2004 was $100.6 million. The senior credit facility also limits the level of annual capital expenditures.

        The senior credit facility contains customary events of default, including, among other things: payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the 10.875% senior subordinated notes; events of bankruptcy and insolvency; judgment defaults; invalidity of any guarantee or impairment of any collateral interests supporting the senior credit facility; and a change in our control, as defined in the senior credit facility.

        We are also required to pay a periodic administrative agent's fee, a letter of credit fee equal to the applicable interest margin for Eurodollar rate loans under the revolving loan facility, and letter of credit fronting fees.

        As required under the senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7% and terminates on December 7, 2004. The cap is recognized on the accompanying consolidated balance sheets at its fair value of $13 at January 3, 2004 and $6,359 at December 28, 2002.

        After giving effect to the $11.3 million and $6.5 million prepayments, described above, and the required excess cash flow prepayment of $2.4 million to be made on or before March 31, 2004, remaining principal borrowings under the term loan are due and payable in fifteen quarterly installments of $244,355 from March 31, 2004 through September 30, 2007 and four quarterly payments of approximately $23.4 million from December 31, 2007 through September 30, 2008. Any outstanding balance on the revolving loan facility, which includes letters of credit, is payable in full on August 15, 2006.

        Also, in connection with the Acquisition, we issued $175.0 million of 10.875% senior subordinated notes (less a discount of $1.3 million), which we subsequently exchanged for notes in the same principal amount and with identical terms. Interest on the Notes accrues at the rate of 10.875% per annum and is payable semi-annually in arrears on February 15 and August 15. The principal on the Notes is due in full on August 15, 2011. As described above and in Note 1 to the consolidated financial statements and as permitted by the indenture, we exercised our right to redeem 35%, or $61.3 million of the aggregate principal amount of the Notes at a redemption price of 110.875% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds received from our equity offerings. In connection with the redemption, described above, we incurred redemption premiums of approximately $6.7 million, wrote-off deferred issuance costs of $2.2 million, and expensed $0.4 million related to the note discount. In addition, we wrote-off deferred issuance costs of $0.2 million in connection with the prepayment of our term loan of $11.3 million.

        After August 15, 2006, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2006	105.438%
2007	103.625%
2008	101.813%
2009 and thereafter	100.000%

        The Notes contain provisions and covenants including limitations on other indebtedness, restricted payments and distributions, sales of assets, subsidiary stock, liens, and certain other transactions.

        The fair value of our long-term debt was approximately $17.6 million greater than the book value as of January 3, 2004 and approximately $17.0 million greater than the book value as of December 28, 2002. The fair values were estimated based on similar issues or on current rates offered to us for debt of the same remaining maturities.

NOTE 6—STOCKHOLDERS' EQUITY:

        Prior to the Acquisition, Carter's, Inc. had various classes of capital stock outstanding. In connection with the Acquisition, all classes of Carter's, Inc.'s Predecessor capital stock converted into shares of a single new class of common stock. The total number of shares of all classes of Carter's, Inc.'s Successor capital stock that we were authorized to issue was 32,100,000 shares, consisting of 32,000,000 shares of common stock, $0.01 par value per share (the "common stock"), and 100,000 shares of preferred stock, $0.01 par value per share (the "preferred stock").

        In connection with the re-incorporation, as further described in Note 1 to the consolidated financial statements, effective September 30, 2003, the total amount of Carter's, Inc.'s authorized capital stock consists of 40,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share. As of January 3, 2004, Carter's, Inc. had outstanding 27,985,360 shares of common stock and no shares of preferred stock.

        The issued and outstanding shares of common stock are validly issued, fully paid, and nonassessable. Holders of Carter's, Inc.'s common stock are entitled to share equally, share for share, if dividends are declared on Carter's, Inc.'s common stock, whether payable in cash, property, or our securities. The shares of common stock are not convertible and the holders thereof have no preemptive or subscription rights to purchase any of our securities. Upon liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share equally, share for share, in our assets which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of any series of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There is no cumulative voting. Except as otherwise required by law or the certificate of incorporation, the holders of common stock vote together as a single class on all matters submitted to a vote of stockholders.

        As of January 3, 2004, investment funds affiliated with Berkshire Partners LLC owned 66.3% of Carter's, Inc.'s outstanding common stock. As a result, they control our business, policies, and affairs and are able to elect our entire board of directors and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations, and sales of substantially all of our assets. They will also be able to prevent or cause a change in control of our company and an amendment to our certificate of incorporation and by-laws.

        Our board of directors may issue preferred stock from time to time. Subject to the provisions of our certificate of incorporation and limitations prescribed by law, the board of directors is expressly authorized to adopt resolutions to issue the shares, to fix the number of shares, and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights, and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the shareholders.

STOCK OPTION PLANS AND STOCK ISSUANCES:

        At the time of the Acquisition, we terminated our existing Management Stock Incentive Plan (the "Former Plan"), which had been formed to provide incentives to our employees and directors. All outstanding options under the Former Plan are subsequently covered by the basic component of the 2001 Equity Incentive Plan, which was amended and restated on October 10, 2003 and renamed as our 2003 Equity Incentive Plan (the "Plan") described below, and expire on August 15, 2011. Options awarded under the former plan and retained by management after the Acquisition ("Retained Options") entitle recipients to purchase Carter's, Inc.'s common stock (previously Carter's, Inc.'s Class C stock). Options issued under the Former Plan have been restated to reflect a 10-for-1 stock split that occurred on August 15, 2001. Options for up to 3,010,720 shares of Carter's, Inc.'s common stock were able to be granted under the Former Plan, of which 11,456 had not been granted at August 14, 2001. The exercise price of all options granted under the Former Plan was $1.50 per share, which was deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense was recognized on the options granted. All stock options granted under the Former Plan vested immediately upon the Acquisition. In connection with the Acquisition, 1,274,700 options were exercised and 1,724,564 remained outstanding.

        At the time of the Acquisition, we adopted the 2001 Equity Incentive Plan in order to provide incentives to our employees and directors. Awards under the 2001 Equity Incentive Plan provided recipients with options to purchase shares of Carter's, Inc.'s common stock. There were 4,344,196 shares, as amended and described below, of Carter's, Inc.'s common stock made available under the 2001 Equity Incentive Plan. Two types of option awards were issued under the Plan—basic options and performance options. Basic options vest ratably over a five-year period, but immediately vest upon a change in control, as defined. Performance options vest after eight years, but may vest earlier, either all or in part, upon our achievement of certain defined performance objectives as of approximately five years after the grant date or the occurrence of one of several events, including a change of control, as defined, or termination of employment.

        On October 10, 2003, we amended and restated the 2001 Equity Incentive Plan and renamed it the 2003 Equity Incentive Plan. Under the plan, as amended, the compensation committee of our board may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards. The amendment and restatement increased the number of shares available to be delivered under the plan by 400,000. Participation in the amended and restated plan is limited to those key employees and others who are selected by the compensation committee. Under the amended and restated plan, the maximum number of shares of stock for which options or SARs may be awarded to any participant in any year, and the maximum number of shares of stock deliverable to any participant under other awards for any year, is in each case 4,000,000. The limit on shares available under the plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events. Currently, there are 509,764 shares available for grant under the plan. The amended and restated plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.

        Since the number of shares and the exercise price per share are known at the time of grant, each of the basic options, performance options, and retained options qualify for fixed plan accounting. All options issued under the Plan expire ten years from the date of grant. The exercise price of the basic and performance options issued at the time of the Acquisition in 2001 was $6.16 per share, which was deemed to be the fair market value of Carter's, Inc.'s common stock at the time the options were granted, based upon the purchase price of common stock in the Acquisition of Carter's, Inc. as described in Note 1 to the consolidated financial statements. These were the only options granted during 2001. Accordingly, no compensation expense has been recognized on the basic and performance options granted during 2001.

        In 2002, we issued 117,000 options and recognized approximately $14,500 in compensation expense related to these option grants based upon the difference in the estimated fair value of Carter's, Inc.'s common stock at the time the options were granted and the exercise price. None of the options granted during 2002 were exercisable at December 28, 2002.

        In 2003, we issued 398,000 options, 321,200 of which were issued at an exercise price that was below the fair value. In connection with these issuances, we recognized approximately $116,800 in compensation expense based upon the difference in the estimated fair value of Carter's, Inc.'s common stock at the time the options were granted and the exercise price.

        The weighted average exercise price and weighted average fair value for the options issued below fair value were $13.95 and $19.00. For the remaining options issued during fiscal 2003, for which the exercise price was equal to the fair value, the weighted average exercise price and weighted average fair value were $9.88. None of the options granted during 2003 were exercisable at January 3, 2004.

        A summary of stock option activity under this Plan (in number of shares that may be purchased) is as follows (including options retained by management, which were all originally issued under the Former Plan):

	Basic options	Weighted average exercise price per share	Performance options	Weighted average exercise price per share	Retained options	Weighted average exercise price per share
Outstanding, December 30, 2000 (Predecessor)	—	—	—	—	2,999,264	$1.50
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(1,274,700)	$1.50
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding, August 15, 2001 (Successor)	—	—	—	—	1,724,564	$1.50
Granted	772,464	$6.16	1,219,348	$6.16	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(344,944)	$1.50
Expired	—	—	—	—	—	—

Outstanding, December 29, 2001 (Successor)	772,464	$6.16	1,219,348	$6.16	1,379,620	$1.50
Granted	39,004	$6.68	77,996	$6.84	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding, December 28, 2002 (Successor)	811,468	$6.18	1,297,344	$6.20	1,379,620	$1.50
Granted	149,792	$13.16	248,208	$13.16	—	—
Exercised	—	—	—	—	—	—
Forfeited	(16,756)	$6.16	(35,244)	$6.16	—	—
Expired	—	—	—	—	—	—

Outstanding, January 3, 2004 (Successor)	944,504	$7.29	1,510,308	$7.35	1,379,620	$1.50

Exercisable, January 3, 2004 (Successor)	314,202	$6.18	13,692	$6.16	1,379,620	$1.50

        The weighted average contractual life as of January 3, 2004 for the retained options as well as the basic and performance options is approximately 7.85 years.

        The range of exercise prices for options outstanding as of January 3, 2004 is $1.50 to $13.95.

        For disclosure purposes only, we have measured compensation expense, in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS 123 (dollars in thousands, except per share data):

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
Net income (loss), as reported	$23,278	$19,253	$12,838	$(16,997)
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	72	9	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(645)	(524)	(167)	(286)

Pro forma net income (loss)	$22,705	$18,738	$12,671	$(17,283)

Carter's, Inc.'s net income (loss) per common share:
Basic—as reported	$0.99	$0.86	$0.57	$(0.44)
Basic—pro forma	$0.96	$0.83	$0.57	$(0.45)
Diluted—as reported	$0.92	$0.82	$0.56	$(0.44)
Diluted—pro forma	$0.90	$0.80	$0.55	$(0.45)

        For basic options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to range from $3.08 to $9.76 per share for options granted in 2003 and $2.44 to $3.95 per share for options granted in 2002. For basic options, using a fair value method, the fair value of each option at the date of the grant has been estimated to range from $6.40 to $13.55 per share for options granted in 2003 and $6.31 per share for options granted from August 23, 2002 to December 28, 2002. These per share option values were calculated at an assumed risk free interest rate from 3.8% to 4.2% for 2003 and 3.0% to 4.4% for 2002, with an expected life of 10 years and expected volatility of 50%. No dividends were assumed.

        For performance options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to range from $3.08 to $9.76 per share for options granted in 2003 and $2.44 to $3.95 per share for options granted in 2002. For performance options, using a fair value method, the fair value of each option at the date of grant has been estimated to range from $6.40 to $13.55 per share for options granted in 2003 and $6.31 per share for options granted from August 23, 2002 to December 28, 2002. These per share option values were calculated at the same assumed risk free interest rates shown above with an expected life of 10 years and expected volatility of 50%. No dividends were assumed.

        We have determined that the effect on pro forma net income would be immaterial had compensation expense for our option grants been determined based on the fair value method as of the grant date using the Black-Scholes model.

        For options issued under the Former Plan, the fair value of each granted option, at the date of the grant, has been estimated to be $0.48 for the options granted during fiscal 1999, $0.50 for the options granted during fiscal 1998, $0.59 for the options granted during fiscal 1997, and $0.74 for the options granted during the two-month period ended December 28, 1996. The fair value of the options granted was estimated using a minimum value method at an assumed risk free interest rate of 5.5% for options granted in 1999, 5.0% in 1998, 6.25% in 1997, and 7.0% in the two-month period ended December 28, 1996.

        During 2003, we sold shares of Carter's, Inc.'s common stock to two of our directors for cash proceeds of $600,000 (one during second quarter and one during third quarter). In connection with these transactions, we recorded compensation expense of $206,000 and additional paid-in capital in the amount of $600,000.

        During 2002, we sold shares of Carter's, Inc.'s common stock to two of our directors (one during second quarter and one during third quarter) and issued shares of Carter's, Inc.'s common stock to a consultant. In connection with these transactions, as well as stock option grants to certain employees noted above, we recorded compensation expense during 2002 in the amount of approximately $768,000. Additionally, we received cash proceeds of $1.0 million and recorded approximately $1.8 million to our additional paid-in capital.

NOTE 7—EMPLOYEE BENEFIT PLANS:

        We offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement plan. We also offer life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and our liabilities are net of these employee contributions.

        The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan ($000):

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
Benefit Obligation (APBO) at beginning of period	$10,221	$9,952	$9,448	$9,878
Service cost	80	71	35	58
Interest cost	630	611	251	418
Plan participants' contributions	17	1,044	353	589
Actuarial loss (gain)	408	477	523	(398)
Benefits paid	(917)	(1,934)	(658)	(1,097)

APBO at end of period	$10,439	$10,221	$9,952	$9,448

        Our contribution for these post-retirement benefit obligations was $824,948 in the Successor fiscal year 2003, $890,521 in the Successor fiscal year 2002, $304,681 for the Successor period from August 15, 2001 through December 29, 2001, and $507,801 for the Predecessor period December 31, 2000 through August 14, 2001. We expect that our contribution for post-retirement benefit obligations in fiscal 2004 will be $917,000. We do not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

        The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized primarily in other long-term liabilities in the accompanying consolidated balance sheets, as follows ($000):

	Successor, at
	January 3, 2004	December 28, 2002
Funded status (unfunded APBO)	$10,439	$10,221
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(1,408)	(1,000)

Accrued benefit cost	$9,031	$9,221

        The discount rates used in determining the APBO were as follows:

	Successor, at
	January 3, 2004	December 28, 2002
Discount rates	6.0%	6.5%

        The components of post-retirement benefit expense charged to operations are as follows ($000):

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
Service cost—benefits attributed to service during the period	$80	$71	$35	$58
Interest cost on accumulated post-retirement benefit obligation	630	611	251	418
Amortization of net actuarial loss	—	—	—	13

Total net periodic post-retirement benefit cost	$710	$682	$286	$489

        The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
For the years ended
	January 3, 2004	December 28, 2002
Discount rates	6.5%	7.0%	7.0%	7.0%

        The effects on our plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

        We have an obligation under a defined benefit plan covering certain former officers. At January 3, 2004 and December 28, 2002, the present value of the estimated remaining payments under this plan was approximately $1.4 million and is included in other current and long-term liabilities.

        We also sponsor a defined contribution plan within the United States. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 257 hours were served. The plan provides for the option for employee contributions up to statutory limits, of which we match up to 4% of the employee contribution, at a rate of 100% on the first 3% and 50% of the second 2%. Our expense for the defined contribution plan totaled approximately ($000): $1,649 for the Successor fiscal year ended January 3, 2004, $1,363 for the Successor fiscal year ended December 28, 2002, $275 for the Successor period August 15, 2001 through December 29, 2001, and $594 for the Predecessor period December 31, 2000 through August 14, 2001.

NOTE 8—INCOME TAXES:

        The provision (benefit) for income taxes consisted of the following ($000):

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
Current tax provision (benefit):
Federal	$12,858	$11,833	$3,575	$(213)
State	2,122	1,917	630	72
Foreign	369	525	279	396

Total current provision	15,349	14,275	4,484	255

Deferred tax provision (benefit):
Federal	266	(1,126)	2,594	(6,482)
State	33	(138)	317	(630)

Total deferred provision (benefit)	299	(1,264)	2,911	(7,112)

Total provision (benefit)	$15,648	$13,011	$7,395	$(6,857)

        Components of deferred tax assets and liabilities were as follows ($000):

	Successor, at
	January 3, 2004	December 28, 2002
	Assets (Liabilities)
Current deferred taxes:
Accounts receivable allowance	$3,042	$2,361
Inventory	3,212	4,765
Liability accruals	2,863	3,083
Deferred employee benefits	(470)	(664)
Other	398	476

Total current deferred taxes	$9,045	$10,021

Non-current deferred taxes:
Depreciation	$(4,673)	$(3,596)
Tradename and licensing agreements	(82,643)	(84,493)
Deferred employee benefits	3,937	3,998
Other	183	218

Total non-current deferred taxes	$(83,196)	$(83,873)

Total deferred tax assets	$13,635	$14,901
Total deferred tax liabilities	$(87,786)	$(88,753)

        The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
Statutory federal income tax rate	35.0%	35.0%	35.0%	34.0%
State income taxes, net of Federal income tax benefit	3.6	3.8	3.1	1.5
Goodwill amortization	—	—	—	(0.7)
U.S. tax on closure of Costa Rican facilities	1.2	—	—	—
Non-deductible Acquisition-related costs	—	1.0	—	(5.1)
Foreign income, net of tax	0.3	0.2	(1.9)	(1.7)
Other	0.1	0.3	0.3	0.7

Total	40.2%	40.3%	36.5%	28.7%

        The portion of income (loss) before income taxes attributable to foreign income was approximately $750,000 for the Successor year ended January 3, 2004, $1,276,000 for the Successor year ended December 28, 2002, $1,895,000 for the Successor period from August 15, 2001 through December 29, 2001, and ($46,000) for the Predecessor period from December 31, 2000 through August 14, 2001.

NOTE 9—LEASE COMMITMENTS:

        Rent expense ($000) under operating leases was $22,356 for the Successor year ended January 3, 2004, $20,584 for the Successor fiscal year ended December 28, 2002, $7,384 for the Successor period August 15, 2001 through December 29, 2001, and $12,321 for the Predecessor period from December 31, 2000 through August 14, 2001.

        Minimum annual rental commitments under current noncancelable operating leases as of January 3, 2004 were as follows ($000):

Fiscal Year	Buildings, primarily retail stores	Transportation equipment	Data processing equipment	Manufacturing equipment	Total noncancelable leases
2004	$17,856	$101	$757	$268	$18,982
2005	15,395	68	538	207	16,208
2006	12,818	51	148	147	13,164
2007	9,794	50	34	53	9,931
2008	6,571	28	—	2	6,601
Thereafter	14,699	20	—	—	14,719

Total	$77,133	$318	$1,477	$677	$79,605

        In January 2003, we entered into a seven-year lease agreement, with a cancellation option after four years, for a new distribution facility in Stockbridge, Georgia. Payments began in July 2003. The four-year commitment obligation totals approximately $2.8 million which is included in the table above. If cancelled upon exercising our option in year four, the remaining obligation would be approximately $314,000.

        Future annual lease commitments under capital lease obligations are as follows ($000):

Fiscal Year
2004	$168

Total minimum obligations	168
Interest	(4)

Present value of net minimum obligations	164
Current portion, included in other current liabilities	(164)

Long-term obligations, included in other long-term liabilities at January 3, 2004	$0

NOTE 10—COMMITMENTS AND CONTINGENCIES:

        We are subject to various federal, state, and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties, and costs. From time to time, our operations have resulted or may result in noncompliance with or liability pursuant to environmental laws. Generally, compliance with environmental laws has not had a material impact on our operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on our operations.

        Additionally, we enter into various purchase order commitments with full package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

        During 2002, a lawsuit was filed against us in which the plaintiff is claiming damages of approximately $830,000 related to an alleged oral guarantee of money owed to it by a third-party vendor. We have not provided for this exposure as we believe that this claim is without merit and we intend to vigorously defend this matter.

        During the third quarter of 2002, we executed an artwork agreement with Eric Carle, LLC. Under this agreement, we are obligated to pay and have paid $1.5 million in minimum royalty guarantees for the initial term, which began June 28, 2002 and expires December 31, 2005.

NOTE 11—OTHER CURRENT LIABILITIES:

        Other current liabilities consisted of the following ($000):

	Successor, at
	January 3, 2004	December 28, 2002
Accrued income taxes	$12,539	$8,229
Accrued incentive compensation	5,928	5,590
Accrued interest	4,783	7,650
Accrued workers compensation	3,575	3,325
Other current liabilities	10,580	12,892

	$37,405	$37,686

NOTE 12—VALUATION AND QUALIFYING ACCOUNTS:

        Information regarding valuation and qualifying accounts is as follows ($000):

	Allowance for
	Doubtful accounts	Inventory valuation
Predecessor:
Balance, December 30, 2000	$2,045	$4,082
Additions, charged to expense	1,317	1,482
Writeoffs	(1,525)	(1,112)

Balance, August 14, 2001	$1,837	$4,452

Successor:
Balance, August 15, 2001	$1,837	$—
Additions, charged to expense	604	1,681
Writeoffs	(768)	—

Balance, December 29, 2001	1,673	1,681
Additions, charged to expense	2,578	1,177
Writeoffs	(2,371)	—

Balance, December 28, 2002	1,880	2,858
Additions, charged to expense	2,161	6,682
Writeoffs	(1,678)	(4,508)

Balance, January 3, 2004	$2,363	$5,032

NOTE 13—RELATED PARTY TRANSACTIONS:

        In 1996, in connection with the closing of the acquisition by Investcorp S.A., we entered into an agreement for management advisory and consulting services under which we agreed to pay Investcorp $1.35 million per year for a five-year term. This agreement was terminated upon the consummation of the Acquisition.

        In connection with the Acquisition, we entered into a management agreement with Berkshire Partners. Under this agreement, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million commencing on the first anniversary of the Acquisition. This agreement was terminated for $2.6 million upon completion of the initial public offering as further described in Note 1 to the consolidated financial statements.

        In January 2000, we issued a loan to Frederick J. Rowan, II, our Chairman, President, and Chief Executive Officer, in the amount of $4.3 million, the proceeds of which were used by Mr. Rowan to repay a previous loan from us in the amount of $1.5 million. In connection with the Acquisition, we amended the terms of this loan. Neither of the original loan or the amended loan was issued in connection with the purchase of Carter's, Inc.'s common stock. As amended, the $4.3 million loan is payable in annual installments of $600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. In December 2002, Mr. Rowan made a voluntary payment of $1.5 million on this obligation. The loan is payable upon demand and is collateralized by his equity in Carter's. The loan bears interest at the average rate payable by us under the revolving loan facility. The loan is prepayable with proceeds of any disposition of Mr. Rowan's stock in Carter's. The highest outstanding balance under Mr. Rowan's loan during fiscal 2003 was $3.9 million. As of January 3, 2004, the outstanding balance of this obligation, including interest accrued thereon, is $3.4 million and is included in other assets on the accompanying consolidated balance sheets.

        In December of 2002, we paid Mr. Rowan a special bonus of $5.0 million.

        We repurchased 40,000 shares of Carter's, Inc.'s Class C stock owned by certain of our former employees for cash payments of $60,000 in the Predecessor period from December 31, 2000 through August 14, 2001 and 46,760 shares for $70,000 in the Predecessor fiscal year ended December 30, 2000.

        During the Predecessor period from December 31, 2000 through August 14, 2001 and the Predecessor fiscal year 2000, we issued 40,000 shares to employees at a fair value of $60,000.

NOTE 14—SEGMENT INFORMATION:

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires segment information to be disclosed based upon a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments. During the third quarter of fiscal 2003, we revised our methodology for evaluating and reporting profitability. Additionally, as a result of the launch of our new Child of Mine brand with Wal-Mart, we have expanded our presence in the mass channel resulting in the establishment of a new segment of our business.

        Under our previous method of evaluating and reporting the profitability of our segments, each segment's results included costs directly related to the segment's revenue and all other costs were allocated based on the relationship to consolidated net sales or units produced to support each segment's revenue. Intersegment sales and transfers were recorded at cost and treated as a transfer of inventory. Under our new methodology, segment results include the direct costs of each segment (on the same basis as the previous methodology) and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment's revenue. Certain costs, including incentive compensation for certain employees, the Berkshire Partners LLC management fee (see Note 13 to the consolidated financial statements), and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below. Intersegment sales and transfers continue to be recorded at cost and treated as a transfer of inventory. Prior period segment information has been reclassified to conform with the current presentation. The accounting policies of the segments are the same as those described in Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements.

        The table below presents certain segment information for the periods indicated ($000):

	Successor						Predecessor
					For the period from August 15, 2001 through December 29, 2001		For the period from December 31, 2000 through August 14, 2001
	For fiscal years ended
	January 3, 2004	% of Total	December 28, 2002	% of Total		% of Total		% of Total
Net sales:
Wholesale	$356,888	51%	$301,993	52%	$118,116	50%	$144,779	51%
Retail	263,206	37%	253,751	44%	108,091	46%	127,088	45%
Mass channel	83,732	12%	23,803	4%	9,573	4%	10,860	4%

Total net sales	$703,826	100%	$579,547	100%	$235,780	100%	$282,727	100%

EBITDA:
Wholesale	$61,214		$54,582		$14,616		$18,087
Retail	58,379		59,434		31,918		23,158
Mass channel	8,052		(1,780)		(306)		(378)
Other reconciling items	(40,244)		(32,978)		(7,977)		(40,746)

Total EBITDA	$87,401		$79,258		$38,251		$121

        A reconciliation of EBITDA to net income (loss) is presented below ($000):

	Successor			Predecessor
			For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
	For the years ended
	January 3, 2004	December 28, 2002
EBITDA	$87,401	$79,258	$38,251	$121
Depreciation and amortization expense	(22,216)	(18,693)	(6,918)	(12,245)
Interest expense, net	(26,259)	(28,301)	(11,100)	(11,730)
(Provision for) benefit from income taxes	(15,648)	(13,011)	(7,395)	6,857

Net income (loss)	$23,278	$19,253	$12,838	$(16,997)

        EBITDA shown above represents earnings before interest, income tax expense, depreciation, and amortization. EBITDA is presented because it is one measurement used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties in evaluating performance of companies in our industry. EBITDA is also a measure used as a basis for calculating our financial covenants under our senior credit facility. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America. It should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, an alternative to net income, or any other measures of performance derived in accordance with generally accepted accounting principles in the United States of America. Our definition and calculation of EBITDA may not be comparable to similarly titled measures used by other companies.

        The table below represents inventory by segment ($000):

	Successor, at
	January 3, 2004	December 28, 2002	December 29, 2001
Wholesale	$64,605	$78,113	$63,278
Retail	19,817	23,065	22,878
Mass channel	20,338	4,522	2,913

	$104,760	$105,700	$89,069

        Wholesale inventories include inventory produced and warehoused for the retail segment.

        The following represents property, plant, and equipment, net, by geographic area ($000):

	Successor, at
	January 3, 2004	December 28, 2002	December 29, 2001
United States	$47,676	$45,301	$40,603
International	2,826	5,175	5,900

	$50,502	$50,476	$46,503

        Our international operations consist of sewing facilities and, accordingly, no revenues are recorded at these locations.

        The following represents goodwill by segment ($000):

	Successor, at
	January 3, 2004	December 28, 2002
Wholesale	$52,843	$52,843
Retail	83,654	83,654
Mass channel	2,785	2,785

	$139,282	$139,282

NOTE 15—CLOSURE OF MANUFACTURING FACILITIES:

        In the first quarter of fiscal 2001, we announced our plans to close our sewing facility located in Harlingen, Texas, which subsequently closed and ceased operations on May 11, 2001. In the first quarter of 2001, we recorded a charge of approximately $582,000 for closure costs and involuntary termination benefits and a non-cash charge of approximately $742,000 related to the writedown of the asset value of the facility to its estimated net realizable value. As of March 30, 2002, all of the costs provided for in the first quarter of 2001 for severance and other termination benefits had been paid.

        In the second quarter of fiscal 2001, we announced our plans to close our fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001. In the second quarter of 2001, we recorded a charge of approximately $534,000 for closure costs and involuntary termination benefits and a non-cash charge of approximately $2.4 million related to the writedown of the asset value of these fabric printing operations to estimated net realizable value. As of June 29, 2002, all of the costs provided for in the second quarter of 2001 for severance and other termination benefits had been paid.

        In connection with the Acquisition, we re-evaluated the requirements for certain manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, we decided to exit certain manufacturing operations. We made this decision in connection with our new ownership in advance of the Acquisition. As a result of this decision, on October 23, 2001, we announced our plans to close our cutting and fabric warehouse operations located in Griffin, Georgia, our embroidery operation located in Milner, Georgia, our bed and bath sewing and finishing operation located in Barnesville, Georgia, and our sewing facility located in San Pedro, Dominican Republic, all of which subsequently closed and ceased operations before the end of fiscal 2001. At the time of the Acquisition, we established a liability for these plant closures. As of June 29, 2002, all of the severance and other termination costs associated with these plant closures had been paid.

        The assets associated with the embroidery operations at Milner, Georgia were sold during the first quarter of 2002. During the second and third quarters of 2002, the assets related to our printing and sewing and finishing operations located in Barnesville, Georgia were sold. In the fourth quarter of fiscal 2002, we recorded a charge of approximately $150,000 related to a reduction in the carrying value of the land and building held for sale located in Barnesville, Georgia which was sold in the second quarter of 2003.

        In July of 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers. Such closures were announced on September 16, 2003 and the facilities were held and used for production through the end of November 2003. Total employees terminated as of January 3, 2004 were approximately 1,474. The remaining employees will be terminated by the end of March 2004. As a result of these closures, we have recorded approximately $1,306,000 in accelerated depreciation during the third and fourth quarters of 2003 (included in cost of goods sold). Additionally, we have recorded plant closure costs of $1,041,000 comprised of $184,000 of asset impairment charges, $483,000 of severance, and $374,000 in other exit costs. We have also incurred approximately $424,000 of federal income tax expense related to the dissolution of the Costa Rican subsidiary (included in the provision for income taxes). As of January 3, 2004, we have accrued severance of $274,000, included in current liabilities in the accompanying balance sheet. During the first quarter of 2004, we expect to incur $0.9 million in additional severance and other exit costs.

NOTE 16—UNAUDITED QUARTERLY FINANCIAL DATA:

        Unaudited summarized financial data by quarter for the years ended January 3, 2004 and December 28, 2002 is presented in the table below (dollars in thousands, except per share data).

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2003:
Net sales	$165,993	$140,008	$212,135	$185,690
Gross profit	60,604	49,855	75,684	69,143
Selling, general, and administrative expenses	44,921	41,843	51,896	49,368
Royalty income	(2,554)	(1,903)	(3,692)	(2,876)
Operating income	18,237	9,915	27,365	19,123
Net income	6,910	2,088	12,655	1,625
Basic EPS	0.31	0.09	0.56	0.06
Diluted EPS	0.29	0.09	0.52	0.06
2002:
Net sales	$124,595	$119,095	$165,779	$170,078
Gross profit	47,889	45,732	65,137	68,638
Selling, general, and administrative expenses	39,271	39,642	43,118	52,079
Royalty income	(1,961)	(1,814)	(2,461)	(2,116)
Operating income	10,579	7,904	24,480	17,602
Net income	2,269	506	10,578	5,900
Basic EPS	0.10	0.02	0.47	0.26
Diluted EPS	0.10	0.02	0.45	0.25

NOTE 17—FINANCIAL INFORMATION OF THE WILLIAM CARTER COMPANY:

        The stockholders' equity of TWCC as of January 3, 2004 equals that of Carter's, Inc., however, its components of the common stock and additional paid-in capital accounts are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of TWCC for each of the three fiscal years ended January 3, 2004 ($000).

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)
Predecessor:
Balance at December 30, 2000	$—	$53,771	$11,626
Capital contributions from Carter's, Inc.		60
Accrued dividends and accretion on redeemable preferred stock		(1,671)
Other dividends		(60)
Net loss			(14,428)

Balance at August 14, 2001	$—	$52,100	$(2,802)

Successor:
Balance at August 15, 2001	$—	$144,877	$—
Net income			12,838

Balance at December 29, 2001	—	144,877	12,838
Capital contributions from Carter's, Inc.		1,000
Stock compensation		768
Net income			19,253

Balance at December 28, 2002	—	146,645	32,091
Capital contributions from Carter's, Inc. (1)		95,092
Dividend to Carter's, Inc.			(24,893)
Stock compensation		323
Net income			23,278

Balance at January 3, 2004	$—	$242,060	$30,476

(1)
Includes the net proceeds received by Carter's, Inc. of approximately $93.9 million from the sale of its common stock as further described in Note 1 to the consolidated financial statements that were contributed to TWCC, $600,000 related to the sale of common stock to two of our directors, and a capital contribution of $623,000 from Carter's, Inc.

        Subsequent to the Acquisition described in Note 1 to the consolidated financial statements, there are substantially no differences in the statements of operations and cash flows of Carter's, Inc. and TWCC and substantially no differences in the balance sheet other than the components of equity. Prior to the Acquisition, differences existed between Carter's, Inc. and TWCC that resulted from the treatment of outstanding 12% senior subordinated notes on Carter's, Inc. The proceeds of these notes were used by Carter's, Inc. to purchase all of the outstanding redeemable preferred stock of TWCC. As a result, there were differences in the statements of operations between Carter's, Inc. and TWCC in interest expense, debt issuance amortization expense, and income tax expense. Differences in the balance sheets between Carter's, Inc. and TWCC included deferred debt issuance costs, current and deferred taxes, taxes payable, current and long-term debt, and equity.

        The following provides a reconciliation of the differences in net loss between Carter's, Inc. and TWCC for the Predecessor period from December 31, 2000 through August 14, 2001 in addition to cash flow and other data ($000):

For the Predecessor period from December 31, 2000 through August 14, 2001
TWCC Statement of Operations Data:
Carter's, Inc. net loss	$(16,997)
Interest expense (net of tax)	992
Debt issuance amortization (net of tax)	107
Loss on extinguishment of debt (net of tax)	1,470

TWCC net loss	$(14,428)

TWCC Cash Flow Data:
Net cash provided by operating activities	$1,375
Net cash used in investing activities	(9,266)
Net cash provided by financing activities	4,718
Other Data:
Depreciation and amortization	$12,245

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        TWCC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

        Carter's, Inc.'s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)
  The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of Carter's, Inc. to be held on May 14, 2004. Carter's, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by the Form 10-K.

  (b)
  The information called for by this Item 10 with respect to TWCC is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  (a)
  The information called for by Item 11 with respect to Carter's, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

  (b)
  The information called for by this Item 11 with respect to TWCC is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  (a)
  The information called for by Item 12 with respect to Carter's, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

  (b)
  The information called for by this Item 12 with respect to TWCC is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  (a)
  The information called for by Item 13 with respect to Carter's, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

  (b)
  The information called for by this Item 13 with respect to TWCC is omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  (a)
  The information called for by Item 14 with respect to Carter's, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page
(A) 1.	Financial Statements filed as part of this report	30
	Report of Independent Auditors	31
	Consolidated Balance Sheets at January 3, 2004 (Successor) and December 28, 2002 (Successor)	32
	Consolidated Statements of Operations for the fiscal years ended January 3, 2004 (Successor) and December 28, 2002 (Successor), and the periods August 15, 2001 through December 29, 2001 (Successor), and December 31, 2000 through August 14, 2001 (Predecessor)	33
	Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2004 (Successor) and December 28, 2002 (Successor), and the periods August 15, 2001 through December 29, 2001 (Successor), and December 31, 2000 through August 14, 2001 (Predecessor)	34
	Carter's, Inc. Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 3, 2004 (Successor) and December 28, 2002 (Successor), and the periods August 15, 2001 through December 29, 2001 (Successor), and December 31, 2000 through August 14, 2001 (Predecessor)	35
	Notes to Consolidated Financial Statements	36
2.	Financial Statement Schedules: None
(B)	Reports filed on Form 8-K:

	On November 12, 2003, Carter's, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission. Under Item 12 of the report, we reported that on November 11, 2003, Carter's, Inc. issued a press release announcing its financial results for the third quarter ended October 4, 2003.

	On October 27, 2003, The William Carter Company filed a current report on Form 8-K with the Securities and Exchange Commission. Under Item 5 of the report, we announced that Carter's, Inc. had priced its common stock to be sold in its initial public offering at $19.00 per share and a total of 7,187,500 shares were to be sold in the public offering.

(C)	Exhibits:
Exhibit Number	Description of Exhibits
2.1	Stock Purchase Agreement dated July 12, 2001 by and among Carter Holdings, Inc., the stockholders of Carter Holdings, Inc. and CH Acquisitions LLC.**
2.2	Amendment No. 1 to the Stock Purchase Agreement, dated August 15, 2001, by and among CH Acquisitions LLC and the Management Stockholders.**
3.1	Certificate of Incorporation of Carter's, Inc.*
3.2	By-laws of Carter's, Inc.*
4.1	Specimen Certificate of Common Stock. ***
4.2	Indenture dated as of August 15, 2001 among The William Carter Company, the Guarantors named therein and State Street Bank and Trust Company, as Trustee.**
4.3	Exchange and Registration Rights Agreement dated August 15, 2001 between The William Carter Company, Goldman, Sachs & Co., Fleet Securities, Inc. and BNP Paribas Securities Corp.*
4.4	Form of 10.875% Senior Subordinated Note.*
10.1	Amended and Restated Employment Agreement between Carter's, Inc., The William Carter Company and Frederick J. Rowan, II, dated as of October 7, 2003.***
10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001.**
10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001.**
10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001.**
10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001.**
10.6	2003 Equity Incentive Plan.***
10.7
The Purchase Agreement, dated as of August 8, 2001, by and among CH Acquisitions LLC and Goldman, Sachs & Co., Fleet Securities, Inc. and BNP Paribas Securities Corp. and joined as of the Closing Date by The William Carter Company and Carter's de San Pedro, Inc. and Carter's Imagination, Inc. with respect to the $175,000,000 aggregate principal amount of 10.875% Senior Subordinated Notes due 2011.**
10.8
Credit and Guaranty Agreement dated as of August 15, 2001 among The William Carter Company, as Borrower, Carter Holdings, Inc. and certain subsidiaries of The William Carter Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, Fleet National Bank, as Administrative Agent and Collateral Agent, and BNP Paribas, as Documentation Agent.**

10.9
Amendment No. 1 of Credit and Guaranty Agreement dated as of March 27, 2002 among The William Carter Company, as Borrower, Carter Holdings, Inc. and certain subsidiaries of The William Carter Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, Fleet National Bank, as Administrative Agent and Collateral Agent, and BNP Paribas, as Documentation Agent.*
10.10	Amended and Restated Promissory Note dated August 15, 2001 between The William Carter Company and Frederick J. Rowan, II.**
10.11	Amended and Restated Stock Pledge Agreement dated August 15, 2001 between The William Carter Company and Frederick J. Rowan, II.**
10.12	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C.**
10.13	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter's, Inc. and the stockholders of Carter's, Inc., as amended.*
10.14
Second Amendment dated as of July 29, 2003 to the Credit and Guaranty Agreement dated as of August 15, 2001, as amended by that certain First Amendment dated as of March 27, 2002, among The William Carter Company, Carter Holdings, Inc., Carter's de San Pedro, Inc., Carter's Imagination, Inc., the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P., and Fleet National Bank incorporated by reference to The William Carter Company's Quarterly Report on Form 10-Q filed August 19, 2003.
10.15	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C.*
10.16	Amended and Restated Supplemental Executive Retirement Agreement dated as of November 1, 1993, by and between Frederick J. Rowan, II and The William Carter Company.*
10.17	First Amendment to Amended and Restated Supplemental Executive Retirement Agreement dated as of October 30, 1996, by and between Frederick J. Rowan, II and The William Carter Company.*
10.18
Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of August 1, 1994, by and between The William Carter Company and Wachovia Bank of Georgia, N.A. and its successor or successors or assigns in the Trust, as trustee.*
10.19	First Amendment to Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of October 30, 1996.*
10.20	Split Dollar Agreement dated as of September 21, 1992, by and between The William Carter Company and Frederick J. Rowan, II.*
10.21	Amended and Restated Annual Incentive Compensation Plan.***
14	Carter's Code of Business Ethics and Professional Conduct
21	Subsidiaries of Carter's, Inc.***
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

*
Previously filed.

**
Incorporated by reference to The William Carter Company's Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

***
Incorporated by reference to Carter's, Inc.'s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on March 19, 2004.

CARTER'S, INC. THE WILLIAM CARTER COMPANY
By:	/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 19, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated.

Name	Title

/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II	Chairman of the Board of Directors, President, and Chief Executive Officer
/s/ MICHAEL D. CASEY Michael D. Casey	Executive Vice President and Chief Financial Officer
/s/ BRADLEY M. BLOOM Bradley M. Bloom	Director
/s/ ROSS M. JONES Ross M. Jones	Director
/s/ DAVID PULVER David Pulver	Director
/s/ PAUL FULTON Paul Fulton	Director
/s/ JOHN R. WELCH John R. Welch	Director
/s/ THOMAS WHIDDON Thomas Whiddon	Director

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2004
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
NOTES TO SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY CONSOLIDATED BALANCE SHEETS (dollars in thousands, except for share data)
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY CARTER'S, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands, except for share data)
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES