Form 10-Q
period 2004-04-03
CARTERS INC; CARTER WILLIAM CO
filed 2004-05-03
CIK 1060822, 795363

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:

001-31829 and 333-22155

CARTER'S, INC.
THE WILLIAM CARTER COMPANY
(Exact names of registrants as specified in their charters)

Delaware Massachusetts (State or other jurisdictions of Incorporation or Organization)	13-3912933 04-1156680 (IRS Employer Identification Nos.)
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

Applicable only to corporate issuers:

Carter's, Inc. has one class of common stock. There were 27,993,360 shares of Carter's, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on April 30, 2004.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Carter's, Inc. and The William Carter Company. Unless the context indicates otherwise, any reference in this report to "TWCC" refers to The William Carter Company, the wholly-owned operating subsidiary of Carter's, Inc. "Carter's," "we," "us," and "our" refer to Carter's, Inc. together with TWCC.

The William Carter Company meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
INDEX TO REPORT ON FORM 10-Q
FOR THREE-MONTH PERIOD ENDED APRIL 3, 2004

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	April 3, 2004	January 3, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,156	$36,061
Accounts receivable, net	72,781	65,318
Inventories, net	91,189	104,760
Prepaid expenses and other current assets	5,900	6,625
Deferred income taxes	8,177	9,045

Total current assets	216,203	221,809
Property, plant, and equipment, net	50,678	50,502
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $13,125 and $11,875	1,875	3,125
Deferred debt issuance costs, net	7,188	7,666
Other assets	2,922	3,485

Total assets	$638,381	$646,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$927	$3,336
Accounts payable	25,372	30,436
Other current liabilities	32,386	37,405

Total current liabilities	58,685	71,177
Long-term debt	204,215	209,377
Deferred income taxes	82,749	83,196
Other long-term liabilities	9,816	9,816

Total liabilities	355,465	373,566

Commitments and contingencies
Stockholders' equity:
Carter's, Inc., preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 3, 2004 and January 3, 2004	—	—
Carter's, Inc., common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 27,985,360 shares issued and outstanding at April 3, 2004 and January 3, 2004 (TWCC's common stock, voting; par value $.01 per share; 200,000 shares authorized; 1,000 shares issued and outstanding at April 3, 2004 and January 3, 2004)	280	280
Additional paid-in capital	241,847	241,780
Retained earnings	40,789	30,476

Total stockholders' equity	282,916	272,536

Total liabilities and stockholders' equity	$638,381	$646,102

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except for share data)
(unaudited)

	For the three-month periods ended
	April 3, 2004	April 5, 2003
Net sales	$182,720	$165,993
Cost of goods sold	116,450	105,389

Gross profit	66,270	60,604
Selling, general, and administrative expenses	47,370	44,921
Plant closure costs	534	—
Royalty income	(3,164)	(2,554)

Operating income	21,530	18,237
Interest expense, net	4,624	7,002

Income before income taxes	16,906	11,235
Provision for income taxes	6,593	4,325

Net income	$10,313	$6,910

Carter's, Inc.
Basic net income per common share	$0.37	$0.31
Diluted net income per common share	$0.35	$0.29
Basic weighted average number of shares outstanding	27,985,360	22,548,764
Diluted weighted average number of shares outstanding	29,836,179	23,922,076

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three-month periods ended
	April 3, 2004	April 5, 2003
Cash flows from operating activities:
Net income	$10,313	$6,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,338	4,949
Amortization of debt issuance costs	478	408
Accretion of debt discount	19	33
Non-cash stock compensation expense	67	—
Deferred tax provision (benefit)	421	(784)
Effect of changes in operating assets and liabilities:
Accounts receivable	(7,463)	12,916
Inventories	13,571	6,658
Prepaid expenses and other assets	688	(1,078)
Accounts payable and other liabilities	(10,044)	(17,675)

Net cash provided by operating activities	13,388	12,337

Cash flows from investing activities:
Capital expenditures	(4,400)	(3,471)
Proceeds from sale of property, plant, and equipment	166	4
Collections on loan	600	600

Net cash used in investing activities	(3,634)	(2,867)

Cash flows from financing activities:
Payments of term loan	(7,590)	(5,445)
Payments of capital lease obligations	(69)	(85)

Net cash used in financing activities	(7,659)	(5,530)

Net increase in cash and cash equivalents	2,095	3,940
Cash and cash equivalents, beginning of period	36,061	35,562

Cash and cash equivalents, end of period	$38,156	$39,502

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—THE COMPANY:

        On September 30, 2003, Carter Holdings, Inc., a Massachusetts corporation re-incorporated in Delaware and changed its name by forming and subsequently merging with and into its new wholly-owned Delaware subsidiary. The surviving company is named Carter's, Inc. In connection with the re-incorporation, Carter's, Inc. effected a 4-for-1 split of its common stock. As a result, Carter's, Inc.'s common stock share and per share data for all periods presented have been adjusted to reflect this stock split.

        Carter's, Inc. conducts its operations and derives all of its operating income and cash flow through its wholly-owned subsidiary, The William Carter Company ("TWCC"). Carter's, Inc., together with its wholly-owned subsidiary TWCC (collectively "Carter's," "we," "us," and "our") design, source, manufacture, and market branded childrenswear under the Carter's, Carter's Classics, Child of Mine, and Tykes labels. Our products are sourced through contractual arrangements with numerous manufacturers throughout the world and through production at company-managed sewing facilities in Mexico. Our sewing operations in Costa Rica were closed in the fourth quarter of fiscal 2003. (See Note 9 regarding the closure of our Costa Rican facilities). Products are manufactured for wholesale distribution to major domestic retailers and for our 170 retail stores that market our brand name merchandise and certain products manufactured by other companies. Our retail operations represented approximately 32% and 34% of our consolidated net sales in the first quarters of fiscal 2004 and fiscal 2003.

        On October 29, 2003, we completed an initial public offering of Carter's, Inc.'s common stock (the "offering") including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement and used approximately $11.3 million to prepay amounts outstanding under the term loan, as required by the senior credit facility. The remaining proceeds were utilized for working capital and other general corporate purposes.

NOTE 2—BASIS OF PREPARATION:

        The accompanying financial statements comprise the consolidated financial statements of Carter's, Inc. and TWCC. Carter's, Inc.'s only asset is its investment in the common stock of TWCC, its wholly-owned subsidiary. As a result, the consolidated financial positions, results of operations, and cash flows of Carter's, Inc. and TWCC are substantially the same.

        In our opinion, the accompanying unaudited condensed consolidated financial statements of Carter's, Inc. and TWCC contain all adjustments necessary to present fairly our financial position as of April 3, 2004 and the results of our operations and cash flows for the three-month periods ended April 3, 2004 and April 5, 2003. Operating results for the three-month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005. Our accompanying condensed consolidated balance sheet as of January 3, 2004 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our most recently filed annual report on Form 10-K in the notes to our consolidated financial statements for the fiscal year ended January 3, 2004.

        Our fiscal year ends on the Saturday in December or January nearest to the last day of December. Consistent with this policy, fiscal 2003 ended on January 3, 2004 and fiscal 2004 will end on January 1, 2005. As a result, fiscal 2003 contained 53 weeks of financial results and fiscal 2004 will contain 52 weeks of financial results. The additional week in fiscal 2003 was included in the first quarter of fiscal 2003. Therefore, the accompanying unaudited consolidated financial statements for the first quarter of fiscal 2004 reflect our financial position as of April 3, 2004 and for the 13-week period then ended. The first quarter of fiscal 2003 ended on April 5, 2003 and included 14 weeks of financial results.

        During the first quarter of fiscal 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers. In accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"), we have included the fair value of these arrangements of approximately $431,000 in the first quarter of fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue. Co-op advertising arrangements in fiscal 2003 had been treated as a reduction of revenue in accordance with EITF 01-09 as we had determined that it was impracticable to obtain the fair value of those arrangements.

NOTE 3—STOCK-BASED COMPENSATION:

        We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion ("APB") No. 25 ("APB 25"). Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing model.

        The following table illustrates, for disclosure purposes only, the effect on net income if compensation expense for our option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148 (dollars in thousands, except per share data):

	For the three-month periods ended
	April 3, 2004	April 5, 2003
Net income, as reported	$10,313	$6,910
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	41	4
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(219)	(133)

Pro forma net income	$10,135	$6,781

Carter's, Inc.'s net income per common share:
Basic-as reported	$0.37	$0.31
Basic-pro forma	$0.36	$0.30
Diluted-as reported	$0.35	$0.29
Diluted-pro forma	$0.34	$0.28

        For basic options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to range from $3.08 to $9.76 per share for options granted in fiscal 2003. For basic options, using a fair value method, the fair value of each option at the date of the grant has been estimated to be $13.15 per share for options granted in fiscal 2004 and range from $6.40 to $13.55 per share for options granted in fiscal 2003. These per share option values were calculated at an assumed risk free interest rate of 3.2% for fiscal 2004 and 3.8% to 4.2% for 2003, with an expected life of 7 to 10 years and expected volatility from 36.7% to 50.0%. No dividends were assumed.

        For performance options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to range from $3.08 to $9.76 per share for options granted in fiscal 2003. For performance options, using a fair value method, the fair value of each option at the date of grant has been estimated to range from $6.40 to $13.55 per share for options granted in fiscal 2003. These per share option values were calculated at the same assumed risk free interest rates shown above with an expected life of 10 years and expected volatility of 50.0%. No dividends were assumed.

NOTE 4—INVENTORIES:

        Inventories consisted of the following ($000):

	April 3, 2004	January 3, 2004
Finished goods	$86,638	$102,921
Work in process	2,329	1,572
Raw materials and supplies	2,222	267

Total	$91,189	$104,760

NOTE 5—CARTER'S, INC.'S STOCK TRANSACTIONS:

        During the first quarter of fiscal 2004, we issued 200,000 options to purchase Carter's, Inc.'s common stock to certain employees. During the first quarter of fiscal 2003, we issued 76,800 options to purchase Carter's, Inc.'s common stock to one of our directors and to certain employees.

        No compensation expense was recorded during the first quarters of fiscal 2004 and fiscal 2003 on these option grants as the fair market value of the options issued as of the date of grant was deemed to equal the exercise price of the options.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS:

        In connection with our 2001 acquisition by Berkshire Partners LLC and affiliates (the "Acquisition"), as more fully described in Note 1 "The Company" to our consolidated financial statements in our most recently filed annual report on Form 10-K, we adopted provisions of SFAS No. 141, "Business Combinations" ("SFAS 141") and applied the required provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, our tradename and goodwill have been deemed to have indefinite lives and are no longer being amortized. Our licensing agreements are being amortized over the average three-year life of such agreements. Amortization expense for the first quarters of fiscal 2004 and 2003 was $1.3 million and is expected to be $3.1 million for fiscal 2004.

NOTE 7—EMPLOYEE BENEFIT PLANS:

        We offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan. We also offer life insurance to current and certain future retirees. See Note 7 "Employee Benefit Plans" to the consolidated financial statements in our most recently filed annual report on Form 10-K for further information.

        The components of pension benefit expense charged to operations are as follows ($000):

	For the three-month periods ended
	April 3, 2004	April 5, 2003
Service cost—benefits attributed to service during the period	$—	$—
Interest cost on accumulated pension benefit obligation	19	21
Amortization of net actuarial loss	—	16

Total net periodic pension benefit cost	$19	$37

        The components of post-retirement life and medical benefit expense charged to operations are as follows ($000):

	For the three-month periods ended
	April 3, 2004	April 5, 2003
Service cost—benefits attributed to service during the period	$22	$20
Interest cost on accumulated post-retirement benefit obligation	150	158
Amortization of net actuarial loss	—	—

Total net periodic post-retirement benefit cost	$172	$178

NOTE 8—SEGMENT INFORMATION:

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires segment information to be disclosed based upon a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments. During the third quarter of fiscal 2003, we revised our methodology for evaluating and reporting profitability. Additionally, as a result of the launch of our Child of Mine brand with Wal-Mart in June of 2003, we have expanded our presence in the mass channel resulting in a new segment of our business.

        Under our previous method of evaluating and reporting the profitability of our segments, each segment's results included costs directly related to the segment's revenue and all other costs were allocated based on the relationship to consolidated net sales or units produced to support each segment's revenue. Intersegment sales and transfers were recorded at cost and treated as a transfer of inventory. Under our new methodology, segment results include the direct costs of each segment (on the same basis as the previous methodology) and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment's revenue. Certain costs, including incentive compensation for certain employees, the Berkshire Partners LLC management fee (terminated in connection with our initial public offering, see Note 1 to the unaudited condensed consolidated financial statements), and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below. Intersegment sales and transfers continue to be recorded at cost and treated as a transfer of inventory. Prior period segment information has been reclassified to conform with the current presentation. The accounting policies of the segments are the same as those described in Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements in our most recently filed annual report on Form 10-K.

        The table below presents certain segment information for the periods indicated ($000):

	For the three-month periods ended
	April 3, 2004	% of Total	April 5, 2003	% of Total
Net sales:
Wholesale	$90,553	49.6%	$96,599	58.2%
Retail	59,241	32.4%	56,942	34.3%
Mass Channel	32,926	18.0%	12,452	7.5%

Total net sales	$182,720	100.0%	$165,993	100.0%

EBITDA:
Wholesale	$16,360		$18,946
Retail	10,994		10,678
Mass Channel	5,387		(142)
Other reconciling items	(5,873)		(6,296)

Total EBITDA	$26,868		$23,186

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

        A reconciliation of EBITDA to net income is presented below ($000):

	For the three-month periods ended
	April 3, 2004	April 5, 2003
EBITDA	$26,868	$23,186
Depreciation and amortization expense	(5,338)	(4,949)
Interest expense, net	(4,624)	(7,002)
Provision for income taxes	(6,593)	(4,325)

Net income	$10,313	$6,910

NOTE 9—PLANT CLOSINGS:

        In July 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers. Such closures were announced on September 16, 2003 and the facilities were held and used for production through the end of November 2003. Total employees terminated as of April 3, 2004 were approximately 1,492.

        As a result of these closures, we recorded approximately $1,306,000 in accelerated depreciation during the third and fourth quarters of fiscal 2003 (included in cost of goods sold) and plant closure costs of approximately $1,041,000 comprised of $184,000 of asset impairment charges, $483,000 of severance, and $374,000 in other exit costs. During the first quarter of fiscal 2004, we recorded $534,000 in plant closure costs comprised of $210,000 of severance and $324,000 of other exit costs. We also incurred approximately $424,000 in the fourth quarter of fiscal 2003 and $11,000 in the first quarter of fiscal 2004 of federal income tax expense related to the dissolution of our Costa Rican subsidiary (included in the provision for income taxes). Additionally, during the second quarter of fiscal 2004, we expect to incur the remaining $0.2 million in additional severance and other exit costs.

        Activity associated with the plant closure reserves for the three-month period ended April 3, 2004 is as follows:

	January 3, 2004 Reserves	Provisions	Payments	April 3, 2004 Reserves
Severance and other termination benefits	$274,000	$210,000	$256,000	$228,000
Other exit costs	—	324,000	324,000	—

Total	$274,000	$534,000	$580,000	$228,000

NOTE 10—EARNINGS PER SHARE:

        In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is based on the weighted average number of common shares outstanding during the period, whereas diluted earnings per share also gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares include stock options. All such stock options are reflected in the denominator using the treasury stock method. This method assumes that shares are issued for options that are "in the money," but that we use the proceeds of such option exercises (generally, cash to be paid plus future compensation expense to be recognized) to repurchase shares at the average market value of our shares for the respective periods. We have used our best estimate of the average market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

        The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding:

	For the three-month periods ended
	April 3, 2004	April 5, 2003
Net income	$10,313,000	$6,910,000
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	27,985,360	22,548,764
Dilutive effect of stock options	1,850,819	1,373,312

Diluted number of common and common equivalent shares outstanding	29,836,179	23,922,076

Basic net income per common share	$0.37	$0.31
Diluted net income per common share	$0.35	$0.29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the section entitled "Risks Factors" in our final prospectus dated October 23, 2003. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

        Our fiscal year ends on the Saturday in December or January nearest to the last day of December. Consistent with this policy, fiscal 2003 ended on January 3, 2004 and fiscal 2004 will end on January 1, 2005. As a result, fiscal 2003 contained 53 weeks of financial results and fiscal 2004 will contain 52 weeks of financial results. The additional week in fiscal 2003 was included in the first quarter of fiscal 2003. Therefore, the accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2004 reflect our financial position as of April 3, 2004 and for the 13-week period then ended. The first quarter of fiscal 2003 ended on April 5, 2003 and included 14 weeks of financial results.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	April 3, 2004	April 5, 2003
Wholesale sales	49.6%	58.2%
Retail sales	32.4	34.3
Mass Channel sales	18.0	7.5

Net sales	100.0	100.0
Cost of goods sold	63.7	63.5

Gross profit	36.3	36.5
Selling, general, and administrative expenses	25.9	27.1
Plant closure costs	0.3	—
Royalty income	(1.7)	(1.5)

Operating income	11.8	11.0
Interest expense, net	2.6	4.2

Income before income taxes	9.3	6.8
Provision for income taxes	3.6	2.6

Net income	5.6%	4.2%

Number of retail stores at end of period	170	158

Three-month period ended April 3, 2004 compared to three-month period ended April 5, 2003

        NET SALES.    In the first quarter of fiscal 2004, consolidated net sales increased $16.7 million, or 10.1%, to $182.7 million from $166.0 million in the first quarter of fiscal 2003. The increase over the prior year reflects the growth in sales to the mass channel, including sales of our Child of Mine brand to Wal-Mart, which launched in June of 2003 and increased sales in our retail channel, partially offset by lower wholesale sales.

        Total wholesale sales decreased $6.0 million, or 6.3%, to $90.6 million in the first quarter of fiscal 2004 from $96.6 million in the first quarter of fiscal 2003. Wholesale sales, excluding off-price sales, decreased $6.7 million, or 7.2%, to $86.7 million from $93.4 million in the first quarter of fiscal 2003. Such decrease reflects a comparison to a 47% increase in wholesale sales in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decrease in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 also reflects lower average prices in our baby and playwear product categories resulting from our focus on increasing core products as a percentage of our total mix, partially offset by increased sleepwear sales. Our focus on core products has resulted in higher unit volume during the first quarter of fiscal 2004, most notably in the baby product category, and such core products generally yield lower average prices per unit.

        Mass channel sales in the first quarter of fiscal 2004 increased $20.4 million to $32.9 million from $12.5 million in the first quarter of fiscal 2003. This revenue growth reflects sales of our Child of Mine brand that began selling to Wal-Mart in the second quarter of fiscal 2003. Also contributing to this growth were increased sales of the Tykes brand sold to Target.

        Retail store sales were $59.2 million for the first quarter of fiscal 2004, an increase of $2.3 million, or 4.0%, from $56.9 million in the first quarter of fiscal 2003. Such revenue growth was driven by incremental sales of $3.7 million generated from new stores opened subsequent to April 5, 2003 and a comparable store sales increase of $1.9 million, or 3.7%, based on 153 locations. Such increases were partially offset by the impact of a store closure of $0.3 million and an additional week of selling in the first quarter of fiscal 2003 of $3.1 million. There were a total of 170 stores as of April 3, 2004, including one store opened in February of 2004. We plan to open eleven stores and close five stores during the balance of fiscal 2004.

        GROSS PROFIT.    Our gross profit increased $5.7 million, or 9.3%, to $66.3 million in the first quarter of fiscal 2004 from $60.6 million in the first quarter of fiscal 2003. Gross profit as a percentage of net sales in the first quarter of fiscal 2004 decreased to 36.3% from 36.5% in the first quarter of fiscal 2003. This decrease in gross profit, relative to sales, resulted primarily from a higher mix of mass channel revenues that generally yield lower margins than our wholesale and retail channels.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    Selling, general, and administrative expenses for the first quarter of fiscal 2004 increased $2.4 million, or 5.5%, to $47.4 million from $44.9 million in the first quarter of fiscal 2003. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 25.9% in the first quarter of fiscal 2004 from 27.1% in the first quarter of fiscal 2003 due to our ability to grow revenue at a faster rate than our selling, general, and administrative expenses.

        PLANT CLOSURE COSTS.    In July of 2003, we decided to exit our Costa Rican sewing facilities given our ability to obtain lower costs from third-party suppliers. We recorded approximately $210,000 of severance and $324,000 of other closure costs during the first quarter of fiscal 2004. Approximately $0.2 million of remaining closure costs are expected to be incurred during the second quarter of fiscal 2004.

        ROYALTY INCOME.    We license the use of the Carter's, Carter's Classics, and Child of Mine names and sublicense the Tykes name to certain licensees. Our royalty income in the first quarter of fiscal 2004 increased $0.6 million, or 23.9%, to $3.2 million compared to $2.6 million in the first quarter of fiscal 2003. This increase resulted from royalties earned on licensed sales of our Child of Mine brand by our licensee partners who began shipping their products during the third quarter of fiscal 2003.

        OPERATING INCOME.    Operating income for the first quarter of fiscal 2004 increased $3.3 million, or 18.1%, to $21.5 million compared to $18.2 million in the first quarter of fiscal 2003. As a percentage of net sales, operating income increased to 11.8% in the first quarter of fiscal 2004 compared to 11.0% in the first quarter of fiscal 2003. This increase in operating income reflects the benefit from revenue growth, increased gross profit, and leveraging of operating expenses.

        INTEREST EXPENSE, NET.    Interest expense in the first quarter of fiscal 2004 decreased $2.4 million, or 34%, to $4.6 million as compared to $7.0 million in the first quarter of fiscal 2003. This decrease is attributable to the redemption of approximately $61.3 million of our 10.875% senior subordinated notes in the fourth quarter of fiscal 2003 and lower variable interest rates on reduced levels of term loan indebtedness partially offset by the additional week of interest in the first quarter of fiscal 2003.

        INCOME TAXES.    We recorded a provision for income taxes of $6.6 million in the first quarter of fiscal 2004 compared to $4.3 million in the first quarter of fiscal 2003. Our effective tax rate was approximately 39.0% during the first quarter of fiscal 2004 and 38.5% during the first quarter of fiscal 2003.

        NET INCOME.    As a result of the factors noted above, our first quarter 2004 net income was approximately $10.3 million, as compared to approximately $6.9 million in the first quarter of fiscal 2003.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

        Our cash needs are working capital, capital expenditures, and debt service. Historically, we have financed these needs through internally generated cash flow and funds borrowed under our senior credit facility. Our primary source of liquidity will continue to be cash flow from operations and borrowings available under our revolving loan facility, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

        Net accounts receivable at April 3, 2004 were $72.8 million compared to $40.7 million at April 5, 2003 and $65.3 million at January 3, 2004. The increase over April 5, 2003 reflects the growth in revenue including the impact of sales of our Child of Mine brand to Wal-Mart. Due to the seasonal nature of our operations, the net accounts receivable balance at April 3, 2004 is not comparable to the net accounts receivable balance at January 3, 2004.

        Net inventories at April 3, 2004 were $91.2 million compared to $99.0 million at April 5, 2003 and $104.8 million at January 3, 2004. This decrease over April 5, 2003 reflects the benefit of our focus on core products, which enables higher levels of forecast accuracy, higher service levels to our customers, and lower levels of excess inventory. Lower inventory levels also reflect the benefit of the closure of our sewing facilities in Costa Rica, and our focus on inventory management. Due to the seasonal nature of our operations, net inventories at April 3, 2004 are not comparable to net inventories at January 3, 2004.

        Net cash provided by operating activities for the first quarter of fiscal 2004 was $13.4 million compared to $12.3 million in the first quarter of fiscal 2003. The change in net cash provided by operating activities in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 is primarily attributable to the growth in earnings and reductions in inventory partially offset by increases in accounts receivable and reductions in current liabilities.

        We have invested $4.4 million in capital expenditures during the first quarter of fiscal 2004 compared to $3.5 million during the first quarter of fiscal 2003. We plan to invest an additional

$20 million in capital expenditures during the remainder of fiscal 2004. Major investments include the expansion of our distribution capabilities, retail store openings and remodeling, and fixturing programs for wholesale and mass channel customers.

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

        Effective July 29, 2003, our credit facility was amended to, among other things, increase the amount of the commitments under the revolving loan facility from $60.0 million to $80.0 million, provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan, reduce the amount of our mandatory loan prepayment requirement from 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio. Pursuant to the amendment, we are also permitted to repurchase up to $15.0 million of additional senior subordinated notes, which we may consider from time to time.

        The senior credit facility, as amended, sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Carter's, Inc., excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 25% or 50% of consolidated excess cash flow, depending on the applicable leverage ratio, as both terms are defined in the amended senior credit facility. The terms of the consolidated excess cash flow condition were effective for fiscal 2002, and accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003 and approximately $2.4 million on March 22, 2004. This excess cash flow condition may result in future annual prepayments depending on the consolidated excess cash flow generated in each year. The lenders will apply such prepayments first to the term loan and, second, to permanently reduce the revolving loan facility. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

        On March 22, 2004, we prepaid an additional $5.0 million of term loan indebtedness. At April 3, 2004, we had approximately $205.1 million of debt outstanding, consisting of $113.1 million of senior subordinated notes (the "Notes"), $92.0 million in term loan borrowings, and no borrowings under the revolving loan facility, exclusive of approximately $10.1 million of outstanding letters of credit. At April 3, 2004, we had approximately $69.9 million of financing available under our revolving loan facility. At January 3, 2004, we had approximately $212.7 million of debt outstanding, consisting of $113.1 million of Notes, $99.6 million in term loan borrowings and no revolver borrowings, exclusive of approximately $6.5 million of outstanding letters of credit. The revolver will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

        After giving effect to the prepayments of our term loan, described above, principal borrowings under the term loan are due and payable in fourteen quarterly installments of $231,792 from June 30, 2004 through September 30, 2007 and four quarterly payments of approximately $22.2 million from December 31, 2007 through September 30, 2008. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. The outstanding balance of the revolving loan facility is payable in full on August 15, 2006, and interest is payable quarterly, or more frequently in the event we have chosen a Eurodollar rate option available under the terms of the senior credit facility. No principal payments are required on the Notes prior to their scheduled maturity in August 2011. Beginning August 15, 2006, we may redeem all or part of the Notes as further described in Note 5 to our most recently filed annual report on Form 10-K. Interest is payable semi-annually on the Notes in February and August of each year. Prior to the completion of our initial public offering, our semi-annual interest payment on the Notes was $9.5 million for each payment. After giving effect to the redemption of $61.3 million of the principal amount of the Notes in November 2003, our semi-annual interest payment is now approximately $6.2 million.

        As previously provided by a management agreement with Berkshire Partners LLC, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million per year for four years, commencing on the first anniversary of our 2001 acquisition. We paid this fee quarterly, in advance. As described above, upon completion of our initial public offering, this management fee agreement was terminated.

        Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the revolving loan facility, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of the Notes on or prior to maturity in 2011.

        The senior credit facility imposes certain covenants, requirements, and restrictions on actions by us and our subsidiaries that, among other things, restrict the payment of dividends.

EFFECTS OF INFLATION AND DEFLATION

        We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. In recent years, there has been deflationary pressure on selling prices. Due to the competitive nature of the children's apparel industry, there is no assurance that this trend will not continue. While we have been successful in offsetting such deflationary pressures through product improvements and lower costs with the expansion of our global sourcing network, if deflationary pricing trends outpace our ability to obtain further price reductions from our global suppliers and other cost reduction initiatives, our profitability may be affected.

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

        Our significant accounting policies are described in Note 2 to our consolidated financial statements contained in our most recently filed annual report on Form 10-K. The following discussion addresses our critical accounting policies, which are those that require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

        During the first quarter of 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers. In accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"), we have included the fair value of these arrangements of approximately $431,000 in the first quarter of fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statement of operations rather than as a reduction of revenue. Co-op advertising arrangements in fiscal 2003 had been treated as a reduction of revenue in accordance with EITF 01-09 as we had determined that it was impracticable to obtain the fair value of those arrangements.

        Inventory:    We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

        Goodwill and tradename:    As of April 3, 2004, we have approximately $360 million in goodwill and tradename assets. The fair value of the Carter's tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 12%. The tradename was determined to have an indefinite life. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of goodwill is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

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

        Stock-based compensation arrangements:    We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale. Prior to our initial public offering, in the absence of a public market for Carter's, Inc.'s common stock, management and the Board of Directors estimated the market value of Carter's, Inc.'s common stock for all option grants and stock issuances using an approach that applies a multiple to Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related charges, write-downs of long-lived assets, plant closure costs, and a deferred charge write-off. Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States of America.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Our operating results are subject to risk from interest rate fluctuations on our debt, which carries variable interest rates. At April 3, 2004, our outstanding debt aggregated $205.1 million, of which $92.0 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $920,000 and could have an adverse effect on our net income and cash flow. Pursuant to the provisions of our credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7.0% and the arrangement expires on December 7, 2004.

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

        We continually evaluate opportunities to improve our products and reduce our costs. Our remaining sewing facilities, located in Mexico, currently provide us with an advantageous cost structure. If we determine in the future that we are able to source products currently sewn in Mexico at a significantly lower cost with superior quality elsewhere, we would develop a plan to exit such facilities and incur substantial closure-related costs.

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

ITEM 4. CONTROLS AND PROCEDURES

        TWCC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, TWCC's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

        Carter's, Inc.'s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, Carter's, Inc.'s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        From time to time, we have been involved in various legal proceedings. We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation, will have a material adverse effect on our financial condition, cash flows, or results of operations.

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

  (b)
  Reports on Form 8-K:

        On March 1, 2004, Carter's, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission. Under Item 12 of the report, we reported that on February 24, 2004, Carter's, Inc. issued a press release announcing its financial results for the year ended January 3, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER'S, INC. THE WILLIAM CARTER COMPANY
Date: April 30, 2004	/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II Chairman of the Board of Directors, President, and Chief Executive Officer
Date: April 30, 2004	/s/ MICHAEL D. CASEY Michael D. Casey Executive Vice President and Chief Financial Officer

QuickLinks

CARTER'S, INC. AND THE WILLIAM CARTER COMPANY INDEX TO REPORT ON FORM 10-Q FOR THREE-MONTH PERIOD ENDED APRIL 3, 2004
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except for share data)
CARTER'S, INC. AND THE WILLIAM CARTER COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES