Form 10-K
period 2004-01-01
CARTERS INC
filed 2005-03-16
CIK 1060822

Use these links to rapidly review the document
INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 3, 2004 was $277,308,000.

There were 28,506,652 shares of Carter's, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Stockholders of Carter's, Inc., to be held on May 12, 2005, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the SEC not later than 120 days after its fiscal year ended January 1, 2005.

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

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

        Carter's is the largest branded marketer of apparel for babies and young children in the United States with a 6.8% market share of the $17.5 billion market in 2004, up from our market share of 5.1% in 2003. Over our 140 years of operation, Carter's has become one of the most highly recognized and most trusted brand names in the children's apparel industry. We focus on providing high-quality, essential products at prices that deliver an attractive value to consumers. We believe the value proposition of our products appeals to a broad range of consumers, and our multi-channel sales strategy allows us to reach consumers where they shop. We sell our products under the Carter's and Carter's Classics brands in our wholesale channel, which includes approximately 370 department store, national chain, and specialty store accounts. Additionally, we currently operate 180 Carter's retail stores located primarily in outlet and strip centers throughout the United States. We also sold our products in the mass channel under the Tykes brand in approximately 1,300 Target stores and sell products under our Child of Mine brand in approximately 3,100 Wal-Mart stores nationwide. We have replaced the Tykes brand name in Target stores with our Just One Year brand beginning in December 2004. For the fiscal year ended January 1, 2005 our wholesale channel represented 47% of our total net sales, our retail stores represented 35% of our total net sales, and our mass channel represented 18% of our total net sales.

        Since 1992, when the current management team joined Carter's, we have increased net sales from $227 million to $823 million in fiscal 2004. Over the past five fiscal years, we have increased net sales at a compounded annual growth rate of 15.1%, and we have increased operating income from $14.9 million in fiscal 1999 to $101.0 million in fiscal 2004, yielding a compounded annual growth rate of approximately 46.7%. During this five-year period, our pre-tax results were decreased in 1999 by closure costs of $7.1 million, in 2001 by acquisition-related charges of $11.3 million, debt extinguishment charges of $12.5 million, and closure costs of $4.0 million, and in fiscal 2003 by debt extinguishment charges of $9.5 million, a management fee termination charge of $2.6 million, and closure costs of $1.0 million.

        We market essential, high-volume, core apparel products for babies and young children including bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets. Our top ten baby and sleepwear core products accounted for more than 80% of our baby and sleepwear net sales in fiscal 2004. We believe these core products are consumer staples and are insulated from changes in fashion trends. Whether they are shopping for their own children or purchasing gifts, consumers provide consistent demand for our products as they start wardrobes for the approximately four million babies born each year and replace clothing their children outgrow. In fiscal 2004, we sold over 192 million units of Carter's products to our wholesale customers, mass channel customers, and through our retail stores, an increase of approximately 30% from fiscal 2003.

        We are the largest branded marketer of apparel for babies and young children in the department store, national chain, outlet, specialty store, and off-price sales channels, with 8.2% of the market in 2004, up from 7.1% in 2003. Our aggregate market shares in fiscal 2004 in these channels were approximately 27% for apparel and related products for newborns, also known as layette, and 27% for sleepwear for babies and young children. These market shares represent greater than 3.8 and nearly 2 times, respectively, the market shares of the next largest brands in each category. In these channels, our share of the playclothes market for babies and young children grew from 5.1% in 2003 to 6.1% in 2004.

        Our top wholesale customers are leading retailers in the United States including Kohl's, Babies "R" Us, JCPenney, Sears, Costco, May Company, and Federated. We sell our products in the mass channel under our Child of Mine brand to Wal-Mart and Just One Year brand to Target. In addition, we extend the reach of the Carter's, Carter's Classics, Just One Year, and Child of Mine brands in our channels through licensing arrangements with 14 marketers of related baby and young children's products. Beginning in December 2004, our licensees replaced the Tykes brand with our Just One Year brand. Collectively, our licensees generated $147.4 million of branded wholesale and mass channel sales in fiscal 2004, resulting in $12.4 million of royalty income to us. See "Business—Products and Markets—Licensed Products" for a listing of our licensees.

        Principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

PRODUCTS AND MARKETS

        We design, source, manufacture, and market a broad array of baby and young children's apparel. We have three cross-functional product teams focused on baby, sleepwear, and playclothes. These teams are skilled in identifying and developing high-volume, core products. Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics. The teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems. We also license our brand names to other companies to create a complete collection of products, such as bedding, hosiery, underwear, shoes, room décor, and toys. The licensing team directs the use of our designs, art, and selling strategies to all licensees.

        We believe this disciplined approach to product design reduces fashion risk and large seasonal fluctuations while shortening the development cycle. We have a validation process for testing and introducing products, which includes consumers, key wholesale and mass channel accounts, and an internal creative steering committee. We also apply quantitative measurements such as pre-season bookings, weekly over-the-counter selling results, and daily re-order rates on baby products.

Baby

        We are the leading brand in layette. In fiscal 2004, we generated $341.1 million in net sales of these products, representing 42% of our total net sales.

        In fiscal 2004, in the department store, national chain, outlet, specialty store, and off-price sales channels, our aggregate market share was approximately 27% for layette, which represents greater than 3.8 times the market share of the next largest brand. We sell a complete range of layette products for newborns, primarily made of cotton. Our layette products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers. We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers. Carter's

Classics consists of small coordinated layette programs designed for first-time mothers and gift-givers. Carter's Starters, the largest component of our layette business, provides mothers with essentials in value-focused multi-packs.

Playclothes

        Carter's playclothes products include knit and woven cotton apparel for everyday use in sizes 3 months to size 7. In fiscal 2004, we generated $249.4 million in net sales of these products, or 30% of our total net sales. The market for baby and young children's playclothes in fiscal 2004 was more than 5 times the size of the layette and sleepwear markets combined. The $12 billion playclothes market for babies and young children is highly fragmented, with no single branded competitor having more than a 7.1% share of the entire market in 2004. Excluding the mass channel, our market share in the department store, national chain, outlet, specialty store, and off-price sales channels in 2004 was approximately 6.1%. We continue to focus on strengthening our playclothes products by developing a base of essential high-volume, core products that utilize original print designs and innovative artistic applications. We believe this product focus, in combination with our brand strength, strong wholesale and mass channel customer relationships, and expanded global sourcing network, is increasing our playclothes sales.

Sleepwear

        Carter's sleepwear products include pajamas, cotton long underwear, and blanket sleepers in sizes 12 months to size 7. In fiscal 2004, we generated $175.9 million in net sales of these products, in all of our sales channels, or 21% of our total net sales.

        We are the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States. In fiscal 2004, in these channels, our market share was approximately 27%, which represented nearly 2 times the market share of the next largest competitor. As in layette, we differentiate our sleepwear products by offering high-volume core products with creative artwork.

Other Products

        The remainder of our product offering includes bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room décor, and hair accessories. In fiscal 2004, we generated $56.7 million in sales of these other products in our retail stores.

Licensed Products

        We currently extend our consumer reach by licensing our brands to 14 marketers of related products. These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and artwork. Our license agreements require strict adherence to our quality and compliance standards and to a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our vision of high-quality, core products at attractive values to the consumer. In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated real estate for licensed product categories. Our licensed products provide our customers and consumers with a range of Carter's, Carter's Classics, Just One Year, and Child of Mine products that complement and expand upon our core baby and young children's apparel. Beginning in December 2004, our licensees replaced the Tykes brand with our Just One Year brand. In fiscal 2004, our licensees generated wholesale and mass channel net sales of $147.4 million on which we earned $12.4 million in royalty income. Our licensees include:

Licensee	Product(s)
Baby Boom	Diaper Bags and Room Décor
C.R. Gibson	Baby Books, Stationery, and Photo Albums
The Giftwrap Company	Baby Books, Stationery, and Gift Bags
Goldbug	Hosiery, Soft Shoes, Hairwear, and Sunglasses
Kids II	Developmental Toys and Bouncers
Kolcraft	Hard Goods
Nolan Glove	Hats and Gloves
Pico	Underwear
Prestige Toy	Plush Toys
Rashti & Rashti	Gift Sets
Riegel	Bedding
Samara	Outerwear and Swimwear
Vida Shoes	Shoes
York	Wallpaper and Borders

MULTIPLE SALES CHANNELS

        We have expanded our consumer reach by increasing sales to our wholesale accounts, opening new retail stores, and expanding into the mass channel. We sell our products to leading retailers in the country and through our own retail outlet and strip center stores. In fiscal 2004, sales through the wholesale channel accounted for 47% of our total net sales, sales through our retail stores accounted for 35% of our total net sales, and sales through the mass channel accounted for 18% of our total net sales. In 2004, we derived approximately 47.8% of our total net sales from our top eight customers. We expect that these customers will continue to represent a significant portion of our sales in the future. However, we do not enter into long-term sales contracts with our key customers, relying instead on long-standing relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of our key customers may significantly decrease its or their business with us or terminate its or their relationships with us. Any such decrease or termination or a decrease in our key customers' business could result in a material decrease in our revenue. In fiscal 2004, Kohl's and Wal-Mart accounted for approximately 10.0% and 10.7% of our consolidated net sales.

        Business segment financial information for the wholesale, retail, and mass channel segments is contained in ITEM 8 "Financial Statements and Supplementary Data," Note 14—"Segment Information" to the accompanying consolidated financial statements.

Wholesale Channel

        Our top wholesale customers are leading retailers in the United States including Kohl's, Babies "R" Us, JCPenney, Sears, Costco, May Company, and Federated. We sell our products in the United States through a network of approximately 28 sales professionals. Our sales professionals work with their department or specialty store accounts to establish annual plans for our baby products within the Carter's line which we refer to as core basics. Once we establish an annual plan with an account, we place the majority of our accounts on our automatic reorder plan for core basics. Automatic reorder allows us to plan our sourcing requirements and benefits both us and our wholesale customers by maximizing our customers' in-stock positions, thereby improving sales and profitability. Our sleepwear and playclothes products are planned and ordered seasonally as we introduce new products.

        We intend to drive continued growth with our wholesale customers through our focus on managing our key accounts' business through product mix, fixturing, brand presentation, and advertising. We believe that we maintain strong account relationships and drive brand growth through frequent meetings with the senior management of our key wholesale customers.

Retail Channel

        We currently operate 180 retail stores in 39 states, of which 153 are in outlet centers and 27 are in strip centers. These stores carry a complete assortment of first-quality baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,900 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. We believe our consistent, well-defined pricing strategy, coupled with our brand strength and our assortment of core products, has made our stores a destination location within many outlet and strip centers.

        We have established a disciplined real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density. We believe that we are located in many of the premier outlet centers in the United States and that we are successfully adding high-volume strip center locations to our portfolio.

Mass Channel

        The market for baby and young children's apparel in the mass channel was $5.7 billion in 2004, or 32.8%, of total baby and young children's apparel sales. In the fourth quarter of 2000, we entered the mass channel by launching the Tykes brand in all Target stores nationwide. We have replaced the Tykes brand name in Target stores with our Just One Year brand beginning in December 2004. This transition will further increase our brand strength and eliminated the Tykes royalty obligations. The Just One Year product line includes layette, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts. During the second quarter of fiscal 2003, we launched our Child of Mine brand in substantially all Wal-Mart stores nationwide. The Child of Mine product line includes layette and sleepwear along with a range of licensed products, such as hosiery, bedding, toys, and gifts. The Child of Mine product line has been expanded to include playclothes beginning in the first quarter of fiscal 2005.

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

GLOBAL SOURCING NETWORK

        Growth in recent years has been driven by strong product performance made possible through our global sourcing network. We have hired additional people with experience in sourcing products from the Far East, with skills that include the ability to evaluate vendors, familiarity with foreign supply sources, and experience in sourcing logistics particular to the Far East. We have recruited people with these skills from Disney, Mast Industries, The Limited, The Gap, Nike, and other apparel companies.

In connection with our global sourcing initiatives we have closed our domestic manufacturing operations, including textile, printing, cutting, embroidery, and sewing facilities. We also closed three offshore sewing facilities. Fabric we previously produced is currently purchased from third-party manufacturers. We continue to operate two sewing facilities in Mexico.

        Since launching our global sourcing initiative, we have experienced significant increases in product quality, lower product costs, and improvement in product margins, enabling us to more competitively price our products, accelerate revenue growth, increase sales, and successfully enter the mass channel. We expect to realize further benefits as we expand our global sourcing and continue our focus on core product offerings.

        Our network consists of approximately 100 vendors located in more than 20 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide significant capacity for growth.

DEMOGRAPHIC TRENDS

        In the United States, there were approximately four million births reported in 2002 and demographers project an increase in births over the next 20 years. Favorable demographic trends support continued strength in the market for baby and young children's products. Highlights of these trends include:

  •
  parents are having children later in life and have higher incomes when their children are born;

  •
  40% of all births are first children, which we believe leads to higher initial spending; and

  •
  grandparents are a large and growing market and are spending more money on their grandchildren than previous generations spent.

COMPETITION

        The baby and young children's apparel markets are highly competitive. Competition generally is based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in our wholesale business include Disney, Oshkosh B'Gosh, and private label product offerings. Our primary competitors in the mass channel include Disney, Gerber, and private label product offerings. Our primary competitors in the retail store channel include Old Navy, The Gap, The Children's Place, Gymboree, Disney, and Oshkosh B'Gosh. Most retailers, including our customers, have significant private label product offerings in playclothes and baby that compete with us. Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe, however, that our combination of brand strength, size, and operational expertise positions us well against these competitors.

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

TRADEMARKS, COPYRIGHTS, AND LICENSES

        We own many trademarks and tradenames, including Carter's®, Carter's® Classics, Celebrating Childhood™, Celebrating Imagination®, Child of Mine®, Jiffon®, Just One Year®, and Nevabind® as well as copyrights, many of which are registered in the United States and in 60 foreign countries. Under an agreement with The Little Tikes Company, we formerly licensed the right to use and sublicense the Tykes trademark for use on certain products sold primarily at Target stores. As previously mentioned, we replaced the Tykes brand name with our Just One Year® brand beginning in December 2004.

        We license the Carter's, Carter's Classics, Just One Year, and Child of Mine names, and sublicensed the Tykes name along with many of our trademarks and tradenames to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, room décor, hosiery, outerwear, underwear, bedding, plush toys, and shoes.

AVAILABLE INFORMATION

        Our Internet address is www.carters.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, director and officer reports on Forms 3, 4, and 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website, the Carter's Code of Business Ethics and Professional Conduct, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors.

EMPLOYEES

        As of January 1, 2005, we had 4,364 employees, 1,971 of whom were employed on a full-time basis in our domestic operations, 1,114 of whom were employed on a part-time basis in our domestic operations, and 1,279 of whom were employed on a full-time basis in our offshore operations. None of our employees is unionized. We have had no labor-related work stoppages and believe that our labor relations are good.

RISK FACTORS

        You should carefully consider each of the following risk factors as well as the other information contained in this Annual Report and other filings with the Securities and Exchange Commission in evaluating our business. The risks and uncertainties described below are not the only we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our operating results may be affected in future periods.

Risks Relating to Our Business

The loss of one or more of our key customers could result in a material loss of revenues.

        In fiscal 2004, we derived approximately 47.8% of our total net sales from our top eight customers including mass channel customers. Two of these customers had net sales, which were approximately 10.0% and 10.7% of our total net sales. We expect that these customers will continue to represent a significant portion of our sales in the future. However, we do not enter into long-term sales contracts with our key customers, relying instead on long-standing relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of our key customers may significantly decrease its or their business with us or terminate its or their relationships with us. Any such decrease or termination or a decrease in our key customers' business could result in a material decrease in our revenue.

Retail trends could result in increased downward pressure on our prices.

        With the growing trend toward retail trade consolidation, we increasingly depend upon a reduced number of key retailers whose bargaining strength is growing. Changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, and other conditions could result in lower net sales. Further consolidations in the retail industry could result in price and other competition that could damage our business.

The value of our brand, and our sales, could be diminished if we are associated with negative publicity.

        While our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers or licensees, we do not control these vendors or independent manufacturers or their labor practices. A violation of our vendor policies, labor laws, or other laws by these vendors or independent manufacturers could interrupt or otherwise disrupt our sourcing or damage our brand image. As a result, negative publicity regarding our company, brand, or products, including licensed products, could adversely affect our reputation and sales.

We currently source substantially all of our sewing, embroidery, and cutting, and a substantial portion of our fabric production through our offshore facilities and other offshore production arrangements. Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, international events, or new foreign regulations and such disruptions may increase our cost of goods sold and decrease gross profit.

        We source a substantial portion of our offshore production through a network of various vendors in the Far East, coordinated by our Far East agents. We expect to source more of our production offshore over time. The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

  •
  political instability or other international events resulting in the disruption of trade from foreign countries in which our manufacturing facilities are located;

  •
  the imposition of new regulations relating to imports, duties, taxes, and other charges on imports; or

  •
  the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis.

        These and other events beyond our control could interrupt production in offshore facilities or delay receipt of our products in the United States.

The loss of one or more of our major domestic suppliers for raw materials may interrupt our supplies.

        We purchase a majority of the fabrics we source in the United States from a few vendors. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenues and gross profit.

        The baby and young children's apparel market is highly competitive. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in our wholesale business include Disney, Oshkosh B'Gosh, and private label product offerings. Our primary competitors in the mass channel include Disney, Gerber, and private label product offerings. Our primary competitors in the retail store channel include Old Navy, The Gap, The Children's Place, Gymboree, Disney, and Oshkosh B'Gosh. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to:

  •
  adapt to changes in customer requirements more quickly;

  •
  take advantage of acquisition and other opportunities more readily; and

  •
  devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

Our substantial leverage could adversely affect our financial condition.

        On January 1, 2005, we had total debt of approximately $184.5 million outstanding (consisting of $113.2 million of our senior subordinated notes and $71.3 million of secured borrowings under our senior credit facility). In addition, we and our subsidiaries are permitted to incur substantial additional indebtedness in the future.

        Our substantial indebtedness could have negative consequences. For example, it could:

  •
  increase our vulnerability to interest rate risk;

  •
  limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspects of our business plan;

  •
  require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures, or other general corporate purposes, or to carry out other aspects of our business plan;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

        In addition, our senior credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests such as selling assets, strategic acquisitions, paying dividends, and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations.

Governmental regulations and environmental risks applicable to our business may require us to take actions that would limit our business and increase our costs.

        Our business is subject to federal, state, provincial, local, and foreign laws and regulations, including regulations with respect to air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. Complying with existing or future laws or regulations may materially limit our business and increase our costs.

Investment funds affiliated with Berkshire Partners LLC have significant influence over us and their interests may differ from your interests as a stockholder.

        Investment funds affiliated with Berkshire Partners LLC own 25.5% of Carter's, Inc.'s outstanding common stock as of March 15, 2005. As a result, they will have significant influence over our business, policies, affairs, and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of our board of directors, mergers, consolidations, and sales of substantially all of our assets. We cannot assure you that the interests of Berkshire Partners, or the investment funds affiliated with Berkshire Partners, will be consistent with your interests as a stockholder.

ITEM 2.    PROPERTIES

        We currently operate 180 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,900 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options. We own and operate two distribution facilities in Georgia. On July 3, 2004, we closed our distribution center in Leola, Pennsylvania. We also own two office buildings in Georgia. We lease office space in four buildings, two in Georgia, one in Connecticut, and one in New York. In February 2001, we entered into a ten-year lease agreement for our corporate office in Atlanta, Georgia. On December 21, 2004, this lease was amended to include an additional floor of the building, effective on July 3, 2005 and to extend the lease term through June 30, 2015. In January 2003, we entered into a seven-year lease agreement, with a cancellation option after four years, for a distribution facility in Stockbridge, Georgia. Internationally, we lease two sewing facilities in Mexico.

        Aggregate lease commitments as of January 1, 2005 for the above leased properties are as follows: fiscal 2005—$18.8 million; fiscal 2006—$16.3 million; fiscal 2007—$13.5 million; fiscal 2008—$10.5 million; fiscal 2009—$7.8 million, and $28.9 million for the balance of these commitments beyond fiscal 2009.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to our stockholders during the fourth quarter of fiscal 2004.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers and their ages as of January 1, 2005 are as follows:

Name	Age	Position
Frederick J. Rowan, II	65	Chairman of the Board of Directors and Chief Executive Officer
Joseph Pacifico	55	President
Charles E. Whetzel, Jr.	54	Executive Vice President-Global Sourcing
David A. Brown	47	Executive Vice President-Operations
Michael D. Casey	44	Executive Vice President and Chief Financial Officer

Frederick J. Rowan, II joined us in 1992 as President and Chief Executive Officer and became Chairman of our Board of Directors in October 1996. Prior to joining us, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both The HD Lee Company Inc. and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 40 years, has been in senior executive positions for nearly 28 of those years. Mr. Rowan began his career at the

DuPont Corporation and later joined Aileen, Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer. On June 1, 2004, the Company named Joseph Pacifico, formerly Carter's President of Marketing, as President of Carter's, Inc. Mr. Rowan continues to serve as our Chairman of the Board of Directors and Chief Executive Officer.

Joseph Pacifico joined us in 1992 as Executive Vice President—Sales and Marketing and was named President—Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for The HD Lee Company Inc. and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992. On June 1, 2004, Mr. Pacifico was named President of Carter's, Inc.

Charles E. Whetzel, Jr. joined us in 1992 as Executive Vice President—Operations and was named Executive Vice President—Manufacturing in 1997. In 2000, Mr. Whetzel's title became Executive Vice President—Global Sourcing consistent with our focus on our global sourcing capabilities. Mr. Whetzel began his career at Aileen, Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen, Inc., Mr. Whetzel held positions of increased responsibility with Health-Tex, Inc., Mast Industries, Inc., and Wellmade Industries Inc. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for The HD Lee Company Inc.

David A. Brown joined us in 1992 as Senior Vice President—Business Planning and Administration. In 1997, Mr. Brown was named Executive Vice President—Operations. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President—Human Resources for both The HD Lee Company Inc. and Bassett-Walker, Inc. Mr. Brown also held personnel focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

Michael D. Casey joined us in 1993 as Vice President—Finance and was named Senior Vice President—Finance in 1997. In 1998, Mr. Casey was named Senior Vice President and Chief Financial Officer. In March 2003, Mr. Casey was named Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Casey was a Senior Manager with Price Waterhouse LLP, predecessor to PricewaterhouseCoopers LLP.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES

        Since October 24, 2003, Carter's, Inc.'s common stock has traded on the New York Stock Exchange under the symbol CRI. Prior to October 24, 2003, Carter's, Inc.'s common stock was not publicly traded. The last reported sale price per share of Carter's, Inc.'s common stock on March 1, 2005 was $39.25, and on that date there were approximately 14,253 holders of record of Carter's, Inc.'s common stock.

        The following table sets forth for the period indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2003	High	Low
Fourth quarter (commencing October 24, 2003)	$29.90	$23.40
2004
First quarter	$31.35	$24.90
Second quarter	$31.72	$27.75
Third quarter	$29.64	$24.67
Fourth quarter	$35.59	$27.89

        No purchases of Carter's, Inc.'s common stock were made by or on behalf of the Company or any affiliated purchaser during the fourth quarter of fiscal 2004.

DIVIDENDS

        On July 31, 2003, prior to the initial public offering, we paid a cash dividend of approximately $24.9 million on the outstanding shares of Carter's, Inc.'s common stock to the stockholders of record as of July 30, 2003. At the same time, we paid a special bonus of approximately $2.5 million to our vested option holders. We have not paid any dividends since July 31, 2003.

        We do not anticipate paying additional cash dividends on Carter's, Inc.'s common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and such other factors as our board of directors deems relevant. Provisions in the indenture governing TWCC's senior subordinated notes restrict its ability to pay dividends to Carter's, Inc. except to the extent that TWCC has cumulative net income, in which case it may use 50% of that amount to pay dividends or make other restricted payments. Provisions in the senior credit facility prevent us from paying future dividends and making other distributions and transfers (see Note 5 to the accompanying consolidated financial statements included in ITEM 8 of this Annual Report on Form 10-K).

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about our equity compensation plans as of our last fiscal year:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock awards, and rights	Weighted average exercise price of outstanding options, warrants, restricted stock awards, and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	3,675,934	$7.99	224,205
Equity compensation plans not approved by security holders	—	—	—

Total	3,675,934	$7.99	224,205

(1)
Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc.'s 2003 Equity Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

        The following information is furnished with regard to all unregistered securities sold or issued during the fourth quarter of fiscal 2004.

  a)
  During the fourth quarter of fiscal 2004, certain employees exercised 98,080 options to purchase common stock for cash proceeds of $346,925. Such proceeds were used for general working capital purposes.

  b)
  During the fourth quarter of fiscal 2004, we issued 30,000 options to purchase common stock to an employee with a weighted average exercise price of $32.95.

  c)
  During the fourth quarter of fiscal 2004, we issued 3,035 shares of restricted stock to one of our directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial and other data as of and for the five fiscal years ended January 1, 2005 (fiscal 2004). On August 15, 2001, investment funds affiliated with Berkshire Partners LLC purchased control of Carter's, Inc. from Investcorp S.A. (the "Acquisition"), which had been our controlling stockholder since acquiring us in 1996. Financing for the Acquisition and related transactions totaled $468.2 million and was provided by: $24.0 million in new revolving loan facility borrowings; $125.0 million in new term loan borrowings; $173.7 million from the sale by TWCC of senior subordinated notes; and $145.5 million of capital invested by investment funds affiliated with Berkshire Partners LLC and other investors, which included rollover equity by our management of $18.3 million.

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

        As a result of certain adjustments made in connection with the Acquisition, the results of operations for fiscal 2004, 2003, and 2002 and the period from August 15, 2001 through December 29, 2001 (the "Successor" periods) are not comparable to prior periods (the "Predecessor" periods).

        As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. The seven and one-half month period prior to the Acquisition includes certain Acquisition-related charges, principally sellers' expenses, such as management bonuses and professional fees, debt extinguishment charges for debt redemption premiums, and the write-off of deferred debt issuance costs on debt retired as a result of the Acquisition and refinancing. The Predecessor periods include amortization expense on our tradename and goodwill. The Successor periods reflect increased interest expense, the amortization of licensing agreements, and cessation of amortization on our tradename and goodwill due to the adoption of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

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

        The selected financial data for the five fiscal years ended January 1, 2005 were derived from our Audited Consolidated Financial Statements. Our fiscal year ends on the Saturday in December or January nearest to the last day of December. Consistent with this policy, fiscal 2004 ended on January 1, 2005 and fiscal 2003 ended on January 3, 2004. As a result, fiscal 2004 contained 52 weeks of financial results and fiscal 2003 contained 53 weeks of financial results.

        The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and ITEM 8 "Financial Statements and Supplementary Data."

	Successor (a)				Predecessor (b) (c)
				For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001(d)
	Fiscal Years					Fiscal Year
(dollars in thousands, except per share data)	2004	2003	2002			2000
OPERATING DATA:
Wholesale sales	$385,810	$356,888	$301,993	$118,116	$144,779	$244,136
Retail sales	291,362	263,206	253,751	108,091	127,088	215,280
Mass channel sales	145,949	83,732	23,803	9,573	10,860	3,959

Total net sales	823,121	703,826	579,547	235,780	282,727	463,375
Cost of goods sold	525,082	448,540	352,151	149,352	182,863	293,340

Gross profit	298,039	255,286	227,396	86,428	99,864	170,035
Selling, general, and administrative expenses	208,756	188,028	174,110	57,987	88,895	135,322
Acquisition-related charges (e)	—	—	—	—	11,289	—
Write-down of long-lived assets (f)	—	—	150	—	3,156	—
Closure costs (g)	620	1,041	—	(268)	1,116	—
Deferred charge write-off (h)	—	—	923	—	—	—
Management fee termination (i)	—	2,602	—	—	—	—
Royalty income	(12,362)	(11,025)	(8,352)	(2,624)	(4,993)	(5,808)

Operating income	101,025	74,640	60,565	31,333	401	40,521
Interest income	(335)	(387)	(347)	(207)	(73)	(303)
Loss on extinguishment of debt (j)	—	9,455	—	—	12,525	—
Interest expense	18,852	26,646	28,648	11,307	11,803	18,982

Income (loss) before income taxes and cumulative effect of change in accounting principle	82,508	38,926	32,264	20,233	(23,854)	21,842
Provision for (benefit from) income taxes	32,850	15,648	13,011	7,395	(6,857)	8,835

Income (loss) before cumulative effect of change in accounting principle	49,658	23,278	19,253	12,838	(16,997)	13,007
Cumulative effect of change in accounting principle, for revenue recognition, net of income tax benefit of $217 (k)	—	—	—	—	—	354

Net income (loss)	$49,658	$23,278	$19,253	$12,838	$(16,997)	$12,653

PER COMMON SHARE DATA (l):
Basic net income (loss)	$1.77	$0.99	$0.86	$0.57	$(0.44)	$0.33
Diluted net income (loss)	$1.66	$0.92	$0.82	$0.56	$(0.44)	$0.33
Dividends	—	$1.10	—	—	—	—
Basic weighted average shares	28,125,584	23,611,372	22,453,088	22,332,136	38,752,744	38,759,508
Diluted weighted average shares	29,927,957	25,187,492	23,544,900	23,086,845	38,752,744	38,759,508
BALANCE SHEET DATA (end of period):
Working capital (m)	$183,694	$150,632	$131,085	$111,148		$87,862
Total assets	672,965	646,102	643,349	604,162		327,545
Total debt, including current maturities	184,502	212,713	297,622	298,742		161,400
Stockholders' equity	327,933	272,536	179,359	158,338		69,596
CASH FLOW DATA:
Net cash provided by operating activities	$42,676	$40,506	$27,304	$31,113	$168	$24,197
Net cash used in investing activities	(18,577)	(16,472)	(15,554)	(247,459)	(9,266)	(19,217)
Net cash (used in) provided by financing activities	(26,895)	(23,535)	(880)	240,514	5,925	(4,698)
OTHER DATA:
EBITDA (n)	$120,561	$87,401	$79,258	$38,251	$121	$57,687
Gross margin	36.2%	36.3%	39.2%	36.7%	35.3%	36.7%
Depreciation and amortization	$19,536	$22,216	$18,693	$6,918	$12,245	$17,520
Capital expenditures	20,481	17,347	18,009	9,556	9,480	17,179

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

        (a) As a result of the Acquisition, we adjusted our assets and liabilities to their estimated fair values as of August 15, 2001. In addition, we entered into new financing arrangements and changed our capital structure in connection with the Acquisition. At the time of the Acquisition, we adopted the provisions of SFAS 141 and SFAS 142 which affect the amortization of goodwill and other intangibles. Accordingly, the results as of the end of and for the Successor period from August 15, 2001 through December 29, 2001, the Successor fiscal years 2002, 2003, and 2004 are not comparable to prior periods.

        (b) On a pro forma basis, assuming SFAS 142 was in effect for all periods presented, pro forma (loss) income before income taxes and cumulative effect of change in accounting principle for revenue recognition would have been $(21.8) million for the Predecessor period from December 31, 2000 through August 14, 2001 and $25.1 million for the Predecessor fiscal year 2000. Pro forma net (loss) income would have been $(15.5) million for the Predecessor period from December 31, 2000 through August 14, 2001 and $14.9 million for the Predecessor fiscal year 2000.

        (c) The stockholder's equity of TWCC as of January 1, 2005 equals that of Carter's, Inc., however, its components of common stock and additional paid-in capital accounts are different. Subsequent to the Acquisition described in Note (a) above, there are substantially no differences in the statements of operations and cash flows of Carter's, Inc. and TWCC and substantially no differences in the balance sheet other than the components of stockholder's equity. Prior to the Acquisition described in Note (a) above, differences existed between Carter's, Inc. and TWCC that resulted from the treatment of $20.0 million in outstanding 12% senior subordinated notes on Carter's, Inc. (formerly Carter Holdings, Inc.). The proceeds of these senior subordinated notes were used by Carter's, Inc. to purchase all of the outstanding redeemable preferred stock of TWCC. As a result, there were differences in the statements of operations between Carter's, Inc. and TWCC in interest expense, debt issuance amortization expense, and income tax expense. Differences in the balance sheets between Carter's, Inc. and TWCC included deferred debt issuance costs, current and deferred taxes, taxes payable, current and long-term debt, and equity. The following provides a reconciliation of the differences in net (loss) income between Carter's, Inc. and TWCC as of and for the Predecessor period from December 31, 2000 through August 14, 2001 and for the Predecessor fiscal year ended December 30, 2000 in addition to TWCC's balance sheet, cash flow, and other data:

	Predecessor
	For the period from December 31, 2000 through August 14, 2001 (d)	Fiscal Year
(dollars in thousands)		2000
Carter's, Inc. net (loss) income	$(16,997)	$12,653
Interest expense (net of tax)	992	1,623
Debt issuance amortization (net of tax)	107	169
Loss on extinguishment of debt (net of tax)	1,470	—

TWCC net (loss) income	$(14,428)	$14,445

TWCC Balance Sheet Data:
Working capital (m)		$84,336
Total assets		325,988
Total debt, including current maturities		141,400
Redeemable preferred stock		19,116
Common stockholder's equity		65,397
TWCC Cash Flow Data:
Net cash provided by operating activities	$1,375	$26,637
Net cash used in investing activities	(9,266)	(19,217)
Net cash provided by (used in) financing activities	4,718	(7,138)
Other Data:
Depreciation and amortization	$12,245	$17,520

        (d) In the first quarter of fiscal 2003, we adopted the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Financial Accounting Standards Board ("FASB") Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Accordingly, charges related to the extinguishment of debt during the Predecessor period from December 31, 2000 through August 14, 2001, as more fully described in note (j) below, have been reclassified to conform to the provisions of SFAS 145.

        (e) The Acquisition-related charges for the Predecessor period from December 31, 2000 through August 14, 2001 include $4.5 million in management bonuses and $6.8 million in other seller expenses.

        (f) The $3.2 million write-down of long-lived assets for the Predecessor period from December 31, 2000 through August 14, 2001 relates to the closure of two domestic manufacturing facilities in that period. The $150,000 write-down in the Successor fiscal year 2002 relates to a reduction in the carrying value of land and building held for sale located in Barnesville, Georgia that was sold in the Successor fiscal year 2003.

        (g) The $1.1 million in closure costs for the Predecessor period from December 31, 2000 through August 14, 2001 relate to closure costs associated with two domestic manufacturing facilities. The $1.0 million in closure costs for the Successor 2003 fiscal year relates to the closure of our two sewing facilities located in Costa Rica and includes $0.2 million of asset impairment charges, $0.5 million of severance, and $0.3 million of other closure costs. The $0.6 million in closure costs for fiscal 2004 relate to closure costs associated with the closure of our Costa Rican facilities and our distribution facility in Leola, Pennsylvania.

        (h) The deferred charge write-off in the Successor fiscal year 2002 reflects the write-off of $0.9 million of previously deferred costs associated with the filing of a registration statement on Form S-1 in August 2002, to register an initial public offering of Carter's, Inc.'s common stock.

        (i) The $2.6 million reflects the payment to terminate the Berkshire Partners LLC management agreement upon completion of our initial public offering of Carter's, Inc.'s common stock on October 29, 2003.

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

        (k) In fiscal 2000, we recorded the cumulative effect of a change in accounting principle in order to comply with guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." On a pro forma basis, assuming this accounting change for revenue recognition is applied retroactively, net income would have been $13.0 million in fiscal 2000.

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

        A reconciliation of EBITDA to net income (loss) is presented below:

	Successor (a)				Predecessor (b)
				For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001(d)
	Fiscal Years					Fiscal Year
(dollars in thousands)	2004	2003	2002			2000
EBITDA	$120,561	$87,401	$79,258	$38,251	$121	$57,687
Depreciation and amortization expense	(19,536)	(22,216)	(18,693)	(6,918)	(12,245)	(17,520)
Interest income	335	387	347	207	73	303
Interest expense	(18,852)	(26,646)	(28,648)	(11,307)	(11,803)	(18,982)
(Provision for) benefit from income taxes	(32,850)	(15,648)	(13,011)	(7,395)	6,857	(8,835)

Net income (loss)	$49,658	$23,278	$19,253	$12,838	$(16,997)	$12,653

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this annual report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the "Risk Factors" section. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this annual report.

OVERVIEW

        We are the largest branded marketer of apparel for babies and young children in the United States with a 2004 market share of 6.8%, up from 5.1% in 2003. We sell our products to approximately 370 department store, national chain, and specialty accounts, which together accounted for 47% of our net sales during fiscal 2004. Additionally, we currently operate 180 Carter's retail stores, which accounted for 35% of our net sales during fiscal 2004. We also sell our products in the mass channel in approximately 1,300 Target stores under our Just One Year brand, which replaced the Tykes brand name in Target stores beginning in December 2004, and under our Child of Mine brand in approximately 3,100 Wal-Mart stores nationwide. Mass channel revenues accounted for 18% of our net sales during fiscal 2004.

        Consolidated net sales have increased from $463.4 million in fiscal 2000 to $823.1 million in fiscal 2004. This represents a compound annual growth rate of 15.4%. During this period, wholesale net sales have increased at a compound annual growth rate of 12.1%, from $244.1 million to $385.8 million; net sales at our Carter's retail stores increased at a compound annual growth rate of 7.9% from $215.3 million to $291.4 million; and sales in the mass channel (which began during the fourth quarter of fiscal 2000) increased from $4.0 million to $145.9 million.

        Our growth has been driven by the success of our focus on high volume, essential core products. Our product teams design core products with simple and cost-effective construction and creative art. Over the past five fiscal years, we have expanded our design teams in order to improve artistic applications on these core products. This focus on essential, core products reduces the complexity of our inventory, increases our productivity, and creates a more stable and predictable revenue base. We have also hired people with experience in sourcing products from third-party manufacturers throughout the world, primarily in the Far East. By increasing our global sourcing capabilities, we have experienced significant improvement in product quality and lower product costs. Our global sourcing network has also enabled us to more competitively price our products, increase market share and enter the mass channel.

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

        Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. Consistent with this policy, fiscal 2004 ended on January 1, 2005 and as a result, contained 52 weeks of financial results. Fiscal 2003 ended on January 3, 2004 and contained 53 weeks of financial results. Fiscal 2002 ended on December 28, 2002 and contained 52 weeks of financial results.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2004	2003	2002
Statements of Operations:
Wholesale sales	46.9%	50.7%	52.1%
Retail sales	35.4	37.4	43.8
Mass channel sales	17.7	11.9	4.1

Net sales	100.0	100.0	100.0
Cost of goods sold	63.8	63.7	60.8

Gross profit	36.2	36.3	39.2
Selling, general, and administrative expenses	25.3	26.7	30.0
Other charges	0.1	0.5	0.1
Royalty income	(1.5)	(1.5)	(1.4)

Operating income	12.3	10.6	10.5
Loss on extinguishment of debt	—	1.4	—
Interest expense, net	2.3	3.7	4.9

Income before income taxes	10.0	5.5	5.6
Provision for income taxes	4.0	2.2	2.3

Net income	6.0%	3.3%	3.3%

Number of retail stores at end of period	180	169	156

FISCAL YEAR ENDED JANUARY 1, 2005 COMPARED WITH FISCAL YEAR ENDED
JANUARY 3, 2004

        NET SALES.    Consolidated net sales for fiscal 2004 were $823.1 million, an increase of $119.3 million, or 16.9%, compared to $703.8 million in fiscal 2003. As discussed above, revenue growth in all channels has been driven by the success of our focus on high-quality essential products. Revenue growth has also been driven by retail store growth, productivity improvements in our retail stores, and a full year of revenue from our Child of Mine brand which launched in June of 2003.

        Total wholesale sales increased $28.9 million, or 8.1%, to $385.8 million in fiscal 2004 from $356.9 million in fiscal 2003. In fiscal 2004, wholesale sales, excluding off-price sales, increased $30.7 million, or 9.2%, to $365.9 million from $335.2 million in fiscal 2003. The increase in wholesale sales during fiscal 2004 reflects growth in all product categories. This performance was driven by our focus on consistently improving the value of our baby, playwear, and sleepwear products and our focus on improving customer service levels.

        Mass channel sales increased $62.2 million, or 74.3%, to $145.9 million in fiscal 2004 compared to $83.7 million in fiscal 2003. We began shipping our Child of Mine brand to Wal-Mart in June of 2003. Fiscal 2004 reflects a full year of Child of Mine sales in addition to growth from additional floor space, productivity gained in existing stores, and the opening of new Wal-Mart stores. Also contributing to growth in the mass channel were increased sales of the Tykes brand to Target. This growth resulted from additional floor space, productivity gained in existing stores, and the opening of new Target stores. Beginning in December 2004, we replaced the Tykes brand name with our Just One Year brand.

        Retail store sales increased $28.2 million, or 10.7%, to $291.4 million in fiscal 2004 from $263.2 million in fiscal 2003. The driver of the revenue increase in fiscal 2004 was incremental revenue of $16.2 million generated from new store openings offset by the impact of store closures of $0.8 million and a comparable store sales increase of $15.9 million, or 6.2%, based on 166 locations. The increase in comparable store sales was driven by our focus on improving the productivity of the stores. Such improvement was driven by converting approximately 100 stores to a new format, including baby products at the front of the store, more impactful window displays, and more effective in-store merchandising and marketing.

        GROSS PROFIT.    In fiscal 2004, gross profit increased $42.8, or 16.7%, to $298.0 million compared to $255.3 million in fiscal 2003. Gross profit as a percentage of net sales was 36.2% in fiscal 2004 and 36.3% in fiscal 2003. The impact on gross margin from a higher mix of mass channel sales was largely offset by product cost reduction. Results for fiscal 2003 also included approximately $1.3 million in accelerated depreciation related to the closure of our Costa Rican sewing facilities.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    In fiscal 2004, selling, general, and administrative expenses increased $20.7 million, or 11.0%, to $208.8 million from $188.0 million in fiscal 2003. As a percentage of net sales, these expenses decreased to 25.3% in fiscal 2004 from 26.7% in fiscal 2003. The decrease, relative to sales, reflects the benefit of leveraging operating expenses, most notably in the mass channel, against higher levels of revenue. The decrease, relative to sales, also reflects the cessation of the amortization of our licensing agreements as of August 15, 2004. During fiscal 2004, we recorded approximately $3.1 million in amortization related to these agreements as compared to $5.0 million in fiscal 2003. Results for fiscal 2003 included the payment of a $2.5 million special bonus to vested option holders in July 2003.

        CLOSURE COSTS.    In June of 2004, we exited our distribution facility in Leola, Pennsylvania in order to consolidate our distribution operations and reduce costs. We recorded approximately $175,000 of severance and other exit costs related to this closure during fiscal 2004.

        In July of 2003, we decided to exit our Costa Rican sewing facilities, given our ability to obtain lower costs from third-party suppliers. During fiscal 2003, we recorded approximately $1,041,000 in severance and other exit costs related to these closures. During fiscal 2004, we recorded approximately $74,000 and $371,000 in severance and other exit costs related to these closures.

        MANAGEMENT FEE TERMINATION.    In the fourth quarter of 2003, upon completion of our initial public offering on October 29, 2003, we paid $2.6 million to terminate the Berkshire Partners LLC management agreement. Under the agreement, which was scheduled to expire in 2005, we paid an annual fee of $1.65 million.

        ROYALTY INCOME.    We license the use of the Carter's, Carter's Classics, Just One Year, and Child of Mine names and sublicensed the Tykes name to certain licensees. In fiscal 2004, royalty income increased 12.1% to $12.4 million compared to $11.0 million in fiscal 2003. This increase primarily reflects increased licensed sales of our Child of Mine brand by our licensee partners who began shipping their products during the third quarter of fiscal 2003.

        OPERATING INCOME.    Operating income for fiscal 2004 increased $26.4 million, or 35.3%, to $101.0 million compared to $74.6 million in fiscal 2003. Operating income, as a percentage of net sales, was 12.3% in fiscal 2004 as compared to 10.6% in fiscal 2003. The increase in operating income reflects growth in net sales in all channels, increased gross profit and the benefit of leveraging operating expenses against higher levels of revenue. Fiscal 2003 results included $1.0 million in closure costs, $1.3 million in accelerated depreciation, $2.6 million to terminate the Berkshire management agreement, and a $2.5 million special bonus paid to vested option holders in July 2003.

        INTEREST EXPENSE, NET.    Interest expense in fiscal 2004 decreased $7.7 million, or 29.5%, to $18.5 million from $26.3 million in fiscal 2003. This decrease is attributable to the redemption of approximately $61.3 million of our 10.875% senior subordinated notes on November 28, 2003, reduced levels of term loan indebtedness, and the additional week of interest expense in fiscal 2003.

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

        INCOME TAXES.    Our effective tax rate was 39.8% for fiscal 2004 and 40.2% for fiscal 2003. Our effective tax rates in fiscal 2004 and 2003 were higher than the statutory rates due primarily to the impact of certain non-deductible costs. See Note 8 to the accompanying consolidated financial statements for the reconciliation of the statutory tax rate to our effective tax rate.

        NET INCOME.    Our fiscal 2004 net income increased to $49.7 million as compared to $23.3 million in fiscal 2003 as a result of the factors described above.

FISCAL YEAR ENDED JANUARY 3, 2004 COMPARED WITH FISCAL YEAR ENDED DECEMBER 28, 2002

        NET SALES.    Consolidated net sales for fiscal 2003 were $703.8 million, an increase of $124.3 million, or 21.4%, compared to $579.5 million in fiscal 2002. This revenue growth has been driven by strong product performance resulting from our focus on improving the value of our core products through the expansion of our global sourcing network, effective merchandising strategies, and revenue from our new Child of Mine brand launched in June 2003, which is now being sold in substantially all Wal-Mart stores in the United States.

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

        Mass channel sales increased $59.9 million to $83.7 million in fiscal 2003 compared to $23.8 million in fiscal 2002. This revenue growth reflects sales of our new Child of Mine brand. Also contributing to this growth were increased sales of the Tykes brand to Target. This growth resulted from additional floor space, productivity gained in existing stores, and the opening of new Target stores.

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

        CLOSURE COSTS.    In July of 2003, we decided to exit our Costa Rican sewing facilities given our ability to obtain lower costs from third-party suppliers. In addition to the accelerated depreciation charges, described above, we recorded approximately $184,000 of asset impairment charges, $483,000 of severance, and $374,000 of other closure costs during the third and fourth quarters of fiscal 2003.

        MANAGEMENT FEE TERMINATION.    In the fourth quarter of fiscal 2003, upon completion of our initial public offering on October 29, 2003, we paid $2.6 million to terminate the Berkshire Partners LLC management agreement. Under the agreement, which was scheduled to expire in 2005, we paid an annual fee of $1.65 million.

        ROYALTY INCOME.    We license the use of the Carter's, Carter's Classics, and Child of Mine names and sublicensed the Tykes name to certain licensees. In fiscal 2003, royalty income increased 32.0% to $11.0 million compared to $8.4 million in fiscal 2002. This increase reflects continued expansion of our licensed product placement with our key wholesale customers and licensed sales of our new Child of Mine brand by our licensee partners who began shipping their products during the third quarter of 2003.

        OPERATING INCOME.    Operating income for fiscal 2003 increased $14.1 million to $74.6 million compared to $60.6 million in fiscal 2002. Operating income, as a percentage of net sales, was 10.6% in fiscal 2003 as compared to 10.5% in fiscal 2002. The increase in operating income reflects the benefit from revenue growth, increased gross profit, and leveraging of operating expenses. Fiscal 2003 results included $1.0 million in closure costs, $1.3 million in accelerated depreciation, $2.6 million to terminate the Berkshire Partners LLC management agreement, and a $2.5 million special bonus paid to vested option holders in July 2003. Fiscal 2002 results included a $5.0 million special executive bonus, which did not recur in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our primary cash needs are working capital, capital expenditures, and debt service. Historically, we have financed these needs through operating cash flow and funds borrowed under our senior credit facility. Our primary source of liquidity will continue to be cash flow from operations and borrowings under our revolving loan facility, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

        Net accounts receivable at January 1, 2005 were $80.4 million compared to $65.3 million at January 3, 2004. This increase primarily reflects higher levels of revenue in the latter part of fiscal 2004 as compared to the latter part of fiscal 2003.

        Inventory levels at January 1, 2005 were $120.8 million compared to $104.8 million at January 3, 2004. Increased inventory levels as of January 1, 2005 include inventory required to support forecasted revenue growth in all channels of distribution. Average inventory levels increased 10% to $129.1 million in fiscal 2004 compared to $117.4 million in fiscal 2003. Average inventory levels are expected to be higher in fiscal 2005 based on increases in forecasted demand.

        Net cash provided by operating activities during fiscal 2004 and fiscal 2003 was $42.7 million and $40.5 million. This increase in net cash flow provided by operating activities in fiscal 2004 as compared to fiscal 2003 was driven by the growth in earnings and reductions in prepaid expenses, partially offset by increased levels of inventory to support demand and increased levels of accounts receivable resulting from growth in revenue and the timing of shipments. Net cash provided by our operating activities in fiscal 2002 was approximately $27.3 million. The increase in net cash flow provided by operating activities in fiscal 2003 as compared to fiscal 2002 was due to the decline in inventory levels, our growth in earnings, and fluctuations in accounts receivable, accounts payable, and other liabilities.

        We have invested $20.5 million, $17.3 million, and $18.0 million, in capital expenditures during fiscal years 2004, 2003, and 2002. We plan to invest approximately $25.0 million in capital expenditures in fiscal 2005. Major areas for investment in fiscal 2004 included our distribution center expansion, retail store openings and remodelings, and fixturing programs for our key wholesale customers.

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

        Effective November 24, 2004, our credit facility was amended to increase our letter of credit sublimit to $60.0 million from $40.0 million and eliminate the requirement to hedge a portion of our variable rate debt. Effective July 29, 2003, our credit facility was amended to, among other things, increase the amount of the commitments under the revolving loan facility from $60.0 million to $80.0 million, provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan, and reduce the amount of our mandatory loan prepayment requirement from 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio. Pursuant to the amendment, we are also permitted to repurchase up to $15.0 million of additional senior subordinated notes, which we may consider from time to time.

        Principal borrowings under the term loan are due and payable in quarterly installments of $181,031 from March 31, 2005 through September 30, 2007, and four quarterly payments of approximately $17.3 million from December 31, 2007 through September 30, 2008. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. The outstanding balance of the revolving loan facility is payable in full on August 15, 2006. Interest is payable quarterly on base rate borrowings under the revolving loan facility and may be payable more frequently in the event we choose a Eurodollar rate option available under the terms of the senior credit facility. No principal payments are required on the senior subordinated notes prior to their scheduled maturity in August 2011. Beginning August 15, 2006, we may redeem all or part of the senior subordinated notes as further described in Note 5 to the accompanying consolidated financial statements. Interest is payable semi-annually on the senior subordinated notes in February and August of each year. Prior to the completion of our initial public offering, our semi-annual interest payments on the senior subordinated notes were $9.5 million. After giving effect to the redemption of $61.3 million of the principal amount of these senior subordinated notes in November 2003, our semi-annual interest payment is now approximately $6.2 million.

        The senior credit facility, as amended, sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Carter's, Inc., excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 25% or 50% of consolidated excess cash flow (50% or 75% prior to the July 29, 2003 amendment), depending on the applicable leverage ratio, as both terms are defined in the amended senior credit facility. Accordingly, we made principal prepayments of approximately $2.4 million on March 22, 2004 and $4.8 million on March 26, 2003. No such prepayment is required in fiscal 2005. The lenders will apply such prepayments first to the term loan and, second, to permanently reduce the revolving loan facility. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

        In December 2004, March 2004, and December 2003, we prepaid an additional $20.0 million, $5.0 million, and $6.5 million in term loan indebtedness. At January 1, 2005, we had approximately $184.5 million of debt outstanding, consisting of $113.2 million of senior subordinated notes, $71.3 million in term loan borrowings, and no revolver borrowings, exclusive of approximately $6.8 million of outstanding letters of credit. Average outstanding letters of credit were $10.9 million in fiscal 2004 compared to $8.9 million in fiscal 2003. At January 1, 2005, we had approximately $73.2 million of financing available under our revolver.

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

        On July 31, 2003, we paid a cash dividend of approximately $24.9 million on the outstanding shares of Carter's, Inc.'s common stock to the stockholders of record as of July 30, 2003. Concurrently, we paid a special bonus of approximately $2.5 million to our vested option holders. These payments were funded using cash on hand as well as borrowings under our revolving loan facility, as described above. We have no current intention of paying further dividends. Our credit facility imposes certain covenants, requirements, and restrictions on actions by us and our subsidiaries that, among other things, restrict the payment of dividends beyond the dividend noted above.

        In July of 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers. As a result of these closures, in fiscal 2003, we recorded approximately $1,306,000 of accelerated depreciation (included in cost of goods sold), $184,000 of asset impairment charges, $483,000 of severance, and $374,000 of other exit costs. We also incurred approximately $424,000 of federal income tax expense in fiscal 2003 and $285,000 in fiscal 2004 related to the dissolution of the Costa Rican subsidiaries (included in the provision for income taxes). In fiscal 2004, we recorded $445,000 in severance and other exit costs related to these closures.

        The following table summarizes as of January 1, 2005, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$724	$543	$724	$69,335	$—	$113,176	$184,502
Interest on debt:
Variable rate (a)	3,534	3,507	3,470	1,301	—	—	11,812
Fixed rate (b)	12,370	12,370	12,370	12,370	12,370	24,741	86,591
Operating leases (see Note 9 to the Consolidated Financial Statements)	20,119	17,058	13,975	10,586	7,819	28,947	98,504

Total financial obligations	36,747	33,478	30,539	93,592	20,189	166,864	381,409
Letters of credit	6,771	—	—	—	—	—	6,771
Purchase obligations (c)	105,278	—	—	—	—	—	105,278

Total financial obligations and commitments	$148,796	$33,478	$30,539	$93,592	$20,189	$166,864	$493,458

(a)
Reflects estimated variable rate interest on obligations outstanding on our term loan as of January 1, 2005 using an interest rate of 5.0% (rate in effect at January 1, 2005).

(b)
Reflects fixed interest on our 10.875% senior subordinated notes.

(c)
Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase obligations category above relates to commitments for inventory purchases. Amounts reflected on the accompanying consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

        In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations, included in other current and other long-term liabilities, as further described in Note 7 to the accompanying consolidated financial statements.

        Based on our current level of operations, anticipated cost savings, and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the revolving loan facility, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of our term loan on or before August 15, 2006 and the principal amount of our senior subordinated notes on or prior to maturity in 2011.

EFFECTS OF INFLATION AND DEFLATION

        We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. In recent years, there has been deflationary pressure on selling prices. While we have been successful in offsetting such deflationary pressures through product improvements and lower costs with the expansion of our global sourcing capabilities, if deflationary price trends outpace our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

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

        As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each fiscal year. During these peak periods we have historically borrowed under the revolving loan facility. Peak borrowings on our revolving loan facility in fiscal 2004 were $25.3 million compared to $44.5 million in fiscal 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. The following discussion addresses our critical accounting policies, which are those that require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  Revenue recognition: We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. Such amounts are reflected as reductions of net sales. For certain accommodations related to cooperative ("co-op") advertising for which we can determine the fair value, such amounts are classified as a component of selling, general, and administrative expenses. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. All other balances are reviewed regularly by our credit and collections department. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

  During fiscal 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"), we have included the fair value of these arrangements of approximately $3,272,000 in fiscal 2004 as a component of selling, general, and administrative expenses in the accompanying consolidated statement of operations rather than as a reduction of revenue. Co-op advertising arrangements in previous fiscal years were treated as a reduction of revenue in accordance with EITF 01-09 as we had determined that it was impracticable to obtain the fair value of those arrangements.

  Inventory: We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

  Goodwill and tradename: As of January 1, 2005, we had approximately $360 million in goodwill and tradename assets. The fair value of the Carter's tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten percent. The tradename was determined to have an indefinite life. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of goodwill is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

  Accrued expenses: Accrued expenses for health insurance, workers' compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

  Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of operations.

  Stock-based compensation arrangements: We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale. Prior to our initial public offering, in the absence of a public market for Carter's, Inc.'s common stock, management and the Board of Directors estimated the market value of Carter's, Inc.'s common stock for all option grants and stock issuances using an approach that applies a multiple to Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related charges, write-downs of long-lived assets, closure costs, and a deferred charge write-off. Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States of America.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 2, 2005. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Additionally, we will use the modified prospective method of adoption, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter. The impact of adoption, based upon current options outstanding, is estimated to result in an aggregate reduction in third and fourth quarter of fiscal 2005 pre-tax earnings of approximately $1.3 million or approximately $0.03 per diluted share.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletins ("ARB") No. 43, Chapter 4, "Inventory Pricing" ("ARB 43"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. SFAS 151 is not expected to have a material impact on the Company.

FORWARD-LOOKING STATEMENTS

        Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2005 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include a decrease in sales to or the loss of one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children's apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children's apparel business. These risks are described under the heading "Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates. At January 1, 2005, our outstanding debt aggregated $184.5 million, of which $71.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $713,000 and could have an adverse effect on our net income and cash flow.

OTHER RISKS

        There also are other risks in the operation of our business specifically related to raw material pricing and our global sourcing network.

        The principal raw materials we use are finished fabrics and trim materials. Prices for these materials are affected by changes in market demand, and there can be no assurance that prices for these and other raw materials will not increase in the near future. These materials are available from more than one supplier, which enables us to negotiate pricing. However, the loss of one or more of these suppliers could temporarily interrupt our supply, which could have an adverse effect on our sales and increase our costs.

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

        We continually evaluate opportunities to improve our products and reduce our costs. Our remaining sewing facilities, located in Mexico, continue to provide us with an advantageous cost structure. If we determine in the future that we are able to source products currently sewn in Mexico at a significantly lower cost with superior quality elsewhere, we would develop a plan to exit such facilities and incur closure-related costs.

        We enter into various purchase order commitments with full-package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Historically, such cancellations and related termination charges have occurred infrequently and have not had a material impact on our business. However, as we rely more heavily on our full-package global sourcing network, we expect to incur more of these termination charges, which could increase our cost of goods sold.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 1, 2005 and January 3, 2004
Consolidated Statements of Operations for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002
Carter's, Inc. Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Carter's, Inc.:

We have completed an integrated audit of the fiscal 2004 consolidated financial statements and of the internal control over financial reporting as of January 1, 2005 for each of Carter's, Inc. and The William Carter Company and its subsidiaries and audits of the fiscal 2003 and fiscal 2002 consolidated financial statements of Carter's, Inc. and The William Carter Company and its subsidiaries in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of each of Carter's, Inc. and The William Carter Company and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carter's, Inc. and The William Carter Company and its subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

Internal control over financial reporting

Also, in our opinion, management's assessments, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that each of Carter's, Inc. and The William Carter Company and its subsidiaries maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, each of Carter's, Inc. and The William Carter Company and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Carter's, Inc. and The William Carter Company and its subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessments and on the effectiveness of Carter's, Inc. and The William Carter Company and its subsidiaries' internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessments, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 16, 2005

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 1, 2005	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,265	$36,061
Accounts receivable, net of reserve for doubtful accounts of $2,878 in fiscal 2004 and $2,363 in fiscal 2003	80,440	65,318
Inventories, net	120,792	104,760
Prepaid expenses and other current assets	4,499	6,625
Deferred income taxes	12,571	9,045

Total current assets	251,567	221,809
Property, plant, and equipment, net	53,187	50,502
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $15,000 in fiscal 2004 and $11,875 in fiscal 2003	—	3,125
Deferred debt issuance costs, net	5,867	7,666
Other assets	2,829	3,485

Total assets	$672,965	$646,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$724	$3,336
Accounts payable	26,453	30,436
Other current liabilities	40,696	37,405

Total current liabilities	67,873	71,177
Long-term debt	183,778	209,377
Deferred income taxes	83,579	83,196
Other long-term liabilities	9,802	9,816

Total liabilities	345,032	373,566

Commitments and contingencies
Stockholders' equity:
Carter's, Inc., preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 1, 2005 and January 3, 2004	—	—
Carter's, Inc., common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,432,452 shares issued and outstanding at January 1, 2005; 27,985,360 shares issued and outstanding at January 3, 2004 (TWCC's common stock, voting; par value $.01 per share; 200,000 shares authorized, 1,000 shares issued and outstanding at January 1, 2005 and January 3, 2004)	284	280
Additional paid-in capital	247,610	241,780
Deferred compensation	(95)	—
Retained earnings	80,134	30,476

Total stockholders' equity	327,933	272,536

Total liabilities and stockholders' equity	$672,965	$646,102

The accompanying notes are an integral part of the consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net sales	$823,121	$703,826	$579,547
Cost of goods sold	525,082	448,540	352,151

Gross profit	298,039	255,286	227,396
Selling, general, and administrative expenses	208,756	188,028	174,110
Write-down of long-lived assets	—	—	150
Closure costs	620	1,041	—
Deferred charge write-off	—	—	923
Management fee termination	—	2,602	—
Royalty income	(12,362)	(11,025)	(8,352)

Operating income	101,025	74,640	60,565
Interest income	(335)	(387)	(347)
Loss on extinguishment of debt	—	9,455	—
Interest expense	18,852	26,646	28,648

Income before income taxes	82,508	38,926	32,264
Provision for income taxes	32,850	15,648	13,011

Net income	$49,658	$23,278	$19,253

Carter's, Inc.
Basic net income per common share	$1.77	$0.99	$0.86
Diluted net income per common share	$1.66	$0.92	$0.82
Basic weighted average number of shares outstanding	28,125,584	23,611,372	22,453,088
Diluted weighted average number of shares outstanding	29,927,957	25,187,492	23,544,900

The accompanying notes are an integral part of the consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	January 1, 2005	January 3, 2004	December 28, 2002
Cash flows from operating activities:
Net income	$49,658	$23,278	$19,253
Loss on extinguishment of debt	—	9,455	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,536	22,216	18,693
Amortization of debt issuance costs	1,799	1,939	1,631
Amortization of deferred compensation	5	—	—
Accretion of debt discount	75	126	130
Non-cash stock compensation expense	372	323	768
Non-cash closure costs	—	184	—
Write-down of long-lived assets	—	—	150
Loss (gain) on disposal of assets	164	61	(9)
Tax benefit from exercise of stock options	3,807	—	—
Deferred tax (benefit) provision	(3,143)	299	(1,264)
Effect of changes in operating assets and liabilities:
Increase in accounts receivable	(15,122)	(11,718)	(18,132)
(Increase) decrease in inventories	(16,032)	940	(16,631)
Decrease (increase) in prepaid expenses and other assets	2,132	(2,258)	2,055
(Decrease) increase in accounts payable and other liabilities	(575)	(4,339)	20,660

Net cash provided by operating activities	42,676	40,506	27,304

Cash flows from investing activities:
Capital expenditures	(20,481)	(17,347)	(18,009)
Proceeds from sale of property, plant, and equipment	1,304	275	955
Collections on loan	600	600	1,500

Net cash used in investing activities	(18,577)	(16,472)	(15,554)

Cash flows from financing activities:
Proceeds from revolving loan facility	90,510	91,600	—
Payments of revolving loan facility	(90,510)	(91,600)	—
Payments of term loan	(28,286)	(24,138)	(1,250)
Redemption of 10.875% Senior Subordinated Notes	—	(61,250)	—
Payment of debt redemption premium	—	(6,661)	—
Payment of dividend	—	(24,893)	—
Payments of capital lease obligations	(164)	(263)	(630)
Proceeds from issuance of common stock, net of offering costs	—	93,869	—
Payments of debt issuance costs	—	(799)	—
Proceeds from stock option exercises	1,555	—	—
Proceeds from sale of common stock	—	600	1,000

Net cash used in financing activities	(26,895)	(23,535)	(880)

Net (decrease) increase in cash and cash equivalents	(2,796)	499	10,870
Cash and cash equivalents at beginning of period	36,061	35,562	24,692

Cash and cash equivalents at end of period	$33,265	$36,061	$35,562

The accompanying notes are an integral part of the consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CARTER'S, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings
Balance at December 29, 2001	$223	$145,277	$—	$12,838
Sales and issuances of common stock (216,624 shares)	2	1,751
Stock compensation on stock options		15
Net income				19,253

Balance at December 28, 2002	225	147,043	—	32,091
Sales and issuances of common stock (45,975 shares)	1	805
Public offering of common stock, net of offering costs (5,390,625 shares)	54	93,815
Stock compensation on stock options		117
Dividends				(24,893)
Net income				23,278

Balance at January 3, 2004	280	241,780	—	30,476
Tax benefit from exercise of stock options		3,807
Exercise of stock options (444,057 shares)	4	1,551
Stock compensation on stock options		372
Issuance of restricted stock (3,035 shares)		100	(100)
Amortization of deferred compensation			5
Net income				49,658

Balance at January 1, 2005	$284	$247,610	$(95)	$80,134

See Note 17 to the accompanying consolidated financial statements for The William Carter Company's Consolidated Statements of Changes in Stockholder's Equity.

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

        Carter's, Inc. conducts its operations and derives all of its operating income and cash flow through its wholly-owned subsidiary, The William Carter Company ("TWCC"). This is a combined report for Carter's, Inc. and its wholly-owned subsidiary, TWCC. Both Carter's, Inc. and TWCC are registrants with the Securities and Exchange Commission. Carter's, Inc. is required to register its equity securities under the Securities Act of 1933, as amended, and TWCC is a voluntary filer as required under the terms of the indenture governing its 10.875% senior subordinated notes.

        Carter's, Inc., together with TWCC (collectively "Carter's," "we," "us," and "our") design, source, manufacture, and market branded childrenswear under the Carter's, Carter's Classics, Child of Mine, and Tykes labels. We replaced the Tykes brand name with our Just One Year brand beginning in December 2004. Our products are sourced through contractual arrangements with numerous manufacturers throughout the world and through production at company-managed sewing facilities in Mexico. Our sewing operations in Costa Rica were closed in the fourth quarter of fiscal 2003 (see Note 15 to the consolidated financial statements regarding this closure). Products are manufactured for wholesale distribution to major domestic retailers, including the mass channel, and for our 180 retail stores that market our brand name merchandise and certain products manufactured by other companies.

        On September 29, 2004, we completed a secondary offering of 8,687,457 shares of Carter's, Inc.'s common stock, including the underwriters' over-allotment option, which was sold by Berkshire Partners LLC and its affiliates ("Berkshire Partners") and certain members of management. We did not receive any of the proceeds from this offering except for proceeds from the exercise of stock options exercised in connection with this offering. The sale reduced the beneficial ownership, on a fully-diluted basis, of Berkshire Partners to 36.2% from 66.0% and management's ownership to 8.9% from 10.1%. We incurred $582,000 of costs related to the offering in fiscal 2004 that are recorded as a component of selling, general, and administrative expenses in the accompanying consolidated statement of operations. As of January 1, 2005, the beneficial ownership, on a fully-diluted basis, of Berkshire Partners and management was 25.5% and 8.8%.

        On October 29, 2003, we completed an initial public offering of Carter's, Inc.'s common stock (the "offering") including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners management agreement. We also used approximately $11.3 million to prepay amounts outstanding under the term loan, as required by the senior credit facility. The remaining proceeds of approximately $11.3 million were utilized for working capital and other general corporate purposes.

        On July 12, 2001, a special purpose entity formed by Berkshire Partners entered into a stock purchase agreement with Carter's, Inc. and all of Carter's, Inc.'s stockholders to acquire substantially all of the stock of Carter's, Inc. except for some equity interests held by our management (the "Acquisition"). The Acquisition was consummated on August 15, 2001.

        The Acquisition was accounted for under the purchase method of accounting. The purchase price for the Acquisition, including related fees and expenses, was allocated to our tangible and identifiable intangible assets and liabilities based upon their estimated fair values with the remainder allocated to goodwill.

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

PRINCIPLES OF CONSOLIDATION:

        The accompanying consolidated financial statements include the accounts of Carter's, Inc. and those of TWCC and TWCC's wholly-owned subsidiaries. International subsidiaries represented 100% of our sewing production for fiscal years 2004, 2003, and 2002. Total net assets (primarily property, plant, and equipment and inventory) at our international subsidiaries were approximately $4.6 million at January 1, 2005 and $4.5 million at January 3, 2004. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

        Our fiscal year ends on the Saturday in December or January nearest to the last day of December. The accompanying consolidated financial statements reflect our financial position as of January 1, 2005 and January 3, 2004 and results of operations for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002. The fiscal year ended January 3, 2004 (fiscal 2003) contains 53 weeks. The fiscal years ended January 1, 2005 (fiscal 2004) and December 28, 2002 (fiscal 2002), each contain 52 weeks.

CASH AND CASH EQUIVALENTS:

        We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. We had cash deposits, in excess of deposit insurance limits, in three banks at January 1, 2005 and four banks at January 3, 2004.

ACCOUNTS RECEIVABLE:

        Approximately 85% of our gross accounts receivable at January 1, 2005 and 87% at January 3, 2004 were from our ten largest wholesale and mass channel customers. Of these customers, three have individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 17%) at January 1, 2005 and January 3, 2004. Sales to these customers represent comparable percentages to total wholesale and mass channel net sales. In fiscal 2004, two customers accounted for 10.0% and 10.7% of our consolidated net sales.

        Components of accounts receivable as of January 1, 2005 and January 3, 2004 are as follows:

(dollars in thousands)	January 1, 2005	January 3, 2004
Trade receivables, net	$76,939	$61,750
Royalties receivable	3,056	2,854
Other	445	714

Total	$80,440	$65,318

INVENTORIES:

        Inventories are stated at the lower of cost (first-in, first-out basis for wholesale and mass channel inventories and retail method for retail inventories) or market. We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT, AND EQUIPMENT:

        Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets, and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings—15 to 26 years and machinery and equipment—3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. We capitalize the cost of our fixtures designed and purchased for use at major wholesale and mass channel accounts. The cost of these fixtures is amortized over a three-year period.

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBILE ASSETS:

        Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition over the fair value of the net assets acquired.

        In connection with the Acquisition, we adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and applied the required provisions of SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). Accordingly, our tradename and goodwill are deemed to have indefinite lives and are not being amortized. Our licensing agreements, however, recognized in the allocation of the Acquisition purchase price, were amortized over the average three-year life of such agreements, as it was determined that these agreements have finite lives. Amortization expense on our licensing agreements was $3.1 million for fiscal 2004 and $5.0 million in fiscal 2003 and fiscal 2002. The licensing agreements were fully amortized as of August 15, 2004.

        We adopted the remaining provisions of SFAS 142 as of the beginning of fiscal 2002. In accordance with this statement, we identified our reporting units, and have completed the required assessments for impairment of goodwill (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) and our tradename and found that there was no impairment of either asset, either at the initial adoption date or at the most recent assessment performed as of January 1, 2005.

        We measure our goodwill and tradename for impairment on at least an annual basis or if events or changes in circumstances so dictate.

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

DEFERRED DEBT ISSUANCE COSTS:

        Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,799,000 for the fiscal year ended January 1, 2005, $1,939,000 for the fiscal year ended January 3, 2004, and $1,631,000 for the fiscal year ended December 28, 2002.

REVENUE RECOGNITION:

        Revenues consist of sales to customers, net of returns, accommodations, deductions, and cooperative ("co-op") advertising. We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. Such amounts are reflected as reductions of net sales. Certain accommodations related to co-op advertising for which we can determine the fair value are classified as a component of selling, general, and administrative expenses. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. All other balances are reviewed regularly by our credit and collections department. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

        During fiscal 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"), we have included the fair value of these arrangements of approximately $3,272,000 in fiscal 2004 as a component of selling, general, and administrative expenses in the accompanying consolidated statement of operations rather than as a reduction of revenue. Co-op advertising arrangements in fiscal 2003 and fiscal 2002 were treated as a reduction of revenue in accordance with EITF 01-09 as we had determined that it was impracticable to obtain the fair value of those arrangements.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

        Shipping and handling costs include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general, and administrative expenses. These costs amounted to approximately $26,955,000 for fiscal 2004, $22,620,000 for fiscal 2003, and $19,514,000 for fiscal 2002.

        With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed would be included in revenue and the related cost would be charged to cost of goods sold. For fiscal years 2004, 2003, and 2002, no such arrangements or billings to customers occurred.

ROYALTIES AND LICENSE FEES:

        We license the Carter's, Carter's Classics, Just One Year, and Child of Mine names to other companies for use on baby and young children's products, including bedding, outerwear, shoes, socks, room décor, toys, stationery, strollers, hair accessories, and related products. These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

        We have licensed the right to use and sublicense the Tykes trademark for use on certain products sold primarily at Target stores. We have replaced the Tykes brand name in Target stores with our Just One Year brand beginning in December 2004.

STOCK-BASED COMPENSATION ARRANGEMENTS:

        We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion No. 25 ("APB 25"). Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of Carter's, Inc.'s common stock, prior to our initial public offering, determined under the minimum value method as provided by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing model. See Note 6 to the consolidated financial statements for additional information.

        For disclosure purposes only, we have measured compensation expense, in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS 123:

	For the fiscal years ended
(dollars in thousands, except per share data)	January 1, 2005	January 3, 2004	December 28, 2002
Net income, as reported	$49,658	$23,278	$19,253
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	227	72	9
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(1,747)	(645)	(524)

Pro forma net income	$48,138	$22,705	$18,738

Carter's, Inc.'s net income per common share:
Basic—as reported	$1.77	$0.99	$0.86
Basic—pro forma	$1.71	$0.96	$0.83
Diluted—as reported	$1.66	$0.92	$0.82
Diluted—pro forma	$1.61	$0.90	$0.80

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

SUPPLEMENTAL CASH FLOW INFORMATION:

        Interest paid in cash approximated $16,979,000 for the fiscal year ended January 1, 2005, $24,580,000 for the fiscal year ended January 3, 2004, and $26,886,000 for the fiscal year ended

December 28, 2002. Income taxes paid in cash approximated $33,970,000 for the fiscal year ended January 1, 2005, $10,968,000 for the fiscal year ended January 3, 2004, and $12,720,000 for the fiscal year ended December 28, 2002.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

        The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE:

        In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive common shares, which include stock options and non-vested restricted stock, that were outstanding during the period. All such stock options are reflected in the denominator using the treasury stock method. This method assumes that shares are issued for stock options that are "in the money," but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of our shares for the respective periods. Non-vested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price. We have used our best estimate of the average fair market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

        For the fiscal years ended January 1, 2005 and December 28, 2002, antidilutive shares of 6,632 and 352 were excluded from the computations of diluted earnings per share. There were no antidilutive shares for the fiscal year ended January 3, 2004.

        The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding for Carter's, Inc.:

	For the fiscal years ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net income	$49,658,000	$23,278,000	$19,253,000
Carter's, Inc.'s weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,125,584	23,611,372	22,453,088
Dilutive effect of stock options and unvested restricted stock awards	1,802,373	1,576,120	1,091,812

Diluted number of common and common equivalent shares outstanding	29,927,957	25,187,492	23,544,900

Basic net income per common share	$1.77	$0.99	$0.86
Diluted net income per common share	$1.66	$0.92	$0.82

RECENT ACCOUNTING PRONOUNCEMENTS:

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 2, 2005. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. Additionally, we will use the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter. The impact of adoption, based upon current options outstanding, is estimated to result in an aggregate reduction in third and fourth quarter of fiscal 2005 pre-tax earnings of approximately $1.3 million or approximately $0.03 per diluted share.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletins ("ARB") No. 43, Chapter 4, "Inventory Pricing" ("ARB 43"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. SFAS 151 is not expected to have a material impact on the Company.

NOTE 3—INVENTORIES:

        Inventories consisted of the following:

(dollars in thousands)	January 1, 2005	January 3, 2004
Finished goods	$116,137	$102,921
Work in process	3,241	1,572
Raw materials and supplies	1,414	267

Total	$120,792	$104,760

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT:

        Property, plant, and equipment consisted of the following:

(dollars in thousands)	January 1, 2005	January 3, 2004
Land, buildings, and improvements	$27,333	$26,326
Machinery and equipment	53,863	41,766
Marketing fixtures	11,301	14,686
Construction in progress	2,064	676

	94,561	83,454
Accumulated depreciation and amortization	(41,374)	(32,952)

Total	$53,187	$50,502

        Depreciation and amortization expense was approximately $16,411,000 for the fiscal year ended January 1, 2005, $17,216,000 for the fiscal year ended January 3, 2004, and $13,693,000 for the fiscal year ended December 28, 2002.

NOTE 5—LONG-TERM DEBT:

        Long-term debt of TWCC consisted of the following:

(dollars in thousands)	January 1, 2005	January 3, 2004
Senior credit facility term loan	$71,326	$99,612
10.875% Series B Senior Subordinated Notes due 2011, net of unamortized discount of $574 in fiscal 2004 and $649 in fiscal 2003	113,176	113,101

	184,502	212,713
Current maturities	(724)	(3,336)

Total	$183,778	$209,377

SENIOR CREDIT FACILITY

        The Company has a senior credit facility (the "senior credit facility") with Bank of America (formally Fleet National Bank) as the administrative agent, and other lenders. The senior credit facility consists of a term loan and a revolving loan facility which provides for a borrowing capacity of up to $80.0 million. Effective November 24, 2004, our senior credit facility was amended to increase our letter of credit sublimit from $40.0 million to $60.0 million and eliminate the requirement to hedge a portion of our variable rate debt.

        Prior to July 29, 2003, amounts outstanding under the senior credit facility accrued interest, at our option, at a rate per annum equal to either: (1) the base rate, as defined in the senior credit facility, or (2) an adjusted Eurodollar rate, as defined in the senior credit facility, in each case plus an applicable interest margin. The applicable interest margin for the term loan, determined by reference to the leverage ratio, ranged from 2.25% to 2.75% for Eurodollar rate loans and 2.50% for base rate loans. The applicable interest margin for the revolving loan facility was 3.00% for Eurodollar rate loans and 2.00% for base rate loans. In connection with our senior credit facility amendment effective July 29, 2003, we prepaid our existing Tranche B term loan and replaced it with a new Tranche C term loan providing for a 75 basis point reduction in the applicable interest margins. The applicable interest margins for the term loan and the revolving loan facility are subject to quarterly adjustments based on our achievement of certain leverage ratios. The interest rate otherwise payable under the senior credit facility would increase by 2.0% per annum during the continuance of payment default. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. Interest on the revolving loan facility is payable quarterly. The effective interest rate on variable rate senior credit facility borrowings outstanding at January 1, 2005 and January 3, 2004 was 5.0% and 3.7%.

        We completed an initial public offering of Carter's, Inc.'s common stock on October 29, 2003, as further described in Note 1 to the consolidated financial statements. As required by the senior credit facility, we utilized $11.3 million of the proceeds to prepay amounts under the term loan. Furthermore, on December 31, 2003, March 22, 2004, and December 31, 2004 we made voluntary prepayments on the term loan of $6.5 million, $5.0 million, and $20.0 million. As of January 1, 2005, there was $71.3 million in term loan borrowings outstanding and no borrowings under the revolving loan facility (excluding approximately $6.8 million in outstanding letters of credit) and approximately $73.2 million of unused commitment under the senior credit facility for working capital and other purposes.

        The senior credit facility, as amended on July 29, 2003, sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Carter's, Inc., excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 25% or 50% of consolidated excess cash flow (50% or 75% prior to the July 29, 2003 amendment), depending on the applicable leverage ratio, as both terms are defined in the amended senior credit facility. Accordingly, we made a principal prepayment of approximately $2.4 million on March 22, 2004, which is included in current maturities of long-term debt on the January 3, 2004 accompanying consolidated balance sheet. No such prepayment is required in fiscal 2005. The lenders will apply such prepayments first to the term loan and, second, to permanently reduce the revolving loan facility. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

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

        The senior credit facility contains certain covenants which, among other things, limit: the incurrence of additional indebtedness; mergers, acquisitions, and sales of assets; the incurrence of liens or other encumbrances, guarantees, or pledges; the payment of dividends and repurchases of common stock; prepayments of equity and subordinated debt instruments, including the 10.875% senior subordinated notes (the "Notes"); investments; and certain transactions with affiliates. Effective July 29, 2003, the senior credit facility was amended to permit the repurchase of up to $15.0 million of additional senior subordinated notes following our initial public offering, permit a dividend payment of $24.9 million to our equity holders on July 31, 2003, and permit a $2.5 million payment to our vested option holders on July 31, 2003. Our senior credit facility requires us to meet certain financial tests based upon Adjusted EBITDA, as defined, including, without limitation: maximum leverage, minimum interest coverage, and minimum fixed charge coverage. The most restrictive of these covenants as of January 1, 2005, was the maximum leverage ratio, which, based on our level of borrowings, required Adjusted EBITDA to be no less than $52.1 million. Our actual Adjusted EBITDA, as defined in our senior credit facility, for the twelve-month period ended January 1, 2005 was $121.3 million. The senior credit facility also limits the level of annual capital expenditures.

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

        After giving effect to the prepayments, described above, remaining principal borrowings under the term loan are due and payable in eleven quarterly installments of $181,031 from March 31, 2005 through September 30, 2007 and four quarterly payments of approximately $17.3 million from December 31, 2007 through September 30, 2008. Any outstanding balance on the revolving loan facility, which includes letters of credit, is payable in full on August 15, 2006.

SENIOR SUBORDINATED NOTES

        The Company has $113.2 million of 10.875% senior subordinated notes (less an unamortized discount of $0.6 million), outstanding as of January 1, 2005. Interest on the Notes accrues at the rate of 10.875% per annum and is payable semi-annually in arrears on February 15 and August 15. The principal on the Notes is due in full on August 15, 2011. As permitted by the indenture governing

TWCC's senior subordinated notes, on November 28, 2003, we exercised our right to redeem 35% of the aggregate principal amount of the Notes and used approximately $68.7 million of the proceeds from our equity offering further described in Note 1 to the consolidated financial statements, to redeem approximately $61.3 million in outstanding senior subordinated notes and paid a redemption premium of approximately $6.7 million and $0.7 million in related accrued interest charges.

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

Fiscal year	Percentage
2006	105.438%
2007	103.625%
2008	101.813%
2009 and thereafter	100.000%

        The Notes contain provisions and covenants including limitations on other indebtedness, restricted payments and distributions, sales of assets, subsidiary stock, liens, and certain other transactions.

        The fair value of our senior subordinated notes was approximately $13.7 million greater than the book value as of January 1, 2005 and $17.6 million greater than the book value as of January 3, 2004. The fair values were estimated based on similar issues or on current rates offered to us for debt of the same remaining maturity.

NOTE 6—STOCKHOLDERS' EQUITY:

        In connection with the re-incorporation, as further described in Note 1 to the consolidated financial statements, effective September 30, 2003, the total amount of Carter's, Inc.'s authorized capital stock consists of 40,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share. As of January 1, 2005, Carter's, Inc. had outstanding 28,432,452 shares of common stock and no shares of preferred stock.

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

STOCK OPTION PLANS AND STOCK ISSUANCES:

        At the time of the Acquisition, as further described in Note 1 to the consolidated financial statements, we terminated our existing Management Stock Incentive Plan (the "Former Plan"), which had been formed to provide incentives to our employees and directors. All outstanding stock options under the Former Plan are subsequently covered by the basic component of the 2001 Equity Incentive Plan, which was amended and restated on October 10, 2003 and renamed as our 2003 Equity Incentive Plan (the "Plan") described below, and expire on August 15, 2011. Stock options awarded under the Former Plan and retained by management after the Acquisition ("retained stock options") entitle recipients to purchase Carter's, Inc.'s common stock. The exercise price of all stock options granted under the Former Plan was $1.50 per share, which was deemed to be the fair market value of the stock at the time the stock options were granted. Accordingly, no compensation expense was recognized on the stock options granted. All stock options granted under the Former Plan vested immediately upon the Acquisition.

        At the time of the Acquisition, we adopted the 2001 Equity Incentive Plan in order to provide incentives to our employees and directors. Awards under the 2001 Equity Incentive Plan provided recipients with options to purchase shares of Carter's, Inc.'s common stock. There were 4,344,196 shares, as amended and described below, of Carter's, Inc.'s common stock made available under the 2001 Equity Incentive Plan. Two types of stock option awards were issued under the Plan—basic stock options and performance stock options. Basic stock options vest ratably over a five-year period, but immediately vest upon a change in control, as defined. Performance stock options vest after eight years, but may vest earlier, either all or in part, upon our achievement of certain defined performance objectives as of approximately five years after the grant date or the occurrence of one of several events, including a change of control, as defined, or termination of employment. Coincident with the completion of the secondary offering as described in Note 1 to the consolidated financial statements, certain performance objectives have been met and a determination event, as defined, has occurred. Accordingly, performance stock options will now vest ratably over a five-year period from the grant date.

        On October 10, 2003, we amended and restated the 2001 Equity Incentive Plan and renamed it the 2003 Equity Incentive Plan. Under the Plan, as amended, the compensation committee of our board of directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards. The amendment and restatement increased the number of shares available to be delivered under the plan by 400,000.

Participation in the amended and restated Plan is limited to those key employees and others who are selected by the compensation committee. Under the amended and restated Plan, the maximum number of shares of stock for which stock options or SARs may be awarded to any participant in any year, and the maximum number of shares of stock deliverable to any participant under other awards for any year, is in each case 4,000,000. The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events. As of January 1, 2005, there are 224,205 shares available for grant under the Plan. The amended and restated Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.

        Since the number of shares and the exercise price per share are known at the time of grant, each of the basic stock options, performance stock options, and retained stock options qualify for fixed plan accounting. All stock options issued under the Plan expire ten years from the date of grant. The exercise price of the basic and performance stock options issued at the time of the Acquisition in fiscal 2001 was $6.16 per share, which was deemed to be the fair market value of Carter's, Inc.'s common stock at the time the stock options were granted, based upon the purchase price of common stock in the Acquisition of Carter's, Inc. as described in Note 1 to the consolidated financial statements. These were the only stock options granted during fiscal 2001.

        In fiscal 2002, we issued 117,000 stock options and recognized approximately $14,500 in compensation expense related to these stock option grants based upon the difference in the estimated fair value of Carter's, Inc.'s common stock at the time the stock options were granted and the exercise price. During fiscal 2002, we also sold shares of Carter's, Inc.'s common stock to two of our directors and issued shares of Carter's, Inc.'s common stock to a consultant. In connection with these transactions, as well as the stock option grants to certain employees, we recorded compensation expense during fiscal 2002 in the amount of approximately $768,000. Additionally, we received cash proceeds of $1.0 million and recorded approximately $1.8 million to our additional paid-in capital.

        In fiscal 2003, we issued 398,000 stock options, 321,200 of which were issued at an exercise price that was below the fair value. In connection with these issuances, we recognized approximately $116,800 in compensation expense based upon the difference in the estimated fair value of Carter's, Inc.'s common stock at the time the stock options were granted and the exercise price. The weighted average exercise price and weighted average fair value for the stock options issued below fair value were $13.95 and $19.00. For the remaining stock options issued during fiscal 2003, for which the exercise price was equal to the fair value, the weighted average exercise price and weighted average fair value were $9.88. During fiscal 2003, we also sold shares of Carter's, Inc.'s common stock to two of our directors for cash proceeds of $600,000. In connection with these transactions, as well as the stock option grants to certain employees, we recorded compensation expense of $206,000 and additional paid-in capital in the amount of $600,000.

        In fiscal 2004, we issued 396,200 stock options to purchase Carter's, Inc.'s common stock to certain employees. No compensation expense was recorded during fiscal 2004 as a result of stock options granted during that period as the stock options were issued as of the date of grant with an exercise price equal to the fair market value of a share of stock. The weighted average exercise price and weighted average fair value were $29.47. During fiscal 2004, certain employees exercised 444,057 stock options for cash proceeds to Carter's, Inc. of $1,554,580. None of the options issued during fiscal 2004 were exercisable at January 1, 2005.

        In fiscal 2004, we issued 3,035 shares of restricted stock to one of our directors on November 4, 2004 with a fair market value of $32.95 on the date of the grant. We received no proceeds from the issuance of restricted stock. In connection with this grant, we recognized $5,000 in compensation expense resulting in $95,000 of deferred compensation at January 1, 2005 to be amortized over the remainder of the 3-year vesting period.

        A summary of stock option activity under this Plan (in number of shares that may be purchased) is as follows (including options retained by management, which were all originally issued under the Former Plan):

	Basic stock options	Weighted average exercise price per share	Performance stock options	Weighted average exercise price per share	Retained stock options	Weighted average exercise price per share
Outstanding, December 29, 2001	772,464	$6.16	1,219,348	$6.16	1,379,620	$1.50
Granted	39,004	$6.68	77,996	$6.84	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding, December 28, 2002	811,468	$6.18	1,297,344	$6.20	1,379,620	$1.50
Granted	149,792	$13.16	248,208	$13.16	—	—
Exercised	—	—	—	—	—	—
Forfeited	(16,756)	$6.16	(35,244)	$6.16	—	—
Expired	—	—	—	—	—	—

Outstanding, January 3, 2004	944,504	$7.29	1,510,308	$7.35	1,379,620	$1.50
Granted	396,200	$29.47	—	—	—	—
Exercised	(72,889)	$6.24	(114,582)	$6.24	(256,585)	$1.50
Forfeited	(37,570)	$8.31	(76,107)	$7.93	—	—
Expired	—	—	—	—	—	—

Outstanding, January 1, 2005	1,230,245	$14.47	1,319,619	$7.41	1,123,035	$1.50

Exercisable, January 1, 2005	428,254	$6.63	685,688	$6.66	1,123,035	$1.50

        Retained stock options relate to stock options that were outstanding prior to the Acquisition and became fully vested in connection with the Acquisition.

        A summary of basic stock options outstanding and exercisable at January 1, 2005 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$ 6 – $10	720,722	6.69 years	$6.30	405,589	$6.22
$13 – $14	113,323	8.65 years	$13.95	22,665	$13.95
$27 – $33	396,200	9.37 years	$29.47	—	—

	1,230,245	7.74 years	$14.47	428,254	$6.63

        A summary of performance stock options outstanding and exercisable at January 1, 2005 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life	Weighted average exercise price	Number	Weighted average exercise price
$ 6 – $10	1,131,742	6.71 years	$6.32	648,113	$6.24
$13 – $14	187,877	8.65 years	$13.95	37,575	$13.95

	1,319,619	6.98 years	$7.41	685,688	$6.66

        There were 1,123,035 retained stock options outstanding and exercisable as of January 1, 2005 with a weighted average exercise price of $1.50 and weighted average contractual life of 6.63 years.

        The weighted average contractual life for the retained, basic, and performance stock options in aggregate as of January 1, 2005 is approximately 7.12 years.

        For disclosure purposes only, we have measured compensation expense, in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS 123:

	For the fiscal years ended
(dollars in thousands, except per share data)	January 1, 2005	January 3, 2004	December 28, 2002
Net income, as reported	$49,658	$23,278	$19,253
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	227	72	9
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(1,747)	(645)	(524)

Pro forma net income	$48,138	$22,705	$18,738

Carter's, Inc.'s net income per common share:
Basic—as reported	$1.77	$0.99	$0.86
Basic—pro forma	$1.71	$0.96	$0.83
Diluted—as reported	$1.66	$0.92	$0.82
Diluted—pro forma	$1.61	$0.90	$0.80

        For basic stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002. For basic stock options, using the Black-Scholes method, the fair value of each stock option at the date of the grant was estimated to range from $12.67 to $15.41 per share for stock options granted in fiscal 2004, $6.40 to $13.55 per share for stock options granted in fiscal 2003, and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

        For performance stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002. For performance stock options, using the Black-Scholes method, the fair value of each stock option at the date of grant has been estimated to range from $6.40 to $13.55 per share for stock options granted in fiscal 2003 and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

        We have determined that the effect on pro forma net income would have been immaterial had compensation expense for our stock option grants, for periods prior to our initial public offering calculated using the minimum value method, been determined based on the fair value method as of the grant date using the Black-Scholes model.

        The fair value of options granted subsequent to August 23, 2002 was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions:

			For the period from August 23, 2002 through December 28, 2002
	For the fiscal years ended
	January 1, 2005	January 3, 2004
Volatility	36.80%	49.58%	49.58%
Risk-free interest rate	3.66%	4.03%	4.05%
Expected lives (years)	7	10	10
Dividend yield	—	—	—

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

        The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan:

	For fiscal the years ended
(dollars in thousands)	January 1, 2005	January 3, 2004	December 28, 2002
Benefit Obligation (APBO) at beginning of period	$10,439	$10,221	$9,952
Service cost	89	80	71
Interest cost	631	630	611
Plan participants' contributions	—	17	1,044
Actuarial loss	888	408	477
Benefits paid	(561)	(917)	(1,934)

APBO at end of period	$11,486	$10,439	$10,221

        Our contribution for these post-retirement benefit obligations was $857,796 in fiscal year 2004, $824,948 in fiscal year 2003, and $890,521 in fiscal year 2002. We expect that our contribution for post-retirement benefit obligations in fiscal 2005 will be approximately $800,000. We do not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

        The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized primarily in other long-term liabilities in the accompanying consolidated balance sheets, as follows:

(dollars in thousands)	January 1, 2005	January 3, 2004
Funded status (unfunded APBO)	$11,486	$10,439
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(2,198)	(1,408)

Accrued benefit cost	$9,288	$9,031

        The discount rates used in determining the APBO were as follows:

	January 1, 2005	January 3, 2004
Discount rates	5.75%	6.00%

        The components of post-retirement benefit expense charged to operations are as follows:

	For the fiscal years ended
(dollars in thousands)	January 1, 2005	January 3, 2004
Service cost — benefits attributed to service during the period	$89	$80
Interest cost on accumulated post-retirement benefit obligation	631	630
Amortization of net actuarial loss	97	—

Total net periodic post-retirement benefit cost	$817	$710

        The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	January 1, 2005	January 3, 2004
Discount rates	6.0%	6.5%

        The effects on our plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

        We have an obligation under a defined benefit plan covering certain former officers. At January 1, 2005 and January 3, 2004, the present value of the estimated remaining payments under this plan was approximately $1.4 million and is included in other current and long-term liabilities in the accompanying consolidated balance sheets.

        We also sponsor a defined contribution plan within the United States. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least

257 hours were served. The plan provides for the option for employee contributions up to statutory limits, of which we match up to 4% of the employee contribution, at a rate of 100% on the first 3% and 50% of the second 2%. Our expense for the defined contribution plan totaled approximately $1,761,000 for the fiscal year ended January 1, 2005, $1,649,000 for the fiscal year ended January 3, 2004, and $1,363,000 for the fiscal year ended December 28, 2002.

NOTE 8—INCOME TAXES:

        The provision (benefit) for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	January 1, 2005	January 3, 2004	December 28, 2002
Current tax provision:
Federal	$30,224	$12,858	$11,833
State	5,570	2,122	1,917
Foreign	199	369	525

Total current provision	35,993	15,349	14,275

Deferred tax (benefit) provision:
Federal	(2,800)	266	(1,126)
State	(343)	33	(138)

Total deferred (benefit) provision	(3,143)	299	(1,264)

Total provision	$32,850	$15,648	$13,011

        Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	January 1, 2005	January 3, 2004
	Assets (Liabilities)
Current deferred taxes:
Accounts receivable allowance	$3,777	$3,042
Inventory	5,465	3,212
Accrued liabilities	3,205	2,863
Deferred employee benefits	(369)	(470)
Other	493	398

Total current deferred taxes	$12,571	$9,045

Non-current deferred taxes:
Depreciation	$(6,085)	$(4,673)
Tradename and licensing agreements	(81,486)	(82,643)
Deferred employee benefits	3,939	3,937
Other	53	183

Total non-current deferred taxes	$(83,579)	$(83,196)

        The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	January 1, 2005	January 3, 2004
Statutory federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.1	3.6
U.S. tax on closure of Costa Rican facilities	0.3	1.2
Non-deductible stock offering expenses	0.3	—
Foreign income, net of tax	0.1	0.3
Other	—	0.1

Total	39.8%	40.2%

        The portion of income before income taxes attributable to foreign income was approximately $390,000 for the fiscal year ended January 1, 2005, $750,000 for the fiscal year ended January 3, 2004, and $1,276,000 for the fiscal year ended December 28, 2002.

NOTE 9—LEASE COMMITMENTS:

        Rent expense under operating leases was approximately $24,416,000 for the fiscal year ended January 1, 2005, $22,356,000 for the fiscal year ended January 3, 2004, and $20,584,000 for the fiscal year ended December 28, 2002.

        Minimum annual rental commitments under current noncancellable operating leases as of January 1, 2005 were as follows:

(dollars in thousands)
Fiscal Year	Buildings, primarily retail stores	Transportation equipment	Data processing equipment	Manufacturing equipment	Total noncancellable leases
2005	$18,780	$68	$997	$274	$20,119
2006	16,262	51	589	156	17,058
2007	13,522	50	341	62	13,975
2008	10,524	28	23	11	10,586
2009	7,794	18	7	—	7,819
Thereafter	28,945	2	—	—	28,947

Total	$95,827	$217	$1,957	$503	$98,504

        We currently operate 180 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,900 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options. In February 2001, we entered into a ten-year lease agreement for our corporate office in Atlanta, Georgia. On December 21, 2004, this lease was amended to include an additional floor of the building, effective July 3, 2005 and to extend the lease term until June 30, 2015. This lease has a five-year renewal option. We lease office space in Griffin, Georgia which expires December 2005 with a one-year renewal option. We also lease office space in Shelton, Connecticut which expires December 2006 with a five-year renewal option. We also lease office space in New York, New York which expires January 2015, as amended February 1, 2005. In January 2003, we entered into a seven-year lease agreement, with a cancellation option after four years, for a distribution facility in Stockbridge, Georgia which expires March 2010 with options to renew up to 13 years. Internationally, we lease two sewing facilities, one in Linares and one in Montemorelos, Mexico with leases that expire July 2007 and July 2008, each with ten-year renewal options.

        In accordance with SFAS No. 13 "Accounting for Leases," we review all of our leases to determine whether they qualify as operating or capital leases. As of January 1, 2005, all of our leases are classified as operating. Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term. We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

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

        As of January 1, 2005, we have entered into various purchase order commitments with full package suppliers for merchandise for resale that approximates $105.3 million. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

NOTE 11—OTHER CURRENT LIABILITIES:

        Other current liabilities consisted of the following:

(dollars in thousands)	January 1, 2005	January 3, 2004
Accrued income taxes	$10,726	$12,539
Accrued incentive compensation	9,378	5,928
Accrued interest	4,852	4,783
Accrued workers' compensation	3,700	3,575
Other current liabilities	12,040	10,580

Total	$40,696	$37,405

NOTE 12—VALUATION AND QUALIFYING ACCOUNTS:

        Information regarding accounts receivable and inventory reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Inventory reserves
Balance, December 29, 2001	$1,673	$1,681
Additions, charged to expense	2,578	1,177
Write-offs	(2,371)	—

Balance, December 28, 2002	1,880	2,858
Additions, charged to expense	2,161	6,682
Write-offs	(1,678)	(4,508)

Balance, January 3, 2004	2,363	5,032
Additions, charged to expense	3,520	11,119
Write-offs	(3,005)	(6,267)

Balance, January 1, 2005	$2,878	$9,884

NOTE 13—RELATED PARTY TRANSACTIONS:

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

        In January 2000, we issued a loan to Frederick J. Rowan, II, our Chairman and Chief Executive Officer, in the amount of $4.3 million, the proceeds of which were used by Mr. Rowan to repay a previous loan from us in the amount of $1.5 million. In connection with the Acquisition, we amended the terms of this loan. Neither of the original loan or the amended loan was issued in connection with the purchase of Carter's, Inc.'s common stock. As amended, the $4.3 million loan is payable in annual installments of $600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. In December 2002, Mr. Rowan made a voluntary payment of $1.5 million on this obligation. The loan is payable upon demand and is collateralized by his equity in Carter's, Inc.'s common stock. The loan bears interest at the average rate payable by us under the revolving loan facility. The loan is prepayable with proceeds of any disposition of Mr. Rowan's stock in Carter's. The highest outstanding balance under Mr. Rowan's loan during fiscal 2004 was approximately $3.4 million. As of January 1, 2005, the outstanding balance of this obligation, including interest accrued thereon, is approximately $2.9 million and is included in other assets on the accompanying consolidated balance sheet.

        In December of 2002, we paid Mr. Rowan a special bonus of $5.0 million.

NOTE 14—SEGMENT INFORMATION:

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires segment information to be disclosed based upon a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments. During the third quarter of fiscal 2003, we revised our methodology for evaluating and reporting profitability. As a result of the launch of our Child of Mine brand with Wal-Mart, we have expanded our presence in the mass channel resulting in the establishment of a new segment of our business.

        Under our previous method of evaluating and reporting the profitability of our segments, each segment's results included costs directly related to the segment's revenue and all other costs were allocated based on the relationship to consolidated net sales or units produced to support each segment's revenue. Intersegment sales and transfers were recorded at cost and were treated as a transfer of inventory.

        Under our new methodology, segment results include the direct costs of each segment (on the same basis as the previous methodology) and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment's revenue. Certain costs, including incentive compensation for certain employees, the Berkshire Partners LLC management fee (see Note 13 to the consolidated financial statements), and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below. Intersegment sales and transfers continue to be recorded at cost and are treated as a transfer of inventory. Prior period segment information has been reclassified to conform with the current presentation. The accounting policies of the segments are the same as those described in Note 2 "Summary of Significant Accounting Policies" to the consolidated financial statements.

        The table below presents certain segment information for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	January 1, 2005	% of total	January 3, 2004	% of total	December 28, 2002	% of total
Net sales:
Wholesale	$385,810	46.9%	$356,888	50.7%	$301,993	52.1%
Retail	291,362	35.4%	263,206	37.4%	253,751	43.8%
Mass channel	145,949	17.7%	83,732	11.9%	23,803	4.1%

Total net sales	$823,121	100.0%	$703,826	100.0%	$579,547	100.0%

		% of net sales		% of net sales		% of net sales
Operating income:
Wholesale	$56,515	14.6%	$49,192	13.8%	$43,623	14.4%
Retail	61,117	21.0%	52,280	19.9%	53,837	21.2%
Mass channel	15,312	10.5%	4,833	5.8%	(3,427)	(14.4)%
Other reconciling items	(31,919)	(3.9)%	(31,665)	(4.5)%	(33,468)	(5.8)%

Total operating income	$101,025	12.3%	$74,640	10.6%	$60,565	10.5%

        In fiscal 2004, one customer in our wholesale segment accounted for 10.0% of consolidated net sales and one customer in our mass channel segment accounted for 10.7% of consolidated net sales.

        The table below represents inventory by segment:

(dollars in thousands)	January 1, 2005	January 3, 2004
Wholesale	$70,435	$62,991
Retail	25,116	19,817
Mass channel	25,241	21,952

Total	$120,792	$104,760

        Wholesale inventories include inventory produced and warehoused for the retail segment.

        The following represents property, plant, and equipment, net, by geographic area:

(dollars in thousands)	January 1, 2005	January 3, 2004
United States	$51,055	$47,676
International	2,132	2,826

Total	$53,187	$50,502

        Our international operations consist of sewing facilities and, accordingly, no revenues are recorded at these locations.

        The following represents goodwill by segment:

(dollars in thousands)	January 1, 2005	January 3, 2004
Wholesale	$52,843	$52,843
Retail	83,654	83,654
Mass channel	2,785	2,785

Total	$139,282	$139,282

NOTE 15—CLOSURE COSTS:

        In the fourth quarter of fiscal 2002, we recorded a charge of approximately $150,000 related to a reduction in the carrying value of the land and building held for sale located in Barnesville, Georgia which was sold in the second quarter of fiscal 2003.

        On July 3, 2004, we closed our distribution facility located in Leola, Pennsylvania in order to consolidate shipping operations with our remaining three distribution facilities located in Georgia. This closure was announced to affected employees on June 1, 2004. Total employees terminated as of January 1, 2005 were 35. As a result of this closure, we recorded approximately $175,000 in severance and other exit costs. As of January 1, 2005, we have approximately $18,000 accrued for additional severance costs included in other current liabilities in the accompanying balance sheet.

        In July of 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers. Such closures were announced on September 16, 2003 and the facilities were held and used for production through the end of November 2003. Total employees terminated as a result of these closures were 1,474. As a result of these closures, we recorded approximately $1,306,000 in accelerated depreciation during the third and fourth quarters of fiscal 2003 (included in cost of goods sold). Additionally, in fiscal 2003 we recorded closure costs of $1,041,000 comprised of $184,000 of asset impairment charges, $483,000 of severance, and $374,000 in other exit costs. We also incurred approximately $424,000 in the fourth quarter of fiscal 2003 and $285,000 in fiscal 2004 of federal income tax expense related to the dissolution of the Costa Rican subsidiaries (included in the provision for income taxes). During fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously accrued for this closure and recorded approximately $74,000 of severance and $371,000 of other exit costs related to these closures.

        Activity associated with the closure cost reserves for our Costa Rican sewing facility and our distribution facility in Leola, Pennsylvania for the fiscal year ended January 1, 2005 is as follows:

	January 3, 2004 Reserves	Provisions	Payments	January 1, 2005 Reserves
Severance and other termination benefits	$274,000	$172,000	($428,000)	$18,000
Other exit costs	—	448,000	(448,000)	—

Total	$274,000	$620,000	($876,000)	$18,000

NOTE 16—UNAUDITED QUARTERLY FINANCIAL DATA:

        Unaudited summarized financial data by quarter for the fiscal years ended January 1, 2005 and January 3, 2004 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2004:
Net sales	$182,720	$156,307	$251,357	$232,737
Gross profit	66,270	59,591	87,867	84,311
Selling, general, and administrative expenses	47,370	48,024	56,280	57,082
Royalty income	3,164	2,504	3,589	3,105
Operating income	21,530	14,065	35,127	30,303
Net income	10,313	5,917	18,412	15,016
Basic EPS	0.37	0.21	0.65	0.53
Diluted EPS	0.35	0.20	0.62	0.50
2003:
Net sales	$165,993	$140,008	$212,135	$185,690
Gross profit	60,604	49,855	75,684	69,143
Selling, general, and administrative expenses	44,921	41,843	51,896	49,368
Royalty income	2,554	1,903	3,692	2,876
Operating income	18,237	9,915	27,365	19,123
Net income	6,910	2,088	12,655	1,625
Basic EPS	0.31	0.09	0.56	0.06
Diluted EPS	0.29	0.09	0.52	0.06

NOTE 17—FINANCIAL INFORMATION OF THE WILLIAM CARTER COMPANY:

        Subsequent to the Acquisition described in Note 1 to the consolidated financial statements, there are substantially no differences in the statements of operations and cash flows of Carter's, Inc. and TWCC and substantially no differences in the balance sheet other than the components of equity. The stockholder's equity of TWCC as of January 1, 2005 equals that of Carter's, Inc., however, its components of the common stock and additional paid-in capital accounts are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of TWCC for each of the three fiscal years ended January 1, 2005.

(dollars in thousands)	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings
Balance at December 29, 2001	$—	$144,877	$—	$12,838
Capital contributions from Carter's, Inc.		1,000
Stock compensation		768
Net income				19,253

Balance at December 28, 2002	—	146,645	—	32,091
Capital contributions from Carter's, Inc. (1)		95,092
Dividends to Carter's, Inc.				(24,893)
Stock compensation		323
Net income				23,278

Balance at January 3, 2004	—	242,060	—	30,476
Capital contributions from Carter's, Inc. (2)		1,555
Stock compensation		372
Tax benefit from exercise of stock options		3,807
Issuance of restricted stock (3)		100	(100)
Amortization of deferred compensation			5
Net income				49,658

Balance at January 1, 2005	$—	$247,894	$(95)	$80,134

(1)
Includes the net proceeds received by Carter's, Inc. of approximately $93.9 million from the sale of its common stock as further described in Note 1 to the consolidated financial statements that were contributed to TWCC, $600,000 related to the sale of common stock to two of our directors, and a capital contribution of $623,000 from Carter's, Inc.

(2)
Relates to the proceeds received by Carter's, Inc. from the issuance of 444,057 shares of Carter's, Inc.'s common stock upon the exercise of stock options.

(3)
Relates to the issuance of 3,035 shares of restricted stock to one of our directors.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Chief Executive Officer and Chief Financial Officer of Carter's, Inc. and TWCC have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Carter's, Inc. and TWCC have concluded that our disclosure controls and procedures are adequate and effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted evaluations of the effectiveness of each of Carter's, Inc. and The William Carter Company and its subsidiaries' internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluations under the framework in Internal Control—Integrated Framework issued by the COSO, our management concluded that each of Carter's, Inc. and The William Carter Company and its subsidiaries' internal control over financial reporting was effective as of January 1, 2005.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management's assessments of the effectiveness of each of Carter's, Inc. and The William Carter Company and its subsidiaries' internal control over financial reporting as of January 1, 2005 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)
  The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. to be held on May 12, 2005. Carter's, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by the Form 10-K. Information regarding executive officers of the registrant is included in Item 4A of this Annual Report on Form 10-K.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(A) 1.	Financial Statements filed as part of this report	32
	Report of Independent Registered Public Accounting Firm	33
	Consolidated Balance Sheets at January 1, 2005 and January 3, 2004	35
	Consolidated Statements of Operations for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	36
	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	37
	Carter's, Inc. Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	38
	Notes to Consolidated Financial Statements	39
2.	Financial Statement Schedules: None
(B)
Exhibits:

Exhibit Number	Description of Exhibits
2.1	Stock Purchase Agreement dated July 12, 2001 by and among Carter Holdings, Inc., the stockholders of Carter Holdings, Inc. and CH Acquisitions LLC.**
2.2	Amendment No. 1 to the Stock Purchase Agreement, dated August 15, 2001, by and among CH Acquisitions LLC and the Management Stockholders.**
3.1	Certificate of Incorporation of Carter's, Inc.*
3.2	By-laws of Carter's, Inc.*
4.1	Specimen Certificate of Common Stock.***
4.2	Indenture dated as of August 15, 2001 among The William Carter Company, the Guarantors named therein and State Street Bank and Trust Company, as Trustee.**
4.3	Exchange and Registration Rights Agreement dated August 15, 2001 between The William Carter Company, Goldman, Sachs & Co., Fleet Securities, Inc., and BNP Paribas Securities Corp.*
4.4	Form of 10.875% Senior Subordinated Note.*
10.1	Amended and Restated Employment Agreement between Carter's, Inc., The William Carter Company, and Frederick J. Rowan, II, dated as of October 7, 2003.***
10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001.**
10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001.**
10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001.**

10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001.**
10.6	2003 Equity Incentive Plan.***
10.7
The Purchase Agreement, dated as of August 8, 2001, by and among CH Acquisitions LLC and Goldman, Sachs & Co., Fleet Securities, Inc., and BNP Paribas Securities Corp. and joined as of the Closing Date by The William Carter Company and Carter's de San Pedro, Inc. and Carter's Imagination, Inc. with respect to the $175,000,000 aggregate principal amount of 10.875% Senior Subordinated Notes due 2011.**
10.8
Credit and Guaranty Agreement dated as of August 15, 2001 among The William Carter Company, as Borrower, Carter Holdings, Inc. and certain subsidiaries of The William Carter Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, Fleet National Bank, as Administrative Agent and Collateral Agent, and BNP Paribas, as Documentation Agent.**
10.9
Amendment No. 1 of Credit and Guaranty Agreement dated as of March 27, 2002 among The William Carter Company, as Borrower, Carter Holdings, Inc. and certain subsidiaries of The William Carter Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, Fleet National Bank, as Administrative Agent and Collateral Agent, and BNP Paribas, as Documentation Agent.*
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
10.22
Third Amendment dated November 24, 2004 to the Credit and Guaranty Agreement dated as of August 15, 2001, as amended by that certain First Amendment dated as of March 27, 2002 and that certain Second Amendment dated as of July 29, 2003, among The William Carter Company, Carter Holdings, Inc., Carter's de San Pedro, Inc., Carter's Imagination, Inc., the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P., and Fleet National Bank.
10.23
Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA).
14	Carter's Code of Business Ethics and Professional Conduct incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed March 19, 2004.
21	Subsidiaries of Carter's, Inc.***
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.3	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.4	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
32	Section 1350 Certification

*
Previously filed.

**
Incorporated by reference to The William Carter Company's Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

***
Incorporated by reference to Carter's, Inc.'s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on March 16, 2005.

CARTER'S, INC.
THE WILLIAM CARTER COMPANY
By:	/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II Chairman of the Board of Directors and Chief Executive Officer

Date: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated.

Name	Title

/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II	Chairman of the Board of Directors and Chief Executive Officer
/s/ MICHAEL D. CASEY Michael D. Casey	Executive Vice President and Chief Financial Officer
/s/ BRADLEY M. BLOOM Bradley M. Bloom	Director
/s/ ROSS M. JONES Ross M. Jones	Director
/s/ DAVID PULVER David Pulver	Director
/s/ PAUL FULTON Paul Fulton	Director
/s/ JOHN R. WELCH John R. Welch	Director
/s/ THOMAS WHIDDON Thomas Whiddon	Director
/s/ ELIZABETH A. SMITH Elizabeth A. Smith	Director