Form 10-Q
period 2005-07-02
CARTERS INC
filed 2005-08-10
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

001-31829

CARTER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3912933
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Proscenium 1170 Peachtree Street NE, Suite 900 Atlanta, Georgia 30309
(Address of principal executive offices, including zip code)

(404) 745-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

Applicable only to corporate issuers:

Carter’s, Inc. has one class of common stock with a par value of $0.01 per share.  There were 28,777,669 shares of Carter’s, Inc.’s common stock outstanding as of the close of business on August 10, 2005.

CARTER’S, INC.

INDEX

Part I.	Financial Information

	Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of July 2, 2005 and January 1, 2005

Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended July 2, 2005 and July 3, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 2, 2005 and July 3, 2004

Notes to the Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

Certifications

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

(unaudited)

	July 2, 2005	January 1, 2005

ASSETS
Current assets:
Cash and cash equivalents	$15,376	$33,265
Accounts receivable, net	82,005	80,440
Inventories, net	139,644	120,792
Prepaid expenses and other current assets	5,364	4,499
Deferred income taxes	12,866	12,571

Total current assets	255,255	251,567

Property, plant, and equipment, net	49,612	53,187
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Deferred debt issuance costs, net	4,801	5,867
Other assets	3,070	2,829

Total assets	$672,253	$672,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$368	$724
Accounts payable	35,073	26,453
Other current liabilities	42,705	40,696

Total current liabilities	78,146	67,873

Long-term debt	148,911	183,778
Deferred income taxes	83,610	83,579
Other long-term liabilities	9,802	9,802

Total liabilities	320,469	345,032

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 2, 2005 and January 1, 2005	—	—

Common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,702,789 and 28,432,452 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	287	284
Additional paid-in capital	254,104	247,610
Deferred compensation	(2,040)	(95)
Retained earnings	99,433	80,134

Total stockholders’ equity	351,784	327,933

Total liabilities and stockholders’ equity	$672,253	$672,965

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except for share data)

(unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$192,500	$156,307	$398,707	$339,027
Cost of goods sold	126,435	96,716	256,877	213,166

Gross profit	66,065	59,591	141,830	125,861
Selling, general, and administrative expenses	51,243	48,024	103,239	95,394
Closure costs	4,569	6	4,569	540
Royalty income	(2,813)	(2,504)	(6,336)	(5,668)

Operating income	13,066	14,065	40,358	35,595
Interest expense, net	4,055	4,364	8,457	8,988

Income before income taxes	9,011	9,701	31,901	26,607
Provision for income taxes	3,561	3,784	12,602	10,377

Net income	$5,450	$5,917	$19,299	$16,230

Basic net income per common share	$0.19	$0.21	$0.68	$0.58
Diluted net income per common share	$0.18	$0.20	$0.64	$0.54
Basic weighted average number of shares outstanding	28,579,943	28,002,221	28,523,342	27,993,791
Diluted weighted average number of shares outstanding	30,321,705	29,890,163	30,257,332	29,875,271

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six-month periods ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income	$19,299	$16,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,378	10,947
Amortization of debt issuance costs	1,066	829
Accretion of debt discount	38	38
Amortization of deferred compensation	86	—
Tax benefit from exercise of stock options	2,958	832
Non-cash closure costs	106	—
Non-cash stock compensation expense	667	137
Loss (gain) on sale of property, plant, and equipment	28	(129)
Deferred tax benefit	(264)	(159)
Effect of changes in operating assets and liabilities:
Accounts receivable	(1,565)	(6,664)
Inventories	(18,852)	(43,663)
Prepaid expenses and other assets	(925)	3,116
Accounts payable and other liabilities	10,616	13,123

Net cash provided by (used in) operating activities	22,636	(5,363)

Cash flows from investing activities:
Capital expenditures	(5,933)	(10,711)
Proceeds from sale of property, plant, and equipment	9	351
Transaction costs	(782)	—
Collections on loan	600	600

Net cash used in investing activities	(6,106)	(9,760)

Cash flows from financing activities:
Payments of term loan	(35,261)	(7,822)
Payments of capital lease obligations	—	(140)
Proceeds from exercise of stock options	842	200

Net cash used in financing activities	(34,419)	(7,762)

Net decrease in cash and cash equivalents	(17,889)	(22,885)
Cash and cash equivalents, beginning of period	33,265	36,061

Cash and cash equivalents, end of period	$15,376	$13,176

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc., together with its wholly-owned subsidiary, The William Carter Company (“TWCC”) (collectively the “Company,” “Carter’s,” “we,” “us,” and “our”) design, source, manufacture, and market branded childrenswear under the Carter’s, Carter’s Classics, Child of Mine, and Just One Year labels.  We replaced the Tykes brand name with our Just One Year brand beginning in December 2004.  Our products are sourced through contractual arrangements with numerous manufacturers throughout the world and through production at company-managed sewing facilities in Mexico.  (See Note 9 regarding the closure of our company-managed sewing facilities in Mexico).  Products are manufactured for wholesale distribution to major domestic retailers, including the mass channel, and for our 185 retail stores that market our brand name merchandise and certain products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and TWCC and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, the accompanying unaudited condensed consolidated financial statements of Carter’s contain all adjustments necessary for a fair statement of our financial position as of July 2, 2005, the results of our operations for the three and six-month periods ended July 2, 2005 and July 3, 2004, and cash flows for the six-month periods ended July 2, 2005 and July 3, 2004.  Operating results for the six-month period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.  Our accompanying condensed consolidated balance sheet as of January 1, 2005 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed annual report on Form 10-K in the notes to our consolidated financial statements for the fiscal year ended January 1, 2005.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first half of fiscal 2005 reflect our financial position as of July 2, 2005.  The first half of fiscal 2004 ended on July 3, 2004.

NOTE 3 – STOCK-BASED COMPENSATION:

We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”).  Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the stock option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of Carter’s, Inc.’s common stock, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing method.

The following table illustrates, for disclosure purposes only, the effect on net income if compensation expense for our option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income, as reported	$5,450	$5,917	$19,299	$16,230

Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	433	40	477	81
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(798)	(304)	(1,181)	(523)

Pro forma net income	$5,085	$5,653	$18,595	$15,788

Net income per common share:
Basic-as reported	$0.19	$0.21	$0.68	$0.58
Basic-pro forma	$0.18	$0.20	$0.65	$0.56
Diluted-as reported	$0.18	$0.20	$0.64	$0.54
Diluted-pro forma	$0.17	$0.19	$0.61	$0.53

For basic stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002.  For basic stock options, using the Black-Scholes method, the fair value of each stock option at the date of grant was estimated to range from $15.51 to $17.94 per share for stock options granted in fiscal 2005, $12.67 to $15.41 per share for stock options granted in fiscal 2004, $6.40 to $13.55 per share for stock options granted in fiscal 2003, and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

For performance stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002.  For performance stock options, using the Black-Scholes method, the fair value of each stock option at the date of grant was estimated to range from $6.40 to $13.55 per share for stock options granted in fiscal 2003 and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

We have determined that the effect on pro forma net income would have been immaterial had compensation expense for our stock option grants, for periods prior to our initial public offering calculated using the minimum value method, been determined based on the fair value method as of the grant date using the Black-Scholes method.

The fair value of stock options granted subsequent to August 23, 2002 was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions:

	For the six-month			For the period from August 23, 2002
	period ended	For the fiscal years ended		through
	July 2, 2005	January 1, 2005	January 3, 2004	December 28, 2002

Volatility	38.33%	36.80%	49.58%	49.58%
Risk-free interest rate	3.84%	3.66%	4.03%	4.05%
Expected life (years)	5	7	10	10
Dividend yield	—	—	—	—

As further discussed in Note 5, in the second quarter of fiscal 2005, the Company approved the grant of 200,000 performance stock options, which are being accounted for under variable stock option accounting.  Under variable stock option accounting, the excess of market value over the stock option price of outstanding stock options is determined at each reporting period, and aggregate compensation expense is adjusted and recognized over the vesting period.  Compensation expense associated with vested stock options continues to be adjusted to the market value of the stock options until the stock options are either exercised or expire.

NOTE 4 – INVENTORIES:

Inventories consisted of the following:

(dollars in thousands)	July 2, 2005	January 1, 2005

Finished goods	$135,274	$116,137
Work in process	2,903	3,241
Raw materials and supplies	1,467	1,414

Total	$139,644	$120,792

NOTE 5 – STOCK TRANSACTIONS AND EXECUTIVE COMPENSATION:

During the second quarter and first half of fiscal 2005, certain employees exercised 140,960 and 215,160 stock options for cash proceeds to the Company of $599,000 and $842,000.  During the second quarter and first half of fiscal 2004, certain employees exercised 87,743 stock options for cash proceeds to the Company of $200,000.

During the second quarter of fiscal 2005, we approved the grant of 72,500 options to purchase Carter’s, Inc.’s common stock to employees at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock as of the date of grant.  Accordingly, no compensation expense was recorded during the second quarter of fiscal 2005 as a result of these stock option grants.  All of these stock options vest in equal annual installments over a period of four years following the date of grant.

During the second quarter of fiscal 2005, we approved the grant of 200,000 options to purchase Carter’s, Inc.’s common stock to our Chief Executive Officer at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock at the date of grant.  Vesting of these stock options is contingent upon meeting specific performance targets through fiscal 2008.  If such performance targets are not achieved, the stock options will not vest.  Currently, management believes that these performance targets will be achieved.  Accordingly, under variable stock option accounting, we have recognized approximately $101,000 of compensation expense during the second quarter and first half of fiscal 2005 for this stock option grant.

During the second quarter of fiscal 2005, we approved the issuance of 46,000 restricted shares of Carter’s, Inc.’s common stock to employees.  Six thousand of these restricted shares were issued when the fair market value of Carter’s, Inc.’s common stock was $45.25, and 40,000 shares when the fair market value was $44.01.  We received no proceeds from the issuances of restricted stock.  Fourty thousand of these restricted shares vest after four years following the date of grant.  The remainder of the restricted shares vest in equal annual installments over a period of four years following the date of grant.  In connection with these grants, we recognized $70,000 in compensation expense during the second quarter of fiscal 2005.  As of July 2, 2005, we have deferred compensation of $1,962,000 that will be amortized over such vesting periods.

During the second quarter of fiscal 2005, we issued 9,177 shares of Carter’s, Inc.’s common stock to our non-management directors. The fair market value of Carter’s, Inc.’s common stock at the time of issuance was $45.75. Accordingly, we recognized $420,000 in compensation expense in the second quarter of fiscal 2005.  We received no proceeds from the issuance of these shares.

During the first quarter of fiscal 2004, we issued 220,000 options to purchase Carter’s, Inc.’s common stock and during the second quarter of fiscal 2004, we issued 71,200 of such stock options. These stock options were granted at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock on the date of grant.  Accordingly, no compensation expense was recorded during the first or second quarters of fiscal 2004 or fiscal 2005 as a result of these grants.

In May 2005, the Company’s Board of Directors approved a $2.5 million performance-based integration bonus (see Note 12 for discussion of the recent Acquisition of OshKosh B’Gosh, Inc.) for the Company’s Chief Executive Officer. The integration bonus can be earned based upon the achievement of predetermined goals from fiscal 2005 through the end of fiscal 2007. During the second quarter of fiscal 2005, we have recognized approximately $111,000 of compensation expense in connection with the integration bonus arrangement.

NOTE 6 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

As more fully described in Note 1 to our consolidated financial statements in our most recently filed annual report on Form 10-K, our tradename and goodwill have been deemed to have indefinite lives and are not being amortized.  Our licensing agreements were amortized over the average three-year life of such agreements.  Amortization expense for the second quarter and first six-month period of fiscal 2004 was $1.3 million and $2.5 million, respectively.  The licensing agreements were fully amortized as of August 14, 2004.

NOTE 7 – EMPLOYEE BENEFIT PLANS:

We offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan, in addition to life insurance to current and certain future retirees.  See Note 7 “Employee Benefit Plans” to our consolidated financial statements in our most recently filed annual report on Form 10-K for further information.

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Service cost – benefits attributed to service during the period	$25	$25	$50	$47
Interest cost on accumulated post-retirement benefit obligation	168	156	333	306
Amortization of net actuarial loss	—	—	—	—
Total net periodic post-retirement benefit cost	$193	$181	$383	$353

The components of pension expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Service cost – benefits attributed to service during the period	$—	$—	$—	$—
Interest cost on accumulated pension benefit obligation	20	20	40	39
Amortization of net actuarial loss	—	—	—	—
Total net periodic pension benefit cost	$20	$20	$40	$39

NOTE 8 – SEGMENT INFORMATION:

We report segment information in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 2, 2005	% of Total	July 3, 2004	% of Total	July 2, 2005	% of Total	July 3, 2004	% of Total

Net sales:
Wholesale	$86,046	44.7%	$73,535	47.0%	$185,000	46.4%	$164,088	48.4%
Retail	67,497	35.1%	59,994	38.4%	135,261	33.9%	119,235	35.2%
Mass Channel	38,957	20.2%	22,778	14.6%	78,446	19.7%	55,704	16.4%
Total net sales	$192,500	100.0%	$156,307	100.0%	$398,707	100.0%	$339,027	100.0%

		% of net sales		% of net sales		% of net sales		% of net sales
Operating income:
Wholesale	$12,083	14.0%	$8,568	11.7%	$31,461	17.0%	$22,291	13.6%
Retail	11,697	17.3%	9,878	16.5%	23,635	17.5%	19,367	16.2%
Mass Channel	3,317	8.5%	1,757	7.7%	7,346	9.4%	6,142	11.0%
Other reconciling items	(14,031)	(7.3)%	(6,138)	(3.9)%	(22,084)	(5.5)%	(12,205)	(3.6)%
Total operating Income	$13,066	6.8%	$14,065	9.0%	$40,358	10.1%	$35,595	10.5%

NOTE 9 – CLOSURE COSTS:

In May 2005, we decided to exit our two sewing facilities in Mexico. We have developed alternative capabilities to source comparable products in Asia at a lower cost.  For the majority of the affected employees, severance benefits were communicated on June 21, 2005.  Total employees to be terminated will be approximately 1,160.  Our Board of Directors approved the closure plans on June 15, 2005.  Prior to the planned closure dates in August 2005, the facilities will be held and used for production.

As a result of these closures, we have recorded approximately $3,113,000 of severance charges, $1,320,000 of lease termination costs, $937,000 of accelerated depreciation (included in cost of goods sold), $106,000 of asset impairment charges, and $30,000 of other exit costs during the second quarter of fiscal 2005.

Additional charges to be incurred during the third and fourth quarters of fiscal 2005 include severance charges, accelerated depreciation, asset impairment charges, and other exit costs.  We estimate these charges for the third and fourth quarters of fiscal 2005 to be $2.6 million and $1.1 million, respectively.  Additional charges to be incurred during the first and second quarters of fiscal 2006 primarily include severance charges and other exit costs of approximately $0.5 million.

Restructuring provisions recorded in the second quarter of fiscal 2005 as a result of these closures are as follows and are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

	April 3, 2005 Reserves	Provisions	Payments	July 2, 2005 Reserves

Severance and other termination benefits	$—	$3,113,000	$—	$3,113,000
Lease termination costs	—	1,320,000	—	1,320,000
Other exit costs	—	30,000	—	30,000

Total	$—	$4,463,000	$—	$4,463,000

On July 3, 2004, we closed our distribution facility located in Leola, Pennsylvania in order to consolidate its shipping operations with our remaining three distribution facilities in Georgia.  This closure was announced to affected employees on June 1, 2004.  The total number of employees affected was 35.  As a result of this closure, we recorded approximately $95,000 in severance costs during the second quarter and first half of fiscal 2004.  All costs associated with this closure have been incurred.

In July of 2003, we decided to exit our Costa Rican sewing facilities given our ability to obtain lower costs from third-party suppliers.  During fiscal 2003, we recorded approximately $1,041,000 in severance and other exit costs related to these closures.  During the second quarter of fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously estimated for these closures and recorded approximately $47,000 of other closure costs.  In the first half of fiscal 2004, we recorded approximately $74,000 of severance and $371,000 of other closure costs.  All costs associated with these closures have been incurred.

NOTE 10 – EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive shares of common stock, which include stock options and non-vested restricted stock, that were outstanding during the period.  All such stock options are reflected in the denominator using the treasury stock method.  This method assumes that shares are issued for stock options that are “in the money,” but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of Carter’s, Inc.’s stock for the respective periods.  Non-vested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price.  We have used our best estimate of the average fair market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

For the second quarter and first half ended July 2, 2005, anti-dilutive shares of 45,392 and 38,662, respectively, were excluded from the computations of diluted earnings per share.

For the second quarter and first half ended July 3, 2004, anti-dilutive shares of 1,079 and 3,570, respectively, were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income	$5,450,000	$5,917,000	$19,299,000	$16,230,000
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,579,943	28,002,221	28,523,342	27,993,791
Diluted effect of unvested restricted stock	913	—	—	—
Dilutive effect of stock options	1,740,849	1,887,942	1,733,990	1,881,480
Diluted number of common and common equivalent shares outstanding	30,321,705	29,890,163	30,257,332	29,875,271

Basic net income per common shares	$0.19	$0.21	$0.68	$0.58
Diluted net income per common shares	$0.18	$0.20	$0.64	$0.54

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes APB 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition.  We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter.  In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule for public companies which delays the effective date of SFAS 123R.  Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005.  The impact of adoption, based upon current stock options outstanding, is estimated to result in a reduction in fiscal 2006 after-tax earnings of approximately $2.0 million or approximately $0.07 per diluted share.

In March 2005, the SEC issued Staff Accounting Bulletin No.107, “Share-Based Payment” (“SAB 107”).  The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

NOTE 12– SUBSEQUENT EVENTS:

On July 14, 2005, Carter’s, Inc., through TWCC, consummated a transaction in which it acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (“OshKosh”) for a total purchase price of $312.1 million, which includes payment for vested stock options (the “Acquisition”).  OshKosh is a manufacturer and marketer of children’s apparel and accessories.  OshKosh products are available in over 50 countries around the world.  The OshKosh brands are sold through department and national chain stores as well as through its more than 170 OshKosh retail stores.  OshKosh also markets Genuine Kids from OshKosh, at Target.

In connection with the Acquisition on July 14, 2005, we refinanced our senior credit facility (“former senior credit facility”), which consisted of a $36.2 million Term Loan C and an available $80.0 million revolving loan facility under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our 10.875% senior subordinated notes due 2011 at a price that included a premium of $14.0 million in addition to the principal amount of $113.750 million (collectively, the “Refinancing”).  As a result of the Refinancing, we wrote off $4.8 million in debt issuance costs related to the former senior credit facility and the senior subordinated notes and expensed $0.5 million related to the discount on the senior subordinated notes.

Financing for the Acquisition and Refinancing was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million) (the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”).  The term of the Revolver extends to July 14, 2011 and the term of the Term Loan B extends to July 14, 2012.  Amounts outstanding under the Revolver initially accrue interest at a prime rate plus .75% or a LIBOR rate plus 1.75% at our option, and may be reduced based upon the achievement of certain leverage ratios. Amounts outstanding under the Term Loan B accrue interest at prime plus .75% or LIBOR plus 1.75% at our option, and may be reduced based upon the achievement of certain leverage ratios and credit ratings. Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months, for LIBOR rate loans and quarterly for prime rate loans.  The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and fixed charge coverage ratio.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

Principal borrowings under the Term Loan B are due and payable in quarterly installments of $1.25 million beginning September 30, 2005 through June 30, 2012 with the remaining balance of $465 million due on July 14, 2012.

The proceeds from the Senior Credit Facility were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay selling stockholders’ expenses ($3.1 million), pay buyer transaction expenses ($13.6 million), refinance our former senior credit facility ($36.2 million), repurchase our 10.875% senior subordinated notes ($113.8 million), pay a tender premium on our 10.875% senior subordinated notes ($14.0 million), along with accrued and unpaid interest ($5.1 million).  The $2.1 million balance was used for general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the section entitled “Risks Factors” in our and OshKosh B’Gosh, Inc.’s most recently filed annual reports on Forms 10-K.  Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2005 reflect our financial position as of July 2, 2005.  The second quarter and first half of fiscal 2004 ended on July 3, 2004.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Wholesale sales	44.7%	47.0%	46.4%	48.4%
Retail sales	35.1	38.4	33.9	35.2
Mass Channel sales	20.2	14.6	19.7	16.4

Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	65.7	61.9	64.4	62.9

Gross profit	34.3	38.1	35.6	37.1
Selling, general, and administrative expenses	26.6	30.7	25.9	28.1
Closure costs	2.4	—	1.1	0.2
Royalty income	(1.5)	(1.6)	(1.5)	(1.7)

Operating income	6.8	9.0	10.1	10.5
Interest expense, net	2.1	2.8	2.1	2.7

Income before income taxes	4.7	6.2	8.0	7.8
Provision for income taxes	1.9	2.4	3.2	3.0

Net income	2.8%	3.8%	4.8%	4.8%

Number of retail stores at end of period	185	174	185	174

Three and six-month periods ended July 2, 2005 compared to three and six-month periods ended July 3, 2004

NET SALES.  In the second quarter of fiscal 2005, consolidated net sales increased $36.2 million, or 23.2%, to $192.5 million from $156.3 million in the second quarter of fiscal 2004.  In the first half of fiscal 2005, consolidated net sales were $398.7 million, an increase of $59.7 million, or 17.6%, as compared with $339.0 million for the first half of fiscal 2004.  This revenue growth in all channels of distribution continues to be driven by our focus on high-volume, essential core products.

Total wholesale sales increased $12.5 million, or 17.0%, to $86.0 million in the second quarter of fiscal 2005 from $73.5 million in the second quarter of fiscal 2004.  Wholesale sales, excluding off-price sales, increased $5.6 million, or 8.2%, to $74.2 million from $68.6 million in the second quarter of fiscal 2004.  This increase in wholesale sales over the second quarter of fiscal 2004 reflects increased volume in our baby and playwear product categories, partially offset by lower volume in our sleepwear product category.  In the first half of fiscal 2005, wholesale sales increased $20.9 million, or 12.7%, to $185.0 million from $164.1 million in the first half of fiscal 2004.  Wholesale sales, excluding off-price sales in the first half of fiscal 2005, increased $11.2 million, or 7.2%, to $166.5 million from $155.3 million in the first half of fiscal 2004.  This increase in wholesale sales for the first half of fiscal 2005 was driven by volume growth in our playwear product category, partially offset by lower volume in our baby product category resulting from the timing of new product launches. Revenue in our sleepwear product category for the first half of fiscal 2005 was comparable to fiscal 2004.  Off-price sales increased $6.9 million during the second quarter of fiscal 2005 to $11.8 million and increased $9.7 million during the first half of fiscal 2005 to $18.5 million.  The increase reflects our decision to dispose a larger percentage of our excess inventory through the off-price channel rather than selling such excess in our retail stores.

Mass channel sales in the second quarter of fiscal 2005 increased $16.2 million, or 71.0%, to $39.0 million from $22.8 million in the second quarter of fiscal 2004. This increase was driven by increased sales of our Child of Mine brand to Wal-Mart resulting from the timing of new product launches, the addition of our new Child of Mine playwear product category, new door growth, and additional floor space. Also contributing to second quarter revenue growth was increased sales of our new Just One Year brand to Target, which was driven by increased sales in our baby and sleepwear product categories.  Mass channel sales in the first half of fiscal 2005 increased $22.7 million, or 40.8% to $78.4 million from $55.7 million in the first half of fiscal 2004 driven primarily by increased sales of our Child of Mine brand to Wal-Mart.

Retail store sales were $67.5 million for the second quarter of fiscal 2005, an increase of $7.5 million, or 12.5%, from $60.0 million in the second quarter of fiscal 2004.  Such revenue growth was driven by a comparable store sales increase of 7.1%, or $4.2 million for the second quarter of fiscal 2005, based on 171 locations and incremental revenue of $3.3 million generated by new stores opened subsequent to July 3, 2004.  In the first half of fiscal 2005, retail store sales increased $16.0 million, or 13.4%, to $135.3 million from $119.2 million in the first half of fiscal 2004.  Such revenue growth was driven by a comparable store sales increase of $9.4 million, or 7.9%, based on 171 locations and incremental sales of $6.6 million generated from eleven new stores opened subsequent to July 3, 2004.  The increase in comparable store sales for the second quarter and first half of fiscal 2005 was driven by converting all stores to our new store format beginning May of 2004, including moving baby products to the front of the store, more impactful window displays, and more effective in-store merchandising and marketing, all of which improved productivity.  All stores were converted to the new store format as of April 2005.  There were a total of 185 stores as of July 2, 2005.  We plan to open thirteen to fifteen stores and close four stores during the balance of fiscal 2005.  We do not expect to incur any significant costs as a result of these store closures.

GROSS PROFIT.  Our gross profit increased $6.5 million, or 10.9%, to $66.1 million in the second quarter of fiscal 2005 from $59.6 million in the second quarter of fiscal 2004.  Gross profit as a percentage of net sales in the second quarter of fiscal 2005 decreased to 34.3% from 38.1% in the second quarter of fiscal 2004 due primarily to a higher mix of lower margin mass channel revenues and lower margin off-price revenue. Also contributing to this decrease was $937,000 of accelerated depreciation recorded in connection with our decision to close our two remaining sewing facilities in Mexico.  Gross profit increased $16.0 million, or 12.7%, to $141.8 million in the first half of fiscal 2005 compared to

$125.9 million in the first half of fiscal 2004.  As a percentage of net sales, gross profit in the first half of fiscal 2005 decreased to 35.6% from 37.1% in the first half of fiscal 2004.  This decrease in gross profit, relative to sales, for the first half of fiscal 2005 resulted primarily from a higher mix of lower margin mass channel revenues and lower margin off-price revenue.

The Company includes distribution costs in its selling, general, and administrative expenses. Accordingly, the Company’s gross margin may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.  Selling, general, and administrative expenses for the second quarter of fiscal 2005 increased $3.2 million, or 6.7%, to $51.2 million from $48.0 million in the second quarter of fiscal 2004.  Selling, general, and administrative expenses, as a percentage of net sales, decreased to 26.6% in the second quarter of fiscal 2005 from 30.7% in the second quarter of fiscal 2004, driven primarily by higher productivity in our retail stores, higher efficiencies in our distribution centers, control over growth in spending, and operating leverage. Also contributing to this decrease was the cessation of amortization of our licensing agreements, which were fully amortized on August 15, 2004.  In the first half of fiscal 2005, selling, general, and administrative expenses increased $7.8 million, or 8.2%, to $103.2 million from $95.4 million in the first half of fiscal 2004.  As a percentage of net sales, these expenses decreased to 25.9% in the first half of fiscal 2005 from 28.1% in the first half of fiscal 2004.  Such improvements reflect the benefit of leveraging our operating expenses against higher levels of revenue in all channels and the cessation of amortization of our licensing agreements.

CLOSURE COSTS.  In May 2005, we decided to exit our sewing facilities in Mexico. We have developed alternative capabilities to source comparable products in Asia at a lower cost.  For the majority of the affected employees, severance benefits were communicated on June 21, 2005.  The total number of employees to be terminated will be approximately 1,160.  Our Board of Directors approved the closure plans on June 15, 2005.  Prior to planned closure dates in August 2005, the facilities will be held and used for production.

As a result of these closures, we have recorded approximately $3,113,000 of severance charges, $1,320,000 of lease termination costs, $937,000 of accelerated depreciation (included in cost of goods sold), $106,000 of asset impairment charges, and $30,000 of other exit costs during the second quarter of fiscal 2005.

Additional charges to be incurred during the third and fourth quarters of fiscal 2005 include severance charges, accelerated depreciation, asset impairment charges, and other exit costs.  We estimate these charges for the third and fourth quarters of fiscal 2005 to be $2.6 million and $1.1 million, respectively.  Additional charges to be incurred during the first and second quarters of fiscal 2006 primarily include severance charges and other exit costs of approximately $0.5 million.

In June of fiscal 2004, we decided to exit our distribution facility in Leola, Pennsylvania in order to consolidate our distribution operations and reduce costs.  We recorded approximately $95,000 of severance costs during the second quarter and first half of fiscal 2004. All costs associated with this closure have been incurred.

In July of 2003, we decided to exit our Costa Rican sewing facilities, given our ability to obtain lower costs from third-party suppliers.  During the second quarter of fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously estimated for this closure and recorded approximately $47,000 of other closure costs.  In the first half of fiscal 2004, we recorded approximately $74,000 of severance and $371,000 of other closure costs.  All costs associated with these closures have been incurred.

ROYALTY INCOME.  We license the use of our Carter’s, Carter’s Classics, Just One Year, and Child of Mine names.  In December 2004, we replaced the Tykes brand name in Target stores with our Just One Year brand.  Our royalty income in the second quarter of fiscal 2005 increased $0.3 million, or 12.3%, to $2.8 million compared to $2.5 million in the second quarter of fiscal 2004.  During the first half of fiscal 2005, royalty income was approximately $6.3 million, an increase of $0.7 million, or 11.8%, over the first half of fiscal 2004.  The increases in the second quarter and first half of fiscal 2005 resulted primarily from sales growth of Carter’s and Just One Year brand licensed products.

OPERATING INCOME.  Operating income for the second quarter of fiscal 2005 decreased $1.0 million, or 7.1%, to $13.1 million compared to $14.1 million in the second quarter of fiscal 2004.  As a percentage of net sales, operating income decreased to 6.8% in the second quarter of fiscal 2005 compared to 9.0% in the second quarter of fiscal 2004.  This decrease in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 was driven by costs associated with closing our two remaining sewing facilities in Mexico.  Operating income for the first half of fiscal 2005 increased $4.8 million to $40.4 million from $35.6 million in the first half of fiscal 2004.  Operating income, as a percentage of net sales, decreased to 10.1% in the first half of fiscal 2005 compared to 10.5% in the first half of fiscal 2004.  The decrease in operating income, as a percentage of sales, for the first half of fiscal 2005 was driven by closure costs of $4.6 million including $0.9 million of accelerated depreciation partially offset by the benefit from revenue growth, increases in gross profit, and leveraging of operating expenses, described above.

INTEREST EXPENSE, NET.  Interest expense in the second quarter of fiscal 2005 decreased $0.3 million, or 7.1%, to $4.1 million compared to $4.4 million in the second quarter of fiscal 2004.  In the first half of fiscal 2005, interest expense decreased $0.5 million to $8.5 million from $9.0 million in the first half of fiscal 2004.  These decreases are attributable to reductions in term loan borrowings offset by higher overall interest rates.

INCOME TAXES.  We recorded a provision for income taxes of $3.6 million in the second quarter of fiscal 2005 compared to $3.8 million in the second quarter of fiscal 2004.  In the first half of fiscal 2005, we recorded a provision for income taxes of $12.6 million compared to $10.4 million in the first half of fiscal 2004.  Our effective tax rate was approximately 39.5% during the second quarter and first half of fiscal 2005 and 39.0% during the second quarter and first half of fiscal 2004.

NET INCOME.  As a result of the factors noted above, our second quarter fiscal 2005 net income was approximately $5.5 million, compared to approximately $5.9 million in the second quarter of fiscal 2004.  Net income for the first half of fiscal 2005 was $19.3 million compared to $16.2 million in the first half of fiscal 2004.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our cash needs are working capital, capital expenditures, and debt service.  Historically, we have financed these needs through operating cash flow and funds borrowed under our former senior credit facility.  Our primary source of liquidity will continue to be cash flow from operations and borrowings under our new Revolving Credit Facility, discussed below, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our new Senior Credit Facility, discussed below.

Net accounts receivable at July 2, 2005 were $82.0 million compared to $72.0 million at July 3, 2004 and $80.4 million at January 1, 2005.  The increase as compared to July 3, 2004 reflects higher levels of revenue in the latter part of the second quarter of fiscal 2005 as compared to the end of the second quarter of fiscal 2004, most notably in the mass channel.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 2, 2005 is not comparable to the net accounts receivable balance at January 1, 2005.

Net inventories at July 2, 2005 were $139.6 million compared to $148.4 million at July 3, 2004 and $120.8 million at January 1, 2005.  This decrease as compared to July 3, 2004 is due to timing of inventory receipts from Asia and improved inventory management.  Due to the seasonal nature of our operations, net inventories at July 2, 2005 are not comparable to net inventories at January 1, 2005.

Net cash provided by operating activities for the first half of fiscal 2005 was $22.6 million compared to net cash used in operating activities of $5.4 million in the first half of fiscal 2004.  The change in net cash provided by operating activities in the first half of fiscal 2005 compared to the first half of fiscal 2004 is primarily attributable to increased net income and more favorable changes in inventory as compared to year end levels in each period.

As a result of the decision to close our sewing facilities in Mexico, we have recorded approximately $3,113,000 of severance charges, $1,320,000 of lease termination costs, $937,000 of accelerated depreciation (included in cost of goods sold), $106,000 of asset impairment charges, and $30,000 of other exit costs during the second quarter of fiscal 2005.

Additional charges to be incurred during the third and fourth quarters of fiscal 2005 include severance charges, accelerated depreciation, asset impairment charges, and other exit costs.  We estimate these charges for the third and fourth quarters of fiscal 2005 to be $2.6 million and $1.1 million, respectively.  Additional charges to be incurred during the first and second quarters of fiscal 2006 primarily include severance charges and other exit costs of approximately $0.5 million.

We have invested $5.9 million in capital expenditures during the first half of fiscal 2005 compared to $10.7 million during the first half of fiscal 2004.  We plan to invest an additional $23 million in capital expenditures during the remainder of fiscal 2005 excluding the impact of the OshKosh Acquisition, described below. Including OshKosh, we plan to invest an additional $28 million in capital expenditures during the remainder of fiscal 2005.  Major investments include retail store openings and remodeling and fixturing programs for wholesale and mass channel customers.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company (“TWCC”) consummated a transaction in which it acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (“OshKosh”) for a total purchase price of $312.1 million, which includes payment for vested stock options (the “Acquisition”).  OshKosh is a manufacturer and marketer of children’s apparel and accessories.  OshKosh products are available in over 50 countries around the world.  The OshKosh brands are sold through department and national chain stores as well as through its more than 170 OshKosh retail stores.  OshKosh also markets Genuine Kids from OshKosh, at Target.

In connection with the Acquisition on July 14, 2005, we refinanced our senior credit facility (“former senior credit facility”), which consisted of a $36.2 million Term Loan C and an available $80.0 million revolving loan facility under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our 10.875% senior subordinated notes due 2011 at a price that included a premium of $14.0 million in addition to the principal amount of $113.750 million (collectively, the “Refinancing”).  As a result of the Refinancing, we wrote off $4.8 million in debt issuance costs related to the former senior credit facility and the senior subordinated notes and expensed $0.5 million related to the discount on the senior subordinated notes.

Financing for the Acquisition and Refinancing was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million) (the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”).  The term of the Revolver extends to July 14, 2011 and the term of the Term Loan B extends to July 14, 2012.  Amounts outstanding under the Revolver initially accrue interest at a prime rate plus .75% or a LIBOR rate plus 1.75% at our option, and may be reduced based upon the achievement of certain leverage ratios. Amounts outstanding under the Term Loan B accrue interest at prime plus .75% or LIBOR plus 1.75% at our option, and may be reduced based upon the achievement of certain leverage ratios and credit ratings. Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months, for LIBOR rate loans and quarterly for prime rate loans.  The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and fixed charge coverage ratio.  The Senior

Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

Principal borrowings under the Term Loan B are due and payable in quarterly installments of $1.25 million beginning September 30, 2005 through June 30, 2012 with the remaining balance of $465 million due on July 14, 2012.

The proceeds from the Senior Credit Facility were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay selling stockholders’ expenses ($3.1 million), pay buyer transaction expenses ($13.6 million), refinance our former senior credit facility ($36.2 million), repurchase our 10.875% senior subordinated notes ($113.8 million), pay a tender premium on our 10.875% senior subordinated notes ($14.0 million), along with accrued and unpaid interest ($5.1 million).  The $2.1 million balance was used for general working capital purposes.

We are in the process of finalizing our integration plans that will include severance costs, certain facility and retail store closure costs, the tax impact of converting OshKosh from the LIFO (Last In First Out) to FIFO (First In First Out) method for inventory valuation, and other integration-related costs. Such costs, when finalized, will be funded by cash flow from operations and borrowings under our new Revolver.

Our former senior credit facility, as amended, set forth mandatory and optional prepayment conditions that resulted in our use of cash to reduce our debt obligations.  Accordingly, we made an excess cash flow principal prepayment of approximately $2.4 million on March 22, 2004.  No such prepayment was required in fiscal 2005.

In June 2005, March 2005, December 2004, and March 2004, we prepaid an additional $15.0 million, $20.0 million, $20.0 million, and $5.0 million of term loan indebtedness.  Under our former senior credit facility, at July 2, 2005, we had approximately $149.3 million of debt outstanding, consisting of $113.2 million of senior subordinated notes, $36.1 million in term loan borrowings under our former senior credit facility, and no borrowings under our revolving loan facility, exclusive of approximately $10.0 million of outstanding letters of credit.  At January 1, 2005, we had approximately $184.5 million of debt outstanding, consisting of $113.2 million of senior subordinated notes, $71.3 million in term loan borrowings under our former senior credit facility and no revolving loan facility borrowings, exclusive of approximately $6.8 million of outstanding letters of credit.

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our new Revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount of our Term Loan B under our new Senior Credit facility on or before July 14, 2012.

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

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year.  During these peak periods we have historically borrowed under our revolver.

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

Revenue recognition:  We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes, and when all risks and rewards of ownership have transferred.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers.  We provide accommodations and allowances to our key wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions.  Such amounts are reflected as a reduction of net sales and are recorded based upon historical trends and annual forecasts.  Such amounts are reflected as reductions of net sales.  For certain accommodations related to cooperative (“co-op”) advertising for which we can determine the fair value, such amounts are classified as a component of selling, general, and administrative expenses.

Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectibility.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $442,000 in the second quarter of fiscal 2005 and $1,609,000 in the first half of fiscal 2005 and $1,221,000 in the second quarter of fiscal 2004 and $1,652,000 in the first half of fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statement of operations rather than as a reduction of revenue.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of July 2, 2005, we had approximately $360 million in goodwill and tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten percent.  The tradename was determined to have an indefinite life.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of goodwill is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

Accrued expenses:  Accrued expenses for health insurance, workers’ compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

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

Stock-based compensation arrangements:  We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale.  Prior to our initial public offering, in the absence of a public market for Carter’s, Inc.’s common stock, management and the Board of Directors estimated the market value of Carter’s, Inc.’s common stock for all option grants and stock issuances using an approach that applies a multiple to Adjusted EBITDA.  Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related charges, write-downs of long-lived assets, closure costs, and a deferred charge write-off.  Adjusted EBITDA is a non- GAAP measure not a measurement under accounting principles generally accepted in the United States of America.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition.  We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter.  In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule for public companies which delays the effective date of SFAS 123R.  Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005.  The impact of adoption, based upon current stock options outstanding, is estimated to result in a reduction in fiscal 2006 after-tax earnings of approximately $2.0 million or approximately $0.07 per diluted share.

In March 2005, the SEC issued Staff Accounting Bulletin No.107, “Share-Based Payment” (“SAB 107”).  The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2005 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  The factors that could cause actual results to materially differ include a decrease in sales to, or the loss of one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children’s apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children’s apparel business.  These risks are described in our and OshKosh B’Gosh, Inc.’s most recently filed annual reports on Forms 10-K under the headings “Risk Factors” and “Statement Regarding Forward-Looking Statements.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years.  In order to manage this risk, we source products from approximately 80 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our new Senior Credit Facility, which carries variable interest rates.  On July 14, 2005, as a result of the Acquisition and Refinancing, our outstanding debt aggregated $500 million, all of which bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $5,000,000 and could have an adverse effect on our net income and cash flow.

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

We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries.  As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including the China safeguards, any significant decreases in the value of the dollar against foreign currencies, and restrictions on the transfer of funds.  These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products into the United States, or affect our operating income.  Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.  We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. have concluded that our disclosure controls and procedures are adequate and effective.

(b)    Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

From time to time, we have been involved in various legal proceedings.  We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation will have a material adverse effect on our financial condition, cash flows, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its Annual Meeting of Stockholders on May 12, 2005 (the “Annual Meeting”) for which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

At the Annual Meeting, two Class II directors were nominated for re-election, and the holders of Carter’s, Inc.’s common stock duly elected both nominees as indicated by the following schedule of votes cast:

Nominee	Total Votes For	Total Votes Against	Total Abstentions	Total Broker Non-Votes
Frederick J. Rowan, II	27,260,670	301,141	—	—

Bradley M. Bloom	20,087,279	7,474,532	—	—

The Directors continuing to serve after the Annual Meeting were:  Class I directors - Ross M. Jones, David Pulver, and Elizabeth A. Smith, Class II directors - Bradley M. Bloom and Frederick J. Rowan, II, and Class III directors - Paul Fulton, John R. Welch, and Thomas Whiddon.

The holders of Carter’s, Inc.’s common stock duly approved the Company’s Amended and Restated 2003 Equity Incentive Plan.  A total of 19,996,641 votes were cast in favor, 3,669,316 votes were cast against, 2,427,030 votes were abstentions, and 1,468,824 votes were broker non-votes.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS:

(a) Exhibits:

Exhibit Number	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CARTER’S, INC.

Date: August 10, 2005	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: August 10, 2005	/s/ MICHAEL D. CASEY
Michael D. Casey

Executive Vice President and

Chief Financial Officer