Form 10-Q
period 2005-10-01
CARTERS INC
filed 2005-11-10
CIK 1060822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005 OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

001-31829

CARTER’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3912933
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

The Proscenium

1170 Peachtree Street NE, Suite 900

Atlanta, Georgia  30309

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Applicable only to corporate issuers:

Carter’s, Inc. has one class of common stock with a par value of $0.01 per share.  There were 28,841,229 shares of Carter’s, Inc.’s common stock outstanding as of the close of business on November 10, 2005.

CARTER’S, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CARTER’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

(unaudited)

	October 1,	January 1,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$20,743	$33,265
Investments	8,430	—
Accounts receivable, net	132,708	80,440
Inventories, net	209,895	120,792
Prepaid expenses and other current assets	8,426	4,499
Deferred income taxes	24,361	12,571

Total current assets	404,563	251,567

Property, plant, and equipment, net	74,952	53,187
Tradenames	322,233	220,233
Cost in excess of fair value of net assets acquired	287,431	139,282
Deferred debt issuance costs, net	9,166	5,867
Licensing agreements, net	18,214	—
Leasehold interests, net	1,735	—
Other assets	4,083	2,829

Total assets	$1,122,377	$672,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,699	$724
Accounts payable	46,810	26,453
Other current liabilities	83,622	38,422

Total current liabilities	135,131	65,599

Long-term debt	464,051	183,778
Deferred income taxes	127,004	83,579
Other long-term liabilities	29,697	12,076

Total liabilities	755,883	345,032

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at October 1, 2005 and January 1, 2005	—	—

Common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,828,969 and 28,432,452 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	288	284
Additional paid-in capital	257,816	247,610
Deferred compensation	(2,420)	(95)
Accumulated other comprehensive income	799	—
Retained earnings	110,011	80,134

Total stockholders’ equity	366,494	327,933

Total liabilities and stockholders’ equity	$1,122,377	$672,965

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except for share data)

(unaudited)

	For the		For the
	three-month periods ended		nine-month periods ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net sales	$372,158	$251,357	$770,865	$590,384
Cost of goods sold	243,497	163,490	500,374	376,656

Gross profit	128,661	87,867	270,491	213,728
Selling, general, and administrative expenses	89,303	56,280	192,542	151,674
Closure costs	1,509	49	6,078	589
Royalty income	(7,208)	(3,589)	(13,544)	(9,257)

Operating income	45,057	35,127	85,415	70,722
Loss on extinguishment of debt	20,137	—	20,137	—
Interest expense, net	7,444	4,666	15,902	13,654

Income before income taxes	17,476	30,461	49,376	57,068
Provision for income taxes	6,898	12,049	19,499	22,426

Net income	$10,578	$18,412	$29,877	$34,642

Basic net income per common share	$0.37	$0.65	$1.05	$1.24
Diluted net income per common share	$0.35	$0.62	$0.98	$1.16
Basic weighted average number of shares outstanding	28,719,925	28,109,978	28,588,870	28,032,520
Diluted weighted average number of shares outstanding	30,466,028	29,902,137	30,336,310	29,887,853

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the
	nine-month periods ended
	October 1,	October 2,
	2005	2004

Cash flows from operating activities:
Net income	$29,877	$34,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,207	15,145
Loss on extinguishment of debt	20,137	—
Amortization of inventory step up	10,370	—
Amortization of debt issuance costs	1,892	1,180
Accretion of debt discount	40	56
Amortization of deferred compensation	241	—
Tax benefit from exercise of stock options	5,184	2,887
Payment of OshKosh restructuring liabilities	714	—
Non-cash stock compensation expense	867	294
Non-cash closure costs	113	—
(Gain) loss on sale of property, plant, and equipment	(109)	84
Deferred tax benefit	(3,134)	(2,765)
Effect of changes in operating assets and liabilities (net of assets acquired and liabilities assumed):
Accounts receivable	(36,289)	(37,790)
Inventories	(14,627)	(43,654)
Prepaid expenses and other assets	(1,938)	3,899
Accounts payable and other liabilities	4,614	11,934

Net cash provided by (used in) operating activities	34,159	(14,088)

Cash flows from investing activities:
Acquisition of OshKosh B’Gosh, Inc., net of cash acquired	(309,910)	—
Capital expenditures	(10,650)	(13,967)
Proceeds from sale of property, plant, and equipment	528	408
Sale of investments	60,100	—
Purchase of investments	(50,175)	—
Collections on loan	2,954	600

Net cash used in investing activities	(307,153)	(12,959)

Cash flows from financing activities:
Proceeds from new term loan	500,000	—
Payments on new term loan	(31,250)	—
Payments on former term loan	(71,326)	(8,054)
Proceeds from former revolving loan facility	—	89,760
Payments on former revolving loan facility	—	(79,760)
Repayment of 10.875% Senior Subordinated Notes	(113,750)	—
Payment of debt redemption premium	(14,015)	—
Payment of debt issuance costs	(10,780)	—
Payments of capital lease obligations	—	(164)
Proceeds from exercise of stock options	1,593	1,208

Net cash provided by financing activities	260,472	2,990

Net decrease in cash and cash equivalents	(12,522)	(24,057)
Cash and cash equivalents, beginning of period	33,265	36,061

Cash and cash equivalents, end of period	$20,743	$12,004

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except for share data)

(unaudited)

				Accumulated
		Additional		other		Total
	Common	paid-in	Deferred	comprehensive	Retained	stockholders’
	stock	capital	compensation	income	earnings	equity

Balance at January 1, 2005	$284	$247,610	$(95)	$—	$80,134	$327,933
Tax benefit from exercise of stock options	—	5,184	—	—	—	5,184
Exercise of stock options (332,840 shares)	3	1,590	—	—	—	1,593
Compensation expense on stock options	—	447	—	—	—	447
Compensation expense on share grant (9,177 shares)	—	420	—	—	—	420
Issuance of restricted stock (54,500 shares)	1	2,565	(2,566)	—	—	—
Amortization of deferred compensation	—	—	241	—	—	241

Comprehensive income:

Net income	—	—	—	—	29,877	29,877
Unrealized gain on interest rate swap, net of taxes	—	—	—	799	—	799
Total comprehensive income	—	—	—	799	29,877	30,676

Balance at October 1, 2005	$288	$257,816	$(2,420)	$799	$110,011	$366,494

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — THE COMPANY:

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company (“TWCC”) acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (“OshKosh”) for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”).  The condensed consolidated statements of operations for the three and nine-month periods ended October 1, 2005 reflect the financial results of OshKosh for the period from July 14, 2005 through October 1, 2005.

Carter’s, Inc., together with TWCC and, subsequent to July 14, 2005, OshKosh (collectively, the “Company,” “we,” “us,” and “our”) design, source, manufacture, and market branded childrenswear under the Carter’s, Carter’s Classics, Child of Mine, Just One Year, OshKosh, OshKosh B’Gosh, OshKosh Est. 1895, OshKosh Blue, and Genuine Kids from OshKosh labels.  Our products are sourced through contractual arrangements with manufacturers worldwide and through production at Company-managed sewing facilities in Mexico and Honduras for certain OshKosh products.  Products are manufactured for wholesale distribution to major domestic retailers, including the mass channel, and for our 338 retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 — BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of October 1, 2005, the results of our operations for the three and nine-month periods ended October 1, 2005 and October 2, 2004, cash flows for the nine-month periods ended October 1, 2005 and October 2, 2004 and changes in stockholders’ equity for the nine-month period ended October 1, 2005.  Operating results for the nine-month period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.  Our accompanying condensed consolidated balance sheet as of January 1, 2005 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

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

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first nine months of fiscal 2005 reflect our financial position as of October 1, 2005.  The first nine months of fiscal 2004 ended on October 2, 2004.

A portion of the Company’s investments consist of highly-liquid debt instruments with short duration put features or auction rate debt securities.  These investments are classified as available for sale securities and are stated at cost, which approximates fair market value.

Accumulated other comprehensive income, shown as a component of stockholders’ equity on the accompanying consolidated balance sheet, reflects unrealized gains and losses on the Company’s interest rate swap which are not included in the determination of net income.  These gains and loss are recorded directly into accumulated other comprehensive income and are referred to as other comprehensive income items.  Comprehensive income for the three-month period ended October 1, 2005 was approximately $11.4 million, including an unrealized gain on our interest rate swap of $0.8 million, net of tax.  Comprehensive income for the three and nine-month periods ended October 2, 2004 is equal to net income.

Certain prior year amounts have been reclassified for comparative purposes.

NOTE 3 — BUSINESS COMBINATION AND REFINANCING:

As noted above, on July 14, 2005, Carter’s, Inc., through TWCC, acquired all of the outstanding common stock of OshKosh for a purchase price of $312.1 million, which includes payment for vested stock options.  As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its senior credit facility (“former senior credit facility”) and its $113.8 million 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”).

Financing for the Transaction was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”).  The term of the Revolver extends to July 14, 2011 and the term of the Term Loan B extends to July 14, 2012.  Amounts outstanding under the Revolver initially accrue interest at a prime rate plus ..75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios.  Amounts outstanding under the Term Loan B accrue interest at a prime rate plus .75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios and credit ratings.  Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and minimum fixed charge coverage ratio.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  Our obligations under the Senior Credit Facility are collateralized by a first-priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

Principal borrowings under the Term Loan B are due and payable in quarterly installments of $1.175 million from December 31, 2005 through June 30, 2012, with the remaining balance of $437 million due on July 14, 2012.

The proceeds of the financing were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Company’s 10.875% Senior Subordinated Notes ($113.8 million), pay a redemption premium on the Company’s 10.875% Senior Subordinated Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million).  Other Transaction expenses paid prior and subsequent to the closing of the Transaction totaled $1.3 million, including $0.2 million in debt issuance costs.

As a result of the Refinancing, we wrote off $4.5 million in unamortized debt issuance costs related to the former senior credit facility and 10.875% Senior Subordinated Notes and expensed $0.5 million related to the debt discount on the 10.875% Senior Subordinated Notes.  Additionally, we expensed approximately $1.1 million of debt issuance costs associated with the Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt.  The swap agreement matures July 31, 2010.  The unrealized gain, net of taxes, related to the interest rate swap was $0.8 million for the period from September 22, 2005 to October 1, 2005 and is included within accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.

As of October 1, 2005, $148.1 million of cost in excess of fair value of net assets acquired was recorded as the excess of the purchase price of $319.4 million, which includes approximately $7.3 million of transaction costs, over the fair value of the net amounts assigned to assets acquired and liabilities assumed.  The Company has received an independent appraisal for certain assets and liabilities and is in the process of refining its internal fair value estimates for certain assets acquired and liabilities assumed; therefore, the allocations of the purchase price are preliminary and the final allocation may differ.  Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired and liabilities assumed:

(dollars in thousands)

Historical value of assets acquired, as of July 14, 2005	$153,541
Historical value of liabilities assumed, as of July 14, 2005	(55,910)
Inventory step-up	13,900
Write-down of Lifestyle and outlet store inventory	(7,395)
Adjustment from Last-In-First-Out (LIFO) to First-In-First-Out (FIFO) method of accounting for inventory	10,972
Property, plant, and equipment fair value adjustment	992
Tradename	102,000
Licensing agreements	19,100
Leasehold interests	1,833
Severance and relocation	(9,840)
Other exit costs	(2,075)
Lease termination costs	(7,020)
Contract termination costs	(2,000)
Retirement and other post-employment benefits	(3,837)
Deferred taxes	(43,000)
Cost in excess of fair value of net assets acquired	148,149
$319,410

As of October 1, 2005, the Company had accrued expenses of $9.2 million related to OshKosh severance and relocation, $2.0 million in other exit costs, $7.0 million in lease termination costs associated with the closure of OshKosh’s 15 Lifestyle stores and certain outlet stores, and $1.9 million accrued for contract termination costs.  Those costs were accounted for under Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and were recognized as liabilities assumed in the Acquisition.  The Company is completing its integration plans, which may result in changes to these liabilities.

The following table summarizes restructuring activity related to the acquisition of OshKosh in fiscal 2005:

	Severance	Other	Lease	Contract
	and	exit	termination	termination
(dollars in thousands)	relocation	costs	costs	costs	Total

Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Cash paid	(599)	(47)	—	(68)	(714)
Balance at October 1, 2005	$9,241	$2,028	$7,020	$1,932	$20,221

The following unaudited pro forma summary presents information as if OshKosh had been acquired at the beginning of the periods presented with financing obtained as described above and assumes that there were no other changes in our operations.

The pro forma information does not necessarily reflect the actual results that would have occurred had the Company been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	For the		For the
	three-month periods ended		nine-month periods ended
	October 1	October 2,	October 1,	October 2,
(dollars in thousands, except share data)	2005	2004	2005	2004

Pro forma net sales	$383,065	$366,544	$944,191	$868,159
Pro forma net income	$9,892	$4,795	$20,909	$12,317
Pro forma basic earnings per share	$0.34	$0.17	$0.73	$0.44
Pro forma diluted earnings per share	$0.32	$0.16	$0.69	$0.41

Included in the pro forma results shown above for the three and nine-month periods ended October 1, 2005 and October 2, 2004 are a redemption premium of $14.0 million related to the repurchase of the Company’s 10.875% Senior Subordinated Notes, a $4.5 million write off of unamortized debt issuance costs related to the former senior credit facility and 10.875% Senior Subordinated Notes, a $0.5 million charge related to the discount on the 10.875% Senior Subordinated Notes and a $1.1 million charge to write off new debt issuance costs incurred in connection with the Refinancing in accordance with EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  Also included in the above pro forma results for the three and nine-month periods ended October 1, 2005 and October 2, 2004 is a pre-tax charge of $10.4 million related to the amortization of the step-up of acquired OshKosh inventory to fair value.

NOTE 4 — COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

In connection with the Acquisition, the Company recorded cost in excess of fair value of net assets acquired and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

As of October 1, 2005, cost in excess of net assets acquired and other intangible assets resulting from the acquisition of OshKosh were as follows:

	Weighted
	average
	useful	Gross	Accumulated
(dollars in thousands)	life	amount	amortization

Cost in excess of net assets acquired	Indefinite	$148,149	$—
OshKosh tradename	Indefinite	$102,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$886
Leasehold interests	4.1 years	$1,833	$98

Amortization expense for intangible assets subject to amortization was approximately $1.0 million for the period from July 14, 2005 through October 1, 2005.  Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2005 (fourth quarter)	$1,181
2006	4,722
2007	4,447
2008	4,106
2009	3,717
2010	1,776

Total	$19,949

As described in Note 2 to our consolidated financial statements in our most recently filed annual report on Form 10-K, our existing Carter's tradename and cost in excess of net assets acquired have been deemed to have indefinite lives and are not being amortized.  Amortization expense for the third quarter and first nine-month period of fiscal 2004 was $0.6 million and $3.1 million, respectively.  The Carter's licensing agreements were fully amortized as of August 14, 2004.

NOTE 5 — STOCK-BASED COMPENSATION:

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

The following table illustrates, for disclosure purposes only, the effect on net income as if compensation expense for our option grants had been determined in accordance with the methodology of SFAS 123 and SFAS 148:

	For the		For the
	three-month periods ended		nine-month periods ended
	October 1,	October 2,	October 1,	October 2,
(dollars in thousands, except share data)	2005	2004	2005	2004

Net income, as reported	$10,578	$18,412	$29,877	$34,642

Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	278	33	755	114
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(669)	(497)	(1,850)	(1,020)
Pro forma net income	$10,187	$17,948	$28,782	$33,736

Net income per common share:

Basic-as reported	$0.37	$0.65	$1.05	$1.24

Basic-pro forma	$0.35	$0.64	$1.01	$1.20

Diluted-as reported	$0.35	$0.62	$0.98	$1.16

Diluted-pro forma	$0.33	$0.60	$0.95	$1.13

For basic stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002.  For basic stock options, using the Black-Scholes option pricing method, the fair value of each stock option at the date of grant was estimated to range from $15.51 to $25.31 per share for stock options granted in fiscal 2005, $12.67 to $15.41 per share for stock options granted in fiscal 2004, $6.40 to $13.55 per share for stock options granted in fiscal 2003, and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

For performance stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002.  For performance stock options, using the Black-Scholes option pricing method, the fair value of each stock option at the date of grant was estimated to range from $6.40 to $13.55 per share for stock options granted in fiscal 2003 and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

We have determined that the effect on pro forma net income would have been immaterial had compensation expense for our stock option grants, for periods prior to our initial public offering calculated using the minimum value method, been determined based on the fair value method as of the grant date using the Black-Scholes option pricing method.

The fair value of stock options granted subsequent to August 23, 2002 was estimated at the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

				For the period
	For the			from
	nine-month			August 23, 2002
	period ended	For the fiscal years ended		through
	October 1,	January 1,	January 3,	December 28,
	2005	2005	2004	2002

Volatility	38.33%	36.80%	49.58%	49.58%
Risk-free interest rate	3.92%	3.66%	4.03%	4.05%
Expected life (years)	5	7	10	10
Dividend yield	—	—	—	—

As further discussed in Note 7, in the second quarter of fiscal 2005, the Company approved the grant of 200,000 performance stock options, which are being accounted for under variable stock option accounting.  Under variable stock option accounting, the excess of market value over the stock option price of outstanding stock options is determined at each reporting period, and aggregate compensation expense is adjusted and recognized over the vesting period.  Compensation expense associated with this stock option grant continues to be adjusted to the market value of the stock options until the stock options are either exercised or expire.

NOTE 6 — INVENTORIES:

Inventories consisted of the following:

	October 1,	January 1,
(dollars in thousands)	2005	2005

Finished goods	$202,333	$116,137
Work in process	5,776	3,241
Raw materials and supplies	1,786	1,414

Total	$209,895	$120,792

NOTE 7 — STOCK TRANSACTIONS AND EXECUTIVE COMPENSATION:

During the third quarter and first nine months of fiscal 2005, certain employees exercised 117,680 and 332,840 stock options for cash proceeds to the Company of $750,000 and $1,593,000.  During the third quarter and first nine months of fiscal 2004, certain employees exercised 258,234 and 345,977 stock options for cash proceeds to the Company of $1,008,000 and $1,208,000.

During the third quarter and first nine months of fiscal 2005, we approved the grant of 19,500 and 92,000 options to purchase Carter’s, Inc.’s common stock to employees at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock as of the date of grant.  Accordingly, no compensation expense was recorded during fiscal 2005 as a result of these stock option grants.  All of these stock options vest in equal annual installments over a period of four years following the date of grant.

During the second quarter of fiscal 2005, we approved the grant of 200,000 options to purchase Carter’s, Inc.’s common stock to our Chief Executive Officer at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock at the date of grant.  Vesting of these stock options is contingent upon meeting specific performance targets through fiscal 2008.  If such performance targets are not achieved, the stock options will not vest.  Currently, management believes that these performance targets will be achieved.  Accordingly, under variable stock option accounting, we have recognized approximately $148,900 and $249,500 of compensation expense during the third quarter and first nine months of fiscal 2005 for this stock option grant.

During the third quarter and first nine months of fiscal 2005, we approved the issuance of 8,500 and 54,500 restricted shares of Carter’s, Inc.’s common stock to employees.  Of the 54,500 restricted shares issued, 6,000 shares were issued when the fair market value of Carter’s, Inc. common stock was $45.25, 40,000 shares when the fair market value was $44.01, and 8,500 shares when the fair market value was $62.85.  We received no proceeds from the issuances of restricted stock.  Forty-thousand of these restricted shares cliff-vest four years following the date of grant.  The remainder of the restricted shares vest in equal annual installments over a period of four years following the date of grant.  In connection with these grants, we recognized $146,000 and $216,000 in compensation expense during the third quarter and first nine months of fiscal 2005.

During the second quarter of fiscal 2005, we issued 9,177 shares of Carter’s, Inc.’s common stock to our non-management directors.  The fair market value of Carter’s, Inc.’s common stock at the time of issuance was $45.75.  Accordingly, we recognized $420,000 in compensation expense in the first nine months of fiscal 2005.  We received no proceeds from the issuance of these shares.

During the first quarter of fiscal 2004, we issued 220,000 options to purchase Carter’s, Inc.’s common stock and during the second quarter of fiscal 2004, we issued 71,200 of such stock options.  These stock options were granted at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock on the date of grant.  Accordingly, no compensation expense was recorded during the first nine months of fiscal 2004 or fiscal 2005 as a result of these grants.

In May 2005, the Company’s Board of Directors approved a $2.5 million performance-based bonus related to the integration of OshKosh for the Company’s Chief Executive Officer.  The integration bonus can be earned based upon the achievement of predetermined financial and other goals from fiscal 2005 through the end of fiscal 2007.  During the third quarter and first nine months of fiscal 2005, we have recognized approximately $195,000 and $306,000 of compensation expense in connection with this integration bonus arrangement.

NOTE 8 — EMPLOYEE BENEFIT PLANS:

TWCC offers a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan, in addition to life insurance to current and certain future retirees.  We also have an obligation under a defined benefit plan covering certain former officers.  See Note 7 “Employee Benefit Plans” to our consolidated financial statements in our most recently filed annual report on Form 10-K for further information.

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the		For the
	three-month periods ended		nine-month periods ended
	October 1,	October 2,	October 1,	October 2,
(dollars in thousands)	2005	2004	2005	2004

Service cost — benefits attributed to service during the period	$25	$23	$75	$70
Interest cost on accumulated post-retirement benefit obligation	171	162	504	468
Total net periodic pension benefit cost	$196	$185	$579	$538

The components of pension expense charged to operations are as follows:

	For the		For the
	three-month periods ended		nine-month periods ended
	October 1,	October 2,	October 1,	October 2,
(dollars in thousands)	2005	2004	2005	2004

Service cost — benefits attributed to service during the period	$—	$—	$—	$—
Interest cost on accumulated pension benefit obligation	20	20	60	59
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	—	—	—	—
Total net periodic post-retirement benefit cost	$20	$20	$60	$59

The Company acquired three defined benefit pension plans in connection with the purchase of OshKosh on July 14, 2005.  Such pension plans cover certain current and former employees.  The fair value of plan assets for these plans as of the date of acquisition was approximately $50.9 million and the accumulated benefit obligation was approximately $55.5 million.

The Company’s net periodic pension benefit is comprised of the following components:

	For the		For the
	three-month periods ended		nine-month periods ended
	October 1,	October 2,	October 1,	October 2,
(dollars in thousands)	2005	2004	2005	2004

Service cost	$56	$—	$56	$—
Interest cost	735	—	735	—
Expected return on assets	(926)	—	(926)	—
Net periodic pension benefit	$(135)	$—	$(135)	$—

The Company has not made any contributions to these defined benefit pension plans in fiscal 2005.  The Company has determined that it does not have a minimum funding obligation in fiscal 2005 for these defined benefit pension plans.  However, the Company has decided to terminate one of these defined benefit pension plans and expects to make distributions to participants totaling approximately $3.8 million during the fourth quarter of fiscal 2005.

The pension plan assets are invested in group annuity contracts and equity securities based on the Company’s overall strategic investment direction as follows:

	Target	Expected
	allocation	long-term
	percentage	rate of return
Equity investments	50%	9-10%
Intermediate term debt investments	40%	5-7%
Real estate investments	10%	6-8%
	100%	8%

The long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The actuarial computations utilized the following assumptions:

Benefit obligation:
Discount rate	5.00%
Net periodic pension cost:
Discount rate	5.00%
Expected long-term rate of return on assets	8.00%

Substantially all participants earned their fiscal 2005 benefits prior to July 14, 2005, and the Company intends to freeze these defined benefit pension plans prior to year end.  Accordingly, the fiscal 2005 remaining service cost is not material, and an assumption regarding rates of increase in compensation levels is not applicable.

NOTE 9 — SEGMENT INFORMATION:

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

The table below presents certain segment information for the periods indicated:

	For the				For the
	three-month periods ended				nine-month periods ended
	October 1,	% of	October 2,	% of	October 1,	% of	October 2,	% of
(dollars in thousands)	2005	Total	2004	Total	2005	Total	2004	Total

Net sales:
Wholesale-Carter’s	$130,757	35.1%	$113,932	45.3%	$315,757	41.0%	$278,020	47.1%
Wholesale-OshKosh	32,644	8.8%	—	—	32,644	4.2%	—	—
Retail-Carter’s	87,664	23.5%	86,186	34.3%	222,925	28.9%	205,421	34.8%
Retail-OshKosh	63,500	17.1%	—	—	63,500	8.2%	—	—
Mass Channel-Carter’s	57,593	15.5%	51,239	20.4%	136,039	17.7%	106,943	18.1%
Total net sales	$372,158	100.0%	$251,357	100.0%	$770,865	100.0%	$590,384	100.0%

		% of		% of		% of		% of
		net sales		net sales		net sales		net sales
Operating income:
Wholesale-Carter’s	$27,494	21.0%	$18,117	15.9%	$58,956	18.7%	$40,440	14.5%
Wholesale-OshKosh(a)	2,071	6.3%	—	—	2,071	6.3%	—	—
Retail-Carter’s	21,297	24.3%	21,174	24.6%	44,932	20.2%	40,466	19.7%
Retail-OshKosh(b)	1,040	1.6%	—	—	1,040	1.6%	—	—
Mass Channel-Carter’s	7,542	13.1%	4,528	8.8%	14,889	10.9%	10,714	10.0%
Mass Channel-OshKosh(c)	188	0.3%	—	—	188	0.1%	—	—
Other reconciling items	(14,575)	(3.9)%	(8,692)	(3.5)%	(36,661)	(4.8)%	(20,898)	(3.5)%
Total operating income	$45,057	12.1%	$35,127	14.0%	$85,415	11.1%	$70,722	12.0%

(a)          Includes a charge of $3.3 million related to a fair value step-up for wholesale inventory acquired from OshKosh.

(b)         Includes a charge of $7.1 million related to a fair value step-up for retail store inventory acquired from OshKosh.

(c)          OshKosh mass channel consists of a licensing agreement with Target Stores, a division of Target Corporation.  Operating income consists of royalty income, net of related expenses.

NOTE 10 — CLOSURE COSTS:

In May 2005, we decided to exit two sewing facilities in Mexico.  We have developed alternative capabilities to source comparable products in Asia at lower costs.  For the majority of the affected employees, severance benefits were communicated on June 21, 2005.  Our Board of Directors approved the closure plans on June 15, 2005.  The total number of employees terminated is approximately 1,124, and 36 employees are expected to be retained through April 2006.  Production at these facilities ceased on August 5, 2005.

As a result of these closures, we have recorded total charges of $2,142,000 including $1,125,000 of severance charges, $633,000 of accelerated depreciation (included in cost of goods sold), $7,000 of asset impairment charges, and $377,000 of other exit costs during the third quarter of fiscal 2005.  During the first nine months of fiscal 2005, we have recorded total charges of $7,648,000 including $4,238,000 of severance charges, $1,320,000 of lease termination costs, $1,570,000 of accelerated depreciation (included in cost of goods sold), $113,000 of asset impairment charges, and $407,000 of other exit costs.

Additional charges to be incurred during the fourth quarter of fiscal 2005 include severance charges and other exit costs.  We estimate these charges for the fourth quarter of fiscal 2005 will be $1.1 million.  Additional charges to be incurred during the first and second quarters of fiscal 2006 will primarily include severance charges and other exit costs of approximately $0.5 million.

Restructuring provisions recorded as a result of these closures are as follows and are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

	July 5,			October 1,
	2005			2005
	reserves	Provisions	Payments	reserves
Severance and other termination benefits	$3,113,000	$1,125,000	$(3,456,000)	$782,000
Lease termination costs	1,320,000	—	(129,000)	1,191,000
Other exit costs	30,000	377,000	(36,000)	371,000

Total	$4,463,000	$1,502,000	$(3,621,000)	$2,344,000

On July 3, 2004, we closed our distribution facility located in Leola, Pennsylvania in order to consolidate our shipping operations.  This closure was announced to affected employees on June 1, 2004.  The total number of employees affected was 35.  As a result of this closure, we recorded approximately $95,000 in severance costs during the first nine months of fiscal 2004.  All costs associated with this closure have been incurred.

In July of 2003, we decided to exit our Costa Rican sewing facilities given our ability to obtain lower costs from third-party suppliers.  During fiscal 2003, we recorded approximately $1,041,000 in severance and other exit costs related to these closures.  In the first nine months of fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously estimated for these closures and recorded approximately $74,000 of severance and $371,000 of other closure costs.  All costs associated with these closures have been incurred.

NOTE 11 — EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive shares of common stock, including stock options and unvested restricted stock, that were outstanding during the period.  All such stock options are reflected in the denominator using the treasury stock method.  This method assumes that shares are issued for stock options that are “in the money,” but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of Carter’s, Inc.’s stock for the respective periods.  Unvested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price.  We have used our best estimate of the average fair market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

For the third quarter and the nine months ended October 1, 2005, anti-dilutive shares of 228,000 and 274,000, respectively, were excluded from the computations of diluted earnings per share.

For the third quarter and the nine months ended October 2, 2004, anti-dilutive shares of 366,200 and 291,200, respectively, were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding:

	For the		For the
	three-month periods ended		nine-month periods ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$10,578,000	$18,412,000	$29,877,000	$34,642,000
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,719,925	28,109,978	28,588,870	28,032,520
Diluted effect of unvested restricted stock	10,277	—	934	—
Dilutive effect of stock options	1,735,826	1,792,159	1,746,506	1,855,333
Diluted number of common and common equivalent shares outstanding	30,466,028	29,902,137	30,336,310	29,887,853

Basic net income per common share	$0.37	$0.65	$1.05	$1.24
Diluted net income per common share	$0.35	$0.62	$0.98	$1.16

NOTE 12 — LEASES:

The Company’s operating lease disclosure in its Annual Report on Form 10-K for the fiscal year ended January 1, 2005 has been updated to reflect the acquisition of OshKosh, renewals of store leases, and payments made through October 1, 2005.

Minimum annual rental commitments under current non-cancelable operating leases as of October 1, 2005 are as follows:

	Buildings,		Data		Total
(dollars in thousands)	primarily	Transportation	processing	Manufacturing	non-cancelable
Fiscal Year	retail stores	equipment	equipment	equipment	leases

2005 (fourth quarter)	$9,962	$41	$431	$70	$10,504
2006	35,236	67	1,053	196	36,552
2007	29,480	50	736	68	30,334
2008	24,387	28	347	17	24,779
2009	20,022	18	59	6	20,105
Thereafter	57,167	2	—	5	57,174
Total	$176,254	$206	$2,626	$362	$179,448

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes APB 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition.  We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter.  SFAS 123R is effective for public companies for annual periods that begin after June 15, 2005.  The impact of adoption beginning on January 1, 2006, is estimated to result in a reduction in fiscal 2006 after-tax earnings of approximately $3.0 million or approximately $0.10 per diluted share.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).  The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

ITEM 2.                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the sections entitled “Risks Factors” in Carter’s, Inc.’s and OshKosh B’Gosh, Inc.’s most recently filed annual reports on Form 10-K.  Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary The William Carter Company, acquired all of the outstanding common stock of OshKosh.  As a result of this acquisition, additional risks and uncertainties could arise that could impact our results for fiscal 2005 and beyond and cause them to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by management.  These risks include those associated with combining businesses and achieving anticipated cost savings and operational synergies.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2005 reflect our financial position as of October 1, 2005.  The third quarter and first nine months of fiscal 2004 ended on October 2, 2004.

Results of operations for the three and nine-months ended October 1, 2005 include OshKosh’s financial results for the period from July 14, 2005 through October 1, 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Wholesale sales:
Carter’s	35.1%	45.3%	41.0%	47.1%
OshKosh	8.8	—	4.2	—
Total wholesale sales	43.9	45.3	45.2	47.1

Retail store sales:
Carter’s	23.5	34.3	28.9	34.8
OshKosh	17.1	—	8.2	—
Total retail store sales	40.6	34.3	37.1	34.8

Mass channel sales	15.5	20.4	17.7	18.1

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	65.4	65.0	64.9	63.8

Gross profit	34.6	35.0	35.1	36.2
Selling, general, and administrative expenses	24.0	22.4	25.0	25.7
Closure costs	0.4	—	0.8	0.1
Royalty income	(1.9)	(1.4)	(1.8)	(1.6)

Operating income	12.1	14.0	11.1	12.0
Loss on extinguishment of debt	5.4	—	2.6	—
Interest expense, net	2.0	1.9	2.1	2.3

Income before income taxes	4.7	12.1	6.4	9.7
Provision for income taxes	1.9	4.8	2.5	3.8

Net income	2.8%	7.3%	3.9%	5.9%

Number of retail stores at end of period:
Carter’s	186	177	186	177
OshKosh	152	—	152	—
Total	338	177	338	177

Three and nine-month periods ended October 1, 2005 compared to three and nine-month periods ended October 2, 2004

CONSOLIDATED NET SALES

In the third quarter of fiscal 2005, consolidated net sales increased $120.8 million, or 48.1%, to $372.2 million.  In the first nine months of fiscal 2005, consolidated net sales increased $180.5 million, or 30.6%, to $770.9 million.  These increases reflect growth in all channels of distribution and include $96.1 million in net sales from OshKosh from July 14, 2005 through October 1, 2005.

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $16.8 million in the third quarter of fiscal 2005, or 14.8%, to $130.8 million.  Excluding off-price sales, Carter’s wholesale sales increased $14.4 million in the third quarter of fiscal 2005, or 13.2%, to $123.8 million.  The increase in Carter’s brand wholesale sales reflects increased volume in our baby and playwear product categories, partially offset by lower sales in our sleepwear product category.

Carter’s brand wholesale sales increased $37.7 million in the first nine months of fiscal 2005, or 13.6%, to $315.8 million.  Excluding off-price sales, Carter’s wholesale sales increased $25.6 million in the first nine months of fiscal 2005, or 9.7%, to $290.3 million.  The increase in Carter’s brand wholesale sales was driven primarily by growth in our playwear product category.  Sales of our baby and sleepwear product categories for the first nine months of fiscal 2005 were comparable to fiscal 2004.  The increase in off-price sales reflects disposal of a larger percentage of our excess inventory through the off-price channel rather than selling such excess in our retail stores.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales were $32.6 million for the period from July 14, 2005 through October 1, 2005, including $3.7 million in off-price sales.

MASS CHANNEL SALES

Mass channel sales in the third quarter of fiscal 2005 increased $6.4 million, or 12.4%, to $57.6 million.  This increase reflects increased sales of our Just One Year brand to Target, driven by increased sales in our baby and sleepwear product categories.

Mass channel sales in the first nine months of fiscal 2005 increased $29.1 million, or 27.2% to $136.0 million resulting from increased sales of our Just One Year brand to Target driven by new door growth and increased sales in our baby and sleepwear product categories.  Also contributing to year to date sales growth were increased sales of our Child of Mine brand to Wal-Mart resulting from the timing of new product launches, the addition of our new Child of Mine playwear product category, new door growth, and additional floor space.

CARTER’S RETAIL STORE SALES

Carter’s retail store sales increased $1.5 million in the third quarter of fiscal 2005, or 1.7%, to $87.7 million.  Such growth was driven by incremental sales of $2.3 million generated by new stores opened subsequent to October 2, 2004, offset by a decline in comparable store sales of (0.9%), or $0.8 million, based on 174 locations.  The decline in comparable store sales during the quarter was due primarily to lower levels of consumer traffic in our retail outlet stores, primarily our “drive to” outlet stores, partially offset by a 5.5% increase in comparable store sales in our Carter’s “brand” stores.

Carter’s retail store sales increased $17.5 million in the first nine months of fiscal 2005, or 8.5% to $222.9 million.  Such revenue growth was driven by incremental sales of $8.9 million generated from ten new stores opened subsequent to October 2, 2004 and a comparable store sales increase of $8.6 million, or 4.3%, based on 174 locations.  The increase in comparable store sales during the first nine months of fiscal 2005 was driven by converting all stores to our new store format beginning May of 2004, including moving baby products to the front of the store, more impactful window displays, and more effective in-store merchandising and marketing.  All stores were converted to the new store format as of April 2005.  There were a total of 186 Carter’s retail stores as of October 1, 2005.  In total, we intend to open 17 to 19 stores in fiscal 2005 and close four stores.  We plan to open eight to 10 Carter’s stores and close three stores during the fourth quarter of fiscal 2005.  We do not expect to incur any significant costs as a result of these store closures.

OSHKOSH RETAIL STORE SALES

OshKosh retail stores contributed $63.5 million in net sales during the third quarter and first nine months of fiscal 2005.  In September 2005, we engaged a third-party liquidator to manage the closure of all 15 OshKosh Lifestyle stores.  In October 2005, the liquidator assumed closure responsibilities for an additional eight outlet stores.  This liquidator will manage these 23 stores through the remainder of this year at which time, they will be closed.  In addition, we closed four OshKosh outlet stores during the third quarter and we plan to close an additional six OshKosh outlet stores during the balance of fiscal 2005 and five outlet stores in the first half of fiscal 2006.  Liabilities for such closure costs have been provided for as of the acquisition date as described in Note 3 to the accompanying unaudited condensed consolidated financial statements.  There were a total of 152 OshKosh retail stores as of October 1, 2005.

GROSS PROFIT

Our gross profit increased $40.8 million, or 46.4%, to $128.7 million in the third quarter of fiscal 2005.  Gross profit as a percentage of net sales in the third quarter of fiscal 2005 decreased to 34.6% from 35.0% in the third quarter of fiscal 2004.  The decline in gross profit as a percentage of net sales is due to an amortization charge of $10.4 million related to a fair value step-up of inventory acquired from OshKosh and $0.6 million of accelerated depreciation recorded in connection with our decision to close two sewing facilities in Mexico.  Partially offsetting these declines were lower provisions for excess inventory compared to the third quarter of fiscal 2004.

Gross profit increased $56.8 million, or 26.6%, to $270.5 million in the first nine months of fiscal 2005.  As a percentage of net sales, gross profit in the first nine months of fiscal 2005 decreased to 35.1% from 36.2% in the first nine months of fiscal 2004.  The decline in gross profit as a percentage of sales is due to amortization of the inventory step-up discussed above and $1.6 million of accelerated depreciation recorded in connection with the closure of Carter’s sewing facilities in Mexico.  As noted above, these declines were partially offset by lower provisions for excess inventory.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross margin may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the third quarter of fiscal 2005 increased $33.0 million, or 58.7%, to $89.3 million.  As a percentage of net sales, selling, general, and administrative expenses in the third quarter of fiscal 2005 increased to 24.0% as compared to 22.4% in the third quarter of fiscal 2004.  This increase reflects the amortization of OshKosh intangible assets, including an amortization charge of $0.9 million related to the amortization of the fair value of OshKosh licensing agreements and $0.1 million related to amortization of the fair value of OshKosh leasehold interests, and the impact of a higher mix of retail related activities of OshKosh relative to Carter’s.  These increases were partially offset by the benefit of leveraging operating expenses against higher levels of revenue, most notably in the mass channel.

In the first nine months of fiscal 2005, selling, general, and administrative expenses increased $40.9 million, or 26.9%, to $192.5 million.  As a percentage of net sales, these expenses decreased to 25.0% in the first nine months of fiscal 2005 from 25.7% in the first half of fiscal 2004 due to operating leverage partially offset by amortization of OshKosh intangibles and the addition of the OshKosh cost structure.  Also contributing to this decrease was the cessation of amortization of our Carter’s licensing agreements, which were fully amortized on August 15, 2004.

CLOSURE COSTS

In May 2005, we decided to exit two sewing facilities in Mexico.  We have developed alternative capabilities to source comparable products in the Far East at lower costs.  For a majority of the affected employees, severance benefits were communicated on June 21, 2005.  Our Board of Directors approved the closure plans on June 15, 2005.  The total number of employees terminated is approximately 1,124, and 36 employees are expected to be retained through April 2006.  Production at these facilities ceased on August 5, 2005.

As a result of these closures, we have recorded total costs of $2,142,000 including $1,125,000 of severance charges, $633,000 of accelerated depreciation (included in cost of goods sold), $7,000 of asset impairment charges, and $377,000 of other exit costs during the third quarter of fiscal 2005.

In the first nine months of fiscal 2005, we recorded total costs of $7,648,000, including $4,238,000 of severance charges, $1,320,000 of lease termination costs, $1,570,000 of accelerated depreciation (included in cost of goods sold), $113,000 of asset impairment charges, and $407,000 of other exit costs.

Additional charges to be incurred during the fourth quarter of fiscal 2005 include severance charges and other exit costs.  We estimate these charges for the fourth quarter of fiscal 2005 to be $1.1 million.  Additional charges to be incurred during the first and second quarters of fiscal 2006 primarily include severance charges and other exit costs of approximately $0.5 million.

In June of fiscal 2004, we decided to exit our distribution facility in Leola, Pennsylvania in order to consolidate our distribution operations and reduce costs.  We recorded approximately $95,000 of severance costs during the first nine months of fiscal 2004.  All costs associated with this closure have been incurred.

In July of 2003, we decided to exit our Costa Rican sewing facilities, given our ability to obtain lower costs from third-party suppliers.  During the first nine months of fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously estimated for this closure.  In the first nine months of fiscal 2004, we recorded approximately $74,000 of severance and $371,000 of other closure costs.  All costs associated with these closures have been incurred.

ROYALTY INCOME

We license the use of our Carter’s, Carter’s Classics, Just One Year, and Child of Mine names.  In connection with the acquisition of OshKosh, as discussed in Note 3 to the accompanying unaudited condensed consolidated financial statements, we now license the use of our OshKosh B’Gosh and Genuine Kids from OshKosh brand names.

Our royalty income in the third quarter of fiscal 2005 increased $3.6 million to $7.2 million and includes $3.0 million from OshKosh.

During the first nine months of fiscal 2005, royalty income was approximately $13.5 million, an increase of $4.3 million, or 46.3%, over the first nine months of fiscal 2004 and includes $3.0 million from OshKosh.

OPERATING INCOME

Operating income for the third quarter of fiscal 2005 increased $9.9 million, or 28.3%, to $45.1 million.  As a percentage of net sales, operating income decreased to 12.1% of sales in the third quarter of fiscal 2005 as compared to 14.0% in the third quarter of fiscal 2004.  This decrease in operating income as a percentage of net sales was driven by costs associated with the acquisition of OshKosh, including amortization of the fair value step-up of inventory acquired from OshKosh of $10.4 million, amortization of OshKosh intangibles of $1.0 million, and $2.1 million in costs associated with the closure of two sewing facilities in Mexico, including $0.6 million of accelerated depreciation.

Operating income for the first nine months of fiscal 2005 increased $14.7 million, or 20.8%, to $85.4 million.

LOSS ON EXTINGUISHMENT OF DEBT

As described in Note 3 to the accompanying unaudited condensed consolidated financial statements, in connection with the acquisition and refinancing, we incurred a $14.0 million redemption premium in connection with the repurchase of our 10.875% Senior Subordinated Notes, wrote off a $0.5 million debt discount on our 10.875% Senior Subordinated Notes, wrote off $4.5 million in debt issuance costs associated with our former senior credit facility and wrote off $1.1 million in new debt issuance costs associated with our new Senior Credit Facility in accordance with Emerging Issues Task Force No. 98-14, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

INTEREST EXPENSE, NET

Interest expense in the third quarter of fiscal 2005 increased $2.8 million, or 59.5%, to $7.4 million.  In the first nine months of fiscal 2005, interest expense increased $2.2 million, or 16.5%, to $15.9 million.  These increases are attributable to the impact of additional borrowings associated with the acquisition and refinancing as discussed in Notes 1 and 3 to the accompanying unaudited condensed consolidated financial statements.

INCOME TAXES

We recorded a provision for income taxes of $6.9 million in the third quarter of fiscal 2005 compared to $12.0 million in the third quarter of fiscal 2004.  In the first nine months of fiscal 2005, we recorded a provision for income taxes of $19.5 million compared to $22.4 million in the first nine months of fiscal 2004.  Our effective tax rate was approximately 39.5% during the third quarter and first nine months of fiscal 2005, 39.6% during the third quarter of fiscal 2004, and 39.3% during the first nine months of fiscal 2004.

NET INCOME

As a result of the factors noted above, our third quarter fiscal 2005 net income was approximately $10.6 million, compared to approximately $18.4 million in the third quarter of fiscal 2004.

Net income for the first nine months of fiscal 2005 was $29.9 million compared to $34.6 million in the first nine months of fiscal 2004.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our cash needs are working capital, capital expenditures, and debt service.  Historically, we have financed these needs through operating cash flow and funds borrowed under our former senior credit facility.  Our primary source of liquidity will continue to be cash flow from operations and borrowings under our new Revolving Credit Facility, discussed below, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our new Senior Credit Facility, as described below.

Net accounts receivable at October 1, 2005 were $132.7 million compared to $103.1 million at October 2, 2004 and $80.4 million at January 1, 2005.  The increase as compared to October 2, 2004 reflects $19.7 million of OshKosh receivables and higher levels of sales in the latter part of the third quarter of fiscal 2005 as compared to the end of the third quarter of fiscal 2004, most notably in the mass channel.  Due to the seasonal nature of our operations and the acquisition of OshKosh, the net accounts receivable balance at October 1, 2005 is not comparable to the net accounts receivable balance at January 1, 2005.

Net inventories at October 1, 2005 were $209.9 million compared to $148.4 million at October 2, 2004 and $120.8 million at January 1, 2005.  This increase as compared to October 2, 2004 is due to $71.0 million of OshKosh inventory offset by a 6% decrease in Carter’s brand inventory due to the timing of receipts from the Far East and lower levels of excess inventory.  Due to the seasonal nature of our operations and the acquisition of OshKosh, net inventories at October 1, 2005 are not comparable to net inventories at January 1, 2005.

Net cash provided by operating activities for the first nine months of fiscal 2005 was $34.2 million compared to net cash used in operating activities of $14.1 million in the first nine months of fiscal 2004.  The change in net cash provided by operating activities in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 is primarily attributable to favorable changes in inventory and increased earnings, adjusted for charges related to the acquisition and refinancing.

As a result of the decision to close our sewing facilities in Mexico, we have recorded total charges of $2,142,000 including approximately $1,125,000 of severance charges, $633,000 of accelerated depreciation (included in cost of goods sold), $7,000 of asset impairment charges, and $377,000 of other exit costs during the third quarter of fiscal 2005.  During the first nine months of fiscal 2005, we have recorded total charges of $7,648,000 including approximately $4,238,000 of severance charges, $1,320,000 of lease termination costs, $1,570,000 of accelerated depreciation (included in cost of goods sold), $113,000 of asset impairment charges, and $407,000 of other exit costs.

Additional charges to be incurred during the fourth quarter of fiscal 2005 include severance charges and other exit costs.  We estimate these charges for the fourth quarter of fiscal 2005 to be $1.1 million.  Additional charges to be incurred during the first and second quarters of fiscal 2006 primarily include severance charges and other exit costs of approximately $0.5 million.

We have invested $10.7 million in capital expenditures during the first nine months of fiscal 2005 compared to $14.0 million during the first nine months of fiscal 2004.  We plan to invest an additional $20 million to $22 million in capital expenditures during the remainder of fiscal 2005.  Major investments include retail store openings and remodeling, investments in information technology, and fixturing programs for wholesale and mass channel customers.

We are in the process of finalizing our integration plans that include severance and relocation costs, certain facility and related store closings, and contract termination costs.  The following liabilities, included in our other current liabilities in the accompanying unaudited consolidated financial statements, were established at acquisition and will be funded by cash flows from operations and borrowings under our new revolving credit facility:

	Severance	Other	Lease	Contract
	and	exit	termination	termination
(dollars in thousands)	relocation	costs	costs	costs	Total

Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Cash paid	(599)	(47)	—	(68)	(714)
Balance at October 1, 2005	$9,241	$2,028	$7,020	$1,932	$20,221

In connection with the acquisition of OshKosh on July 14, 2005, we refinanced our senior credit facility (“former senior credit facility”), which consisted of a $36.2 million Term Loan C and an available $80.0 million revolving loan facility under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our 10.875% Senior Subordinated Notes due 2011 at a price that included a premium of $14.0 million in addition to the principal amount of $113.8 million (collectively, the “Refinancing”).  As a result of the Refinancing, we wrote off $4.5 million in debt issuance costs related to the former senior credit facility and the 10.875% Senior Subordinated Notes and expensed $0.5 million related to the discount on the 10.875% Senior Subordinated Notes.

Financing for the Acquisition and Refinancing was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million) (the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”).  The proceeds from the Senior Credit Facility were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance our former senior credit facility ($36.2 million), repurchase our 10.875% Senior Subordinated Notes ($113.8 million), pay a redemption premium on our 10.875% Senior Subordinated Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs of ($10.6 million).  Approximately $1.1 million of the debt issuance costs were expensed in accordance with Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  Other costs paid prior and subsequent to the closing of the transaction totaled $1.3 million, including $0.2 million in debt issuance costs.

The term of the Revolver extends to July 14, 2011 and the term of the Term Loan B extends to July 14, 2012.  Amounts outstanding under the Revolver initially accrue interest at a prime rate plus ..75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios.  Amounts outstanding under the Term Loan B accrue interest at a prime rate plus .75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios and credit ratings.  Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and fixed charge coverage ratio.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt.  The swap agreement matures July 31, 2010.

Principal borrowings under the Term Loan B are due and payable in quarterly installments of $1.175 million from December 31, 2005 through June 30, 2012 with the remaining balance of $437 million due on July 14, 2012.

On September 30, 2005, we made a $30.0 million prepayment on our new term loan.

Our former senior credit facility, as amended, set forth mandatory and optional prepayment conditions that resulted in our use of cash to reduce our debt obligations.  Accordingly, we made an excess cash flow principal prepayment of approximately $2.4 million on March 22, 2004.  No such prepayment was required in fiscal 2005.

In September 2005, June 2005, March 2005, December 2004, and March 2004, we prepaid an additional $30.0 million, $15.0 million, $20.0 million, $20.0 million, and $5.0 million of term loan indebtedness.  At October 1, 2005, we had approximately $468.8 million in term loan borrowings and no borrowings under our revolving loan facility, exclusive of approximately $18.9 million of outstanding letters of credit.  At January 1, 2005, under our former senior credit facility, we had approximately $184.5 million of debt outstanding, consisting of $113.2 million of senior subordinated notes, $71.3 million in term loan borrowings under our former senior credit facility and no revolving loan facility borrowings, exclusive of approximately $6.8 million of outstanding letters of credit.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Over the past five fiscal years, approximately 57% of Carter's consolidated net sales were generated in the second half of our fiscal year.  Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year.  During these peak periods we have historically borrowed under our revolving credit facility.

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

We contract with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $1,570,000 in the third quarter of fiscal 2005 and $3,178,000 in the first nine months of fiscal 2005 and $930,000 in the third quarter of fiscal 2004 and $2,582,000 in the first nine months of fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statement of operations rather than as a reduction of revenue.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of October 1, 2005, we had approximately $610 million in goodwill and tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at the July 14, 2005 Acquisition to be approximately $102 million also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10 and 12 percent for Carter’s and OshKosh, respectively.  The tradenames were determined to have indefinite lives.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of goodwill is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

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

Stock-based compensation arrangements:  We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale.  Prior to our initial public offering, in the absence of a public market for Carter’s, Inc.’s common stock, management and the Board of Directors estimated the market value of Carter’s, Inc.’s common stock for all option grants and stock issuances using an approach that applies a multiple to Adjusted EBITDA.  Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related charges, write-downs of long-lived assets, closure costs, and a deferred charge write-off.  Adjusted EBITDA is a non-GAAP measure not a measurement under accounting principles generally accepted in the United States of America.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition.  We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter.  SFAS 123R is effective for public companies for annual periods that begin after June 15, 2005.  The impact of adoption beginning January 1, 2006, is estimated to result in a reduction in fiscal 2006 after-tax earnings of approximately $3.0 million or approximately $0.10 per diluted share.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.107, “Share-Based Payment” (“SAB 107”).  The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2005 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  The factors that could cause actual results to materially differ include a decrease in sales to, or the loss of one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children’s apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children’s apparel business.  These risks are described in Carter’s, Inc.’s and OshKosh B’Gosh, Inc.’s most recently filed annual reports on Forms 10-K under the headings “Risk Factors” and “Statement Regarding Forward-Looking Statements.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years.  In order to manage this risk, we source products from approximately 85 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our new Senior Credit Facility, which carries variable interest rates.  As of October 1, 2005 our outstanding debt aggregated $469 million, all of which bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $4,690,000 and could have an adverse effect on our net income and cash flow.

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt.  The swap agreement matures July 31, 2010.  The unrealized gain, net of taxes, related to the interest rate swap was $0.8 million for the three-month period ended October 1, 2005 and is included within accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.

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

PART II — OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS:

N/A

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

N/A

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES:

N/A

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

N/A

ITEM 5.                             OTHER INFORMATION:

N/A

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

CARTER’S, INC.

Date: November 10, 2005	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: November 10, 2005	/s/ MICHAEL D. CASEY
Michael D. Casey

Executive Vice President and

Chief Financial Officer