Form 10-K
period 2005-12-31
CARTERS INC
filed 2006-03-15
CIK 1060822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:

001-31829

CARTER’S, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3912933
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

The Proscenium
1170 Peachtree Street NE, Suite 900
Atlanta, Georgia 30309

(Address of principal executive offices, including zip code)

(404) 745-2700
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON
Carter’s, Inc.’s common stock	WHICH REGISTERED:
par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☒      Accelerated Filer ☐      Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 2, 2005 (the last business day of our most recently completed second quarter) was $1,180,667,617.

There were 28,950,929 shares of Carter’s, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Stockholders of Carter’s, Inc., to be held on May 11, 2006, will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the SEC not later than 120 days after its fiscal year ended December 31, 2005.

CARTER’S, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Our market share data is based on information provided by the NPD Group, Inc. Unless otherwise indicated, references to market share in this annual report mean our share expressed as a percentage of total retail revenues of a market. The baby and young children’s market includes apparel products from sizes newborn to seven.

ITEM 1.                BUSINESS

On September 30, 2003, Carter Holdings, Inc., a Massachusetts corporation, re-incorporated in Delaware and changed its name by forming and subsequently merging with and into its new wholly-owned Delaware subsidiary. The surviving company is named Carter’s, Inc. Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly-owned subsidiaries.

On July 14, 2005, through our wholly-owned subsidiary The William Carter Company (“TWCC”), we acquired OshKosh B’Gosh, Inc. (“OshKosh”) for a purchase price of $312.1 million, (the “Acquisition”). Established in 1895, OshKosh is recognized and trusted by consumers for its line of high-quality apparel for children sizes newborn to 16.

We are the largest branded marketer of apparel exclusively for babies and young children in the United States. As a result of the Acquisition, we own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh. We have extensive experience in the young children’s apparel market and focus on delivering products that satisfy our consumers’ needs. We market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We have developed a business model that we believe has multiple platforms for growth and is focused on high volume and productivity. We believe each of our brands has its own unique positioning in the marketplace and strong growth potential. Our brands compete in the $17.8 billion children’s apparel market, for children sizes newborn to seven, with our Carter’s brand achieving the #1 branded position with a 7.0% market share. Our OshKosh brand also has a strong position with a 3.0% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories. Our distribution strategy enables us to reach a broad range of consumers through channel, price point, and region. We sell our products to national department stores, chain and specialty stores, discount retailers, and through 193 Carter’s and 142 OshKosh brand outlet and strip center retail stores.

Since 1992, when the current executive management team joined Carter’s, we have increased net sales from $227 million to $1.1 billion in fiscal 2005. Over the past five fiscal years, we have increased net sales at a compounded annual growth rate of 19.3%, and we have increased operating income from $40.5 million in fiscal 2000 to $121.2 million in fiscal 2005, yielding a compounded annual growth rate of 24.5%. During this five-year period, our pre-tax results were decreased in 2001 by acquisition-related charges of $11.3 million, debt extinguishment charges of $12.5 million, and closure costs of $4.0 million. In fiscal 2003, our pre-tax results were decreased by debt extinguishment charges of $9.5 million, a management fee termination charge of $2.6 million, and closure costs of $1.0 million. In fiscal 2005, our pre-tax results were decreased by debt extinguishment charges of $20.1 million, closure costs of $8.4 million, and $13.9 million in charges related to a fair value step-up of inventory acquired from OshKosh.

The Company’s principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER’S BRANDS

Under our Carter’s brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven. Our Carter’s brand is sold in department stores, national chains, specialty stores, off-price sales channels, and through our Carter’s brand retail stores. Additionally, we sell our Just One Year and Child of Mine brands through the mass channel at Target and Wal-Mart, respectively. In fiscal 2005, we sold over 215 million units of Carter’s, Just One Year, and Child of Mine products to our wholesale customers, mass channel customers, and through our retail stores, an increase of approximately 15% from fiscal 2004. Under our Carter’s, Just One Year, and Child of Mine brands, revenue growth has been driven by our focus on essential, high-volume, core apparel products for babies and young children. Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets. Our top ten baby and sleepwear core products accounted for 80% of our baby and sleepwear net sales in fiscal 2005, including the mass channel. We believe these core products are consumer staples and are insulated from changes in fashion trends. Whether they are shopping for their own children or purchasing gifts, consumers provide consistent demand for our products as they purchase the first garments and related accessories for the more than four million babies born each year and replace clothing their children outgrow.

We have four cross-functional product teams focused on baby, sleepwear, playclothes, and the mass channel. These teams are skilled in identifying and developing high-volume, core products. Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics. These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems. We also license our brand names to other companies to create a complete collection of lifestyle products, including bedding, hosiery, underwear, shoes, room décor, and toys. The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to product design reduces fashion risk and large seasonal fluctuations and supports efficient operations. We conduct product testing in our own stores, and we analyze quantitative measurements such as pre-season bookings, weekly over-the-counter selling results, and daily re-order rates in order to assess productivity.

CARTER’S PRODUCTS

Baby

Carter’s brand baby products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties. In fiscal 2005, we generated $260.1 million in net sales of these products, excluding the mass channel, representing 23.2% of our consolidated net sales.

Our Carter’s brand is the leading brand in the baby category. In fiscal 2005, in the department store, national chain, outlet, specialty store, and off-price sales channels, our aggregate market share under the Carter’s brand was approximately 28% for baby, which represents greater than four times the market share of the next largest brand. We sell a complete range of baby products for newborns, primarily made of cotton. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers. We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers. Our Carter’s Classics product line consists of coordinated baby programs designed for first-time mothers and gift-givers. Our Carter’s Starters product line, the largest component of our baby business, provides mothers with essential, core products and accessories, including value-focused multi-packs.

Sleepwear

Carter’s brand sleepwear products include pajamas, cotton long underwear, and blanket sleepers in sizes 12 months to size seven. In fiscal 2005, we generated $151.7 million in net sales of these products, excluding the mass channel, or 13.5% of our consolidated net sales.

Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States. In fiscal 2005, in these channels, our Carter’s brand market share was approximately 29%, which represented two times the market share of the next largest competitor. As in baby, we differentiate our sleepwear products by offering high-volume, core products with creative artwork and soft fabrications.

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in sizes three months to size seven. In fiscal 2005, we generated $275.8 million in net sales of these products, excluding the mass channel, or 24.6% of our consolidated net sales.

We have focused on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications. We believe this product focus, in combination with our brand strength, strong customer relationships, and expanded global sourcing network, is increasing our playclothes sales. Our 2005 Carter’s brand playclothes market share was 6% in the $8 billion department store, national chain, outlet, specialty store, and off-price sales channels.

Mass Channel Products

Our mass channel product team focuses on baby, sleepwear, and playclothes products marketed in the $6 billion mass channel children’s apparel market. Our mass channel team develops differentiated products specifically for the mass channel, including different fabrications, artwork, and packaging. During the second quarter of fiscal 2003, we launched our Child of Mine brand in substantially all Wal-Mart stores nationwide. The Child of Mine product line includes layette, sleepwear, and playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts. During 2005, we successfully expanded our product offering in the mass channel under our Child of Mine brand to include playclothes products. We also sell our Just One Year brand to Target, which includes baby, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts. In fiscal 2005, we generated $178.0 million in net sales of our Child of Mine and Just One Year products, or 15.9%, of our consolidated net sales.

Other Products

Our other product offerings include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room décor, and hair accessories. In fiscal 2005, we generated $55.9 million in sales of these other products in our Carter’s brand retail stores.

Licensed Products

We currently extend our Carter’s, Child of Mine, and Just One Year product offerings by licensing our brands to 16 domestic marketers of related products in the United States. These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and artwork. Our license agreements require strict adherence to our quality and compliance standards and to a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our vision of high-quality, core products at attractive values to the consumer. In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated real estate for licensed product categories. Our licensed products provide our customers and consumers with a range of Carter’s, Child of Mine, and Just One Year products that complement and expand upon our core baby and young children’s apparel offerings. In fiscal 2005, our Carter’s brand and mass channel licensees generated wholesale and mass channel net sales of $159.3 million on which we earned $13.8 million in royalty income.

CARTER’S DISTRIBUTION CHANNELS

As described above, we sell our Carter’s brand products to leading retailers throughout the United States in the wholesale and mass channels and through our own Carter’s brand retail outlet and strip center stores. In fiscal 2005, sales of our Carter’s brand products through the wholesale channel accounted for 38.1% of our consolidated net sales, sales through our retail stores accounted for 28.2% of our consolidated net sales, and sales through the mass channel accounted for 15.9% of our consolidated net sales.

Business segment financial information for our Carter’s brand wholesale, Carter’s brand retail, and Carter’s brand mass channel segments is contained in ITEM 8 “Financial Statements and Supplementary Data,” Note 14—“Segment Information” to the accompanying consolidated financial statements.

Our Carter’s brand wholesale customers include top retailers, such as Kohl’s, Babies “R” Us, JCPenney, Costco, Sears, and Federated. Our mass channel customers are Wal-Mart and Target. Our sales professionals work with their department or specialty store accounts to establish annual plans for our baby products, which we refer to as core basics. Once we establish an annual plan with an account, we place the majority of our accounts on our automatic reorder plan for core basics. This allows us to plan our sourcing requirements and benefits both us and our wholesale and mass channel customers by maximizing our customers’ in-stock positions, thereby improving sales and profitability. We intend to drive continued growth with our wholesale and mass channel customers through our focus on managing our key accounts’ business through product mix, fixturing, brand presentation, and advertising. We believe that we maintain strong account relationships and drive brand growth through frequent meetings with the senior management of our key wholesale and mass channel customers.

We currently operate 193 Carter’s brand retail stores, of which 152 are in outlet centers and 41 are in strip center locations. These stores carry a complete assortment of first-quality baby and young children’s apparel, accessories, and gift items. Our stores average approximately 4,800 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. We believe our consistent, well-defined pricing strategy, coupled with our brand strength and our assortment of core products, has made our stores a destination location within many outlet and strip centers.

We have established a disciplined real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density. We believe that we are located in many of the premier outlet centers in the United States and that we are successfully adding high-volume strip center locations to our real estate portfolio.

CARTER’S BRAND POSITIONING

Our strategy has been to drive our brand image as the leader in baby and young children’s apparel and to consistently provide quality products at a great value to consumers. We employ a disciplined marketing strategy, which identifies and focuses on core products. We believe that we have strengthened our brand image with the consumer by differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products through store-in-store shops and advertising with wholesale and mass channel customers. We will continue to invest in display units for our major wholesale customers that clearly present our core products on their floors to enhance brand and product presentation. We also strive to provide our wholesale and mass channel customers with consistent, premium service, including delivering and replenishing products on time to fulfill customer and consumer needs.

OSHKOSH BRANDS

Under our OshKosh brand, we design, source, manufacture, and market a broad array of young children’s apparel, primarily for children in sizes newborn to 16. Our OshKosh brand is currently sold in our OshKosh brand retail stores, department stores, national chains, specialty stores, and through off-price sales channels. We also have a licensing agreement with Target through which products are sold at Target under our Genuine Kids from OshKosh brand. In the few years prior to acquiring OshKosh in July 2005, our OshKosh brand experienced a significant decline in sales, most notably in the wholesale channel. However, given its long history of durability, quality, and style, we believe our OshKosh brand continues to be a market leader in the children’s branded apparel industry and represents a significant long-term growth opportunity for us, especially in the $13 billion young children’s playclothes market. Our plans to integrate and grow the OshKosh business focus on implementing our core product marketing disciplines, leveraging our relationships with key wholesale accounts, leveraging our infrastructure and supply chain, closing unprofitable retail stores, and improving the productivity of our OshKosh brand retail stores.

OSHKOSH PRODUCTS

Playclothes

Our OshKosh brand is best known for its playclothes products. During the period from July 14, 2005 through December 31, 2005, we generated $145.9 million in net sales of OshKosh brand playclothes products, which accounted for approximately 13.0% of our consolidated net sales. We plan to expand and grow this business by reducing product complexity and leveraging our strong customer relationships and global supply chain expertise.

We believe our OshKosh brand represents a significant opportunity for us to increase our share in the $13 billion young children’s playclothes market, which includes the mass channel. The market for baby and young children’s playclothes in fiscal 2005 was more than six times the size of the baby and sleepwear markets combined. The playclothes market for babies and young children is highly fragmented, with no single branded competitor having more than a 7% share of the entire market in 2005. Our OshKosh brand’s playclothes market share in the department store, national chain, outlet, specialty store, and off-price sales channels in 2005 was approximately 5.2% in the $8 billion market in these channels. We intend to establish a base of essential, high-volume, core playclothes products for our OshKosh brand.

OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven tops and bottoms, and apparel products for everyday use in sizes newborn to 16.

Baby

During the period from July 14, 2005 through December 31, 2005, we generated approximately $29.1 million in OshKosh brand baby products in our OshKosh brand stores, which accounted for approximately 2.6% of our consolidated net sales.

Other Products

The remainder of our OshKosh brand product offering includes bedding, outerwear, shoes, sleepwear, and accessories. In fiscal 2005, we generated $24.8 million in sales of these other products in our OshKosh brand retail stores, which accounted for 2.2% of our consolidated net sales.

Licensed Products

We partner with a number of domestic and international licensees to extend the reach of our OshKosh brand. We currently have 8 domestic licensees, as well as 24 international licensees selling product in over 40 countries. Our largest licensing agreement involves the Genuine Kids from OshKosh line sold at Target. All Genuine Kids from OshKosh products sold at Target are sold pursuant to the license agreement. In addition to Genuine Kids from OshKosh products, our licensed products provide our customers and consumers with a range of OshKosh and OshKosh B’Gosh products including outerwear, shoes, bedding, and accessories. During the period from July 14, 2005 through December 31, 2005, our licensees generated wholesale and mass channel net sales of $159.8 million on which we earned approximately $6.6 million in royalty income.

OSHKOSH DISTRIBUTION CHANNELS

In fiscal 2005, sales through our OshKosh brand retail stores accounted for 12.5% of our consolidated net sales and sales through the wholesale channel accounted for 5.3% of our consolidated net sales.

We currently operate 142 OshKosh brand retail stores as of the end of fiscal 2005. These stores carry a wide assortment of young children’s apparel, accessories, and gift items and average approximately 4,900 square feet per location.

Our OshKosh brand wholesale customers include top retailers, such as Kohl’s, Federated, JCPenney, Costco, and Babies “R” Us. We are currently working with our department and specialty store accounts to establish seasonal plans for playclothes products. The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

OSHKOSH BRAND POSITIONING

We believe our OshKosh brand stands for high-quality, authentic, active products for children sizes newborn to 16. Core OshKosh brand products include denim, overalls, woven tops and bottoms, and other playclothes for children. Our OshKosh brand is positioned differently from our Carter’s brand. Our OshKosh brand is generally positioned towards an older age range (ages 2-7) and at higher average prices than our Carter’s brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with rugged, durable, and active playclothes for young children.

GLOBAL SOURCING NETWORK

Revenue and earnings growth in recent years have been driven by strong product performance made possible through our global sourcing network. We have significant experience in sourcing products from the Far East, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience in sourcing logistics particular to the Far East. We have recruited people with these skills from Disney, Mast Industries, The Limited, The Gap, Nike, and other major apparel companies. We also have established relationships with both leading and certain specialized sourcing agents in the Far East. In connection with our global sourcing initiatives, we have closed our domestic manufacturing operations, including textile, printing, cutting, embroidery, and sewing facilities. We also closed all five of our Carter’s brand offshore sewing facilities. Since acquiring OshKosh on July 14, 2005, we have closed one OshKosh brand sewing facility located in Choloma, Honduras and have recently announced our plans to close the remaining OshKosh brand sewing facility located in Uman, Mexico by April 2006.

Since launching our global sourcing initiative, we have experienced significant increases in product quality, lower product costs, and improvement in product margins, which has enabled us to price our products more competitively, accelerate revenue growth, and successfully enter the mass channel. We expect to realize further benefits as we expand and leverage our global sourcing network, continue our focus on core product offerings, and integrate our OshKosh brand.

Our sourcing network consists of approximately 100 vendors located in approximately 15 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

DEMOGRAPHIC TRENDS

In the United States, there were approximately four million births reported in 2004, and demographers project an increase in births over the next 20 years. Favorable demographic trends support continued strength in the market for baby and young children’s products. Highlights of these trends include:

•        parents are having children later in life and are earning higher incomes when their children are born;

•        40% of all births are first children, which we believe leads to higher initial spending; and

•        grandparents are a large and growing market and are spending more money on their grandchildren than previous generations spent.

COMPETITION

The baby and young children’s apparel market is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers compete in the baby and young children’s apparel market. Our primary competitors in the wholesale and mass channels include Disney, Gerber, and private label product offerings. Our primary competitors in the retail store channel include Old Navy, The Gap, The Children’s Place, Gymboree, and Disney. Most retailers, including our customers, have significant private label product offerings that compete with us. Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our Carter’s and OshKosh brand names combined with our breadth of product offerings and operational expertise position us well against these competitors.

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

TRADEMARKS, COPYRIGHTS, AND LICENSES

We own many trademarks and tradenames, including Carter’s®, Carter’s® Classics, Celebrating Childhood™, Celebrating Imagination®, Child of Mine®, Just One Year®, OshKosh B’Gosh®, OshKosh Est. 1895®, and Genuine Kids from OshKosh®, as well as copyrights, many of which are registered in the United States and in more than 110 foreign countries.

We license various Company trademarks, including Carter’s, Carter’s Classics, Just One Year, Child of Mine, OshKosh B’Gosh, OshKosh Est. 1895, and Genuine Kids from OshKosh to third-parties to produce and distribute children’s apparel and related products such as diaper bags, room décor, hosiery, outerwear, underwear, bedding, plush toys, and shoes.

AVAILABLE INFORMATION

Our Internet address is www.carters.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. There we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, director and officer reports on Forms 3, 4, and 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website, the Carter’s Code of Business Ethics and Professional Conduct, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors.

EMPLOYEES

As of December 31, 2005, we had 7,795 employees, 2,981 of whom were employed on a full-time basis in our domestic operations, 3,712 of whom were employed on a part-time basis in our domestic operations, and 1,102 of whom were employed on a full-time basis in our offshore operations. We have had no labor-related work stoppages and believe that our labor relations are good. Production employees in our White House, Tennessee distribution center are unionized. None of our other employees is unionized.

ITEM 1A.        RISK FACTORS

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

In fiscal 2005, we derived approximately 43.0% of our consolidated net sales from our top eight customers, including mass channel customers. Kohl’s and Wal-Mart each accounted for approximately 10% of our consolidated net sales. We expect that these customers will continue to represent a significant portion of our sales in the future. However, we do not enter into long-term sales contracts with our key customers, relying instead on long-standing relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of our key customers may significantly decrease its or their business with us or terminate its or their relationships with us. Any such decrease or termination or a decrease in our key customers’ business could result in a material decrease in our revenue and operating income.

The acceptance of our product in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a unique and compelling value proposition for our consumers in the Company’s distribution channels. There can be no assurance that the demand for our products will not decline, or that we will be able to successfully evaluate and adapt our product to be aware of consumers’ tastes and preferences and fashion trends. If consumers’ tastes and preferences are not aligned with our product offerings, promotional pricing may be required to move seasonal merchandise. Increased use of promotional pricing would have a material adverse affect on our sales, gross margin, and results of operations.

The value of our brand, and our sales, could be diminished if we are associated with negative publicity.

While our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, licensees, or their labor practices. A violation of our vendor policies, licensee agreements, labor laws, or other laws by these vendors, independent manufacturers, or licensees could interrupt or otherwise disrupt our sourcing or damage our brand image. As a result, negative publicity regarding our company, brands, or products, including licensed products, could adversely affect our reputation and sales.

The Company’s royalty income is greatly impacted by the Company’s brand reputation.

The Company’s brand image as a consumer product with outstanding quality and name recognition makes it valuable as a royalty source. The Company is able to license complementary products and obtain royalty income from use of its Carter’s, Child of Mine, Just One Year, OshKosh, OshKosh B’Gosh, Genuine Kids from OshKosh, and related trademarks. The Company is able to obtain substantial amounts of foreign royalty income as our OshKosh B’Gosh label carries an international reputation for quality and American style. While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

There are deflationary pressures on the selling price of apparel products.

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease. To the extent these deflationary pressures are offset by reductions in manufacturing costs, there is a modest affect on the gross margin percentage. However, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating income.

Our business is sensitive to overall levels of consumer spending, particularly in the apparel segment.

The Company believes that spending on children’s apparel is somewhat discretionary. While certain apparel purchases are less discretionary due to size changes as children grow, the amount of clothing consumers desire to purchase, specifically name brand apparel products, is impacted by the overall level of consumer spending. Overall economic conditions that affect discretionary consumer spending include employment levels, business conditions, tax rates, interest rates, and overall levels of consumer indebtedness. Reductions in the level of discretionary spending or shifts in consumer spending to other products may have a material adverse affect on the Company’s sales and results of operations.

We source substantially all of our products through foreign production arrangements. Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, international events, or new foreign regulations and such disruptions may increase our cost of goods sold and decrease gross profit.

We source substantially all of our products through a network of various vendors in the Far East, coordinated by our Far East agents. The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•       political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•       the imposition of new regulations relating to imports, duties, taxes, and other charges on imports;

•       the occurrence of an epidemic, the spread of which may impact our ability to obtain products on a timely basis;

•       changes in U.S. Customs procedures concerning the importation of apparel products;

•       unforeseen delays in customs clearance of any goods;

•       disruption in the global transportation network such as a port strike, world trade restrictions or war.

These and other events beyond our control could interrupt our supply chain and delay receipt of our products into the United States.

We operate in a highly-competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenues and gross profit.

The baby and young children’s apparel market is highly competitive. Both branded and private label manufacturers compete in the baby and young children’s apparel market. Our primary competitors in our wholesale and mass channel businesses include Disney, Gerber, and private label product offerings. Our primary competitors in the retail store channel include Old Navy, The Gap, The Children’s Place, Gymboree, and Disney. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to:

•       adapt to changes in customer requirements more quickly;

•       take advantage of acquisition and other opportunities more readily;

•       devote greater resources to the marketing and sale of their products; and

•       adopt more aggressive pricing policies than we can.

The Company’s retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.

The Company’s retail stores are located in leased retail locations across the country. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with anticipated consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. Further, if existing outlet centers do not maintain a sufficient customer base that provides a reasonable sales volume, there could be a material adverse impact on the Company’s sales, gross margin, and results of operations.

Our substantial leverage could adversely affect our financial condition.

On December 31, 2005, we had total debt of approximately $430.0 million.

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

We may fail to realize the cost savings and other benefits that we expect from synergies and other cost reduction initiatives.

Since the due diligence phase of the Acquisition we have been developing specific plans and timelines for integrating the OshKosh business. We may encounter difficulties during the integration process. If we do not achieve our integration plans and the benefits and synergies we had anticipated, this could have an adverse effect on our operating results.

The Company’s success is dependent upon retaining key individuals within the organization to execute the Company’s strategic plan.

The Company’s ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, operations, and support function staffing is key to the Company’s success. If the Company were unable to attract and retain qualified individuals in these areas, an adverse impact on the Company’s growth and results of operations may result.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Location	Approximate floor space in square feet	Principal use
Stockbridge, Georgia (1)	505,000	Distribution/warehousing
Hogansville, Georgia	258,000	Distribution/warehousing
Barnesville, Georgia	149,000	Distribution/warehousing
White House, Tennessee	284,000	Distribution/warehousing
Griffin, Georgia	219,000	Finance/information technology/benefits administration/rework
Griffin, Georgia	12,500	Carter’s customer service
Griffin, Georgia (2)	11,000	Information technology
Atlanta, Georgia (3)	102,000	Executive office, Carter’s design and merchandising
Oshkosh, Wisconsin	99,000	OshKosh’s operating offices
Shelton, Connecticut (4)	33,000	Finance and retail store administration
Choloma, Honduras (5)	47,000	Manufacturing—closed December 2005
Montemorelos, Mexico (6)	55,000	Manufacturing—closed August 2005
Linares, Mexico (7)	55,000	Manufacturing—closed August 2005
Uman, Mexico (8)	134,000	Manufacturing—to be closed April 2006
New York, New York (9)	12,000	Carter’s sales offices
New York, New York (10)	19,000	OshKosh’s sales offices/showroom
New York, New York (11)	14,000	OshKosh’s design center

All properties are owned by the Company with the exception of:

(1) lease expiration—April 2010 (13-year renewal option); (2) lease expiration—December 2006; (3) lease expiration—June 2015 (5-year renewal option); (4) lease expiration—December 2006 (5-year renewal option); (5) lease expiration—March 2006, (6) lease terminated January 2006; (7) lease expiration—July 2007; (8) lease expiration—January 2006 (to be renewed month to month until closure); (9) lease expiration—January 2015; (10) lease expiration—April 2007; (11) lease expiration—August 2008.

We currently operate 335 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options.

Aggregate lease commitments as of December 31, 2005 for the above leased properties are as follows:  fiscal 2006—$35.9 million; fiscal 2007—$29.3 million; fiscal 2008—$24.3 million; fiscal 2009—$19.5 million; fiscal 2010—$14.8 million, and $40.7 million for the balance of these commitments beyond fiscal 2010.

ITEM 3.                LEGAL PROCEEDINGS

Not applicable

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of December 31, 2005 are as follows:

Name	Age	Position
Frederick J. Rowan, II	66	Chairman of the Board of Directors and Chief Executive Officer
Joseph Pacifico	56	President
Charles E. Whetzel, Jr.	55	Executive Vice President and Chief Sourcing Officer
David A. Brown	48	Executive Vice President and Chief Operations Officer
Michael D. Casey	45	Executive Vice President and Chief Financial Officer

Frederick J. Rowan, II joined us in 1992 as President and Chief Executive Officer and became Chairman of our Board of Directors in October 1996. Prior to joining us, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both The HD Lee Company, Inc. and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for over 40 years, has been in senior executive positions for nearly 29 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen, Inc., a manufacturer of women’s apparel, where he subsequently became President and Chief Operating Officer. On June 1, 2004, the Company named Joseph Pacifico, formerly Carter’s President of Marketing, as President of Carter’s, Inc. Mr. Rowan continues to serve as our Chairman of the Board of Directors and Chief Executive Officer.

Joseph Pacifico joined us in 1992 as Executive Vice President—Sales and Marketing and was named President—Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for The HD Lee Company, Inc. and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992. On June 1, 2004, Mr. Pacifico was named President of Carter’s, Inc.

Charles E. Whetzel, Jr. joined us in 1992 as Executive Vice President—Operations and was named Executive Vice President—Manufacturing in 1997. In 2000, Mr. Whetzel’s title became Executive Vice President—Global Sourcing and in 2005 he was named Executive Vice President and Chief Sourcing Officer, consistent with our focus on our global sourcing capabilities. Mr. Whetzel began his career at Aileen, Inc. in 1971 in the quality function and was later promoted to Vice President of Apparel. Following Aileen, Inc., Mr. Whetzel held positions of increased responsibility with Health-Tex, Inc., Mast Industries, Inc., and Wellmade Industries, Inc. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for The HD Lee Company, Inc.

David A. Brown joined us in 1992 as Senior Vice President—Business Planning and Administration. In 1997, Mr. Brown was named Executive Vice President—Operations and in 2005 was named Executive Vice President and Chief Operations Officer. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President—Human Resources for both The HD Lee Company, Inc. and Bassett-Walker, Inc. Mr. Brown also held personnel related positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Carter’s, Inc.’s common stock trades on the New York Stock Exchange under the symbol CRI. The last reported sale price per share of Carter’s, Inc.’s common stock on March 8, 2006 was $65.55. On that date there were approximately 7,090 holders of record of Carter’s, Inc.’s common stock.

The following table sets forth for the period indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

	High	Low
2005
First quarter	$41.20	$32.46
Second quarter	$60.50	$37.30
Third quarter	$65.65	$52.84
Fourth quarter	$65.00	$51.38

	High	Low
2004
First quarter	$31.35	$24.90
Second quarter	$31.72	$27.75
Third quarter	$29.64	$24.67
Fourth quarter	$35.59	$27.89

No purchases of Carter’s, Inc.’s common stock were made by or on behalf of the Company or any affiliated purchaser during the fourth quarter of fiscal 2005.

DIVIDENDS

Provisions in our Senior Credit Facility currently restrict the ability of our operating subsidiary, TWCC, from paying cash dividends to our parent company, Carter’s, Inc., in excess of $15.0 million, which thereby materially restricts Carter’s, Inc. from paying cash dividends on our Carter’s, Inc. common stock. We do not anticipate paying cash dividends on Carter’s, Inc.’s common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities. Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and such other factors as our Board of Directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	3,576,199	$12.99	1,244,628
Equity compensation plans not approved by security holders	—	—	—
Total	3,576,199	$12.99	1,244,628

(1)          Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc.’s Amended and Restated 2003 Equity Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended December 31, 2005 (fiscal 2005). On August 15, 2001, investment funds affiliated with Berkshire Partners LLC purchased control of Carter’s, Inc. from Investcorp S.A. (the “2001 Acquisition”), which had been our controlling stockholder since acquiring us in 1996. Financing for the 2001 Acquisition and related transactions totaled $468.2 million and was provided by: the Company’s senior credit facility (“former senior credit facility”) including $24.0 million in revolving loan facility borrowings and $125.0 million in term loan borrowings; $173.7 million from the sale by TWCC of 10.875% Senior Subordinated Notes; and $145.5 million of capital invested by investment funds affiliated with Berkshire Partners LLC and other investors, which included rollover equity by our management of $18.3 million.

The proceeds from the 2001 Acquisition and refinancing were used to purchase our existing equity ($252.5 million), pay for selling stockholders’ transactions expenses ($19.1 million), pay for buyers’ transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million), and to retire all outstanding balances on previously outstanding long-term debt, including accrued interest thereon ($174.8 million). In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes.

As a result of certain adjustments made in connection with the 2001 Acquisition, the results of operations for fiscal 2005, 2004, 2003, and 2002 and the period from August 15, 2001 through December 29, 2001 (the “Successor” periods) are not comparable to prior periods (the “Predecessor” periods).

As a result of the 2001 Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. The seven and one-half month period prior to the 2001 Acquisition includes certain acquisition-related charges, principally sellers’ expenses, such as management bonuses and professional fees, debt extinguishment charges for debt redemption premiums, and the write-off of deferred debt issuance costs on debt retired as a result of the 2001 Acquisition and refinancing. The Predecessor periods include amortization expense on our tradename and goodwill. The Successor periods reflect increased interest expense, the amortization of licensing agreements, and cessation of amortization on our tradename and goodwill due to the adoption of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

On October 29, 2003, we completed an initial public offering of Carter’s, Inc.’s common stock including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding 10.875% Senior Subordinated Notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement and used approximately $11.3 million to prepay amounts outstanding under the term loan as required by the senior credit facility. The remaining proceeds were used for working capital and other general corporate purposes.

On July 14, 2005, Carter’s, Inc., through TWCC, acquired all of the outstanding common stock of OshKosh for a purchase price of $312.1 million, which includes payment for vested stock options (the “Acquisition”). As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its former senior credit facility and its $113.8 million 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”).

Financing for the Transaction was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”).

The proceeds of the financing were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Company’s 10.875% Senior Subordinated Notes ($113.8 million), pay a redemption premium on the Company’s 10.875% Senior Subordinated Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million). Other Transaction expenses paid prior and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

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

On March 1, 2006, we announced our intention to split the Company’s common stock on a two-for-one basis through a stock dividend entitling each stockholder of record to receive one additional share of common stock for every one share owned. To accomplish the stock split, the Board of Directors has recommended that the Company’s stockholders approve an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 at the company’s May 11, 2006 annual stockholders meeting. Following stockholder approval and subject to then-current market conditions, the Company intends to announce the specific timing of the stock split and declare the stock dividend. The Board of Directors, however, may determine not to declare the stock dividend.

The selected financial data for the five fiscal years ended December 31, 2005 were derived from our Audited Consolidated Financial Statements. Our fiscal year ends on the Saturday in December or January nearest to the last day of December. Consistent with this policy, fiscal 2005 ended on December 31, 2005 and fiscal 2004 ended on January 1, 2005. Fiscal 2005 and fiscal 2004 each contained 52 weeks of financial results.

The following table should be read in conjunction with ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8 “Financial Statements and Supplementary Data.”

	Successor (a)					Predecessor
					For the period	For the period
					from	from
					August 15,	December 31,
					2001	2000
					through	through
	Fiscal Years				December 29,	August 14,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001	2001(b),(c)
OPERATING DATA:
Wholesale sales	$486,750	$385,810	$356,888	$301,993	$118,116	$144,779
Retail sales	456,581	291,362	263,206	253,751	108,091	127,088
Mass channel sales	178,027	145,949	83,732	23,803	9,573	10,860
Total net sales	1,121,358	823,121	703,826	579,547	235,780	282,727
Cost of goods sold	725,086	525,082	448,540	352,151	149,352	182,863
Gross profit	396,272	298,039	255,286	227,396	86,428	99,864
Selling, general, and administrative expenses	288,624	208,756	188,028	174,110	57,987	88,895
Acquisition-related charges (d)	—	—	—	—	—	11,289
Closure costs (e)	6,828	620	1,041	150	(268)	4,272
Deferred charge write-off (f)	—	—	—	923	—	—
Management fee termination (g)	—	—	2,602	—	—	—
Royalty income	(20,426)	(12,362)	(11,025)	(8,352)	(2,624)	(4,993)
Operating income	121,246	101,025	74,640	60,565	31,333	401
Interest income	(1,322)	(335)	(387)	(347)	(207)	(73)
Loss on extinguishment of debt (h)	20,137	—	9,455	—	—	12,525
Interest expense	24,564	18,852	26,646	28,648	11,307	11,803
Income (loss) before income taxes	77,867	82,508	38,926	32,264	20,233	(23,854)
Provision for (benefit from) income taxes	30,665	32,850	15,648	13,011	7,395	(6,857)
Net income (loss)	$47,202	$49,658	$23,278	$19,253	$12,838	$(16,997)
PER COMMON SHARE DATA (i):
Basic net income (loss)	$1.65	$1.77	$0.99	$0.86	$0.57	$(0.44)
Diluted net income (loss)	$1.55	$1.66	$0.92	$0.82	$0.56	$(0.44)
Dividends	—	—	$1.10	—	—	—
Basic weighted-average shares	28,640,252	28,125,584	23,611,372	22,453,088	22,332,136	38,752,744
Diluted weighted-average shares	30,376,692	29,927,957	25,187,492	23,544,900	23,086,845	38,752,744
BALANCE SHEET DATA (end of period):
Working capital (j)	$242,442	$185,968	$150,632	$131,085	$111,148
Total assets	1,116,727	672,965	646,102	643,349	604,162
Total debt, including current maturities	430,032	184,502	212,713	297,622	298,742
Stockholders’ equity	386,644	327,933	272,536	179,359	158,338
CASH FLOW DATA:
Net cash provided by operating activities	$137,267	$42,676	$40,506	$27,304	$31,113	$168
Net cash used in investing activities	(308,403)	(18,577)	(16,472)	(15,554)	(247,459)	(9,266)
Net cash provided by (used in) financing activities	222,147	(26,895)	(23,535)	(880)	240,514	5,925
OTHER DATA:
Gross margin	35.3%	36.2%	36.3%	39.2%	36.7%	35.3%
Depreciation and amortization	$21,912	$19,536	$22,216	$18,693	$6,918	$12,245
Capital expenditures	22,588	20,481	17,347	18,009	9,556	9,480

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(a) As a result of the 2001 Acquisition, we adjusted our assets and liabilities to their estimated fair values as of August 15, 2001. In addition, we entered into new financing arrangements and changed our capital structure in connection with the 2001 Acquisition. At the time of the 2001 Acquisition, we adopted the provisions of SFAS 141 and SFAS 142, which affect the amortization of goodwill and other intangibles. Accordingly, the results as of the end of and for the Successor period from August 15, 2001 through December 29, 2001 and the Successor fiscal years 2002, 2003, 2004, and 2005 are not comparable to prior periods.

(b) On a pro forma basis, assuming SFAS 142 was in effect for all periods presented, pro forma loss before income taxes would have been $(21.8) million for the Predecessor period from December 31, 2000 through August 14, 2001. Pro forma net loss would have been $(15.5) million for the Predecessor period from December 31, 2000 through August 14, 2001.

(c) In the first quarter of fiscal 2003, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds Financial Accounting Standards Board (“FASB”) Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Accordingly, charges related to the extinguishment of debt during the Predecessor period from December 31, 2000 through August 14, 2001, as more fully described in note (h) below, have been reclassified to conform to the provisions of SFAS 145.

(d) The Acquisition-related charges for the Predecessor period from December 31, 2000 through August 14, 2001 include $4.5 million in management bonuses and $6.8 million in other seller expenses.

(e) The $4.3 million in closure costs for the Predecessor period from December 31, 2000 through August 14, 2001 relate to closure costs associated with two domestic manufacturing facilities, including a $3.2 million write-down of long-lived assets. The $1.0 million in closure costs for the Successor 2003 fiscal year relate to the closure of our two sewing facilities located in Costa Rica. The $0.6 million in closure costs for fiscal 2004 relate to closure costs associated with the closure of our Costa Rican facilities and our distribution facility in Leola, Pennsylvania. The $6.8 million in closure costs for fiscal 2005 relate to the closure of our Mexican sewing facilities.

(f) The deferred charge write-off in the Successor fiscal year 2002 reflects the write-off of $0.9 million of previously deferred costs associated with the filing of a registration statement on Form S-1 in August 2002, to register an initial public offering of Carter’s, Inc.’s common stock.

(g) The $2.6 million reflects the payment to terminate the Berkshire Partners LLC management agreement upon completion of our initial public offering of Carter’s, Inc.’s common stock on October 29, 2003.

(h) Debt extinguishment charges for the Predecessor period December 31, 2000 through August 14, 2001 reflect the write-off of debt issuance costs of approximately $4.7 million and a debt redemption premium of approximately $7.8 million. Debt extinguishment charges for the Successor 2003 fiscal year reflect the write-off of $2.4 million of debt issuance costs resulting from the redemption of $61.3 million of our 10.875% Senior Subordinated Notes and the prepayment of $11.3 million in term loan indebtedness, a debt redemption premium of approximately $6.7 million, and a $0.4 million write-off of the related note discount. Debt extinguishment charges for the Successor 2005 fiscal year reflect the payment of a $14.0 million redemption premium on the 10.875% Senior Subordinated Notes, the write-off of $4.5 million in unamortized debt issuance costs related to the former senior credit facility and 10.875% Senior Subordinated Notes, and $0.5 million related to the debt discount on the 10.875% Senior

Subordinated Notes. Additionally, we expensed approximately $1.1 million of debt issuance costs associated with our new Senior Credit Facility in accordance with Emerging Issuance Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

(i) As a result of the 2001 Acquisition, our capital structure and the number of outstanding shares were changed. Accordingly, earnings per share in Predecessor periods are not comparable to earnings per share in Successor periods.

(j) Represents total current assets less total current liabilities.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this annual report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” section. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this annual report.

OVERVIEW

Over the past 141 years, Carter’s has become one of the most highly-recognized and most trusted brand names in the children’s apparel industry. On July 14, 2005, we acquired OshKosh for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”). Established in 1895, our OshKosh brand is also highly-recognized and well known for its high-quality apparel for children sizes newborn to 16. The Acquisition has increased our market share in the wholesale and retail channels of distribution.

We sell our products under various Carter’s and OshKosh brands in the wholesale channel, which includes approximately 330 department store, national chain, and specialty store accounts. Additionally, we currently operate 193 Carter’s and 142 OshKosh brand retail stores located primarily in outlet and strip centers throughout the United States and sell our products in the mass channel under our Just One Year brand to approximately 1,400 Target stores and under our Child of Mine brand to approximately 3,200 Wal-Mart stores nationwide. We also extend our brand reach by licensing our Carter’s, Child of Mine, Just One Year, and OshKosh B’Gosh and related brand names through domestic licensing arrangements, including licensing of our Genuine Kids from OshKosh brand to Target stores nationwide. Our OshKosh B’Gosh brand name is also licensed through international licensing arrangements. During fiscal 2005, we earned approximately $20.4 million in licensing income, including $6.6 million from our OshKosh B’Gosh and Genuine Kids from OshKosh brands for the period from July 14, 2005 through December 31, 2005.

We are currently in the process of integrating the OshKosh business. Our plans are to integrate and grow our OshKosh brand by implementing our core product development and marketing disciplines, leveraging Carter’s relationships with key wholesale accounts, closing unprofitable stores, leveraging Carter’s infrastructure and supply chain, and improving the productivity of our OshKosh brand retail stores.

We have reduced the number of OshKosh sub-brands and are in the process of simplifying the number of product offerings under our OshKosh brand. This should allow us to reduce product complexity, focus our efforts on essential, core products, and streamline operations. Since the Acquisition, we have closed 15 unprofitable OshKosh lifestyle stores, 14 OshKosh brand retail stores, and plan to close an additional three OshKosh brand retail stores in fiscal 2006. We plan to implement various retail store productivity improvements that have been successful in our Carter’s brand retail stores. Such improvements include more impactful window displays and better product placement and in-store marketing programs.

We are also leveraging our existing infrastructure and supply chain expertise to reduce costs. In December 2005, we closed the OshKosh Choloma, Honduras sewing facility and recently announced our plans to close the OshKosh Uman, Mexico sewing facility during the first half of fiscal 2006. We intend to place such production primarily with our vendors in the Far East. We are also in the process of integrating retail store operations and various other support functions throughout the Company.

As part of financing the Acquisition, we refinanced our existing debt (the “Refinancing”), including our former senior credit facility and our outstanding 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”). In connection with the Refinancing, we paid a $14.0 million redemption premium on the Company’s 10.875% Senior Subordinated Notes, we wrote off $4.5 million in unamortized debt issuance costs related to the former senior credit facility and repayment of the 10.875% Senior Subordinated Notes, and expensed $0.5 million related to the debt discount on the 10.875% Senior Subordinated Notes. Additionally, we expensed approximately $1.1 million of debt issuance costs associated with our new Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

As a result of the Transaction, we have had a significant increase in interest costs with average borrowings of $169.1 million at an effective interest rate of 9.9% for the period from January 2, 2005 through July 14, 2005 and average borrowings of $472.7 million at an effective interest rate of 5.9% subsequent to the Transaction. Additionally, we have acquired certain indefinite-lived intangible assets in connection with the Acquisition of OshKosh including licensing agreements and leasehold interests which will result in annual amortization expense of $4.7 million in fiscal 2006, $4.5 million in fiscal 2007, $4.1 million in fiscal 2008, $3.7 million in fiscal 2009, and $1.8 million in fiscal 2010.

Effective January 1, 2006, we will adopt the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is estimated to result in a reduction in fiscal 2006 net income of approximately $3.0 million, or approximately $0.10 per diluted share. The impact of adopting SFAS 123R is discussed further under “Recent Accounting Pronouncements.”

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. Consistent with this policy, fiscal 2005 ended on December 31, 2005 and as a result, contained 52 weeks of financial results. Fiscal 2004 ended on January 1, 2005 and also contained 52 weeks of financial results. Fiscal 2003 ended on January 3, 2004 and contained 53 weeks of financial results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2005	2004	2003
Wholesale sales:
Carter’s	38.1%	46.9%	50.7%
OshKosh	5.3	—	—
Total wholesale sales	43.4	46.9	50.7
Retail store sales:
Carter’s	28.2	35.4	37.4
OshKosh	12.5	—	—
Total retail store sales	40.7	35.4	37.4
Mass channel sales	15.9	17.7	11.9
Consolidated net sales	100.0	100.0	100.0
Cost of goods sold	64.7	63.8	63.7
Gross profit	35.3	36.2	36.3
Selling, general, and administrative expenses	25.7	25.3	26.7
Closure costs	0.6	0.1	0.5
Royalty income	(1.8)	(1.5)	(1.5)
Operating income	10.8	12.3	10.6
Loss on extinguishment of debt	1.8	—	1.4
Interest expense, net	2.1	2.3	3.7
Income before income taxes	6.9	10.0	5.5
Provision for income taxes	2.7	4.0	2.2
Net income	4.2%	6.0%	3.3%
Number of retail stores at end of period:
Carter’s	193	180	169
OshKosh	142	—	—
Total	335	180	169

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED WITH FISCAL YEAR ENDED JANUARY 1, 2005

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2005 were $1.1 billion, an increase of $298.2 million, or 36.2% compared to $823.1 million in fiscal 2004. This increase reflects growth in all channels of distribution and includes $199.8 million in net sales from OshKosh during the period from July 14, 2005 through December 31, 2005.

	For the fiscal year ended
(dollars in thousands)	December 31, 2005	% of Total	January 1, 2005	% of Total
Net sales:
Wholesale-Carter’s	$427,043	38.1%	$385,810	46.9%
Wholesale-OshKosh	59,707	5.3%	—	—
Retail-Carter’s	316,477	28.2%	291,362	35.4%
Retail-OshKosh	140,104	12.5%	—	—
Mass Channel-Carter’s	178,027	15.9%	145,949	17.7%
Total net sales	$1,121,358	100.0%	$823,121	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $41.2 million in fiscal 2005, or 10.7%, to $427.0 million. Excluding off-price sales, Carter’s brand wholesale sales increased $28.7 million in fiscal 2005, or 7.8%, to $394.5 million. The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 3% increase in units shipped and a 5% increase in average revenue per unit as compared to fiscal 2004.

Growth in units shipped was driven primarily by our playclothes product category, which accounted for approximately 30% of total Carter’s brand wholesale units shipped in fiscal 2005. We continue to focus on strengthening our playclothes products by developing high-volume, essential core products in addition to leveraging the brand strength of our baby and sleepwear products.

The increase in average revenue per unit as compared to fiscal 2004 was driven primarily by growth in our playclothes product category. In addition, favorable product mix in our sleepwear category, which accounted for 20% of our Carter’s brand wholesale units shipped in fiscal 2005, also contributed to the increase in average revenue per unit. Our playclothes and sleepwear product categories both carry higher average prices per unit than our baby product category.

Off-price sales increased $12.6 million in fiscal 2005, or 63.0%, to $32.5 million. Off-price units shipped were up 93% as compared to fiscal 2004 and average revenue per unit was down 16%. The increase in off-price units shipped reflects the disposal of a larger percentage of our excess inventory through the off-price channel rather than selling such excess in our retail stores. This strategy has enabled us to maintain a cleaner mix of higher-margin inventory in our Carter’s brand retail outlet stores.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales were $59.7 million for the period from July 14, 2005 through December 31, 2005, including $10.2 million in off-price sales. As the Acquisition was completed on July 14, 2005, all sales from OshKosh brand products are incremental to our results. Since the Acquisition, we have reduced the number of OshKosh wholesale brands from three brands to one brand (OskKosh B’Gosh), significantly reduced the number of styles in order to improve productivity, exited unprofitable and marginally-profitable customer relationships, and have begun leveraging our relationships with our key customers to build plans for growth.

MASS CHANNEL SALES

Mass channel sales increased $32.1 million in fiscal 2005, or 22.0%, to $178.0 million. The increase was driven by increased sales of $23.4 million, or 26.6%, of our Child of Mine brand to Wal-Mart and increased sales of $8.6 million, or 14.9%, of our Just One Year brand to Target. The increase in sales resulted primarily from selling products at more Wal-Mart and Target stores, additional floor space at both Wal-Mart and Target, and $8.5 million from new product introductions.

CARTER’S BRAND RETAIL STORES

Carter’s brand retail store sales increased $25.1 million in fiscal 2005, or 8.6%, to $316.5 million. Such growth was driven by incremental sales of $12.2 million generated by new store openings and a comparable store sales increase of $13.8 million, or 4.8%, based on 174 locations. This growth was partially offset by the impact of four store closures of $0.9 million.

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores. If a store relocates within the same center with no business interruption or material change in square footage, the sales for such store will continue to be included in the comparable store calculation. If a store relocates to another center or there is a material change in square footage, such store is treated as a new store. Stores, which are closed, are included in the comparable store sales calculation up to the date of closing.

The increase in comparable store sales was led by a comparable store sales increase of 10.7% in our “brand” stores. Our “brand” stores are generally located in high-traffic strip centers located in or near major cities. As of December 31, 2005, we had 41 “brand” stores as compared to 27 stores as of January 1, 2005. Our “drive to” outlet stores, of which there were 71 as of December 31, 2005, had a comparable store sales increase of 2.8% and were impacted by rising fuel prices as these locations are generally located within 20 to 30 minutes outside of densely populated areas. Across the chain, comparable store sales have been driven by converting all stores to our new format beginning May of 2004, including moving baby products to the front of the store, more impactful window displays, and more effective in-store merchandising and marketing. All stores were converted to the new store format as of April 2005.

There were a total of 193 Carter’s brand retail stores as of December 31, 2005. During fiscal 2005, we opened 17 stores and closed 4 stores. We plan to open 31 and close 10 stores during fiscal 2006.

OSHKOSH BRAND RETAIL STORES

OshKosh brand retail stores contributed $140.1 million in net sales from the period from July 14, 2005 through December 31, 2005. During the period from July 14, 2005 through December 31, 2005, we closed 29 OshKosh brand retail stores, including 15 OshKosh brand lifestyle stores. Liabilities for these store closures have been provided for in purchase accounting as described in Note 15 to the accompanying consolidated financial statements.

There were a total of 142 OshKosh brand retail stores as of December 31, 2005. We plan to open 14 and close 3 OshKosh brand retail stores during fiscal 2006.

GROSS PROFIT

Our gross profit increased $98.2 million, or 33.0%, to $396.3 million in fiscal 2005. Gross profit as a percentage of net sales was 35.3% in fiscal 2005 as compared to 36.2% in fiscal 2004.

The decrease in gross margin as a percentage of net sales reflects:

(i)             an amortization charge of $13.9 million related to a fair value step-up of inventory acquired from OshKosh and sold during the period;

(ii)         growth in our lower margin mass channel business;

(iii)     the impact of lower margin OshKosh brand wholesale sales relative to Carter’s brand wholesale sales; and

(iv)       $1.6 million of accelerated depreciation recorded in connection with our decision to close two sewing facilities in Mexico.

Partially offsetting these decreases were:

(i)             a reduction in product costs resulting from leveraging our full package sourcing network and completing the transition of Carter’s brand products to full package sourcing;

(ii)         significant growth in our higher margin retail business, resulting from the Acquisition of the OshKosh brand retail stores (consolidated retail sales increased from 35% of total sales to 41% of total sales); and

(iii)     a decrease of $2.5 million in charges related to excess inventory.

The Company includes distribution costs in its selling, general, and administrative expenses. Accordingly, the Company’s gross margin may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2005 increased $79.9 million, or 38.3%, to $288.6 million. As a percentage of net sales, selling, general, and administrative expenses in fiscal 2005 increased to 25.7% as compared to 25.3% in fiscal 2004.

The increase in selling, general, and administrative expenses as a percentage of net sales was led primarily by:

(i)             the impact of a higher retail store cost structure at OshKosh as retail store selling, general, and administrative expenses, which comprise approximately 39% of consolidated selling, general, and administrative expenses, grew from 23.6% of retail sales in fiscal 2004 to 24.8% of retail sales in fiscal 2005; and

(ii)         amortization of OshKosh intangible assets including a charge of $2.2 million related to the OshKosh licensing agreements and leasehold interests capitalized in connection with the Acquisition.

Partially offsetting these increases were:

(i)             a decline in distribution costs as a percentage of sales from 4.9% in fiscal 2004 to 4.2% in fiscal 2005, driven primarily by efficiencies gained with our distribution center in Stockbridge, Georgia;

(ii)         effectively managing growth in spending to a rate lower than the growth in net sales, most notably in the mass channel; and

(iii)     cessation of amortization of our Carter’s licensing agreements, which were fully amortized on August 15, 2004. Amortization expense in fiscal 2004 related to these agreements was approximately $3.1 million.

CLOSURE COSTS

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico. We have developed alternative capabilities to source comparable products in the Far East at lower costs. As a result of these closures, we have recorded total costs of $8.4 million, including $4.6 million of severance charges, $1.3 million of lease termination costs, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs during fiscal 2005.

We anticipate additional charges to be incurred during the first half of fiscal 2006 to include severance charges and other exit costs of approximately $0.5 million.

ROYALTY INCOME

Our royalty income increased $8.1 million, or 65.2%, to $20.4 million in fiscal 2005.

We license the use of our Carter’s, Carter’s Classics, Just One Year, and Child of Mine names. Royalty income from these brands was approximately $13.8 million in fiscal 2005, an increase of 11.8% or $1.5 million as compared to fiscal 2004. This increase was driven primarily by increased sales of our Carter’s and Just One Year brand licensees.

As a result of the Acquisition, as discussed in Note 1 to the accompanying consolidated financial statements, we license the use of our OshKosh B’Gosh, OshKosh Est. 1895, and Genuine Kids from OshKosh brand names. Royalty income from these brands was approximately $6.6 million for the period from July 14, 2005 through December 31, 2005, including $2.6 million in international royalty income.

OPERATING INCOME

Operating income increased $20.2 million, or 20.0% to $121.2 million in fiscal 2005. The increase in operating income was due to the factors described above.

LOSS ON EXTINGUISHMENT OF DEBT

As described in Note 1 to the accompanying consolidated financial statements, as a result of the Refinancing, we incurred a $14.0 million redemption premium in connection with the repurchase of our 10.875% Senior Subordinated Notes, wrote off $4.5 million in debt issuance costs associated with our former senior credit facility and 10.875% Senior Subordinated Notes, expensed $0.5 million related to the debt discount on the 10.875% Senior Subordinated Notes, and wrote off $1.1 million in new debt issuance costs associated with our new Senior Credit Facility in accordance with Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

INTEREST EXPENSE, NET

Interest expense in fiscal 2005 increased $4.7 million, or 25.5%, to $23.2 million. This increase is attributable to the impact of additional borrowings associated with the Transaction as described in Note 1 to the accompanying consolidated financial statements. Weighted-average borrowings in fiscal 2005 prior to the Transaction were $169.1 million at an effective interest rate of 9.9%. Subsequent to the Transaction, weighted-average borrowings were $472.7 million at an effective interest rate of 5.9%. In fiscal 2004, weighted-average borrowings were $204.6 million at an effective interest rate of 8.6%.

INCOME TAXES

Our effective tax rate was 39.4% for fiscal 2005 and 39.8% for fiscal 2004. Our effective tax rate was slightly higher in 2004 due primarily to the impact of certain non-deductible costs. See Note 8 to the accompanying consolidated financial statements for the reconciliation of the statutory rate to our effective tax rate.

NET INCOME

Our fiscal 2005 net income decreased $2.5 million to $47.2 million as compared to $49.7 million in fiscal 2004 as a result of the factors described above.

FISCAL YEAR ENDED JANUARY 1, 2005 COMPARED WITH FISCAL YEAR ENDED JANUARY 3, 2004

NET SALES

Consolidated net sales for fiscal 2004 were $823.1 million, an increase of $119.3 million, or 16.9%, compared to $703.8 million in fiscal 2003. Revenue growth in all channels has been driven by the success of our focus on high-quality essential core products. Revenue growth has also been driven by retail store growth, productivity improvements in our retail stores, and a full year of revenue from our Child of Mine brand which launched in June of 2003.

Total wholesale sales increased $28.9 million, or 8.1%, to $385.8 million in fiscal 2004 from $356.9 million in fiscal 2003. In fiscal 2004, wholesale sales, excluding off-price sales, increased $30.7 million, or 9.2%, to $365.9 million from $335.2 million in fiscal 2003. The increase in wholesale sales, excluding off-price sales, was driven by a 17% increase in units shipped offset by a 6% decrease in revenue per dozen as compared to fiscal 2003. Growth in units shipped was driven by increased sales in all product categories driven by our focus on consistently improving the value of our baby, playclothes, and sleepwear products and our focus on improving customer service levels. The decrease in revenue per dozen was driven by product mix in all product categories.

Mass channel sales increased $62.2 million in fiscal 2004, or 74.3%, to $145.9 million. This increase was driven by increased sales of $50.7 million of our Child of Mine brand to Wal-Mart and increased sales of $11.6 million, or 25%, of our Just One Year brand to Target. The growth in Child of Mine sales of $50.7 million to $88.0 million in fiscal 2004 from $37.4 million in fiscal 2003 reflects a full year of sales as we began shipping our Child of Mine brand to Wal-Mart in June of 2003. Also contributing to growth in the mass channel was new door growth and additional floor space at both Wal-Mart and Target stores.

Retail store sales increased $28.2 million, or 10.7%, to $291.4 million in fiscal 2004 from $263.2 million in fiscal 2003. The driver of the revenue increase in fiscal 2004 was incremental revenue of $16.2 million generated from new store openings offset by the impact of store closures of $0.8 million and a comparable store sales increase of $15.9 million, or 6.2%, based on 166 locations. The increase in comparable store sales was driven by our focus on improving the productivity of the stores. Such improvement was driven by converting approximately 100 stores to a new format, including moving baby products to the front of the store, more impactful window displays, and more effective in-store merchandising and marketing.

GROSS PROFIT

In fiscal 2004, gross profit increased $42.8 million, or 16.7%, to $298.0 million compared to $255.3 million in fiscal 2003. Gross profit as a percentage of net sales was 36.2% in fiscal 2004 and 36.3% in fiscal 2003. The impact on gross margin from a higher mix of mass channel sales was largely offset by product cost reduction. Results for fiscal 2003 also included approximately $1.3 million in accelerated depreciation related to the closure of our Costa Rican sewing facilities.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

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

CLOSURE COSTS

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

MANAGEMENT FEE TERMINATION

In the fourth quarter of 2003, upon completion of our initial public offering on October 29, 2003, we paid $2.6 million to terminate the Berkshire Partners LLC management agreement. Under the agreement, which was scheduled to expire in fiscal 2005, we paid an annual fee of $1.65 million.

ROYALTY INCOME

We license the use of the Carter’s, Carter’s Classics, Just One Year, and Child of Mine names and sublicensed the Tykes name to certain licensees. In fiscal 2004, royalty income increased 12.1% to $12.4 million compared to $11.0 million in fiscal 2003. This increase primarily reflects increased licensed sales of our Child of Mine brand by our licensee partners who began shipping their products during the third quarter of fiscal 2003.

OPERATING INCOME

Operating income for fiscal 2004 increased $26.4 million, or 35.3%, to $101.0 million compared to $74.6 million in fiscal 2003. Operating income, as a percentage of net sales, was 12.3% in fiscal 2004 as compared to 10.6% in fiscal 2003 as a result of the factors described above.

INTEREST EXPENSE, NET

Interest expense in fiscal 2004 decreased $7.7 million, or 29.5%, to $18.5 million from $26.3 million in fiscal 2003. This decrease is attributable to the redemption of approximately $61.3 million of our 10.875% Senior Subordinated Notes on November 28, 2003, reduced levels of term loan indebtedness, and the additional week of interest expense in fiscal 2003.

LOSS ON EXTINGUISHMENT OF DEBT

On November 28, 2003, we used the proceeds of the initial public offering to redeem $61.3 million of our 10.875% Senior Subordinated Notes. In connection with this redemption, we incurred redemption premiums of approximately $6.7 million, wrote off $2.2 million of deferred debt issuance costs, and expensed $0.4 million related to the note discount. We also prepaid $11.3 million in term loan indebtedness and subsequently wrote off $0.2 million of deferred debt issuance costs.

INCOME TAXES

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are working capital, capital expenditures, and debt service. Historically, we have financed these needs through operating cash flow and funds borrowed under our former senior credit facility. Our primary source of liquidity will be cash flow from operations and borrowings under our new Revolver, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our new Senior Credit Facility, described below.

Net accounts receivable at December 31, 2005 were $96.1 million compared to $80.4 million at January 1, 2005. This increase primarily reflects $13.3 million of OshKosh receivables and higher levels of wholesale and mass channel revenue in the latter part of fiscal 2005 as compared to the latter part of fiscal 2004.

Inventory levels at December 31, 2005 were $188.5 million compared to $120.8 million at January 1, 2005. Increased inventory levels as of December 31, 2005 include $57.6 million of OshKosh brand inventory and an increase in Carter’s brand inventory of $10.1 million due primarily to increases in forecasted demand. Excluding OshKosh, average inventory levels increased 3.7% to $133.9 million in fiscal 2005 compared to $129.1 million in fiscal 2004. Average inventory levels are expected to be higher in fiscal 2006 due to the Acquisition of OshKosh and increases in forecasted demand.

Net cash provided by operating activities during fiscal 2005 and fiscal 2004 was $137.3 million and $42.7 million. This increase in net cash flow provided by operating activities in fiscal 2005 as compared to fiscal 2004 was driven by the growth in earnings, adjusted for non-cash charges related to the Transaction, increases in accounts payable and other current liabilities, and reductions in OshKosh brand inventory since the date of Acquisition. Net cash provided by our operating activities in fiscal 2003 was approximately $40.5 million. The increase in net cash flow provided by operating activities in fiscal 2004 as compared to fiscal 2003 was driven by the growth in earnings and reductions in prepaid expenses, partially offset by increased levels of inventory to support demand and increased levels of accounts receivable resulting from growth in revenue and the timing of shipments.

As a result of the decision to close our sewing facilities in Mexico, we have recorded total charges of $8.4 million including approximately $4.6 million of severance charges, $1.3 million in lease termination charges, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs during fiscal 2005. Additional charges expected to be incurred during the first half of fiscal 2006 primarily include severance charges and other exit costs of approximately $0.5 million.

In connection with the Acquisition of OshKosh, we have developed an integration plan that includes severance and relocation costs, certain facility and store closings, and contract termination costs. The following liabilities, included in our other current liabilities in the accompanying consolidated financial statements, were established at Acquisition and will be funded by cash flows from operations and borrowings under our new Revolver:

(dollars in thousands)	Severance and relocation	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Payments	(2,304)	(71)	(468)	(934)	(3,777)
Adjustments to goodwill	673	(78)	—	(168)	427
Balance at December 31, 2005	$8,209	$1,926	$6,552	$898	$17,585

Also in connection with the Acquisition, we refinanced our former senior credit facility, which consisted of a $36.2 million Term Loan C and an available $80.0 million revolving loan facility under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our 10.875% Senior Subordinated Notes at a price that included a redemption premium of $14.0 million in addition to the principal amount of $113.8 million. As a result of the Refinancing, we wrote off $4.5 million in debt issuance costs related to the former senior credit facility and the 10.875% Senior Subordinated Notes and expensed $0.5 million related to the discount on the 10.875% Senior Subordinated Notes.

Financing for the Transaction was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million) (the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”). The proceeds from the Senior Credit Facility were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance our former senior credit facility ($36.2 million), repurchase our 10.875% Senior Subordinated Notes ($113.8 million), pay a redemption premium on our 10.875% Senior Subordinated Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million). Approximately $1.1 million of the debt issuance costs were expensed in accordance with Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  Other costs paid prior and subsequent to the closing of the transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

The term of the Revolver expires July 14, 2011 and the term of the Term Loan B expires July 14, 2012. Amounts outstanding under the Revolver initially accrue interest at a prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios. Amounts outstanding under the Term Loan B accrue interest at a prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios and credit ratings. Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans. The effective interest rate on variable rate Term Loan B borrowings as of December 31, 2005 was 5.7%. The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and fixed charge coverage ratio. The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. There is no excess cash flow payment required in fiscal 2006. Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan. On September 22, 2005, we entered into a swap agreement to receive floating rate interest and pay fixed interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt. The swap agreement matures July 30, 2010.

Principal borrowings under the Term Loan B are due and payable in quarterly installments of $1.1 million from March 31, 2006 through June 30, 2012 with the remaining balance of $401.9 million due on July 14, 2012.

In addition to scheduled amortization payments made during the third and fourth quarters of fiscal 2005, we prepaid an additional $67.6 million of Term Loan B indebtedness.

Our former senior credit facility, as amended, set forth mandatory and optional prepayment conditions that resulted in our use of cash to reduce our debt obligations. Accordingly, we made an excess cash flow principal prepayment of approximately $2.4 million on March 22, 2004. No such prepayment was required in fiscal 2005.

On June 2005, March 2005, December 2004, and March 2004, we prepaid an additional $15.0 million, $20.0 million, $20.0 million, and $5.0 million, respectively, of term loan indebtedness under our former senior credit facility.

At December 31, 2005, we had approximately $430.0 million in term loan borrowings and no borrowings under our Revolver, exclusive of approximately $20.2 million of outstanding letters of credit. At January 1, 2005, under our former senior credit facility, we had approximately $184.5 million of debt outstanding, consisting of $113.2 million of 10.875% Senior Subordinated Notes, $71.3 million in term loan borrowings under our former senior credit facility and no revolving loan facility borrowings, exclusive of approximately $6.8 million of outstanding letters of credit.

The following table summarizes as of December 31, 2005, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$3,241	$4,322	$5,402	$4,322	$4,322	$408,423	$430,032
Interest on debt:
Variable rate (a)	23,744	23,744	23,744	23,744	23,744	35,615	154,335
Operating leases (see Note 9 to the Consolidated Financial Statements)	37,719	30,572	25,065	19,648	14,841	40,716	168,561
Total financial obligations	64,704	58,638	54,211	47,714	42,907	484,754	752,928
Letters of credit	20,179	—	—	—	—	—	20,179
Purchase obligations (b)	116,138	—	—	—	—	—	116,138
Total financial obligations and commitments	$201,021	$58,638	$54,211	$47,714	$42,907	$484,754	$889,245

(a)           Reflects estimated variable rate interest on obligations outstanding on our term loan as of December 31, 2005 using an interest rate of 5.7% (rate in effect at December 31, 2005).

(b)          Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase obligations category above relates to commitments for inventory purchases. Amounts reflected on the accompanying consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations, included in other current and other long-term liabilities, as further described in Note 7 to the accompanying consolidated financial statements.

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our new Revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of amounts outstanding under our Revolver on or before July 14, 2011 and amounts outstanding under our Term Loan B on or before July 14, 2012.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. Excluding the impact of the Acquisition, over the past five fiscal years, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year. With a full year of OshKosh net sales in fiscal 2006, we expect this trend to continue. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each fiscal year. During these peak periods, we had historically borrowed under our former revolving credit facility. We had no borrowings under our former revolving credit facility or new Revolver during fiscal 2005 as compared to peak borrowings of $25.3 million in fiscal 2004.

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

Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. The following discussion addresses our critical accounting policies and estimates, which are those that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We contract with a third-party service to provide us with the fair value of cooperative (“co-op”) advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $4.8 million in fiscal 2005 as a component of selling, general, and administrative expenses on the accompanying consolidated statement of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory: We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename: As of December 31, 2005, we had approximately $606.4 million in goodwill and tradename assets. The fair value of the Carter’s tradename was estimated at the 2001 Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The fair value of our OshKosh tradename was estimated as of the date of the Acquisition to be approximately $102 million, also using a discounted cash flow analysis. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten and twelve percent for Carter’s and OshKosh, respectively. The tradenames were determined to have indefinite lives. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of goodwill is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

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

Stock-based compensation arrangements:  We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing model. For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient, if any, and the fair market value of the stock on the date of issuance or sale.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock-based compensation awards, as they vest, beginning with the first quarter of adoption of SFAS 123R and for all subsequent stock-based compensation awards granted thereafter. We will continue to use the Black-Scholes method to determine the fair value of stock options at the date of grant. SFAS 123R is effective for public companies for annual periods that begin after June 15, 2005. The impact of adoption beginning January 1, 2006, is estimated to result in a reduction in fiscal 2006 net income of approximately $3.0 million, or $0.10 per diluted share.

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

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2006 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a decrease in sales to, or the loss of one or more of our key customers, the acceptance of our products in the marketplace, deflationary pressures on our prices, disruptions in foreign supply sources, negative publicity, increased competition in the baby and young children’s apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, our ability to identify new locations and negotiate appropriate lease terms for our retail stores, our ability to attract and retain key individuals within the organization, and seasonal fluctuations in the children’s apparel business. These risks are described under the heading “Risk Factors.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan. On September 22, 2005, we entered into a swap agreement to receive floating rate interest and pay fixed interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt. The swap agreement matures July 30, 2010. The unrealized gain, net of taxes, related to the interest rate swap was $1.4 million for the fiscal year ended December 31, 2005 and is included within accumulated other comprehensive income on the accompanying consolidated balance sheet.

Our operating results are subject to risk from interest rate fluctuations on our new Senior Credit Facility, which carries variable interest rates. At December 31, 2005, our outstanding debt aggregated approximately $430.0 million, of which $261.7 million bore interest at a variable rate. An increase of 1% in the applicable rate would increase our annual interest cost by $2.6 million, exclusive of variable rate debt subject to our swap agreement described above, and could have an adverse effect on our net income and cash flow.

OTHER RISKS

There also are other risks in the operation of our business specifically related to our global sourcing network.

We source substantially all of our production from third-party manufacturers located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including the China safeguards, any significant decreases in the value of the dollar against foreign currencies, and restrictions on the transfer of funds. These and other factors could result in the interruption of production, delay receipt of the products into the United States, or affect our sales and profitability. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations. We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Historically, such cancellations and related termination charges have occurred infrequently and have not had a material impact on our business. However, as we expand the use of this global sourcing network, we may incur more of these termination charges, which could increase our cost of goods sold.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter’s, Inc.:

We have completed integrated audits of Carter’s, Inc. and its subsidiaries’ fiscal 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter’s, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 15, 2006

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$84,276	$33,265
Accounts receivable, net of reserve for doubtful accounts of $3,947 in fiscal 2005 and $2,878 in fiscal 2004	96,144	80,440
Inventories, net	188,454	120,792
Prepaid expenses and other current assets	6,262	4,499
Deferred income taxes	23,909	12,571
Total current assets	399,045	251,567
Property, plant, and equipment, net	79,458	53,187
Tradenames	322,233	220,233
Cost in excess of fair value of net assets acquired	284,172	139,282
Licensing agreements, net of accumulated amortization of $1,950	17,150	—
Deferred debt issuance costs, net	8,257	5,867
Leasehold interests, net of accumulated amortization of $214	1,619	—
Other assets	4,793	2,829
Total assets	$1,116,727	$672,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,241	$724
Accounts payable	63,735	26,453
Other current liabilities	89,627	38,422
Total current liabilities	156,603	65,599
Long-term debt	426,791	183,778
Deferred income taxes	124,439	83,579
Other long-term liabilities	22,250	12,076
Total liabilities	730,083	345,032
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 31, 2005 and January 1, 2005	—	—
Common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,909,729 shares issued and outstanding at December 31, 2005; 28,432,452 shares issued and outstanding at January 1, 2005;	289	284
Additional paid-in capital	260,414	247,610
Deferred compensation	(2,749)	(95)
Accumulated other comprehensive income	1,354	—
Retained earnings	127,336	80,134
Total stockholders’ equity	386,644	327,933
Total liabilities and stockholders’ equity	$1,116,727	$672,965

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net sales	$1,121,358	$823,121	$703,826
Cost of goods sold	725,086	525,082	448,540
Gross profit	396,272	298,039	255,286
Selling, general, and administrative expenses	288,624	208,756	188,028
Closure costs	6,828	620	1,041
Management fee termination	—	—	2,602
Royalty income	(20,426)	(12,362)	(11,025)
Operating income	121,246	101,025	74,640
Interest income	(1,322)	(335)	(387)
Loss on extinguishment of debt	20,137	—	9,455
Interest expense	24,564	18,852	26,646
Income before income taxes	77,867	82,508	38,926
Provision for income taxes	30,665	32,850	15,648
Net income	$47,202	$49,658	$23,278
Basic net income per common share	$1.65	$1.77	$0.99
Diluted net income per common share	$1.55	$1.66	$0.92
Basic weighted-average number of shares outstanding	28,640,252	28,125,584	23,611,372
Diluted weighted-average number of shares outstanding	30,376,692	29,927,957	25,187,492

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	December 31, 2005	January 1, 2005	January 3, 2004
Cash flows from operating activities:
Net income	$47,202	$49,658	$23,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,912	19,536	22,216
Loss on extinguishment of debt	20,137	—	9,455
Amortization of debt issuance costs	2,802	1,799	1,939
Amortization of inventory step-up	13,900	—	—
Accretion of debt discount	40	75	126
Non-cash stock-based compensation expense	1,824	377	323
Non-cash closure costs	113	—	184
(Gain) loss on disposal of assets	(64)	164	61
Tax benefit from exercise of stock options	6,590	3,807	—
Deferred tax provision (benefit)	380	(3,143)	299
Effect of changes in operating assets and liabilities (net of assets acquired and liabilities assumed):
Accounts receivable	275	(15,122)	(11,718)
Inventories	4,639	(16,032)	940
Prepaid expenses and other assets	543	2,132	(2,258)
Accounts payable	18,230	(3,983)	(4,233)
Other liabilities	(1,256)	3,408	(106)
Net cash provided by operating activities	137,267	42,676	40,506
Cash flows from investing activities:
Acquisition of OshKosh B’Gosh, Inc., net of cash acquired	(309,984)	—	—
Capital expenditures	(22,588)	(20,481)	(17,347)
Proceeds from sale of property, plant, and equipment	2,860	1,304	275
Sale of investments	229,180	—	—
Purchase of investments	(210,825)	—	—
Collections on loan	2,954	600	600
Net cash used in investing activities	(308,403)	(18,577)	(16,472)
Cash flows from financing activities:
Payments on new term loan	(69,968)	—	—
Proceeds from new term loan	500,000	—	—
Proceeds from former revolving loan facility	—	90,510	91,600
Payments on former revolving loan facility	—	(90,510)	(91,600)
Payments on former term loan	(71,326)	(28,286)	(24,138)
Payment of 10.875% Senior Subordinated Notes	(113,750)	—	(61,250)
Payment of debt redemption premium	(14,015)	—	(6,661)
Payment of dividend	—	—	(24,893)
Payments of capital lease obligations	—	(164)	(263)
Proceeds from issuance of common stock, net of offering costs	—	—	93,869
Payments of debt issuance costs	(10,780)	—	(799)
Proceeds from exercise of stock options	1,986	1,555	—
Proceeds from sale of common stock	—	—	600
Net cash provided by (used in) financing activities	222,147	(26,895)	(23,535)
Net increase (decrease) in cash and cash equivalents	51,011	(2,796)	499
Cash and cash equivalents at beginning of period	33,265	36,061	35,562
Cash and cash equivalents at end of period	$84,276	$33,265	$36,061

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
Balance at December 28, 2002	$225	$147,043	$—	$—	$32,091	$179,359
Sales and issuances of common stock (45,975 shares)	1	805				806
Public offering of common stock, net of offering costs (5,390,625 Shares)	54	93,815				93,869
Compensation expense on stock options		117				117
Dividends					(24,893)	(24,893)
Net income					23,278	23,278
Balance at January 3, 2004	280	241,780	—	—	30,476	272,536
Tax benefit from exercise of stock options		3,807				3,807
Exercise of stock options (444,057 shares)	4	1,551				1,555
Compensation expense on stock options		372				372
Issuance of restricted stock (3,035 shares)		100	(100)
Amortization of deferred compensation			5			5
Net income					49,658	49,658
Balance at January 1, 2005	284	247,610	(95)	—	80,134	327,933
Tax benefit from exercise of stock options		6,590				6,590
Exercise of stock options (403,000 shares)	5	1,981				1,986
Compensation expense on stock options		725				725
Compensation expense on share grant (9,177 shares)		420				420
Issuance of restricted stock (65,100 shares)		3,088	(3,088)
Amortization of deferred compensation			434			434
Comprehensive income:
Net income					47,202	47,202
Unrealized gain on interest rate swap, net of tax of $795				1,354		1,354
Total comprehensive income	—	—	—	1,354	47,202	48,556
Balance at December 31, 2005	$289	$260,414	($2,749)	$1,354	$127,336	$386,644

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

On September 30, 2003, Carter Holdings, Inc., a Massachusetts corporation, re-incorporated in Delaware and changed its name by forming and subsequently merging with and into its new wholly-owned Delaware subsidiary. The surviving company is named Carter’s, Inc. In connection with the re-incorporation, Carter’s, Inc. effected a 4-for-1 split of its common stock.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company (“TWCC”) acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (“OshKosh”) for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”). Established in 1895, OshKosh designs, sources, manufactures, and markets apparel for children sizes newborn to 16. The consolidated statement of operations for the fiscal year ended December 31, 2005 reflects the financial results of OshKosh for the period from July 14, 2005 through December 31, 2005.

Carter’s, Inc., and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, manufacture, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh B’Gosh, and related labels. Our products are sourced through contractual arrangements with manufacturers worldwide and through production at a Company-managed sewing facility in Mexico for certain OshKosh brand products (see Note 15 regarding the closure of this facility). Products are manufactured for wholesale distribution to major domestic retailers, including the mass channel, and for our 193 Carter’s brand and 142 OshKosh brand retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its senior credit facility (“former senior credit facility”) and its $113.8 million 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”).

Financing for the Transaction was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility,” see Note 5).

The proceeds of the financing were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Company’s 10.875% Senior Subordinated Notes ($113.8 million), pay a redemption premium on the Company’s 10.875% Senior Subordinated Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million). Other Transaction expenses paid prior to and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

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

The Acquisition was accounted for under the purchase method of accounting. The purchase price for the Acquisition, including related fees and expenses, was allocated to the fair value of tangible and identifiable intangible assets and liabilities acquired with the remainder allocated to goodwill.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY: (Continued)

A summary of the Acquisition purchase price allocation is as follows:

(dollars in thousands)
Cash and cash equivalents	$9,500
Investments	18,355
Accounts receivable	15,979
Inventory	86,201
Deferred tax assets	13,453
Property, plant, and equipment	26,107
Tradename	102,000
Licensing agreements	19,100
Leasehold interests	1,833
Other assets	5,075
Accounts payable	(19,052)
Severance and relocation (Note 15)	(10,513)
Other exit costs (Note 15)	(1,997)
Lease termination costs (Note 15)	(7,020)
Contract termination costs (Note 15)	(1,832)
Deferred tax liabilities	(41,800)
Accrued and other liabilities	(40,795)
Cost in excess of fair value of net assets acquired	144,890
$319,484

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

	For the fiscal year ended
(dollars in thousands, except share data)	December 31, 2005	January 1, 2005
Pro forma net sales	$1,294,684	$1,221,861
Pro forma net income	$38,881	$32,183
Pro forma basic earnings per share	$1.36	$1.14
Pro forma diluted earnings per share	$1.28	$1.08

Included in the pro forma results shown above for the fiscal years ended December 31, 2005 and January 1, 2005 are a redemption premium of $14.0 million related to the repurchase of the Company’s 10.875% Senior Subordinated Notes, a $4.5 million write-off of unamortized debt issuance costs related to the former senior credit facility and 10.875% Senior Subordinated Notes, a $0.5 million charge related to the discount on the 10.875% Senior Subordinated Notes, and a $1.1 million charge to write off new debt issuance costs incurred in connection with the Refinancing in accordance with EITF No. 96-19, “Debtor’s

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY: (Continued)

Accounting for a Modification or Exchange of Debt Instruments.”  Also included in the above pro forma results for the fiscal years ended December 31, 2005 and January 1, 2005, is a pre-tax charge of $13.9 million related to the amortization of the step-up of acquired OshKosh inventory to fair value.

On October 29, 2003, we completed an initial public offering of Carter’s, Inc.’s common stock (the “offering”) including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners. Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding 10.875% Senior Subordinated Notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners management agreement. We also used approximately $11.3 million to prepay amounts outstanding under the term loan, as required by the former senior credit facility. The remaining proceeds of approximately $11.3 million were utilized for working capital and other general corporate purposes.

On July 12, 2001, a special purpose entity formed by Berkshire Partners entered into a stock purchase agreement with Carter’s, Inc. and all of Carter’s, Inc.’s stockholders to acquire substantially all of the stock of Carter’s, Inc. except for some equity interests held by our management (the “2001 Acquisition”). The Acquisition was consummated on August 15, 2001 and was accounted for under the purchase method of accounting.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of Carter’s, Inc. and its wholly-owned subsidiaries. Total net assets (primarily property, plant, and equipment and inventory) at our international subsidiaries were approximately $0.6 million at December 31, 2005 and $4.6 million at January 1, 2005. All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR:

Our fiscal year ends on the Saturday in December or January nearest to the last day of December. The accompanying consolidated financial statements reflect our financial position as of December 31, 2005 and January 1, 2005 and results of operations for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004. The fiscal years ended December 31, 2005 (fiscal 2005) and January 1, 2005 (fiscal 2004), each contain 52 weeks. The fiscal year ended January 3, 2004 (fiscal 2003) contains 53 weeks.

CASH AND CASH EQUIVALENTS:

We consider all highly-liquid investments that have original maturities of three months or less to be cash equivalents. We had cash deposits, in excess of deposit insurance limits, in ten banks at December 31, 2005 and three banks at January 1, 2005.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

ACCOUNTS RECEIVABLE:

Approximately 81% of our gross accounts receivable at December 31, 2005 and 85% at January 1, 2005 were from our ten largest wholesale and mass channel customers. Of these customers, three have individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 19%) at December 31, 2005 and January 1, 2005. Sales to these customers represent comparable percentages to total wholesale and mass channel net sales. In fiscal 2005, two customers each accounted for 10% of our consolidated net sales.

Components of accounts receivable as of December 31, 2005 and January 1, 2005 are as follows:

(dollars in thousands)	December 31, 2005	January 1, 2005
Trade receivables, net	$87,675	$76,939
Royalties receivable	6,639	3,056
Other	1,830	445
Total	$96,144	$80,440

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out basis for wholesale and mass channel inventory and average cost for retail inventories) or market. We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets, and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows:  buildings—15 to 26 years and machinery and equipment—3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. We capitalize the cost of our fixtures designed and purchased for use at major wholesale and mass channel accounts. The cost of these fixtures is amortized over a three-year period.

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBILE ASSETS:

Cost in excess of fair value of net assets acquired (“goodwill”) represents the excess of the cost of the Acquisition and the 2001 Acquisition over the fair value of the net assets acquired. Our goodwill is not deductible for tax purposes.

In connection with the 2001 Acquisition, we adopted the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and applied the required provisions of SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”). Accordingly, our tradename and goodwill are deemed to have indefinite lives and are not being amortized. Our

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

licensing agreements, however, recognized in the allocation of the 2001 Acquisition purchase price, were amortized over the average three-year life of such agreements, as it was determined that these agreements had finite lives. Amortization expense on our licensing agreements was $3.1 million for fiscal 2004 and $5.0 million in fiscal 2003. The licensing agreements were fully amortized as of August 15, 2004.

In connection with the Acquisition of OshKosh on July 14, 2005, the Company recorded cost in excess of fair value of net assets acquired and other intangible assets in accordance with SFAS 141.

As of December 31, 2005, cost in excess of net assets acquired and other intangible assets resulting from the Acquisition of OshKosh were as follows:

(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization
Cost in excess of net assets acquired	Indefinite	$144,890	$—
OshKosh tradename	Indefinite	$102,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$1,950
Leasehold interests	4.1 years	$1,833	$214

Amortization expense for intangible assets subject to amortization was approximately $2.2 million for the period from July 14, 2005 through December 31, 2005. Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2006	$4,722
2007	4,447
2008	4,106
2009	3,717
2010	1,777
Total	$18,769

We measure our goodwill and tradename for impairment (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) on at least an annual basis or if events or changes in circumstances so dictate. Based upon our most recent assessment performed as of December 31, 2005, we found there to be no impairment of our goodwill or tradename assets.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

DEFERRED DEBT ISSUANCE COSTS:

Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $2,802,000 for the fiscal year ended December 31, 2005, $1,799,000 for the fiscal year ended January 1, 2005, and $1,939,000 for the fiscal year ended January 3, 2004.

CASH FLOW HEDGES:

On September 22, 2005, we entered into a swap agreement to receive floating rate interest and pay fixed rate interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt. The unrealized gain, net of taxes, related to the interest rate swap was $1.4 million for the period from September 22, 2005 to December 31, 2005 and is included within accumulated other comprehensive income on the accompanying consolidated balance sheet.

ACCUMULATED OTHER COMPREHENSIVE INCOME:

Accumulated other comprehensive income, shown as a component of stockholders’ equity on the accompanying consolidated balance sheet, reflects unrealized gains or losses on the Company’s interest rate swap, net of tax, which are not included in the determination of net income. These unrealized gains and losses are recorded directly into accumulated other comprehensive income and are referred to as comprehensive income items.

REVENUE RECOGNITION:

Revenues consist of sales to customers, net of returns, accommodations, deductions, and cooperative (“co-op”) advertising. We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. We provide accommodations and allowances to our key wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions. Such amounts are reflected as a reduction of net sales and are recorded based on annual trends and annual forecasts. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. Our credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $4.8 million in fiscal 2005 and $3.3 million in fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying consolidated statement of operations rather than as a reduction of revenue. Amounts determined to be in excess of fair value are recorded as a reduction of revenue.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

Shipping and handling costs include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general, and administrative expenses. These costs amounted to approximately $37,089,000 for fiscal 2005, $26,955,000 for fiscal 2004, and $22,620,000 for fiscal 2003.

With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed would be included in revenue and the related cost would be charged to cost of goods sold. For fiscal years 2005, 2004, and 2003, no such arrangements or billings to customers occurred.

ROYALTIES AND LICENSE FEES:

We license the Carter’s, Carter’s Classics, Just One Year, Child of Mine, OshKosh B’Gosh, OshKosh Est. 1895, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children’s products, including bedding, outerwear, sleepwear, shoes, socks, room décor, toys, stationery, strollers, hair accessories, and related products. These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

STOCK-BASED COMPENSATION ARRANGEMENTS:

We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion No. 25 (“APB 25”). Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of Carter’s, Inc.’s common stock, prior to our initial public offering, determined under the minimum value method as provided by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing model. See Note 6 to the consolidated financial statements for additional information. For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient, if any, and the fair market value of the stock on the date of issuance or sale.

For disclosure purposes only, we have measured compensation expense, in accordance with SFAS 123. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS 123:

	For the fiscal years ended
(dollars in thousands, except per share data)	December 31, 2005	January 1, 2005	January 3, 2004
Net income, as reported	$47,202	$49,658	$23,278
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	1,103	227	72
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(2,952)	(1,747)	(645)
Pro forma net income	$45,353	$48,138	$22,705
Net income per common share:
Basic—as reported	$1.65	$1.77	$0.99
Basic—pro forma	$1.58	$1.71	$0.96
Diluted—as reported	$1.55	$1.66	$0.92
Diluted—pro forma	$1.49	$1.61	$0.90

INCOME TAXES:

The accompanying consolidated financial statements reflect current and deferred tax provisions. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

taxable income for that year, the net change during the year in our deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid in cash approximated $21,720,000 for the fiscal year ended December 31, 2005, $16,979,000 for the fiscal year ended January 1, 2005, and $24,580,000 for the fiscal year ended January 3, 2004. Income taxes paid in cash approximated $20,245,000 for the fiscal year ended December 31, 2005, $33,970,000 for the fiscal year ended January 1, 2005, and $10,968,000 for the fiscal year ended January 3, 2004.

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

EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted-average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive common shares, which include stock options and certain non-vested restricted stock, that were outstanding during the period. All such stock options are reflected in the denominator using the treasury stock method. This method assumes that shares are issued for stock options that are “in the money,” but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of our shares for the respective periods. Certain non-vested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price. We have used our best estimate of the average fair market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

For the fiscal years ended December 31, 2005 and January 1, 2005, antidilutive and performance-based shares of 434,800 and 304,235 were excluded from the computations of diluted earnings per share. There were no antidilutive shares for the fiscal year ended January 3, 2004.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding for Carter’s, Inc.

	For the fiscal years ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income	$47,202,000	$49,658,000	$23,278,000
Carter’s, Inc.’s weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,640,252	28,125,584	23,611,372
Diluted effect of unvested restricted stock	1,070	—	—
Dilutive effect of stock options	1,735,370	1,802,373	1,576,120
Diluted number of common and common equivalent shares outstanding	30,376,692	29,927,957	25,187,492
Basic net income per common share	$1.65	$1.77	$0.99
Diluted net income per common share	$1.55	$1.66	$0.92

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock-based compensation awards, as they vest, beginning with the first quarter of adoption of SFAS 123R and for all subsequent stock-based compensation awards granted thereafter. We will continue to use the Black-Scholes method to determine the fair value of stock options at the date of grant. SFAS 123R is effective for public companies for annual periods that begin after June 15, 2005. The impact of adoption beginning January 1, 2006, is estimated to result in a reduction in fiscal 2006 net income of approximately $3.0 million, or $0.10 per diluted share.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVENTORIES:

Inventories consisted of the following:

(dollars in thousands)	December 31, 2005	January 1, 2005
Finished goods	$185,472	$116,137
Work in process	2,336	3,241
Raw materials and supplies	646	1,414
Total	$188,454	$120,792

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consisted of the following:

(dollars in thousands)	December 31, 2005	January 1, 2005
Land, buildings, and improvements	$49,401	$27,333
Machinery and equipment	65,759	53,863
Marketing fixtures	4,904	11,301
Construction in progress	8,093	2,064
	128,157	94,561
Accumulated depreciation and amortization	(48,699)	(41,374)
Total	$79,458	$53,187

Depreciation and amortization expense was approximately $19,748,000 for the fiscal year ended December 31, 2005, $16,411,000 for the fiscal year ended January 1, 2005, and $17,216,000 for the fiscal year ended January 3, 2004.

NOTE 5—LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	December 31, 2005	January 1, 2005
Senior Credit Facility Term Loan B	$430,032	$—
Former senior credit facility term loan	—	71,326
10.875% Series B Senior Subordinated Notes due 2011, net of unamortized discount of $574 in fiscal 2004	—	113,176
	430,032	184,502
Current maturities	(3,241)	(724)
Total	$426,791	$183,778

REFINANCING

In connection with the Acquisition of OshKosh on July 14, 2005, we refinanced our former senior credit facility, which consisted of a $36.2 million Term Loan C and an available $80.0 million revolving loan facility under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our 10.875% Senior Subordinated Notes due 2011 at a price that included a redemption

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM DEBT: (Continued)

premium of $14.0 million in addition to the principal amount of $113.8 million. As a result of the Refinancing, we wrote off $4.5 million in unamortized debt issuance costs related to the former senior credit facility and the 10.875% Senior Subordinated Notes and expensed $0.5 million related to the discount on the 10.875% Senior Subordinated Notes. The effective interest rate on variable rate senior credit facility borrowings outstanding as of July 14, 2005 was 5.1%, 5.0% at January 1, 2005, and 3.7% at January 3, 2004.

SENIOR CREDIT FACILITY

Financing for the Transaction was provided by a new Senior Credit Facility comprised of a $500 million Term Loan B (“Term Loan”) and a $125 million Revolver (including a sub-limit for letters of credit of $80 million) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions. In September 2005 and December 2005 we made voluntary prepayments on our Term Loan of $30.0 million and $37.6 million.

In connection with the Senior Credit Facility, the Company incurred approximately $10.8 million in debt issuance costs. Approximately $1.1 million of these debt issuance costs were expensed in accordance with Emerging Issues Task Force No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

The term of the Revolver expires July 14, 2011 and the term of the Term Loan expires July 14, 2012. Amounts outstanding under the Revolver initially accrue interest at a prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios. There were no borrowings outstanding under the Revolver at December 31, 2005. Amounts outstanding under the Term Loan accrue interest at prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios and credit ratings. Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans. The effective interest rate on variable rate Term Loan borrowings as of December 31, 2005 was 5.7%. The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and fixed charge coverage ratio. The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan. On September 22, 2005, we entered into a swap agreement to receive floating rate interest and pay fixed rate interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan borrowings as of December 31, 2005. The swap agreement matures July 30, 2010.

Principal borrowings under the Term Loan are due and payable in quarterly installments of $1.1 million from March 31, 2006 through June 30, 2012 with the remaining balance of $401.9 million due on July 14, 2012.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS’ EQUITY:

The total amount of Carter’s, Inc.’s authorized capital stock consists of 40,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2005, Carter’s, Inc. had outstanding 28,909,729 shares of common stock and no shares of preferred stock.

The issued and outstanding shares of common stock are validly issued, fully paid, and nonassessable. Holders of Carter’s, Inc.’s common stock are entitled to share equally, share for share, if dividends are declared on Carter’s, Inc.’s common stock, whether payable in cash, property, or our securities. The shares of common stock are not convertible and the holders thereof have no preemptive or subscription rights to purchase any of our securities. Upon liquidation, dissolution, or winding up of our Company, the holders of common stock are entitled to share equally, share for share, in our assets which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of any series of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There is no cumulative voting. Except as otherwise required by law or the certificate of incorporation, the holders of common stock vote together as a single class on all matters submitted to a vote of stockholders.

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

STOCK OPTION PLANS AND STOCK ISSUANCES:

At the time of the 2001 Acquisition, as further described in Note 1 to the consolidated financial statements, we terminated our existing Management Stock Incentive Plan (the “Former Plan”), which had been formed to provide incentives to our employees and directors. All outstanding stock options under the Former Plan are subsequently covered by the basic component of the 2001 Equity Incentive Plan, which was amended and restated on October 10, 2003 and renamed as our 2003 Equity Incentive Plan (the “Plan”) described below, and expire on August 15, 2011. Stock options awarded under the Former Plan and retained by management after the Acquisition (“retained stock options”) entitle recipients to purchase Carter’s, Inc.’s common stock. The exercise price of all stock options granted under the Former Plan was $1.50 per share, which was deemed to be the fair market value of the stock at the time the stock options were granted. Accordingly, no compensation expense was recognized on the stock options granted. All stock options granted under the Former Plan vested immediately upon the 2001 Acquisition.

At the time of the 2001 Acquisition, we adopted the 2001 Equity Incentive Plan in order to provide incentives to our employees and directors. Awards under the 2001 Equity Incentive Plan provided recipients with options to purchase shares of Carter’s, Inc.’s common stock. There were 4,344,196 shares, as amended and described below, of Carter’s, Inc.’s common stock made available under the 2001 Equity Incentive Plan. Two types of stock option awards were issued under the Plan—basic stock options and performance stock options. Basic stock options vest ratably over a five-year period, but immediately vest

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS’ EQUITY: (Continued)

upon a change in control, as defined. Under the plan, performance stock options vest after eight years, but may vest earlier, either all or in part, upon our achievement of certain defined performance objectives as of approximately five years after the grant date or the occurrence of one of several events, including a change of control, as defined, or termination of employment. Coincident with the completion of a secondary offering of Carter’s, Inc.’s common stock in September 2004, certain performance objectives had been met and a determination event, as defined, had occurred. Accordingly, performance stock options now vest ratably over a five-year period from the grant date and are now classified as basic options as there are no longer any performance conditions tied to these awards.

On October 10, 2003, we amended and restated the 2001 Equity Incentive Plan and renamed it the 2003 Equity Incentive Plan. Under the Plan, as amended, the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards. On May 12, 2005, our Board of Directors adopted, and the stockholders approved an amendment to the plan to increase the number of shares available to be delivered under the plan by 1,400,000 to 5,744,196, with no more than 630,000 of such additional shares able to be used for awards other than stock options and reducing the number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year from 4,000,000 to 1,000,000. As of December 31, 2005, there are 1,244,628 shares available for grant under the Plan. The amended and restated Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the amended and restated Plan is limited to those key employees and others who are selected by the compensation committee. The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events.

With the exception of certain performance stock options issued during fiscal 2005, discussed below, the number of shares and the exercise price per share are known at the time of grant, and basic stock options and retained stock options qualify for fixed plan accounting. All stock options issued under the Plan expire ten years from the date of grant. The exercise price of the basic options issued at the time of the 2001 Acquisition was $6.16 per share, which was deemed to be the fair market value of Carter’s, Inc.’s common stock at the time the stock options were granted, based upon the purchase price of common stock in the 2001 Acquisition. These were the only stock options granted during fiscal 2001.

In fiscal 2002, we issued 117,000 stock options and recognized approximately $14,500 in compensation expense related to these stock option grants based upon the difference in the estimated fair value of Carter’s, Inc.’s common stock at the time the stock options were granted and the exercise price. During fiscal 2002, we also sold shares of Carter’s, Inc.’s common stock to two of our directors and issued shares of Carter’s, Inc.’s common stock to a consultant.

In fiscal 2003, we issued 398,000 stock options, 321,200 of which were issued at an exercise price that was below the fair value at the date of grant. In connection with these issuances, we recognized approximately $116,800 in compensation expense based upon the difference in the estimated fair value of Carter’s, Inc.’s common stock at the time the stock options were granted and the exercise price. The weighted-average exercise price and weighted-average fair value for the stock options issued below fair value were $13.95 and $19.00. For the remaining stock options issued during fiscal 2003, for which the exercise price was equal to the fair value, the weighted-average exercise price and weighted-average fair

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS’ EQUITY: (Continued)

value were $9.88. During fiscal 2003, we also sold shares of Carter’s, Inc.’s common stock to two of our directors for cash proceeds of $600,000. In connection with these transactions, as well as the stock option grants to certain employees, we recorded compensation expense of $206,000 and additional paid-in capital in the amount of $600,000.

In fiscal 2004, we issued 396,200 stock options to purchase Carter’s, Inc.’s common stock to certain employees. No compensation expense was recorded during fiscal 2004 as a result of stock options granted during that period as the stock options were issued as of the date of grant with an exercise price equal to the fair market value of a share of stock. The weighted-average exercise price and weighted-average fair value were $29.47. During fiscal 2004, certain employees exercised 444,057 stock options for cash proceeds to the Company of approximately $1.6 million.

In fiscal 2004, we issued 3,035 shares of restricted stock to one of our directors on November 4, 2004 with a fair market value of $32.95 on the date of the grant. We received no proceeds from the issuance of restricted stock. In connection with this issuance, we recognized $5,000 in compensation expense in fiscal 2004 and $33,000 in compensation expense in fiscal 2005. These restricted shares vest over 3 years.

In fiscal 2005, we issued 143,200 stock options to purchase Carter’s, Inc.’s common stock to certain employees. No compensation expense was recorded during fiscal 2005 as a result of issuing these stock options as the stock options were issued as of the date of grant with an exercise price equal to the fair market value of a share of Carter’s, Inc.’s common stock. The weighted-average exercise price and weighted-average fair value of these stock options were $49.80. During fiscal 2005, certain employees exercised stock options for cash proceeds to the Company of approximately $2.0 million. None of the options issued during fiscal 2005 were exercisable at December 31, 2005.

During the second quarter of fiscal 2005, we approved the grant of 200,000 options to purchase Carter’s, Inc.’s common stock to our Chief Executive Officer at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock at the date of grant. Vesting of these stock options is contingent upon meeting specific performance targets through fiscal 2008. If such performance targets are not achieved, the stock options will not vest. Currently, management believes that these performance targets will be achieved. Accordingly, under variable stock option accounting treatment, we have recognized approximately $475,000 of compensation expense during fiscal 2005 for this stock option grant.

During the fourth quarter of fiscal 2005, we approved the grant of 100,000 options to purchase Carter’s, Inc.’s common stock to our President at an exercise price equal to the fair market value of Carter’s, Inc.’s common stock at the date of grant. Vesting of these stock options is contingent upon meeting specific performance targets through fiscal 2009. If such performance targets are not achieved, the stock options will not vest. Currently, management believes that these performance targets will be achieved. Accordingly, under variable stock option accounting treatment, we have not recognized any compensation expense during fiscal 2005 for this stock option grant as the fair market value of Carter’s, Inc.’s common stock as of December 31, 2005 did not exceed the grant date price.

In fiscal 2005, we issued 65,100 restricted shares of Carter’s, Inc.’s common stock to employees. Of the 65,100 restricted shares issued, 6,000 shares were issued when the fair market value of Carter’s, Inc.’s common stock was $45.25, 40,000 shares were issued when the fair market value was $44.01, 8,500 shares were issued when the fair market value was $62.85, 10,000 shares were issued when the fair market value was $52.46, and 600 shares were issued when the fair market value was $64.10. We received no proceeds

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS’ EQUITY: (Continued)

from the issuances of restricted stock. Forty-thousand of these restricted shares cliff-vest four years following the date of grant. The remainder of the restricted shares vest in equal annual installments over a period of four years following the date of grant. In connection with these issuances, we recognized approximately $401,000 in compensation expense during fiscal 2005.

During the second quarter of fiscal 2005, we issued 9,177 shares of Carter’s, Inc.’s common stock to our non-management directors. The fair market value of Carter’s, Inc.’s common stock at the time of issuance was $45.75. Accordingly, we recognized $420,000 in compensation expense in fiscal 2005. We received no proceeds from the issuance of these shares.

A summary of stock option activity under this Plan (in number of shares that may be purchased) is as follows (including options retained by management, which were all originally issued under the Former Plan):

	Basic stock options	Weighted- average exercise price per share	Performance stock options	Weighted- average exercise price per share	Retained stock options	Weighted- average exercise price per share
Outstanding, December 28, 2002	2,108,812	$6.19	—	$—	1,379,620	$1.50
Granted	398,000	$13.16	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(52,000)	$6.16	—	$—	—	$—
Expired	—	$—	—	$—	—	$—
Outstanding, January 3, 2004	2,454,812	$7.33	—	$—	1,379,620	$1.50
Granted	396,200	$29.47	—	$—	—	$—
Exercised	(187,471)	$6.24	—	$—	(256,585)	$1.50
Forfeited	(113,677)	$8.05	—	$—	—	$—
Expired	—	$—	—	$—	—	$—
Outstanding, January 1, 2005	2,549,864	$10.81	—	$—	1,123,035	$1.50
Granted	143,200	$49.80	300,000	$50.12	—	$—
Exercised	(134,100)	$11.80	—	$—	(268,900)	$1.50
Forfeited	(136,900)	$21.76	—	$—	—	$—
Expired	—	$—	—	$—	—	$—
Outstanding, December 31, 2005	2,422,064	$12.45	300,000	$50.12	854,135	$1.50
Exercisable, December 31, 2005	1,496,841	$7.54	—	$—	854,135	$1.50

Retained stock options relate to stock options that were outstanding prior to the 2001 Acquisition and became fully vested in connection with the 2001 Acquisition.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS’ EQUITY: (Continued)

A summary of basic stock options outstanding and exercisable at December 31, 2005 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Number	Weighted- average exercise price
$6 – $10	1,789,484	5.78 years	$6.30	1,372,241	$6.23
$13 – $14	175,680	7.71 years	$13.95	61,360	$13.95
$27 – $33	316,200	8.35 years	$29.73	63,240	$29.73
$44 – $53	120,000	9.55 years	$47.63	—	$—
$62 – $65	20,700	9.60 years	$62.92	—	$—
	2,422,064	6.47 years	$12.45	1,496,841	$7.54

A summary of performance stock options outstanding and exercisable at December 31, 2005 is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Number	Weighted- average exercise price
$44 – $63	300,000	9.53 years	$50.12	—	$—

There were 854,135 retained stock options outstanding and exercisable as of December 31, 2005 with a weighted-average exercise price of $1.50 and weighted-average contractual life of 5.63 years.

The weighted-average contractual life for the retained and basic stock options in aggregate as of December 31, 2005 is approximately 6.53 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS’ EQUITY: (Continued)

For disclosure purposes only, we have measured compensation expense, in accordance with SFAS 123, “Accounting for Stock-Based Compensation.”  The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS 123:

	For the fiscal years ended
(dollars in thousands, except per share data)	December 31, 2005	January 1, 2005	January 3, 2004
Net income, as reported	$47,202	$49,658	$23,278
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	1,103	227	72
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(2,952)	(1,747)	(645)
Pro forma net income	$45,353	$48,138	$22,705
Net income per common share:
Basic—as reported	$1.65	$1.77	$0.99
Basic—pro forma	$1.58	$1.71	$0.96
Diluted—as reported	$1.55	$1.66	$0.92
Diluted—pro forma	$1.49	$1.61	$0.90

For basic stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002. For basic stock options, using the Black-Scholes method, the fair value of each stock option at the date of the grant was estimated to range from $17.42 to $26.14 per share for stock options granted in fiscal 2005, $12.67 to $15.41 per share for stock options granted in fiscal 2004, $6.40 to $13.55 per share for stock options granted in fiscal 2003, and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

For performance stock options, using the Black-Scholes method, the fair value of each stock option at the date of grant has been estimated to range from $15.51 to $22.56 per share for stock options granted in fiscal 2005.

We have determined that the effect on pro forma net income would have been immaterial had compensation expense for our stock option grants, for periods prior to our initial public offering calculated using the minimum value method, been determined based on the fair value method as of the grant date using the Black-Scholes option pricing model.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCKHOLDERS’ EQUITY: (Continued)

The fair value of options granted subsequent to August 23, 2002 was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	For the fiscal years ended
	December 31, 2005	January 1, 2005	January 3, 2004
Volatility	38.33%	36.80%	49.58%
Risk-free interest rate	4.06%	3.66%	4.03%
Expected lives (years)	4	7	10
Dividend yield	—	—	—

NOTE 7—EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement plan. We also offer life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and our liabilities are net of these employee contributions.

The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	December 31, 2005	January 1, 2005
Benefit Obligation (APBO) at beginning of period	$11,486	$10,439
Service cost	149	89
Interest cost	605	631
Plan participants’ contributions	—	—
Actuarial loss	40	888
Benefits paid	(525)	(561)
APBO at end of period	$11,755	$11,486

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS: (Continued)

Our contribution for these post-retirement benefit obligations was $952,074 in fiscal year 2005, $857,796 in fiscal year 2004, and $824,948 in fiscal year 2003. We expect that our contribution for post-retirement benefit obligations each year from fiscal 2006 through fiscal 2015 will be approximately $700,000. We do not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized primarily in other long-term liabilities in the accompanying consolidated balance sheets, as follows:

(dollars in thousands)	December 31, 2005	January 1, 2005
Funded status (unfunded APBO)	$11,755	$11,486
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(2,202)	(2,198)
Accrued benefit cost	$9,553	$9,288

Post-retirement benefit obligations under the plan are measured on a discounted basis at an assumed discount rate. At each measurement date, the discount rate is based on Moody’s Aa Corporate bond rate. We believe Moody’s Aa Corporate bond index, which is typically comprised of bonds with longer maturities (typically 20 to 30 year maturities) is comparable to the timing of expected payments under the plan. The discount rates used in determining the APBO were as follows:

	December 31, 2005	January 1, 2005
Discount rates	5.50%	5.75%

The components of post-retirement benefit expense charged to operations are as follows:

	For the fiscal years ended
(dollars in thousands)	December 31, 2005	January 1, 2005
Service cost—benefits attributed to service during the period	$149	$89
Interest cost on accumulated post-retirement benefit obligation	605	631
Amortization of net actuarial loss	37	97
Total net periodic post-retirement benefit cost	$791	$817

The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	December 31, 2005	January 1, 2005
Discount rates	5.75%	6.00%

The effects on our plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS: (Continued)

We have an obligation under a defined benefit plan covering certain former officers and their spouses. At December 31, 2005 and January 1, 2005, the present value of the estimated remaining payments under this plan was approximately $1.3 million and is included in other current and long-term liabilities in the accompanying consolidated balance sheets.

The Company acquired three defined benefit pension plans in connection with the Acquisition of OshKosh. Such pension plans cover certain current and former employees. The fair value of plan assets for these plans as of the date of Acquisition was approximately $50.9 million and the accumulated benefit obligation was approximately $55.5 million. One of these defined benefit pension plans, with an unfunded accumulated benefit obligation of $3.8 million, was terminated and distributions were made to participants in December 2005.

These pension plan assets are invested in group annuity contracts based on the Company’s overall strategic investment direction as follows:

	Target allocation percentage	Expected long-term rate of return
Equity investments	50%	9-10%
Intermediate term debt investments	40%	5-7%
Real estate investments	10%	6-8%
Total	100%	8%

The long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The defined benefit pension plan assets were invested as follows as of the end of the year:

2005
Equity investments	56%
Intermediate term debt investments	31%
Real estate investments	13%
Total	100%

Pension liabilities are measured on a discounted basis at an assumed discount rate. The discount rate used at December 31, 2005 was based upon Moody’s Aa Corporate bond index, adjusted for the timing of expected plan distributions. The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2005
Discount rate	5%

Net periodic pension cost	2005
Discount rate	5%
Expected long-term rate of return on assets	8%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS: (Continued)

Net periodic pension benefit included in operations was comprised of:

(dollars in thousands)	For the period from July 14, 2005 through December 31, 2005
Service cost	$112
Interest cost	1,470
Expected return on plan assets	(1,852)
Recognized actuarial loss (gain)	—
Net periodic pension benefit	$(270)

A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

(dollars in thousands)	For the period from July 14, 2005 through December 31, 2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$55,523
Service cost	112
Interest cost	1,470
Amendments	—
Actuarial loss	811
Benefits paid	(5,158)
Projected benefit obligation at end of year	$52,758
Change in plan assets:
Fair value of plan assets at beginning of year	$50,920
Actual return on plan assets	2,618
Company contributions	4,084
Benefits paid	(5,158)
Fair value of plan assets at end of year	$52,464
Funded status:
Funded status of plan	$(294)
Unrecognized net actuarial loss	(922)
Unrecognized prior service cost	—
Accrued benefit cost	$(1,216)

Amounts recognized in the accompanying consolidated balance sheet:

(dollars in thousands)	December 31, 2005
Prepaid benefit cost	$1,138
Accrued benefit liability	$(2,354)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS: (Continued)

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

(dollars in thousands)	ABO>Assets December 31, 2005
Projected benefit obligations	$44,277
Accumulated benefit obligations	$44,277
Fair value of plan assets	$42,846

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

(dollars in thousands)
Fiscal Year
2006	$1,460
2007	$9,700
2008	$940
2009	$1,690
2010	$1,400
2011-2015	$12,080

The Company has not made any contributions to these defined benefit pension plans in fiscal 2005. The Company has determined that it does not have a minimum funding obligation in fiscal 2005 for these defined benefit pension plans. The retirement benefits under these plans have been frozen as of December 31, 2005. The Company intends to terminate one of the plans and distribute benefits to participants after receiving permission from the Internal Revenue Service. The Company currently anticipates that the plan has sufficient assets to make distributions to all participants.

We also sponsor a defined contribution plan within the United States. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 257 hours were served. The plan provides for the option for employee contributions up to statutory limits, of which we match up to 4% of the employee contribution, at a rate of 100% on the first 3% and 50% of the second 2%. Our expense for the defined contribution plan totaled approximately $2,029,000 for the fiscal year ended December 31, 2005, $1,761,000 for the fiscal year ended January 1, 2005, and $1,649,000 for the fiscal year ended January 3, 2004.

In connection with the Acquisition, we acquired a defined contribution plan covering certain OshKosh salaried and hourly employees, whereby participants may contribute a percentage of compensation up to statutory limits. Our expenses for this defined contribution plan totaled approximately $187,000 for the period from July 14, 2005 to December 31, 2005. Effective January 1, 2006, this plan was merged into our defined contribution plan described above.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:

The provision (benefit) for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	December 31, 2005	January 1, 2005	January 3, 2004
Current tax provision (benefit):
Federal	$26,226	$30,224	$12,858
State	4,402	5,570	2,122
Foreign	(343)	199	369
Total current provision	30,285	35,993	15,349
Deferred tax (benefit) provision:
Federal	(203)	(2,800)	266
State	583	(343)	33
Total deferred provision (benefit)	380	(3,143)	299
Total provision	$30,665	$32,850	$15,648

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2005	January 1, 2005
	Assets (Liabilities)
Current deferred taxes:
Accounts receivable allowance	$6,712	$3,777
Inventory	4,435	5,465
Accrued liabilities	13,573	3,205
Deferred employee benefits	109	(369)
Other	(920)	493
Total current deferred taxes	$23,909	$12,571
Non-current deferred taxes:
Depreciation	$(6,497)	$(6,085)
Tradename and licensing agreements	(125,510)	(81,486)
Deferred employee benefits	7,054	3,939
Other	514	53
Total non-current deferred taxes	$(124,439)	$(83,579)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES: (Continued)

The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	December 31, 2005	January 1, 2005
Statutory federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.2	4.1
U.S. tax on closure of foreign facilities	0.8	0.3
Non-deductible stock offering expenses	—	0.3
Foreign income, net of tax	(0.3)	0.1
Federal tax-exempt income	(0.5)	—
Other	0.2	—
Total	39.4%	39.8%

The portion of (loss) income before income taxes attributable to foreign income was approximately ($243,000) for the fiscal year ended December 31, 2005, $390,000 for the fiscal year ended January 1, 2005, and $750,000 for the fiscal year ended January 3, 2004.

NOTE 9—LEASE COMMITMENTS:

Rent expense under operating leases was approximately $40,864,000 for the fiscal year ended December 31, 2005, $24,416,000 for the fiscal year ended January 1, 2005, and $22,356,000 for the fiscal year ended January 3, 2004.

Minimum annual rental commitments under current noncancellable operating leases as of December 31, 2005 were as follows:

(dollars in thousands)	Buildings,		Data		Total
Fiscal Year	primarily retail stores	Transportation equipment	processing equipment	Manufacturing equipment	noncancellable leases
2006	$35,885	$84	$1,498	$252	$37,719
2007	29,257	67	1,180	68	30,572
2008	24,327	46	675	17	25,065
2009	19,527	18	97	6	19,648
2010	14,835	1	—	5	14,841
Thereafter	40,716	—	—	—	40,716
Total	$164,547	$216	$3,450	$348	$168,561

We currently operate 335 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LEASE COMMITMENTS: (Continued)

In addition, the Company leases the following facilities:

Location	Approximate floor space in square feet	Principal use	Lease expiration date		Renewal options
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2010		13 years
Atlanta, Georgia	102,000	Executive office, Carter’s design and merchandising	June 2015		5 years
Griffin, Georgia	11,000	Information technology	December 2006		—
Shelton, Connecticut	33,000	Finance and retail store administration	December 2006		5 years
Choloma, Honduras	47,000	Manufacturing-closed December 2005	March 2006		—
Uman, Mexico	134,000	Manufacturing-to be closed April 2006	January 2006	*	—
Montemorelos, Mexico	55,000	Manufacturing-closed August 2005	May 2008	**	—
Linares, Mexico	55,000	Manufacturing-closed August 2005	July 2007		—
New York, New York	12,000	Carter’s sales office	January 2015		—
New York, New York	19,000	OshKosh’s sales offices/showroom	April 2007		—
New York, New York	14,000	OshKosh’s design center	August 2008		—

*                     Leased month to month until closure

**               Lease terminated January 2006

In accordance with SFAS No. 13, “Accounting for Leases,” we review all of our leases to determine whether they qualify as operating or capital leases. As of December 31, 2005, all of our leases are classified as operating. Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term. We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

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

As of December 31, 2005, we have entered into various purchase order commitments with full-package suppliers for merchandise for resale that approximates $116.1 million. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan. On September 22, 2005, we entered into a swap agreement to receive floating rate interest and pay fixed rate interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt. The swap agreement matures July 30, 2010. The unrealized gain, net of taxes, related to the interest rate swap was $1.4 million for the period from September 22, 2005 to December 31, 2005 and is included within accumulated other comprehensive income on the accompanying consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES: (Continued)

In May 2005, the Company’s Board of Directors approved a $2.5 million performance-based bonus related to the integration of OshKosh for the Company’s Chief Executive Officer. The integration bonus can be earned based upon the achievement of predetermined financial and other goals from fiscal 2005 through the end of fiscal 2007. During fiscal 2005, we have recognized approximately $500,000 of compensation expense in connection with this integration bonus arrangement.

NOTE 11—OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

(dollars in thousands)	December 31, 2005	January 1, 2005
Accrued purchase accounting reserves (see Note 15)	$17,585	$—
Accrued income taxes	16,994	10,726
Accrued incentive compensation	14,777	9,378
Accrued workers’ compensation	10,700	3,700
Other current liabilities	29,571	14,618
Total	$89,627	$38,422

NOTE 12—VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable and inventory reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns	Excess and obsolete inventory reserves
Balance, December 28, 2002	$1,880	$150	$2,858
Additions, charged to expense	2,161	824	6,682
Charges to reserve	(1,678)	(824)	(4,508)
Balance, January 3, 2004	2,363	150	5,032
Additions, charged to expense	3,520	1,087	11,119
Charges to reserve	(3,005)	(1,087)	(6,267)
Balance, January 1, 2005	2,878	150	9,884
Additions, charged to expense	4,833	1,040	8,638
Charges to reserve	(3,764)	(1,040)	(10,222)
Balance, December 31, 2005	$3,947	$150	$8,300

NOTE 13—RELATED PARTY TRANSACTIONS:

In connection with the 2001 Acquisition, we entered into a management agreement with Berkshire Partners LLC. Under this agreement, we agreed, among other things, to pay Berkshire Partners LLC an annual management fee of $1.65 million commencing on the first anniversary of the 2001 Acquisition. This agreement was terminated for $2.6 million upon completion of the initial public offering in fiscal 2003 as further described in Note 1 to the consolidated financial statements.

In January 2000, we issued a loan to Frederick J. Rowan, II, our Chairman and Chief Executive Officer, in the amount of $4.3 million, the proceeds of which were used by Mr. Rowan to repay a previous

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS: (Continued)

loan from us in the amount of $1.5 million. In connection with the 2001 Acquisition, we amended the terms of this loan. Neither of the original loan or the amended loan was issued in connection with the purchase of Carter’s, Inc.’s common stock. As amended, the $4.3 million loan was payable in annual installments of $600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid (interest was payable at the average rate payable by us under the revolving term loan). In August 2005, Mr. Rowan repaid the entire outstanding balance of $2.4 million.

NOTE 14—SEGMENT INFORMATION:

We report segment information in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue. Certain costs, including incentive compensation for certain employees, the Berkshire Partners LLC management fee (see Note 13 to the consolidated financial statements), plant closure costs, and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION: (Continued)

The table below presents certain segment information for the periods indicated:

	For the fiscal year ended (a)
(dollars in thousands)	December 31, 2005	% of Total	January 1, 2005	% of Total	January 3, 2004	% of Total
Net sales:
Wholesale-Carter’s	$427,043	38.1%	$385,810	46.9%	$356,888	50.7%
Wholesale-OshKosh	59,707	5.3%	—	—	—	—
Retail-Carter’s	316,477	28.2%	291,362	35.4%	263,206	37.4%
Retail-OshKosh	140,104	12.5%	—	—	—	—
Mass Channel-Carter’s	178,027	15.9%	145,949	17.7%	83,732	11.9%
Total net sales	$1,121,358	100.0%	$823,121	100.0%	$703,826	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales
Wholesale-Carter’s	$81,896	19.2%	$59,574	15.4%	$51,443	14.4%
Wholesale-OshKosh (b)	666	1.1%	—	—	—	—
Retail-Carter’s	62,074	19.6%	58,058	19.9%	49,878	19.0%
Retail-OshKosh (c)	8,702	6.2%	—	—	—	—
Mass Channel-Carter’s	21,366	12.0%	15,312	10.5%	4,833	5.8%
Mass Channel-OshKosh (d)	801	—	—	—	—	—
Segment operating income	175,505	15.7%	132,944	16.2%	106,154	15.1%
Other reconciling items	(54,259)	(4.8)%	(31,919)	(3.9)%	(31,514)	(4.5)%
Total operating income	$121,246	10.8%	$101,025	12.3%	$74,640	10.6%

(a)           Includes OshKosh results from the July 14, 2005 Acquisition date through December 31, 2005.

(b)           Includes a charge of $3.3 million related to a fair value step-up for wholesale inventory acquired from OshKosh.

(c)            Includes a charge of $10.6 million related to a fair value step-up for retail store inventory acquired from OshKosh.

(d)          OshKosh mass channel consists of a licensing agreement with Target Stores, a division of Target Corporation. Operating income consists of royalty income, net of related expenses.

In fiscal 2005, one customer in our wholesale segment accounted for 10% of consolidated net sales and one customer in our mass channel segment accounted for 10% of consolidated net sales.

The table below represents inventory, net, by segment:

(dollars in thousands)	December 31, 2005	January 1, 2005
Wholesale-Carter’s	$63,401	$70,435
Wholesale-OshKosh	37,195	—
Retail-Carter’s	28,470	25,116
Retail-OshKosh	20,397	—
Mass Channel-Carter’s	38,991	25,241
Total	$188,454	$120,792

Wholesale inventories include inventory produced and warehoused for the retail segment.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION: (Continued)

The following represents property, plant, and equipment, net, by geographic area:

(dollars in thousands)	December 31, 2005	January 1, 2005
United States	$78,902	$51,055
International	556	2,132
Total	$79,458	$53,187

Our international operations consist of sewing facilities and, accordingly, no revenues are recorded at these locations.

The following represents goodwill by segment:

(dollars in thousands)	December 31, 2005	January 1, 2005
Wholesale-Carter’s	$52,843	$52,843
Wholesale-OshKosh	36,500	—
Retail-Carter’s	83,654	83,654
Retail-OshKosh	108,390	—
Mass channel-Carter’s	2,785	2,785
Total	$284,172	$139,282

NOTE 15—RESTRUCTURING AND CLOSURE COSTS:

In connection with the Acquisition of OshKosh on July 14, 2005, management has formulated a plan to restructure and integrate the operations of OshKosh. In accordance with emerging Issuance Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities have been established for OshKosh severance and relocation, lease termination costs associated with the closure of OshKosh’s 15 Lifestyle stores and 14 outlet stores, contract termination costs, and other exit costs. These liabilities also cover costs related to the closure of the OshKosh Choloma, Honduras sewing facility, the Uman, Mexico sewing facility, and Liberty, Kentucky distribution center. The Choloma, Honduras and Liberty, Kentucky facilities were closed during the fourth quarter of fiscal 2005. The Uman, Mexico facility is scheduled to be closed during the first half of fiscal 2006. We expect to pay these liabilities during fiscal 2006.

The following table summarizes restructuring activity related to the Acquisition in fiscal 2005:

(dollars in thousands)	Severance and relocation	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Payments	(2,304)	(71)	(468)	(934)	(3,777)
Adjustments to goodwill	673	(78)	—	(168)	427
Balance at December 31, 2005	$8,209	$1,926	$6,552	$898	$17,585

In May 2005, we decided to exit two Carter’s sewing facilities in Mexico. We have developed alternative capabilities to source comparable products in Asia at lower costs. For the majority of the

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—RESTRUCTURING AND CLOSURE COSTS: (Continued)

affected employees, severance benefits were communicated on June 21, 2005. Our Board of Directors approved the closure plans on June 15, 2005. The total number of employees terminated is approximately 1,124, and 36 employees are expected to be retained through April 2006. Production at these facilities ceased on August 5, 2005.

As a result of these closures, we have recorded total charges of $8.4 million including $4.6 million of severance charges, $1.3 million in lease termination charges, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs during fiscal 2005.

Additional charges expected to be incurred during the first half of fiscal 2006 will primarily include severance charges and other exit costs of approximately $0.5 million.

Restructuring provisions recorded as a result of these closures are as follows and are included in other current liabilities on the accompanying consolidated balance sheet:

	July 2, 2005 reserves	Provisions	Payments	December 31, 2005 reserves
Severance and other termination benefits	$3,113,000	$1,549,000	$(4,292,000)	$370,000
Lease termination costs	1,320,000	—	(507,000)	813,000
Other exit costs	30,000	703,000	(583,000)	150,000
Total	$4,463,000	$2,252,000	$(5,382,000)	$1,333,000

On July 3, 2004, we closed our distribution facility located in Leola, Pennsylvania in order to consolidate shipping operations with our remaining three distribution facilities located in Georgia. This closure was announced to affected employees on June 1, 2004. Total employees terminated as of December 31, 2005 were 35. As a result of this closure, we recorded approximately $175,000 in severance and other exit costs. As of December 31, 2005, all costs previously accrued for these closures have been paid.

In July of 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers. Such closures were announced on September 16, 2003 and the facilities were held and used for production through the end of November 2003. Total employees terminated as a result of these closures were 1,474. As a result of these closures, we recorded approximately $1,306,000 in accelerated depreciation during the third and fourth quarters of fiscal 2003 (included in cost of goods sold). Additionally, in fiscal 2003 we recorded closure costs of $1,041,000 comprised of $184,000 of asset impairment charges, $483,000 of severance, and $374,000 in other exit costs. We also incurred approximately $424,000 in the fourth quarter of fiscal 2003 and $285,000 in fiscal 2004 of federal income tax expense related to the dissolution of the Costa Rican subsidiaries (included in the provision for income taxes). During fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously accrued for these closures and recorded approximately $74,000 of severance and $371,000 of other exit costs related to these closures.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—RESTRUCTURING AND CLOSURE COSTS: (Continued)

Activity associated with the closure cost reserves for our Costa Rican sewing facility and our distribution facility in Leola, Pennsylvania for the fiscal year ended December 31, 2005 is as follows:

	January 3, 2004 reserves	Provisions	Payments	January 1, 2005 reserves	Provisions	Payments	December 31, 2005 reserves
Severance and other termination benefits	$274,000	$172,000	$(428,000)	$18,000	$—	$(18,000)	$—
Other exit costs	—	448,000	(448,000)	—	—	—	—
Total	$274,000	$620,000	$(876,000)	$18,000	$—	$(18,000)	$—

NOTE 16—UNAUDITED QUARTERLY FINANCIAL DATA:

Unaudited summarized financial data by quarter for the fiscal years ended December 31, 2005 and January 1, 2005 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2005
Net sales	$206,207	$192,500	$372,158	$350,493
Gross profit	75,765	66,065	128,661	125,781
Selling, general, and administrative expenses	51,996	51,243	89,303	96,082
Royalty income	3,523	2,813	7,208	6,882
Operating income	27,292	13,066	45,057	35,831
Net income	13,849	5,450	10,578	17,325
Basic EPS	0.49	0.19	0.37	0.60
Diluted EPS	0.46	0.18	0.35	0.57
2004:
Net sales	$182,720	$156,307	$251,357	$232,737
Gross profit	66,270	59,591	87,867	84,311
Selling, general, and administrative expenses	47,370	48,024	56,280	57,082
Royalty income	3,164	2,504	3,589	3,105
Operating income	21,530	14,065	35,127	30,303
Net income	10,313	5,917	18,412	15,016
Basic EPS	0.37	0.21	0.65	0.53
Diluted EPS	0.35	0.20	0.62	0.50

NOTE 17—SUBSEQUENT EVENT:

On March 1, 2006, we announced our intention to split the Company’s common stock on a two-for-one basis through a stock dividend entitling each stockholder of record to receive one additional share of common stock for every one share owned. To accomplish the stock split, the Board of Directors has recommended that the Company’s stockholders approve an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 at the Company’s May 11, 2006 annual stockholders meeting. Following stockholder approval and subject to then-current market conditions, the Company intends to announce the specific timing of the stock split and declare the stock dividend. The Board of Directors, however, may determine not to declare the stock dividend.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.        CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. have concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted evaluations of the effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that Carter’s, Inc. and its subsidiaries’ internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. to be held on May 11, 2006. Carter’s, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by the Form 10-K. Information regarding executive officers of the registrant is included in Item 4A of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

The information called for by Item 11 with respect to Carter’s, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to Carter’s, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 with respect to Carter’s, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 with respect to Carter’s, Inc. is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Carter’s, Inc.***
3.2	By-laws of Carter’s, Inc.***
4.1	Specimen Certificate of Common Stock. ****
10.1	Amended and Restated Employment Agreement between Carter’s, Inc., The William Carter Company, and Frederick J. Rowan, II, dated as of August 29, 2005. ****
10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001. *
10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001. *
10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001. *
10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001. *
10.6	Amended and Restated 2003 Equity Incentive Plan. ****
10.7

Credit Agreement dated as of July 14, 2005 among The William Carter Company, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent, Credit Suisse as syndication Agent, The Other Lenders Party Hereto and Banc of America Securities LLC and Credit Suisse as Joint Lead Arrangers and Joint Bookrunning Managers, and JP Morgan Chase Bank, N.A., U.S. Bank National Association and Wachovia Bank, National Association, as Co-Documentation Agent.******

10.8	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C.*

10.9	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter’s, Inc. and the stockholders of Carter’s, Inc., as amended. ****
10.10	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C.***
10.11	Amended and Restated Supplemental Executive Retirement Agreement dated as of November 1, 1993, by and between Frederick J. Rowan, II and The William Carter Company. **
10.12	First Amendment to Amended and Restated Supplemental Executive Retirement Agreement dated as of October 30, 1996, by and between Frederick J. Rowan, II and The William Carter Company. **
10.13

Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of August 1, 1994, by and between The William Carter Company and Wachovia Bank of Georgia, N.A. and its successor or successors or assigns in the Trust, as trustee. **

10.14	First Amendment to Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of October 30, 1996. **
10.15	Split Dollar Agreement dated as of September 21, 1992, by and between The William Carter Company and Frederick J. Rowan, II. **
10.16	Amended and Restated Annual Incentive Compensation Plan. ****
10.17

Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA). *****

21	Subsidiaries of Carter’s, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
32	Section 1350 Certification

*                                              Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

**                                       Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on August 25, 2003.

***                                Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.

****                         Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

*****                  Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.

******           Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on July 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on March 15, 2006.

CARTER’S, INC.
By:	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors
and Chief Executive Officer

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities indicated.

Name	Title
/s/ FREDERICK J. ROWAN, II	Chairman of the Board of Directors and
Frederick J. Rowan, II	Chief Executive Officer
/s/ MICHAEL D. CASEY	Executive Vice President and Chief Financial Officer
Michael D. Casey
/s/ BRADLEY M. BLOOM	Director
Bradley M. Bloom
/s/ PAUL FULTON	Director
Paul Fulton
/s/ ROSS M. JONES	Director
Ross M. Jones
/s/ DAVID PULVER	Director
David Pulver
/s/ ELIZABETH A. SMITH	Director
Elizabeth A. Smith
/s/ JOHN R. WELCH	Director
John R. Welch
/s/ THOMAS WHIDDON	Director
Thomas Whiddon