Form 10-Q
period 2006-04-01
CARTERS INC
filed 2006-05-11
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006 OR

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

Large Accelerated Filer ☒         Accelerated Filer ☐         Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 11, 2006
Common stock, par value $0.01 per share	29,060,569

CARTER’S, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$59,662	$84,276
Accounts receivable, net	108,014	96,144
Inventories, net	154,341	188,454
Prepaid expenses and other current assets	8,741	6,262
Deferred income taxes	21,818	23,909

Total current assets	352,576	399,045

Property, plant, and equipment, net	76,166	79,458
Tradenames	322,233	322,233
Cost in excess of fair value of net assets acquired	283,394	284,172
Deferred debt issuance costs, net	7,788	8,257
Licensing agreements, net	16,086	17,150
Leasehold interests, net	1,502	1,619
Other assets	6,154	4,793

Total assets	$1,065,899	$1,116,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,231	$3,241
Accounts payable	24,511	63,735
Other current liabilities	66,022	89,627

Total current liabilities	94,764	156,603

Long-term debt	415,720	426,791
Deferred income taxes	128,639	124,439
Other long-term liabilities	20,917	22,250

Total liabilities	660,040	730,083

Commitments and contingencies

Stockholders’ equity:

Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 1, 2006 and December 31, 2005	—	—

Common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,988,029 and 28,909,729 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	290	289
Additional paid-in capital	260,053	260,414
Deferred compensation	—	(2,749)
Accumulated other comprehensive income	2,395	1,354
Retained earnings	143,121	127,336

Total stockholders’ equity	405,859	386,644

Total liabilities and stockholders’ equity	$1,065,899	$1,116,727

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except for share data)
 (unaudited)

	For the three-month periods ended
	April 1, 2006	April 2, 2005
Net sales	$296,447	$206,207
Cost of goods sold	188,304	130,442

Gross profit	108,143	75,765
Selling, general, and administrative expenses	82,966	51,996
Closure costs	81	—
Royalty income	(7,179)	(3,523)

Operating income	32,275	27,292
Interest expense, net	6,884	4,402

Income before income taxes	25,391	22,890
Provision for income taxes	9,606	9,041

Net income	$15,785	$13,849

Basic net income per common share	$0.55	$0.49
Diluted net income per common share	$0.52	$0.46
Basic weighted average number of shares outstanding	28,854,517	28,466,734
Diluted weighted average number of shares outstanding	30,567,639	30,181,110

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three-month periods ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$15,785	$13,849
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,169	4,088
Amortization of debt issuance costs	468	580
Accretion of debt discount	—	19
Income tax benefit from exercised options	—	912
Non-cash stock compensation expense	1,339	81
Loss on sale of property, plant, and equipment	75	37
Deferred tax benefit	5,691	1,639
Effect of changes in operating assets and liabilities:
Accounts receivable	(11,870)	4,634
Inventories	34,113	13,950
Prepaid expenses and other assets	(2,199)	(1,179)
Accounts payable and other liabilities	(63,534)	(13,962)

Net cash (used in) provided by operating activities	(13,963)	24,648

Cash flows from investing activities:
Capital expenditures	(2,150)	(2,079)
Proceeds from sale of property, plant, and equipment	364	—
Collections on loan	—	600

Net cash used in investing activities	(1,786)	(1,479)

Cash flows from financing activities:
Payments on term loan	(10,080)	(20,130)
Income tax benefit from exercised options	795	—
Proceeds from exercise of stock options	420	244

Net cash used in financing activities	(8,865)	(19,886)

Net (decrease) increase in cash and cash equivalents	(24,614)	3,283
Cash and cash equivalents, beginning of period	84,276	33,265

Cash and cash equivalents, end of period	$59,662	$36,548

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2005	$289	$260,414	$(2,749)	$1,354	$127,336	$386,644
Tax benefit from exercise of stock options	—	795	—	—	—	795
Exercise of stock options (41,200 shares)	1	419	—	—	—	420
Stock-based compensation expense	—	1,174	—	—	—	1,174
Reversal of deferred compensation (see Note 5)	—	(2,749)	2,749	—	—	—

Comprehensive income:

Net income	—	—	—	—	15,785	15,785
Unrealized gain on interest rate swap, net of taxes of $600	—	—	—	1,041	—	1,041
Total comprehensive income	—	—	—	1,041	15,785	16,826

Balance at April 1, 2006	$290	$260,053	$—	$2,395	$143,121	$405,859

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — THE COMPANY:

Carter’s, Inc., and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh B’Gosh, and related labels. Our products are sourced through contractual arrangements with manufacturers worldwide. Products are sourced for wholesale distribution to major domestic retailers, including the mass channel, and for our 199 Carter’s brand and 142 OshKosh brand retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company (“TWCC”), acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (“OshKosh”) for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”). Established in 1895, OshKosh designs, sources, and markets apparel for children sizes newborn to 16. The unaudited condensed consolidated financial statements include the financial results of OshKosh for the three-month period ended April 1, 2006. Financial results for the three-month period ended April 2, 2005 do not include the financial results of OshKosh.

NOTE 2 — BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of April 1, 2006, the results of our operations for the three-month periods ended April 1, 2006 and April 2, 2005, cash flows for the three-month periods ended April 1, 2006 and April 2, 2005 and changes in stockholders’ equity for the three-month period ended April 1, 2006. Operating results for the three-month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. Our accompanying condensed consolidated balance sheet as of December 31, 2005 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K in the notes to our consolidated financial statements for the fiscal year ended December 31, 2005.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December. The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2006 reflect our financial position as of April 1, 2006. The first quarter of fiscal 2005 ended on April 2, 2005.

Certain prior year amounts have been reclassified for comparative purposes.

NOTE 3 — BUSINESS COMBINATION AND REFINANCING:

As noted above, on July 14, 2005, we acquired all of the outstanding common stock of OshKosh. The Acquisition was accounted for under the purchase method of accounting. The purchase price for the Acquisition, including related fees and expenses, was allocated to the fair value of tangible and identifiable intangible assets and liabilities acquired with the remainder allocated to goodwill. As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its senior credit facility (“former senior credit facility”) and its $113.8 million 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”).

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

The proceeds of the Refinancing were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Company’s 10.875% Senior Subordinated Notes ($113.8 million), pay a redemption premium on the Company’s 10.875% Senior Subordinated Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million). Other Transaction expenses paid prior and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

As a result of the Refinancing, we expensed $4.5 million in unamortized debt issuance costs related to the former senior credit facility and 10.875% Senior Subordinated Notes and expensed $0.5 million related to the debt discount on the 10.875% Senior Subordinated Notes. Additionally, we expensed approximately $1.1 million of debt issuance costs associated with the Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan. On September 22, 2005, we entered into a swap agreement to receive floating and pay fixed interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt. The swap agreement matures on July 30, 2010. The unrealized gain, net of taxes, related to the interest rate swap was $1.0 million for the three-month period ended April 1, 2006 and is included within accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet. During the three-month period ended April 1, 2006, we reclassified approximately $0.1 million related to the swap agreement into earnings.

A summary of the Acquisition purchase price allocation is as follows:

(dollars in thousands)
Cash and cash equivalents	$9,500
Investments	18,355
Accounts receivable	15,979
Inventory	86,201
Deferred tax assets	13,453
Property, plant, and equipment	26,107
Tradename	102,000
Licensing agreements	19,100
Leasehold interests	1,833
Other assets	5,075
Accounts payable	(19,052)
Severance and relocation (Note 9)	(10,394)
Other exit costs (Note 9)	(1,659)
Lease termination costs (Note 9)	(7,020)
Contract termination costs (Note 9)	(1,832)
Deferred tax liabilities	(41,800)
Accrued and other liabilities	(40,474)
Cost in excess of fair value of net assets acquired	144,112
$319,484

During the three-month period ended April 1, 2006, the following adjustments were made to the purchase price allocation:

Cost in excess of fair value of net assets acquired at December 31, 2005	$144,890
Adjust accrued and other liabilities	(321)
Adjust severance and relocation (Note 9)	(119)
Adjust other exit costs (Note 9)	(338)
Cost in excess of fair value of net assets acquired at April 1, 2006	$144,112

The following unaudited pro forma summary presents information as if OshKosh had been acquired at the beginning of fiscal 2005 with financing obtained as described above and assumes that there were no other changes in our operations. This pro forma information does not necessarily reflect the actual results that would have occurred had the Company been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The results reflect the combined actual results of Carter’s and OshKosh B’Gosh, Inc. for the three-month period ended April 2, 2005, adjusted to reflect increased interest expense, amortization of the capitalized value of OshKosh licensing agreements and leasehold interests and incremental depreciation expense.

(dollars in thousands, except share data)	For the three-month period ended April 2, 2005
Pro forma net sales	$290,703
Pro forma net income	$10,839
Pro forma basic earnings per share	$0.38
Pro forma diluted earnings per share	$0.36

NOTE 4 — COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER
INTANGIBLE ASSETS:

In connection with the Acquisition, the Company recorded the cost in excess of fair value of net assets acquired and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

As of April 1, 2006, cost in excess of net assets acquired and other intangible assets resulting from the acquisition of OshKosh were as follows:

(dollars in thousands)	Weighted- average useful life	Gross amount	Accumulated amortization
Cost in excess of net assets acquired	Indefinite	$144,112	$—
OshKosh tradename	Indefinite	$102,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$3,014
Leasehold interests	4.1 years	$1,833	$331

Amortization expense for intangible assets subject to amortization was approximately $1.2 million for the three-month period ended April 1, 2006. Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2006 (period from April 2 through December 30)	$3,541
2007	4,447
2008	4,106
2009	3,717
2010	1,777

Total	$17,588

As described in Note 2 to our consolidated financial statements in our most recently filed Annual Report on Form 10-K, our existing Carter’s tradename and cost in excess of net assets acquired have been deemed to have indefinite lives and are not being amortized.

NOTE 5 — STOCK-BASED COMPENSATION:

Under our Amended and Restated 2003 Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards. On May 12, 2005, our Board of Directors adopted, and the stockholders approved an amendment to the Plan to increase the number of shares available to be delivered under the plan by 1,400,000 to 5,744,196, with no more than 630,000 of such additional shares able to be used for awards other than stock options and to reduce the number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year from 4,000,000 to 1,000,000. As of April 1, 2006, there were 1,134,128 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the amended and restated Plan is limited to those key employees and others who are selected by the compensation committee. The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events. All stock options issued under the Plan expire ten years from the date of grant. The Company believes that the current level of authorized shares is sufficient to satisfy future option exercises.

There are currently three types of stock options outstanding under the Plan:  basic, performance, and retained options. Basic options issued prior to May 12, 2005 vest ratably over 5 years. Basic options granted on and subsequent to May 12, 2005 vest ratably over 4 years. Performance options vest upon the achievement of pre-determined performance criteria. Retained stock options relate to options that were outstanding prior to the 2001 Acquisition and became fully vested in connection with the 2001 Acquisition.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires companies to expense the fair value of employee stock options and similar awards. Effective January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for its share-based payments based on the fair value of the awards at the grant date. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company adopted SFAS 123R using the modified prospective application method of transition. Therefore, prior period financial statements have not been restated. Under the modified prospective application method, for awards granted prior to January 1, 2006, compensation expense is recorded as options vest subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures. For stock options granted subsequent to January 1, 2006, compensation expense will be recorded as options vest based upon the grant date fair value estimated in accordance with SFAS 123R, with forfeitures estimated at the time of grant. Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

The fair value of stock options under SFAS 123R is determined using the Black-Scholes option pricing model, which is consistent with our valuation techniques previously utilized for stock options in pro forma footnote disclosure required under SFAS 123. Prior to the filing of our first Registration Statement on Form S-1 on August 23, 2002 in connection with our initial public offering, we used the minimum value method to value stock options, as provided by SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” (“SFAS 148”). Under SFAS 123R, no compensation expense has been recorded for options recorded under the minimum value method.

The fair value of restricted stock is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant, consistent with our treatment of such awards under APB 25 prior to the adoption of SFAS 123R.

In connection with the adoption and provisions of SFAS 123R, the Company reversed its deferred compensation balance of $2,749,000 on January 1, 2006 related to restricted stock awards.

The adoption of SFAS 123R has resulted in additional pre-tax share-based compensation expense (a component of selling, general, and administrative expenses) in the amount of approximately $908,000 related to stock options for the three-month period ended April 1, 2006, than if the Company had continued to account for share-based compensation under APB 25. The impact on net income for the three-month period ended April 1, 2006 was a reduction of approximately $565,000. The impact for the three-month period ended April 1, 2006 on basic and diluted earnings per share was a reduction of approximately $0.02 per share. For the year-ended December 30, 2006, the adoption of SFAS 123R is expected to result in a reduction in net income of approximately $2.4 million, or $0.08 per basic and diluted earnings per share.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized for exercised options and restricted stock that vests to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is now shown as “Income tax benefit from exercised options” on the unaudited condensed consolidated statement of cash flows. The tax benefit from exercised options during the three-month period ended April 1, 2006 was approximately $795,000. Prior periods have not been restated.

Prior to the adoption of SFAS 123R, we accounted for stock-based compensation on stock options under the intrinsic value method consistent with APB 25. Under this method, we recorded compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant. Forfeitures on stock option awards with expense recorded in accordance with APB 25 were accounted for as they occurred, rather than based on estimates of future forfeitures. There was no material impact or cumulative effect adjustment required as a result of estimating the impact of future forfeitures on awards previously expensed in accordance with APB 25. For disclosure purposes only, we also estimated the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of Carter’s, Inc.’s common stock. In our pro forma disclosures we accounted for forfeitures as they occurred, rather than based on estimates of future forfeitures.

The following table provides supplemental information for the three-month period ended April 2, 2005 as if stock-based compensation had been computed under SFAS 123, as amended by SFAS 148:

(dollars in thousands, except per share data)	For the three-month period ended April 2, 2005
Net income, as reported	$13,849
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	44
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(383)
Pro forma net income	$13,510

Net income per common share:
Basic-as reported	$0.49
Basic-pro forma	$0.47
Diluted-as reported	$0.46
Diluted-pro forma	$0.45

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the three-month period ended April 1, 2006:

Basic Stock Options

	Basic stock options	Weighted-average exercise price per share	Weighted-average grant-date fair value
Outstanding, December 31, 2005	2,422,064	$12.45	$5.52

Granted	73,400	$68.63	$31.19
Exercised	(41,200)	$10.19	$5.16
Forfeited	—	$—	$—
Expired	—	$—	$—

Outstanding, April 1, 2006	2,454,264	$14.16	$6.30

Exercisable, April 1, 2006	1,511,241	$8.16	$3.59

During the three months ended April 1, 2006, the Company granted 73,400 basic stock options. In connection with this grant of basic stock options, the Company recognized approximately $59,000 in compensation expense during the three-month period ended April 1, 2006.

A summary of basic stock options outstanding and exercisable at April 1, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted average exercise price	Weighted average grant-date fair value	Number	Weighted average exercise price	Weighted average grant-date fair value

$ 6-$10	1,760,284	5.52 years	$6.29	$2.58	1,348,641	$6.22	$2.56
$13-$14	167,680	7.46 years	$13.95	$9.76	55,360	$13.95	$9.76
$27-$33	312,200	8.11 years	$29.75	$13.41	107,240	$29.64	$13.28
$44-$53	120,000	9.30 years	$47.63	$19.04	—	$—	$—
$62-$69	94,100	9.76 years	$67.37	$29.91	—	$—	$—
	2,454,264	6.33 years	$14.16	$6.30	1,511,241	$8.16	$3.59

At April 1, 2006, the aggregate intrinsic value of all outstanding basic options is approximately $131.0 million, and the aggregate intrinsic value of currently exercisable basic options is approximately $89.7 million. The intrinsic value of basic options exercised during the period was approximately $2.3 million. At April 1, 2006, the total estimated compensation cost related to non-vested basic options not yet recognized is approximately $7.6 million with a weighted average expense recognition period of 3.26 years.

Performance Stock Options

	Performance stock options	Weighted-average exercise price per share	Weighted-average grant-date fair value
Outstanding, December 31, 2005	300,000	$50.12	$18.79

Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$-	$—

Outstanding, April 1, 2006	300,000	$50.12	$18.79

Exercisable, April 1, 2006	—	$-	$—

A summary of performance stock options outstanding and exercisable at April 1, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted average remaining contractual life	Weighted average exercise price	Weighted average grant date fair value	Number	Weighted average exercise price	Weighted average grant date fair value
$44-$63	300,000	9.28 years	$50.12	$18.79	—	$—	$—

At April 1, 2006, the aggregate intrinsic value of all outstanding performance options is approximately $5.2 million. No performance options are currently exercisable. At April 1, 2006, the total estimated compensation cost related to non-vested performance options not yet recognized is approximately $4.7 million with a weighted average expense recognition period of 3.16 years.

Retained Stock Options

	Retained stock options	Weighted-average exercise price per share
Outstanding, December 31, 2005	854,135	$1.50

Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—

Outstanding, April 1, 2006	854,135	$1.50

Exercisable, April 1, 2006	854,135	$1.50

The weighted-average contractual life of the 854,135 retained stock options outstanding and exercisable as of April 1, 2006 is 5.38 years. At April 1, 2006, the aggregate intrinsic value of all outstanding retained options, which are all currently exercisable, is approximately $56.4 million.

The weighted-average contractual life for the basic, performance, and retained stock options in aggregate as of Apri1 1, 2006 is approximately 6.35 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions used for grants issued during the three-month period ended April 1, 2006:

For the
three-month
period ended
April 1, 2006
Volatility	39.12%
Risk-free interest rate	4.59%
Expected term (years)	6.0
Dividend yield	—

Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate — This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase compensation expense.

Dividend yield — The Company does not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Restricted Stock

All restricted stock awards issued under the plan vest based upon service. Restricted stock awards vest ratably over 4 years or cliff-vest after 3 or 4 years. As noted above, the fair value of restricted stock is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.

The following table summarizes our restricted stock award activity during the three-month period ended April 1, 2006:

Restricted
stock
Outstanding, December 31, 2005	67,135
Granted	37,100
Vested	—
Forfeited	—
Outstanding, April 1, 2006	104,235

During the three-month period ended April 1, 2006, we granted 37,100 shares of restricted stock to employees. In connection with this issuance, we recorded approximately $59,000 of compensation expense. Compensation expense recorded during the three-month period ended April 1, 2006 for all restricted stock awards totaled approximately $264,000. The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $4.8 million as of April 1, 2006.

Compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Basic options	Performance options	Restricted stock	Total
2006 (period from April 2 through December 30)	$1,787	$1,129	$1,090	$4,006
2007	2,381	1,508	1,349	5,238
2008	2,271	1,520	1,321	5,112
2009	1,103	540	938	2,581
2010	60	—	73	133
Total	$7,602	$4,697	$4,771	$17,070

NOTE 6 — INVENTORIES:

Inventories consisted of the following:

(dollars in thousands)	April 1, 2006	December 31, 2005
Finished goods	$154,341	$185,472
Work in process	—	2,336
Raw materials and supplies	—	646

Total	$154,341	$188,454

NOTE 7 — EMPLOYEE BENEFIT PLANS:

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

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	April 1, 2006	April 2, 2005

Service cost — benefits attributed to service during the period	$42	$25
Interest cost on accumulated post-retirement benefit obligation	158	165
Amortization of prior service cost	23	—
Total net periodic pension benefit cost	$223	$190

The components of pension expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	April 1, 2006	April 2, 2005
Interest cost on accumulated pension benefit obligation	$19	$20

The Company maintains two defined benefit pension plans acquired in connection with the Acquisition. The benefits under these pension plans were frozen as of December 31, 2005, and cover certain current and former employees of OshKosh.

The Company’s net periodic pension benefit related to these plans is comprised of the following components:

For the three-month period ended
(dollars in thousands)	April 1, 2006

Service cost	$—
Interest cost	650
Expected return on assets	(1,035)
Net periodic pension benefit	$(385)

NOTE 8 — SEGMENT INFORMATION:

We report segment information in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our operating segments.

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the three-month period ended April 1, 2006	% of Total	For the three-month period ended April 2, 2005	% of Total

Net sales:
Wholesale-Carter’s	$102,361	34.5%	$98,954	48.0%
Wholesale-OshKosh	28,680	9.7%	—	—
Retail-Carter’s	69,068	23.3%	67,764	32.9%
Retail-OshKosh	42,312	14.3%	—	—
Mass Channel-Carter’s	54,026	18.2%	39,489	19.1%
Total net sales	$296,447	100.0%	$206,207	100.0%

		% of segment net sales		% of segment net sales
Operating income:
Wholesale-Carter’s	$20,438	20.0%	$20,032	20.2%
Wholesale-OshKosh	3,353	11.7%	—	—
Retail-Carter’s	11,260	16.3%	11,285	16.7%
Retail-OshKosh	230	0.5%	—	—
Mass Channel-Carter’s	8,177	15.1%	4,029	10.2%
Mass Channel-OshKosh (a)	130	—	—	—
Segment operating income	43,588	14.7%	35,346	17.1%
Other reconciling items	(11,313)	(3.8%)	(8,054)	(3.9%)
Total operating income	$32,275	10.9%	$27,292	13.2%

(a)          OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.

NOTE 9 — RESTRUCTURING AND CLOSURE COSTS:

In connection with the Acquisition, management has developed a plan to restructure and integrate the operations of OshKosh. In accordance with emerging Issuance Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities have been established for OshKosh severance and relocation, lease termination costs associated with the closure of OshKosh’s 15 Lifestyle stores and 14 outlet stores in 2005, contract termination costs, and other exit costs. These liabilities also cover costs related to the closure of the OshKosh Choloma, Honduras sewing facility, the Uman, Mexico sewing facility, and Liberty, Kentucky distribution center. The Choloma, Honduras and Liberty, Kentucky facilities were closed during the fourth quarter of fiscal 2005. The Uman, Mexico facility was closed during the first three months of fiscal 2006. We expect to pay these liabilities during fiscal 2006.

The following table summarizes restructuring activity related to the Acquisition:

(dollars in thousands)	Severance and relocation	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Payments	(2,304)	(71)	(468)	(934)	(3,777)
Adjustments to goodwill	673	(78)	—	(168)	427
Balance at December 31, 2005	8,209	1,926	6,552	898	17,585
Payments	(2,555)	(261)	(3,724)	(39)	(6,579)
Adjustments to goodwill	(119)	(338)	—	—	(457)
Balance at April 1, 2006	$5,535	$1,327	$2,828	$859	$10,549

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico. We have developed alternative capabilities to source comparable products in Asia at lower costs. Our Board of Directors approved the closure plans on June 15, 2005. For the majority of the affected employees, severance benefits were communicated on June 21, 2005. The total number of employees initially terminated is approximately 1,124. Thirty-six employees were retained through April 2006. Production at these facilities ceased on August 5, 2005.

As a result of these closures, in fiscal 2005, we recorded total charges of $8.4 million including $4.6 million of severance charges, $1.3 million of lease termination charges, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs. During the first three months of fiscal 2006, we recorded total charges of $81,000 including $65,000 of severance charges and $16,000 of other exit costs. Additional charges to be incurred during the second quarter of fiscal 2006 include severance charges and other exit costs. We estimate these charges for the second quarter of fiscal 2006 will be $0.1 million.

Restructuring provisions recorded as a result of these closures are as follows and are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	December 31, 2005 reserves	Provisions	Payments	April 1, 2006 reserves
Severance and other termination benefits	$370	$65	$(143)	$292
Lease termination costs	813	—	(54)	759
Other exit costs	150	16	(166)	—

Total	$1,333	$81	$(363)	$1,051

NOTE 10 — EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive shares of common stock, including basic and retained stock options and unvested restricted stock, that were outstanding during the period. All such stock options are reflected in the denominator using the treasury stock method. This method assumes that shares are issued for stock options that are “in the money,” but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of Carter’s, Inc.’s stock for the respective periods. Unvested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price.

For the three months ended April 1, 2006, anti-dilutive shares of 181,200 and performance-based options of 300,000 were excluded from the computations of diluted earnings per share. There were no antidilutive shares for the first quarter ended April 2, 2005.

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding:

	For the three-month periods ended
	April 1, 2006	April 2, 2005

Net income	$15,785,000	$13,849,000
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,854,517	28,466,734
Diluted effect of unvested restricted stock	19,748	—
Dilutive effect of stock options	1,693,374	1,714,376
Diluted number of common and common equivalent shares outstanding	30,567,639	30,181,110

Basic net income per common share	$0.55	$0.49
Diluted net income per common share	$0.52	$0.46

NOTE 11 — PROPOSED STOCK SPLIT:

On March 1, 2006, we announced our intention to split the Company’s common stock on a two-for-one basis through a stock dividend that would entitle each stockholder of record to receive one additional share of common stock for every one share owned. To make the stock split possible, the Board of Directors has recommended that the Company’s stockholders approve an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000 at the Company’s May 11, 2006 annual stockholders meeting. If stockholders approve the amendment, and subject to then-current market conditions, the Company intends to announce the specific timing of the stock split and declare the stock dividend following the annual stockholders meeting. The Board of Directors, however, may determine not to declare the stock dividend.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the sections entitled “Risks Factors” in our most recently filed Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December. The accompanying unaudited condensed consolidated financial statements for the first three months of fiscal 2006 reflect our financial position as of April 1, 2006. The first three months of fiscal 2005 ended on April 2, 2005.

On July 14, 2005, Carter’s Inc., through its wholly-owned subsidiary The William Carter Company, acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (the “Acquisition”). Results of operations for the three months ended April 1, 2006 include OshKosh’s financial results for the entire period. Results for the three-month period ended April 2, 2005 do not include OshKosh’s financial results.

As part of financing the Acquisition, we refinanced our existing debt (the “Refinancing”), including our former senior credit facility and our outstanding 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”). Financing for the Transaction was provided by a new $500 million Term Loan B and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) (altogether, the “Senior Credit Facility”). Subsequent to the Refinancing, we have repaid $80.0 million under our Term Loan B resulting in a balance of $420.0 million at April 1, 2006.

As a result of the Refinancing, we have had a significant increase in interest costs with average borrowings of $427.5 million at an effective interest rate of 6.49% for the period ended April 1, 2006 as compared to average borrowings of $179.5 million at an effective interest rate of 9.07% for the three-month period ended April 2, 2005. Additionally, we have acquired certain indefinite-lived intangible assets in connection with the Acquisition. Such assets include licensing agreements and leasehold interests which will result in annual amortization expense of $4.7 million in fiscal 2006, $4.4 million in fiscal 2007, $4.1 million in fiscal 2008, $3.7 million in fiscal 2009, and $1.8 million in fiscal 2010.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is estimated to result in a reduction in fiscal 2006 net income of approximately $2.4 million, or approximately $0.08 per diluted share. The impact of adopting SFAS 123R is discussed further in Note 5 to the accompanying unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	April 1, 2006	April 2, 2005
Wholesale sales:
Carter’s	34.5%	48.0%
OshKosh	9.7	—
Total wholesale sales	44.2	48.0

Retail store sales:
Carter’s	23.3	32.9
OshKosh	14.3	—
Total retail store sales	37.6	32.9

Mass channel sales	18.2	19.1

Consolidated net sales	100.0	100.0
Cost of goods sold	63.5	63.3

Gross profit	36.5	36.7
Selling, general, and administrative expenses	28.0	25.2
Closure costs	—	—
Royalty income	(2.4)	(1.7)

Operating income	10.9	13.2
Interest expense, net	2.3	2.1

Income before income taxes	8.6	11.1
Provision for income taxes	3.3	4.4

Net income	5.3%	6.7%

Number of retail stores at end of period:
Carter’s	199	181
OshKosh	142	—
Total	341	181

Three-month period ended April 1, 2006 compared to the three-month period ended April 2, 2005

CONSOLIDATED NET SALES

In the first quarter of fiscal 2006, consolidated net sales increased $90.2 million, or 43.8%, to $296.4 million. These increases reflect growth in our Carter’s brand mass channel and wholesale businesses and includes $71.0 million in net sales from OshKosh.

	For the three-month periods ended
(dollars in thousands)	April 1, 2006	% of Total	April 2, 2005	% of Total
Net sales:
Wholesale-Carter’s	$102,361	34.5%	$98,954	48.0%
Wholesale-OshKosh	28,680	9.7%	—	—
Retail-Carter’s	69,068	23.3%	67,764	32.9%
Retail-OshKosh	42,312	14.3%	—	—
Mass Channel-Carter’s	54,026	18.2%	39,489	19.1%
Total net sales	$296,447	100.0%	$206,207	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased 3.4% in the first quarter of fiscal 2006 to $102.4 million. Excluding off-price sales, Carter’s brand wholesale sales increased $4.4 million in the first quarter of fiscal 2006, or 4.8%, to $96.7 million. The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 9% increase in units shipped, partially offset by a 4% decrease in average revenue per unit as compared to the first quarter of fiscal 2005. Growth in units shipped during the first quarter of fiscal 2006 was driven by growth in our baby and playwear product categories. The decrease in average revenue per unit as compared to the first quarter of fiscal 2005 was driven primarily by increased sales in our baby product category which generally carries lower average prices and higher margins than our playwear and sleepwear product categories.

Off-price sales decreased $1.0 million in the first quarter of fiscal 2006, or 14.9%, to $5.7 million due to a 7% decrease in units shipped and an 8% decrease in average prices. The decrease in units shipped resulted from lower levels of excess inventory available to be sold and average prices declined due to the mix of available excess inventory.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales were $28.7 million for the first quarter of fiscal 2006. As the Acquisition was completed on July 14, 2005, all sales from OshKosh brand products are incremental to our results. Since the Acquisition, we have reduced the number of OshKosh wholesale brands from three brands to one brand (OshKosh B’Gosh), significantly reduced the number of styles in order to improve productivity, exited unprofitable and marginally profitable customer relationships, and have begun working with our key customers to build plans for growth.

MASS CHANNEL SALES

Mass channel sales increased $14.5 million in the first quarter of fiscal 2006, or 36.8%, to $54.0 million. The increase was driven by increased sales of $7.6 million, or 29.4%, of our Child of Mine brand to Wal-Mart and increased sales of $6.9 million, or 51.2%, of our Just One Year brand to Target. The increase in sales resulted primarily from additional floor space and new product introductions of $8.2 million and new door growth of $1.8 million at both Wal-Mart and Target.

CARTER’S BRAND RETAIL STORES

Carter’s brand retail store sales increased $1.3 million in the first quarter of fiscal 2006, or 1.9%, to $69.1 million. The increase was driven by incremental sales of $4.0 million generated by new store openings partially offset by a comparable store sales decline of $1.5 million, or (2.2%), based on 175 locations, and the impact of five store closures of $1.2 million.

Across our Carter’s brand retail store chain, transactions were down 3.3%, partially driven by the shift in the Easter holiday into the second quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Also contributing to this decline was less promotional activity in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

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

There were a total of 199 Carter’s brand retail stores as of April 1, 2006. During the first quarter of fiscal 2006, we opened seven stores and closed one store. We plan to open 30 and close 10 Carter’s brand retail stores during fiscal 2006.

OSHKOSH BRAND RETAIL STORES

OshKosh brand retail stores contributed $42.3 million in net sales in the first quarter of fiscal 2006. As the Acquisition was completed on July 14, 2005, all sales from our OshKosh retail stores are incremental to our results.

There were a total of 142 OshKosh brand retail stores as of April 1, 2006. During the first quarter of fiscal 2006, we opened one store and closed one store. We plan to open 14 and close three OshKosh brand retail stores during fiscal 2006.

GROSS PROFIT

Our gross profit increased $32.4 million, or 42.7%, to $108.1 million in the first quarter of fiscal 2006. Gross profit as a percentage of net sales was 36.5% in the first quarter of fiscal 2006 as compared to 36.7% in the first quarter of fiscal 2005.

The decrease in gross margin as a percentage of net sales reflects:

(i)     growth in our lower margin mass channel business, which was up 36.8% in sales in the first quarter of fiscal 2006; and

(ii)    the impact of lower margin OshKosh brand wholesale sales relative to Carter’s brand wholesale sales.

Partially offsetting these decreases were:

(i)     significant growth in our higher margin retail business, resulting from the Acquisition of the OshKosh brand retail stores (consolidated retail sales increased from 32.9% of total sales in the first quarter of fiscal 2005 to 37.6% of total sales in the first quarter of fiscal 2006).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2006 increased $31.0 million, or 59.6%, to $83.0 million. As a percentage of net sales, selling, general, and administrative expenses in the first quarter of fiscal 2006 was 28.0% as compared to 25.2% in the first quarter of fiscal 2005.

The increase in selling, general, and administrative expenses as a percentage of net sales was impacted primarily by:

(i)     the impact of a higher retail store cost structure at OshKosh as retail store selling, general, and administrative expenses, which comprised approximately 39.9% of consolidated selling, general, and administrative expenses during the first quarter of fiscal 2006, grew from 26.1% of retail sales in the first quarter of fiscal 2005 to 29.7% of retail sales in the first quarter of fiscal 2006;

(ii)    amortization of OshKosh intangible assets including a charge of $1.2 million related to OshKosh licensing agreements and leasehold interests capitalized in connection with the Acquisition; and

(iii)   incremental stock compensation expense of $0.9 million resulting from the adoption of SFAS 123R as further discussed in Note 5 to the unaudited condensed consolidated financial statements.

Partially offsetting these increases were:

(i)     a decline in distribution costs as a percentage of sales from 4.6% in the first quarter of fiscal 2005 to 4.4% in the first quarter of fiscal 2006, driven primarily by efficiencies gained with our distribution center in Stockbridge, Georgia. Incremental distribution costs related to the OshKosh distribution center did not materially impact consolidated distribution costs as a percentage of sales during the first quarter of fiscal 2006 following the closure and consolidation of OshKosh’s Liberty, Kentucky distribution center in December 2005; and

(ii)    effectively managing the growth in spending to a rate lower than the growth in net sales.

CLOSURE COSTS

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico. We have developed alternative capabilities to source comparable products in the Far East at lower costs. As a result of these closures, in fiscal 2005, we recorded costs of $8.4 million, including $4.6 million of severance charges, $1.3 million in lease termination costs, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs during fiscal 2005.

In the first quarter of fiscal 2006, in connection with these closures, we recorded costs of $81,000, including $65,000 of severance and $16,000 of other exit costs. We anticipate additional charges of $0.1 million for severance and other exit costs to be incurred during the second quarter of fiscal 2006.

ROYALTY INCOME

Our royalty income increased $3.7 million to $7.2 million in the first quarter of fiscal 2006.

We license the use of our Carter’s, Carter’s Classics, Just One Year, and Child of Mine names. Royalty income from these brands was approximately $3.9 million in the first quarter of fiscal 2006, an increase of 9.5%, or $0.3 million, as compared to the first quarter of fiscal 2005. This increase was driven primarily by increased sales of our Carter’s brand licensees.

As a result of the Acquisition, we license the use of our OshKosh B’ Gosh, OshKosh Est. 1895, and Genuine Kids from OshKosh brand names. Royalty income from these brands was approximately $3.3 million during the first quarter of fiscal 2006, including $1.9 million from international royalty income.

OPERATING INCOME

Operating income increased $5.0 million, or 18.3% to $32.3 million in the first quarter of fiscal 2006. The increase in operating income was due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in fiscal 2006 increased $2.5 million, or 56.4%, to $6.9 million. The increase is attributable to the impact of additional borrowings associated with the Acquisition and Refinancing. Weighted-average borrowings in the first quarter of fiscal 2006 were $427.5 million at an effective interest rate of 6.49% as compared to weighted average borrowings in the first quarter of fiscal 2005 of $179.5 million at an effective interest rate of 9.07%.

INCOME TAXES

Our effective tax rate was 37.8% for the first quarter of fiscal 2006 as compared to 39.5% for the first quarter of fiscal 2005. The decrease in the effective tax rate was due primarily to lower state taxable income.

NET INCOME

Our net income for the first quarter of fiscal 2006 increased to $15.8 million as compared to $13.8 million in the first quarter of fiscal 2005 as a result of the factors described above.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital, capital expenditures, and debt service. Historically, we have financed these needs through operating cash flow and funds borrowed under our former senior credit facility. Our primary source of liquidity will continue to be cash flow from operations and borrowings under our Revolver, and we expect that these sources will fund our ongoing requirements for working capital, debt service, and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our Senior Credit Facility.

Net accounts receivable at April 1, 2006 were $108.0 million compared to $75.8 million at April 2, 2005 and $96.1 million at December 31, 2005. The increase as compared to April 2, 2005 reflects $18.2 million of OshKosh receivables and growth in Carter’s brand mass channel and wholesale sales. Due to the seasonal nature of our operations, the net accounts receivable balance at April 1, 2006 is not comparable to the net accounts receivable balance at December 31, 2005.

Net inventories at April 1, 2006 were $154.3 million compared to $106.8 million at April 2, 2005 and $188.5 million at December 31, 2005. This increase as compared to April 2, 2005 is due primarily to $44.5 million of OshKosh inventory. Due to the seasonal nature of our operations, net inventories at April 1, 2006 are not comparable to net inventories at December 31, 2005.

Net cash used in operating activities for the first three months of fiscal 2006 was $14.0 million compared to net cash provided by operating activities of $24.6 million in the first three months of fiscal 2005. The change in net cash used in operating activities in the first three months of fiscal 2006 compared to the first three months of fiscal 2005 is driven by significant reductions in accounts payable and accrued liabilities and increases in accounts receivable, partially offset by reductions in inventory. Such changes in working capital were driven by timing and the impact of OshKosh.

We have invested $2.2 million in capital expenditures during the first three months of fiscal 2006 compared to $2.1 million during the first three months of fiscal 2005. We plan to invest an additional $38 million to $43 million in capital expenditures during the remainder of fiscal 2006. Major investments include retail store openings and remodelings, investments in information technology, and fixturing programs for wholesale and mass channel customers.

In connection with the Acquisition we have developed an integration plan that includes severance and relocation costs, certain facility and related store closings, and contract termination costs. The following liabilities, included in our other current liabilities in the accompanying unaudited condensed consolidated financial statements, were established at the closing of the Acquisition and will be funded by cash flows from operations and borrowings under our Revolver:

(dollars in thousands)	Severance and relocation	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at December 31, 2005	$8,209	$1,926	$6,552	$898	$17,585
Cash paid	(2,555)	(261)	(3,724)	(39)	(6,579)
Adjustments to goodwill	(119)	(338)	—	—	(457)
Balance at April 1, 2006	$5,535	$1,327	$2,828	$859	$10,549

As a result of the Refinancing, we have had a significant increase in interest costs with average borrowings of $427.5 million at an effective interest rate of 6.49% for the three-month period ended April 1, 2006 as compared to average borrowings of $179.5 million at an effective interest rate of 9.07% for the three-month period ended April 2, 2005.

On March 24, 2006, we made a $9.0 million prepayment on our term loan.

At April 1, 2006, we had approximately $420.0 million in Term Loan B borrowings and no borrowings under our Revolver, exclusive of approximately $15.2 million of outstanding letters of credit. At December 31, 2005, we had approximately $430.0 million in Term Loan B borrowings and no borrowings under our Revolver, exclusive of approximately $20.2 million of outstanding letters of credit.

Principal borrowings under our Term Loan B are due and payable in quarterly installments of $1.1 million through June 30, 2012 with the remaining balance of $393.5 million due on July 14, 2012.

Our Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan. On September 22, 2005, we entered into a swap agreement to receive floating and pay fixed interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan B debt. The swap agreement matures on July 30, 2010.

Our Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. There is no excess cash flow payment required in fiscal 2006.

Our former senior credit facility, as amended, set forth mandatory and optional prepayment conditions that resulted in our use of cash to reduce our debt obligations. No such prepayment was required in fiscal 2005.

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our Revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of amounts outstanding under our Revolver on or before July 14, 2011 and amounts outstanding under our Term Loan B on or before July 14, 2012.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. Excluding the impact of the Acquisition, over the past five fiscal years, approximately 57% of consolidated net sales were generated in the second half of our fiscal year. With a full year of OshKosh net sales in fiscal 2006, we expect this trend to continue. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

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

We contract with a third-party service to provide us with the fair value of cooperative (“co-op”) advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $1,092,466 in the first quarter of fiscal 2006 and $1,166,587 in the first quarter of fiscal 2005 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statement of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of April 1, 2006, we had approximately $605.6 million in goodwill and tradename assets. The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The fair value of the OshKosh tradename was estimated at the Acquisition to be approximately $102 million also using a discounted cash flow analysis. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten and twelve percent for Carter’s and OshKosh, respectively. The tradenames were determined to have indefinite lives. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of goodwill is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

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

Stock-based compensation arrangements:  The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The Company adopted SFAS 123R using the modified prospective application method of transition. The Company uses the Black-Scholes option pricing model, which requires the use of subjective assumptions. These assumptions include the following:

Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate — This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase compensation expense.

Dividend yield — The Company does not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity. Changes in the subjective assumptions can materially affect the estimate of fair value of stock—based compensation and consequently, the related amount recognized in the accompanying unaudited condensed consolidated statement of operations.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2006 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a decrease in sales to, or the loss of one or more of our key customers, the acceptance of our products in the marketplace, deflationary pressures on our prices, disruptions in foreign supply sources, negative publicity, increased competition in the baby and young children’s apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, our ability to identify new locations and negotiate appropriate lease terms for our retail stores, our ability to attract and retain key individuals within the organization, and seasonal fluctuations in the children’s apparel business. These risks are described in our most recently filed Annual Report on Form 10-K under the heading “Risk Factors.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates. As of April 1, 2006, our outstanding debt aggregated $420.0 million, of which $251.6 million bore interest at a variable rate. An increase of 1% in the applicable rate would increase our annual interest cost by $2.5 million, exclusive of variable rate debt subject to our swap agreement described above, and could have an adverse effect on our net income and cash flow.

OTHER RISKS

There also are other risks in the operation of our business specifically related to our global sourcing network.

We source all of our production from third-party manufacturers primarily located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including the China safeguards, any significant decreases in the value of the dollar against foreign currencies, and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products into the United States, or affect our operating income. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations. We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

We enter into various purchase order commitments with full-package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Historically, such cancellations and related termination charges have occurred infrequently and have not had a material impact on our business. However, as we rely nearly exclusively on our full-package global sourcing network, we expect to incur more of these termination charges, which could increase our cost of goods sold.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

N/A

ITEM 1A. RISK FACTORS:

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

CARTER’S, INC.

Date: May 11, 2006	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: May 11, 2006	/s/ MICHAEL D. CASEY
Michael D. Casey
Executive Vice President and
Chief Financial Officer