Form 10-Q
period 2006-07-01
CARTERS INC
filed 2006-08-09
CIK 1060822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006 OR

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 9, 2006
Common stock, par value $0.01 per share	58,163,110

CARTER’S, INC.
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	July 1, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$41,624	$84,276
Accounts receivable, net	103,151	96,144
Inventories, net	190,524	188,454
Prepaid expenses and other current assets	8,413	6,262
Deferred income taxes	18,795	23,909
Total current assets	362,507	399,045

Property, plant, and equipment, net	76,192	79,458
Tradenames	322,233	322,233
Cost in excess of fair value of net assets acquired	283,122	284,172
Deferred debt issuance costs, net	7,118	8,257
Licensing agreements, net	15,022	17,150
Leasehold interests, net	1,385	1,619
Other assets	7,779	4,793
Total assets	$1,075,358	$1,116,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,979	$3,241
Accounts payable	57,074	63,735
Other current liabilities	55,490	89,627
Total current liabilities	116,543	156,603

Long-term debt	389,915	426,791
Deferred income taxes	127,613	124,439
Other long-term liabilities	21,528	22,250
Total liabilities	655,599	730,083

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 1, 2006 and December 31, 2005	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,153,110 shares issued and outstanding at July 1, 2006; 40,000,000 shares authorized, 28,909,729 shares issued and outstanding at December 31, 2005	582	289
Additional paid-in capital	263,822	260,414
Deferred compensation	—	(2,749)
Accumulated other comprehensive income	3,215	1,354
Retained earnings	152,140	127,336
Total stockholders’ equity	419,759	386,644
Total liabilities and stockholders’ equity	$1,075,358	$1,116,727

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except for share data)
 (unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$277,577	$192,500	$574,024	$398,707
Cost of goods sold	180,342	126,435	368,625	256,877

Gross profit	97,235	66,065	205,399	141,830
Selling, general, and administrative expenses	82,466	51,243	165,448	103,239
Closure costs	10	4,569	91	4,569
Royalty income	(6,654)	(2,813)	(13,828)	(6,336)

Operating income	21,413	13,066	53,688	40,358
Interest expense, net	6,929	4,055	13,813	8,457

Income before income taxes	14,484	9,011	39,875	31,901
Provision for income taxes	5,466	3,561	15,071	12,602

Net income	$9,018	$5,450	$24,804	$19,299

Basic net income per common share	$0.16	$0.10	$0.43	$0.34
Diluted net income per common share	$0.15	$0.09	$0.41	$0.32
Basic weighted-average number of shares outstanding	57,877,753	57,159,886	57,793,393	57,046,684
Diluted weighted-average number of shares outstanding	61,183,491	60,643,410	61,160,185	60,514,664

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the six-month periods ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$24,804	$19,299
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,735	9,378
Amortization of debt issuance costs	1,139	1,066
Accretion of debt discount	—	38
Income tax benefit from exercised stock options	(2,378)	2,958
Non-cash stock-based compensation expense	2,858	753
Non-cash closure costs	—	106
Loss on sale of property, plant, and equipment	108	28
Deferred income taxes	7,236	(264)
Effect of changes in operating assets and liabilities:
Accounts receivable	(7,007)	(1,565)
Inventories	(2,070)	(18,852)
Prepaid expenses and other assets	(1,823)	(925)
Accounts payable and other liabilities	(38,311)	10,616

Net cash (used in) provided by operating activities	(2,709)	22,636

Cash flows from investing activities:
Capital expenditures	(7,541)	(5,933)
Proceeds from sale of property, plant, and equipment	344	9
Transaction costs	—	(782)
Collections on loan	—	600

Net cash used in investing activities	(7,197)	(6,106)

Cash flows from financing activities:
Payments on term loan	(36,138)	(35,261)
Income tax benefit from exercised stock options	2,378	—
Proceeds from exercise of stock options	1,014	842

Net cash used in financing activities	(32,746)	(34,419)

Net decrease in cash and cash equivalents	(42,652)	(17,889)
Cash and cash equivalents, beginning of period	84,276	33,265

Cash and cash equivalents, end of period	$41,624	$15,376

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance at December 31, 2005	$289	$260,414	$(2,749)	$1,354	$127,336	$386,644
Tax benefit from exercise of stock options	—	2,378	—	—	—	2,378
Exercise of stock options (236,280 shares)	2	1,012	—	—	—	1,014
Stock-based compensation expense	—	2,518	—	—	—	2,518
Issuance of common stock (17,172 shares)	—	540	—	—	—	540
Reversal of deferred compensation (see Note 9)	—	(2,749)	2,749	—	—	—
Two-for-one common stock split (see Note 8)	291	(291)	—	—	—	—

Comprehensive income:
Net income	—	—	—	—	24,804	24,804
Unrealized gain on interest rate swap, net of taxes of $991	—	—	—	1,756	—	1,756
Unrealized gain on interest rate collar, net of taxes of $61	—	—	—	105	—	105
Total comprehensive income	—	—	—	1,861	24,804	26,665
Balance at July 1, 2006	$582	$263,822	$—	$3,215	$152,140	$419,759

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — THE COMPANY:

Carter’s, Inc., and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded newborn and childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh B’Gosh, and related labels.  Our products are sourced through contractual arrangements with manufacturers worldwide.  Products are sourced for wholesale distribution to major domestic retailers, including the mass channel, and for our 200 Carter’s brand and 143 OshKosh brand retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company (“TWCC”), acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”).  Established in 1895, OshKosh designs, sources, and markets apparel for children sizes newborn to 16.  The accompanying unaudited condensed consolidated financial statements include the operations of OshKosh for the three and six-month periods ended July 1, 2006.  Financial results for the three and six-month periods ended July 2, 2005 do not include the operations of OshKosh.

NOTE 2 — BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of July 1, 2006, the results of our operations for the three and six-month periods ended July 1, 2006 and July 2, 2005, cash flows for the six-month periods ended July 1, 2006 and July 2, 2005 and changes in stockholders’ equity for the six-month period ended July 1, 2006.  Operating results for the six-month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006.  Our accompanying condensed consolidated balance sheet as of December 31, 2005 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2006 reflect our financial position as of July 1, 2006.  The second quarter and first half of fiscal 2005 ended on July 2, 2005.

Certain prior year amounts have been reclassified for comparative purposes.

NOTE 3 — BUSINESS COMBINATION AND REFINANCING:

As noted above, on July 14, 2005, we acquired all of the outstanding common stock of OshKosh.  The Acquisition was accounted for under the purchase method of accounting.  The purchase price for the Acquisition, including related fees and expenses, was allocated to the fair value of tangible and identifiable intangible assets and liabilities acquired with the remainder allocated to cost in excess of fair value of net assets acquired.  As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its senior credit facility (“former senior credit facility”) and repurchased its $113.8 million 10.875% Senior Subordinated Notes due 2011 (the “Notes”).  The repurchase of the Notes together with the Refinancing and Acquisition is referred to as the “Transaction.”

Financing for the Transaction was provided by a new $500 million Term Loan 1 (see Note 6) and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”).  The term of the Revolver extends to July 14, 2011 and the term of the Term Loan 1 extends to July 14, 2012.

The proceeds of the Refinancing were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Notes ($113.8 million), pay a redemption premium on the Company’s Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million).  Other Transaction expenses paid prior and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

As a result of the Refinancing, we expensed $4.5 million in unamortized debt issuance costs related to the former senior credit facility and Notes and expensed $0.5 million related to the debt discount on the Notes.  Additionally, we expensed approximately $1.1 million of debt issuance costs associated with the Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan 1 debt.  The swap agreement matures on July 30, 2010.  The unrealized gain, net of taxes, related to the interest rate swap was $0.8 million and $1.8 million, respectively, for the three and six-month periods ended July 1, 2006 and is included within accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.  During the three and six-month periods ended July 1, 2006, we reclassified approximately $0.2 million and $0.4 million, respectively, related to the swap agreement into earnings.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate Term Loan 1 debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.  The unrealized gain, net of taxes, related to the collar was $0.1 million for the three-month period ended July 1, 2006 and is included within accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.

A summary of the Acquisition purchase price allocation is as follows:

(dollars in thousands)
Cash and cash equivalents	$9,500
Investments	18,355
Accounts receivable	15,979
Inventory	86,201
Deferred tax assets	13,453
Property, plant, and equipment	26,107
Tradename	102,000
Licensing agreements	19,100
Leasehold interests	1,833
Other assets	5,075
Accounts payable	(19,052)
Severance and relocation (Note 11)	(9,733)
Other exit costs (Note 11)	(2,167)
Lease termination costs (Note 11)	(7,200)
Contract termination costs (Note 11)	(1,533)
Deferred tax liabilities	(41,800)
Accrued and other liabilities	(40,474)
Cost in excess of fair value of net assets acquired	143,840
$319,484

During the six-month period ended July 1, 2006, the following adjustments were made to the purchase price allocation:

(dollars in thousands)
Cost in excess of fair value of net assets acquired at December 31, 2005	$144,890
Adjust accrued and other liabilities	(321)
Adjust severance and relocation (Note 11)	(780)
Adjust other exit, lease termination, and contract termination costs (Note 11)	51
Cost in excess of fair value of net assets acquired at July 1, 2006	$143,840

The following unaudited pro forma summary presents information as if the Transaction occurred on the first day of fiscal 2005 and assumes that there were no other changes in our operations.  This pro forma information does not necessarily reflect the actual results that would have occurred had the Transaction occurred on that date, nor is it necessarily indicative of the future results of operations of the combined Company.

The results reflect the combined Company for the three and six-month periods ended July 2, 2005, adjusted to reflect increased interest expense, amortization of the capitalized value of OshKosh licensing agreements and leasehold interests, and incremental depreciation expense.

(dollars in thousands, except share data)	For the three-month period ended July 2, 2005	For the six-month period ended July 2, 2005

Pro forma net sales	$270,423	$561,126
Pro forma net income	$844	$11,685
Pro forma basic earnings per share	$0.01	$0.20
Pro forma diluted earnings per share	$0.01	$0.19

NOTE 4 — COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

In connection with the Acquisition, the Company recorded the cost in excess of fair value of net assets acquired and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

As of July 1, 2006, cost in excess of fair value of net assets acquired and other intangible assets resulting from the Acquisition were as follows:

(dollars in thousands)	Weighted- average useful life	Gross amount	Accumulated amortization
Cost in excess of fair value of net assets acquired	Indefinite	$143,840	$—
OshKosh tradename	Indefinite	$102,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$4,078
Leasehold interests	4.1 years	$1,833	$448

Amortization expense for intangible assets subject to amortization was approximately $1.2 million and $2.4 million for the three and six-month periods ended July 1, 2006.  Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2006 (period from July 2 through December 30)	$2,360
2007	4,447
2008	4,106
2009	3,717
2010	1,777
Total	$16,407

As described in Note 2 to our consolidated financial statements in our most recently filed Annual Report on Form 10-K, our existing Carter’s tradename and cost in excess of fair value of net assets acquired have been deemed to have indefinite lives and are not being amortized.

NOTE 5 — INVENTORIES:

Inventories consisted of the following:

(dollars in thousands)	July 1, 2006	December 31, 2005
Finished goods	$190,524	$185,472
Work in process	—	2,336
Raw materials and supplies	—-	646
Total	$190,524	$188,454

NOTE 6 — CREDIT FACILITY AMENDMENT:

On April 28, 2006, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Credit Facility.  Amendment No. 1 reduced the Company’s interest rate by refinancing the existing Term Loan B (initially priced at LIBOR + 1.75% with a leverage-based pricing grid ranging from LIBOR + 1.50% to LIBOR + 1.75%) with a new Term Loan 1 having an applicable rate of LIBOR + 1.50% with no leverage-based pricing grid.  If the Company makes any optional prepayments of its Term 1 Loans prior to the one-year anniversary of Amendment No. 1 in connection with any repricing transaction, the Company will be required to pay a prepayment premium of 1% of the amount of such Term 1 Loans being prepaid.

Amendment No. 1 also lowered the threshold for permitting restricted payments by raising the required leverage ratio (as defined) from 1.5 times to 2.5 times provided the Company has revolving loan commitments of $75.0 million available.

NOTE 7 — EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan, which was frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  We also offer life insurance to current and certain future retirees.  We also have an obligation under a defined benefit plan covering certain former officers.  See Note 7 “Employee Benefit Plans” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost — benefits attributed to service during the period	$42	$25	$84	$50
Interest cost on accumulated post-retirement benefit obligation	159	168	317	333
Amortization of prior service cost	23	—	46	—
Total net periodic pension benefit cost	$224	$193	$447	$383

The components of pension expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Interest cost on accumulated pension benefit obligation	$19	$20	$38	$40

The Company maintains two defined benefit pension plans acquired in connection with the Acquisition.  The benefits under these pension plans were frozen as of December 31, 2005, and cover certain current and former employees of OshKosh.

The Company’s net periodic pension benefit related to these plans is comprised of the following components:

	For the three-month period ended	For the six-month period ended
(dollars in thousands)	July 1, 2006	July 1, 2006
Service cost	$—	$—
Interest cost	651	1,301
Expected return on assets	(1,034)	(2,069)
Net periodic pension benefit	$(383)	$(768)

NOTE 8 — COMMON STOCK:

On May 12, 2006, the Company amended Article V of its certificate of incorporation.  The amendment increased the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000.

On June 6, 2006, the Company effected a two-for-one stock split (the “stock split”) through a stock dividend to stockholders of record as of May 23, 2006, of one share of our common stock for each share of common stock outstanding.  Earnings per share for all prior periods presented have been adjusted to reflect the stock split.

During the second quarter of fiscal 2006, we issued 17,172 shares of common stock to our non-management Board members.

NOTE 9 — STOCK-BASED COMPENSATION:

Under our Amended and Restated 2003 Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.  All share and per share amounts have been adjusted to reflect the stock split discussed in Note 8 above.

On May 12, 2005, our Board of Directors implemented, and our stockholders approved an amendment to the Plan to increase the number of shares available to be delivered under the Plan by 2,800,000 to 11,488,392, with no more than 1,260,000 of such additional shares able to be used for awards other than stock options and to reduce the number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year from 8,000,000 to 2,000,000.  As of July 1, 2006, there were 2,222,283 shares available for grant under the Plan.  The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.  Participation in the Plan is limited to Directors and those key employees selected by the compensation committee.  The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events.  All stock options issued under the Plan expire no later than ten years from the date of grant.  The Company believes that the current level of authorized shares is sufficient to satisfy future option exercises.

There are currently three types of stock options outstanding under the Plan:  basic, performance, and retained options.  Basic options issued prior to May 12, 2005 vest in equal annual installments over a five-year period.  Basic options granted on and subsequently to May 12, 2005 vest in equal annual installments over a four-year period.  Performance options vest upon the achievement of pre-determined performance criteria.  Retained stock options are options that were outstanding prior to the Company’s 2001 acquisition by Berkshire Partners LLC and became fully vested in connection with the 2001 acquisition.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”).  SFAS 123R requires companies to expense the fair value of employee stock options and similar awards.  Effective January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for its share-based payments based on the fair value of the awards at the grant date.  Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company adopted SFAS 123R using the modified prospective application method of transition.  Therefore, prior period financial statements have not been restated.  Under the modified prospective application method, for awards granted prior to January 1, 2006, compensation expense is recorded as options vest subsequent to January 1, 2006 based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures.  For stock options granted subsequent to January 1, 2006, compensation expense will be recorded as options vest based upon the grant-date fair value estimated in accordance with SFAS 123R, with forfeitures estimated at the time of grant.  Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

The fair value of stock options under SFAS 123R is determined using the Black-Scholes option pricing model, which is consistent with our valuation techniques previously utilized for stock options in pro forma footnote disclosure required under SFAS 123.  Prior to the filing of our first Registration Statement on Form S-1 on August 23, 2002 in connection with our initial public offering, we used the minimum value method to value stock options, as provided by SFAS 123, as amended by SFAS 148.  Under SFAS 123R, no compensation expense has been recorded for options recorded under the minimum value method.

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

The adoption of SFAS 123R has resulted in additional pre-tax, share-based compensation expense (a component of selling, general, and administrative expenses) in the amount of approximately $988,000 and $1.9 million related to stock options for the three and six-month periods ended July 1, 2006, than if the Company had continued to account for share-based compensation under APB 25.  The impact on net income for the three-month period ended July 1, 2006 was a reduction of approximately $615,000, or $0.01, on both basic and diluted earnings per share.  The impact on net income for the six-month period ended July 1, 2006 was a reduction of approximately $1.2 million, or $0.02, on both basic and diluted earnings per share.  For the fiscal year ended December 30, 2006, the adoption of SFAS 123R is expected to result in a reduction in net income of approximately $2.4 million, or $0.04 per basic and diluted earnings per share.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized for exercised options and restricted stock that vests to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  This amount is now shown as “Income tax benefit from exercised stock options” on the accompanying unaudited condensed consolidated statement of cash flows.

The income tax benefit from exercised stock options during the six-month period ended July 1, 2006 was approximately $2.4 million.  Prior periods have not been restated.

Prior to the adoption of SFAS 123R, we accounted for stock-based compensation on stock options under the intrinsic value method consistent with APB 25.  Under this method, we recorded compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant.  Forfeitures on stock option awards with expense recorded in accordance with APB 25 were accounted for as they occurred, rather than based on estimates of future forfeitures.  There was no material impact or cumulative effect adjustment required as a result of estimating the impact of future forfeitures on awards previously expensed in accordance with APB 25.  For disclosure purposes only, we also estimated the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of the Company’s common stock.  In our pro forma disclosure we accounted for forfeitures as they occurred, rather than based on estimates of future forfeitures.

The following table provides supplemental information for the three and six-month periods ended July 2, 2005 as if stock-based compensation had been computed under SFAS 123, as amended by SFAS 148:

(dollars in thousands, except per share data)	For the three-month period ended July 2, 2005	For the six-month period ended July 2, 2005
Net income, as reported	$5,450	$19,299
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	433	477
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(798)	(1,181)
Pro forma net income	$5,085	$18,595
Net income per common share:
Basic-as reported	$0.10	$0.34
Basic-pro forma	$0.09	$0.33
Diluted-as reported	$0.09	$0.32
Diluted-pro forma	$0.08	$0.31

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the six-month period ended July 1, 2006:

Basic Stock Options

	Basic stock options	Weighted- average exercise price per share	Weighted- average grant-date fair value
Outstanding, December 31, 2005	4,844,128	$6.23	$2.76
Granted	184,600	$33.73	$15.34
Exercised	(236,280)	$4.29	$2.04
Forfeited	(17,000)	$31.43	$12.66
Expired	—	$—	$—
Outstanding, July 1, 2006	4,775,448	$7.29	$3.25
Exercisable, July 1, 2006	2,918,007	$4.34	$1.89

During the three months ended July 1, 2006, the Company granted 37,800 basic stock options.  In connection with this grant of basic stock options, the Company recognized approximately $16,000 in compensation expense during the three-month period ended July 1, 2006.

During the six months ended July 1, 2006, the Company granted 184,600 basic stock options.  In connection with this grant of basic stock options, the Company recognized approximately $199,000 in compensation expense during the six-month period ended July 1, 2006.

A summary of basic stock options outstanding and exercisable at July 1, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value
$3-$5	3,383,128	5.27 years	$3.14	$1.29	2,577,767	5.25 years	$3.12	$1.29
$6-$7	323,400	7.21 years	$6.98	$4.88	86,760	7.21 years	$6.98	$4.88
$13-$17	619,920	7.85 years	$14.88	$6.71	218,480	7.82 years	$14.86	$6.67
$22-$27	240,000	9.05 years	$23.82	$9.52	35,000	8.88 years	$22.10	$8.75
$31-$35	209,000	9.61 years	$33.47	$15.03	—	—-	$—	$—
	4,775,448	6.12 years	$7.29	$3.25	2,918,007	5.55 years	$4.34	$1.89

At July 1, 2006, the aggregate intrinsic value of all outstanding basic options is approximately $92.9 million, and the aggregate intrinsic value of currently exercisable basic options is approximately $64.5 million.  The intrinsic value of basic options exercised during the three and six-month periods ended July 1, 2006 was approximately $4.5 million and $6.7 million.  At July 1, 2006, the total estimated compensation cost related to non-vested basic options not yet recognized is approximately $7.4 million with a weighted-average expense recognition period of 3.06 years.

Performance Stock Options

	Performance stock options	Weighted- average exercise price per share	Weighted- average grant-date fair value
Outstanding, December 31, 2005	600,000	$25.06	$9.40
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, July 1, 2006	600,000	$25.06	$9.40
Exercisable, July 1, 2006	—	$—	$—

A summary of performance stock options outstanding and exercisable at July 1, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted average grant-date fair value
$22-$32	600,000	9.03 years	$25.06	$9.40	—	—	$—	$—

At July 1, 2006, the aggregate intrinsic value of all outstanding performance options is approximately $1.8 million.  No performance options are currently exercisable.  At July 1, 2006, the total estimated compensation cost related to non-vested performance options not yet recognized is approximately $4.3 million with a weighted-average expense recognition period of 2.91 years.

Retained Stock Options

	Retained stock options	Weighted- average exercise price per share
Outstanding, December 31, 2005	1,708,270	$0.75
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, July 1, 2006	1,708,270	$0.75
Exercisable, July 1, 2006	1,708,270	$0.75

The weighted-average contractual life of the 1,708,270 retained stock options outstanding and exercisable as of July 1, 2006 is 5.13 years.  At July 1, 2006, the aggregate intrinsic value of all outstanding retained options, which are all currently exercisable, is approximately $43.9 million.

The weighted-average contractual life for the basic, performance, and retained stock options in aggregate as of July 1, 2006 is approximately 6.13 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six-month period ended July 1, 2006:

For the
six-month
period ended
July 1, 2006
Volatility	38.89%
Risk-free interest rate	4.69%
Expected term (years)	6.0
Dividend yield	—

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

Restricted Stock

All restricted stock awards issued under the plan vest based upon continued service.  Restricted stock awards vest in equal annual installments over a four-year period or cliff vest after a three or four-year period. As noted above, the fair value of restricted stock is determined based on the number of shares granted and the quoted closing price of our common stock on the date of grant.

The following table summarizes our restricted stock award activity during the six-month period ended July 1, 2006:

Restricted
stock

Outstanding, December 31, 2005	134,270
Granted	90,200
Vested	(2,500)
Forfeited	(8,000)
Outstanding, July 1, 2006	213,970

During the three-month period ended July 1, 2006, the Company granted 16,000 shares of restricted stock to employees.  In connection with this issuance, we recorded approximately $16,000 of compensation expense.

During the six-month period ended July 1, 2006, the Company granted 90,200 shares of restricted stock to employees. Compensation expense recorded during the six-month period ended July 1, 2006 for all restricted stock awards totaled approximately $618,000.  The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $4.8 million as of July 1, 2006.

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Basic options	Performance options	Restricted stock	Total
2006 (period from July 2 through December 30)	$1,192	$755	$735	$2,682
2007	2,496	1,508	1,462	5,466
2008	2,385	1,520	1,435	5,340
2009	1,217	540	1,051	2,808
2010	101	—	115	216
Total	$7,391	$4,323	$4,798	$16,512

NOTE 10 — SEGMENT INFORMATION:

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 1, 2006	% of Total	July 2, 2005	% of Total	July 1, 2006	% of Total	July 2, 2005	% of Total

Net sales:
Wholesale-Carter’s	$84,095	30.3%	$86,046	44.7%	$186,456	32.5%	$185,000	46.4%
Wholesale-OshKosh	20,411	7.3%	—	—	49,092	8.5%	—	—
Retail-Carter’s	71,395	25.7%	67,497	35.1%	140,463	24.5%	135,261	33.9%
Retail-OshKosh	50,703	18.3%	—	—	93,015	16.2%	—	—
Mass Channel-Carter’s	50,973	18.4%	38,957	20.2%	104,998	18.3%	78,446	19.7%
Total net sales	$277,577	100.0%	$192,500	100.0%	$574,024	100.0%	$398,707	100.0%

Operating income:		% of net sales		% of net sales		% of net sales		% of net sales
Wholesale-Carter’s	$12,982	15.4%	$12,945	15.0%	$33,420	17.9%	$32,977	17.8%
Wholesale-OshKosh	1,237	6.1%	—	—	4,590	9.3%	—	—
Retail-Carter’s	9,085	12.7%	11,363	16.8%	20,345	14.5%	22,648	16.7%
Retail-OshKosh	2,602	5.1%	—	—	2,832	3.0%	—	—
Mass Channel-Carter’s	5,721	11.2%	2,786	7.2%	13,898	13.2%	6,815	8.7%
Mass Channel-OshKosh (a)	706	—	—	—	836	—	—	—
Segment operating Income	32,333	11.6%	27,094	14.1%	75,921	13.2%	62,440	15.7%
Other reconciling items (b)	(10,920)	(3.9)%	(14,028)	(7.3)%	(22,233)	(3.9)%	(22,082)	(5.5)%
Total operating Income	$21,413	7.7%	$13,066	6.8%	$53,688	9.4%	$40,358	10.1%

(a)          OshKosh mass channel consists of a licensing agreement with Target Stores.  Operating income consists of royalty income, net of related expenses.

(b)         The three and six-month periods ended July 2, 2005 include $4.6 million of charges related to the closure of the Company’s sewing facilities in Mexico.

NOTE 11 — RESTRUCTURING AND CLOSURE COSTS:

In connection with the Acquisition, management has developed a plan to restructure and integrate the operations of OshKosh.  In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities have been established for OshKosh severance and relocation, lease termination costs associated with the closure of OshKosh’s 15 Lifestyle stores and 14 outlet stores in fiscal 2005, one outlet store closure in fiscal 2006, contract termination costs, and other exit costs.  These liabilities also cover costs related to the closure of the OshKosh Choloma, Honduras sewing facility, Uman, Mexico sewing facility, and Liberty, Kentucky distribution center.  The Choloma, Honduras and Liberty, Kentucky facilities were closed during the fourth quarter of fiscal 2005.  The Uman, Mexico facility was closed during the first quarter of fiscal 2006.  We expect to pay these liabilities during fiscal 2006 and the first half of fiscal 2007.

The following table summarizes restructuring activity related to the Acquisition:

(dollars in thousands)	Severance and relocation	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Payments	(2,304)	(71)	(468)	(934)	(3,777)
Adjustments to cost in excess of fair value of net assets acquired	673	(78)	—	(168)	427
Balance at December 31, 2005	8,209	1,926	6,552	898	17,585
Payments	(4,167)	(804)	(3,331)	(399)	(8,701)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at July 1, 2006	$3,262	$1,292	$3,401	$200	$8,155

In May 2005, we decided to exit two sewing facilities in Mexico.  The total number of employees initially terminated was approximately 1,124.  Thirty-six employees were retained through July 2006.  Production at these facilities ceased on August 5, 2005.

As a result of these closures, in fiscal 2005, we recorded total charges of $8.4 million including $4.6 million of severance charges, $1.3 million of lease termination charges, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs.  During the first half of fiscal 2006, we recorded total charges of $91,000 including $74,000 of severance charges and $17,000 of other exit costs.

Restructuring provisions recorded as a result of these closures are as follows and are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	December 31, 2005 reserves	Provisions	Payments	July 1, 2006 reserves
Severance and other termination benefits	$370	$74	$(266)	$178
Lease termination costs	813	—	(211)	602
Other exit costs	150	17	(167)	—
Total	$1,333	$91	$(644)	$780

NOTE 12 — EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted-average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive shares of common stock, including basic and retained stock options and unvested restricted stock, that were outstanding during the period.  Share and per share amounts for prior periods have been adjusted to reflect the stock split described in Note 8.  All such stock options are reflected in the denominator using the treasury stock method.  This method assumes that shares are issued for stock options that are “in the money,” but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of Carter’s, Inc.’s stock for the respective periods.  Unvested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price.

For the three and six months ended July 1, 2006, anti-dilutive shares of 370,400 and performance-based options of 600,000, were excluded from the computations of diluted earnings per share.  For the three and six months ended July 2, 2005, anti-dilutive shares of 92,000 and 237,000, respectively, and performance based options of 400,000, were excluded from the components of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$9,018,000	$5,450,000	$24,804,000	$19,299,000
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,877,753	57,159,886	57,793,393	57,046,684
Diluted effect of unvested restricted stock	42,322	1,826	38,786	1,434
Dilutive effect of stock options	3,263,416	3,481,698	3,328,006	3,466,546
Diluted number of common and common equivalent shares outstanding	61,183,491	60,643,410	61,160,185	60,514,664

Basic net income per common share	$0.16	$0.10	$0.43	$0.34
Diluted net income per common share	$0.15	$0.09	$0.41	$0.32

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing FIN 48 and has not determined the impact, if any, of the adoption of FIN 48.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2006 reflect our financial position as of July 1, 2006.  The second quarter and first half of fiscal 2005 ended on July 2, 2005.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company, acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (the “Acquisition”).  Results of operations for the three and six-month periods ended July 1, 2006 include the operations of OshKosh for the entire period.  Results for the three and six-month periods ended July 2, 2005 do not include the operations of OshKosh.

As part of financing the Acquisition, we refinanced our existing debt (the “Refinancing”), including our former senior credit facility and repurchased our outstanding 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”).  Financing for the Transaction was provided by a new $500 million Term Loan 1 and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) (altogether, the “Senior Credit Facility”).  Subsequent to the Refinancing, we have repaid $106.1 million under our Term Loan 1 resulting in a balance of $393.9 million at July 1, 2006.

As a result of the Refinancing, we have had a significant increase in interest costs with weighted-average borrowings of $416.5 million at an effective interest rate of 6.46% for the six-month period ended July 1, 2006 as compared to weighted-average borrowings of $169.1 million at an effective interest rate of 8.98% for the six-month period ended July 2, 2005.  Additionally, we have acquired certain indefinite-lived intangible assets in connection with the Acquisition.  Such assets include licensing agreements and leasehold interests, which will result in annual amortization expense of $4.7 million in fiscal 2006, $4.4 million in fiscal 2007, $4.1 million in fiscal 2008, $3.7 million in fiscal 2009, and $1.8 million in fiscal 2010.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is estimated to result in a reduction in fiscal 2006 net income of approximately $2.4 million, or approximately $0.04 per diluted share.  The impact of adopting SFAS 123R is discussed further in Note 9 to the accompanying unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Wholesale sales:
Carter’s	30.3%	44.7%	32.5%	46.4%
OshKosh	7.3	—	8.5	—
Total wholesale sales	37.6	44.7	41.0	46.4

Retail store sales:
Carter’s	25.7	35.1	24.5	33.9
OshKosh	18.3	—	16.2	—
Total retail store sales	44.0	35.1	40.7	33.9

Mass channel sales	18.4	20.2	18.3	19.7

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	65.0	65.7	64.2	64.4

Gross profit	35.0	34.3	35.8	35.6
Selling, general, and administrative expenses	29.7	26.6	28.8	25.9
Closure costs	—-	2.4	—-	1.1
Royalty income	(2.4)	(1.5)	(2.4)	(1.5)

Operating income	7.7	6.8	9.4	10.1
Interest expense, net	2.5	2.1	2.5	2.1

Income before income taxes	5.2	4.7	6.9	8.0
Provision for income taxes	2.0	1.9	2.6	3.2

Net income	3.2%	2.8%	4.3%	4.8%

Number of retail stores at end of period:
Carter’s	200	185	200	185
OshKosh	143	—	143	—
Total	343	185	343	185

Three and six-month periods ended July 1, 2006 compared to the three and six-month periods ended July 2, 2005

CONSOLIDATED NET SALES

In the second quarter of fiscal 2006, consolidated net sales increased $85.1 million, or 44.2%, to $277.6 million.  This increase reflects growth in our Carter’s brand mass channel and retail businesses and includes $71.1 million in net sales from OshKosh.  In the first half of fiscal 2006, consolidated net sales increased $175.3 million, or 44.0%, to $574.0 million.  This increase reflects growth in all channels of distribution and includes $142.1 million in net sales from OshKosh.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 1, 2006	% of Total	July 2, 2005	% of Total	July 1, 2006	% of Total	July 2, 2005	% of Total

Net sales:
Wholesale-Carter’s	$84,095	30.3%	$86,046	44.7%	$186,456	32.5%	$185,000	46.4%
Wholesale-OshKosh	20,411	7.3%	—	—	49,092	8.5%	—	—
Retail-Carter’s	71,395	25.7%	67,497	35.1%	140,463	24.5%	135,261	33.9%
Retail-OshKosh	50,703	18.3%	—	—	93,015	16.2%	—	—
Mass Channel-Carter’s	50,973	18.4%	38,957	20.2%	104,998	18.3%	78,446	19.7%
Total net sales	$277,577	100.0%	$192,500	100.0%	$574,024	100.0%	$398,707	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales decreased 2.3% in the second quarter of fiscal 2006 to $84.1 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $1.8 million in the second quarter of fiscal 2006, or 2.4%, to $76.0 million.  This increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 7% increase in units shipped, partially offset by a 5% decrease in average sales per unit as compared to the second quarter of fiscal 2005.  The increase in units shipped during the second quarter of fiscal 2006 was driven by growth in our baby and playwear product categories.  The decrease in average sales per unit as compared to the second quarter of fiscal 2005 was driven primarily by an increase in sales in our baby product category, which generally carries lower average prices and higher margins than our playwear and sleepwear product categories.

Carter’s brand wholesale sales increased 0.8% in the first half of fiscal 2006 to $186.5 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $6.2 million in the first half of fiscal 2006, or 3.7%, to $172.7 million.  The increase in Carter’s brand wholesale sales during the first half of fiscal 2006, excluding off-price sales, was driven by a 7% increase in units shipped partially offset by a 3% decrease in average sales per unit.  The increase in units shipped was driven by growth in our baby and playwear product categories.  The decrease in average sales per unit as compared to the first half of fiscal 2005 was driven by increased sales in our baby product category.

Off-price sales decreased $3.7 million in the second quarter of fiscal 2006, or 31.6%, to $8.1 million due to a 38% decrease in units shipped and a 6% increase in average prices.  Off-price sales decreased $4.7 million in the first half of fiscal 2006, or 25.5%, to $13.8 million, due to a 17% decrease in units shipped and a 9% decrease in average price per unit compared to the first half of fiscal 2005.  The decrease in units shipped in the second quarter and first half of fiscal 2006 resulted from lower levels of excess inventory available to be sold and average prices fluctuated due to the mix of available excess inventory.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales were $20.4 million for the second quarter of fiscal 2006 and $49.1 million for the first half of fiscal 2006.  As the Acquisition was completed on July 14, 2005, all sales from OshKosh brand products are incremental to our results.  Since the Acquisition, we have reduced the number of OshKosh wholesale brands from three brands to one brand-OshKosh B’Gosh, significantly reduced the number of styles in order to improve productivity, exited unprofitable and marginally profitable customer relationships, and began working with our key customers to build plans for growth.

MASS CHANNEL SALES

Mass channel sales increased $12.0 million in the second quarter of fiscal 2006, or 30.8%, to $51.0 million.  The increase was driven by increased sales of $10.2 million, or 45.4%, of our Child of Mine brand to Wal-Mart and increased sales of $1.8 million, or 10.9%, of our Just One Year brand to Target.  The growth in second quarter sales resulted primarily from additional floor space in existing stores and increased productivity at both Wal-Mart and Target, which we estimate contributed $10.0 million of this increase.

Mass channel sales increased $26.6 million in the first half of fiscal 2006, or 33.8%, to $105.0 million.  The increase was driven by increased sales of $17.9 million, or 36.8%, of our Child of Mine brand to Wal-Mart and increased sales of $8.7 million, or 29.1%, of our Just One Year brand to Target.  The growth in first half sales resulted primarily from additional floor space in existing stores and increased productivity at both Wal-Mart and Target, which we estimate contributed $22.0 million of this increase.

CARTER’S BRAND RETAIL STORES

Carter’s brand retail store sales increased $3.9 million in the second quarter of fiscal 2006, or 5.8%, to $71.4 million.  The increase was driven by incremental sales of $4.7 million generated by new store openings and a comparable store sales increase of $1.2 million, or 1.8%, based on 174 locations, partially offset by the impact of store closures of $2.0 million.  On a comparable store basis, transactions were up 1.9% and units per transaction increased 3%, as compared to the second quarter of fiscal 2005.  These increases were driven by increased promotional activity during the second quarter of fiscal 2006 which led to a decline in average prices of 3.0%.

Carter’s brand retail store sales increased $5.2 million in the first half of fiscal 2006, or 3.8%, to $140.5 million.  The increase was driven by incremental sales of $8.7 million generated by new store openings, partially offset by a comparable store sales decrease of $0.3 million, or (0.2%), based on 174 locations, and the impact of store closures of $3.2 million.  On a comparable store basis, transactions were down 0.6%, as compared to the first half of fiscal 2005.  Average prices and units per transaction during the first half were flat as compared to the first half of fiscal 2005.

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales for such store will continue to be included in the comparable store calculation.  If a store relocates to another center or there is a material change in square footage, such store is treated as a new store.  Stores that are closed are included in the comparable store sales calculation up to the date of closing.

There were a total of 200 Carter’s brand retail stores as of July 1, 2006.  During the second quarter of fiscal 2006, we opened four stores and closed three stores.  We plan to open 30 and close 6 Carter’s brand retail stores during fiscal 2006.  During the first half of fiscal 2006, we opened 11 stores and closed four stores.

OSHKOSH BRAND RETAIL STORES

OshKosh brand retail stores contributed $50.7 million and $93.0 million in net sales in the second quarter and first half of fiscal 2006.  As the Acquisition was completed on July 14, 2005, all sales from our OshKosh retail stores are incremental to our results.

There were a total of 143 OshKosh brand retail stores as of July 1, 2006.  During the second quarter of fiscal 2006, we opened one store.  We plan to open 14 and close three OshKosh brand retail stores during fiscal 2006.  During the first half of fiscal 2006, we opened two stores and closed one store.

GROSS PROFIT

Our gross profit increased $31.2 million, or 47.2%, to $97.2 million in the second quarter of fiscal 2006.  Gross profit as a percentage of net sales was 35.0% in the second quarter of fiscal 2006 as compared to 34.3% in the second quarter of fiscal 2005.  Our gross profit increased $63.6 million, or 44.8%, to $205.4 million in the first half of fiscal 2006.  Gross profit as a percentage of net sales was 35.8% in the first half of fiscal 2006 as compared to 35.6% in the first half of fiscal 2005.

The increase in gross margin as a percentage of net sales during the second quarter and first half of 2006 reflects:

(i)                                     significant growth in our higher margin retail business, resulting from the Acquisition of the OshKosh brand retail stores (consolidated retail sales increased from 35.1% of total sales in the second quarter of fiscal 2005 to 44.0% of total sales in the second quarter of fiscal 2006 and from 33.9% of total sales in the first half of fiscal 2005 to 40.7% of total sales in the first half of fiscal 2006); and

(ii)                                  accelerated depreciation of $0.9 million recorded in the second quarter of fiscal 2005 in connection with the closure of our Carter’s sewing facilities in Mexico.

Partially offsetting this increase was:

(i)                                     growth in our lower margin mass channel business, which was up 30.8% in sales in the second quarter of fiscal 2006 and 33.8% in the first half of fiscal 2006; and

(ii)                                  the impact of lower margin OshKosh brand wholesale sales relative to Carter’s brand wholesale sales.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2006 increased $31.2 million, or 60.9%, to $82.5 million.  As a percentage of net sales, selling, general, and administrative expenses in the second quarter of fiscal 2006 were 29.7% as compared to 26.6% in the second quarter of fiscal 2005.

The increase in selling, general, and administrative expenses as a percentage of net sales in the second quarter of fiscal 2006 was impacted primarily by:

(i)                                     higher retail store cost structure at OshKosh as retail store selling, general, and administrative expenses, which comprised approximately 43.5% of consolidated selling, general, and administrative expenses during the second quarter of fiscal 2006, grew from 26.2% of retail sales in the second quarter of fiscal 2005 to 29.4% of retail sales in the second quarter of fiscal 2006;

(ii)                amortization of OshKosh intangible assets including a charge of $1.2 million related to OshKosh licensing agreements and leasehold interests capitalized in connection with the Acquisition; and

(iii)             incremental stock-based compensation expense of approximately $1.0 million resulting from the adoption of SFAS 123R as further discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Partially offsetting these increases were:

(i)                   a decline in distribution costs as a percentage of sales from 4.7% in the second quarter of fiscal 2005 to 4.5% in the second quarter of fiscal 2006, driven primarily by efficiencies gained from increased leverage of fixed costs on higher unit volumes at our distribution centers in Georgia and changing our third-party logistics provider on the west coast, primarily for our mass channel customers; and

(ii)                effectively managing the growth in spending to a rate lower than the growth in net sales.

Selling, general, and administrative expenses in the first half of fiscal 2006 increased $62.2 million, or 60.3%, to $165.4 million.  As a percentage of net sales, selling, general, and administrative expenses in the first half of fiscal 2006 were 28.8% as compared to 25.9% in the first half of fiscal 2005.

The increase in selling, general, and administrative expenses as a percentage of net sales in the first half of fiscal 2006 was impacted primarily by:

(i)                                     higher retail store cost structure at OshKosh as retail store selling, general, and administrative expenses, which comprised approximately 41.7% of consolidated selling, general, and administrative expenses during the first half of fiscal 2006, grew from 26.1% of retail sales in the first half of fiscal 2005 to 29.6% of retail sales in the first half of fiscal 2006;

(ii)                                  amortization of OshKosh intangible assets including a charge of $2.4 million related to OshKosh licensing agreements and leasehold interests capitalized in connection with the Acquisition; and

(iii)                               incremental stock-based compensation expense of $1.9 million resulting from the adoption of SFAS 123R as further discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Partially offsetting these increases were:

(i)                                     a decline in distribution costs as a percentage of sales from 4.6% in the first half of fiscal 2005 to 4.4% in the first half of fiscal 2006, driven primarily by efficiencies gained from increased leverage of fixed costs on higher unit volumes at our distribution centers in Georgia and changing our third-party logistics provider on the west coast, primarily for our mass channel customers; and

(ii)                                  effectively managing the growth in spending to a rate lower than the growth in net sales.

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

In the first half of fiscal 2006, in connection with these closures, we recorded costs of $91,000, including $74,000 of severance and $17,000 of other exit costs.

ROYALTY INCOME

Our royalty income increased $3.8 million to $6.7 million in the second quarter of fiscal 2006 and increased $7.5 million to $13.8 million in the first half of fiscal 2006.

We license the use of our Carter’s, Carter’s Classics, Just One Year, and Child of Mine brands.  Royalty income from these brands was approximately $3.3 million in the second quarter of fiscal 2006, an increase of 16.6%, or $0.5 million, as compared to the second quarter of fiscal 2005.  This increase was driven primarily by increased sales by our Carter’s and Child of Mine brand licensees.

Royalty income from these brands was approximately $7.1 million in the first half of fiscal 2006, an increase of 12.7%, or $0.8 million, as compared to the first half of fiscal 2005.  This increase was driven primarily by increased sales by our Carter’s and Child of Mine brand licensees.

As a result of the Acquisition, we license the use of our OshKosh B’Gosh and Genuine Kids from OshKosh brands.  Royalty income from these brands was approximately $3.4 million during the second quarter of fiscal 2006, including $1.7 million from international royalty income.  During the first half of fiscal 2006, royalty income from these brands was $6.7 million, including $3.6 million from international royalty income.

OPERATING INCOME

As a result of the factors described above, operating income increased $8.3 million, or 63.9%, to $21.4 million in the second quarter of fiscal 2006 and increased $13.3 million, or 33.0%, to $53.7 million in the first half of fiscal 2006.

INTEREST EXPENSE, NET

Interest expense in the second quarter of fiscal 2006 increased $2.9 million, or 70.9%, to $6.9 million.  The increase is attributable to the impact of additional borrowings associated with the Acquisition and Refinancing.  Weighted-average borrowings in the second quarter of fiscal 2006 were $406.3 million at an effective interest rate of 6.70% as compared to weighted-average borrowings in the second quarter of fiscal 2005 of $159.9 million at an effective interest rate of 9.24%.

Interest expense in the first half of fiscal 2006 increased $5.4 million, or 63.3%, to $13.8 million.  The increase is also attributable to the impact of additional borrowings associated with the Acquisition and Refinancing.  Weighted-average borrowings in the first half of fiscal 2006 were $416.5 million at an effective interest rate of 6.46% as compared to weighted-average borrowings in the first half of fiscal 2005 of $169.1 million at an effective interest rate of 8.98%.

INCOME TAXES

Our effective tax rate was 37.7% for the second quarter and 37.8% for the first half of fiscal 2006 as compared to 39.5% for the second quarter and first half of fiscal 2005.  The decrease in the effective tax rate was due primarily to lower state taxable income.

NET INCOME

As a result of the factors noted above, our second quarter fiscal 2006 net income increased to approximately $9.0 million compared to approximately $5.5 million in the second quarter of fiscal 2005.  Our net income for the first half of fiscal 2006 increased to approximately $24.8 million as compared to approximately $19.3 million in the first half of fiscal 2005.

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

Net accounts receivable at July 1, 2006 were $103.2 million compared to $82.0 million at July 2, 2005 and $96.1 million at December 31, 2005.  The increase as compared to July 2, 2005 reflects $15.9 million of OshKosh receivables and growth in Carter’s brand mass channel and wholesale sales.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 1, 2006 is not comparable to the net accounts receivable balance at December 31, 2005.

Net inventories at July 1, 2006 were $190.5 million compared to $139.6 million at July 2, 2005 and $188.5 million at December 31, 2005.  This increase as compared to July 2, 2005 is due primarily to $54.7 million of OshKosh inventory.  Due to the seasonal nature of our operations, net inventories at July 1, 2006 are not comparable to net inventories at December 31, 2005.

Net cash used in operating activities for the first half of fiscal 2006 was $2.7 million compared to net cash provided by operating activities of $22.6 million in the first half of fiscal 2005.  The change in net cash used in operating activities in the first half of fiscal 2006 compared to the first half of fiscal 2005 was driven by significant reductions in accounts payable and other current liabilities and increases in accounts receivable and inventory levels.  Such changes in working capital were driven by timing of payments to vendors and shipments to customers and Acquisition-related payments as described below.

We invested $7.5 million in capital expenditures during the first half of fiscal 2006 compared to $5.9 million during the first half of fiscal 2005.  We plan to invest an additional $31 million to $36 million in capital expenditures during the remainder of fiscal 2006.  Major investments are likely to include retail store openings and remodelings, investments in information technology, and fixturing programs for wholesale and mass channel customers.

In connection with the Acquisition, we have developed an integration plan that includes costs related to severance and relocation, facility and store closings, and contract terminations.  The following liabilities, included in our other current liabilities in the accompanying unaudited condensed consolidated financial statements, were established at the closing of the Acquisition and will be funded by cash flows from operations and borrowings under our Revolver:

(dollars in thousands)	Severance and relocation costs	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at December 31, 2005	$8,209	$1,926	$6,552	$898	$17,585
Payments	(4,167)	(804)	(3,331)	(399)	(8,701)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at July 1, 2006	$3,262	$1,292	$3,401	$200	$8,155

As a result of the Refinancing, we have had a significant increase in interest costs, with weighted-average borrowings of $416.5 million at an effective interest rate of 6.46% for the six-month period ended July 1, 2006 as compared to weighted-average borrowings of $169.1 million at an effective interest rate of 8.98% for the six-month period ended July 2, 2005.

On April 28, 2006, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Credit Facility.  Amendment No. 1 reduced the Company’s interest rate by refinancing the existing Term Loan B (initially priced at LIBOR + 1.75% with a leverage-based pricing grid ranging from LIBOR + 1.50% to LIBOR + 1.75%) with a new Term Loan 1 having an applicable rate of LIBOR + 1.50% with no leverage-based pricing grid.  If the Company makes any optional prepayments of its Term 1 Loans prior to the one-year anniversary of the Amendment No. 1 in connection with any repricing transaction, the Company will be required to pay a prepayment premium of 1% of the amount of such Term 1 Loans being prepaid.

On March 24, 2006, we made a $9.0 million prepayment on our term loan; on May 25, 2006 we made a $15.0 million prepayment on our term loan; and on June 30, 2006 we made a $10.0 million prepayment on our term loan.

At July 1, 2006, we had approximately $393.9 million in Term Loan 1 borrowings and no borrowings under our Revolver, exclusive of approximately $15.1 million of outstanding letters of credit.  At December 31, 2005, we had approximately $430.0 million in Term Loan 1 borrowings and no borrowings under our Revolver, exclusive of approximately $20.2 million of outstanding letters of credit.

Principal borrowings under our Term Loan 1 are due and payable in quarterly installments of $1.0 million through June 30, 2012, with the remaining balance of $370.0 million due on July 14, 2012.

Amendment No. 1 also lowered the threshold for permitting restricted payments by raising the required leverage ratio (as defined) from 1.5 times to 2.5 times provided the Company has revolving loan commitments of $75.0 million available.

Our Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan 1 debt.  The swap agreement matures on July 30, 2010.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate Term Loan 1 debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.

Our Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our Revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount of amounts outstanding under our Revolver on or before July 14, 2011 and amounts outstanding under our Term Loan 1 on or before July 14, 2012.

EFFECTS OF INFLATION AND DEFLATION

We are affected by inflation and changing prices primarily through the sourcing of our products, increased operating costs and expenses, and fluctuations in interest rates.  The effects of inflation on our net sales and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  While we have been successful in offsetting such deflationary pressures through product improvements and lower costs with the expansion of our global sourcing network, if deflationary pricing trends outpace our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

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

We contract with a third-party service to provide us with the fair value of cooperative (“co-op”) advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $435,000 and $1,528,000 in the second quarter and first half of fiscal 2006 and $442,000 and $1,609,000 in the second quarter and first half of fiscal 2005 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of July 1, 2006, we had approximately $605.4 million in cost in excess of fair value of net assets acquired and tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at the Acquisition to be approximately $102 million also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten and twelve percent for Carter’s and OshKosh, respectively.  The tradenames were determined to have indefinite lives.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of cost in excess of fair value of net assets acquired is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

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

Stock-based compensation arrangements:  The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R.  The Company adopted SFAS 123R using the modified prospective application method of transition.  The Company uses the Black-Scholes option pricing model, which requires the use of subjective assumptions.  These assumptions include the following:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing FIN 48 and has not determined the impact, if any, of the adoption of FIN 48.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2006 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  The factors that could cause actual results to materially differ include a decrease in sales to, or the loss of one or more of our key customers, the acceptance of our products in the marketplace, deflationary pressures on our prices, disruptions in foreign supply sources, negative publicity, increased competition in the baby and young children’s apparel market, our substantial leverage, which increases our exposure to interest rate risk, the impact of governmental regulations and environmental risks applicable to our business, our ability to identify new locations and negotiate appropriate lease terms for our retail stores, our ability to attract and retain key individuals within the organization, and seasonal fluctuations in the children’s apparel business.  These risks are described in our most recently filed Annual Report on Form 10-K under the heading “Risk Factors.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operation of our business, we have market risk exposures, including those related to foreign currency risk and interest rates. These risks and our strategies to manage our exposure to them are discussed below.

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

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates. As of July 1, 2006, our outstanding debt aggregated $393.9 million, of which $126.7 million bore interest at a variable rate. An increase of 1% in the applicable rate would increase our annual interest cost by $1.3 million, exclusive of variable rate debt subject to our swap and collar agreements described above, and could have an adverse effect on our net income and cash flow.

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

We enter into various purchase order commitments with full-package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Historically, such cancellations and related termination charges have occurred infrequently and have not had a material impact on our business. However, as we rely nearly exclusively on our full package global sourcing network, we expect to incur more of these termination charges, which could increase our cost of goods sold.

ITEM 4.  CONTROLS AND PROCEDURES

(a)              Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)             Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

N/A

ITEM 1A. RISK FACTORS:

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its Annual Meeting of Stockholders on May 11, 2006 (the “Annual Meeting”) for which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The following three matters were voted on by the Company’s stockholders:

Paul Fulton, John R. Welch, and Thomas Whiddon were re-elected as Class III directors to each serve for a three-year term. The following is a schedule of the votes cast:

Nominee	Total Votes For	Total Votes Withheld
Paul Fulton	25,394,310	868,119

John R. Welch	26,131,436	130,993

Thomas Whiddon	25,394,392	868,037

The directors continuing to serve after the Annual Meeting were: Class I directors - David Pulver and Elizabeth A. Smith; Class II directors - Bradley M. Bloom and Frederick J. Rowan, II; and Class III directors - Paul Fulton, John R. Welch, and Thomas Whiddon.

An amendment to the Company’s certification of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 150,000,000 was approved. A total of 23,935,982 votes were cast in favor, 2,321,463 votes were cast against, 4,984 votes were abstentions, and there were no broker non-votes.

An amendment to the Company’s Amended and Restated Annual Incentive Compensation Plan (the “Plan”) to increase the maximum performance-based award that can be granted under the Plan to any individual in any calendar year from $3,000,000 to $5,000,000 was approved. A total of 23,266,397 votes were cast in favor, 780,477 votes were cast against, 664,396 votes were abstentions, and 1,551,159 votes were broker non-votes.

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

CARTER’S, INC.

Date: August 9, 2006	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chief Executive Officer

Date: August 9, 2006	/s/ MICHAEL D. CASEY
Michael D. Casey
Executive Vice President and
Chief Financial Officer