Form 10-Q
period 2006-09-30
CARTERS INC
filed 2006-11-09
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR

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

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 9, 2006
Common stock, par value $0.01 per share	58,868,080

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$29,956	$84,276
Accounts receivable, net	150,835	96,144
Inventories, net	199,849	188,454
Prepaid expenses and other current assets	9,696	6,262
Deferred income taxes	19,739	23,909

Total current assets	410,075	399,045

Property, plant, and equipment, net	79,863	79,458
Tradenames	322,233	322,233
Cost in excess of fair value of net assets acquired	279,756	284,172
Deferred debt issuance costs, net	6,797	8,257
Licensing agreements, net	13,959	17,150
Leasehold interests, net	1,268	1,619
Other assets	5,144	4,793

Total assets	$1,119,095	$1,116,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,984	$3,241
Accounts payable	44,395	63,735
Other current liabilities	79,151	89,627

Total current liabilities	126,530	156,603

Long-term debt	389,915	426,791
Deferred income taxes	126,145	124,439
Other long-term liabilities	22,111	22,250

Total liabilities	664,701	730,083

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 30, 2006 and December 31, 2005	—	—

Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,179,118 shares issued and outstanding at September 30, 2006; 40,000,000 shares authorized, 28,909,729 shares issued and outstanding at December 31, 2005	582	289
Additional paid-in capital	265,345	260,414
Deferred compensation	—	(2,749)
Accumulated other comprehensive income	1,350	1,354
Retained earnings	187,117	127,336

Total stockholders’ equity	454,394	386,644

Total liabilities and stockholders’ equity	$1,119,095	$1,116,727

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except for share data)

 (unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$391,977	$372,158	$966,001	$770,865
Cost of goods sold	244,757	243,497	613,382	500,374

Gross profit	147,220	128,661	352,619	270,491
Selling, general, and administrative expenses	93,496	89,303	258,944	192,542
Closure costs	—	1,509	91	6,078
Royalty income	(7,782)	(7,208)	(21,610)	(13,544)

Operating income	61,506	45,057	115,194	85,415
Loss on extinguishment of debt	—	20,137	—	20,137
Interest expense, net	6,554	7,444	20,367	15,902

Income before income taxes	54,952	17,476	94,827	49,376
Provision for income taxes	19,975	6,898	35,046	19,499

Net income	$34,977	$10,578	$59,781	$29,877

Basic net income per common share	$0.60	$0.18	$1.03	$0.52
Diluted net income per common share	$0.57	$0.17	$0.98	$0.49
Basic weighted-average number of shares outstanding	57,949,783	57,439,850	57,845,521	57,177,740
Diluted weighted-average number of shares outstanding	61,094,141	60,932,056	61,173,247	60,672,620

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the nine-month periods ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$59,781	$29,877
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,272	16,207
Loss on extinguishment of debt	—	20,137
Amortization of inventory step-up	—	10,370
Amortization of debt issuance costs	1,460	1,892
Accretion of debt discount	—	40
Income tax benefit from exercised stock options	(2,472)	5,184
Non-cash stock-based compensation expense	4,349	1,108
Non-cash closure costs	—	113
Loss (gain) on sale of property, plant, and equipment	197	(109)
Deferred income taxes	5,666	(3,134)
Effect of changes in operating assets and liabilities:
Accounts receivable	(54,691)	(36,289)
Inventories	(11,395)	(14,627)
Prepaid expenses and other assets	(3,090)	(1,938)
Accounts payable and other liabilities	(23,310)	5,328

Net cash (used in) provided by operating activities	(5,233)	34,159

Cash flows from investing activities:
Acquisition of OshKosh B’Gosh, Inc., net of cash acquired	—	(309,910)
Capital expenditures	(15,861)	(10,650)
Proceeds from sale of property, plant, and equipment	348	528
Sale of investments	—	60,100
Purchase of investments	—	(50,175)
Collections on loan	—	2,954

Net cash used in investing activities	(15,513)	(307,153)

Cash flows from financing activities:
Proceeds from new term loan	—	500,000
Payments on new term loan	(37,133)	(31,250)
Payments on former term loan	—	(71,326)
Borrowings from revolving loan facility	5,000	—
Payments on revolving loan facility	(5,000)	—
Repayment of 10.875% Senior Subordinated Notes	—	(113,750)
Payment of debt redemption premium	—	(14,015)
Payment of debt issuance costs	—	(10,780)
Income tax benefit from exercised stock options	2,472	—-
Proceeds from exercise of stock options	1,087	1,593

Net cash (used in) provided by financing activities	(33,574)	260,472

Net decrease in cash and cash equivalents	(54,320)	(12,522)
Cash and cash equivalents, beginning of period	84,276	33,265

Cash and cash equivalents, end of period	$29,956	$20,743

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except for share data)

(unaudited)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance at December 31, 2005	$289	$260,414	$(2,749)	$1,354	$127,336	$386,644
Tax benefit from exercise of stock options	—	2,472	—	—	—	2,472
Exercise of stock options (252,288 shares)	2	1,085	—	—	—	1,087
Stock-based compensation expense	—	3,874	—	—	—	3,874
Issuance of common stock (17,172 shares)	—	540	—	—	—	540
Reversal of deferred compensation (see Note 9)	—	(2,749)	2,749	—	—	—
Two-for-one common stock split (see Note 8)	291	(291)	—	—	—	—

Comprehensive income:

Net income	—	—	—	—	59,781	59,781
Unrealized gain on interest rate swap, net of taxes of $242	—	—	—	452	—	452
Unrealized loss on interest rate collar, net of tax benefit of $32	—	—	—	(456)	—	(456)
Total comprehensive income	—	—	—	(4)	59,781	59,777

Balance at September 30, 2006	$582	$265,345	—	$1,350	$187,117	$454,394

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc., and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh B’Gosh, and related labels.  Our products are sourced through contractual arrangements with manufacturers worldwide.  Products are sourced for wholesale distribution to major domestic retailers, including the mass channel, and for our 205 Carter’s brand and 146 OshKosh brand retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company (“TWCC”), acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”).  The accompanying unaudited condensed consolidated financial statements include the operations of OshKosh for the three and nine-month periods ended September 30, 2006.  Financial results for the three and nine-month periods ended October 1, 2005 include the operations of OshKosh for the period from July 14, 2005 through October 1, 2005.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 30, 2006, the results of our operations for the three and nine-month periods ended September 30, 2006 and October 1, 2005, cash flows for the nine-month periods ended September 30, 2006 and October 1, 2005 and changes in stockholders’ equity for the nine-month period ended September 30, 2006.  Except as otherwise noted, all such adjustments consist only of those of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006.  Our accompanying condensed consolidated balance sheet as of December 31, 2005 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2006 reflect our financial position as of September 30, 2006.  The third quarter and first nine months of fiscal 2005 ended on October 1, 2005.

Certain prior year amounts have been reclassified for comparative purposes.

NOTE 3 – BUSINESS COMBINATION AND REFINANCING:

As noted above, on July 14, 2005, we acquired all of the outstanding common stock of OshKosh.  The Acquisition was accounted for under the purchase method of accounting.  The purchase price for the Acquisition, including related fees and expenses, was allocated to the fair value of tangible and identifiable intangible assets and liabilities acquired with the remainder allocated to cost in excess of fair value of net assets acquired.  As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its senior credit facility (“former senior credit facility”) and repurchased $113.8 million of 10.875% Senior Subordinated Notes due 2011 (the “Notes”).  The repurchase of the Notes together with the Refinancing and Acquisition is referred to as the “Transaction.”

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

The proceeds from the Refinancing were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Notes ($113.8 million), pay a redemption premium on the Company’s Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million).  Other Transaction expenses paid prior and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

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

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the Term Loan 1.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan 1 debt.  The swap agreement matures on July 30, 2010.  The unrealized (loss) gain, net of taxes, related to the interest rate swap was ($1.3) million and $0.5 million, respectively, for the three and nine-month periods ended September 30, 2006 and is included within accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.  During the three and nine-month periods ended September 30, 2006, we reclassified approximately $0.5 million and $0.9 million, respectively, related to the swap agreement into earnings.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate Term Loan 1 debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.  The unrealized loss, net of tax benefit, related to the collar was ($0.6) million and ($0.5) million, respectively, for the three and nine-month periods ended September 30, 2006 and is included within accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.

A summary of the Acquisition purchase price allocation is as follows:

(dollars in thousands)
Cash and cash equivalents	$9,500
Investments	18,355
Accounts receivable	15,979
Inventory	86,201
Deferred tax assets	13,453
Property, plant, and equipment	26,107
Tradename	102,000
Licensing agreements	19,100
Leasehold interests	1,833
Other assets	5,075
Accounts payable	(19,052)
Severance and relocation (Note 11)	(9,733)
Other exit costs (Note 11)	(2,167)
Lease termination costs (Note 11)	(7,200)
Contract termination costs (Note 11)	(1,533)
Deferred tax liabilities	(41,800)
Accrued and other liabilities	(39,820)
Cost in excess of fair value of net assets acquired	143,186
$319,484

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

The unaudited pro forma summary reflects the combined Company for the three and nine-month periods ended October 1, 2005, adjusted to reflect increased interest expense, amortization of the capitalized value of OshKosh licensing agreements and leasehold interests, and incremental depreciation expense.

(dollars in thousands, except share data)	For the three-month period ended October 1, 2005	For the nine-month period ended October 1, 2005

Pro forma net sales	$383,065	$944,191
Pro forma net income	$9,892	$20,909
Pro forma basic earnings per share	$0.17	$0.37
Pro forma diluted earnings per share	$0.16	$0.34

NOTE 4 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

In connection with the Acquisition, the Company recorded the cost in excess of fair value of net assets acquired and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

As of September 30, 2006, cost in excess of fair value of net assets acquired and other intangible assets resulting from the Acquisition were as follows:

(dollars in thousands)	Weighted- average useful life	Gross amount	Accumulated amortization

Cost in excess of fair value of net assets acquired	Indefinite	$143,186	$—
OshKosh tradename	Indefinite	$102,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$5,141
Leasehold interests	4.1 years	$1,833	$565

During the three-month period ended September 30, 2006, approximately $0.7 million related to pre-Acquisition tax contingencies were reversed due to the closure of certain tax periods.  This reversal resulted in a corresponding adjustment to cost in excess of fair value of net assets acquired of $0.7 million in accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

Amortization expense for intangible assets subject to amortization was approximately $1.2 million and $3.5 million for the three and nine-month periods ended September 30, 2006.  Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense

2006 (period from October 1 through December 30)	$1,180
2007	4,447
2008	4,106
2009	3,717
2010	1,777

Total	$15,227

As described in Note 2 to our consolidated financial statements in our most recently filed Annual Report on Form 10-K, our existing Carter’s tradename and cost in excess of fair value of net assets acquired have been deemed to have indefinite lives and are not being amortized.  During the three-month period ended September 30, 2006, approximately $2.7 million related to tax contingencies established in connection with the 2001 Acquisition of the Company by Berkshire Partners LLC (the “2001 Acquisition”) were reversed due to the closure of certain tax periods.  This reversal resulted in a corresponding adjustment to cost in excess of fair value of net assets acquired of $2.7 million in accordance with EITF 93-7.

NOTE 5 – INVENTORIES:

Inventories consisted of the following:

(dollars in thousands)	September 30, 2006	December 31, 2005

Finished goods	$199,849	$185,472
Work in process	—	2,336
Raw materials and supplies	—	646

Total	$199,849	$188,454

NOTE 6 – CREDIT FACILITY AMENDMENT:

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

NOTE 7 – EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan, which was frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  We also offer life insurance to current and certain future retirees.

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost – benefits attributed to service during the period	$42	$25	$126	$75
Interest cost on accumulated post-retirement benefit obligation	160	171	477	504
Amortization of prior service cost	23	—	69	—
Total net periodic pension benefit cost	$225	$196	$672	$579

We also have an obligation under a defined benefit plan covering certain former officers.  The components of pension expense charged to operations related to this plan are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Interest cost on accumulated pension benefit obligation	$19	$20	$57	$60

The Company maintains two defined benefit pension plans acquired in connection with the Acquisition.  The benefits under these pension plans were frozen as of December 31, 2005, and cover certain current and former employees of OshKosh.

The Company’s net periodic pension benefit related to these plans is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$—-	$56	$—-	$56
Interest cost	650	735	1,951	735
Expected return on assets	(1,035)	(926)	(3,104)	(926)
Net periodic pension benefit	$(385)	$(135)	$(1,153)	$(135)

See Note 7 “Employee Benefit Plans” to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

NOTE 8 – COMMON STOCK:

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

During the first nine months of fiscal 2006, we issued 17,172 shares of common stock to our non-management board members.

NOTE 9 – STOCK-BASED COMPENSATION:

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

On May 12, 2005, our Board of Directors implemented, and our stockholders approved an amendment to the Plan to increase the number of shares available to be delivered under the Plan by 2,800,000 to 11,488,392, with no more than 1,260,000 of such additional shares able to be used for awards other than stock options and to reduce the number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year from 8,000,000 to 2,000,000.  As of September 30, 2006, there were 2,192,284 shares available for grant under the Plan.  The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.  Participation in the Plan is limited to Directors and those key employees selected by the compensation committee.  The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events.  All stock options issued under the Plan expire no later than ten years from the date of grant.  The Company believes that the current level of authorized shares is sufficient to satisfy future option exercises.

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

The adoption of SFAS 123R has resulted in additional pre-tax, share-based compensation expense (a component of selling, general, and administrative expenses) in the amount of approximately $984,000 and $2.9 million related to stock options for the three and nine-month periods ended September 30, 2006, than if the Company had continued to account for share-based compensation under APB 25.  The impact on net income for the three-month period ended September 30, 2006 was a reduction of approximately $612,000, or $0.01, on both basic and diluted earnings per share.  The impact on net income for the nine-month period ended September 30, 2006 was a reduction of approximately $1.8 million, or $0.03, on both basic and diluted earnings per share.  For the fiscal year ended December 30, 2006, the adoption of SFAS 123R is expected to result in a reduction in net income of approximately $2.4 million, or $0.04 per basic and diluted earnings per share.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized for exercised options and restricted stock that vests to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  This amount is now shown as “Income tax benefit from exercised stock options” on the accompanying unaudited condensed consolidated statement of cash flows.  The income tax benefit from exercised stock options during the nine-month period ended September 30, 2006 was approximately $2.5 million.  Prior periods have not been restated.

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

The following table provides supplemental information for the three and nine-month periods ended October 1, 2005 as if stock-based compensation had been computed under SFAS 123, as amended by SFAS 148:

(dollars in thousands, except per share data)	For the three-month period ended October 1, 2005	For the nine-month period ended October 1, 2005

Net income, as reported	$10,578	$29,877
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	278	755
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(669)	(1,850)
Pro forma net income	$10,187	$28,782
Net income per common share:
Basic-as reported	$0.18	$0.52
Basic-pro forma	$0.18	$0.50
Diluted-as reported	$0.17	$0.49
Diluted-pro forma	$0.17	$0.47

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the nine-month period ended September 30, 2006:

Basic Stock Options

	Basic stock options	Weighted- average exercise price per share	Weighted- average grant-date fair value
Outstanding, December 31, 2005	4,844,128	$6.23	$2.76

Granted	184,600	$33.73	$15.34
Exercised	(252,288)	$4.31	$2.09
Forfeited	(17,000)	$31.43	$12.66
Expired	—	$—	$—

Outstanding, September 30, 2006	4,759,440	$7.30	$3.25

Exercisable, September 30, 2006	3,728,300	$4.21	$1.86

During the nine months ended September 30, 2006, the Company granted 184,600 basic stock options.  In connection with this grant of basic stock options, the Company recognized approximately $350,000 in compensation expense during the nine-month period ended September 30, 2006.

A summary of basic stock options outstanding and exercisable at September 30, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value

$ 3 -$ 5	3,373,128	5.02 years	$3.14	$1.29	3,299,688	4.99 years	$3.11	$1.29
$ 6 -$ 7	317,392	6.96 years	$6.98	$4.88	159,632	6.96 years	$6.98	$4.88
$13 -$17	619,920	7.60 years	$14.88	$6.71	228,480	7.58 years	$14.81	$6.66
$22 -$27	240,000	8.80 years	$23.82	$9.52	35,000	8.63 years	$22.10	$8.75
$31 -$35	209,000	9.36 years	$33.47	$15.03	5,500	8.83 years	$31.43	$12.66
	4,759,440	5.87 years	$7.30	$3.25	3,728,300	5.28 years	$4.21	$1.86

At September 30, 2006, the aggregate intrinsic value of all outstanding basic options was approximately $92.3 million and the aggregate intrinsic value of currently exercisable basic options was approximately $82.7 million.  The intrinsic value of basic options exercised during the three and nine-month periods ended September 30, 2006 was approximately $277,000 and $7.0 million.  At September 30, 2006, the total estimated compensation cost related to non-vested basic options not yet recognized was approximately $6.8 million with a weighted-average expense recognition period of 2.83 years.

Performance Stock Options

	Performance stock options	Weighted- average exercise price per share	Weighted- average grant-date fair value

Outstanding, December 31, 2005	600,000	$25.06	$9.40

Granted	20,000	$24.20	$11.19
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—

Outstanding, September 30, 2006	620,000	$25.04	$9.46

Exercisable, September 30, 2006	—	$—	$—

During the three and nine months ended September 30, 2006, the Company granted 20,000 performance stock options. In connection with this grant of performance stock options, the Company recognized approximately $2,900 in compensation expense during the three and nine-month periods ended September 30, 2006.

A summary of performance stock options outstanding and exercisable at September 30, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value

$22-$32	620,000	8.82 years	$25.04	$9.46	—	—	$—	$—

At September 30, 2006, the aggregate intrinsic value of all outstanding performance options was approximately $1.8 million.  No performance options are currently exercisable.  At September 30, 2006, the total estimated compensation cost related to non-vested performance options not yet recognized was approximately $4.2 million with a weighted-average expense recognition period of 2.90 years.

Retained Stock Options

	Retained stock options	Weighted- average exercise price per share

Outstanding, December 31, 2005	1,708,270	$0.75
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, September 30, 2006	1,708,270	$0.75
Exercisable, September 30, 2006	1,708,270	$0.75

The weighted-average contractual life of the 1,708,270 retained stock options outstanding and exercisable as of September 30, 2006 is 4.88 years.  At September 30, 2006, the aggregate intrinsic value of all outstanding retained options, which are all currently exercisable, was approximately $43.8 million.

The weighted-average contractual life for the basic, performance, and retained stock options in aggregate as of September 30, 2006 was approximately 5.89 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine-month period ended September 30, 2006:

For the
nine-month
period ended
September 30, 2006

Volatility	38.97%
Risk-free interest rate	4.70%
Expected term (years)	6.0
Dividend yield	—

Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of options being valued.  An increase in the expected volatility will increase compensation expense.

Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option.  An increase in the risk-free interest rate will increase compensation expense.

Expected term – This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  An increase in the expected term will increase compensation expense.

Dividend yield – The Company does not have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

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

The following table summarizes our restricted stock award activity during the nine-month period ended September 30, 2006:

Restricted
stock

Outstanding, December 31, 2005	134,270
Granted	100,200
Vested	(4,750)
Forfeited	(8,000)
Outstanding, September 30, 2006	221,720

During the three-month period ended September 30, 2006, the Company granted 10,000 shares of restricted stock to an employee.  In connection with this issuance, we recorded approximately $3,300 of compensation expense.

During the nine-month period ended September 30, 2006, the Company granted 100,200 shares of restricted stock to employees.   Compensation expense recorded during the nine-month period ended September 30, 2006 for all restricted stock awards totaled approximately $987,000.  The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $4.6 million as of September 30, 2006.

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Basic options	Performance options	Restricted stock	Total

2006 (period from October 1 through December 30)	$626	$378	$389	$1,393
2007	2,496	1,516	1,554	5,566
2008	2,383	1,516	1,526	5,425
2009	1,218	740	1,059	3,017
2010	103	90	115	308
Total	$6,826	$4,240	$4,643	$15,709

NOTE 10 – SEGMENT INFORMATION:

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the nine-month periods ended
	September 30, 2006	% of Total	October 1, 2005 (a)	% of Total	September 30, 2006	% of Total	October 1, 2005 (a)	% of Total

Net sales:
Wholesale-Carter’s	$143,624	36.6%	$130,757	35.1%	$330,080	34.2%	$315,757	41.0%
Wholesale-OshKosh	25,778	6.6%	32,644	8.8%	74,870	7.8%	32,644	4.2%
Retail-Carter’s	93,493	23.9%	87,664	23.5%	233,956	24.2%	222,925	28.9%
Retail-OshKosh	62,739	16.0%	63,500	17.1%	155,754	16.1%	63,500	8.2%
Mass Channel-Carter’s	66,343	16.9%	57,593	15.5%	171,341	17.7%	136,039	17.7%
Total net sales	$391,977	100.0%	$372,158	100.0%	$966,001	100.0%	$770,865	100.0%

		% of net sales			% of net sales		% of net sales			% of net sales
Operating income:
Wholesale-Carter’s	$32,750	22.8%	$28,093		21.5%	$66,170	20.0%	$61,070		19.3%
Wholesale-OshKosh	3,806	14.8%	1,231	(b)	3.8%	8,396	11.2%	1,231	(b)	3.8%
Retail-Carter’s	17,435	18.6%	20,941		23.9%	37,780	16.1%	43,589		19.6%
Retail-OshKosh	7,444	11.9%	949	(c)	1.5%	10,276	6.6%	949	(c)	1.5%
Mass Channel-Carter’s	10,746	16.2%	7,302		12.7%	24,644	14.4%	14,117		10.4%
Mass Channel-OshKosh (d)	604	—	63		—	1,440	—	63		—
Segment operating Income	72,785	18.6%	58,579		15.7%	148,706	15.4%	121,019		15.7%
Other reconciling items	(11,279)	(2.9)%	(13,522	)(e)	(3.6)%	(33,512)	(3.5)%	(35,604	)(e)	(4.6)%
Total operating Income	$61,506	15.7%	$45,057		12.1%	$115,194	11.9%	$85,415		11.1%

(a)          Financial results for the three and nine-month periods ended October 1, 2005 include the operations of OshKosh for the period from July 14, 2005 through October 1, 2005.

(b)         The three and nine-month periods ended October 1, 2005 include a charge of $3.3 million related to the amortization of a fair value step-up for wholesale inventory acquired from OshKosh.

(c)          The three and nine-month periods ended October 1, 2005 include a charge of $7.1 million related to the amortization of a fair value step-up for retail store inventory acquired from OshKosh.

(d)         OshKosh mass channel consists of a licensing agreement with Target Stores.  Operating income consists of royalty income, net of related expenses.

(e)          The three and nine-month periods ended October 1, 2005 include $1.5 million and $6.1 million, respectively, of charges related to the closure of the Company’s sewing facilities in Mexico.

NOTE 11 – RESTRUCTURING AND CLOSURE COSTS:

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

The following table summarizes restructuring activity related to the Acquisition:

(dollars in thousands)	Severance and relocation	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Payments	(2,304)	(71)	(468)	(934)	(3,777)
Adjustments to cost in excess of fair value of net assets acquired	673	(78)	—	(168)	427
Balance at December 31, 2005	8,209	1,926	6,552	898	17,585
Payments	(4,687)	(1,349)	(4,068)	(399)	(10,503)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at September 30, 2006	$2,742	$747	$2,664	$200	$6,353

In May 2005, we decided to exit two sewing facilities in Mexico.  The total number of employees initially terminated was approximately 1,124.  Production at these facilities ceased on August 5, 2005.  As a result of these closures, in fiscal 2005, we recorded total charges of $8.4 million, including $4.6 million of severance charges, $1.3 million of lease termination charges, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs.  During the first nine months of fiscal 2005, we recorded total charges of $7.6 million, including $4.2 million of severance charges, $1.3 million of lease termination costs, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.4 million of other exit costs.  During the first nine months of fiscal 2006, we recorded total charges of $91,000, including $74,000 of severance charges and $17,000 of other exit costs.

Restructuring provisions recorded as a result of these closures are as follows and are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	December 31, 2005 reserves	Provisions	Payments	September 30, 2006 reserves

Severance and other termination benefits	$370	$74	$(266)	$178
Lease termination costs	813	—	(752)	61
Other exit costs	150	17	(167)	—

Total	$1,333	$91	$(1,185)	$239

NOTE 12 – EARNINGS PER SHARE:

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

For the three and nine-month periods ended September 30, 2006, anti-dilutive shares of 545,950 and 315,750, respectively, and performance-based options of 620,000, were excluded from the computations of diluted earnings per share.  For the three and nine-month periods ended October 1, 2005, anti-dilutive shares of 56,000 and 148,000 respectively, and performance based options of 400,000, were excluded from the computation of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the nine-month periods ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income	$34,977,000	$10,578,000	$59,781,000	$29,877,000
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,949,783	57,439,850	57,845,521	57,177,740
Diluted effect of unvested restricted stock	35,400	20,554	65,310	1,868
Dilutive effect of stock options	3,108,958	3,471,652	3,262,416	3,493,012
Diluted number of common and common equivalent shares outstanding	61,094,141	60,932,056	61,173,247	60,672,620

Basic net income per common share	$0.60	$0.18	$1.03	$0.52
Diluted net income per common share	$0.57	$0.17	$0.98	$0.49

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing FIN 48 and has not determined the impact, if any, of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS 158”).  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS 158 are effective for the Company as of December 30, 2006, except for the measurement date provisions, which are effective for the Company beginning December 31, 2006.  Based on the Company’s previously reported unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would reduce total stockholders’ equity by approximately $1.4 million.  The adoption of SFAS 158 will not affect our results of operations.  By the time of the adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.  The Company does not believe the adoption of SFAS 158 will have an impact on the Company’s financial covenants.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2006 reflect our financial position as of September 30, 2006.  The third quarter and first nine months of fiscal 2005 ended on October 1, 2005.

On July 14, 2005, Carter’s, Inc., through its wholly-owned subsidiary, The William Carter Company, acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. (the “Acquisition”).  Results of operations for the three and nine-month periods ended September 30, 2006 include the operations of OshKosh for the entire period.  Results for the three and nine-month periods ended October 1, 2005 include the operations of OshKosh for the period from July 14, 2005 through October 1, 2005.

As part of financing the Acquisition, we refinanced our existing debt (the “Refinancing”), including our former senior credit facility and repurchased our outstanding 10.875% Senior Subordinated Notes due 2011 (together with the Acquisition, the “Transaction”).  Financing for the Transaction was provided by a new $500 million Term Loan 1 and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) (altogether, the “Senior Credit Facility”).  Subsequent to the Refinancing, we repaid $107.1 million under our Term Loan 1 resulting in a balance of $392.9 million at September 30, 2006.

As a result of the Refinancing, we experienced a significant increase in interest costs with weighted-average borrowings of $408.8 million at an effective interest rate of 6.3% for the nine-month period ended September 30, 2006 as compared to weighted-average borrowings of $313.9 million at an effective interest rate of 7.4% for the nine-month period ended October 1, 2005.  Additionally, we acquired certain indefinite-lived intangible assets in connection with the Acquisition.  Such assets include licensing agreements and leasehold interests, which will result in annual amortization expense of $4.7 million in fiscal 2006, $4.4 million in fiscal 2007, $4.1 million in fiscal 2008, $3.7 million in fiscal 2009, and $1.8 million in fiscal 2010.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Wholesale sales:
Carter’s	36.6%	35.1%	34.2%	41.0%
OshKosh	6.6	8.8	7.8	4.2
Total wholesale sales	43.2	43.9	42.0	45.2

Retail store sales:
Carter’s	23.9	23.5	24.2	28.9
OshKosh	16.0	17.1	16.1	8.2
Total retail store sales	39.9	40.6	40.3	37.1

Mass channel sales	16.9	15.5	17.7	17.7

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	62.4	65.4	63.5	64.9

Gross profit	37.6	34.6	36.5	35.1
Selling, general, and administrative expenses	23.9	24.0	26.8	25.0
Closure costs	—	0.4	—	0.8
Royalty income	(2.0)	(1.9)	(2.2)	(1.8)

Operating income	15.7	12.1	11.9	11.1
Loss on extinguishment of debt	—	5.4	—	2.6
Interest expense, net	1.7	2.0	2.1	2.1

Income before income taxes	14.0	4.7	9.8	6.4
Provision for income taxes	5.1	1.9	3.6	2.5

Net income	8.9%	2.8%	6.2%	3.9%

Number of retail stores at end of period:
Carter’s	205	186	205	186
OshKosh	146	152	146	152
Total	351	338	351	338

Three and nine-month periods ended September 30, 2006 compared to the three and nine-month periods ended October 1, 2005

CONSOLIDATED NET SALES

In the third quarter of fiscal 2006, consolidated net sales increased $19.8 million, or 5.3%, to $392.0 million.  This increase reflects growth in all of our Carter’s brand distribution channels.  In the first nine months of fiscal 2006, consolidated net sales increased $195.1 million, or 25.3%, to $966.0 million.  This increase reflects the benefit of OshKosh brand sales for the entire period in fiscal 2006 and growth in all of our Carter’s brand distribution channels.

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	Sept 30, 2006	% of Total	Oct 1, 2005	% of Total	Sept 30, 2006	% of Total	Oct 1, 2005	% of Total

Net sales:
Wholesale-Carter’s	$143,624	36.6%	$130,757	35.1%	$330,080	34.2%	$315,757	41.0%
Wholesale-OshKosh	25,778	6.6%	32,644	8.8%	74,870	7.8%	32,644	4.2%
Retail-Carter’s	93,493	23.9%	87,664	23.5%	233,956	24.2%	222,925	28.9%
Retail-OshKosh	62,739	16.0%	63,500	17.1%	155,754	16.1%	63,500	8.2%
Mass Channel-Carter’s	66,343	16.9%	57,593	15.5%	171,341	17.7%	136,039	17.7%
Total net sales	$391,977	100.0%	$372,158	100.0%	$966,001	100.0%	$770,865	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased 9.8% in the third quarter of fiscal 2006 to $143.6 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $10.8 million in the third quarter of fiscal 2006, or 8.7%, to $134.6 million.  This increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 10% increase in units shipped offset by a 1% decrease in average price per unit as compared to the third quarter of fiscal 2005.  The increase in units shipped during the third quarter of fiscal 2006 was driven by growth in all of our product categories.  The decrease in average price per unit as compared to the third quarter of fiscal 2005 was driven primarily by lower average playwear price per unit.

Carter’s brand wholesale sales increased $14.3 million, or 4.5%, in the first nine months of fiscal 2006 to $330.1 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $17.0 million in the first nine months of fiscal 2006, or 5.8%, to $307.3 million.  The increase in Carter’s brand wholesale sales during the first nine months of fiscal 2006, excluding off-price sales, was driven by an 8% increase in units shipped offset by a 2% decrease in average price per unit.  The increase in units shipped was driven by growth in our baby and playwear product categories.  The decrease in average price per unit as compared to the first nine months of fiscal 2005 was driven primarily by lower average playwear and sleepwear price per unit.

Off-price sales increased $2.1 million in the third quarter of fiscal 2006, or 30.4%, to $9.0 million due to a 2% increase in units shipped and a 28% increase in average prices.  Off-price sales decreased $2.6 million in the first nine months of fiscal 2006, or 10.3%, to $22.8 million, due to an 11% decrease in units shipped offset by a 1% increase in average price per unit compared to the first nine months of fiscal 2005.  The decrease in units shipped in the first nine months of fiscal 2006 resulted from lower levels of excess inventory available to be sold and average prices fluctuated due to the mix of available excess inventory.

OSHKOSH WHOLESALE SALES

Since the Acquisition, we have reduced the number of OshKosh wholesale brands from three brands to one brand-OshKosh B’Gosh, significantly reduced the number of styles in order to improve productivity, exited unprofitable and marginally profitable customer relationships, and began working with our key customers to build plans for growth.

Results for the third quarter and first nine months of fiscal 2005 include wholesale sales from the Acquisition date of July 14, 2005 through October 1, 2005 and, therefore, are not comparable to the third quarter and first nine months of fiscal 2006.  OshKosh brand wholesale sales were $25.8 million for the third quarter of fiscal 2006 and $32.6 million for the period from July 14, 2005 through October 1, 2005.  Excluding off-price sales, OshKosh brand wholesale sales were $24.8 million in the third quarter of fiscal 2006 and $28.6 million for the period from July 14, 2005 through October 1, 2005.  OshKosh brand wholesale sales were $74.9 million for the first nine months of fiscal 2006 and excluding off-price sales, OshKosh brand wholesale sales were $69.0 million in the first nine months of fiscal 2006.

MASS CHANNEL SALES

Mass channel sales increased $8.8 million in the third quarter of fiscal 2006, or 15.2%, to $66.3 million.  The increase was driven by increased sales of $5.7 million, or 15.5%, of our Child of Mine brand to Wal-Mart and increased sales of $3.0 million, or 14.7%, of our Just One Year brand to Target.  The growth in third quarter sales was driven by increased productivity and new door growth.

Mass channel sales increased $35.3 million in the first nine months of fiscal 2006, or 25.9%, to $171.3 million.  The increase was driven by increased sales of $23.6 million, or 27.6%, of our Child of Mine brand to Wal-Mart and increased sales of $11.7 million, or 23.2%, of our Just One Year brand to Target.  The growth in sales for the first nine months of fiscal 2006 resulted from increased productivity, additional floor space in existing stores, and new door growth.

CARTER’S BRAND RETAIL STORES

Carter’s brand retail store sales increased $5.8 million in the third quarter of fiscal 2006, or 6.6%, to $93.5 million.  The increase was driven by incremental sales of $6.5 million generated by new store openings and a comparable store sales increase of $1.5 million, or 1.7%, based on 177 locations, partially offset by the impact of store closures of $2.2 million.  On a comparable store basis, transactions increased 4.1% and units per transaction were flat, as compared to the third quarter of fiscal 2005.  The increase in transactions was driven by increased promotional activity on fall playwear during the third quarter of fiscal 2006 which led to a decrease in average prices of 2.5%.

Carter’s brand retail store sales increased $11.0 million in the first nine months of fiscal 2006, or 4.9%, to $234.0 million.  The increase was driven by incremental sales of $15.2 million generated by new store openings and a comparable store sales increase of $1.2 million, or 0.6%, based on 177 locations, partially offset by the impact of store closures of $5.4 million.  On a comparable store basis, transactions increased 1.2% and units per transactions were flat, as compared to the first nine months of fiscal 2005.  Average prices during the first nine months decreased 1.0% as compared to the first nine months of fiscal 2005.

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

There were a total of 205 Carter’s brand retail stores as of September 30, 2006.  During the third quarter of fiscal 2006, we opened five stores.  During the first nine months of fiscal 2006, we opened 16 stores and closed four stores.  We plan to open 30 and close eight Carter’s brand retail stores during fiscal 2006.

OSHKOSH BRAND RETAIL STORES

OshKosh brand retail store sales were $62.7 million for the third quarter of fiscal 2006 and $63.5 million for the period from July 14, 2005 through October 1, 2005.  OshKosh brand retail stores were $155.8 million for the first nine months of fiscal 2006 and $63.5 million for the first nine months of fiscal 2005.  Results for the third quarter and first nine months of fiscal 2005 include OshKosh brand retail store sales from the Acquisition date of July 14, 2005 through October 1, 2005 and therefore, are not comparable to the third quarter and first nine months of fiscal 2006.

There were a total of 146 OshKosh brand retail stores as of September 30, 2006.  During the third quarter of fiscal 2006, we opened four stores and closed one.  During the first nine months of fiscal 2006, we opened six stores and closed two stores.  We plan to open 15 and close three OshKosh brand retail stores during fiscal 2006.

GROSS PROFIT

Our gross profit increased $18.6 million, or 14.4%, to $147.2 million in the third quarter of fiscal 2006.  Gross profit as a percentage of net sales was 37.6% in the third quarter of fiscal 2006 as compared to 34.6% in the third quarter of fiscal 2005.

The increase in gross profit as a percentage of net sales during the third quarter of 2006 reflects:

(i)                                     an amortization charge of $10.4 million related to a fair value step-up of inventory acquired from OshKosh recorded in the third quarter of fiscal 2005; and

(ii)                                  accelerated depreciation of $0.6 million recorded in the third quarter of fiscal 2005 in connection with the closure of two Carter’s sewing facilities in Mexico.

Partially offsetting this increase was:

(i)                                     growth in our lower margin mass channel business, sales of which increased 15.2% in the third quarter of fiscal 2006; and

(ii)                                  a decrease in consolidated retail store gross margin from 52.4% in the third quarter of fiscal 2005 to 51.6% in the third quarter of fiscal 2006.

Our gross profit increased $82.1 million, or 30.4%, to $352.6 million in the first nine months of fiscal 2006.  Gross profit as a percentage of net sales was 36.5% in the first nine months of fiscal 2006 as compared to 35.1% in the first nine months of fiscal 2005.

The increase in gross profit as a percentage of net sales during the first nine months of fiscal 2006 reflects:

(i)                                     the $10.4 million inventory step-up amortization charge in fiscal 2005 noted above;

(ii)                                  significant growth in our higher margin retail business, resulting from the Acquisition of the OshKosh brand retail stores (consolidated retail sales increased from 37.1% of total sales in the first nine months of fiscal 2005 to 40.3% of total sales in the first nine months of fiscal 2006); and

(iii)                               accelerated depreciation of $1.6 million recorded in the first nine months of fiscal 2005 in connection with the closure of two Carter’s sewing facilities in Mexico.

Partially offsetting this increase was:

(i)                                     growth in our lower margin mass channel business, which was up 25.9% in the first nine months of fiscal 2006; and

(ii)                                  the impact of lower margin OshKosh brand wholesale sales relative to Carter’s brand wholesale sales.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross margin may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third quarter of fiscal 2006 increased $4.2 million, or 4.7%, to $93.5 million.  As a percentage of net sales, selling, general, and administrative expenses in the third quarter of fiscal 2006 were 23.9% as compared to 24.0% in the third quarter of fiscal 2005.

The decline in selling, general, and administrative expenses as a percentage of net sales in the third quarter of fiscal 2006 was impacted primarily by:

(i)                   a decline in distribution costs as a percentage of sales from 3.9% in the third quarter of fiscal 2005 to 3.7% in the third quarter of fiscal 2006, driven primarily by efficiencies gained from increased leverage of fixed costs on higher unit volumes at our distribution centers in Georgia and changing our third-party logistics provider on the west coast, primarily for our mass channel customers; and

(ii)                effectively managing the growth in spending to a rate lower than the growth in net sales.

Partially offsetting these declines were:

(i)                   growth in our retail store administration expenses from 2.8% of retail store net sales in the third quarter of fiscal 2005 to 4.1% of retail store net sales in the third quarter of fiscal 2006.  This increase was driven by investing in our retail management team in order to support future growth initiatives; and

(ii)                incremental stock-based compensation expense of approximately $1.0 million resulting from the adoption of SFAS 123R as further discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Selling, general, and administrative expenses in the first nine months of fiscal 2006 increased $66.4 million, or 34.5%, to $258.9 million.  As a percentage of net sales, selling, general, and administrative expenses in the first nine months of fiscal 2006 were 26.8% as compared to 25.0% in the first nine months of fiscal 2005.

The increase in selling, general, and administrative expenses as a percentage of net sales in the first nine months of fiscal 2006 was impacted primarily by:

(i)                   retail store sales increasing to 40.3% of our consolidated sales mix from 37.1% last year due to the Acquisition of OshKosh.  Our retail stores carry a higher selling, general, and administrative cost structure than other components of our business.  This has resulted in our retail store selling, general, and administrative expenses increasing to 11.2% of consolidated net sales compared to 9.2% last year;

(ii)                growth in our retail store administration expenses from 3.6% of retail store sales in the first nine months of fiscal 2005 to 4.5% in the first nine months of fiscal 2006;

(iii)             incremental amortization of OshKosh intangible assets related to OshKosh licensing agreements and leasehold interests capitalized in connection with the Acquisition, ($3.5 million in the first nine months of fiscal 2006 as compared to $1.0 million in the first nine months of fiscal 2005); and

(iv)            incremental stock-based compensation expense of $2.9 million resulting from the adoption of SFAS 123R as further discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Partially offsetting these increases were:

(i)                   a decline in distribution costs as a percentage of sales from 4.3% in the first nine months of fiscal 2005 to 4.1% in the first nine months of fiscal 2006, driven primarily by efficiencies gained from increased leverage of fixed costs on higher unit volumes at our distribution centers in Georgia and changing our third-party logistics provider on the west coast, primarily for our mass channel customers; and

(ii)                effectively managing the growth in spending to a rate lower than the growth in net sales.

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

As a result of these closures during the third quarter of fiscal 2005, we recorded total charges of $2.1 million, including $1.1 million of severance charges, $0.6 million of accelerated depreciation (included in cost of goods sold), and $0.4 million of other exit costs.

In the first nine months of fiscal 2005, we recorded total costs of $7.6 million, including $4.2 million of severance charges, $1.3 million of lease termination costs, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.4 million of other exit costs.

In the first nine months of fiscal 2006, in connection with these closures, we recorded costs of $91,000, including $74,000 of severance and $17,000 of other exit costs.  We do not expect any additional charges associated with these closures.

ROYALTY INCOME

Our royalty income increased $0.6 million to $7.8 million in the third quarter of fiscal 2006 and increased $8.1 million to $21.6 million in the first nine months of fiscal 2006.

We license the use of our Carter’s, Carter’s Classics, Just One Year, and Child of Mine brands.  Royalty income from these brands was approximately $4.2 million in the third quarter of fiscal 2006, which was relatively flat as compared to the third quarter of fiscal 2005.

Royalty income from our Carter’s, Carter’s Classics, Just One Year, and Child of Mine brands was approximately $11.3 million in the first nine months of fiscal 2006, an increase of 7.7%, or $0.8 million, as compared to the first nine months of fiscal 2005.  This increase was driven primarily by increased sales by our Carter’s and Child of Mine brand licensees.

We also license the use of our OshKosh B’Gosh and Genuine Kids from OshKosh brands.  Our Genuine Kids from OshKosh brand is sold exclusively by Target.  Results for the third quarter and first nine months of fiscal 2005 include royalty income from the Acquisition date of July 14, 2005 through October 1, 2005, and therefore, are not comparable to the third quarter and first nine months of fiscal 2006.  Royalty income from these brands was approximately $3.6 million during the third quarter of fiscal 2006, including $1.7 million from international royalty income, and $3.0 million during the period from July 14, 2005 through October 1, 2005, including $1.5 million from international royalty income.  During the first nine months of fiscal 2006, royalty income from these brands was $10.3 million, including $5.2 million from international royalty income.

OPERATING INCOME

As a result of the factors described above, operating income increased $16.4 million, or 36.5%, to $61.5 million in the third quarter of fiscal 2006 and increased $29.8 million, or 34.9%, to $115.2 million in the first nine months of fiscal 2006.

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

INTEREST EXPENSE, NET

Interest expense in the third quarter of fiscal 2006 decreased $0.9 million, or 12.0%, to $6.6 million.  Weighted-average borrowings in the third quarter of fiscal 2006 were $393.6 million at an effective interest rate of 6.4% as compared to weighted-average borrowings in the third quarter of fiscal 2005 of $489.6 million at an effective interest rate of 5.5%.  During the three-month period ended September 30, 2006, we reclassified approximately $0.5 million related to our interest rate swap agreement (see Note 3 to the accompanying unaudited condensed consolidated financial statements) into earnings, which effectively reduced our interest expense under the Term Loan 1.

Interest expense in the first nine months of fiscal 2006 increased $4.5 million, or 28.1%, to $20.4 million.  The increase is attributable to the impact of additional borrowings associated with the Acquisition and Refinancing.  Weighted-average borrowings in the first nine months of fiscal 2006 were $408.8 million at an effective interest rate of 6.3% as compared to weighted-average borrowings in the first nine months of fiscal 2005 of $313.9 million at an effective interest rate of 7.4%.  During the nine-month period ended September 30, 2006, we reclassified approximately $0.9 million related to our interest rate swap agreement into earnings, which effectively reduced our interest expense under the Term Loan 1.

INCOME TAXES

Our effective tax rate was 36.3% for the third quarter of fiscal 2006 and 37.0% for the first nine months of fiscal 2006.  The effective tax rate for the third quarter and first nine months of fiscal 2005 was 39.5%.  The decrease in the effective tax rate was due primarily to lower state taxable income.

NET INCOME

As a result of the factors noted above, our third quarter fiscal 2006 net income increased to approximately $35.0 million compared to approximately $10.6 million in the third quarter of fiscal 2005.  Our net income for the first nine months of fiscal 2006 increased to approximately $59.8 million as compared to approximately $29.9 million in the first nine months of fiscal 2005.

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

Net accounts receivable at September 30, 2006 were $150.8 million compared to $132.7 million at October 1, 2005 and $96.1 million at December 31, 2005.  The increase as compared to October 1, 2005 reflects higher level of sales in the latter part of the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.  Due to the seasonal nature of our operations, the net accounts receivable balance at September 30, 2006 is not comparable to the net accounts receivable balance at December 31, 2005.

Net inventories at September 30, 2006 were $199.8 million compared to $209.9 million at October 1, 2005 and $188.5 million at December 31, 2005.  This decrease as compared to October 1, 2005 is due primarily to carrying lower average inventory levels in our retail stores as compared to October 1, 2005, and exiting of OshKosh’s off-shore sewing facilities at the end of fiscal 2005 and the first quarter of fiscal 2006.  Due to the seasonal nature of our operations, net inventories at September 30, 2006 are not comparable to net inventories at December 31, 2005.

Net cash used in operating activities for the first nine months of fiscal 2006 was $5.2 million compared to net cash provided by operating activities of $34.2 million in the first nine months of fiscal 2005.  The change in net cash used in operating activities in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was driven by increases in accounts receivable due to the timing of shipments and reductions in accounts payable and other current liabilities.

We invested $15.9 million in capital expenditures during the first nine months of fiscal 2006 compared to $10.7 million during the first nine months of fiscal 2005.  We plan to invest an additional $21 million in capital expenditures during the remainder of fiscal 2006.  Major investments will include retail store openings and remodelings and investments in information technology.

In connection with the Acquisition, we developed an integration plan that includes costs related to severance and relocation, facility and store closings, and contract terminations.  The following liabilities, included in other current liabilities in the accompanying unaudited condensed consolidated financial statements, were established at the closing of the Acquisition and will be funded by cash flows from operations and borrowings under our Revolver:

(dollars in thousands)	Severance and relocation costs	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 31, 2005	$8,209	$1,926	$6,552	$898	$17,585
Payments	(4,687)	(1,349)	(4,068)	(399)	(10,503)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at September 30, 2006	$2,742	$747	$2,664	$200	$6,353

As a result of the Refinancing, we experienced a significant increase in interest costs, with weighted-average borrowings of $408.8 million at an effective interest rate of 6.3% for the nine-month period ended September 30, 2006 as compared to weighted-average borrowings of $313.9 million at an effective interest rate of 7.4% for the nine-month period ended October 1, 2005.

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

At September 30, 2006, we had $392.9 million in Term Loan 1 borrowings and no borrowings under our Revolver, exclusive of approximately $11.3 million of outstanding letters of credit.  At December 31, 2005, we had approximately $430.0 million in Term Loan 1 borrowings and no borrowings under our Revolver, exclusive of approximately $20.2 million of outstanding letters of credit.

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

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our Revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of amounts outstanding under our Revolver on or before July 14, 2011 and principal outstanding under our Term Loan 1 on or before July 14, 2012.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Excluding the impact of the Acquisition, over the past five fiscal years, approximately 57% of consolidated net sales were generated in the second half of our fiscal year.  With a full year of OshKosh net sales in fiscal 2006, we expect this trend to continue.  Accordingly, our results of operations for the first and second quarters of any fiscal year are not indicative of the results we expect for the full fiscal year.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements contained in our most recently filed Annual Report on Form 10-K.  The following discussion addresses our critical accounting policies, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We contract with a third-party service to provide us with the fair value of cooperative (“co-op”) advertising arrangements entered into with certain of our key wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.9 million and $2.6 million in the third quarter and first nine months of fiscal 2006 and $1.6 million and $3.2 million in the third quarter and first nine months of fiscal 2005 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of September 30, 2006, we had approximately $602.0 million in cost in excess of fair value of net assets acquired and tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at the Acquisition to be approximately $102 million also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% and 12% for Carter’s and OshKosh, respectively.  The tradenames were determined to have indefinite lives.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of cost in excess of fair value of net assets acquired is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

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

Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of options being valued.  An increase in the expected volatility will increase compensation expense.

Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option.  An increase in the risk-free interest rate will increase compensation expense.

Expected term – This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  An increase in the expected term will increase compensation expense.

Dividend yield – The Company does not have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Forfeitures – The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.  Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the accompanying unaudited condensed consolidated statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation begins with a determination as to whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing FIN 48 and has not determined the impact, if any, of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS 158”).  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS 158 are effective for the Company as of December 30, 2006, except for the measurement date provisions, which are effective for the Company beginning December 31, 2006.  Based on the Company’s previously reported unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would reduce total stockholders’ equity by approximately $1.4 million.  The adoption of SFAS 158 will not affect our results of operations.  By the time of the adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.  The Company does not believe the adoption of SFAS 158 will have an impact on the Company’s financial covenants.

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

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of September 30, 2006, our outstanding debt aggregated $392.9 million, of which $126.7 million bore interest at a variable rate.  An increase of 1% in the applicable rate would increase our annual interest cost by $1.3 million, exclusive of variable rate debt subject to our swap and collar agreements described above, and could have an adverse effect on our net income and cash flow.

OTHER RISKS

There also are other risks in the operation of our business specifically related to our global sourcing network.

We source all of our production from third-party manufacturers primarily located in foreign countries.  As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including the China safeguards, any significant decreases in the value of the U.S. dollar against foreign currencies, and restrictions on the transfer of funds.  These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products into the United States, or affect our operating income.  Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.  We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER’S, INC.

Date: November 9, 2006	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chief Executive Officer

Date: November 9, 2006	/s/ MICHAEL D. CASEY
Michael D. Casey
Executive Vice President and
Chief Financial Officer