Form 10-K
period 2006-12-30
CARTERS INC
filed 2007-02-28
CIK 1060822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large Accelerated Filer ☒      Accelerated Filer ☐      Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2006 (the last business day of our most recently completed second quarter) was $1,474,913,146.

There were 59,040,680 shares of Carter’s, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Stockholders of Carter’s, Inc., to be held on May 11, 2007, will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the SEC not later than 120 days after its fiscal year ended December 30, 2006.

CARTER’S, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

Our market share data is based on information provided by the NPD Group, Inc. Unless otherwise indicated, references to market share in this Annual Report on Form 10-K mean our share expressed as a percentage of total retail sales of a market. NPD has restated historical data, therefore, the market data reported in previous years is not directly comparable to the data reported in this Annual Report on Form 10-K. The baby and young children’s market includes apparel products from sizes newborn to seven.

Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly-owned subsidiaries.

ITEM 1.                BUSINESS

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

We have developed a business model that we believe has multiple platforms for growth and is focused on high volume and productivity. We believe each of our brands has its own unique positioning in the marketplace and strong growth potential. Our brands compete in the $22 billion children’s apparel market, for children sizes newborn to seven, with our Carter’s brand achieving the #1 branded position with a 7.3% market share. Our OshKosh brand also has a strong position with a 3.1% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories. Our distribution strategy enables us to reach a broad range of consumers through channel, price point, and region. We sell our products to national department stores, chain and specialty stores, discount retailers, and, as of December 30, 2006, through 219 Carter’s and 157 OshKosh outlet and brand retail stores.

Since 1992, when the current executive management team joined Carter’s, we have increased net sales from $227 million to $1.3 billion in fiscal 2006. Over the past five fiscal years, we have increased net sales at a compounded annual growth rate of 21.0%, and we have increased operating income from $31.7 million in fiscal 2001 to $165.1 million in fiscal 2006, yielding a compounded annual growth rate of 39.1%. During this five-year period, our pre-tax results were decreased in fiscal 2001 by Acquisition-related charges of $11.3 million, debt extinguishment charges of $12.5 million, and closure costs of $4.0 million. In fiscal 2003, our pre-tax results were decreased by debt extinguishment charges of $9.5 million, a management fee termination charge of $2.6 million, and closure costs of $1.0 million. In fiscal 2005, our pre-tax results were decreased by debt extinguishment charges of $20.1 million, $13.9 million in charges related to a fair value step-up of inventory acquired from OshKosh, and closure costs of $8.4 million.

The Company’s principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER’S BRANDS

Under our Carter’s brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven. Our Carter’s brand is sold in department stores, national chains, specialty stores, off-price sales channels, and through our Carter’s retail stores. Additionally, we sell our Just One Year and Child of Mine brands through the mass channel at Target and Wal-Mart, respectively. In fiscal 2006, we sold over 282 million units of Carter’s, Just One Year, and Child of Mine products to our wholesale customers, mass channel customers, and through our retail stores, an increase of approximately 9% from fiscal 2005. Under our Carter’s, Just One Year, and Child of Mine brands, sales growth has been driven by our focus on essential, high-volume, core apparel products for babies and young children. Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets. Our top ten baby and sleepwear core products accounted for approximately 80% of our baby and sleepwear net sales in fiscal 2006, including the mass channel. We believe these core products are consumer staples and are insulated from changes in fashion trends. Whether they are shopping for their own children or purchasing gifts, consumers provide consistent demand for our products as they purchase the first garments and related accessories for the more than four million babies born each year and replace clothing their children outgrow.

We have four cross-functional product teams focused on the development of our baby, sleepwear, playclothes, and mass channel products. These teams are skilled in identifying and developing high-volume, core products. Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics. These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems. We also license our brand names to other companies to create a complete collection of lifestyle products, including bedding, hosiery, underwear, shoes, room décor, and toys. The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to product design reduces fashion risk and large seasonal fluctuations and supports efficient operations. We conduct product testing in our own stores, and we analyze quantitative measurements such as pre-season bookings, weekly over-the-counter selling results, and daily re-order rates in order to assess productivity.

CARTER’S BRAND POSITIONING

Our strategy has been to drive our brand image as the leader in baby and young children’s apparel and to consistently provide quality products at a great value to consumers. We employ a disciplined marketing strategy which identifies and focuses on core products. We believe that we have strengthened our brand image with the consumer by differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products through store-in-store shops and advertising with wholesale and mass channel customers. We have invested in display units for our major wholesale customers that clearly present our core products on their floors to enhance brand and product presentation. We also strive to provide our wholesale and mass channel customers with consistent, premium service, including delivering and replenishing products on time to fulfill customer and consumer needs.

CARTER’S PRODUCTS

Baby

Carter’s brand baby products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties. In fiscal 2006, we generated $300.7 million in net sales of these products, excluding the mass channel, representing 22.4% of our consolidated net sales.

Our Carter’s brand is the leading brand in the baby category. In fiscal 2006, in the department store, national chain, outlet, specialty store, and off-price sales channels, our aggregate market share under the

Carter’s brand was approximately 24.6% for baby, which represents greater than four times the market share of the next largest brand. We sell a complete range of baby products for newborns, primarily made of cotton. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers. We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers. Our Carter’s Classics product line consists of coordinated baby programs designed for first-time mothers and gift-givers. Our Carter’s Starters product line, the largest component of our baby business, provides mothers with essential core products and accessories, including value-focused multi-packs.

Sleepwear

Carter’s brand sleepwear products include pajamas, cotton long underwear, and blanket sleepers in sizes 12 months to size seven. In fiscal 2006, we generated $154.7 million in net sales of these products, excluding the mass channel, or 11.5% of our consolidated net sales.

Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States. In fiscal 2006, in these channels, our Carter’s brand market share was approximately 25%. As in baby, we differentiate our sleepwear products by offering high-volume, core products with creative artwork and soft fabrications.

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in sizes three months to size seven. In fiscal 2006, we generated $290.0 million in net sales of these products, excluding the mass channel, or 21.6% of our consolidated net sales.

We have focused on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications. We believe this product focus, in combination with our brand strength, strong customer relationships, and expanded global sourcing network, is increasing our playclothes sales. Our 2006 Carter’s brand playclothes market share was 7% in the $9.4 billion department store, national chain, outlet, specialty store, and off-price sales channels.

Mass Channel Products

Our mass channel product team focuses on baby, sleepwear, and playclothes and develops differentiated products specifically for the mass channel, including different fabrications, artwork, and packaging. Our 2006 market share was 5.6% in the $8.6 billion mass channel children’s apparel market. Our Child of Mine product line, which is sold in substantially all Wal-Mart stores nationwide, includes layette, sleepwear, and playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts. During 2005, we successfully expanded our product offering in the mass channel under our Child of Mine brand to include playclothes products. We also sell our Just One Year brand to Target, which includes baby, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts. In fiscal 2006, we generated $220.3 million in net sales of our Child of Mine and Just One Year products, or 16.4%, of our consolidated net sales.

Other Products

Our other product offerings include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room décor, and hair accessories. In fiscal 2006, we generated $52.3 million in net sales of these other products in our Carter’s retail stores.

Licensed Products

We currently extend our Carter’s, Child of Mine, and Just One Year product offerings by licensing our brands to 16 domestic marketers in the United States. These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers and consumers with a range of products that complement and expand upon our core baby and young children’s apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and to a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our vision of high-quality, core products at attractive values to the consumer. In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated real estate for licensed product categories. In fiscal 2006, our Carter’s brand and mass channel licensees generated wholesale and mass channel net sales of $166.8 million on which we earned $15.1 million in royalty income.

CARTER’S DISTRIBUTION CHANNELS

As described above, we sell our Carter’s brand products to leading retailers throughout the United States in the wholesale and mass channels and through our own Carter’s retail outlet and brand stores. In fiscal 2006, sales of our Carter’s brand products through the wholesale channel accounted for 34.6% of our consolidated net sales, sales through our retail stores accounted for 24.8% of our consolidated net sales, and sales through the mass channel accounted for 16.4% of our consolidated net sales.

Business segment financial information for our Carter’s brand wholesale, Carter’s brand retail, and Carter’s brand mass channel segments is contained in ITEM 8 “Financial Statements and Supplementary Data,” Note 15—“Segment Information” to the accompanying audited consolidated financial statements.

Our Carter’s brand wholesale customers include top retailers, such as Kohl’s, Babies “R” Us, JCPenney, Costco, Federated, and Sears. Our mass channel customers are Wal-Mart and Target. Our sales professionals work with their department or specialty store accounts to establish annual plans for our baby products, which we refer to as core basics. Once we establish an annual plan with an account, we place the majority of our accounts on our automatic reorder plan for core basics. This allows us to plan our sourcing requirements and benefits both us and our wholesale and mass channel customers by maximizing our customers’ in-stock positions, thereby improving sales and profitability. We intend to drive continued growth with our wholesale and mass channel customers through our focus on managing our key accounts’ business through product mix, fixturing, brand presentation, and advertising. We believe that we maintain strong account relationships and drive brand growth through frequent meetings with the senior management of our major wholesale and mass channel customers.

As of December 30, 2006, we operated 219 Carter’s retail stores, of which 158 were outlet stores and 61 were brand stores. These stores carry a complete assortment of first-quality baby and young children’s apparel, accessories, and gift items. Our stores average approximately 4,800 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. We believe our brand strength and our assortment of core products has made our stores a destination location within many outlet and strip centers. Our outlet stores are generally located within 20 to 30 minutes outside of densely populated areas. Our brand stores are generally located in high-traffic, strip centers located in or near major cities.

We have established a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density. We believe that we are located in many of the premier outlet centers in the United States and we continue to add new strip center locations to our real estate portfolio.

OSHKOSH BRANDS

Under our OshKosh brand, we design, source, and market a broad array of young children’s apparel, primarily for children in sizes newborn to 16. Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, and through off-price sales channels. We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand. In the few years prior to acquiring OshKosh in July 2005, the OshKosh and related brands experienced a significant decline in sales, most notably in the wholesale channel. However, given its long history of durability, quality, and style, we believe our OshKosh brand continues to be a market leader in the children’s branded apparel industry and represents a significant long-term growth opportunity for us, especially in the $9.4 billion young children’s playclothes market, excluding the mass channel. Our plans to grow the OshKosh business focus on continuing to implement our core product marketing disciplines, leveraging our relationships with major wholesale accounts, leveraging our infrastructure and supply chain, and improving the productivity of our OshKosh retail stores.

OSHKOSH BRAND POSITIONING

We believe our OshKosh brand stands for high-quality, authentic, active products for children sizes newborn to 16. Our core OshKosh brand products include denim, overalls, fleece tops and bottoms, and other playclothes for children. Our OshKosh brand is positioned differently from our Carter’s brand. Our OshKosh brand is generally positioned towards an older age segment (ages 2-7) and at higher average prices than our Carter’s brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with rugged, durable, and active playclothes for young children.

OSHKOSH PRODUCTS

Playclothes

Our OshKosh brand is best known for its playclothes products. In fiscal 2006, we generated $232.5 million in net sales of OshKosh brand playclothes products, which accounted for approximately 17.3% of our consolidated net sales. OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven tops and bottoms, and apparel products for everyday use in sizes newborn to 16. We plan to grow this business by continuing to reduce product complexity, leveraging our strong customer relationships and global supply chain expertise, and improving product value.

We believe our OshKosh brand represents a significant opportunity for us to increase our share in the $16.0 billion young children’s playclothes market, which includes the mass channel. The market for baby and young children’s playclothes in fiscal 2006 was more than six times the size of the baby and sleepwear markets combined. The $16.0 billion playclothes market for babies and young children is highly fragmented.

Our OshKosh brand’s playclothes market share in the department store, national chain, outlet, specialty store, and off-price sales channels in 2006 was approximately 5.4% in the $9.4 billion market in these channels. We are continuing to develop a base of high-volume, core playclothes products for our OshKosh brand.

Baby

In fiscal 2006, we generated approximately $54.6 million in OshKosh brand baby products in our OshKosh retail stores, which accounted for approximately 4.1% of our consolidated net sales.

Other Products

The remainder of our OshKosh brand product offering includes outerwear, shoes, hosiery, and accessories. In fiscal 2006, we generated $38.4 million in sales of these other products in our OshKosh retail stores, which accounted for 2.9% of our consolidated net sales.

Licensed Products

We partner with a number of domestic and international licensees to extend the reach of our OshKosh brand. We currently have nine domestic licensees, as well as 27 international licensees selling apparel and accessories products in approximately 30 countries. Our largest licensing agreement is with Target. All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, shoes, bedding, and accessories. In fiscal 2006, our licensees generated wholesale and mass channel net sales of approximately $306.1 million on which we earned approximately $14.1 million in royalty income.

OSHKOSH DISTRIBUTION CHANNELS

In fiscal 2006, sales of our OshKosh brand products through our OshKosh retail stores accounted for 17.0% of our consolidated net sales and sales through the wholesale channel accounted for 7.2% of our consolidated net sales.

Business segment financial information for our OshKosh brand wholesale and OshKosh brand retail segments is contained in ITEM 8 “Financial Statements and Supplementary Data,” Note 15—“Segment Information” to the accompanying audited consolidated financial statements.

As of December 30, 2006, we operated 157 OshKosh retail stores, of which 150 were outlet stores and seven were brand stores. These stores carry a wide assortment of young children’s apparel, accessories, and gift items and average approximately 4,800 square feet per location.

Our OshKosh brand wholesale customers include top retailers, such as Kohl’s, Costco, JCPenney, and Babies “R” Us. We continue to work with our department and specialty store accounts to establish seasonal plans for playclothes products. The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

GLOBAL SOURCING NETWORK

Sales and earnings growth in recent years have been driven by strong product performance made possible through our global sourcing network. We have significant experience in sourcing products from the Far East, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to the Far East. We have recruited people with these skills from Disney, Mast Industries, The Limited, The Gap, Nike, and other major apparel companies. We also have relationships with both leading and certain specialized sourcing agents in the Far East.

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

•       40% of all births are first children, which we believe leads to higher initial spending; and

•       grandparents are a large and growing market and are spending more money on their grandchildren than previous generations.

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

TRADEMARKS, COPYRIGHTS, AND LICENSES

We own many trademarks and tradenames, including Carter’s®, Carter’s® Classics, Celebrating Childhood™, Celebrating Imagination®, Child of Mine®, Just One Year®, OshKosh, OshKosh B’Gosh®, At Play Since 1895™, and Genuine Kids from OshKosh®, as well as copyrights, many of which are registered in the United States and in more than 133 foreign countries.

We license various Company trademarks, including Carter’s, Carter’s Classics, Just One Year, Child of Mine, OshKosh, OshKosh B’Gosh, OshKosh Est. 1895, and Genuine Kids from OshKosh to third parties to produce and distribute children’s apparel and related products such as diaper bags, room décor, hosiery, outerwear, underwear, bedding, plush toys, and shoes.

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

EMPLOYEES

As of December 30, 2006, we had 6,731 employees, 2,959 of whom were employed on a full-time basis in our domestic operations and 3,772 of whom were employed on a part-time basis in our domestic operations. We have had no labor-related work stoppages and believe that our labor relations are good. Our only unionized employees are our production employees in our White House, Tennessee distribution center. (See Note 18 to the accompanying audited consolidated financial statements regarding the closure of this facility.)

ITEM 1A.        RISK FACTORS

You should carefully consider each of the following risk factors as well as the other information contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business. The risks and uncertainties described below are not the only we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our operating results may be affected.

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues.

In fiscal 2006, we derived approximately 44.6% of our consolidated net sales from our top eight customers, including mass channel customers. Kohl’s and Wal-Mart accounted for approximately 11% and 10%, respectively, of our consolidated net sales. We expect that these customers will continue to represent a significant portion of our sales in the future. However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us. Any such decrease or termination of our major customers’ business could result in a material decrease in our sales and operating income.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

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

Although our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, licensees, or their labor practices. A violation of our vendor policies, licensee agreements, labor laws, or other laws by these vendors, independent manufacturers, or licensees could interrupt or otherwise disrupt our supply chain or damage our brand image. As a result, negative publicity regarding our Company, brands, or products, including licensed products, could adversely affect our reputation and sales.

The Company’s royalty income is greatly impacted by the Company’s brand reputation.

The Company’s brand image, which is associated with providing a consumer product with outstanding quality and name recognition, makes it valuable as a royalty source. The Company is able to license complementary products and obtain royalty income from use of its Carter’s, Child of Mine, Just One Year, OshKosh, Genuine Kids from OshKosh, and related trademarks. The Company also generates foreign royalty income as our OshKosh B’Gosh label carries an international reputation for quality and American style. While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

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

The Company believes that spending on children’s apparel is somewhat discretionary. While certain apparel purchases are less discretionary due to size changes as children grow, the amount of clothing consumers desire to purchase, specifically brand name apparel products, is impacted by the overall level of consumer spending. Overall economic conditions that affect discretionary consumer spending include employment levels, business conditions, tax rates, interest rates, and levels of consumer indebtedness. Reductions in the level of discretionary spending or shifts in consumer spending to other products may have a material adverse affect on the Company’s sales and results of operations.

We source substantially all of our products through foreign production arrangements. Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, international events, or new foreign regulations and such disruptions may increase our cost of goods sold and decrease gross profit.

We source substantially all of our products through a network of vendors in the Far East, coordinated by our Far East agents. The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•       political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•       the imposition of new regulations relating to imports, duties, taxes, and other charges on imports;

•       the occurrence of a natural disaster or an epidemic, the spread of which may impact our ability to obtain products on a timely basis;

•       changes in U.S. Customs procedures concerning the importation of apparel products;

•       unforeseen delays in customs clearance of any goods;

•       disruption in the global transportation network such as a port strike, world trade restrictions or war; and

•       exchange rate fluctuations between the United States dollar and the local currencies of foreign contractors.

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

•       adopt more aggressive pricing strategies than we can.

The Company’s retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.

The Company’s retail stores are located in leased retail locations across the country. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. Further, if existing outlet centers do not maintain a sufficient customer base that provides a reasonable sales volume, there could be a material adverse impact on the Company’s sales, gross margin, and results of operations.

Our substantial leverage could adversely affect our financial condition.

On December 30, 2006, we had total debt of approximately $345.0 million.

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

Profitability could be negatively impacted if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.

If the Company does not adequately forecast demand for its products and purchases inventory to support an inaccurate forecast, the Company could experience increased costs due to the need to dispose of excess inventory or lower profitability due to insufficient levels of inventory.

We may not achieve sales growth plans, cost savings, and other assumptions that support the carrying value of our intangible assets.

In connection with the 2001 Acquisition of the Company by investment funds affiliated with Berkshire Partners LLC (the “2001 Acquisition”), we recorded cost in excess of fair value of net assets acquired of $136.6 million and a Carter’s brand tradename asset of $220.2 million. Additionally, in connection with the Acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $143.2 million and an OshKosh brand tradename asset of $102.0 million. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently if deemed necessary due to any significant events or changes in circumstances. Estimated future cash flows used in such impairment reviews could be negatively impacted if we do not achieve our sales growth plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of such assets.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Location	Approximate floor space in square feet	Principal use
Stockbridge, Georgia (1)	505,000	Distribution/warehousing
Hogansville, Georgia	258,000	Distribution/warehousing
Barnesville, Georgia	149,000	Distribution/warehousing
White House, Tennessee	284,000	Distribution/warehousing
Griffin, Georgia	219,000	Finance/information technology/benefits administration/rework
Griffin, Georgia	12,500	Carter’s customer service
Griffin, Georgia (2)	11,000	Information technology
Atlanta, Georgia (3)	102,000	Executive offices/Carter’s design and merchandising
Oshkosh, Wisconsin	99,000	OshKosh’s operating offices
Shelton, Connecticut (4)	42,000	Finance and retail store administration
New York, New York (5)	16,000	Carter’s sales offices
New York, New York (6)	19,000	OshKosh’s sales offices/showroom
New York, New York (7)	21,000	OshKosh’s design center

All properties are owned by the Company with the exception of:

(1) lease expiration—April 2010 (13-year renewal option); (2) lease expiration—December 2007; (3) lease expiration—June 2015 (5-year renewal option); (4) lease expiration—December 2007
(six-month  renewal option); (5) lease expiration—January 2015; (6) lease expiration—April 2007; (7) lease expiration—August 2008.

We currently operate 376 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options.

Aggregate lease commitments as of December 30, 2006 for the above leased properties are as follows: fiscal 2007—$36.4 million; fiscal 2008—$30.4 million; fiscal 2009—$26.0 million; fiscal 2010—$20.2 million; fiscal 2011—$14.4 million, and $32.8 million for the balance of these commitments beyond fiscal 2011.

ITEM 3.                LEGAL PROCEEDINGS

Not applicable

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Carter’s, Inc.’s common stock trades on the New York Stock Exchange under the symbol CRI. The last reported sale price per share of Carter’s, Inc.’s common stock on February 20, 2007 was $22.98. On that date there were approximately 35,060 holders of record of Carter’s, Inc.’s common stock.

On June 6, 2006, the Company effected a two-for-one stock split (the “stock split”) through a stock dividend to stockholders of record as of May 23, 2006 of one share of our common stock for each share of common stock outstanding.

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange (all periods prior to June 6, 2006 have been adjusted for the stock split):

	High	Low
2006
First quarter	$35.24	$29.27
Second quarter	$34.93	$24.10
Third quarter	$27.76	$21.08
Fourth quarter	$30.18	$25.36

	High	Low
2005
First quarter	$20.60	$16.23
Second quarter	$30.25	$18.65
Third quarter	$32.83	$26.42
Fourth quarter	$32.50	$25.69

No purchases of Carter’s, Inc.’s common stock were made by or on behalf of the Company or any affiliated purchaser during the fourth quarter of fiscal 2006.

DIVIDENDS

Provisions in our Senior Credit Facility currently restrict the ability of our operating subsidiary, TWCC, from paying cash dividends to our parent company, Carter’s, Inc., in excess of $15.0 million, which materially restricts Carter’s, Inc. from paying cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities. Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended December 30, 2006 (fiscal 2006). Financing for the 2001 Acquisition and related transactions totaled $468.2 million and was provided by: the Company’s senior credit facility (“former senior credit facility”) including $24.0 million in revolving loan facility borrowings and $125.0 million in term loan borrowings; $173.7 million from the sale by TWCC of 10.875% Senior Subordinated Notes (the “Notes”); and $145.5 million of capital invested by investment funds affiliated with Berkshire Partners LLC and other investors, which included rollover equity by our management of $18.3 million.

On October 29, 2003, we completed an initial public offering of Carter’s, Inc.’s common stock including the sale of 10,781,250 shares by us and 3,593,750 shares by the selling stockholders (adjusted for the June 6, 2006 stock split). Net proceeds to us from the offering totaled $93.9 million. On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding Notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million. We used approximately $2.6 million of the net proceeds to terminate a management agreement with Berkshire Partners LLC and used approximately $11.3 million to prepay amounts outstanding under the term loan as required by the former senior credit facility. The remaining proceeds were used for working capital and other general corporate purposes.

On July 14, 2005, Carter’s, Inc., through TWCC, acquired all of the outstanding common stock of OshKosh for a purchase price of $312.1 million, which included payment for vested stock options. As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), comprised of its former senior credit facility and its Notes due 2011 (together with the Acquisition, the “Transaction”).

Financing for the Transaction was provided by a new $500 million Term Loan (the “Term Loan”) and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility”).

The proceeds from the Refinancing were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay Transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Company’s Notes ($113.8 million), pay a redemption premium on the Company’s Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million). Other Transaction expenses paid prior and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

As a result of the Refinancing, we expensed $4.5 million in unamortized debt issuance costs related to the former senior credit facility and Notes and expensed $0.5 million related to the debt discount on the Notes. Additionally, we expensed approximately $1.1 million of debt issuance costs associated with the Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).

On June 6, 2006, the Company effected a two-for-one stock split through a stock dividend to stockholders of record as of May 23, 2006 of one share of our common stock for each share of common stock outstanding. Earnings per share for all prior periods presented have been adjusted to reflect the stock split.

The selected financial data for the five fiscal years ended December 30, 2006 were derived from our audited consolidated financial statements. Our fiscal year ends on the Saturday in December or January nearest to the last day of December. Consistent with this policy, fiscal 2006 ended on December 30, 2006, fiscal 2005 ended on December 31, 2005, fiscal 2004 ended on January 1, 2005, fiscal 2003 ended on

January 3, 2004, and fiscal 2002 ended on December 28, 2002. Fiscal 2006, fiscal 2005, fiscal 2004, and fiscal 2002 each contained 52 weeks of financial results. Fiscal 2003 contained 53 weeks of financial results.

The following table should be read in conjunction with ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8 “Financial Statements and Supplementary Data.”

	Fiscal Years
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002
OPERATING DATA:
Wholesale sales	$560,987	$486,750	$385,810	$356,888	$301,993
Retail sales	562,153	456,581	291,362	263,206	253,751
Mass channel sales	220,327	178,027	145,949	83,732	23,803
Total net sales	1,343,467	1,121,358	823,121	703,826	579,547
Cost of goods sold	854,970	725,086	525,082	448,540	352,151
Gross profit	488,497	396,272	298,039	255,286	227,396
Selling, general, and administrative expenses	352,459	288,624	208,756	188,028	174,110
Closure costs (a)	91	6,828	620	1,041	150
Deferred charge write-off (b)	—	—	—	—	923
Management fee termination (c)	—	—	—	2,602	—
Royalty income	(29,164)	(20,426)	(12,362)	(11,025)	(8,352)
Operating income	165,111	121,246	101,025	74,640	60,565
Interest income	(1,914)	(1,322)	(335)	(387)	(347)
Loss on extinguishment of debt (d)	—	20,137	—	9,455	—
Interest expense	28,837	24,564	18,852	26,646	28,648
Income before income taxes	138,188	77,867	82,508	38,926	32,264
Provision for income taxes	50,968	30,665	32,850	15,648	13,011
Net income	$87,220	$47,202	$49,658	$23,278	$19,253
PER COMMON SHARE DATA:
Basic net income	$1.50	$0.82	$0.88	$0.49	$0.43
Diluted net income	$1.42	$0.78	$0.83	$0.46	$0.41
Dividends	—	—	—	$0.55	—
Basic weighted-average shares	57,996,241	57,280,504	56,251,168	47,222,744	44,906,176
Diluted weighted-average shares	61,247,122	60,753,384	59,855,914	50,374,984	47,089,800
BALANCE SHEET DATA (end of period):
Working capital (e)	$265,904	$242,442	$185,968	$150,632	$131,085
Total assets	1,123,191	1,116,727	672,965	646,102	643,349
Total debt, including current maturities	345,032	430,032	184,502	212,713	297,622
Stockholders’ equity	495,491	386,644	327,933	272,536	179,359
CASH FLOW DATA:
Net cash provided by operating activities	$88,224	$137,267	$42,676	$40,506	$27,304
Net cash used in investing activities	(30,500)	(308,403)	(18,577)	(16,472)	(15,554)
Net cash (used in) provided by financing activities	(73,455)	222,147	(26,895)	(23,535)	(880)
OTHER DATA:
Gross margin	36.4%	35.3%	36.2%	36.3%	39.2%
Depreciation and amortization	$26,489	$21,912	$19,536	$22,216	$18,693
Capital expenditures	30,848	22,588	20,481	17,347	18,009

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(a) The $1.0 million of closure costs in fiscal 2003 relate to the closure of our two sewing facilities located in Costa Rica. The $0.6 million of closure costs in fiscal 2004 relate to costs associated with the closure of our Costa Rican facilities and our distribution facility in Leola, Pennsylvania. The $6.8 million and $0.1 million of closure costs in fiscal 2005 and fiscal 2006 relate to the closure of our Mexican sewing facilities.

(b) The deferred charge write-off in fiscal 2002 reflects the write-off of $0.9 million of previously deferred costs associated with the filing of a registration statement on Form S-1 in August 2002, to register an initial public offering of Carter’s, Inc.’s common stock.

(c)   The $2.6 million reflects the payment to terminate the Berkshire Partners LLC management agreement upon completion of our initial public offering of Carter’s, Inc.’s common stock on October 29, 2003.

(d) Debt extinguishment charges in fiscal 2003 reflect the write-off of $2.4 million of debt issuance costs resulting from the redemption of $61.3 million of our Notes and the prepayment of $11.3 million on our former senior credit facility, a debt redemption premium of approximately $6.7 million, and a $0.4 million write-off of the related Note discount. Debt extinguishment charges in fiscal 2005 reflect the payment of a $14.0 million redemption premium on our Notes, the write-off of $4.5 million in unamortized debt issuance costs related to the former senior credit facility and Notes, and $0.5 million of the related Note discount. Additionally, we expensed approximately $1.1 million of debt issuance costs associated with our Senior Credit Facility in accordance with EITF 96-19.

(e) Represents total current assets less total current liabilities.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form 10-K. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” in ITEM 1A of this Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K.

OVERVIEW

Over the past 142 years, Carter’s has become one of the most highly-recognized and most trusted brand names in the children’s apparel industry. On July 14, 2005, we acquired OshKosh for a purchase price of $312.1 million, which included payment for vested stock options. Results of operations for fiscal 2006 include the operations of OshKosh for the entire period. Results of operations for fiscal 2005 include the operations of OshKosh for the period from July 14, 2005 through December 31, 2005.

We sell our products under our Carter’s and OshKosh brands in the wholesale channel, which includes approximately 380 department store, national chain, and specialty store accounts. Additionally, as of December 30, 2006, we operated 219 Carter’s and 157 OshKosh retail stores located primarily in outlet and strip centers throughout the United States and sold our products in the mass channel under our Child of Mine brand to approximately 3,474 Wal-Mart stores nationwide and under our Just One Year brand to approximately 1,487 Target stores. We also extend our brand reach by licensing our Carter’s, Child of Mine, Just One Year, OshKosh, and related brand names through domestic licensing arrangements, including licensing of our Genuine Kids from OshKosh brand to Target stores nationwide. Our OshKosh B’Gosh brand name is also licensed through international licensing arrangements. During fiscal 2006, we earned approximately $29.2 million in royalty income from these arrangements, including $14.1 million from our OshKosh B’Gosh and Genuine Kids from OshKosh brands.

We have made significant progress integrating the OshKosh business. Our plans are to grow our OshKosh brand by focusing on our core product development and marketing disciplines, leveraging our relationships with major wholesale accounts, leveraging our infrastructure and supply chain, and improving the productivity of our OshKosh retail stores.

Since the Acquisition, we have reduced the number of OshKosh sub-brands and have simplified the number of product offerings under our OshKosh brand. This has allowed us to reduce product complexity, focus our efforts on essential, core products, and streamline operations. Since the Acquisition, we have closed 15 unprofitable OshKosh lifestyle stores in fiscal 2005, 14 OshKosh retail stores in fiscal 2005, and closed two additional OshKosh retail stores in fiscal 2006.

We are also leveraging our existing infrastructure and supply chain expertise to reduce costs. In December 2005, we closed the OshKosh Choloma, Honduras sewing facility and in the first quarter of fiscal 2006 we closed the OshKosh Uman, Mexico sewing facility. We have placed such production primarily with our vendors in the Far East. We have also integrated retail store operations and various other support functions throughout the Company.

As part of financing the Acquisition, we refinanced our existing debt, including our former senior credit facility and our outstanding 10.875% Senior Subordinated Notes due 2011 (the “Notes”). In connection with the Refinancing, we paid a $14.0 million redemption premium on the Notes, expensed $4.5 million in unamortized debt issuance costs related to the former senior credit facility and repayment of the Notes, and expensed $0.5 million related to the debt discount on the Notes. Additionally, we expensed approximately $1.1 million of debt issuance costs associated with our Senior Credit Facility in accordance with EITF 96-19.

As a result of the Transaction, we have had a significant increase in interest costs. Prior to the Transaction, for the period from January 2, 2005 through July 14, 2005, we had average borrowings of $169.1 million at an effective interest rate of 9.9% as compared to average borrowings of $472.7 million at an effective interest rate of 5.9% subsequent to the Transaction from July 15, 2005 through December 31, 2005. In fiscal 2006, we had average borrowings of $397.9 million at an effective interest rate of 7.25%. Additionally, we have acquired certain definite-lived intangible assets in connection with the Acquisition of OshKosh comprised of licensing agreements and leasehold interests which resulted in annual amortization expense of $4.7 million in fiscal 2006. Amortization expense related to these intangible assets will be $4.4 million in fiscal 2007, $4.1 million in fiscal 2008, $3.7 million in fiscal 2009, and $1.8 million in fiscal 2010.

In connection with the Acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $143.2 million and an OshKosh brand tradename asset of $102.0 million. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently if deemed necessary due to any significant events or changes in circumstances. Estimated future cash flows used in such impairment reviews could be negatively impacted if we do not achieve our sales growth plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of such assets.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which resulted in a reduction in fiscal 2006 net income of approximately $2.4 million, or approximately $0.04 per diluted share. The impact of adopting SFAS 123R is discussed in Note 7 to the accompanying audited consolidated financial statements. For the fiscal year ending December 29, 2007, SFAS 123R is expected to result in a reduction in net income of approximately $2.8 million, or $0.05 per basic earnings per share and $0.04 per diluted earnings per share.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. Consistent with this policy, fiscal 2006 ended on December 30, 2006, fiscal 2005 ended on December 31, 2005, and fiscal 2004 ended on January 1, 2005. Each of these periods contained 52 weeks of financial results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2006	2005	2004
Wholesale sales:
Carter’s	34.6%	38.1%	46.9%
OshKosh	7.2	5.3	—
Total wholesale sales	41.8	43.4	46.9
Retail store sales:
Carter’s	24.8	28.2	35.4
OshKosh	17.0	12.5	—
Total retail store sales	41.8	40.7	35.4
Mass channel sales	16.4	15.9	17.7
Consolidated net sales	100.0	100.0	100.0
Cost of goods sold	63.6	64.7	63.8
Gross profit	36.4	35.3	36.2
Selling, general, and administrative expenses	26.2	25.7	25.3
Closure costs	—	0.6	0.1
Royalty income	(2.1)	(1.8)	(1.5)
Operating income	12.3	10.8	12.3
Loss on extinguishment of debt	—	1.8	—
Interest expense, net	2.0	2.1	2.3
Income before income taxes	10.3	6.9	10.0
Provision for income taxes	3.8	2.7	4.0
Net income	6.5%	4.2%	6.0%
Number of retail stores at end of period:
Carter’s	219	193	180
OshKosh	157	142	—
Total	376	335	180

FISCAL YEAR ENDED DECEMBER 30, 2006 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2005

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2006 were $1.3 billion, an increase of $222.1 million, or 19.8%, compared to $1.1 billion in fiscal 2005. This increase reflects growth in all channels of distribution and includes $325.5 million in net sales from our OshKosh brand in fiscal 2006 and $199.8 million in net sales from our OshKosh brand during the period from July 14, 2005 through December 31, 2005.

	For the fiscal years ended
(dollars in thousands)	December 30, 2006	% of Total	December 31, 2005	% of Total
Net sales:
Wholesale-Carter’s	$464,636	34.6%	$427,043	38.1%
Wholesale-OshKosh	96,351	7.2%	59,707	5.3%
Retail-Carter’s	333,050	24.8%	316,477	28.2%
Retail-OshKosh	229,103	17.0%	140,104	12.5%
Mass Channel-Carter’s	220,327	16.4%	178,027	15.9%
Total net sales	$1,343,467	100.0%	$1,121,358	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $37.6 million in fiscal 2006, or 8.8%, to $464.6 million. Excluding off-price sales, Carter’s brand wholesale sales increased $37.7 million in fiscal 2006, or 9.5%, to $432.2 million. The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by an 11% increase in units shipped, offset by a 1% decrease in average price per unit as compared to fiscal 2005.

The growth in units shipped was driven primarily by our baby product category, which accounted for approximately 54% of total Carter’s brand wholesale units shipped in fiscal 2006. The growth in baby units shipped was driven by our focus on high-volume, essential core products.

The decrease in average price per unit as compared to fiscal 2005 was due primarily to our playclothes product category which accounted for 27% of our Carter’s brand wholesale units shipped. Playclothes average prices were down 2% as compared to fiscal 2005 due to product mix. Favorable product mix in our sleepwear category, with average prices up 1% and which accounted for 19% of our Carter’s brand wholesale units shipped in fiscal 2006, partially offset the decline in average price per unit in playclothes. Average price per unit in our baby product category was flat as compared to fiscal 2005.

Off-price sales were flat in fiscal 2006 compared to fiscal 2005. Off-price units shipped increased 1% as compared to fiscal 2005 and average price per unit decreased 1%.

OSHKOSH WHOLESALE SALES

Results for fiscal 2006 include OshKosh brand wholesale sales for the entire year and are not comparable to results for fiscal 2005 which include OshKosh brand wholesale sales from the Acquisition date of July 14, 2005 through December 31, 2005.

OshKosh brand wholesale sales were $96.4 in fiscal 2006, including $7.5 million in off-price sales, and $59.7 million for the period from July 14, 2005 through December 31, 2005, including $10.5 million in off-price sales. Since the Acquisition, we have reduced the number of OshKosh wholesale brands from three brands to one brand (OshKosh), significantly reduced the number of styles in order to improve productivity and exited unprofitable and marginally-profitable customer relationships.

MASS CHANNEL SALES

Mass channel sales increased $42.3 million in fiscal 2006, or 23.8%, to $220.3 million. The increase was driven by increased sales of $23.6 million, or 21.2%, of our Child of Mine brand to Wal-Mart and increased sales of $18.7 million, or 28.1%, of our Just One Year brand to Target. The growth in sales resulted from increased productivity, additional floor space in existing stores, and new door growth.

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $16.6 million in fiscal 2006, or 5.2%, to $333.1 million. Such growth was driven by incremental sales of $23.1 million generated by new store openings offset by the impact of store closures of $6.3 million and a comparable store sales decrease of $0.2 million, or (0.1%), based on 180 locations. On a comparable store basis, transactions and units per transaction were flat and average prices decreased 0.4% as compared to fiscal 2005. Average prices decreased due to increased promotional pricing on spring and fall playclothes. In fiscal 2006, the Company significantly changed the mix of and reduced the levels of inventory in its retail stores, which negatively impacted retail store performance. Average inventory levels, on a comparable store basis, were down 10.1% as compared to fiscal 2005. The Company believes it is taking the steps necessary to improve the level and mix of inventory in its retail stores.

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

There were a total of 219 Carter’s retail stores as of December 30, 2006. During fiscal 2006, we opened 31 stores and closed five stores. We plan to open ten stores during fiscal 2007.

OSHKOSH RETAIL STORES

Results for fiscal 2006 include OshKosh retail store sales for the entire year and are not comparable to results for fiscal 2005 which include OshKosh retail store sales from the Acquisition date of July 14, 2005 through December 31, 2005.

OshKosh retail store sales contributed $229.1 million in fiscal 2006 and $140.1 million in net sales for the period from July 14, 2005 through December 31, 2005. During fiscal 2006 we opened 17 stores and closed 2 stores. During the period from July 14, 2005 through December 31, 2005, we closed 29 OshKosh retail stores, including 15 OshKosh lifestyle stores.

There were a total of 157 OshKosh retail stores as of December 30, 2006. We plan to open five OshKosh retail stores during fiscal 2007.

GROSS PROFIT

Our gross profit increased $92.2 million, or 23.3%, to $488.5 million in fiscal 2006. Gross profit as a percentage of net sales was 36.4% in fiscal 2006 as compared to 35.3% in fiscal 2005.

The increase in gross profit as a percentage of net sales reflects:

(i)             an amortization charge in fiscal 2005 of $13.9 million related to a fair value step-up of inventory acquired from OshKosh and sold during the period; and

(ii)         $1.6 million of accelerated depreciation recorded in fiscal 2005 in connection with the closure of two Carter’s brand sewing facilities in Mexico.

Partially offsetting this increase was:

(i)             growth in our lower margin mass channel business, sales from which increased 23.8% in fiscal 2006;

(ii)         a reduction in our consolidated retail store gross margin due to increased promotional activity (consolidated retail gross margin decreased from 52.0% of consolidated retail store sales in fiscal 2005 to 51.1% of consolidated retail store sales in fiscal 2006); and

(iii)     a greater mix of OshKosh brand wholesale sales which generally have lower margins relative to Carter’s brand wholesale sales.

The Company includes distribution costs in its selling, general, and administrative expenses. Accordingly, the Company’s gross margin may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2006 increased $63.8 million, or 22.1%, to $352.5 million. As a percentage of net sales, selling, general, and administrative expenses in fiscal 2006 increased to 26.2% as compared to 25.7% in fiscal 2005.

The increase in selling, general, and administrative expenses as a percentage of net sales was led primarily by:

(i)             retail store sales increasing to 41.8% of our consolidated sales mix from 40.7% last year due to the Acquisition of OshKosh. Our retail stores have a higher selling, general, and administrative cost structure than other components of our business and our OshKosh retail stores generally have a higher cost structure than our Carter’s retail stores. Additionally, in fiscal 2006, we opened 29 brand stores which have a higher cost structure and lower sales volume than our outlet stores. As a result, our retail store selling, general, and administrative expenses increased to 26.7% of consolidated retail store sales compared to 23.5% last year;

(ii)         growth in our retail store administration expenses from 3.4% of retail store sales in fiscal 2005 to 4.1% in fiscal 2006 due to expansion of the retail management team;

(iii)     incremental stock-based compensation expense of $3.9 million resulting from the adoption of SFAS 123R as further discussed in Note 7 to the accompanying audited consolidated financial statements; and

(iv)       incremental amortization of OshKosh intangible assets related to OshKosh licensing agreements and leasehold interests capitalized in connection with the Acquisition, ($4.7 million in fiscal 2006 as compared to $2.2 million in fiscal 2005).

Partially offsetting these increases were:

(i)             a reduction in incentive compensation of $3.0 million as compared to fiscal 2005; and

(ii)         a decline in distribution and freight costs as a percentage of sales from 5.6% in fiscal 2005 to 5.3% in fiscal 2006.

CLOSURE COSTS

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico. We have developed alternative capabilities to source comparable products in the Far East at lower costs. As a result of these closures, we recorded total costs of $8.4 million, including $4.6 million of severance charges, $1.3 million of lease termination costs, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs during fiscal 2005.

During fiscal 2006, we recorded $91,000 in closure costs which included $74,000 in severance charges and $17,000 in other exit costs related to the closures.

ROYALTY INCOME

Our royalty income increased $8.7 million, or 42.8%, to $29.2 million in fiscal 2006.

We license the use of our Carter’s, Just One Year, and Child of Mine brands. Royalty income from these brands was approximately $15.1 million in fiscal 2006, an increase of 8.9% or $1.3 million as compared to fiscal 2005 due to increased sales by our Carter’s and Child of Mine brand licensees.

We license the use of our OshKosh and Genuine Kids from OshKosh brand names. Results for fiscal 2006 include a full year of royalty income from these brands and are not comparable to results for fiscal 2005 which include licensee sales from the Acquisition date of July 14, 2005 through December 31, 2005. Royalty income from these brands was approximately $14.1 million in fiscal 2006, including $6.8 million in international royalty income, and $6.6 million for the period from July 14, 2005 through December 31, 2005, including $2.6 million in international royalty income.

OPERATING INCOME

Operating income increased $43.9 million, or 36.2%, to $165.1 million in fiscal 2006. The increase in operating income was due to the factors described above.

LOSS ON EXTINGUISHMENT OF DEBT

As a result of the Refinancing in fiscal 2005, we incurred a $14.0 million redemption premium in connection with the repurchase of our Notes, expensed $4.5 million in debt issuance costs associated with our former senior credit facility and Notes, expensed $0.5 million related to the debt discount on the Notes, and wrote off $1.1 million in debt issuance costs associated with our Senior Credit Facility in accordance with EITF  96-19.

INTEREST EXPENSE, NET

Interest expense in fiscal 2006 increased $3.7 million, or 15.8%, to $26.9 million. This increase is attributable to the impact of additional borrowings associated with the Transaction. In fiscal 2006, weighted-average borrowings were $397.9 million at an effective interest rate of 7.25% as compared to weighted-average borrowings of $320.6 million at an effective interest rate of 7.66% in fiscal 2005. In fiscal 2006, we reclassified approximately $1.3 million related to our interest rate swap agreement into earnings, which effectively reduced our interest expense under the Term Loan.

INCOME TAXES

Our effective tax rate was approximately 36.9% in fiscal 2006 as compared to approximately 39.4% in fiscal 2005. Our effective tax rate decreased in fiscal 2006 due primarily to lower state taxable income. See Note 9 to the accompanying audited consolidated financial statements for a reconciliation of the statutory rate to our effective tax rate.

NET INCOME

Our fiscal 2006 net income increased $40.0 million to $87.2 million as compared to $47.2 million in fiscal 2005 as a result of the factors described above.

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

	For the fiscal years ended
(dollars in thousands)	December 31, 2005	% of Total	January 1, 2005	% of Total
Net sales:
Wholesale-Carter’s	$427,043	38.1%	$385,810	46.9%
Wholesale-OshKosh	59,707	5.3%	—	—
Retail-Carter’s	316,477	28.2%	291,362	35.4%
Retail-OshKosh	140,104	12.5%	—	—
Mass Channel-Carter’s	178,027	15.9%	145,949	17.7%
Total net sales	$1,121,358	100.0%	$823,121	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $41.2 million in fiscal 2005, or 10.7%, to $427.0 million. Excluding off-price sales, Carter’s brand wholesale sales increased $28.7 million in fiscal 2005, or 7.8%, to $394.5 million. The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 3% increase in units shipped and a 5% increase in average price per unit as compared to fiscal 2004.

Growth in units shipped was driven primarily by our playclothes product category, which accounted for approximately 30% of total Carter’s brand wholesale units shipped in fiscal 2005.

The increase in average price per unit as compared to fiscal 2004 was driven primarily by growth in our playclothes product category. In addition, favorable product mix in our sleepwear category, which accounted for 20% of our Carter’s brand wholesale units shipped in fiscal 2005, also contributed to the increase in average price per unit. Our playclothes and sleepwear product categories both carry a higher average price per unit than our baby product category.

Off-price sales increased $12.6 million in fiscal 2005, or 63.0%, to $32.5 million. Off-price units shipped were up 93% as compared to fiscal 2004 and average price per unit was down 16%. The increase in off-price units shipped reflects the disposal of a larger percentage of our excess inventory through the off-price channel rather than selling such excess in our retail stores.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales were $59.7 million for the period from July 14, 2005 through December 31, 2005, including $10.5 million in off-price sales. As the Acquisition was completed on July 14, 2005, all sales from OshKosh brand products are incremental to our results. Since the Acquisition, we have reduced the number of OshKosh wholesale brands from three brands to one brand (OskKosh B’Gosh), significantly reduced the number of styles in order to improve productivity, and exited unprofitable and marginally-profitable customer relationships.

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

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $25.1 million in fiscal 2005, or 8.6%, to $316.5 million. Such growth was driven by incremental sales of $12.2 million generated by new store openings and a comparable store sales increase of $13.8 million, or 4.8%, based on 174 locations. This growth was partially offset by the impact of four store closures of $0.9 million.

The increase in comparable store sales was led by a comparable store sales increase of 10.7% in our brand stores. As of December 31, 2005, we had 41 brand stores as compared to 27 stores as of January 1, 2005. Our “drive to” outlet stores, of which there were 71 as of December 31, 2005, had a comparable store sales increase of 2.8% and were impacted by rising fuel prices as these locations are generally located within 20 to 30 minutes outside of densely populated areas. Across the chain, comparable store sales have been driven by converting all stores to our new format beginning May of 2004, including moving baby products to the front of the store, more impactful window displays, and more effective in-store merchandising and marketing. All stores were converted to the new store format as of April 2005.

There were a total of 193 Carter’s retail stores as of December 31, 2005. During fiscal 2005, we opened 17 stores and closed 4 stores.

OSHKOSH RETAIL STORES

OshKosh retail store sales contributed $140.1 million in net sales from the period from July 14, 2005 through December 31, 2005. During the period from July 14, 2005 through December 31, 2005, we closed 29 OshKosh retail stores, including 15 OshKosh lifestyle stores. Liabilities for these store closures have been provided for in purchase accounting as described in Note 16 to the accompanying audited consolidated financial statements.

There were a total of 142 OshKosh retail stores as of December 31, 2005.

GROSS PROFIT

Our gross profit increased $98.2 million, or 33.0%, to $396.3 million in fiscal 2005. Gross profit as a percentage of net sales was 35.3% in fiscal 2005 as compared to 36.2% in fiscal 2004.

The decrease in gross profit as a percentage of net sales reflects:

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

(ii)         significant growth in our higher margin retail business, resulting from the Acquisition of the OshKosh retail stores (consolidated retail sales increased from 35% of total sales to 41% of total sales); and

(iii)     a decrease of $2.5 million in charges related to excess inventory.

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

As a result of the Acquisition, as discussed in Note 1 to the accompanying audited consolidated financial statements, we license the use of our OshKosh and Genuine Kids from OshKosh brand names. Royalty income from these brands was approximately $6.6 million for the period from July 14, 2005 through December 31, 2005, including $2.6 million in international royalty income.

OPERATING INCOME

Operating income increased $20.2 million, or 20.0%, to $121.2 million in fiscal 2005. The increase in operating income was due to the factors described above.

LOSS ON EXTINGUISHMENT OF DEBT

As a result of the Refinancing, we incurred a $14.0 million redemption premium in connection with the repurchase of our Notes, wrote off $4.5 million in debt issuance costs associated with our former senior credit facility and Notes, expensed $0.5 million related to the debt discount on the Notes, and wrote off $1.1 million in new debt issuance costs associated with our Senior Credit Facility in accordance with EITF 96-19.

INTEREST EXPENSE, NET

Interest expense in fiscal 2005 increased $4.7 million, or 25.5%, to $23.2 million. This increase is attributable to the impact of additional borrowings associated with the Transaction as described in Note 1 to the accompanying audited consolidated financial statements. Weighted-average borrowings in fiscal 2005 prior to the Transaction were $169.1 million at an effective interest rate of 9.9%. Subsequent to the Transaction, weighted-average borrowings were $472.7 million at an effective interest rate of 5.9%. In fiscal 2004, weighted-average borrowings were $204.6 million at an effective interest rate of 8.6%.

INCOME TAXES

Our effective tax rate was 39.4% in fiscal 2005 and 39.8% in fiscal 2004. Our effective tax rate was slightly higher in 2004 due primarily to the impact of certain non-deductible costs. See Note 9 to the accompanying audited consolidated financial statements for the reconciliation of the statutory rate to our effective tax rate.

NET INCOME

Our fiscal 2005 net income decreased $2.5 million to $47.2 million as compared to $49.7 million in fiscal 2004 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are working capital, capital expenditures, and debt service. Our primary source of liquidity will be cash flow from operations and borrowings under our new Revolver, and we expect that these sources will fund our ongoing requirements for working capital, debt service, and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our Senior Credit Facility, described below.

Net accounts receivable at December 30, 2006 were $110.6 million compared to $96.1 million at December 31, 2005. This increase reflects higher levels of wholesale and mass channel revenue in the latter part of fiscal 2006 as compared to the latter part of fiscal 2005.

Inventory levels at December 30, 2006 were $193.6 million compared to $188.5 million at December 31, 2005. This increase was driven by an increase in finished goods inventory to support forecasted demand, partially offset by the impact of lower levels of inventory in our retail stores, lower levels of excess inventory, and a decline in work in progress and raw material inventory due to the closure of our OshKosh brand sewing facility located in Uman, Mexico during the first quarter of fiscal 2006.

Net cash provided by operating activities during fiscal 2006 was $88.2 million compared to $137.3 million in fiscal 2005. Operating cash flow in fiscal 2006 is not comparable to fiscal 2005 due to the timing of the Acquisition on July 14, 2005, a point in the year when OshKosh’s working capital was at its peak. Additionally, in fiscal 2006, the Company had significant reductions in current liabilities resulting from the payment of Acquisition-related liabilities and a change in classification of the income tax benefit from the exercise of stock options resulting from the adoption of SFAS 123R as described in Note 7 to the accompanying audited consolidated financial statements. Net cash provided by our operating activities in fiscal 2004 was approximately $42.7 million. The increase in net cash flow provided by operating activities in fiscal 2005 as compared to fiscal 2004 was driven by the growth in earnings, adjusted for non-cash charges related to the Transaction, increase in accounts payable and other current liabilities, and reductions in OshKosh brand inventory since the date of the Acquisition.

We invested $30.8 million in capital expenditures during fiscal 2006 compared to $22.6 million in fiscal 2005. Major investments include retail store openings and remodelings and investments in information technology. We plan to invest $35 million to $40 million in capital expenditures in fiscal 2007.

In connection with the Acquisition, we developed an integration plan including costs related to severance and relocation, facility and store closings, and contract terminations. The following liabilities, included in other current liabilities in the accompanying audited consolidated financial statements, were established at the closing of the Acquisition. Remaining payments will be funded by cash flow from operations and borrowings under our new Revolver and are expected to be paid in fiscal 2007:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Payments	(2,304)	(71)	(468)	(934)	(3,777)
Adjustments to cost in excess of fair value of net assets acquired	673	(78)	—	(168)	427
Balance at December 31, 2005	8,209	1,926	6,552	898	17,585
Payments	(5,294)	(1,377)	(4,999)	(399)	(12,069)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787

Also in connection with the Acquisition, we refinanced our former senior credit facility, which consisted of a $36.2 million Term Loan and an available $80.0 million revolving loan facility under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our Notes at a price that included a redemption premium of $14.0 million in addition to the principal amount of $113.8 million. As a result of the Refinancing, we expensed $4.5 million in debt issuance costs related to the former senior credit facility and the Notes and expensed $0.5 million related to the debt discount on the Notes.

Financing for the Transaction was provided by a new $500 million Term Loan and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions. The proceeds from the Senior Credit Facility were used to purchase the outstanding common stock and vested stock options of OshKosh ($312.1 million), pay Transaction expenses ($6.2 million), refinance our former senior credit facility ($36.2 million), repurchase our Notes ($113.8 million), pay a redemption premium on the Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million). Approximately $1.1 million of the debt issuance costs were expensed in accordance with EITF 96-19. Other costs paid prior and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

As a result of the Transaction, we experienced an increase in interest costs, with weighted-average borrowings of $397.9 million at an effective interest rate of 7.25% in fiscal 2006, as compared to weighted-average borrowings of $320.6 million at an effective interest rate of 7.66% in fiscal 2005.

In March 2006, we made a $9.0 million prepayment on our Term Loan; in May 2006 we made a $15.0 million prepayment on our Term Loan; in June 2006 we made a $10.0 million prepayment on our Term Loan; in November 2006 we made a $35.0 million prepayment on our Term Loan, and in December 2006 we made an $11.9 million prepayment on our Term Loan. In fiscal 2006, we also made scheduled amortization payments of $4.1 million.

In addition to scheduled amortization payments made during the third and fourth quarters of fiscal 2005, we prepaid an additional $67.6 million of Term Loan indebtedness in fiscal 2005.

At December 30, 2006, we had approximately $345.0 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of $14.5 million of outstanding letters of credit. At December 31, 2005, we had approximately $430.0 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of approximately $20.2 million of outstanding letters of credit.

The term of the Revolver expires July 14, 2011 and the term of the Term Loan expires July 14, 2012. Principal borrowings under the Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2007 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the Term Loan. On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt. The swap agreement matures July 30, 2010. As of December 30, 2006, approximately $165 million of our outstanding Term Loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%. The collar covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt. The collar matures on January 31, 2009.

On April 28, 2006, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Credit Facility. Amendment No. 1 reduced the Company’s interest rate by refinancing the existing Term Loan (initially priced at LIBOR + 1.75% with a leverage-based pricing grid ranging from LIBOR + 1.50% to LIBOR + 1.75%) with a new Term Loan having an applicable rate of LIBOR + 1.50% with no leverage-based pricing grid. If the Company makes any optional prepayments of its Term Loans prior to the one-year anniversary of Amendment No. 1 in connection with any repricing transaction, the Company will be required to pay a prepayment premium of 1% of the amount of such Term Loans being prepaid. Interest is payable at the end of interest rate reset periods, which vary in length, but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans. The effective interest rate on variable rate Term Loan borrowings as of December 30, 2006 was 6.9%. The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and fixed charge coverage ratio. The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations. There is no excess cash flow payment required for fiscal 2006. Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

On February 15, 2007, the Company’s Board of Directors approved the Company’s plan to close its White House, Tennessee distribution center, which has been utilized to distribute the Company’s OshKosh brand products. In conjunction with the plan to close this distribution center, the Company anticipates it will incur approximately $5.8 million in cash expenses. Estimated charges consist of approximately $3.8 million of severance and other employee related costs and $2.0 million of other costs to exit the facility. Additionally, the Company expects to incur approximately $3.9 million of non-cash charges relating to accelerated depreciation and asset impairment.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares. Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. This program has no time limit. The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.

The following table summarizes as of December 30, 2006, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$2,627	$4,379	$3,503	$3,503	$3,503	$327,517	$345,032
Interest on debt: Variable rate (a)	23,043	23,043	23,043	23,043	23,043	11,522	126,737
Operating leases (see Note 10 to the Consolidated Financial Statements)	38,403	31,296	26,276	20,189	14,383	32,823	163,370
Total financial obligations	64,073	58,718	52,822	46,735	40,929	371,862	635,139
Letters of credit	14,546	—	—	—	—	—	14,546
Purchase obligations (b)	168,255	—	—	—	—	—	168,255
Total financial obligations and commitments	$246,874	$58,718	$52,822	$46,735	$40,929	$371,862	$817,940

(a)           Reflects estimated variable rate interest on obligations outstanding on our Term Loan as of December 30, 2006 using an interest rate of 6.9% (rate in effect at December 30, 2006).

(b)          Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The purchase obligations category above relates to commitments for inventory purchases. Amounts reflected on the accompanying audited consolidated balance sheet in accounts payable or other current liabilities are excluded from the table above.

In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations, included in other current and other long-term liabilities as further described in Note 8 to the accompanying audited consolidated financial statements.

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our Revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of amounts outstanding under our Revolver on or before July 14, 2011 and amounts outstanding under our Term Loan on or before July 14, 2012.

EFFECTS OF INFLATION AND DEFLATION

We are affected by inflation and changing prices primarily through purchasing product from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. In recent years, there has been deflationary pressure on selling prices. While we have been successful in offsetting such deflationary pressures through product improvements and lower costs with the expansion of our global sourcing network, if deflationary price trends outpace our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. Over the past five fiscal years, excluding the impact of the Acquisition in fiscal 2005, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each fiscal year. We had $5.0 million in peak borrowings in fiscal 2006 and no borrowings under our former revolving credit facility or new Revolver during fiscal 2005.

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

Our significant accounting policies are described in Note 2 to the accompanying audited consolidated financial statements. The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition: We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. We provide accommodations and allowances to our key wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions. Such amounts are reflected as a reduction of net sales and are recorded based upon historical trends and annual forecasts. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. Our credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $3.3 million in fiscal 2006, $4.8 million in fiscal 2005, and $3.3 million in fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory: We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename: As of December 30, 2006, we had approximately $602.0 million in cost in excess of fair value of net assets acquired and tradename assets. The fair value of the Carter’s tradename was estimated at the 2001 Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The fair value of the OshKosh tradename was estimated at the Acquisition to be approximately $102 million, also using a discounted cash flow analysis. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% and 12% for Carter’s and OshKosh, respectively. The tradenames were determined to have indefinite lives. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of cost in excess of fair value of net assets acquired is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

Accrued expenses: Accrued expenses for health insurance, workers’ compensation, incentive compensation, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Accounting for income taxes: As part of the process of preparing the accompanying audited consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying audited consolidated statement of operations.

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

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate—This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term—This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase compensation expense.

Dividend yield—The Company does not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeitures—The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the accompanying audited consolidated statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation begins with a determination as to whether it is “more likely than not” that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the “more likely than not” recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. While our analysis of the impact of this interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2007 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. These risks are described under the heading “Risk Factors” on page 8.

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

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates. As of December 30, 2006, our outstanding debt aggregated approximately $345.0 million, of which $79.9 million bore interest at a variable rate. An increase of 1% in the applicable rate would increase our annual interest cost by $0.8 million, exclusive of variable rate debt subject to our swap and collar agreements described above, and could have an adverse effect on our net income and cash flow.

OTHER RISKS

There also are other risks in the operation of our business specifically related to our global sourcing network.

We source all of our production from third-party manufacturers primarily located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including the China safeguards, any significant decreases in the value of the U.S. dollar against foreign currencies, and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products into the United States, or affect our operating income. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations. We carefully select our sourcing agents and, in an effort to mitigate the possible disruption in product flow, we place production in various countries that we believe to be of lower risk.

We enter into various purchase order commitments with full-package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Historically, such cancellations and related termination charges have not had a material impact on our business. However, as we rely nearly exclusively on our full-package global sourcing network, we expect to incur more of these termination charges, which could increase our cost of goods sold.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter’s, Inc.:

We have completed integrated audits of Carter’s, Inc. and its subsidiaries (the “Company”) consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter’s, Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under ITEM 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.

Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 28, 2007

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$68,545	$84,276
Accounts receivable, net of reserve for doubtful accounts of $3,316 in fiscal 2006 and $3,947 in fiscal 2005	110,615	96,144
Inventories, net	193,588	188,454
Prepaid expenses and other current assets	7,296	6,262
Deferred income taxes	22,377	23,909
Total current assets	402,421	399,045
Property, plant, and equipment, net	87,940	79,458
Tradenames	322,233	322,233
Cost in excess of fair value of net assets acquired	279,756	284,172
Licensing agreements, net of accumulated amortization of $6,205 in fiscal 2006 and $1,950 in fiscal 2005	12,895	17,150
Deferred debt issuance costs, net	5,903	8,257
Leasehold interests, net of accumulated amortization of $682 in fiscal 2006 and $214 in fiscal 2005	1,151	1,619
Other assets	10,892	4,793
Total assets	$1,123,191	$1,116,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,627	$3,241
Accounts payable	70,878	63,735
Other current liabilities	63,012	89,627
Total current liabilities	136,517	156,603
Long-term debt	342,405	426,791
Deferred income taxes	125,784	124,439
Other long-term liabilities	22,994	22,250
Total liabilities	627,700	730,083
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 30, 2006 and December 31, 2005	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,927,280 shares issued and outstanding at December 30, 2006; 40,000,000 shares authorized; 28,909,729 shares issued and outstanding at December 31, 2005	589	289
Additional paid-in capital	275,045	260,414
Deferred compensation	—	(2,749)
Accumulated other comprehensive income	5,301	1,354
Retained earnings	214,556	127,336
Total stockholders’ equity	495,491	386,644
Total liabilities and stockholders’ equity	$1,123,191	$1,116,727

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$1,343,467	$1,121,358	$823,121
Cost of goods sold	854,970	725,086	525,082
Gross profit	488,497	396,272	298,039
Selling, general, and administrative expenses	352,459	288,624	208,756
Closure costs	91	6,828	620
Royalty income	(29,164)	(20,426)	(12,362)
Operating income	165,111	121,246	101,025
Interest income	(1,914)	(1,322)	(335)
Loss on extinguishment of debt	—	20,137	—
Interest expense	28,837	24,564	18,852
Income before income taxes	138,188	77,867	82,508
Provision for income taxes	50,968	30,665	32,850
Net income	$87,220	$47,202	$49,658
Basic net income per common share	$1.50	$0.82	$0.88
Diluted net income per common share	$1.42	$0.78	$0.83
Basic weighted-average number of shares outstanding	57,996,241	57,280,504	56,251,168
Diluted weighted-average number of shares outstanding	61,247,122	60,753,384	59,855,914

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	December 30, 2006	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net income	$87,220	$47,202	$49,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,489	21,912	19,536
Loss on extinguishment of debt	—	20,137	—
Amortization of debt issuance costs	2,354	2,802	1,799
Amortization of inventory step-up	—	13,900	—
Accretion of debt discount	—	40	75
Non-cash stock-based compensation expense	5,942	1,824	377
Non-cash closure costs	—	113	—
Loss (gain) on sale of property, plant, and equipment	118	(64)	164
Income tax benefit from exercised stock options	(9,155)	6,590	3,807
Deferred income taxes	502	380	(3,143)
Effect of changes in operating assets and liabilities (net of assets acquired and liabilities assumed):
Accounts receivable	(14,471)	275	(15,122)
Inventories	(5,134)	4,639	(16,032)
Prepaid expenses and other assets	(886)	543	2,132
Accounts payable	7,143	18,230	(3,983)
Other liabilities	(11,898)	(1,256)	3,408
Net cash provided by operating activities	88,224	137,267	42,676
Cash flows from investing activities:
Acquisition of OshKosh B’Gosh, Inc., net of cash acquired	—	(309,984)	—
Capital expenditures	(30,848)	(22,588)	(20,481)
Proceeds from sale of property, plant, and equipment	348	2,860	1,304
Sale of investments	—	229,180	—
Purchase of investments	—	(210,825)	—
Collections on loan	—	2,954	600
Net cash used in investing activities	(30,500)	(308,403)	(18,577)
Cash flows from financing activities:
Payments on new term loan	(85,000)	(69,968)	—
Proceeds from new term loan	—	500,000	—
Proceeds from revolving loan facility	5,000	—	—
Payments on revolving loan facility	(5,000)	—	—
Proceeds from former revolving loan facility	—	—	90,510
Payments on former revolving loan facility	—	—	(90,510)
Payments on former term loan	—	(71,326)	(28,286)
Payment of 10.875% Senior Subordinated Notes	—	(113,750)	—
Payment of debt redemption premium	—	(14,015)	—
Payments of capital lease obligations	—	—	(164)
Payments of debt issuance costs	—	(10,780)	—
Income tax benefit from exercised stock options	9,155	—	—
Proceeds from exercise of stock options	2,390	1,986	1,555
Net cash (used in) provided by financing activities	(73,455)	222,147	(26,895)
Net (decrease) increase in cash and cash equivalents	(15,731)	51,011	(2,796)
Cash and cash equivalents at beginning of period	84,276	33,265	36,061
Cash and cash equivalents at end of period	$68,545	$84,276	$33,265

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
Balance at January 3, 2004	$280	$241,780	$—	$—	$30,476	$272,536
Tax benefit from exercise of stock options		3,807				3,807
Exercise of stock options (888,114 shares)	4	1,551				1,555
Compensation expense on stock options		372				372
Issuance of restricted stock (6,070 shares)		100	(100)
Amortization of deferred compensation			5			5
Net income					49,658	49,658
Balance at January 1, 2005	284	247,610	(95)	—	80,134	327,933
Tax benefit from exercise of stock options		6,590				6,590
Exercise of stock options (806,000 shares)	5	1,981				1,986
Compensation expense on stock options		725				725
Issuance of common stock (18,354 shares)		420				420
Issuance of restricted stock (130,200 shares)		3,088	(3,088)
Amortization of deferred compensation			434			434
Comprehensive income:
Net income					47,202	47,202
Unrealized gain on interest rate swap, net of tax of $795				1,354		1,354
Total comprehensive income	—	—	—	1,354	47,202	48,556
Balance at December 31, 2005	289	260,414	(2,749)	1,354	127,336	386,644
Tax benefit from exercise of stock options		9,417				9,417
Exercise of stock options (994,250 shares)	9	2,381				2,390
Stock-based compensation expense		5,333				5,333
Issuance of common stock (17,172 shares)		540				540
Reversal of deferred compensation (Note 7)		(2,749)	2,749
Two-for-one common stock split (Note 6)	291	(291)
SFAS 158 transition adjustment, net of tax of $2,329 (Note 8)				3,836		3,836
Comprehensive income:
Net income					87,220	87,220
Unrealized gain on interest rate swap, net of tax of $194				370		370
Unrealized loss on interest rate collar, net of tax of $148				(259)		(259)
Total comprehensive income	—	—	—	111	87,220	87,331
Balance at December 30, 2006	$589	$275,045	$—	$5,301	$214,556	$495,491

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

Carter’s, Inc., and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh, and related labels. Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 219 Carter’s and 157 OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

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

The accompanying audited consolidated financial statements include the operations of OshKosh for the fiscal year ended December 30, 2006. The consolidated statement of operations for the fiscal year ended December 31, 2005 reflects the operations of OshKosh for the period from July 14, 2005 through December 31, 2005.

As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its senior credit facility (“former senior credit facility”) and repurchased $113.8 million of 10.875% Senior Subordinated Notes due 2011 (the “Notes”) (together with the Acquisition, the “Transaction”). Financing for the Transaction was provided by a new $500 million Term Loan (the “Term Loan”) and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility,” see Note 5).

The proceeds from the Refinancing were used to purchase the outstanding common stock and vested stock options of OshKosh B’Gosh, Inc. ($312.1 million), pay Transaction expenses ($6.2 million), refinance the Company’s former senior credit facility ($36.2 million), repurchase the Notes ($113.8 million), pay a redemption premium on the Notes ($14.0 million), along with accrued and unpaid interest ($5.1 million), and pay debt issuance costs ($10.6 million). Other Transaction expenses paid prior to and subsequent to the closing of the Transaction totaled $1.4 million, including $0.2 million in debt issuance costs.

As a result of the Refinancing, we expensed $4.5 million in unamortized debt issuance costs related to the former senior credit facility and Notes and expensed $0.5 million related to the debt discount on the Notes. Additionally, we expensed approximately $1.1 million of debt issuance costs associated with the Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY: (Continued)

A summary of the Acquisition purchase price allocation is as follows:

(dollars in thousands)
Cash and cash equivalents	$9,500
Investments	18,355
Accounts receivable	15,979
Inventory	86,201
Deferred tax assets	13,453
Property, plant, and equipment	26,107
Tradename	102,000
Licensing agreements	19,100
Leasehold interests	1,833
Other assets	5,075
Accounts payable	(19,052)
Severance and relocation (Note 16)	(9,733)
Other exit costs (Note 16)	(2,167)
Lease termination costs (Note 16)	(7,200)
Contract termination costs (Note 16)	(1,533)
Deferred tax liabilities	(41,800)
Accrued and other liabilities	(39,820)
Cost in excess of fair value of net assets acquired	143,186
$319,484

Final adjustments of approximately $1.0 million had been made to the preliminary Acquisition purchase price through the second quarter of fiscal 2006, resulting in a reduction in the cost in excess of fair value of net assets acquired. Additionally, as further described in Note 2, approximately $0.7 million related to pre-Acquisition tax contingencies were reversed, resulting in a corresponding reduction in the cost in excess of fair value of net assets acquired.

The following unaudited pro forma summary presents information as if the Transaction occurred at the beginning of the periods presented with financing obtained as described above and assumes that there were no other changes in our operations. This pro forma information does not necessarily reflect the actual results that would have occurred had the Company been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The unaudited pro forma summary reflects the combined Company for the fiscal years ended December 31, 2005 and January 1, 2005.

	For the fiscal years ended
(dollars in thousands, except share data)	December 31, 2005	January 1, 2005
Pro forma net sales	$1,294,684	$1,221,861
Pro forma net income	$38,881	$32,183
Pro forma basic earnings per share	$0.68	$0.57
Pro forma diluted earnings per share	$0.64	$0.54

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY: (Continued)

Included in the unaudited pro forma results shown above for the fiscal years ended December 31, 2005 and January 1, 2005 are a redemption premium of $14.0 million related to the repurchase of the Notes, a $4.5 million write-off of unamortized debt issuance costs related to the former senior credit facility and the Notes, a $0.5 million charge related to the discount on the Notes, and a $1.1 million charge to write off new debt issuance costs incurred in connection with the Refinancing in accordance with EITF 96-19. Also included in the above pro forma results for the fiscal years ended December 31, 2005 and January 1, 2005, is a pre-tax charge of $13.9 million related to the amortization of the step-up of acquired OshKosh inventory to fair value.

On July 12, 2001, a special purpose entity formed by Berkshire Partners entered into a stock purchase agreement with Carter’s, Inc. and all of Carter’s, Inc.’s stockholders to acquire substantially all of the stock of Carter’s, Inc. except for some equity interests held by our management (the “2001 Acquisition”). The 2001 Acquisition was consummated on August 15, 2001 and was accounted for under the purchase method of accounting.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying audited consolidated financial statements include the accounts of Carter’s, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR:

Our fiscal year ends on the Saturday in December or January nearest to the last day of December. The accompanying audited consolidated financial statements reflect our financial position as of December 30, 2006 and December 31, 2005 and results of operations for the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005. The fiscal years ended December 30, 2006 (fiscal 2006), December 31, 2005 (fiscal 2005), and January 1, 2005 (fiscal 2004), each contain 52 weeks.

CASH AND CASH EQUIVALENTS:

We consider all highly-liquid investments that have original maturities of three months or less to be cash equivalents. We had cash deposits, in excess of deposit insurance limits, in nine banks at December 30, 2006 and in ten banks at December 31, 2005.

ACCOUNTS RECEIVABLE:

Approximately 85.2% of our gross accounts receivable at December 30, 2006 and 81.0% at December 31, 2005 were from our ten largest wholesale and mass channel customers. Of these customers, four had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 18%) at December 30, 2006. At December 31, 2005, three had individual receivable balances in excess

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

of 10% of our gross accounts receivable (but not more than 19%). Sales to these customers represent comparable percentages to total wholesale and mass channel net sales. In fiscal 2006 and fiscal 2005, two customers each accounted for more than 10% of our consolidated net sales.

Components of accounts receivable as of December 30, 2006 and December 31, 2005 are as follows:

(dollars in thousands)	December 30, 2006	December 31, 2005
Trade receivables, net	$96,952	$87,675
Royalties receivable	6,978	6,639
Other	6,685	1,830
Total	$110,615	$96,144

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out basis for wholesale and mass channel inventory and average cost for retail inventories) or market. We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets, and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings—15 to 26 years and computers and equipment—3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. We capitalize the cost of our fixtures designed and purchased for use at major wholesale and mass channel accounts. The cost of these fixtures is amortized over a three-year period.

Cost in excess of fair value of net assets acquired AND OTHER INTANGIBILE ASSETS:

Cost in excess of fair value of net assets acquired represents the excess of the cost of the Acquisition and the 2001 Acquisition over the fair value of the net assets acquired. Our cost in excess of fair value of net assets acquired is not deductible for tax purposes.

In connection with the 2001 Acquisition, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and applied the required provisions of SFAS No. 142, “Goodwill and other Intangible Assets.” Accordingly, our tradename and cost in excess of fair value of net assets acquired are deemed to have indefinite lives and are not being amortized. Our licensing agreements, however, recognized in the allocation of the 2001 Acquisition purchase price, were amortized over the average three-year life of such agreements, as it was determined that these agreements had finite lives. Amortization expense on our licensing agreements was $3.1 million for fiscal 2004. The licensing agreements were fully amortized as of August 15, 2004.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

In connection with the Acquisition of OshKosh on July 14, 2005, the Company recorded cost in excess of fair value of net assets acquired and other intangible assets in accordance with SFAS 141.

As of December 30, 2006, cost in excess of net assets acquired and other intangible assets resulting from the Acquisition were as follows:

(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization
Cost in excess of fair value of net assets acquired	Indefinite	$143,186	$—
OshKosh tradename	Indefinite	$102,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$6,205
Leasehold interests	4.1 years	$1,833	$682

During the fiscal year ended December 30, 2006, approximately $0.7 million related to pre-Acquisition tax contingencies were reversed due to the closure of certain tax periods. This reversal resulted in a corresponding adjustment to cost in excess of fair value of net assets acquired of $0.7 million in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

Amortization expense for intangible assets subject to amortization was approximately $4.7 million for the fiscal year ended December 30, 2006 and $2.2 million for the period from July 14, 2005 through December 31, 2005. Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2007	$4,446
2008	4,106
2009	3,717
2010	1,777
Total	$14,046

During the fiscal year ended December 30, 2006, approximately $2.7 million related to tax contingencies established in connection with the 2001 Acquisition were reversed due to the closure of certain tax periods. This reversal resulted in a corresponding adjustment to cost in excess of fair value of net assets acquired of $2.7 million in accordance with EITF 93-7.

We measure our goodwill and tradename for impairment (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) on at least an annual basis or if events or changes in circumstances so dictate. Based upon our most recent assessment performed as of December 30, 2006, we found there to be no impairment of our cost in excess of fair value of net assets acquired or tradename assets.

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

DEFERRED DEBT ISSUANCE COSTS:

Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt. Amortization approximated $2,354,000 for the fiscal year ended December 30, 2006, $2,802,000 for the fiscal year ended December 31, 2005, and $1,799,000 for the fiscal year ended January 1, 2005.

CASH FLOW HEDGES:

The Senior Credit Facility requires us to hedge at least 25% of our variable rate Term Loan debt. On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt. The swap agreement matures on July 30, 2010. The unrealized gain, net of taxes, related to the interest rate swap was $0.4 million for the fiscal year ended December 30, 2006 and $1.4 million for the period from September 22, 2005 to December 31, 2005 and is included within accumulated other comprehensive income on the accompanying audited consolidated balance sheets. During the fiscal year ended December 30, 2006, we reclassified approximately $1.3 million related to the swap agreement into earnings.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%. The collar covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt. The collar matures on January 31, 2009. The unrealized loss, net of tax benefit, related to the collar was ($0.3) million for the fiscal year ended December 30, 2006 and is included within accumulated other comprehensive income on the accompanying audited consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

ACCUMULATED OTHER COMPREHENSIVE INCOME:

Accumulated other comprehensive income, shown as a component of stockholders’ equity on the accompanying audited consolidated balance sheets, reflects unrealized gains or losses on the Company’s interest rate swap and collar, net of tax, which are not included in the determination of net income. These unrealized gains and losses are recorded directly into accumulated other comprehensive income and are referred to as comprehensive income items. Accumulated other comprehensive income in fiscal 2006 also reflects the recording of a net transition benefit asset resulting from the adoption of SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Prospectively, accumulated other comprehensive income will reflect, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,”(“SFAS 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”).

REVENUE RECOGNITION:

Revenues consist of sales to customers, net of returns, accommodations, allowances, deductions, and cooperative (“co-op”) advertising. We consider revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. We provide accommodations and allowances to our major wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions. Such amounts are reflected as a reduction of net sales and are recorded based on historical trends and annual forecasts. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. Our credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $3.3 million in fiscal 2006, $4.8 million in fiscal 2005, and $3.3 million in fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

Shipping and handling costs include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general, and administrative expenses. These costs amounted to approximately $38,059,000 for fiscal 2006, $37,089,000 for fiscal 2005, and $26,955,000 for fiscal 2004.

With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed would be included in revenue and the related cost would be charged to cost of goods sold. For fiscal years 2006, 2005, and 2004, no such arrangements or billings to customers occurred.

ROYALTIES AND LICENSE FEES:

We license the Carter’s, Just One Year, Child of Mine, OshKosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children’s products, including bedding, outerwear, sleepwear, shoes, socks, room décor, toys, stationery, strollers, hair accessories, and related products. These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

STOCK-BASED COMPENSATION ARRANGEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires companies to expense the fair value of employee stock options and similar awards. Effective January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for its share-based payments based on the fair value of the awards at the grant date. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

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

We determine the fair value of stock options under SFAS 123R using the Black-Scholes option pricing model, which is consistent with our valuation techniques previously utilized for stock options in pro forma footnote disclosure required under SFAS 123, and require the use of subjective assumptions. These assumptions include the following:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Volatility—This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of options being valued. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate—This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected term—This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase compensation expense.

Dividend yield—The Company does not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeitures—The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the accompanying audited consolidated statement of operations.

Prior to the filing of our first Registration Statement on Form S-1 on August 23, 2002 in connection with our initial public offering, we used the minimum value method to value stock options, as provided by SFAS 123. Under SFAS 123R, no compensation expense has been recorded for options recorded under the minimum value method.

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant, consistent with our treatment of such awards under APB 25 prior to the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized and disclosed under SFAS 123 and SFAS 123R for exercised options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is now shown as “Income tax benefit from exercised stock options” on the accompanying audited consolidated statement of cash flows. The income tax benefit from exercised stock options, presented as a cash inflow from financing activities for the fiscal year ended December 30, 2006, was approximately $9.2 million. Prior periods have not been restated. In accordance with the provisions of SFAS 123R, we have also selected the long-form method for establishing our additional paid-in capital pool.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

INCOME TAXES:

The accompanying audited consolidated financial statements reflect current and deferred tax provisions. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in our deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid in cash approximated $27,815,000 for the fiscal year ended December 30, 2006, $21,720,000 for the fiscal year ended December 31, 2005, and $16,979,000 for the fiscal year ended January 1, 2005. Income taxes paid in cash approximated $40,277,000 for the fiscal year ended December 30, 2006, $20,245,000 for the fiscal year ended December 31, 2005, and $33,970,000 for the fiscal year ended January 1, 2005.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

For the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, antidilutive and performance-based shares of 351,250, 869,600, and 608,470 were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding for Carter’s, Inc.

	For the fiscal years ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net income	$87,220,000	$47,202,000	$49,658,000
Carter’s, Inc.’s weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,996,241	57,280,504	56,251,168
Dilutive effect of unvested restricted stock	71,626	2,140	—
Dilutive effect of stock options	3,179,255	3,470,740	3,604,746
Diluted number of common and common equivalent shares outstanding	61,247,122	60,753,384	59,855,914
Basic net income per common share	$1.50	$0.82	$0.88
Diluted net income per common share	$1.42	$0.78	$0.83

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation begins with a determination as to whether it is “more likely than not” that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the “more likely than not” recognition threshold is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement for recognition in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. While our analysis of the impact of this interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

NOTE 3—INVENTORIES:

Inventories consisted of the following:

(dollars in thousands)	December 30, 2006	December 31, 2005
Finished goods	$193,588	$185,472
Work in process	—	2,336
Raw materials and supplies	—	646
Total	$193,588	$188,454

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consisted of the following:

(dollars in thousands)	December 30, 2006	December 31, 2005
Land, buildings, and improvements	$57,767	$49,401
Computers and equipment	90,681	65,759
Marketing fixtures	4,923	4,904
Construction in progress	2,041	8,093
	155,412	128,157
Accumulated depreciation and amortization	(67,472)	(48,699)
Total	$87,940	$79,458

Depreciation and amortization expense was approximately $21,767,000 for the fiscal year ended December 30, 2006, $19,748,000 for the fiscal year ended December 31, 2005, and $16,411,000 for the fiscal year ended January 1, 2005.

NOTE 5—LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	December 30, 2006	December 31, 2005
Senior Credit Facility Term Loan	$345,032	$430,032
Current maturities	(2,627)	(3,241)
Total long-term debt	$342,405	$426,791

REFINANCING

In connection with the Acquisition on July 14, 2005, as further described in Note 1, we refinanced our former senior credit facility, which consisted of a $36.2 million Term Loan and an available $80.0 million revolving loan facility under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our Notes due 2011 at a price that included a redemption premium of

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM DEBT: (Continued)

$14.0 million in addition to the principal amount of $113.8 million. As a result of the Refinancing, we expensed $4.5 million in unamortized debt issuance costs related to the former senior credit facility and the Notes and expensed $0.5 million related to the debt discount on the Notes. The effective interest rate on variable rate Senior Credit Facility borrowings outstanding as of July 14, 2005 was 5.1% and 5.0% at January 1, 2005.

SENIOR CREDIT FACILITY

Financing for the Transaction, as further described in Note 1, was provided by a new Senior Credit Facility comprised of a $500 million Term Loan and a $125 million Revolver (including a sub-limit for letters of credit of $80 million) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions. The term of the Revolver expires July 14, 2011 and the term of the Term Loan expires July 14, 2012. Since the Acquisition in addition to scheduled amortization payments, we made voluntary prepayments on our Term Loan of $80.9 million in fiscal 2006 and $67.6 million in fiscal 2005.

In connection with the Senior Credit Facility, the Company incurred in fiscal 2005 approximately $10.8 million in debt issuance costs. Approximately $1.1 million of these debt issuance costs were expensed in accordance with EITF 96-19.

Amounts outstanding under the Revolver initially accrue interest at a prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios. There were no borrowings outstanding under the Revolver at December 30, 2006 and December 31, 2005.

Amounts outstanding under the Term Loan initially accrued interest at prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and could be reduced based upon the achievement of certain leverage ratios and credit ratings. On April 28, 2006, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Credit Facility. Amendment No. 1 reduced the Company’s interest rate by refinancing an existing Term Loan (initially priced at LIBOR + 1.75% with a leverage-based pricing grid ranging from LIBOR + 1.50% to LIBOR + 1.75%) with a new Term Loan having an applicable rate of LIBOR + 1.50% with no leverage-based pricing grid. If the Company makes any optional prepayments of its Term Loans prior to the one-year anniversary of Amendment No. 1 in connection with any repricing transaction, the Company will be required to pay a prepayment premium of 1% of the amount of such Term Loans being prepaid. Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans. The effective interest rates on variable rate Term Loan borrowings as of December 30, 2006 and December 31, 2005 were 6.9% and 5.7%.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM DEBT: (Continued)

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the Term Loan. On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest. This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt as of December 30, 2006. The swap agreement matures July 30, 2010.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%. The collar covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt. The collar matures on January 31, 2009.

Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2007 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

NOTE 6—COMMON STOCK:

On May 12, 2006, the Company amended its certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 40,000,000 to 150,000,000.

On June 6, 2006, the Company effected a two-for-one stock split (the “stock split”) through a stock dividend to stockholders of record as of May 23, 2006, of one share of our common stock for each share of common stock outstanding. Earnings per share for all prior periods presented have been adjusted to reflect the stock split.

As of December 30, 2006, the total amount of Carter’s, Inc.’s authorized capital stock consisted of 150,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share. As of December 30, 2006, 58,927,280 shares of common stock and no shares of preferred stock were outstanding.

During fiscal 2006, we granted 17,172 shares of common stock to our non-management board members. The fair market value of Carter’s, Inc.’s common stock at the time of issuance was $31.45. Accordingly, we recognized $540,000 in compensation expense in fiscal 2006. We received no proceeds from the issuance of these shares.

During fiscal 2005, we issued 18,354 shares of Carter’s, Inc.’s common stock to our non-management board members. The fair market value of Carter’s, Inc.’s common stock at the time of issuance was $22.88. Accordingly, we recognized $420,000 in compensation expense in fiscal 2005. We received no proceeds from the issuance of these shares.

The issued and outstanding shares of common stock are validly issued, fully paid, and nonassessable. Holders of Carter’s, Inc.’s common stock are entitled to share equally, share for share, if dividends are declared on Carter’s, Inc.’s common stock, whether payable in cash, property, or our securities. The shares of common stock are not convertible and the holders thereof have no preemptive or subscription rights to purchase any of our securities. Upon liquidation, dissolution, or winding up of our Company, the holders of common stock are entitled to share equally, share for share, in our assets which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of any series of preferred stock then outstanding. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There is no cumulative voting. Except as otherwise

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—COMMON STOCK: (Continued)

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

NOTE 7—STOCK-BASED COMPENSATION:

Under our Amended and Restated 2003 Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards. All share and per share amounts have been adjusted to reflect the stock split discussed in Note 6 above.

On May 12, 2005, the Board of Directors implemented, and our stockholders approved an amendment to the Plan to increase the number of shares available to be delivered under the Plan by 2,800,000 to 11,488,392, with no more than 1,260,000 of such additional shares able to be used for awards other than stock options and to reduce the number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year from 8,000,000 to 2,000,000. As of December 30, 2006, there are 2,173,283 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to Directors and those key employees selected by the compensation committee. The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events. All stock options issued under the Plan expire no later than ten years from the date of grant. The Company believes that the current level of authorized shares is sufficient to satisfy future option exercises.

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

The adoption of SFAS 123R has resulted in additional pre-tax, share-based compensation expense (a component of selling, general, and administrative expenses) in the amount of approximately $3.9 million

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION: (Continued)

related to stock options for the fiscal year ended December 30, 2006, than if the Company had continued to account for share-based compensation under APB 25. The impact on net income for the fiscal year ended December 30, 2006 was a reduction of approximately $2.4 million, or $0.04, on both basic and diluted earnings per share.

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

The following table provides supplemental information for the fiscal year ended December 31, 2005 and January 1, 2005 as if stock-based compensation had been computed under SFAS 123, as amended by SFAS 148:

	For the fiscal years ended
(dollars in thousands, except per share data)	December 31, 2005	January 1, 2005
Net income, as reported	$47,202	$49,658
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	1,103	227
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(2,952)	(1,747)
Pro forma net income	$45,353	$48,138
Net income per common share:
Basic—as reported	$0.82	$0.88
Basic—pro forma	$0.79	$0.86
Diluted—as reported	$0.78	$0.83
Diluted—pro forma	$0.75	$0.80

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION: (Continued)

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the fiscal year ended December 30, 2006:

		Weighted-	Weighted-
Basic Stock Options		average	average
	Basic	exercise price	grant-date
	stock options	per share	fair value
Outstanding, December 31, 2005	4,844,128	$6.23	$2.76
Granted	198,800	$33.18	$15.09
Exercised	(357,850)	$5.35	$2.70
Forfeited	(18,400)	$31.64	$12.88
Expired	—	$—	$—
Outstanding, December 30, 2006	4,666,678	$7.34	$3.26
Exercisable, December 30, 2006	3,668,738	$4.31	$1.87

During fiscal 2006, the Company granted 198,800 basic stock options. In connection with this grant of basic stock options, the Company recognized approximately $520,000 in compensation expense during the fiscal year ended December 30, 2006.

A summary of basic stock options outstanding and exercisable at December 30, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value
$3 – $5	3,333,008	4.77 years	$3.14	$1.29	3,267,968	4.74 years	$3.11	$1.29
$6 – $7	275,950	6.71 years	$6.98	$4.88	118,190	6.71 years	$6.98	$4.88
$13 – $17	595,920	7.33 years	$14.81	$6.66	216,480	7.30 years	$14.71	$6.60
$22 – $27	254,200	8.62 years	$23.94	$9.65	60,000	8.55 years	$23.82	$9.52
$31 – $35	207,600	9.11 years	$33.46	$15.03	6,100	8.61 years	$31.49	$12.70
	4,666,678	5.61 years	$7.34	$3.26	3,668,738	5.03 years	$4.31	$1.87

At December 30, 2006, the aggregate intrinsic value of all outstanding basic options was approximately $86.5 million and the aggregate intrinsic value of currently exercisable basic options was approximately $77.8 million. The intrinsic value of basic options exercised during the fiscal year ended December 30, 2006 was approximately $9.1 million. At December 30, 2006, the total estimated compensation cost related to non-vested basic options not yet recognized was approximately $6.6 million with a weighted-average expense recognition period of 2.63 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION: (Continued)

		Weighted-	Weighted-
Performance Stock Options		average	average
	Performance	exercise price	grant-date
	stock options	per share	fair value
Outstanding, December 31, 2005	600,000	$25.06	$9.40
Granted	20,000	$24.20	$11.19
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, December 30, 2006	620,000	$25.04	$9.46
Exercisable, December 30, 2006	—	$—	$—

During the fiscal year ended December 30, 2006, the Company granted 20,000 performance stock options. In connection with this grant of performance stock options, the Company recognized approximately $27,000 in compensation expense during the fiscal year ended December 30, 2006.

A summary of performance stock options outstanding and exercisable at December 30, 2006 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted- average grant-date fair value
$22–$32	620,000	8.57 years	$25.04	$9.46	—	—	$—	$—

At December 30, 2006, the aggregate intrinsic value of all outstanding performance options was approximately $1.4 million. No performance options are currently exercisable. At December 30, 2006, the total estimated compensation cost related to non-vested performance options not yet recognized was approximately $3.9 million with a weighted-average expense recognition period of 2.65 years.

		Weighted-
Retained Stock Options		average
	Retained	exercise price
	stock options	per share
Outstanding, December 31, 2005	1,708,270	$0.75
Granted	—	$—
Exercised	(636,400)	$0.75
Forfeited	—	$—
Expired	—	$—
Outstanding, December 30, 2006	1,071,870	$0.75
Exercisable, December 30, 2006	1,071,870	$0.75

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION: (Continued)

The weighted-average contractual life of the 1,071,870 retained stock options outstanding and exercisable as of December 30, 2006 is 4.63 years. At December 30, 2006, the aggregate intrinsic value of all outstanding retained options, which are all currently exercisable, was approximately $26.5 million. The intrinsic value of retained options exercised during the fiscal year ended December 30, 2006 was approximately $17.5 million.

The weighted-average contractual life for basic, performance, and retained stock options in aggregate as of December 30, 2006 was approximately 5.73 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the fiscal year ended December 30, 2006:

	For the fiscal years ended
	December 30, 2006	December 31, 2005	January 1, 2005
Volatility	38.95%	38.33%	36.80%
Risk-free interest rate	4.69%	4.06%	3.66%
Expected term (years)	6	4	7
Dividend yield	—	—	—

Restricted Stock

All restricted stock awards issued under the Plan vest based upon continued service. Restricted stock awards vest in equal annual installments over a four-year period or cliff vest after a three or four-year period. As noted above, the fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our restricted stock award activity during the fiscal year ended December 30, 2006:

Restricted
Stock
Outstanding, December 31, 2005	134,270
Granted	107,000
Vested	(10,050)
Forfeited	(8,600)
Outstanding, December 30, 2006	222,620

During the fiscal year ended December 30, 2006, the Company granted 107,000 shares of restricted stock to employees. Compensation expense recorded during the fiscal year ended December 30, 2006 for all restricted stock awards totaled approximately $1.4 million. The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $4.4 million as of December 30, 2006.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION: (Continued)

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards are expected to be recorded as follows:

(dollars in thousands)	Basic options	Performance options	Restricted stock	Total
2007	$2,624	$1,530	$1,605	$5,759
2008	2,512	1,530	1,576	5,618
2009	1,333	741	1,100	3,174
2010	145	90	150	385
Total	$6,614	$3,891	$4,431	$14,936

NOTE 8—EMPLOYEE BENEFIT PLANS:

Effective December 30, 2006, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on its balance sheet. SFAS 158 also requires an employer to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions,” or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These costs are then subsequently recognized as components of net periodic benefit cost in the statement of operations pursuant to the recognition and amortization provisions of SFAS 87 and SFAS 106.

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement Plan. We also offer life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and our liabilities are net of these expected employee contributions.

The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	December 30, 2006	December 31, 2005
Benefit Obligation (APBO) at beginning of period	$11,755	$11,486
Service cost	106	149
Interest cost	542	605
Actuarial (gain)/loss	(1,564)	40
Benefits paid	(561)	(525)
APBO at end of period	$10,278	$11,755

Our contribution for these post-retirement benefit obligations was $647,557 in fiscal 2006, $952,074 in fiscal year 2005, and $857,796 in fiscal year 2004. We expect that our contribution for post-retirement

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS: (Continued)

benefit obligations each year from fiscal 2007 through fiscal 2015 will be approximately $700,000. We do  not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

In connection with the adoption of SFAS 158, we recorded a transition obligation of approximately $675,000, or $429,000, net of tax, as a component of accumulated other comprehensive income in order to reflect the remaining unrecognized unfunded accumulated projected benefit obligation for this plan in the accompanying balance sheet as of December 30, 2006.

The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized primarily in other long-term liabilities in the accompanying audited consolidated balance sheets, as follows:

(dollars in thousands)	December 30, 2006	December 31, 2005
Funded status (unfunded APBO)	$10,278	$11,755
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	—	(2,202)
Accrued benefit cost	$10,278	$9,553

Post-retirement benefit obligations under the plan are measured on a discounted basis at an assumed discount rate. At each measurement date, the discount rate was determined with consideration given to Moody’s Aa Corporate bond rate. We believe Moody’s Aa Corporate bond index, which is typically comprised of bonds with longer maturities (typically 20 to 30 year maturities) is comparable to the timing of expected payments under the plan. The discount rates used in determining the APBO were as follows:

	December 30, 2006	December 31, 2005
Discount rates	5.50%	5.50%

The components of post-retirement benefit expense charged to operations are as follows:

	For the fiscal years ended
(dollars in thousands)	December 30, 2006	December 31, 2005
Service cost—benefits attributed to service during the period	$106	$149
Interest cost on accumulated post-retirement benefit obligation	542	605
Amortization of net actuarial loss	—	37
Total net periodic post-retirement benefit cost	$648	$791

The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	December 30, 2006	December 31, 2005
Discount rates	5.50%	5.75%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS: (Continued)

The effects on our plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

We have an obligation under a defined benefit plan covering certain former officers and their spouses. At December 30, 2006 and December 31, 2005, the present value of the estimated remaining payments under this plan was approximately $1.2 million and is included in other current and long-term liabilities in the accompanying audited consolidated balance sheets.

The Company acquired three defined benefit pension plans in connection with the Acquisition of OshKosh. Such pension plans cover certain current and former employees. The fair value of plan assets in these plans as of the date of Acquisition was approximately $50.9 million and the accumulated benefit obligation was approximately $55.5 million. One of these defined benefit pension plans, with an unfunded accumulated benefit obligation of $3.8 million, was terminated and distributions were made to participants in December 2005.

These pension plan assets are invested in group annuity contracts based on the Company’s overall strategic investment direction as follows:

	Target allocation percentage	Expected long-term rate of return
Equity investments	50%	9-10%
Intermediate term debt investments	42%	5-7%
Real estate investments	8%	6-8%
Total	100%	8%

The long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The defined benefit pension plan assets were invested as follows as of the end of the year:

	2006	2005
Equity investments	52%	56%
Intermediate term debt investments	40%	31%
Real estate investments	8%	13%
Total	100%	100%

Pension liabilities are measured on a discounted basis at an assumed discount rate. The discount rate used at December 30, 2006 and December 31, 2005 was determined with consideration given to Moody’s Aa Corporate bond index, adjusted for the timing of expected plan distributions. The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2006	2005
Discount rate	5.5%, 4.7%*	5%

*A discount rate of 4.7% was used for one of the remaining OshKosh defined benefit pension plans to reflect a planned distribution of all participant benefits in fiscal 2007. As of December 30, 2006, this plan had total assets of $10.4 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS: (Continued)

Net periodic pension cost	2006	2005
Discount rate	5.5%	5%
Expected long-term rate of return on assets	8%	8%

The net periodic pension benefit included in the statement of operations was comprised of:

(dollars in thousands)	Fiscal 2006	For the period from July 14, 2005 through December 31, 2005
Service cost	$—	$112
Interest cost	2,601	1,470
Expected return on plan assets	(4,139)	(1,852)
Recognized actuarial loss (gain)	—	—
Net periodic pension benefit	$(1,538)	$(270)

A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

(dollars in thousands)	Fiscal 2006	For the period from July 14, 2005 through December 31, 2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$52,758	$55,523
Service cost	—	112
Interest cost	2,601	1,470
Actuarial (gain) loss	(4,047)	811
Benefits paid	(1,872)	(5,158)
Projected benefit obligation at end of year	$49,440	$52,758
Change in plan assets:
Fair value of plan assets at beginning of year	$52,464	$50,920
Actual return on plan assets	6,010	2,618
Company contributions	—	4,084
Benefits paid	(1,872)	(5,158)
Fair value of plan assets at end of year	$56,602	$52,464
Funded status:
Funded status of plan	$7,162	$(294)
Unrecognized net actuarial loss	—	(922)
Unrecognized prior service cost	—	—
Prepaid (accrued) benefit cost	$7,162	$(1,216)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS: (Continued)

Amounts recognized in the accompanying audited consolidated balance sheets:

(dollars in thousands)	December 30, 2006	December 31, 2005
Prepaid benefit cost	$7,162	$1,138
Accrued benefit liability	$—	$(2,354)

In connection with the adoption of SFAS 158, we recorded a transition asset of approximately $6.8 million, or $4.3 million, net of tax, related to the OshKosh plans as a component of accumulated other comprehensive income in order to reflect the over-funded status of these plans.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

(dollars in thousands)
Fiscal Year
2007	$9,950
2008	$950
2009	$1,470
2010	$1,260
2011	$1,570
2012-2016	$13,180

The retirement benefits under these plans have been frozen as of December 31, 2005. The Company intends to terminate one of the plans and distribute benefits to participants after receiving permission from the Internal Revenue Service. The Company currently anticipates that the plan has sufficient assets to make distributions to all participants.

The following table summarizes the incremental effect of SFAS 158 on the accompanying audited consolidated balance sheet as of December 30, 2006:

(dollars in thousands)	Before application of SFAS 158	Adjustments	After application of SFAS 158
Other assets	$5,209	$5,683	$10,892
Total assets	$1,117,508	$5,683	$1,123,191
Other long-term liabilities	$23,476	$(482)	$22,994
Deferred income taxes	$123,455	$2,329	$125,784
Total liabilities	$625,853	$1,847	$627,700
Accumulated other comprehensive income	$1,465	$3,836	$5,301
Total stockholders’ equity	$491,655	$3,836	$495,491
Total liabilities and stockholders’ equity	$1,117,508	$5,683	$1,123,191

We also sponsor a defined contribution plan within the United States. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served. The plan provides for the option for employee contributions up to statutory limits, of which we match up to 4% of the employee contributions, at a rate of 100% on the first 3% and 50% on the next 2%. Our expense for the defined contribution plan totaled approximately $3,078,000 for the fiscal year

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS: (Continued)

ended December 30, 2006, $2,029,000 for the fiscal year ended December 31, 2005, and $1,761,000 for the fiscal year ended January 1, 2005.

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

NOTE 9—INCOME TAXES:

The provision (benefit) for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Current tax provision (benefit):
Federal	$44,277	$26,226	$30,224
State	5,736	4,402	5,570
Foreign	453	(343)	199
Total current provision	50,466	30,285	35,993
Deferred tax provision (benefit):
Federal	1,349	(203)	(2,800)
State	(847)	583	(343)
Total deferred provision (benefit)	502	380	(3,143)
Total provision	$50,968	$30,665	$32,850

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 30, 2006	December 31, 2005
	Assets (Liabilities)
Current deferred taxes:
Accounts receivable allowance	$6,159	$6,712
Inventory	4,806	4,435
Accrued liabilities	9,368	13,573
Deferred employee benefits	2,422	109
Other	(378)	(920)
Total current deferred taxes	$22,377	$23,909
Non-current deferred taxes:
Depreciation	$(5,972)	$(6,497)
Tradename and licensing agreements	(122,914)	(125,510)
Deferred employee benefits	2,404	7,054
Other	698	514
Total non-current deferred taxes	$(125,784)	$(124,439)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES: (Continued)

The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	December 30, 2006	December 31, 2005
Statutory federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.3	4.2
U.S. tax on closure of foreign facilities	—	0.8
Foreign income, net of tax	—	(0.3)
Federal tax-exempt income	(0.5)	(0.5)
Other	0.1	0.2
Total	36.9%	39.4%

The portion of income (loss) before income taxes attributable to foreign income was approximately $235,000 for the fiscal year ended December 30, 2006, ($243,000) for the fiscal year ended December 31, 2005, and $390,000 for the fiscal year ended January 1, 2005.

NOTE 10—LEASE COMMITMENTS:

Rent expense under operating leases was approximately $46,907,000 for the fiscal year ended December 30, 2006, $40,864,000 for the fiscal year ended December 31, 2005, and $24,416,000 for the fiscal year ended January 1, 2005.

Minimum annual rental commitments under current noncancellable operating leases as of December 30, 2006 were as follows:

(dollars in thousands)	Buildings,		Data		Total
Fiscal Year	primarily retail stores	Transportation equipment	processing equipment	Manufacturing equipment	noncancellable leases
2007	$36,358	$67	$1,894	$84	$38,403
2008	30,417	46	811	22	31,296
2009	25,951	18	301	6	26,276
2010	20,183	2	—	4	20,189
2011	14,383	—	—	—	14,383
Thereafter	32,823	—	—	—	32,823
Total	$160,115	$133	$3,006	$116	$163,370

We currently operate 376 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LEASE COMMITMENTS: (Continued)

In addition, the Company leases the following facilities:

Location	Approximate floor space in square feet	Principal use	Lease expiration date	Renewal options
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2010	13 years
Atlanta, Georgia	102,000	Executive offices/Carter’s design and merchandising	June 2015	5 years
Griffin, Georgia	11,000	Information technology	December 2007	—
Shelton, Connecticut	42,000	Finance and retail store administration	December 2007	6 months
New York, New York	16,000	Carter’s sales office	January 2015	—
New York, New York	19,000	OshKosh’s sales offices/showroom	April 2007	—
New York, New York	21,000	OshKosh’s design center	August 2008	—

In accordance with SFAS No. 13, “Accounting for Leases,” we review all of our leases to determine whether they qualify as operating or capital leases. As of December 30, 2006, all of our leases are classified as operating. Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term. We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term. Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

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

As of December 30, 2006, we have entered into various purchase order commitments with full-package suppliers for merchandise for resale that approximates $168.3 million. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

In May 2005, the Company’s Board of Directors approved a $2.5 million performance-based bonus related to the integration of OshKosh for the Company’s Chief Executive Officer. The integration bonus can be earned based upon the achievement of predetermined financial and other goals from fiscal 2005 through the end of fiscal 2007. During fiscal 2006 and fiscal 2005, we have recognized approximately $1,000,000 and $500,000, respectively of compensation expense in connection with this integration bonus arrangement.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

(dollars in thousands)	December 30, 2006	December 31, 2005
Accrued income taxes	$13,837	$16,994
Accrued incentive compensation	10,678	14,777
Accrued workers’ compensation	10,012	10,700
Accrued purchase accounting reserves (see Note 16)	4,787	17,585
Accrued interest	3,170	3,366
Other current liabilities	20,528	26,205
Total	$63,012	$89,627

NOTE 13—VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable and inventory reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Excess and obsolete inventory reserves
Balance, January 3, 2004	$2,363	$150	$5,032
Additions, charged to expense	3,520	1,087	11,119
Charges to reserve	(3,005)	(1,087)	(6,267)
Balance, January 1, 2005	2,878	150	9,884
Additions, charged to expense	4,833	1,040	8,638
Charges to reserve	(3,764)	(1,040)	(10,222)
Balance, December 31, 2005	3,947	150	8,300
Additions, charged to expense	4,468	732	6,535
Charges to reserve	(5,099)	(732)	(8,935)
Balance, December 30, 2006	$3,316	$150	$5,900

NOTE 14—RELATED PARTY TRANSACTIONS:

In January 2000, we issued a loan to Frederick J. Rowan, II, our Chairman and Chief Executive Officer, in the amount of $4.3 million, the proceeds of which were used by Mr. Rowan to repay a previous loan from us in the amount of $1.5 million. In connection with the 2001 Acquisition, we amended the terms of this loan. Neither the original loan or the amended loan was issued in connection with the purchase of Carter’s, Inc.’s common stock. As amended, the $4.3 million loan was payable in annual installments of $600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid (interest was payable at the average rate payable by us under our former revolving credit facility). In August 2005, Mr. Rowan repaid the entire outstanding balance of $2.4 million.

NOTE 15—SEGMENT INFORMATION:

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION: (Continued)

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue. Certain costs, including incentive compensation for certain employees, plant closure costs, and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements.

The table below presents certain segment information for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 30, 2006	% of Total	December 31, 2005(a)	% of Total	January 1, 2005	% of Total
Net sales:
Wholesale-Carter’s	$464,636	34.6%	$427,043	38.1%	$385,810	46.9%
Wholesale-OshKosh	96,351	7.2%	59,707	5.3%	—	—
Retail-Carter’s	333,050	24.8%	316,477	28.2%	291,362	35.4%
Retail-OshKosh	229,103	17.0%	140,104	12.5%	—	—
Mass Channel-Carter’s	220,327	16.4%	178,027	15.9%	145,949	17.7%
Total net sales	$1,343,467	100.0%	$1,121,358	100.0%	$823,121	100.0%

Operating income:		% of net sales			% of net sales		% of net sales
Wholesale-Carter’s	$89,137	19.2%	$80,566		18.9%	$58,267	15.1%
Wholesale-OshKosh	11,204	11.6%	666	(b)	1.1%	—	—
Retail-Carter’s	57,333	17.2%	63,179		20.0%	59,001	20.3%
Retail-OshKosh	18,809	8.2%	8,702	(c)	6.2%	—	—
Mass Channel-Carter’s	30,797	14.0%	21,588		12.1%	15,676	10.7%
Mass Channel-OshKosh(d)	2,428	—	801		—	—	—
Segment operating income	209,708	15.6%	175,502		15.7%	132,944	16.2%
Other reconciling items	(44,597)	(3.3)%	(54,256)		(4.8)%	(31,919)	(3.9)%
Total operating income	$165,111	12.3%	$121,246		10.8%	$101,025	12.3%

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION: (Continued)

In fiscal 2006, one customer in our wholesale segment accounted for 11% of consolidated net sales and one customer in our mass channel segment accounted for 10% of consolidated net sales.

The table below represents inventory, net, by segment:

(dollars in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Wholesale-Carter’s	$74,737	$63,401	$70,435
Wholesale-OshKosh	32,163	37,095	—
Retail-Carter’s	23,612	28,470	25,116
Retail-OshKosh	18,422	20,497	—
Mass Channel-Carter’s	44,654	38,991	25,241
Total	$193,588	$188,454	$120,792

Wholesale inventories include inventory produced and warehoused for the retail segment.

The following represents property, plant, and equipment, net, by geographic area:

(dollars in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
United States	$87,940	$78,902	$51,055
International	—	556	2,132
Total	$87,940	$79,458	$53,187

Our international operations consisted of sewing facilities and, accordingly, no revenues were recorded at these locations.

The following represents cost in excess of fair value of net assets acquired by segment:

(dollars in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Wholesale-Carter’s	$51,814	$52,843	$52,843
Wholesale-OshKosh	36,071	36,500	—
Retail-Carter’s	82,025	83,654	83,654
Retail-OshKosh	107,115	108,390	—
Mass channel-Carter’s	2,731	2,785	2,785
Total	$279,756	$284,172	$139,282

NOTE 16—RESTRUCTURING AND CLOSURE COSTS:

In connection with the Acquisition of OshKosh, management developed a plan to restructure and integrate the operations of OshKosh. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities were established for OshKosh severance and relocation, lease termination costs associated with the closure of OshKosh’s 15 Lifestyle stores and 14 outlet stores in fiscal 2005, one outlet store closure in fiscal 2006, contract termination costs, and other exit costs. These liabilities also covered costs related to the closures of the OshKosh Choloma, Honduras sewing facility and Liberty, Kentucky distribution center during the fourth quarter of fiscal 2005 and the

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RESTRUCTURING AND CLOSURE COSTS: (Continued)

closure of the Uman, Mexico facility during the first quarter of fiscal 2006. We expect to pay the remaining liabilities during fiscal 2007.

The following table summarizes restructuring activity related to the Acquisition in fiscal 2006 and fiscal 2005:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total
Balance at July 14, 2005	$9,840	$2,075	$7,020	$2,000	$20,935
Payments	(2,304)	(71)	(468)	(934)	(3,777)
Adjustments to cost in excess of fair value of net assets acquired	673	(78)	—	(168)	427
Balance at December 31, 2005	8,209	1,926	6,552	898	17,585
Payments	(5,294)	(1,377)	(4,999)	(399)	(12,069)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico. The total number of employees initially terminated was approximately 1,124. Production at these facilities ceased on August 5, 2005. As a result of these closures, we have recorded total charges of $8.4 million including $4.6 million of severance charges, $1.3 million in lease termination charges, $1.6 million of accelerated depreciation (included in cost of goods sold), $0.1 million of asset impairment charges, and $0.8 million of other exit costs during fiscal 2005. In fiscal 2006, we have recorded total charges of $91,000 including $74,000 in severance charges and $17,000 in other exit costs related to these closures.

Restructuring provisions recorded as a result of these closures are as follows and are included in other current liabilities on the accompanying audited consolidated balance sheets:

	December 31, 2005 Reserves	Provisions	Payments	December 30, 2006 Reserves
Severance and other termination benefits	$370,000	$74,000	$(266,000)	$178,000
Lease termination costs	813,000	—	(771,000)	42,000
Other exit costs	150,000	17,000	(167,000)	—
Total	$1,333,000	$91,000	$(1,204,000)	$220,000

On July 3, 2004, we closed our distribution facility located in Leola, Pennsylvania in order to consolidate shipping operations with our remaining three distribution facilities located in Georgia. This closure was announced to affected employees on June 1, 2004. Total employees terminated as of December 31, 2005 were 35. As a result of this closure, we recorded and paid approximately $175,000 in severance and other exit costs.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—UNAUDITED QUARTERLY FINANCIAL DATA:

Unaudited summarized financial data by quarter for the fiscal years ended December 30, 2006 and December 31, 2005 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2006
Net sales	$296,447	$277,577	$391,977	$377,466
Gross profit	108,143	97,235	147,220	135,878
Selling, general, and administrative expenses	82,966	82,466	93,496	93,515
Royalty income	7,179	6,654	7,782	7,554
Operating income	32,275	21,413	61,506	49,917
Net income	15,785	9,018	34,977	27,439
Basic EPS	0.27	0.16	0.60	0.47
Diluted EPS	0.26	0.15	0.57	0.45
2005:
Net sales	$206,207	$192,500	$372,158	$350,493
Gross profit	75,765	66,065	128,661	125,781
Selling, general, and administrative expenses	51,996	51,243	89,303	96,082
Royalty income	3,523	2,813	7,208	6,882
Operating income	27,292	13,066	45,057	35,831
Net income	13,849	5,450	10,578	17,325
Basic EPS	0.24	0.10	0.18	0.30
Diluted EPS	0.23	0.09	0.17	0.28

NOTE 18—SUBSEQUENT EVENTS:

Facility Closure

On February 15, 2007, the Company’s Board of Directors approved the Company’s plan to close its White House, Tennessee distribution center, which has been utilized to distribute the Company’s OshKosh brand products.

The Company continually evaluates opportunities to reduce its supply chain complexity and lower costs. At the end of January 2007, it became more likely than not that the expected life of the White House distribution facility would be significantly shortened. The Company has determined that OshKosh brand products can be effectively distributed through its other distribution facilities and third-party logistics providers. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a “held and used” model, the asset became impaired as of the end of January 2007 and the Company has written the asset down to its estimated recoverable fair value. Accordingly, the adjusted asset value will be subject to accelerated depreciation over its remaining estimated useful life. Distribution operations at the White House facility are expected to cease by the end of April 2007.

In conjunction with the plan to close this distribution center, the Company anticipates it will incur approximately $5.8 million in cash expenses. Estimated charges consist of approximately $3.8 million of severance and other employee related costs and $2.0 million of other costs to exit the facility. Additionally, the Company expects to incur approximately $3.9 million of non-cash charges relating to accelerated depreciation and asset impairment.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUBSEQUENT EVENTS: (Continued)

Stock Repurchase Program

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares. Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. This program has no time limit. The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in the Annual Report on Form 10-K.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by ITEM 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. to be held on May 11, 2007. Carter’s, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

The information called for by ITEM 11 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	6,358,549	$7.95	2,173,283
Equity compensation plans not approved by security holders	—	—	—
Total	6,358,549	$7.95	2,173,283

(1)          Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc.’s Amended and Restated 2003 Equity Incentive Plan.

Additional information called for by ITEM 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by ITEM 13 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by ITEM 14 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 12, 2006
3.2	By-laws of Carter’s, Inc.***
4.1	Specimen Certificate of Common Stock. ****
10.1	Amended and Restated Employment Agreement between Carter’s, Inc., The William Carter Company, and Frederick J. Rowan, II, dated as of August 29, 2005. ****
10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001. *
10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001. *
10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001. *
10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001. *
10.6	Amended and Restated 2003 Equity Incentive Plan. ****
10.7

Credit Agreement dated as of July 14, 2005 among The William Carter Company, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent, Credit Suisse as syndication Agent, The Other Lenders Party Hereto and Banc of America Securities LLC and Credit Suisse as Joint Lead Arrangers and Joint Bookrunning Managers, and JP Morgan Chase Bank, N.A., U.S. Bank National Association and Wachovia Bank, National Association, as Co-Documentation Agent.******

10.8

Amendment No. 1 among the Company, each leader from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the Required Lenders, the Term Lenders and the Additional Term 1 Lenders, in each case listed on the signature pages thereto, to the Credit Agreement, dated as of July 14, 2005. ********

10.9	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C. *
10.10	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter’s, Inc. and the stockholders of Carter’s, Inc., as amended. ****
10.11	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C. ***
10.12	Amended and Restated Supplemental Executive Retirement Agreement dated as of November 1, 1993, by and between Frederick J. Rowan, II and The William Carter Company. **
10.13	First Amendment to Amended and Restated Supplemental Executive Retirement Agreement dated as of October 30, 1996, by and between Frederick J. Rowan, II and The William Carter Company. **
10.14

Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of August 1, 1994, by and between The William Carter Company and Wachovia Bank of Georgia, N.A. and its successor or successors or assigns in the Trust, as trustee. **

10.15	First Amendment to Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of October 30, 1996. **
10.16	Split Dollar Agreement dated as of September 21, 1992, by and between The William Carter Company and Frederick J. Rowan, II. **
10.17	Amended and Restated Annual Incentive Compensation Plan. ****
10.18

Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA). *****

10.19	The William Carter Company Severance Plan, Administrative Provisions, and Claims Procedure, dated as of February 15, 2007.
21	Subsidiaries of Carter’s, Inc. *******
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
32	Section 1350 Certification

*	Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.
**	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on August 25, 2003.

***	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.
****	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.
*****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.
******	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on July 14, 2005.
*******	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 15, 2006.
********	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on April 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on February 28, 2007.

CARTER’S, INC.
By:	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and Chief Executive Officer

Date: February 28, 2007

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