Form 10-Q
period 2007-03-31
CARTERS INC
filed 2007-05-10
CIK 1060822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 10, 2007
Common stock, par value $0.01 per share	58,423,791

CARTER’S, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$41,750	$68,545
Accounts receivable, net	116,864	110,615
Finished goods inventories, net	159,574	193,588
Prepaid expenses and other current assets	11,919	7,296
Deferred income taxes	18,905	22,377

Total current assets	349,012	402,421

Property, plant, and equipment, net	80,972	87,940
Tradenames	322,233	322,233
Cost in excess of fair value of net assets acquired	279,756	279,756
Deferred debt issuance costs, net	5,611	5,903
Licensing agreements, net	11,831	12,895
Leasehold interests, net	1,035	1,151
Other assets	10,540	10,892

Total assets	$1,060,990	$1,123,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,627	$2,627
Accounts payable	41,605	70,878
Other current liabilities	43,007	63,012

Total current liabilities	87,239	136,517

Long-term debt	341,529	342,405
Deferred income taxes	120,640	125,784
Other long-term liabilities	32,347	22,994

Total liabilities	581,755	627,700

Commitments and contingencies

Stockholders’ equity:

Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 31, 2007 and December 30, 2006	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 57,790,640 and 58,927,280 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	578	589
Additional paid-in capital	247,075	275,045
Accumulated other comprehensive income	4,827	5,301
Retained earnings	226,755	214,556

Total stockholders’ equity	479,235	495,491

Total liabilities and stockholders’ equity	$1,060,990	$1,123,191

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended
	March 31, 2007	April 1, 2006

Net sales	$320,128	$296,447
Cost of goods sold	213,748	188,283

Gross profit	106,380	108,164
Selling, general, and administrative expenses	88,246	82,982
Closure costs	4,507	81
Royalty income	(7,545)	(7,174)

Operating income	21,172	32,275
Interest expense, net	5,728	6,884

Income before income taxes	15,444	25,391
Provision for income taxes	5,833	9,606

Net income	$9,611	$15,785

Basic net income per common share	$0.16	$0.27
Diluted net income per common share	$0.16	$0.26
Basic weighted-average number of shares outstanding	58,447,494	57,709,034
Diluted weighted-average number of shares outstanding	61,210,621	61,135,278

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three-month periods ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$9,611	$15,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,661	6,169
Amortization of debt issuance costs	292	468
Non-cash stock-based compensation expense	1,617	1,339
Income tax benefit from exercised stock options	(360)	(795)
Loss on sale of property, plant, and equipment	194	75
Deferred income taxes	(1,401)	5,691
Non-cash closure costs	2,414	—
Effect of changes in operating assets and liabilities:
Accounts receivable	(6,249)	(11,870)
Inventories	34,014	34,113
Prepaid expenses and other assets	(4,917)	(2,199)
Accounts payable and other liabilities	(37,199)	(62,739)

Net cash provided by (used in) operating activities	6,677	(13,963)

Cash flows from investing activities:
Capital expenditures	(3,118)	(2,150)
Proceeds from sale of property, plant, and equipment	—	364

Net cash used in investing activities	(3,118)	(1,786)

Cash flows from financing activities:
Payments on term loan	(876)	(10,080)
Share repurchase (Note 6)	(30,000)	—
Income tax benefit from exercised stock options	360	795
Proceeds from exercise of stock options	162	420

Net cash used in financing activities	(30,354)	(8,865)

Net decrease in cash and cash equivalents	(26,795)	(24,614)
Cash and cash equivalents, beginning of period	68,545	84,276

Cash and cash equivalents, end of period	$41,750	$59,662

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 30, 2006	$589	$275,045	$5,301	$214,556	$495,491
Income tax benefit from exercised stock options	—	375	—	—	375
Exercise of stock options (48,792 shares)	1	161	—	—	162
Stock-based compensation expense	—	1,482	—	—	1,482
FIN 48 cumulative effect of adoption (Note 4)	—	—	—	2,588	2,588
Share repurchase (Note 6)	(12)	(29,988)	—	—	(30,000)
Comprehensive income (loss):
Net income	—	—	—	9,611	9,611
Unrealized loss on interest rate swap, net of tax benefit of $235	—	—	(411)	—	(411)
Unrealized loss on interest rate collar, net of tax benefit of $36	—	—	(63)	—	(63)
Total comprehensive income (loss)	—	—	(474)	9,611	9,137
Balance at March 31, 2007	$578	$247,075	$4,827	$226,755	$479,235

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and to our Carter’s and OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 — BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2007, the results of our operations for the three-month periods ended March 31, 2007 and April 1, 2006, cash flows for the three-month periods ended March 31, 2007 and April 1, 2006 and changes in stockholders’ equity for the three-month period ended March 31, 2007.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007.  Our accompanying condensed consolidated balance sheet as of December 30, 2006 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K in the notes to our audited consolidated financial statements for the fiscal year ended December 30, 2006.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2007 reflect our financial position as of March 31, 2007.  The first quarter of fiscal 2006 ended on April 1, 2006.

Certain prior year amounts have been reclassified for comparative purposes.

NOTE 3 — COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

In connection with the acquisition of OshKosh B’Gosh, Inc. on July 14, 2005 (the “Acquisition”), the Company recorded the cost in excess of fair value of net assets acquired and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

As of March 31, 2007, cost in excess of fair value of net assets acquired and other intangible assets resulting from the Acquisition were as follows:

(dollars in thousands)	Weighted- average useful life	Gross amount	Accumulated amortization

Cost in excess of fair value of net assets acquired	Indefinite	$143,186	$—
OshKosh tradename	Indefinite	$102,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$7,269
Leasehold interests	4.1 years	$1,833	$798

Amortization expense for intangible assets was approximately $1.2 million for each of the three-month periods ended March 31, 2007 and April 1, 2006.  Annual amortization expense for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2007 (period from April 1 through December 29)	$3,266
2008	4,106
2009	3,717
2010	1,777
Total	$12,866

As described in Note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements in our most recently filed Annual Report on Form 10-K, our Carter’s tradename and cost in excess of fair value of net assets acquired have been deemed to have indefinite lives and are not being amortized.

NOTE 4 — INCOME TAXES:

Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

                In connection with the adoption of FIN 48, we recorded a cumulative effect of adoption, reducing our reserves for unrecognized tax benefits by approximately $2.6 million as of December 31, 2006 and increasing retained earnings by $2.6 million.  Additionally, we reclassified, as of December 31, 2006, approximately $6.9 million of reserves for unrecognized tax benefits from current liabilities to long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.

The Company and its subsidiaries file income tax returns in the U.S. and in various states and local jurisdictions.  The Internal Revenue Service has recently completed an income tax examination for fiscal 2003 and has recently commenced an examination of the Company’s U.S. income tax returns for fiscal 2004 and fiscal 2005.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2003.

As of December 31, 2006, the Company had gross unrecognized tax benefits of approximately $8.1 million, excluding interest and penalties of approximately $1.5 million.  The amount of net unrecognized tax benefits that could result in an adjustment to our effective tax rate in future periods, if recognized, was approximately $3.1 million as of December 31, 2006.

Included in the reserves for unrecognized tax benefits are approximately $0.8 million of reserves for which the statute of limitations expires in September 2007.  Such exposures relate primarily to the deductibility of certain operating expenses from various jurisdictions.  If these tax benefits are ultimately recognized, such recognition is not expected to result in a material impact on our effective tax rate for fiscal 2007, although the effective tax rate for the third quarter of fiscal 2007 may be reduced from 37.8% to 36.5%.  In addition, our unrecognized tax benefits include approximately $0.6 million of pre-Acquisition reserves for which the statute of limitations expires in September 2007.  Recognition of these uncertainties would be reflected as an adjustment to cost in excess of fair value of net assets acquired in accordance with Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $1.6 million of interest and penalties accrued as of March 31, 2007.

NOTE 5 — EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  We also offer life insurance to current and certain future retirees.  Additionally, we have an obligation under a defined benefit plan covering certain former officers and their spouses.  See Note 8 “Employee Benefit Plans” to our audited consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	March 31, 2007	April 1, 2006

Service cost — benefits attributed to service during the period	$28	$42
Interest cost on accumulated post-retirement benefit obligation	137	158
Amortization of prior service cost	(9)	23
Total net periodic benefit cost	$156	$223

The components of pension expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	March 31, 2007	April 1, 2006

Interest cost on accumulated pension benefit obligation	$15	$19

The Company also maintains two defined benefit pension plans acquired in connection with the Acquisition.  The benefits under these pension plans were frozen as of December 31, 2005, and cover certain current and former employees of OshKosh.

The Company’s net periodic pension benefit related to these plans is comprised of the following components:

	For the three-month periods ended
(dollars in thousands)	March 31, 2007	April 1, 2006

Interest cost on accumulated pension benefit obligation	$551	$650
Expected return on assets	(912)	(1,035)
Amortization of actuarial gain	(35)	—
Total net periodic pension benefit	$(396)	$(385)

NOTE 6 — COMMON STOCK:

On May 12, 2006, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock from 40,000,000 to 150,000,000.

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

During the three-month period ended March 31, 2007, the Company repurchased and retired approximately $30 million, or 1,252,832 shares, of its common stock at an average price of $23.95 per share.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

NOTE 7 — STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time- or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three-month period ended March 31, 2007:

For the
three-month
period ended
March 31, 2007

Volatility	38.42%
Risk-free interest rate	4.69%
Expected term (years)	6.0
Dividend yield	—

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the three-month period ended March 31, 2007:

	Time-based stock options	Performance-based stock options	Retained stock options	Restricted stock

Outstanding, December 30, 2006	4,666,678	620,000	1,071,870	222,620

Granted	131,600	—	—	67,400
Exercised	(48,792)	—	—	—
Vested restricted stock	—	—	—	(18,400)
Forfeited	(16,000)	—	—	—
Expired	—	—	—	—

Outstanding, March 31, 2007	4,733,486	620,000	1,071,870	271,620

Exercisable, March 31, 2007	3,770,216	—	1,071,870	—

During the three-month period ended March 31, 2007, we granted 131,600 time-based stock options with a Black-Scholes fair value of $10.06 and an exercise price of $22.19.  In connection with this grant, we recognized approximately $38,000 in stock-based compensation expense during the three-month period ended March 31, 2007.

During the three-month period ended March 31, 2007, we granted 67,400 shares of restricted stock to employees with a fair value on the date of grant of $22.19.  In connection with this grant, we recognized approximately $42,000 in stock-based compensation expense during the three-month period ended March 31, 2007.

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Performance-based stock options	Restricted stock	Total

2007 (period from April 1 through December 29)	$2,093	$1,149	$1,414	$4,656
2008	2,680	1,530	1,857	6,067
2009	1,587	741	1,403	3,731
2010	452	90	492	1,034
2011	42	—	47	89
Total	$6,854	$3,510	$5,213	$15,577

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

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the three-month period ended March 31, 2007	% of Total	For the three-month period ended April 1, 2006	% of Total

Net sales:
Wholesale-Carter’s	$112,653	35.2%	$102,361	34.5%
Wholesale-OshKosh	24,993	7.8%	28,680	9.7%
Retail-Carter’s	74,826	23.4%	69,068	23.3%
Retail-OshKosh	45,848	14.3%	42,312	14.3%
Mass Channel-Carter’s	61,808	19.3%	54,026	18.2%
Total net sales	$320,128	100.0%	$296,447	100.0%

		% of segment net sales		% of segment net sales
Operating income (loss):
Wholesale-Carter’s	$21,386	19.0%	$20,438	20.0%
Wholesale-OshKosh	(687)	(2.7)%	3,353	11.7%
Retail-Carter’s	7,909	10.6%	11,260	16.3%
Retail-OshKosh	(1,293)	(2.8)%	230	0.5%
Mass Channel-Carter’s	8,351	13.5%	8,177	15.1%
Mass Channel-OshKosh (a)	527	—	130	—
Segment operating income (loss)	36,193	11.3%	43,588	14.7%
Other reconciling items	(15,021)	(4.7)%	(11,313)	(3.8)%
Total operating income (loss)	$21,172	6.6%	$32,275	10.9%

(a)          OshKosh mass channel consists of a licensing agreement with Target Stores.  Operating income consists of royalty income, net of related expenses.

NOTE 9 — FACILITY CLOSURE AND RESTRUCTURING COSTS:

White House Distribution Facility

The Company continually evaluates opportunities to reduce its supply chain complexity and lower costs.  The Company recently determined that OshKosh brand products can be effectively distributed through its other distribution facilities and third-party logistics providers.  On February 15, 2007, the Company’s Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which is utilized to distribute the Company’s OshKosh brand products.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the White House distribution facility would be significantly shortened.  Accordingly, we have written down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values will be subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the White House facility are expected to cease by the end of April 2007.

For a majority of the affected employees, severance benefits were communicated on February 20, 2007.  Approximately 215 employees will be terminated.  In connection with this closure, we expect to incur approximately $4.5 million in cash expenses.  These cash expenses consist of severance and other employee-related costs to exit the facility.  The Company also expects to incur approximately $4.5 million of non-cash charges relating to accelerated depreciation and asset impairment.

During the first quarter of fiscal 2007, we recorded costs of $6.0 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $1.5 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.1 million of other closure costs.

The following table summarizes restructuring reserves related to the closure of the White House facility which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Total

Balance at March 31, 2007	$2,040	$45	$2,085

The estimated value of the White House assets, subsequent to recording accelerated depreciation through the end of April 2007, is expected to be $6.2 million, at which time we anticipate the land, building, and equipment will be reclassified as held for sale.

Acquisition Restructuring

In connection with the Acquisition, management developed a plan to restructure and integrate the operations of OshKosh.  In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities were established for OshKosh severance, lease termination costs associated with the closure of OshKosh’s 15 Lifestyle stores and 14 outlet stores in fiscal 2005, one outlet store closure in fiscal 2006, contract termination costs, and other exit costs.  These liabilities also covered costs related to the closure of OshKosh’s Choloma, Honduras sewing facility, the Uman, Mexico sewing facility, and the Liberty, Kentucky distribution center.  The Honduras and Kentucky facilities were closed during the fourth quarter of fiscal 2005.  The Mexico facility was closed during the first quarter of fiscal 2006.  We expect to pay these liabilities during fiscal 2007.

The following table summarizes restructuring reserves related to the Acquisition which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787
Payments	(626)	(473)	(610)	—	(1,709)
Balance at March 31, 2007	$1,509	$246	$1,123	$200	$3,078

Sewing Facility Closures

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico.  During the first quarter of fiscal 2006, we recorded total charges of $81,000, including $65,000 in severance charges and $16,000 in other exit costs related to these closures.

Restructuring reserves related to these closures are as follows and are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Lease termination costs	Total

Balance at December 30, 2006	$178	$42	$220
Payments	(70)	—	(70)
Balance at March 31, 2007	$108	$42	$150

NOTE 10 — EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted-average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive shares of common stock, including time-based and retained stock options and unvested restricted stock, that were outstanding during the period.  All such stock options are reflected in the denominator using the treasury stock method.  This method assumes that shares are issued for stock options that are “in the money,” but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of our shares for the respective periods.  Unvested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price.

For the three-month period ended March 31, 2007, anti-dilutive shares of 529,500 and performance-based stock options of 620,000, were excluded from the computations of diluted earnings per share and for the three-month period ended April 1, 2006, anti-dilutive shares of 362,400 and performance-based stock options of 600,000, were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended
	March 31, 2007	April 1, 2006
Net income	$9,611,000	$15,785,000
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,447,494	57,709,034
Dilutive effect of unvested restricted stock	49,760	39,496
Dilutive effect of stock options	2,713,367	3,386,748
Diluted number of common and common equivalent shares outstanding	61,210,621	61,135,278

Basic net income per common share	$0.16	$0.27
Diluted net income per common share	$0.16	$0.26

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

In connection with the Acquisition of OshKosh B’Gosh, Inc. on July 14, 2005 (the “Acquisition”), we recorded cost in excess of fair value of net assets acquired of $143.2 million and a tradename asset of $102.0 million.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently if deemed necessary due to any significant events or changes in circumstances.  Estimated future cash flows used in such impairment reviews could be negatively impacted if we do not achieve our sales growth plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of such assets.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2007 reflect our financial position as of March 31, 2007.  The first quarter of fiscal 2006 ended on April 1, 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	March 31, 2007	April 1, 2006

Wholesale sales:
Carter’s	35.2%	34.5%
OshKosh	7.8	9.7
Total wholesale sales	43.0	44.2

Retail store sales:
Carter’s	23.4	23.3
OshKosh	14.3	14.3
Total retail store sales	37.7	37.6

Mass channel sales	19.3	18.2

Consolidated net sales	100.0	100.0
Cost of goods sold	66.8	63.5

Gross profit	33.2	36.5
Selling, general, and administrative expenses	27.6	28.0
Closure costs	1.4	—
Royalty income	(2.4)	(2.4)

Operating income	6.6	10.9
Interest expense, net	1.8	2.3

Income before income taxes	4.8	8.6
Provision for income taxes	1.8	3.3

Net income	3.0%	5.3%

Number of retail stores at end of period:
Carter’s	220	199
OshKosh	157	142
Total	377	341

Three-month period ended March 31, 2007 compared to the three-month period ended April 1, 2006

CONSOLIDATED NET SALES

In the first quarter of fiscal 2007, consolidated net sales increased $23.7 million, or 8.0%, to $320.1 million.  These increases reflect growth in all of our Carter’s brand distribution channels and our OshKosh retail store segment.

	For the three-month periods ended
(dollars in thousands)	March 31, 2007	% of Total	April 1, 2006	% of Total
Net sales:
Wholesale-Carter’s	$112,653	35.2%	$102,361	34.5%
Wholesale-OshKosh	24,993	7.8%	28,680	9.7%
Retail-Carter’s	74,826	23.4%	69,068	23.3%
Retail-OshKosh	45,848	14.3%	42,312	14.3%
Mass Channel-Carter’s	61,808	19.3%	54,026	18.2%
Total net sales	$320,128	100.0%	$296,447	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $10.3 million, or 10.1%, in the first quarter of fiscal 2007 to $112.7 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $10.4 million, or 10.7%, to $107.0 million in the first quarter of fiscal 2007.  The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 14% increase in units shipped, partially offset by a 3% decline in average price per unit as compared to the first quarter of fiscal 2006.

The growth in units shipped during the first quarter of fiscal 2007 was driven by increases in all product categories due to increased demand.  The decline in average price per unit was due primarily to lower average prices in our sleepwear product category.  The average price per unit in our baby and playwear product categories was flat as compared to the first quarter of fiscal 2006.

Off-price sales decreased 1% as compared to the first quarter of fiscal 2006 due to a decrease in off-price units shipped.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $3.7 million, or 12.9%, in the first quarter of fiscal 2007 to $25.0 million.  Excluding off-price sales, OshKosh brand wholesale sales decreased $2.1 million, or 7.9%, to $24.0 million in the first quarter of fiscal 2007.  The decrease in OshKosh brand wholesale sales, excluding off-price sales, reflects reduced levels of demand for spring product.

Off-price sales decreased $1.6 million, or 63.3%, in the first quarter of fiscal 2007 to $0.9 million resulting from reduced levels of off-price inventory available for sale.

MASS CHANNEL SALES

Mass channel sales increased $7.8 million, or 14.4%, in the first quarter of fiscal 2007 to $61.8 million.  The increase was driven by increased sales of $5.5 million, or 16.2%, of our Child of Mine brand to Wal-Mart and increased sales of $2.3 million, or 11.4%, of our Just One Year brand to Target.  These increases in sales resulted primarily from increased productivity and new door growth.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $5.8 million, or 8.3%, in the first quarter of fiscal 2007 to $74.8 million.  The increase was driven by incremental sales of $6.7 million generated by new store openings and a comparable store sales increase of $0.4 million, or 0.7%, partially offset by the impact of store closures of $1.4 million.

On a comparable store basis, average prices decreased 6.3% and units per transaction increased 4.5%.  Average prices decreased primarily due to increased promotional pricing on spring playclothes and baby products.  Increased promotional pricing drove the increase in units per transaction.  Average inventory levels, on a comparable store basis, were down 11.0% as compared to the first quarter of fiscal 2006.

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales for such store will continue to be included in the comparable store calculation.  If a store relocates to another center or there is a material change in square footage, such store is treated as a new store.  Stores that are closed during the period are included in the comparable store sales calculation up to the date of closing.

There were a total of 220 Carter’s retail stores as of March 31, 2007.  During the first quarter of fiscal 2007, we opened one store.  In total, we plan to open ten and close six Carter’s retail stores during fiscal 2007.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $3.5 million, or 8.4%, in the first quarter of fiscal 2007 to $45.9 million.  The increase was driven by incremental sales of $3.5 million generated by new store openings and a comparable store sales increase of $0.3 million, or 0.8%, partially offset by the impact of store closings of $0.3 million.  On a comparable store basis, average prices decreased 0.3% and units per transaction decreased 0.5%.  Average inventory levels, on a comparable store basis, were down 2.4% as compared to the first quarter of fiscal 2006.

There were a total of 157 OshKosh retail stores as of March 31, 2007.  In total, we plan to open five and close three OshKosh retail stores during fiscal 2007.

GROSS PROFIT

Our gross profit decreased $1.8 million, or 1.6%, to $106.4 million in the first quarter of fiscal 2007.  Gross profit as a percentage of net sales was 33.2% in the first quarter of fiscal 2007 as compared to 36.5% in the first quarter of fiscal 2006.

The decrease in gross profit as a percentage of net sales reflects:

(i)                   a decrease in gross profit in our consolidated retail business due to product upgrades and increased promotional pricing (gross profit dollars in our consolidated retail business decreased slightly despite an increase in consolidated retail net sales of 8.3%);

(ii)                the impact of OshKosh brand wholesale spring product performance, which led to higher levels of customer accommodations in the first quarter of fiscal 2007; and

(iii)             a decline in gross profit in our Carter’s brand wholesale and mass channel businesses resulting from product upgrades.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2007 increased $5.3 million, or 6.3%, to $88.2 million.  As a percentage of net sales, selling, general, and administrative expenses in the first quarter of fiscal 2007 were 27.6% as compared to 28.0% in the first quarter of fiscal 2006.

The decrease in selling, general, and administrative expenses as a percentage of net sales was primarily a result of controlling growth in spending at a rate lower than the growth in net sales.

Partially offsetting this decrease was:

(i)                                     growth in our retail store selling, general, and administrative expenses from 29.7% of retail store sales in the first quarter of fiscal 2006 to 30.8% of retail store sales in the first quarter of fiscal 2007 driven primarily by the higher cost structure and lower sales volume of our brand stores; and

(ii)                                  accelerated depreciation charges of $1.5 million related to the closure of our White House, Tennessee distribution facility in the first quarter of fiscal 2007.

CLOSURE COSTS

On February 15, 2007, the Company’s Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which is utilized to distribute the Company’s OshKosh brand products.  As a result of this closure, during the first quarter of fiscal 2007, we recorded costs of $6.0 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $1.5 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.1 million of other closure costs.

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico.  In the first quarter of fiscal 2006, in connection with these closures, we recorded costs of $81,000, including $65,000 of severance and $16,000 of other exit costs.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands was approximately $7.5 million (including $1.7 million of international royalty income from our OshKosh brands) in the first quarter of fiscal 2007, an increase of 5.2%, or $0.4 million, as compared to the first quarter of fiscal 2006.  This increase was driven primarily by increased sales of our OshKosh brand domestic licensees.

OPERATING INCOME

Operating income decreased $11.1 million, or 34.4%, to $21.2 million in the first quarter of fiscal 2007.  The decrease in operating income was due to the factors described above, including the costs incurred in the first quarter of fiscal 2007 related to the closure of our White House distribution facility.

INTEREST EXPENSE, NET

Interest expense in the first quarter of fiscal 2007 decreased $1.2 million, or 16.8%, to $5.7 million.  The decrease is attributable to lower average borrowings in the first quarter of fiscal 2007, due to accelerated debt reduction, partially offset by a higher effective interest rate.  Weighted-average borrowings in the first quarter of fiscal 2007 were $344.7 million at an effective interest rate of 7.20% as compared to weighted-average borrowings in the first quarter of fiscal 2006 of $426.7 million at an effective interest rate of 6.72%.  In the first quarters of fiscal 2007 and 2006, we included in interest expense approximately $0.4 million and $0.2 million related to our interest rate swap agreement which effectively reduced our interest expense under the term loan.

INCOME TAXES

Our effective tax rate was 37.8% for the first quarters of fiscal 2007 and 2006.

NET INCOME

Our net income for the first quarter of fiscal 2007 decreased $6.2 million, or 39.1%, to $9.6 million as compared to $15.8 million in the first quarter of fiscal 2006 as a result of the factors described above.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital, capital expenditures, and debt service.  Our primary source of liquidity will continue to be cash flow from operations and borrowings under our revolver, and we expect that these sources will fund our ongoing requirements for working capital, capital expenditures, and debt service.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our senior credit facility.

Net accounts receivable at March 31, 2007 were $116.9 million compared to $108.0 million at April 1, 2006 and $110.6 million at December 30, 2006.  The increase as compared to April 1, 2006 reflects an increase in Carter’s brand wholesale sales in the latter part of the first quarter of fiscal 2007.  Due to the seasonal nature of our operations, the net accounts receivable balance at March 31, 2007 is not comparable to the net accounts receivable balance at December 30, 2006.

Net inventories at March 31, 2007 were $159.6 million compared to $154.3 million at April 1, 2006 and $193.6 million at December 30, 2006.  The increase of $5.3 million, or 3.4%, as compared to April 1, 2006 is due primarily to an increase in forecasted Carter’s brand net sales offset by lower levels of excess inventory.  Due to the seasonal nature of our operations, net inventories at March 31, 2007 are not comparable to net inventories at December 30, 2006.

Net cash provided by operating activities for the first quarter of fiscal 2007 was $6.7 million compared to net cash used in operating activities of $14.0 million in the first quarter of fiscal 2006.  Net cash flow from operations in the first quarter of fiscal 2006 was impacted by significant reductions in accounts payable and accrued liabilities as a result of the payment of Acquisition-related liabilities, payment of increased levels of incentive compensation, and the timing of payments to vendors.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

During the first quarter ended March 31, 2007, the Company repurchased and retired approximately $30 million, or 1,252,832 shares, of its common stock at an average price $23.95 per share.

As a result of the plan to close the White House, Tennessee distribution facility, we recorded costs in the first quarter of fiscal 2007 of $6.0 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $1.5 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.1 million of other closure costs.  Additional charges to be incurred during the remainder of fiscal 2007 are estimated to be $2.5 million and are comprised of severance charges, accelerated depreciation, and other exit costs.  We expect to incur $0.5 million of additional charges in fiscal 2008, consisting primarily of other exit costs.

The following table summarizes restructuring reserves related to the closure of the White House facility which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Total

Balance at March 31, 2007	$2,040	$45	$2,085

The estimated value of the White House assets, subsequent to recording accelerated depreciation through the end of April 2007, is expected to be $6.2 million, at which time we anticipate the land, building, and equipment will be reclassified as held for sale.

In connection with the Acquisition, management developed an integration plan that includes severance, certain facility and store closings, and contract termination costs.  The following liabilities, included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet, were established at the closing of the Acquisition and will be funded by cash flows from operations and borrowings under our revolver and are expected to be paid in fiscal 2007:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787
Payments	(626)	(473)	(610)	—	(1,709)
Balance at March 31, 2007	$1,509	$246	$1,123	$200	$3,078

We invested $3.1 million in capital expenditures during the first quarter of fiscal 2007 compared to $2.2 million during the first quarter of fiscal 2006.  We plan to invest an additional $30 million to $33 million in capital expenditures during the remainder of fiscal 2007.  Major investments include retail store openings and remodelings, investments in information technology, and fixturing programs for wholesale customers.

Weighted-average borrowings for the three-month period ended March 31, 2007 were $344.7 million at an effective interest rate of 7.20% as compared to weighted-average borrowings of $426.7 million at an effective interest rate of 6.72% for the three-month period ended April 1, 2006.

At March 31, 2007, we had approximately $344.2 million in term loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $15.8 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The swap agreement matures on July 30, 2010.  As of March 31, 2007, approximately $160.1 million of our outstanding term loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.

Our senior credit facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  No such prepayment was required for fiscal 2006.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K.  The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition:  We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions.  Such amounts are reflected as a reduction of net sales and are recorded based upon historical trends and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectibility.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $600,000 in the first quarter of fiscal 2007 and $1,092,466 in the first quarter of fiscal 2006 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of March 31, 2007, we had approximately $602.0 million in cost in excess of fair value of net assets acquired and tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at the Acquisition to be approximately $102.0 million, also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% and 12% for Carter’s and OshKosh, respectively.  The tradenames were determined to have indefinite lives.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of cost in excess of fair value of net assets acquired is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

Accrued expenses:  Accrued expenses for health insurance, workers’ compensation, incentive compensation, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Accounting for income taxes:  As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying unaudited condensed consolidated statements of operations.

Stock-based compensation arrangements:  The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  The Company uses the Black-Scholes option pricing model, which requires the use of subjective assumptions.  These assumptions include the following:

Volatility — This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of stock options being valued.  An increase in the expected volatility will increase compensation expense.

Risk-free interest rate — This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option.  An increase in the risk-free interest rate will increase compensation expense.

Expected term — This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  An increase in the expected term will increase compensation expense.

Dividend yield — The Company does not have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Forfeitures — The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the accompanying unaudited condensed consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2007 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. These risks are described herein under Item 1A of Part II.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of March 31, 2007, our outstanding debt aggregated $344.2 million, of which $84.1 million bore interest at a variable rate.  An increase of 1% in the applicable rate would increase our annual interest cost by $0.8 million, exclusive of variable rate debt subject to our swap and collar agreements, and could have an adverse effect on our net income and cash flow.

OTHER RISKS

There are also other risks in the operation of our business specifically related to our global sourcing network.

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

ITEM 4.   CONTROLS AND PROCEDURES

(a)              Evaluation of Disclosure Controls and Procedures

                Our Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. have concluded that our disclosure controls and procedures are effective.

(b)             Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

N/A

ITEM 1A. RISK FACTORS:

You should carefully consider each of the following risk factors as well as the other information contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission in evaluating our business.  The risks and uncertainties described below are not the only we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  If any of the following risks actually occur, our operating results may be affected.

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues.

In the first quarter of fiscal 2007, we derived approximately 47.0% of our consolidated net sales from our top eight customers, including mass channel customers.  Wal-Mart and Kohl’s accounted for approximately 12% and 9%, respectively, of our consolidated net sales.  We expect that these customers will continue to represent a significant portion of our sales in the future.  However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers’ business could result in a material decrease in our sales and operating income.

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

The security of the Company’s databases that contain personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation, and expenses. In addition, if we are unable to comply with security standards created by the credit card industry, our operations could be adversely affected.

Database privacy, network security, and identity theft are matters of growing public concern. In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices, and activity monitoring on our network. Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations and litigation, civil or criminal penalties, and adverse publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and the credit card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

•                  the imposition of new regulations relating to imports, duties, taxes, and other charges on imports including the China safeguards;

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

•                  the application of foreign intellectual property laws; and

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

On March 31, 2007, we had total debt of approximately $344.2 million.

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

In connection with the 2001 acquisition of the Company by investment funds affiliated with Berkshire Partners LLC, we recorded cost in excess of fair value of net assets acquired of $136.6 million and a Carter’s brand tradename asset of $220.2 million.  Additionally, in connection with the Acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $143.2 million and a tradename asset of $102.0 million.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently if deemed necessary due to any significant events or changes in circumstances.  Estimated future cash flows used in such impairment reviews could be negatively impacted if we do not achieve our sales growth plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of such assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

                The following table provides information about purchases by the Company during the quarter ended March 31, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Total number of shares		Average price paid	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period	purchased		per share	(1)	(1)
December 31, 2006 through January 27, 2007	—		$—	—	$—
January 28, 2007 through February 24, 2007	—		$—	—	$100,000,000
February 25, 2007 through March 31, 2007	1,252,832	(2)	$23.95	1,252,832	$69,999,877
Total	1,252,832		$23.95	1,252,832	$69,999,877

(1)          On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $69,999,877 as of March 31, 2007.

(2)          Represents repurchased shares which were retired.

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

CARTER’S, INC.

Date: May 10, 2007	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: May 10, 2007	/s/ MICHAEL D. CASEY
Michael D. Casey
Executive Vice President and
Chief Financial Officer