Form 10-Q
period 2007-06-30
CARTERS INC
filed 2007-08-09
CIK 1060822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 9, 2007

Common stock, par value $0.01 per share	57,894,685

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

(unaudited)

	June 30, 2007	December 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$19,848	$68,545
Accounts receivable, net	104,534	110,615
Finished goods inventories, net	231,588	193,588
Prepaid expenses and other current assets	15,000	7,296
Assets held for sale	6,109	—
Deferred income taxes	19,087	22,377

Total current assets	396,166	402,421

Property, plant, and equipment, net	72,693	87,940
Tradenames	310,233	322,233
Cost in excess of fair value of net assets acquired	136,570	279,756
Deferred debt issuance costs, net	5,320	5,903
Licensing agreements, net	10,767	12,895
Leasehold interests, net	918	1,151
Other assets	9,568	10,892

Total assets	$942,235	$1,123,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,627	$2,627
Accounts payable	85,872	70,878
Other current liabilities	28,563	63,012

Total current liabilities	117,062	136,517

Long-term debt	340,653	342,405
Deferred income taxes	115,150	125,784
Other long-term liabilities	32,708	22,994

Total liabilities	605,573	627,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 30, 2007 and December 30, 2006	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,185,355 and 58,927,280 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	582	589
Additional paid-in capital	247,587	275,045
Accumulated other comprehensive income	5,187	5,301
Retained earnings	83,306	214,556

Total stockholders’ equity	336,662	495,491

Total liabilities and stockholders’ equity	$942,235	$1,123,191

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

 (unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$287,775	$277,577	$607,903	$574,024
Cost of goods sold	192,357	180,342	406,105	368,625

Gross profit	95,418	97,235	201,798	205,399
Selling, general, and administrative expenses	84,635	82,466	172,881	165,448
Intangible asset impairment (Note 3)	154,886	—	154,886	—
Closure costs	470	10	4,977	91
Royalty income	(6,700)	(6,654)	(14,245)	(13,828)

Operating (loss) income	(137,873)	21,413	(116,701)	53,688
Interest expense, net	5,704	6,929	11,432	13,813

(Loss) income before income taxes	(143,577)	14,484	(128,133)	39,875
(Benefit from) provision for income taxes	(128)	5,466	5,705	15,071

Net (loss) income	$(143,449)	$9,018	$(133,838)	$24,804

Basic net (loss) income per common share	$(2.48)	$0.16	$(2.30)	$0.43
Diluted net (loss) income per common share	$(2.48)	$0.15	$(2.30)	$0.41
Basic weighted-average number of shares outstanding	57,838,075	57,877,753	58,142,782	57,793,393
Diluted weighted-average number of shares outstanding	57,838,075	61,183,491	58,142,782	61,160,185

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six-month periods ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net (loss) income	$(133,838)	$24,804
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	16,282	12,735
Amortization of debt issuance costs	583	1,139
Non-cash intangible asset impairment charges	154,886	—
Non-cash stock-based compensation expense	3,057	2,858
Income tax benefit from exercised stock options	(7,038)	(2,378)
Loss on sale of property, plant, and equipment	386	108
Deferred income taxes	(7,280)	7,236
Non-cash closure costs	2,450	—
Effect of changes in operating assets and liabilities:
Accounts receivable	6,081	(7,007)
Inventories	(38,000)	(2,070)
Prepaid expenses and other assets	(6,565)	(1,823)
Accounts payable and other liabilities	686	(38,311)

Net cash used in operating activities	(8,310)	(2,709)

Cash flows from investing activities:
Capital expenditures	(7,667)	(7,541)
Proceeds from sale of property, plant, and equipment	53	344

Net cash used in investing activities	(7,614)	(7,197)

Cash flows from financing activities:
Payments on term loan	(1,752)	(36,138)
Share repurchase	(40,012)	—
Income tax benefit from exercised stock options	7,038	2,378
Proceeds from exercise of stock options	1,953	1,014

Net cash used in financing activities	(32,773)	(32,746)

Net decrease in cash and cash equivalents	(48,697)	(42,652)
Cash and cash equivalents, beginning of period	68,545	84,276

Cash and cash equivalents, end of period	$19,848	$41,624

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands, except for share data)

(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 30, 2006	$589	$275,045	$5,301	$214,556	$495,491
Income tax benefit from exercised stock options		7,267			7,267
Exercise of stock options (820,624 shares)	8	1,945			1,953
Stock-based compensation expense		2,787			2,787
Issuance of common stock (21,420 shares)	1	539			540
FIN 48 cumulative effect of adoption (Note 4)				2,588	2,588
Share repurchase (1,647,419 shares)	(16)	(39,996)			(40,012)

Comprehensive loss:

Net loss				(133,838)	(133,838)
Settlement of pension asset, net of tax benefit of $75			(132)		(132)
Unrealized loss on interest rate swap, net of tax benefit of $22			(40)		(40)
Unrealized gain on interest rate collar, net of tax of $33			58		58
Total comprehensive loss	—	—	(114)	(133,838)	(133,952)

Balance at June 30, 2007	$582	$247,587	$5,187	$83,306	$336,662

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

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 30, 2007, the results of our operations for the three and six-month periods ended June 30, 2007 and July 1, 2006, cash flows for the six-month periods ended June 30, 2007 and July 1, 2006 and changes in stockholders’ equity for the six-month period ended June 30, 2007.  Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007.  Our accompanying condensed consolidated balance sheet as of December 30, 2006 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2007 reflect our financial position as of June 30, 2007.  The second quarter and first half of fiscal 2006 ended on July 1, 2006.

Certain prior year amounts have been reclassified for comparative purposes.

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE

                   ASSETS:

In connection with the acquisition of OshKosh B’Gosh, Inc. on July 14, 2005 (the “Acquisition”), the Company recorded the cost in excess of fair value of net assets acquired and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

As a result of the continued negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and the re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  This assessment was performed in accordance with SFAS No. 142, “Goodwill and Intangible Assets.”  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.  For cost in excess of fair value of net assets acquired, the fair value was determined using the expected present value of future cash flows.  For the OshKosh tradename, the fair value was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.

As of June 30, 2007, the remaining intangible assets resulting from the Acquisition were as follows:

(dollars in thousands)	Weighted- average useful life	Gross amount	Accumulated amortization
OshKosh tradename	Indefinite	$90,000	$—
OshKosh licensing agreements	4.7 years	$19,100	$8,333
Leasehold interests	4.1 years	$1,833	$915

Amortization expense for intangible assets was approximately $1.2 million and $2.4 million for each of the three and six-month periods ended June 30, 2007 and July 1, 2006.  Annual amortization expense for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense

2007 (period from July 1 through December 29)	$2,085
2008	4,106
2009	3,717
2010	1,777

Total	$11,685

As described in Note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, our Carter’s tradename and cost in excess of fair value of net assets acquired have been deemed to have indefinite lives and are not being amortized.

NOTE 4 – INCOME TAXES:

Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

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

Included in the reserves for unrecognized tax benefits are approximately $0.8 million of reserves for which the statute of limitations expires in September 2007.  Such exposures relate primarily to the deductibility of certain operating expenses from various jurisdictions.  If these tax benefits are ultimately recognized, such recognition is not expected to result in a material impact on our effective tax rate for fiscal 2007, although the effective tax rate for the third quarter of fiscal 2007 may be reduced from 37.8% to 36.5%.  In addition, our unrecognized tax benefits include approximately $0.6 million of pre-Acquisition reserves for which the statute of limitations expires in September 2007.  Recognition of these uncertainties would be reflected as an adjustment to the OshKosh tradename asset in accordance with Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $1.8 million of interest and penalties accrued as of June 30, 2007.

The Company’s effective tax rate for the second quarter and first half of fiscal 2007 was directly impacted by the impairment charges discussed in Note 3.  An impairment of the cost in excess of fair value of net assets acquired does not impact the Company’s taxable income as the cost in excess of fair value of net assets acquired is not deductible for tax purposes.

NOTE 5 – EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  We also offer life insurance to current and certain future retirees.  Additionally, we have an obligation under a defined benefit plan covering certain former officers and their spouses.  See Note 8 “Employee Benefit Plans” to our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K for further information.

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost – benefits attributed to service during the period	$28	$42	$56	$84
Interest cost on accumulated post-retirement benefit obligation	137	159	274	317
Amortization of prior service cost	(9)	23	(18)	46

Total net periodic benefit cost	$156	$224	$312	$447

The components of pension expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Interest cost on accumulated pension benefit obligation	$15	$19	$30	$38

The Company acquired two defined benefit pension plans in connection with the Acquisition.  The benefits for certain current and former employees of OshKosh under these pension plans were frozen as of December 31, 2005.

The Company recently received a determination letter from the Internal Revenue Service granting permission to terminate one of the acquired OshKosh pension plans, the OshKosh B’Gosh Collective Bargaining Pension Plan (the “Plan”).  During the second quarter of fiscal 2007, the Company liquidated the Plan, distributed each participant’s balance, and the remaining net assets of $2.2 million were contributed to the Company’s defined contribution plan to offset future employer contributions.  In connection with the liquidation of the Plan, the Company recorded a pre-tax gain of approximately $0.3 million related to the Plan settlement.

The Company’s net periodic pension benefit cost related to these plans is comprised of the following components:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Interest cost on accumulated pension benefit obligation	$552	$651	$1,103	$1,301
Expected return on assets	(1,404)	(1,034)	(2,316)	(2,069)
Amortization of actuarial gain	(35)	—	(70)	—
Gain on settlement	(276)	—	(276)	—
Total net periodic benefit cost	$(1,163)	$(383)	$(1,559)	$(768)

NOTE 6 – COMMON STOCK:

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

On February 16, 2007, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

During the second quarter and first half of fiscal 2007, the Company repurchased and retired approximately $10 million and $40 million, or 394,587 and 1,647,419 shares, of its common stock at an average price of $25.37 and $24.29 per share, respectively.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

During the second quarter and first half of fiscal 2007, the Company issued 21,420 shares of common stock to its non-management board members.

NOTE 7 – STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time- or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six-month period ended June 30, 2007.

For the
six-month
period ended
June 30, 2007
Volatility	38.16%
Risk-free interest rate	4.74%
Expected term (years)	6.0
Dividend yield	—

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the six-month period ended June 30, 2007:

	Time-based stock options	Performance- based stock options	Retained stock options	Restricted stock
Outstanding, December 30, 2006	4,666,678	620,000	1,071,870	222,620

Granted	183,200	—	—	82,800
Exercised	(410,624)	—	(410,000)	—
Vested restricted stock	—	—	—	(24,900)
Forfeited	(124,150)	—	—	(19,350)
Expired	—	—	—	—

Outstanding, June 30, 2007	4,315,104	620,000	661,870	261,170

Exercisable, June 30, 2007	3,472,524	—	661,870	—

During the three-month period ended June 30, 2007, we granted 51,600 time-based stock options with a weighted-average Black-Scholes fair value of $11.91 and a weighted-average exercise price of $26.57.  In connection with these grants, we recognized approximately $11,800 in stock-based compensation expense during the three-month period ended June 30, 2007.

During the six-month period ended June 30, 2007, we granted 183,200 time-based stock options with a weighted-average Black-Scholes fair value of $10.55 and a weighted-average exercise price of $23.42.  In connection with these grants, we recognized approximately $123,000 in stock-based compensation expense during the six-month period ended June 30, 2007.

        During the three-month period ended June 30, 2007, we granted 15,400 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $26.30.  In connection with these grants, we recognized approximately $8,400 in stock-based compensation expense during the three-month period ended June 30, 2007.

During the six-month period ended June 30, 2007, we granted 82,800 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $22.95.  In connection with these grants, we recognized approximately $132,000 in stock-based compensation expense during the six-month period ended June 30, 2007.

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time- based stock options	Performance- based stock options	Restricted stock	Total
2007 (period from July 1 through December 29)	$1,320	$753	$910	$2,983
2008	2,561	1,519	1,831	5,911
2009	1,541	721	1,361	3,623
2010	574	84	573	1,231
2011	94	—	77	171
Total	$6,090	$3,077	$4,752	$13,919

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	June 30, 2007	% of Total	July 1, 2006	% of Total	June 30, 2007	% of Total	July 1, 2006	% of Total

Net sales:
Wholesale-Carter’s	$93,294	32.4%	$84,095	30.3%	$205,947	33.9%	$186,456	32.5%
Wholesale-OshKosh	10,227	3.6%	20,411	7.3%	35,220	5.8%	49,092	8.5%
Retail-Carter’s	76,275	26.5%	71,395	25.7%	151,101	24.8%	140,463	24.5%
Retail-OshKosh	48,885	17.0%	50,703	18.3%	94,733	15.6%	93,015	16.2%
Mass Channel-Carter’s	59,094	20.5%	50,973	18.4%	120,902	19.9%	104,998	18.3%
Total net sales	$287,775	100.0%	$277,577	100.0%	$607,903	100.0%	$574,024	100.0%

Operating (loss) income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
Wholesale-Carter’s	$16,102	17.3%	$12,298	14.6%	$37,488	18.2%	$32,736	17.6%
Wholesale-OshKosh (a)	(38,942)	(380.8)%	1,231	6.0%	(39,629)	(112.5)%	4,584	9.3%
Retail-Carter’s	5,727	7.5%	8,691	12.2%	13,636	9.0%	19,951	14.2%
Retail-OshKosh (b)	(108,617)	(222.2)%	2,602	5.1%	(109,910)	(116.0)%	2,832	3.0%
Mass Channel-Carter’s	8,794	14.9%	6,801	13.3%	17,145	14.2%	14,978	14.3%
Mass Channel-OshKosh (c)	361	—	706	—	888	—	836	—
Segment operating (loss) income	(116,575)	(40.5)%	32,329	11.6%	(80,382)	(13.2)%	75,917	13.2%
Other reconciling items (d)	(21,298)	(7.4)%	(10,916)	(3.9)%	(36,319)	(6.0)%	(22,229)	(3.9)%
Total operating (loss) income	$(137,873)	(47.9)%	$21,413	7.7%	$(116,701)	(19.2)%	$53,688	9.4%

(a)          OshKosh wholesale includes a charge of approximately $36.0 million related to the impairment of the OshKosh cost in excess of fair value of net assets acquired related to the wholesale segment.

(b)         OshKosh retail includes a charge of approximately $106.9 million related to the impairment of the OshKosh cost in excess of fair value of net assets acquired related to the retail segment.

(c)          OshKosh mass channel consists of a licensing agreement with Target Stores.  Operating income consists of royalty income, net of related expenses.

(d)         Other reconciling items include a charge of $12.0 million related to the impairment of the OshKosh tradename.

The following represents cost in excess of fair value of net assets acquired by segment:

(dollars in thousands)	Wholesale – Carter’s	Wholesale – OshKosh	Retail – Carter’s	Retail – OshKosh	Mass Channel – Carter’s	Total

Balance at December 30, 2006	$51,814	$36,071	$82,025	$107,115	$2,731	$279,756
Intangible asset impairment	—	(35,995)	—	(106,891)	—	(142,886)
Adjustments	—	(76)	—	(224)	—	(300)
Balance at June 30, 2007	$51,814	$—	$82,025	$—	$2,731	$136,570

NOTE 9 – FACILITY CLOSURE AND RESTRUCTURING COSTS:

White House Distribution Facility

The Company continually evaluates opportunities to reduce its supply chain complexity and lower costs.  In the first quarter of fiscal 2007, the Company determined that OshKosh brand products could be effectively distributed through its other distribution facilities and third-party logistics providers.  On February 15, 2007, the Company’s Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the White House distribution facility would be significantly shortened.  Accordingly, we have written down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the White House facility ceased as of April 5, 2007, at which point the White House land, building, and equipment assets of $6.1 million were reclassified as held for sale on the accompanying unaudited condensed consolidated balance sheet.

For a majority of the affected employees, severance benefits were communicated on February 20, 2007.  Approximately 215 employees were terminated.  In connection with this closure, we expect to incur approximately $3.9 million in cash expenses.  These cash expenses consist of severance and other costs to exit the facility.  The Company also incurred approximately $4.6 million of non-cash charges relating to accelerated depreciation and asset impairment.

During the first half of fiscal 2007, we recorded costs of $7.1 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.6 million of other closure costs.

The following table summarizes restructuring reserves related to the closure of the White House facility which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Total
Balance at March 31, 2007	$2,040	$45	$2,085
Provisions	—	470	470
Payments	(1,234)	(515)	(1,749)
Balance at June 30, 2007	$806	$—	$806

Acquisition Restructuring

In connection with the Acquisition, management developed a plan to restructure and integrate the operations of OshKosh.  In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities were established for OshKosh severance, lease termination costs associated with the closure of OshKosh’s 15 Lifestyle stores and 14 outlet stores in fiscal 2005, one outlet store closure in fiscal 2006, contract termination costs, and other exit costs.  These liabilities also covered costs related to the closure of OshKosh’s Choloma, Honduras sewing facility, the Uman, Mexico sewing facility, and the Liberty, Kentucky distribution center.  The Honduras and Kentucky facilities were closed during the fourth quarter of fiscal 2005.  The Mexico facility was closed during the first quarter of fiscal 2006 and all remaining liabilities have been paid.

The following table summarizes restructuring reserves related to the Acquisition which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787
Payments	(626)	(473)	(610)	—	(1,709)
Balance at March 31, 2007	1,509	246	1,123	200	3,078
Payments	(288)	(154)	(469)	—	(911)
Adjustments to cost in excess of fair value of net assets acquired	(100)	—	—	(200)	(300)
Balance at June 30, 2007	$1,121	$92	$654	$—	$1,867

Sewing Facility Closures

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico.  During the first half of fiscal 2006, we recorded total charges of $91,000, including $74,000 in severance charges and $17,000 in other exit costs related to these closures.

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

For the three and six-month periods ended June 30, 2007, diluted net loss per common share is the same as basic net loss per common share, as the effects of the Company’s potential common stock equivalents are anti-dilutive.  For the three and six-month periods ended July 1, 2006, anti-dilutive shares of 370,400 and performance-based stock options of 600,000, were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands, except per share data)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net (loss) income	$(143,449)	$9,018	$(133,838)	$24,804
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,838,075	57,877,753	58,142,782	57,793,393
Dilutive effect of unvested restricted stock	—	42,322	—	38,786
Dilutive effect of stock options	—	3,263,416	—	3,328,006
Diluted number of common and common equivalent shares outstanding	57,838,075	61,183,491	58,142,782	61,160,185

Basic net (loss) income per common share	$(2.48)	$0.16	$(2.30)	$0.43
Diluted net (loss) income per common share	$(2.48)	$0.15	$(2.30)	$0.41

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2007 reflect our financial position as of June 30, 2007.  The second quarter and first half of fiscal 2006 ended on July 1, 2006.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Wholesale sales:
Carter’s	32.4%	30.3%	33.9%	32.5%
OshKosh	3.6	7.3	5.8	8.5
Total wholesale sales	36.0	37.6	39.7	41.0

Retail store sales:
Carter’s	26.5	25.7	24.8	24.5
OshKosh	17.0	18.3	15.6	16.2
Total retail store sales	43.5	44.0	40.4	40.7

Mass channel sales	20.5	18.4	19.9	18.3

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	66.8	65.0	66.8	64.2

Gross profit	33.2	35.0	33.2	35.8
Selling, general, and administrative expenses	29.4	29.7	28.4	28.8
Intangible asset impairment	53.8	—	25.5	—
Closure costs	0.2	—	0.8	—
Royalty income	(2.3)	(2.4)	(2.3)	(2.4)

Operating (loss) income	(47.9)	7.7	(19.2)	9.4
Interest expense, net	2.0	2.5	1.9	2.5

(Loss) income before income taxes	(49.9)	5.2	(21.1)	6.9
(Benefit from) provision for income taxes	(0.1)	2.0	0.9	2.6

Net (loss) income	(49.8)%	3.2%	(22.0)%	4.3%

Number of retail stores at end of period:
Carter’s	221	200	221	200
OshKosh	159	143	159	143
Total	380	343	380	343

Three and six-month periods ended June 30, 2007 compared to the three and six-month periods ended July 1, 2006

CONSOLIDATED NET SALES

In the second quarter of fiscal 2007, consolidated net sales increased $10.2 million, or 3.7%, to $287.8 million.  This increase reflects sales growth in all of our Carter’s brand distribution channels, partially offset by the decrease in OshKosh wholesale and OshKosh retail sales.  In the first half of fiscal 2007, consolidated net sales increased $33.9 million, or 5.9%, to $607.9 million.  This increase reflects growth in all of our Carter’s brand distribution channels and our OshKosh brand retail store segment.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	June 30, 2007	% of Total	July 1, 2006	% of Total	June 30, 2007	% of Total	July 1, 2006	% of Total

Net sales:
Wholesale-Carter’s	$93,294	32.4%	$84,095	30.3%	$205,947	33.9%	$186,456	32.5%
Wholesale-OshKosh	10,227	3.6%	20,411	7.3%	35,220	5.8%	49,092	8.5%
Retail-Carter’s	76,275	26.5%	71,395	25.7%	151,101	24.8%	140,463	24.5%
Retail-OshKosh	48,885	17.0%	50,703	18.3%	94,733	15.6%	93,015	16.2%
Mass Channel-Carter’s	59,094	20.5%	50,973	18.4%	120,902	19.9%	104,998	18.3%
Total net sales	$287,775	100.0%	$277,577	100.0%	$607,903	100.0%	$574,024	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $9.2 million, or 10.9%, in the second quarter of fiscal 2007 to $93.3 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $9.4 million, or 12.4%, to $85.4 million in the second quarter of fiscal 2007.  The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 9% increase in units shipped and a 3% increase in average price per unit as compared to the second quarter of fiscal 2006.

Carter’s brand wholesale sales increased $19.5 million, or 10.5%, in the first half of fiscal 2007 to $205.9 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $19.7 million, or 11.4%, to $192.4 million in the first half of fiscal 2007.  The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 9% increase in units shipped and a 2% increase in average price per unit as compared to the first half of fiscal 2006.

The increase in units shipped during the second quarter and first half of fiscal 2007 was driven by increased units shipped in the playwear and baby product categories as a result of increased demand, partially offset by lower sleepwear units shipped.  The increase in average price per unit during the second quarter and first half of fiscal 2007 was due primarily to increases in average prices in each of our product categories.

Off-price sales decreased 2.3% as compared to the second quarter of fiscal 2006 due to lower average prices, partially offset by an increase in units shipped.  Off-price sales decreased 1.8% as compared to the first half of fiscal 2006 due primarily to a decrease in off-price units shipped.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $10.2 million, or 49.9%, in the second quarter of fiscal 2007 to $10.2 million.  Excluding off-price sales, OshKosh brand wholesale sales decreased $8.2 million, or 45.3%, to $9.9 million in the second quarter of fiscal 2007.  The decrease in OshKosh brand wholesale sales, excluding off-price sales, reflects primarily the timing of fall products shipped to our wholesale customers and reduced levels of demand for summer products.

OshKosh brand wholesale sales decreased $13.9 million, or 28.3%, in the first half of fiscal 2007 to $35.2 million.  Excluding off-price sales, OshKosh brand wholesale sales decreased $10.2 million, or 23.2%, to $34.0 million in the first half of fiscal 2007.  The decrease in OshKosh brand wholesale sales, excluding off-price sales, reflects the timing of fall products shipped to our wholesale customers and reduced levels of demand for spring and summer products.

Off-price sales decreased $2.0 million, or 86.1%, in the second quarter of fiscal 2007 to $0.3 million.  In the first half of fiscal 2007, off-price sales decreased $3.6 million, or 74.1%, to $1.3 million.  These decreases resulted from reduced levels of off-price inventory available for sale.

MASS CHANNEL SALES

Mass channel sales increased $8.1 million, or 15.9%, in the second quarter of fiscal 2007 to $59.1 million.  The increase was driven by increased sales of $5.7 million, or 17.3%, of our Child of Mine brand to Wal-Mart and increased sales of $2.5 million, or 13.5%, of our Just One Year brand to Target.  These increases in sales resulted primarily from increased productivity and new door growth.

Mass channel sales increased $15.9 million, or 15.1%, in the first half of fiscal 2007 to $120.9 million.  The increase was driven by increased sales of $11.1 million, or 16.8%, of our Child of Mine brand to Wal-Mart and increased sales of $4.8 million, or 12.4%, of our Just One Year brand to Target.  These increases in sales resulted primarily from increased productivity and new door growth.

CARTER’S RETAIL STORES SALES

Carter’s retail store sales increased $4.9 million, or 6.8%, in the second quarter of fiscal 2007 to $76.3 million.  The increase was driven by incremental sales of $5.3 million generated by new store openings and a comparable store sales increase of $0.5 million, or 0.8%, partially offset by the impact of store closures of $0.9 million.

During the second quarter of fiscal 2007, on a comparable store basis, units per transaction increased 4.7% and average prices decreased 3.3%.  Average prices during the second quarter decreased primarily due to increased promotional pricing on spring playclothes.  Increased promotional pricing also drove the increase in units per transaction.  Average inventory levels, on a comparable store basis, were flat as compared to the second quarter of fiscal 2006.

Carter’s retail store sales increased $10.6 million, or 7.6%, in the first half of fiscal 2007 to $151.1 million.  The increase was driven by incremental sales of $12.0 million generated by new store openings and a comparable store sales increase of $1.0 million, or 0.7%, partially offset by the impact of store closures of $2.3 million.

During the first half of fiscal 2007, on a comparable store basis, units per transaction increased 4.7% and average prices decreased 4.7%.  Average prices decreased primarily due to increased promotional pricing on spring playclothes and baby products.  Increased promotional pricing also drove the increase in units per transaction.  Average inventory levels, on a comparable store basis, were down 6.1% as compared to the first half of fiscal 2006.

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

There were a total of 221 Carter’s retail stores as of June 30, 2007.  During the second quarter of fiscal 2007, we opened one store.  During the first half of fiscal 2007, we opened two Carter’s retail stores.  In total, we plan to open ten and close six Carter’s retail stores during fiscal 2007.

OSHKOSH RETAIL STORES SALES

OshKosh retail store sales decreased $1.8 million, or 3.6%, in the second quarter of fiscal 2007 to $48.9 million.  The decrease was due to a comparable store sales decrease of $4.8 million, or 9.7%, and the impact of store closings of $0.3 million, partially offset by incremental sales of $3.3 million generated by new store openings.  On a comparable store basis, transactions decreased 8.8%, average prices decreased 0.2%, and units per transaction were down 0.8%.  Average inventory levels, on a comparable store basis, were up 8% as compared to the second quarter of fiscal 2006.

OshKosh retail store sales increased $1.7 million, or 1.8%, in the first half of fiscal 2007 to $94.7 million.  The increase was driven by incremental sales of $6.9 million generated by new store openings, partially offset by a comparable store sales decrease of $4.5 million, or 4.9%, and the impact of store closings of $0.6 million.  On a comparable store basis, average prices were flat and units per transaction decreased 0.7%.  Average inventory levels, on a comparable store basis, were up 3% as compared to the first half of fiscal 2006.

There were a total of 159 OshKosh retail stores as of June 30, 2007.  During the second quarter and first half of fiscal 2007, we opened two stores.  In total, we plan to open eight and close three OshKosh retail stores during fiscal 2007.

GROSS PROFIT

Our gross profit decreased $1.8 million, or 1.9%, to $95.4 million in the second quarter of fiscal 2007.  Gross profit as a percentage of net sales was 33.2% in the second quarter of fiscal 2007 as compared to 35.0% in the second quarter of fiscal 2006.  Our gross profit decreased $3.6 million, or 1.8%, to $201.8 million in the first half of fiscal 2007.  Gross profit as a percentage of net sales was 33.2% in the first half of fiscal 2007 as compared to 35.8% in the first half of fiscal 2006.

These decreases in gross profit as a percentage of net sales reflects:

(i)                  a decrease in gross profit in our consolidated retail segments due to product upgrades and increased promotional pricing (gross profit dollars in our consolidated retail business decreased in both periods despite an increase in consolidated retail net sales of 2.5% in the second quarter of fiscal 2007 and 5.3% in the first half of fiscal 2007);

(ii)               the impact of OshKosh brand wholesale spring and summer product performance, which led to higher levels of customer accommodations in the second quarter and first half of fiscal 2007; and

(iii)            a decline in gross profit from our mass channel brands in the first half of fiscal 2007 resulting from product upgrades.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2007 increased $2.2 million, or 2.6%, to $84.6 million.  As a percentage of net sales, selling, general, and administrative expenses in the second quarter of fiscal 2007 were 29.4% as compared to 29.7% in the second quarter of fiscal 2006.  Selling, general, and administrative expenses in the first half of fiscal 2007 increased $7.4 million, or 4.5%, to $172.9 million.  As a percentage of net sales, selling, general, and administrative expenses in the first half of fiscal 2007 were 28.4% as compared to 28.8% in the first half of fiscal 2006.

These decreases in selling, general, and administrative expenses as a percentage of net sales reflects:

(i)                   controlling growth in spending at a rate lower than the growth in net sales; and

(ii)                a reduction in incentive compensation expense of $2.7 million and $3.2 million as compared to the second quarter and first half of fiscal 2006, respectively.

Partially offsetting these decreases were:

(i)                   growth in our consolidated retail store selling, general, and administrative expenses from 29.4% of consolidated retail store sales in the second quarter of fiscal 2006 to 31.0% of consolidated retail store sales in the second quarter of fiscal 2007 and from 29.6% of consolidated retail store sales in the first half of fiscal 2006 to 30.9% of consolidated retail store sales in the first half of fiscal 2007 driven primarily by the higher cost structure and lower sales volume of our brand stores; and

(ii)                      accelerated depreciation charges of $0.6 million and $2.1 million in the second quarter and first half of fiscal 2007 related to the closure of our White House, Tennessee distribution facility.

INTANGIBLE ASSET IMPAIRMENT

As a result of the continued negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and the re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the acquisition of OshKosh B’Gosh, Inc. in July 2005 (the “Acquisition”).  This assessment was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.”  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.

CLOSURE COSTS

On February 15, 2007, the Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  As a result of this closure, during the second quarter of fiscal 2007, we recorded costs of $1.1 million, consisting of accelerated depreciation (included in selling, general, and administrative expenses) of $0.6 million and $0.5 million of other closure costs.

In the first half of fiscal 2007, we recorded costs of $7.1 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.6 million in other closure costs.

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico.  In the first half of fiscal 2006, in connection with these closures, we recorded costs of $91,000, including $74,000 of severance and $17,000 of other exit costs.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands was approximately $6.7 million (including $1.6 million and $1.7 million of international royalty income from our OshKosh brands) in the second quarters of fiscal 2007 and fiscal 2006.

Royalty income from these brands was approximately $14.2 million in the first half of fiscal 2007, an increase of 3.0%, or $0.4 million, as compared to the first half of fiscal 2006.  This increase was driven primarily by increased sales by our OshKosh brand domestic licensees.

OPERATING (LOSS) INCOME

Our operating loss was $137.9 million in the second quarter of fiscal 2007 as compared to operating income of $21.4 million in the second quarter of fiscal 2006.  Our operating loss was $116.7 million in the first half of fiscal 2007 as compared to operating income of $53.7 million in the first half of fiscal 2006.  These decreases in operating results are due to the factors described above, including the costs incurred in the second quarter and first half of fiscal 2007 related to the impairment of OshKosh’s intangible assets and the closure of our White House, Tennessee distribution facility.

INTEREST EXPENSE, NET

Interest expense in the second quarter of fiscal 2007 decreased $1.2 million, or 17.7%, to $5.7 million.  The decrease is attributable to lower average borrowings in the second quarter of fiscal 2007, due to accelerated debt reduction in fiscal 2006 and a lower effective interest rate.  Weighted-average borrowings in the second quarter of fiscal 2007 were $343.9 million at an effective interest rate of 7.13% as compared to weighted-average borrowings in the second quarter of fiscal 2006 of $406.3 million at an effective interest rate of 7.48%.  In the second quarters of fiscal 2007 and 2006, we included in interest expense approximately $0.4 million and $0.2 million related to our interest rate swap agreement which effectively reduced our interest expense under the term loan.

Interest expense in the first half of fiscal 2007 decreased $2.4 million, or 17.2%, to $11.4 million.  The decrease is attributable to lower average borrowings in the first half of fiscal 2007, due to accelerated debt reduction in fiscal 2006, partially offset by a higher effective interest rate.  Weighted-average borrowings in the first half of fiscal 2007 were $344.3 million at an effective interest rate of 7.17% as compared to weighted-average borrowings in the first half of fiscal 2006 of $416.5 million at an effective interest rate of 7.09%.  In the first half of fiscal 2007 and 2006, we included in interest expense approximately $0.9 million and $0.4 million related to our interest rate swap agreement which effectively reduced our interest expense under the term loan.

INCOME TAXES

Our effective tax rate was 0.1% for the second quarter of fiscal 2007, 37.7% for the second quarter of fiscal 2006, 4.5% for the first half of fiscal 2007, and 37.8% for the first half of fiscal 2006.  The 0.1% benefit against our pre-tax loss for the second quarter of fiscal 2007 and the 4.5% effective tax rate for the first half of fiscal 2007 is a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset which is not deductible for income tax purposes.

NET (LOSS) INCOME

As a result of the factors above, we recorded a net loss for the second quarter of fiscal 2007 of $143.4 million as compared to net income of $9.0 million in the second quarter of fiscal 2006.  We recorded a net loss for the first half of fiscal 2007 of $133.8 million as compared to net income of $24.8 million in the first half of fiscal 2006.

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

Net accounts receivable at June 30, 2007 were $104.5 million compared to $103.2 million at July 1, 2006 and $110.6 million at December 30, 2006.  The increase as compared to July 1, 2006 reflects higher levels of Carter’s brand revenue in the latter part of the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006.  Due to the seasonal nature of our operations, the net accounts receivable balance at June 30, 2007 is not comparable to the net accounts receivable balance at December 30, 2006.

Net inventories at June 30, 2007 were $231.6 million compared to $190.5 million at July 1, 2006 and $193.6 million at December 30, 2006.  The increase of $41.1 million, or 21.6%, as compared to July 1, 2006 is due primarily to timing of receipts of playwear product inventory and increased levels of Carter’s baby product inventory to support higher levels of demand.  Due to the seasonal nature of our operations, net inventories at June 30, 2007 are not comparable to net inventories at December 30, 2006.

Net cash used in operating activities for the first half of fiscal 2007 was $8.3 million compared to $2.7 million in the first half of fiscal 2006.  The change in net cash used in operating activities in the first half of fiscal 2007 as compared to the first half of fiscal 2006 is primarily attributable to increased levels of inventory primarily due to timing of receipts and lower levels of earnings.

On February 16, 2007, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

During the second quarter and first half of fiscal 2007, the Company repurchased and retired approximately $10 million and $40 million, or 394,587 and 1,647,419 shares, of its common stock at an average price of $25.37 and $24.29 per share, respectively.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Subject to market conditions and availability on the revolver, the Company plans to continue to repurchase shares during the balance of fiscal 2007.

As a result of the closure of the White House, Tennessee distribution facility, we recorded costs in the first half of fiscal 2007 of $7.1 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.6 million of other closure costs.  Additional cash charges to be incurred during the remainder of fiscal 2007 are estimated to be $0.9 million of other exit costs.  We expect to incur $0.5 million of additional cash charges in fiscal 2008, consisting primarily of other exit costs.  The estimated annual savings resulting from the closure of this facility is approximately $4.0 million beginning in the second half of fiscal 2007.

The following table summarizes restructuring reserves related to the closure of the White House facility which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Total

Balance at March 31, 2007	$2,040	$45	$2,085
Provisions	—	470	470
Payments	(1,234)	(515)	(1,749)
Balance at June 30, 2007	$806	$—	$806

The estimated value of the White House assets as of June 30, 2007 is $6.1 million.  These assets are classified as held for sale on the accompanying unaudited condensed consolidated balance sheet.

In connection with the Acquisition, management developed an integration plan that includes severance, certain facility and store closings, and contract termination costs.  The following liabilities, included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet, were established at the closing of the Acquisition, will be funded by cash flows from operations and borrowings under our revolver, and are expected to be paid in fiscal 2007 and fiscal 2008:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787
Payments	(626)	(473)	(610)	—	(1,709)
Balance at March 31, 2007	1,509	246	1,123	200	3,078
Payments	(288)	(154)	(469)	—	(911)
Adjustments to cost in excess of fair value of net assets acquired	(100)	—	—	(200)	(300)
Balance at June 30, 2007	$1,121	$92	$654	$—	$1,867

We invested approximately $7.7 million in capital expenditures during the first half of fiscal 2007 compared to approximately $7.5 million during the first half of fiscal 2006.  We plan to invest an additional $24 million to $27 million in capital expenditures during the remainder of fiscal 2007.  Major investments include retail store openings and remodelings, investments in information technology, and fixturing programs for wholesale customers.

Weighted-average borrowings for the six-month period ended June 30, 2007 were $344.3 million at an effective interest rate of 7.17% as compared to weighted-average borrowings of $416.5 million at an effective interest rate of 7.09% for the six-month period ended July 1, 2006.

At June 30, 2007, we had approximately $343.3 million in term loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $23.4 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The swap agreement matures on July 30, 2010.  As of June 30, 2007, approximately $156.9 million of our outstanding term loan debt was hedged under this agreement.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.1 million and $0.6 million in the second quarter and the first half of fiscal 2007 and $0.4 million and $1.5 million in the second quarter and first half of fiscal 2006 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of June 30, 2007, we had approximately $446.8 million in Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename is currently estimated to be approximately $90.0 million, also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% and 12% for Carter’s and OshKosh, respectively.  The tradenames were determined to have indefinite lives.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

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

Stock-based compensation arrangements:  The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment.”  The Company uses the Black-Scholes option pricing model, which requires the use of subjective assumptions.  These assumptions include the following:

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

Expected term – This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  An increase in the expected term will increase compensation expense.

Dividend yield – The Company does not have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Forfeitures – The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock–based compensation and consequently, the related amount recognized in the accompanying unaudited condensed consolidated statements of operations.

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

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net (loss) income in future years.  In order to manage this risk, we source products from approximately 100 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of June 30, 2007, our outstanding debt aggregated $343.3 million, of which $86.4 million bore interest at a variable rate.  An increase of 1% in the applicable rate would increase our annual interest cost by $0.9 million, exclusive of variable rate debt subject to our swap and collar agreements, and could have an adverse effect on our net (loss) income and cash flow.

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

In the second quarter and first half of fiscal 2007, we derived approximately 44.3% and 45.7% of our consolidated net sales from our top eight customers, including mass channel customers.  Wal-Mart accounted for approximately 13% of our consolidated net sales for the second quarter and first half of fiscal 2007.  We expect that these customers will continue to represent a significant portion of our sales in the future.  However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers’ business could result in a material decrease in our sales and operating (loss) income.

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

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease.  To the extent these deflationary pressures are offset by reductions in manufacturing costs, there is a modest affect on the gross margin percentage.  However, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating (loss) income.

Our business is sensitive to overall levels of consumer spending, particularly in the apparel segment.

The Company believes that spending on children’s apparel is somewhat discretionary.  While certain apparel purchases are less discretionary due to size changes as children grow, the amount of clothing consumers desire to purchase, specifically brand name apparel products, is impacted by the overall level of consumer spending.  Overall economic conditions that affect discretionary consumer spending include employment levels, gasoline and utility costs, business conditions, tax rates, interest rates, and levels of consumer indebtedness.  Reductions in the level of discretionary spending or shifts in consumer spending to other products may have a material adverse affect on the Company’s sales and results of operations.

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

•                  disruption in the global transportation network such as a port strike, world trade restrictions, or war;

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

On June 30, 2007, we had total debt of approximately $343.3 million.

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

In connection with the 2001 acquisition of the Company by investment funds affiliated with Berkshire Partners LLC, we recorded cost in excess of fair value of net assets acquired of $136.6 million and a Carter’s brand tradename asset of $220.2 million.  Additionally, in connection with the Acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $142.9 million and a tradename asset of $102.0 million.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.  During the second quarter of fiscal 2007, the Company performed an interim impairment review of the OshKosh intangible assets due to continued negative trends in sales and profitability of the Company’s OshKosh wholesale and retail segments and the re-forecasted projections for such segments for the balance of fiscal 2007.  As a result of this review, the Company wrote off our OshKosh cost in excess of fair value net assets acquired asset of $142.9 million and wrote down the OshKosh tradename by $12.0 million.  Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales growth plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of the remaining asset value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

The following table provides information about purchases by the Company during the three-month period ended June 30, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

April 1, 2007 through April 28, 2007	—		$—	—	$69,999,877

April 29, 2007 through May 26, 2007	394,587	(2)	$25.37	394,587	$59,988,041

May 27, 2007 through June 30, 2007	—		$—	—	$59,988,041

Total	394,587		$25.37	394,587	$59,988,041

(1)         On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $59,988,041 as of June 30, 2007.

(2)         Represents repurchased shares which were retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its Annual Meeting of Stockholders on May 11, 2007 (the “Annual Meeting”) for which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  The following matter was voted on by the Company’s stockholders:

David Pulver and Elizabeth A. Smith were re-elected as Class I directors to each serve for a three-year term.  The following is a schedule of the votes cast:

Nominee	Total votes for	Total votes withheld
David Pulver	49,284,486	963,640

Elizabeth A. Smith	49,983,112	265,014

The directors continuing to serve after the Annual Meeting were:  Class I directors - David Pulver and Elizabeth A. Smith, Class II directors - Bradley M. Bloom and Frederick J. Rowan, II, and Class III directors - Paul Fulton, John R. Welch, and Thomas E. Whiddon.

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

CARTER’S, INC.

Date: August 9, 2007	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: August 9, 2007	/s/ MICHAEL D. CASEY
Michael D. Casey
Executive Vice President and
Chief Financial Officer