Form 10-Q
period 2007-10-29
CARTERS INC
filed 2007-10-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

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

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 29, 2007

Common stock, par value $0.01 per share	57,956,190

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	September 29, 2007	December 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$9,254	$68,545
Accounts receivable, net	160,069	110,615
Finished goods inventories, net	246,529	193,588
Prepaid expenses and other current assets	13,385	7,296
Assets held for sale	6,109	--
Deferred income taxes	20,729	22,377

Total current assets	456,075	402,421
Property, plant, and equipment, net	72,829	87,940
Tradenames	308,233	322,233
Cost in excess of fair value of net assets acquired	136,570	279,756
Deferred debt issuance costs, net	5,031	5,903
Licensing agreements, net	9,829	12,895
Leasehold interests, net	801	1,151
Other assets	8,234	10,892

Total assets	$997,602	$1,123,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,627	$2,627
Accounts payable	69,971	70,878
Other current liabilities	51,454	63,012

Total current liabilities	124,052	136,517
Long-term debt	361,378	342,405
Deferred income taxes	114,481	125,784
Other long-term liabilities	32,443	22,994

Total liabilities	632,354	627,700

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 29, 2007 and December 30, 2006	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 57,926,790 and 58,927,280 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	579	589
Additional paid-in capital	242,780	275,045
Accumulated other comprehensive income	3,965	5,301
Retained earnings	117,924	214,556

Total stockholders’ equity	365,248	495,491

Total liabilities and stockholders’ equity	$997,602	$1,123,191

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$410,949	$391,977	$1,018,852	$966,001
Cost of goods sold	265,093	244,757	671,198	613,382

Gross profit	145,856	147,220	347,654	352,619
Selling, general, and administrative expenses	94,241	93,496	267,122	258,944
Intangible asset impairment (Note 3)	--	--	154,886	--
Closure costs	256	--	5,233	91
Royalty income	(8,649)	(7,782)	(22,894)	(21,610)

Operating income (loss)	60,008	61,506	(56,693)	115,194
Interest expense, net	6,021	6,554	17,453	20,367

Income (loss) before income taxes	53,987	54,952	(74,146)	94,827
Provision for income taxes	19,369	19,975	25,074	35,046

Net income (loss)	$34,618	$34,977	$(99,220)	$59,781

Basic net income (loss) per common share	$0.60	$0.60	$(1.71)	$1.03
Diluted net income (loss) per common share	$0.58	$0.57	$(1.71)	$0.98
Basic weighted-average number of shares outstanding	57,745,717	57,949,783	58,010,633	57,845,521
Diluted weighted-average number of shares outstanding	59,975,130	61,094,141	58,010,633	61,173,247

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the nine-month periods ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(99,220)	$59,781
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	22,526	18,272
Amortization of debt issuance costs	872	1,460
Non-cash intangible asset impairment charges	154,886	--
Non-cash stock-based compensation expense	4,653	4,349
Income tax benefit from exercised stock options	(7,797)	(2,472)
Loss on sale of property, plant, and equipment	620	197
Deferred income taxes	(8,890)	5,666
Non-cash closure costs	2,450	--
Effect of changes in operating assets and liabilities:
Accounts receivable	(49,454)	(54,691)
Inventories	(52,941)	(11,395)
Prepaid expenses and other assets	(5,302)	(3,090)
Accounts payable and other liabilities	(1,020)	(23,310)

Net cash used in operating activities	(38,617)	(5,233)

Cash flows from investing activities:
Capital expenditures	(13,228)	(15,861)
Proceeds from sale of property, plant, and equipment	53	348

Net cash used in investing activities	(13,175)	(15,513)

Cash flows from financing activities:
Payments on term loan	(2,627)	(37,133)
Share repurchase	(47,406)	--
Borrowings from revolving loan facility	117,600	5,000
Payments on revolving loan facility	(96,000)	(5,000)
Income tax benefit from exercised stock options	7,797	2,472
Proceeds from exercise of stock options	2,576	1,087
Book overdraft	10,561	--

Net cash used in financing activities	(7,499)	(33,574)

Net decrease in cash and cash equivalents	(59,291)	(54,320)
Cash and cash equivalents, beginning of period	68,545	84,276

Cash and cash equivalents, end of period	$9,254	$29,956

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 30, 2006	$589	$275,045	$5,301	$214,556	$495,491
Income tax benefit from exercised stock options		7,797			7,797
Exercise of stock options (901,464 shares)	9	2,567			2,576
Stock-based compensation expense		4,173			4,173
Issuance of common stock (23,482 shares)	1	584			585
FIN 48 cumulative effect of adoption (Note 4)				2,588	2,588
Share repurchase (1,985,519 shares)	(20)	(47,386)			(47,406)
Comprehensive loss:
Net loss				(99,220)	(99,220)
Settlement of pension plan, net of tax benefit of $75			(132)		(132)
Unrealized loss on interest rate swap, net of tax benefit of $606			(1,058)		(1,058)
Unrealized loss on interest rate collar, net of tax benefit of $84			(146)		(146)
Total comprehensive loss	--	--	(1,336)	(99,220)	(100,556)
Balance at September 29, 2007	$579	$242,780	$3,965	$117,924	$365,248

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

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 29, 2007, the results of our operations for the three and nine-month periods ended September 29, 2007 and September 30, 2006, cash flows for the nine-month periods ended September 29, 2007 and September 30, 2006 and changes in stockholders’ equity for the nine-month period ended September 29, 2007.  Operating results for the three and nine-month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007.  Our accompanying condensed consolidated balance sheet as of December 30, 2006 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2007 reflect our financial position as of September 29, 2007.  The third quarter and first nine months of fiscal 2006 ended on September 30, 2006.

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

During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  This assessment was performed in accordance with SFAS No. 142, “Goodwill and Intangible Assets.”  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.  For cost in excess of fair value of net assets acquired, the fair value was determined using the expected present value of future cash flows.  For the OshKosh tradename, the fair value was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.

During the three-month period ended September 29, 2007, approximately $1.2 million related to pre-Acquisition tax contingencies were reversed due to settlement with taxing authorities.  The reversal resulted in a corresponding reduction to the OshKosh tradename asset of $2.0 million and a reduction in our deferred tax liability of $0.8 million in accordance with Emerging Issues Task Force No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

As of September 29, 2007, the remaining intangible assets resulting from the Acquisition were as follows:

(dollars in thousands)	Weighted- average useful life	Gross amount	Accumulated amortization

OshKosh tradename	Indefinite	$88,000	$--
OshKosh licensing agreements	4.7 years	$19,100	$9,271
Leasehold interests	4.1 years	$1,833	$1,032

Amortization expense for intangible assets was approximately $1.0 million and $3.4 million for the three and nine-month periods ended September 29, 2007 and $1.2 million and $3.5 million for the three and nine-month periods ended September 30, 2006.  Annual amortization expense for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense

2007 (period from September 30 through December 29)	$1,030
2008	4,106
2009	3,717
2010	1,777

Total	$10,630

        As described in Note 2 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, our Carter’s tradename and cost in excess of fair value of net assets acquired assets have been deemed to have indefinite lives and are not being amortized.

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

The Company and its subsidiaries file income tax returns in the U.S. and in various states and local jurisdictions.  The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax returns for fiscal 2004 and fiscal 2005.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2003.

As of December 31, 2006, the Company had gross unrecognized tax benefits of approximately $8.1 million, excluding interest and penalties of approximately $1.5 million.  The amount of net unrecognized tax benefits that could result in an adjustment to our effective tax rate in future periods, if recognized, was approximately $3.1 million as of December 31, 2006.

During the three-month period ended September 29, 2007, we recognized approximately $0.6 million in tax benefits previously reserved for which the statue of limitations expired in September 2007.  In addition, we recognized approximately $2.0 million of pre-Acquisition tax obligations previously reserved for which were settled in September 2007 with taxing authorities.  The settlement of these pre-Acquisition uncertainties have been reflected as an adjustment to the OshKosh tradename asset in accordance with EITF 93-7.

Included in the reserves for unrecognized tax benefits are approximately $1.2 million of reserves for which the statute of limitations expires in September 2008.  Such exposures relate primarily to the deductibility of certain operating expenses from various jurisdictions.  If these tax benefits are ultimately recognized, such recognition will not have a material impact on our annual effective tax rate for fiscal 2008, although the effective tax rate for the third quarter of fiscal 2008 may be impacted.  In addition, our unrecognized tax benefits include approximately $0.9 million of pre-Acquisition reserves for which the statute of limitations expires in September 2008.  Recognition of these uncertainties would be reflected as an adjustment to the OshKosh tradename asset in accordance with EITF 93-7.

        We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $1.1 million of interest and penalties accrued as of September 29, 2007.

        The Company’s effective tax rate for the first nine months of fiscal 2007 was impacted by the impairment of the cost in excess of fair value of net assets acquired as such charge is not deductible for tax purposes.

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

The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost – benefits attributed to service during the period	$26	$42	$82	$126
Interest cost on accumulated post-retirement benefit obligation	131	160	405	477
Amortization of prior service cost	--	23	(18)	69
Total net periodic benefit cost	$157	$225	$469	$672

The components of pension expense charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Interest cost on accumulated pension benefit obligation	$13	$19	$43	$57
Actuarial gain	(53)	--	(53)	--
Total net periodic benefit cost	$(40)	$19	$(10)	$57

The Company acquired two defined benefit pension plans in connection with the Acquisition.  The benefits for certain current and former employees of OshKosh under these pension plans were frozen as of December 31, 2005.

        During the second quarter of fiscal 2007, the Company liquidated the OshKosh B’Gosh Collective Bargaining Pension Plan (the “Plan”), distributed each participant’s balance, and the remaining net assets of $2.2 million were contributed to the Company’s defined contribution plan to offset future employer contributions.  In connection with the liquidation of the Plan, the Company recorded a pre-tax gain of approximately $0.3 million related to the Plan settlement during the second quarter of fiscal 2007.

        The Company’s net periodic pension benefit related to these plans is comprised of the following components:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Interest cost on accumulated pension benefit obligation	$551	$650	$1,654	$1,951
Expected return on assets	(897)	(1,035)	(3,213)	(3,104)
Amortization of actuarial gain	(34)	--	(104)	--
Gain on settlement	--	--	(276)	--
Total net periodic benefit	$(380)	$(385)	$(1,939)	$(1,153)

NOTE 6 – COMMON STOCK:

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

During the third quarter and first nine months of fiscal 2007, the Company repurchased and retired 338,100 and 1,985,519 shares, or approximately $7.4 million and $47.4 million, of its common stock at an average price of $21.87 and $23.88 per share, respectively.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

During the third quarter and first nine months of fiscal 2007, the Company issued 2,062 shares and 23,482 shares of common stock to its non-management board members.

NOTE 7 – STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time-based and performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine-month period ended September 29, 2007.

For the nine-month period ended September 29, 2007

Volatility	38.16%
Risk-free interest rate	4.74%
Expected term (years)	6.0
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the nine-month period ended September 29, 2007:

	Time-based stock options	Performance-based stock options	Retained stock options	Restricted Stock

Outstanding, December 30, 2006	4,666,678	620,000	1,071,870	222,620

Granted	189,200	--	--	90,383
Exercised	(491,464)	--	(410,000)	--
Vested restricted stock	--	--	--	(28,800)
Forfeited	(194,450)	--	--	(30,300)
Expired	--	--	--	--

Outstanding, September 29, 2007	4,169,964	620,000	661,870	253,903

Exercisable, September 29, 2007	3,448,110	--	661,870	--

During the three-month period ended September 29, 2007, we granted 6,000 time-based stock options with a weighted-average Black-Scholes fair value of $9.60 and a weighted-average exercise price of $21.40.  In connection with these grants, we recognized approximately $2,000 in stock-based compensation expense.

During the nine-month period ended September 29, 2007, we granted 189,200 time-based stock options with a weighted-average Black-Scholes fair value of $10.52 and a weighted-average exercise price of $23.36.  In connection with these grants, we recognized approximately $231,000 in stock-based compensation expense.

        During the three-month period ended September 29, 2007, we granted 7,583 shares of restricted stock to an employee and a director with a weighted-average fair value on the date of grant of $21.65.  In connection with these grants, we recognized approximately $7,000 in stock-based compensation expense.

        During the nine-month period ended September 29, 2007, we granted 90,383 shares of restricted stock to employees and a director with a weighted-average fair value on the date of grant of $22.85.  In connection with these grants, we recognized approximately $244,000 in stock-based compensation expense.

  Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Performance -based stock options	Restricted stock	Total

2007 (period from September 30 through December 29)	$612	$375	$421	$1,408
2008	2,427	1,519	1,765	5,711
2009	1,437	721	1,296	3,454
2010	567	84	593	1,244
2011	102	--	86	188
Total	$5,145	$2,699	$4,161	$12,005

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	September 29, 2007	% of Total	September 30, 2006	% of Total	September 29, 2007	% of Total	September 30, 2006	% of Total

Net sales:
Wholesale-Carter’s	$149,918	36.4%	$143,624	36.6%	$355,865	34.9%	$330,080	34.2%
Wholesale-OshKosh	28,197	6.9%	25,778	6.6%	63,417	6.2%	74,870	7.8%
Retail-Carter’s	102,429	24.9%	93,493	23.9%	253,530	24.9%	233,956	24.2%
Retail-OshKosh	62,800	15.3%	62,739	16.0%	157,533	15.5%	155,754	16.1%
Mass Channel-Carter’s	67,605	16.5%	66,343	16.9%	188,507	18.5%	171,341	17.7%
Total net sales	$410,949	100.0%	$391,977	100.0%	$1,018,852	100.0%	$966,001	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
Wholesale-Carter’s	$33,740	22.5%	$32,238	22.4%	$71,228	20.0%	$64,974	19.7%
Wholesale-OshKosh (a)	2,624	9.3%	3,812	14.8%	(37,005)	(58.4)%	8,396	11.2%
Retail-Carter’s	21,602	21.1%	16,989	18.2%	35,238	13.9%	36,940	15.8%
Retail-OshKosh (b)	2,541	4.0%	7,444	11.9%	(107,369)	(68.2)%	10,276	6.6%
Mass Channel-Carter’s	10,639	15.7%	11,703	17.6%	27,784	14.7%	26,681	15.6%
Mass Channel-OshKosh (c)	615	--	604	--	1,503	--	1,440	--
Segment operating income (loss)	71,761	17.5%	72,790	18.6%	(8,621)	(0.8)%	148,707	15.4%
Other reconciling items (d)	(11,753)	(2.9)%	(11,284)	(2.9)%	(48,072)	(4.7)%	(33,513)	(3.5)%
Total operating income (loss)	$60,008	14.6%	$61,506	15.7%	$(56,693)	(5.6)%	$115,194	11.9%

(a)
OshKosh wholesale includes a charge of approximately $36.0 million related to the impairment of the OshKosh cost in excess of fair value of net assets acquired related to the wholesale segment for the nine-month period ended September 29, 2007.

(b)
OshKosh retail includes a charge of approximately $106.9 million related to the impairment of the OshKosh cost in excess of fair value of net assets acquired related to the retail segment for the nine-month period ended September 29, 2007.

(c)	OshKosh mass channel consists of a licensing agreement with Target. Operating income consists of royalty income, net of related expenses.
(d)	Other reconciling items include a charge of $12.0 million related to the impairment of the OshKosh tradename for the nine-month period ended September 29, 2007.

        The following represents cost in excess of fair value of net assets acquired by segment:

(dollars in thousands)	Wholesale – Carter’s	Wholesale – OshKosh	Retail – Carter’s	Retail –OshKosh	Mass Channel – Carter’s	Total

Balance at December 30, 2006	$51,814	$36,071	$82,025	$107,115	$2,731	$279,756
Intangible asset impairment	--	(35,995)	--	(106,891)	--	(142,886)
Adjustments	--	(76)	--	(224)	--	(300)
Balance at September 29, 2007	$51,814	$--	$82,025	$--	$2,731	$136,570

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

For a majority of the affected employees, severance benefits were communicated on February 20, 2007.  Approximately 215 employees were terminated.  In connection with this closure, we expect to incur approximately $3.6 million in cash expenses.  These cash expenses consist of severance and other costs to exit the facility.  The Company also incurred approximately $4.6 million of non-cash charges relating to accelerated depreciation and asset impairment.

During the first nine months of fiscal 2007, we recorded costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million of other closure costs.

        The following table summarizes restructuring reserves related to the closure of the White House facility which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Total

Balance at March 31, 2007	$2,040	$45	$2,085
Provisions	--	470	470
Payments	(1,234)	(515)	(1,749)
Balance at June 30, 2007	806	--	806
Provisions	--	256	256
Payments	(223)	(256)	(479)
Balance at September 29, 2007	$583	$--	$583

Acquisition Restructuring

        In connection with the Acquisition, management developed a plan to restructure and integrate the operations of OshKosh.  In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities were established for OshKosh severance, lease termination costs associated with the closure of 30 OshKosh retail stores, contract termination costs, and other exit costs.  These liabilities also covered costs related to the closure of OshKosh’s Choloma, Honduras sewing facility, the Uman, Mexico sewing facility, and the Liberty, Kentucky distribution center.  The Honduras and Kentucky facilities were closed during the fourth quarter of fiscal 2005.  The Mexico facility was closed during the first quarter of fiscal 2006 and all remaining liabilities have been paid.

The following table summarizes restructuring reserves related to the Acquisition which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787
Payments	(626)	(473)	(610)	--	(1,709)
Balance at March 31, 2007	1,509	246	1,123	200	3,078
Payments	(288)	(154)	(469)	--	(911)
Adjustments to cost in excess of fair value of net assets acquired	(100)	--	--	(200)	(300)
Balance at June 30, 2007	1,121	92	654	--	1,867
Payments	(391)	(43)	--	--	(434)
Balance at September 29, 2007	$730	$49	$654	$--	$1,433

Sewing Facility Closures

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico.  During the first nine months of fiscal 2006, we recorded total charges of $91,000, including $74,000 in severance charges and $17,000 in other exit costs related to these closures.

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

For the three-month period ended September 29, 2007, anti-dilutive shares of 658,100 and performance-based stock options of 620,000 were excluded from the computations of diluted earnings per share.  For the nine-month period ended September 29, 2007, diluted net loss per common share is the same as basic net loss per common share, as the Company has a net loss.  For the three and nine-month periods ended September 30, 2006, anti-dilutive shares of 545,950 and 315,750, respectively, and performance-based stock options of 620,000, were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands, except per share data)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss)	$34,618	$34,977	$(99,220)	$59,781

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,745,717	57,949,783	58,010,633	57,845,521
Dilutive effect of unvested restricted stock	60,190	35,400	--	65,310
Dilutive effect of stock options	2,169,223	3,108,958	--	3,262,416

Diluted number of common and common equivalent shares outstanding	59,975,130	61,094,141	58,010,633	61,173,247

Basic net income (loss) per common share	$0.60	$0.60	$(1.71)	$1.03
Diluted net income (loss) per common share	$0.58	$0.57	$(1.71)	$0.98

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  We are evaluating the impact that SFAS 157 will have on our consolidated financial statements based on evolving interpretive guidance.

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

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2007 reflect our financial position as of September 29, 2007.  The third quarter and first nine months of fiscal 2006 ended on September 30, 2006.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Wholesale sales:
Carter’s	36.4%	36.6%	34.9%	34.2%
OshKosh	6.9	6.6	6.2	7.8
Total wholesale sales	43.3	43.2	41.1	42.0

Retail store sales:
Carter’s	24.9	23.9	24.9	24.2
OshKosh	15.3	16.0	15.5	16.1
Total retail store sales	40.2	39.9	40.4	40.3

Mass channel sales	16.5	16.9	18.5	17.7

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	64.5	62.4	65.9	63.5

Gross profit	35.5	37.6	34.1	36.5
Selling, general, and administrative expenses	22.9	23.9	26.2	26.8
Intangible asset impairment	--	--	15.2	--
Closure costs	0.1	--	0.5	--
Royalty income	(2.1)	(2.0)	(2.2)	(2.2)

Operating income (loss)	14.6	15.7	(5.6)	11.9
Interest expense, net	1.5	1.7	1.7	2.1

Income (loss) before income taxes	13.1	14.0	(7.3)	9.8
Provision for income taxes	4.7	5.1	2.4	3.6

Net income (loss)	8.4%	8.9%	(9.7)%	6.2%

Number of retail stores at end of period:
Carter’s	222	205	222	205
OshKosh	162	146	162	146
Total	384	351	384	351

Three and nine-month periods ended September 29, 2007 compared to the three and nine-month periods ended September 30, 2006

CONSOLIDATED NET SALES

In the third quarter of fiscal 2007, consolidated net sales increased $19.0 million, or 4.8%, to $410.9 million.  This increase reflects sales growth across all of our distribution channels.  In the first nine months of fiscal 2007, consolidated net sales increased $52.9 million, or 5.5%, to $1.0 billion.  This increase reflects growth in all of our Carter’s brand distribution channels and our OshKosh brand retail store segment.

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	September 29, 2007	% of Total	September 30, 2006	% of Total	September 29, 2007	% of Total	September 30, 2006	% of Total

Net sales:
Wholesale-Carter’s	$149,918	36.4%	$143,624	36.6%	$355,865	34.9%	$330,080	34.2%
Wholesale-OshKosh	28,197	6.9%	25,778	6.6%	63,417	6.2%	74,870	7.8%
Retail-Carter’s	102,429	24.9%	93,493	23.9%	253,530	24.9%	233,956	24.2%
Retail-OshKosh	62,800	15.3%	62,739	16.0%	157,533	15.5%	155,754	16.1%
Mass Channel-Carter’s	67,605	16.5%	66,343	16.9%	188,507	18.5%	171,341	17.7%
Total net sales	$410,949	100.0%	$391,977	100.0%	$1,018,852	100.0%	$966,001	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $6.3 million, or 4.4%, in the third quarter of fiscal 2007 to $149.9 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $9.4 million, or 6.9%, to $144.0 million in the third quarter of fiscal 2007.  The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 7% increase in units shipped as compared to the third quarter of fiscal 2006.  The increase in units shipped was driven by increased demand for our baby and sleepwear product categories, partially offset by lower playwear units shipped due to timing of shipments.  The average price per unit was comparable to the third quarter of fiscal 2006.

Carter’s brand wholesale sales increased $25.8 million, or 7.8%, in the first nine months of fiscal 2007 to $355.9 million.  Excluding off-price sales, Carter’s brand wholesale sales increased $29.1 million, or 9.5%, to $336.3 million in the first nine months of fiscal 2007.  The increase in Carter’s brand wholesale sales, excluding off-price sales, was driven by a 9% increase in units shipped as compared to the first nine months of fiscal 2006.  The increase in units shipped occurred across all product categories.  The average price per unit was comparable to the first nine months of fiscal 2006.

Off-price sales decreased $3.1 million, or 33.9%, in the third quarter of fiscal 2007 to $6.0 million.  In the first nine months of fiscal 2007, off-price sales decreased $3.3 million, or 14.5%, to $19.5 million.  These decreases resulted primarily from a decrease in off-price units shipped due to improvements in managing the exposure of excess inventory.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $2.4 million, or 9.4%, in the third quarter of fiscal 2007 to $28.2 million.  Excluding off-price sales, OshKosh brand wholesale sales increased $2.4 million, or 9.9%, to $27.2 million in the third quarter of fiscal 2007.  The increase in OshKosh wholesale sales, excluding off-price sales, was driven by a 28% increase in units shipped as compared to the third quarter of fiscal 2006.  The increase in units shipped reflects the timing of fall shipments.  In the prior year, more fall product was shipped in the second quarter as compared to heavier shipments of fall product in the third quarter of the current year.  Average prices were down 14% compared to the prior year, primarily due to changes in product mix.  Average prices also declined due to an increase in customer accommodations reflecting lower demand.

        OshKosh brand wholesale sales decreased $11.5 million, or 15.3%, in the first nine months of fiscal 2007 to $63.4 million.  Excluding off-price sales, OshKosh brand wholesale sales decreased $7.8 million, or 11.3%, to $61.2 million in the first nine months of fiscal 2007.  The decrease in OshKosh wholesale sales, excluding off-price sales, was due primarily to an 18% decrease in average prices, partially offset by an 8% increase in units shipped.  The decrease in average prices reflects changes in product mix and higher levels of customer accommodations as compared to the prior year.

In the third quarter of fiscal 2007, off-price sales decreased 2.4% as compared to the third quarter of fiscal 2006.  In the first nine months of fiscal 2007, off-price sales decreased $3.6 million, or 61.9%, to $2.2 million.  These decreases resulted primarily from improvements in managing the exposure of excess inventory.

MASS CHANNEL SALES

Mass channel sales increased $1.3 million, or 1.9%, in the third quarter of fiscal 2007 to $67.6 million.  The increase was driven by increased sales of $1.5 million, or 6.5%, of our Just One Year brand to Target.  This increase in sales resulted primarily from increased sleepwear productivity.  Sales of our Child of Mine brand to Wal-Mart were comparable to the third quarter of fiscal 2006 due to the timing of shipments and lower fixture productivity and product performance than expected.

Mass channel sales increased $17.2 million, or 10.0%, in the first nine months of fiscal 2007 to $188.5 million.  The increase was driven by increased sales of $10.8 million, or 9.9%, of our Child of Mine brand to Wal-Mart and increased sales of $6.3 million, or 10.1%, of our Just One Year brand to Target.  These increases in sales resulted primarily from increased productivity and new door growth.

CARTER’S RETAIL STORES SALES

Carter’s retail store sales increased $8.9 million, or 9.6%, in the third quarter of fiscal 2007 to $102.4 million.  The increase was driven by incremental sales of $5.4 million generated by new store openings and a comparable store sales increase of $3.8 million, or 4.1%, partially offset by the impact of a store closure of $0.3 million.

During the third quarter of fiscal 2007, unit volume increased 7.3% and average prices decreased 3.0%.  Average prices during the third quarter decreased primarily due to increased promotional pricing on fall playclothes and spring sleepwear products.  We believe increased promotional pricing drove the increase in unit volume.  On a per door basis, inventory at the end of the third quarter of fiscal 2007 was up approximately 3%.

Carter’s retail store sales increased $19.6 million, or 8.4%, in the first nine months of fiscal 2007 to $253.5 million.  The increase was driven by incremental sales of $17.4 million generated by new store openings and a comparable store sales increase of $4.8 million, or 2.1%, partially offset by the impact of store closures of $2.6 million.

During the first nine months of fiscal 2007, unit volume increased 6.3% and average prices decreased 4.0%.  Average prices decreased primarily due to increased promotional pricing on fall playclothes.  We believe increased promotional pricing drove the increase in unit volume.

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

There were a total of 222 Carter’s retail stores as of September 29, 2007.  During the third quarter of fiscal 2007, we opened one store.  During the first nine months of fiscal 2007, we opened three Carter’s retail stores.  In the fourth quarter of fiscal 2007, we plan to open seven and close one Carter’s retail stores.

OSHKOSH RETAIL STORES SALES

OshKosh retail store sales of $62.8 million in the third quarter of fiscal 2007 were comparable to last year and included $3.3 million of sales from new stores, offset by a comparable store decrease of $3.1 million, or 5.0%, and the impact of store closings of $0.2 million.  Average prices decreased 11.1% and unit volume increased 6.8%.  Average prices decreased due to increased promotional activity across all major product categories.  We believe increased promotional activity drove increased unit volume.  On a per door basis, inventory at the end of the third quarter of fiscal 2007 was up approximately 2%.

OshKosh retail store sales increased $1.8 million, or 1.1%, in the first nine months of fiscal 2007 to $157.5 million.  The increase was driven by incremental sales of $10.2 million generated by new store openings, partially offset by a comparable store sales decrease of $7.6 million, or 4.9%, and the impact of store closings of $0.8 million.  Average prices decreased 4.6% and unit volume decreased 0.3%.  Average prices decreased due to increased promotional activity across all major product categories.

There were a total of 162 OshKosh retail stores as of September 29, 2007.  During the third quarter of fiscal 2007, we opened three stores.  During the first nine months of fiscal 2007, we opened five OshKosh retail stores.  In the fourth quarter of fiscal 2007, we plan to open three and close three OshKosh retail stores.

GROSS PROFIT

Our gross profit decreased $1.4 million, or 0.9%, to $145.9 million in the third quarter of fiscal 2007.  Gross profit as a percentage of net sales was 35.5% in the third quarter of fiscal 2007 as compared to 37.6% in the third quarter of fiscal 2006.  Our gross profit decreased $5.0 million, or 1.4%, to $347.7 million in the first nine months of fiscal 2007.  Gross profit as a percentage of net sales was 34.1% in the first nine months of fiscal 2007 as compared to 36.5% in the first nine months of fiscal 2006.

These decreases in gross profit as a percentage of net sales reflect:

(i)
a decrease in gross profit in our consolidated retail segments, primarily OshKosh, due to increased promotional pricing (gross profit dollars in our consolidated retail business decreased in both periods despite an increase in consolidated retail net sales of 5.8% in the third quarter of fiscal 2007 and 5.5% in the first nine months of fiscal 2007);

(ii)	the impact of Carter’s brand wholesale product performance, which led to higher levels of customer accommodations in the third quarter of fiscal 2007; and

(iii)	the impact of OshKosh brand wholesale product performance, which led to higher levels of customer accommodations in the third quarter and first nine months of fiscal 2007.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third quarter of fiscal 2007 increased $0.7 million, or 0.8%, to $94.2 million.  As a percentage of net sales, selling, general, and administrative expenses in the third quarter of fiscal 2007 were 22.9% as compared to 23.9% in the third quarter of fiscal 2006.  Selling, general, and administrative expenses in the first nine months of fiscal 2007 increased $8.2 million, or 3.2%, to $267.1 million.  As a percentage of net sales, selling, general, and administrative expenses in the first nine months of fiscal 2007 were 26.2% as compared to 26.8% in the first nine months of fiscal 2006.

These decreases in selling, general, and administrative expenses as a percentage of net sales reflect:

(i)	controlling growth in spending to a rate lower than the growth in net sales for both the third quarter and first nine months of fiscal 2007; and

(ii)	a reduction in incentive compensation expense of $4.3 million and $7.5 million as compared to the third quarter and first nine months of fiscal 2006, respectively.

Partially offsetting these decreases were:

(i)	increased severance, recruiting, and relocation expenses of $2.5 million and $2.3 million as compared to the third quarter and first nine months of fiscal 2006; and

(ii)	accelerated depreciation charges of $2.1 million in the first nine months of fiscal 2007 related to the closure of our White House, Tennessee distribution facility.

INTANGIBLE ASSET IMPAIRMENT

During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the OshKosh wholesale and retail segments and revised projections for such segments, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the acquisition of OshKosh B’Gosh, Inc. (the “Acquisition”).  This assessment was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.”  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.

CLOSURE COSTS

On February 15, 2007, the Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  During the third quarter of fiscal 2007, we recorded $0.3 million of closure costs.

In the first nine months of fiscal 2007, we recorded costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million in other closure costs.

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico.  In the first nine months of fiscal 2006, in connection with these closures, we recorded costs of $91,000, including $74,000 of severance and $17,000 of other exit costs.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands increased $0.9 million, or 11.1% to $8.6 million (including $1.7 million of international royalty income from our OshKosh brands) in the third quarter of fiscal 2007.  This increase was driven by increased sales of our Carter’s brand and OshKosh brand domestic licensees.

Royalty income from these brands was approximately $22.9 million (including $5.1 million of international royalty income from our OshKosh brands) in the first nine months of fiscal 2007, an increase of 5.9%, or $1.3 million, as compared to the first nine months of fiscal 2006.  This increase was driven primarily by increased sales by our OshKosh brand domestic licensees.

OPERATING INCOME (LOSS)

As a result of the factors described above, operating income decreased $1.5 million, or 2.4%, to $60.0 million in the third quarter of fiscal 2007.  Our operating loss was $56.7 million in the first nine months of fiscal 2007 as compared to operating income of $115.2 million in the first nine months of fiscal 2006.  These decreases in operating results are due to the factors described above, including the charges incurred in the first nine months of fiscal 2007 related to the impairment of OshKosh’s intangible assets and the closure of our White House, Tennessee distribution facility.

INTEREST EXPENSE, NET

Interest expense in the third quarter of fiscal 2007 decreased $0.5 million, or 8.1%, to $6.0 million.  The decrease is attributable to lower average borrowings in the third quarter of fiscal 2007 due to accelerated debt reduction in fiscal 2006 and a lower effective interest rate.  Weighted-average borrowings in the third quarter of fiscal 2007 were $366.1 million at an effective interest rate of 6.8% as compared to weighted-average borrowings in the third quarter of fiscal 2006 of $393.6 million at an effective interest rate of 7.1%.  In the third quarters of fiscal 2007 and 2006, our interest rate swap agreement reduced our interest expense under the term loan by approximately $0.4 million and $0.5 million.

Interest expense in the first nine months of fiscal 2007 decreased $2.9 million, or 14.3%, to $17.5 million.  The decrease is attributable to lower average borrowings in the first nine months of fiscal 2007 due to accelerated debt reduction in fiscal 2006 and a lower effective interest rate.  Weighted-average borrowings in the first nine months of fiscal 2007 were $351.6 million at an effective interest rate of 7.0% as compared to weighted-average borrowings in the first nine months of fiscal 2006 of $408.8 million at an effective interest rate of 7.1%.  In the first nine months of fiscal 2007 and 2006, our interest rate swap agreement reduced our interest expense under the term loan approximately $1.3 million and $0.9 million.

INCOME TAXES

Our effective tax rate was 35.9% for the third quarter of fiscal 2007 as compared to 36.3% in the third quarter of fiscal 2006.  This decrease was the result of the reversal of certain reserves for tax positions due to the closure of the statute of limitations for federal and state purposes.  Our effective tax rate was (33.8%) for the first nine months of fiscal 2007 as compared to 37.0% for the first nine months of fiscal 2006.  This change in our effective rate is a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset, which is not deductible for income tax purposes.

NET INCOME (LOSS)

As a result of the factors above, our third quarter fiscal 2007 net income decreased to approximately $34.6 million as compared to approximately $35.0 million in the third quarter of fiscal 2006.  We recorded a net loss for the first nine months of fiscal 2007 of $99.2 million as compared to net income of $59.8 million in the first nine months of fiscal 2006.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash flow from operations and borrowings under our revolver, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our senior credit facility.

Net accounts receivable at September 29, 2007 were $160.1 million compared to $150.8 million at September 30, 2006 and $110.6 million at December 30, 2006.  The increase as compared to September 30, 2006 reflects higher levels of Carter’s brand revenue in the latter part of the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006.  Due to the seasonal nature of our operations, the net accounts receivable balance at September 29, 2007 is not comparable to the net accounts receivable balance at December 30, 2006.

Net inventories at September 29, 2007 were $246.5 million compared to $199.8 million at September 30, 2006 and $193.6 million at December 30, 2006.  The increase of $46.7 million, or 23.4%, as compared to September 30, 2006 is due primarily to the timing of receipts of playwear product inventory, carrying higher levels of inventory to better support our retail stores, and increased inventory levels of Carter’s baby products to support higher demand.  Due to the seasonal nature of our operations, net inventories at September 29, 2007 are not comparable to net inventories at December 30, 2006.

Net cash used in operating activities for the first nine months of fiscal 2007 was $38.6 million compared to $5.2 million in the first nine months of fiscal 2006.  This change is primarily attributable to increased levels of inventory.

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

During the third quarter and first nine months of fiscal 2007, the Company repurchased and retired 338,100 and 1,985,519 shares, or approximately $7.4 million and $47.4 million, of its common stock at an average price of $21.87 and $23.88 per share, respectively.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Subject to market conditions and availability on the revolver, the Company plans to continue to repurchase shares during the balance of fiscal 2007.

As a result of the closure of our White House, Tennessee distribution facility, we recorded costs in the first nine months of fiscal 2007 of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million of other closure costs.  We expect to incur $0.8 million of additional cash charges in the balance of fiscal 2007 and the first half of fiscal 2008, consisting primarily of other exit costs.  The estimated annual savings resulting from the closure of this facility are approximately $4.0 million.

The estimated value of the White House assets as of September 29, 2007 was $6.1 million.  These assets are classified as assets held for sale on the accompanying unaudited condensed consolidated balance sheet.

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

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787
Payments	(626)	(473)	(610)	--	(1,709)
Balance at March 31, 2007	1,509	246	1,123	200	3,078
Payments	(288)	(154)	(469)	--	(911)
Adjustments to cost in excess of fair value of net assets acquired	(100)	--	--	(200)	(300)
Balance at June 30, 2007	1,121	92	654	--	1,867
Payments	(391)	(43)	--	--	(434)
Balance at September 29, 2007	$730	$49	$654	$--	$1,433

We invested approximately $13.2 million in capital expenditures during the first nine months of fiscal 2007 compared to approximately $15.9 million during the first nine months of fiscal 2006.  We plan to invest an additional $14 million to $17 million in capital expenditures during the remainder of fiscal 2007.  Major investments include retail store openings and remodelings, investments in information technology, and fixturing programs for wholesale customers.

Weighted-average borrowings for the nine-month period ended September 29, 2007 were $351.6 million at an effective interest rate of 7.0% as compared to weighted-average borrowings of $408.8 million at an effective interest rate of 7.1% for the nine-month period ended September 30, 2006.

At September 29, 2007, we had approximately $342.4 million in term loan borrowings and $21.6 million in borrowings outstanding under our revolver, exclusive of approximately $12.3 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

        Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The swap agreement matures on July 30, 2010.  As of September 29, 2007, approximately $152.5 million of our outstanding term loan debt was hedged under this agreement.

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

EFFECTS OF INFLATION AND DEFLATION

We are affected by inflation and changing prices primarily through purchasing product from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates.  The effects of inflation on our net sales and operations have not been material.  In recent years, there has been deflationary pressure on selling prices.  While we have been successful in offsetting such deflationary pressures through product improvements and lower costs with the expansion of our global sourcing network, if deflationary price trends outpace our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.8 million and $1.4 million in the third quarter and the first nine months of fiscal 2007 and $0.9 million and $2.6 million in the third quarter and first nine months of fiscal 2006 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of September 29, 2007, we had approximately $444.8 million in Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename is currently estimated to be approximately $88.0 million, also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% and 12% for Carter’s and OshKosh, respectively.  The tradenames were determined to have indefinite lives.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

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

Volatility– This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  The Company uses actual monthly historical changes in the market value of our stock since the Company’s initial public offering on October 29, 2003, supplemented by peer company data for periods prior to our initial public offering covering the expected life of stock options being valued.  An increase in the expected volatility will increase compensation expense.

Risk-free interest rate– This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option.  An increase in the risk-free interest rate will increase compensation expense.

Expected term– This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  An increase in the expected term will increase compensation expense.

Dividend yield– The Company does not have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Forfeitures– The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock–based compensation and consequently, the related amount recognized in the accompanying unaudited condensed consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  We are evaluating the impact that SFAS 157 will have on our consolidated financial statements based on evolving interpretive guidance.

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

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we source products from approximately 100 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of September 29, 2007, our outstanding debt aggregated $364.0 million, of which $111.5 million bore interest at a variable rate.  An increase of 1% in the applicable rate would increase our annual interest cost by $1.1 million, exclusive of variable rate debt subject to our swap and collar agreements, and could have an adverse effect on our net income (loss) and cash flow.

OTHER RISKS

We enter into various purchase order commitments with full-package suppliers.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.  As we rely exclusively on our full-package global sourcing network, we could incur more of these termination charges, which could increase our cost of goods sold and have a material impact on our business.

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

In the third quarter and first nine months of fiscal 2007, we derived approximately 52.2% and 53.0% of our consolidated net sales from our top eight customers, including mass channel customers.  Wal-Mart accounted for approximately 13% and 15%, and Kohl’s accounted for approximately 13% and 10% of our consolidated net sales for the third quarter and first nine months of fiscal 2007, respectively.  We expect that these customers will continue to represent a significant portion of our sales in the future.  However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating income (loss).

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

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease.  To the extent these deflationary pressures are offset by reductions in manufacturing costs, there is a modest affect on the gross margin percentage.  However, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating income (loss).

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

Our leverage could adversely affect our financial condition.

On September 29, 2007, we had total debt of approximately $364.0 million, including $21.6 million of borrowings under our revolver.

Our indebtedness could have negative consequences.  For example, it could:

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

In connection with the 2001 acquisition of the Company by investment funds affiliated with Berkshire Partners LLC, we recorded cost in excess of fair value of net assets acquired of $136.6 million and a Carter’s brand tradename asset of $220.2 million.  Additionally, in connection with the Acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $142.9 million and a tradename asset of $102.0 million.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.  During the second quarter of fiscal 2007, the Company performed an interim impairment review of the OshKosh intangible assets due to continued negative trends in sales and profitability of the Company’s OshKosh wholesale and retail segments and the re-forecasted projections for such segments for the balance of fiscal 2007.  As a result of this review, the Company wrote off our OshKosh cost in excess of fair value net assets acquired asset of $142.9 million and wrote down the OshKosh tradename by $12.0 million.  During the third quarter of fiscal 2007, the OshKosh tradename asset was reduced by $2.0 million to reflect the settlement of pre-Acquisition tax obligations as described in Note 4 “Income Taxes” to the Company’s unaudited condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

The following table provides information about purchases by the Company during the three-month period ended September 29, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

July 1, 2007 through July 28, 2007	--		$--	--	$59,988,041

July 29, 2007 through August 25, 2007	338,100	(2)	$21.87	338,100	$52,594,393

August 26, 2007 through September 29, 2007	--		$--	--	$52,594,393

Total	338,100		$21.87	338,100	$52,594,393

(1)
On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $52,594,393 as of September 29, 2007.

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

CARTER’S, INC.

Date: October 29, 2007	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: October 29, 2007	/s/ MICHAEL D. CASEY
Michael D. Casey
Executive Vice President and
Chief Financial Officer