Form 10-K
CARTERS INC
filed 2008-02-27
CIK 1060822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 29, 2007 (the last business day of our most recently completed second quarter) was $1,460,972,006.

There were 57,671,315 shares of Carter’s, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Stockholders of Carter’s, Inc., to be held on May 9, 2008, will be incorporated by reference in Part III of this Form 10-K.  Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 29, 2007.

CARTER’S, INC.

PART I

Our market share data is based on information provided by the NPD Group, Inc.  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K mean our share expressed as a percentage of total retail sales of a market.  NPD has restated historical data, therefore, the market data reported prior to 2006 is not directly comparable to the data reported in this Annual Report on Form 10-K.  The baby and young children’s market includes apparel products from sizes newborn to seven.

Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.

ITEM 1. BUSINESS

We are the largest branded marketer in the United States of apparel exclusively for babies and young children.  We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh.  We have extensive experience in the young children’s apparel market and focus on delivering products that satisfy our consumers’ needs.  We market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We have developed a business model that we believe has multiple platforms for growth and is focused on high volume and productivity.  We believe each of our brands has its own unique positioning in the marketplace and strong growth potential.  Our brands compete in the $24 billion children’s apparel market, for children sizes newborn to seven, with our Carter’s brand achieving the #1 branded position with a 7.4% market share.  Our OshKosh brand has a 2.7% market share.  We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories.  Our distribution strategy enables us to reach a broad range of consumers through channel, price point, and region.  We sell our products to national department stores, chain and specialty stores, discount retailers, and, as of December 29, 2007, through 228 Carter’s and 163 OshKosh outlet and brand retail stores.

In fiscal 2005, we acquired OshKosh B’Gosh, Inc.  Established in 1895, OshKosh is recognized and trusted by consumers for its line of high-quality apparel for children sizes newborn to 16.  In fiscal 2007, sales from OshKosh totaled $320.3 million, or 22.7%, of our consolidated net sales.  Including OshKosh, over the past five fiscal years, we have increased consolidated net sales at a compound annual growth rate of 19.5%.

Our pre-tax results have ranged from income of $38.9 million in fiscal 2003 to a loss of $29.1 million in fiscal 2007.  Our pre-tax results were decreased in fiscal 2003 by debt extinguishment charges of $9.5 million and a management fee termination charge of $2.6 million, both resulting from the Company’s initial public offering in October 2003, and closure costs of $1.0 million related to the closure of two offshore sewing facilities.  In fiscal 2007, our pre-tax results were decreased by OshKosh-related intangible asset impairment charges of $154.9 million and distribution facility closure costs of $7.4 million related to further integrating OshKosh.

The Company’s principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER’S BRANDS

Under our Carter’s brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven.  Our Carter’s brand is sold in department stores, national chains, specialty stores, off-price sales channels, and through our Carter’s retail stores.  Additionally, we sell our Just One Year and Child of Mine brands through the mass channel at Target and Wal-Mart, respectively.  In fiscal 2007, we sold over 205 million selling units of Carter’s, Just One Year, and Child of Mine products to our wholesale customers, mass channel customers, and through our Carter’s retail stores, an increase of approximately 8% from fiscal 2006.  Under our Carter’s, Just One Year, and Child of Mine brands, sales growth has been driven by our focus on essential, high-volume, core apparel products for babies and young children.  Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets.  Our top ten baby and sleepwear core products accounted for 78% of our baby and sleepwear net sales in fiscal 2007, including the mass channel.  We believe these core products are consumer staples and are insulated from changes in fashion trends.  Whether they are shopping for their own children or purchasing gifts, consumers provide consistent demand for our products as they purchase the first garments and related accessories for the more than four million babies born each year and replace clothing their children outgrow.

We have four cross-functional product teams focused on the development of our baby, sleepwear, playclothes, and mass channel products.  These teams are skilled in identifying and developing high-volume, core products.  Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics.  These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems.  We also license our brand names to other companies to create a complete collection of lifestyle products, including bedding, hosiery, underwear, shoes, room décor, furniture, and toys.  The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to core product design reduces fashion risk and supports efficient operations.  We conduct product testing in our own stores, and we analyze quantitative measurements such as pre-season bookings, weekly over-the-counter selling results, and daily re-order rates in order to assess productivity.

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

CARTER’S PRODUCTS

Baby

Carter’s brand baby products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties.  In fiscal 2007, we generated $342.7 million in net sales of these products, excluding the mass channel, representing 24.3% of our consolidated net sales.

Our Carter’s brand is the leading brand in the baby category.  In fiscal 2007, in the department store, national chain, outlet, specialty store, and off-price sales channels, our aggregate market share under the Carter’s brand was approximately 21.6% for baby, which represents greater than three times the market share of the next largest brand.  We sell a complete range of baby products for newborns, primarily made of cotton.  We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers.  We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers.  Our Carter's Starters product line, the largest component of our baby business, provides mothers with essential core products and accessories, including value-focused multi-packs.  Our Carter's Classics product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in sizes three months to size seven.  In fiscal 2007, we generated $297.3 million in net sales of these products, excluding the mass channel, or 21.1%, of our consolidated net sales.

We have focused on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications.  Our 2007 Carter’s brand playclothes market share was 7.3% in the $9.8 billion department store, national chain, outlet, specialty store, and off-price sales channels.

Sleepwear

Carter’s brand sleepwear products include pajamas, cotton long underwear, and blanket sleepers in sizes 12 months to size seven.  In fiscal 2007, we generated $152.3 million in net sales of these products, excluding the mass channel, or 10.8%, of our consolidated net sales.

Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States.  In fiscal 2007, in these channels, our Carter’s brand market share was approximately 22.9%.  As in our baby product line, we differentiate our sleepwear products by offering high-volume, core products with creative artwork and soft fabrications.

Mass Channel Products

Our mass channel product team focuses on baby, sleepwear, and playclothes and develops differentiated products specifically for the mass channel, including different fabrications, artwork, and packaging.  Our 2007 market share was 5.9% in the $9.5 billion mass channel children’s apparel market.  Our Child of Mine product line, which is sold in substantially all Wal-Mart stores nationwide, includes layette, sleepwear, and playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts.  We also sell our Just One Year brand to Target, which includes baby, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts.  In fiscal 2007, we generated $243.3 million in net sales of our Child of Mine and Just One Year products, or 17.2%, of our consolidated net sales.

Other Products

Our other product offerings include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room décor, and hair accessories.  In fiscal 2007, we generated $56.3 million in net sales of these other products in our Carter’s retail stores, or 4.0%, of our consolidated net sales.

Royalty Income

We currently extend our Carter’s, Child of Mine, and Just One Year product offerings by licensing our brands to 13 domestic marketers in the United States.  These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and designs.  Licensed products provide our customers and consumers with a range of products that complement and expand upon our core baby and young children’s apparel offerings.  Our license agreements require strict adherence to our quality and compliance standards and to a multi-step product approval process.  We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our vision of high-quality, core products at attractive values to the consumer.  In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated floor space for licensed product categories.  In fiscal 2007, our Carter’s brand and mass channel licensees generated wholesale and mass channel net sales of $174.4 million on which we earned $15.3 million in royalty income.

CARTER’S DISTRIBUTION CHANNELS

As described above, we sell our Carter’s brand products to leading retailers throughout the United States in the wholesale and mass channels and through our own Carter’s retail outlet and brand stores.  In fiscal 2007, sales of our Carter’s brand products through the wholesale channel, including off-price sales, accounted for 34.2% of our consolidated net sales, sales through our retail stores accounted for 25.9% of our consolidated net sales, and sales through the mass channel accounted for 17.2% of our consolidated net sales.

Business segment financial information for our Carter’s brand wholesale, Carter’s brand retail, and Carter’s brand mass channel segments is contained in ITEM 8 “Financial Statements and Supplementary Data,” Note 13 -- “Segment Information” to the accompanying audited consolidated financial statements.

Our Carter’s brand wholesale customers include major retailers, such as Kohl’s, Toys “R” Us, Costco, JCPenney, Macy’s, and Sam’s Club.  Our mass channel customers are Wal-Mart and Target.  Our sales professionals work with their department or specialty store accounts to establish annual plans for our baby products, which we refer to as core basics.  Once we establish an annual plan with an account, we place the majority of our accounts on our automatic reorder plan for core basics.  This allows us to plan our sourcing requirements and benefits both us and our wholesale and mass channel customers by maximizing our customers’ in-stock positions, thereby improving sales and profitability.  We intend to drive continued growth with our wholesale and mass channel customers through our focus on managing our key accounts' business through product mix, fixturing, brand presentation, and advertising.  We believe that we maintain strong account relationships and drive brand growth through frequent meetings with the senior management of our major wholesale and mass channel customers.

As of December 29, 2007, we operated 228 Carter’s retail stores, of which 163 were outlet stores and 65 were brand stores.  These stores carry a complete assortment of first-quality baby and young children’s apparel, accessories, and gift items.  Our stores average approximately 4,700 square feet per location and are distinguished by an easy, consumer-friendly shopping environment.  We believe our brand strength and our assortment of core products has made our stores a destination location within many outlet and strip centers.  Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.  Our brand stores are generally located in high-traffic, strip centers located in or near major cities.

We have established a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density.  We believe that we are located in many of the premier outlet centers in the United States and we continue to add new strip center locations to our real estate portfolio.

OSHKOSH BRANDS

Under our OshKosh brand, we design, source, and market a broad array of young children’s apparel, primarily for children in sizes newborn to 16.  Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, and through off-price sales channels.  In fiscal 2007, we sold over 42 million selling units of OshKosh products to our retail stores and through our wholesale customers.  We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand.  Given its long history of durability, quality, and style, we believe our OshKosh brand continues to be a market leader in the children’s branded apparel industry and represents a significant long-term growth opportunity for us, especially in the $9.8 billion young children’s playclothes market, excluding the mass channel.  While we have made significant progress integrating the OshKosh business, our plans to grow the OshKosh brand in the wholesale and retail store channels have not met our expectations to date.  We continue to focus on our core product development and marketing disciplines, leveraging our relationships with major wholesale accounts, leveraging our infrastructure and supply chain, and improving the productivity of our OshKosh retail stores.

OSHKOSH BRAND POSITIONING

We believe our OshKosh brand stands for high-quality, authentic, active products for children sizes newborn to 16.  Our core OshKosh brand products include denim, overalls, fleece tops and bottoms, and other playclothes for children.  Our OshKosh brand is generally positioned towards an older age segment (ages two to seven) and at higher average prices than our Carter’s brand.  We believe our OshKosh brand has significant brand name recognition, which consumers associate with rugged, durable, and active playclothes for young children.

OSHKOSH PRODUCTS

Playclothes

Our OshKosh brand is best known for its playclothes products.  In fiscal 2007, we generated $229.3 million in net sales of OshKosh brand playclothes products, which accounted for approximately 16.2% of our consolidated net sales.  OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven tops and bottoms, and apparel products for everyday use in sizes newborn to 16.  We plan to grow this business by continuing to reduce product complexity, leveraging our strong customer relationships and global supply chain expertise, and improving product value.

We believe our OshKosh brand represents a significant opportunity for us to increase our share in the $16.7 billion young children’s playclothes market, which includes the mass channel.  The market for baby and young children’s playclothes in fiscal 2007 was more than five times the size of the baby and sleepwear markets combined.  The $16.7 billion playclothes market for babies and young children is highly fragmented.

Our OshKosh brand’s playclothes market share in the department store, national chain, outlet, specialty store, and off-price sales channels in fiscal 2007, exclusive of the mass channel, was approximately 4.8% in the $9.8 billion market in these channels.  We are continuing to develop a base of high-volume, core playclothes products for our OshKosh brand.

Baby

In fiscal 2007, we generated approximately $47.7 million in net sales from our OshKosh brand baby products in our OshKosh retail stores, which accounted for approximately 3.4% of our consolidated net sales.

Other Products

The remainder of our OshKosh brand product offering includes outerwear, shoes, hosiery, and accessories.  In fiscal 2007, we generated $43.3 million in net sales of these other products in our OshKosh retail stores, which accounted for 3.1% of our consolidated net sales.

Royalty Income

We partner with a number of domestic and international licensees to extend the reach of our OshKosh brand.  We currently have nine domestic licensees, as well as 24 international licensees selling apparel and accessories products in approximately 16 countries.  Our largest licensing agreement is with Target.  All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement.  Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, bedding, and accessories.  In fiscal 2007, our licensees generated wholesale and mass channel net sales of approximately $288.5 million on which we earned approximately $15.4 million in royalty income.

OSHKOSH DISTRIBUTION CHANNELS

In fiscal 2007, sales of our OshKosh brand products through our OshKosh retail stores accounted for 16.6% of our consolidated net sales and sales through the wholesale channel, including off-price sales, accounted for 6.1% of our consolidated net sales.

Business segment financial information for our OshKosh brand wholesale and OshKosh brand retail segments is contained in ITEM 8 “Financial Statements and Supplementary Data,” Note 13 -- “Segment Information” to the accompanying audited consolidated financial statements.

As of December 29, 2007, we operated 163 OshKosh retail stores, of which 154 were outlet stores and nine were brand stores.  These stores carry a wide assortment of young children’s apparel, accessories, and gift items and average approximately 4,800 square feet per location.

Our OshKosh brand wholesale customers include major retailers, such as Kohl’s, Costco, JCPenney, Bon Ton, and Babies “R” Us.  We continue to work with our department and specialty store accounts to establish seasonal plans for playclothes products.  The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

GLOBAL SOURCING NETWORK

   We have significant experience in sourcing products from the Far East, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to the Far East.  We also have relationships with both leading and certain specialized sourcing agents in the Far East.

Our sourcing network consists of approximately 130 vendors located in approximately 15 countries.  We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

DEMOGRAPHIC TRENDS

In the United States, there were approximately 4.3 million births reported in 2006, and demographers project an increase in births over the next 20 years.  Favorable demographic trends support continued strength in the market for baby and young children's products.  Highlights of these trends include:

•	the young children’s apparel market grew over two times faster than the adult apparel market in 2006;
•	parents are having children later in life and are earning higher incomes when their children are born;
•	40% of all births are first children, which we believe leads to higher initial spending; and
•	grandparents are a large and growing market and are spending more money on their grandchildren than previous generations.

COMPETITION

The baby and young children's apparel market is highly competitive.  Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in the wholesale and mass channels include Disney, Gerber, and private label product offerings.  Our primary competitors in the retail store channel include Old Navy, The Gap, The Children’s Place, Gymboree, and Disney.  Most retailers, including our customers, have significant private label product offerings that compete with us.  Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers.  We believe that the strength of our Carter’s and OshKosh brand names combined with our breadth of product offerings and operational expertise position us well against these competitors.

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

TRADEMARKS, COPYRIGHTS, AND LICENSES

We own many copyrights and trademarks, including Carter’s®, Carter’s® Classics, Celebrating Childhood™, Celebrating Imagination®, Child of Mine®, Just One Year®, OshKosh, OshKosh B’Gosh®, At Play Since 1895™, OshKosh Est. 1895®, and Genuine Kids®, many of which are registered in the United States and in more than 120 foreign countries.

We license various Company trademarks, including Carter’s, Just One Year, Child of Mine, OshKosh, OshKosh B’Gosh, OshKosh Est. 1895, and Genuine Kids to third parties to produce and distribute children’s apparel and related products such as hosiery, outerwear, swimwear, underwear, shoes, boots, slippers, diaper bags, furniture, room décor, bedding, giftwrap, baby books, party goods, plush toys, rattles, and dolls.

AVAILABLE INFORMATION

Our Internet address is www.carters.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.  There we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, director and officer reports on Forms 3, 4, and 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Our SEC reports can be accessed through the investor relations section of our website.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.  We also make available on our website, the Carter’s Code of Business Ethics and Professional Conduct, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors.  Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

EMPLOYEES

As of December 29, 2007, we had 7,630 employees, 2,750 of whom were employed on a full-time basis and 4,880 of whom were employed on a part-time basis.  None of our employees is unionized.  We have had no labor-related work stoppages and believe that our labor relations are good.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors as well as the other information contained in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business.  The risks and uncertainties described below are not the only we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations.  If any of the following risks actually occur, our operating results may be affected.

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues.

In fiscal 2007, we derived approximately 44.1% of our consolidated net sales from our top eight customers, including mass channel customers.  Wal-Mart and Kohl’s each accounted for approximately 10% of our consolidated net sales in fiscal 2007.  We expect that these customers will continue to represent a significant portion of our sales in the future.  However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease.  To the extent these deflationary pressures are offset by reductions in manufacturing costs, there could be an affect on the gross margin percentage.  However, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating results.

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

We source substantially all of our products through a network of vendors primarily in the Far East, coordinated by our Far East agents.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•	political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports including the China safeguards;

•	the occurrence of a natural disaster, unusual weather conditions, or an epidemic, the spread of which may impact our ability to obtain products on a timely basis;

•	changes in United States customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

•
disruption in the global transportation network such as a port strike, world trade restrictions, or war.  The risk of labor-related disruption in the ports on the West Coast of the United States in 2008 is considered to be reasonably likely;

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

The Company’s retail stores are located in leased retail locations across the country.  Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable.  If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited.  Further, if existing outlet and strip centers do not maintain a sufficient customer base that provides a reasonable sales volume, there could be a material adverse impact on the Company’s sales, gross margin, and results of operations.

Our leverage could adversely affect our financial condition.

On December 29, 2007, we had total debt of approximately $341.5 million.

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

In connection with the 2001 acquisition of the Company, we recorded cost in excess of fair value of net assets acquired of $136.6 million and a Carter’s brand tradename asset of $220.2 million.  Additionally, in connection with the acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $142.9 million and an OshKosh brand tradename asset of $102.0 million.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.  During the second quarter of fiscal 2007, the Company performed an interim impairment review of the OshKosh intangible assets due to continued negative trends in sales and profitability of the Company’s OshKosh wholesale and retail segments.  As a result of this review, the Company wrote off our OshKosh cost in excess of fair value of net assets acquired asset of $142.9 million and wrote down the OshKosh tradename by $12.0 million.

Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of the remaining asset value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Approximate floor space in square feet	Principal use	Lease expiration date	Renewal options
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2010	13 years
Hogansville, Georgia	258,000	Distribution/warehousing	Owned	--
Barnesville, Georgia	149,000	Distribution/warehousing	Owned	--
White House, Tennessee	284,000	Distribution/warehousing *	Owned	--
Chino, California	118,000	Distribution/warehousing	March 2011	2 years
Griffin, Georgia	219,000	Finance/information technology/benefits administration/rework	Owned	--
Griffin, Georgia	12,500	Carter’s customer service	Owned	--
Griffin, Georgia	11,000	Information technology	December 2008	--
Atlanta, Georgia	102,000	Executive offices/Carter’s design and merchandising	June 2015	5 years
Oshkosh, Wisconsin	99,000	OshKosh’s operating offices	Owned	--
Shelton, Connecticut	42,000	Finance and retail store administration	December 2008	--
Shelton, Connecticut	51,000	New finance and retail store administration office	October 2018	10 years
New York, New York	16,000	Carter’s and OshKosh sales offices/showroom	January 2015	--
New York, New York	21,000	OshKosh’s design center	August 2008	--

* As of December 29, 2007, this property is classified as an asset held for sale on the accompanying audited consolidated balance sheet.

As of December 29, 2007, we operate 391 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet.  Generally, leases have an average term of approximately five years with additional five-year renewal options.

Aggregate lease commitments as of December 29, 2007 for the above leased properties are as follows:  fiscal 2008—$46.3 million; fiscal 2009—$41.3 million; fiscal 2010—$35.1 million; fiscal 2011—$26.3 million; fiscal 2012—$17.9 million, and $41.7 million for the balance of these commitments beyond fiscal 2012.

ITEM 3. LEGAL PROCEEDINGS

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI.  The last reported sale price per share of our common stock on February 19, 2008 was $20.99.  On that date there were approximately 43,573 holders of record of our common stock.

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

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange (all periods prior to June 6, 2006 have been adjusted for the stock split):

2007	High	Low
First quarter	$26.90	$20.53
Second quarter	$29.00	$24.62
Third quarter	$26.93	$18.92
Fourth quarter	$23.13	$18.35

2006	High	Low
First quarter	$35.24	$29.27
Second quarter	$34.93	$24.10
Third quarter	$27.76	$21.08
Fourth quarter	$30.18	$25.36

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases by the Company during the fourth quarter of fiscal 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

September 30, 2007 through October 27, 2007	--		$--	--	$52,594,393
October 28, 2007 through November 24, 2007	438,900	(2)	$20.67	438,900	$43,523,891
November 25, 2007 through December 29, 2007	48,800	(2)	$20.31	48,800	$42,532,888

Total	487,700		$20.63	487,700	$42,532,888

(1)
On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $42,532,888 as of December 29, 2007.

(2)	Represents repurchased shares which were retired.

DIVIDENDS

Provisions in our senior credit facility currently restrict the ability of our operating subsidiary, The William Carter Company (“TWCC”), from paying cash dividends to our parent company, Carter’s, Inc., in excess of $15.0 million, which materially restricts Carter’s, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended December 29, 2007 (fiscal 2007).

On October 29, 2003, we completed an initial public offering of our common stock including the sale of 10,781,250 shares by us and 3,593,750 shares by the selling stockholders (adjusted for the June 6, 2006 stock split).  Net proceeds to us from the offering totaled $93.9 million.  On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding 10.875% Senior Subordinated Notes (the “Notes”) and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million.  We used approximately $2.6 million of the net proceeds to terminate a management agreement with Berkshire Partners LLC and used approximately $11.3 million to prepay amounts outstanding under the Company’s former senior credit facility.  The remaining proceeds were used for working capital and other general corporate purposes.

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

The selected financial data for the five fiscal years ended December 29, 2007 were derived from our audited consolidated financial statements.  Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2007 ended on December 29, 2007, fiscal 2006 ended on December 30, 2006, fiscal 2005 ended on December 31, 2005, fiscal 2004 ended on January 1, 2005, and fiscal 2003 ended on January 3, 2004.  Fiscal 2007, fiscal 2006, fiscal 2005, and fiscal 2004 each contained 52 weeks of financial results.  Fiscal 2003 contained 53 weeks of financial results.

The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and ITEM 8 "Financial Statements and Supplementary Data."

	Fiscal Years

(dollars in thousands, except per share data)	2007	2006	2005	2004	2003
OPERATING DATA:
Wholesale sales	$568,905	$560,987	$486,750	$385,810	$356,888
Retail sales	600,072	562,153	456,581	291,362	263,206
Mass channel sales	243,269	220,327	178,027	145,949	83,732
Total net sales	1,412,246	1,343,467	1,121,358	823,121	703,826
Cost of goods sold	928,996	854,970	725,086	525,082	448,540
Gross profit	483,250	488,497	396,272	298,039	255,286
Selling, general, and administrative expenses	359,826	352,459	288,624	208,756	188,028
Intangible asset impairment (a)	154,886	--	--	--	--
Closure costs (b)	5,285	91	6,828	620	1,041
Management fee termination (c)	--	--	--	--	2,602
Royalty income	(30,738)	(29,164)	(20,426)	(12,362)	(11,025)
Operating (loss) income	(6,009)	165,111	121,246	101,025	74,640
Interest income	(1,386)	(1,914)	(1,322)	(335)	(387)
Loss on extinguishment of debt (d)	--	--	20,137	--	9,455
Interest expense	24,465	28,837	24,564	18,852	26,646
(Loss) income before income taxes	(29,088)	138,188	77,867	82,508	38,926
Provision for income taxes	41,530	50,968	30,665	32,850	15,648
Net (loss) income	$(70,618)	$87,220	$47,202	$49,658	$23,278
PER COMMON SHARE DATA:
Basic net (loss) income	$(1.22)	$1.50	$0.82	$0.88	$0.49
Diluted net (loss) income	$(1.22)	$1.42	$0.78	$0.83	$0.46
Dividends	--	--	--	--	$0.55
Basic weighted-average shares	57,871,235	57,996,241	57,280,504	56,251,168	47,222,744
Diluted weighted-average shares	57,871,235	61,247,122	60,753,384	59,855,914	50,374,984
BALANCE SHEET DATA (end of period):
Working capital (e)	$326,891	$265,904	$242,442	$185,968	$150,632
Total assets	974,668	1,123,191	1,116,727	672,965	646,102
Total debt, including current maturities	341,529	345,032	430,032	184,502	212,713
Stockholders’ equity	382,129	495,491	386,644	327,933	272,536
CASH FLOW DATA:
Net cash provided by operating activities	$51,987	$88,224	$137,267	$42,676	$40,506
Net cash used in investing activities	(21,819)	(30,500)	(308,403)	(18,577)	(16,472)
Net cash (used in) provided by financing activities	(49,701)	(73,455)	222,147	(26,895)	(23,535)
OTHER DATA:
Gross margin	34.2%	36.4%	35.3%	36.2%	36.3%
Depreciation and amortization	$29,919	$26,489	$21,912	$19,536	$22,216
Capital expenditures	21,876	30,848	22,588	20,481	17,347

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(a) Intangible asset impairment charges of $154.9 million in fiscal 2007 reflect the impairment of the OshKosh cost in excess of fair value of net assets acquired asset (OshKosh wholesale segment of $36.0 million and OshKosh retail segment of $106.9 million) and the impairment of the value ascribed to the OshKosh tradename of $12.0 million.

(b) The $1.0 million in closure costs in fiscal 2003 relate to the closure of our two sewing facilities located in Costa Rica.  The $0.6 million in closure costs in fiscal 2004 relate to costs associated with the closure of our Costa Rican facilities and our distribution facility in Leola, Pennsylvania.  The $6.8 million and $0.1 million in closure costs in fiscal 2005 and fiscal 2006 relate to the closure of our Mexican sewing facilities.  The $5.3 million in closure costs in fiscal 2007 relate to the closure of our White House, Tennessee distribution facility.

(c) The $2.6 million in fiscal 2003 reflects the payment to terminate the Berkshire Partners LLC management agreement upon completion of our initial public offering of our common stock on October 29, 2003.

(d) Debt extinguishment charges in fiscal 2003 reflect the write-off of $2.4 million of debt issuance costs resulting from the redemption of $61.3 million of our Notes and the prepayment of $11.3 million on our former senior credit facility, a debt redemption premium of approximately $6.7 million, and a $0.4 million write-off of the related Note discount.  Debt extinguishment charges in fiscal 2005 reflect the payment of a $14.0 million redemption premium on our Notes, the write-off of $4.5 million in unamortized debt issuance costs related to the former senior credit facility and Notes, and $0.5 million of the related Note discount.  Additionally, we expensed approximately $1.1 million of debt issuance costs associated with our Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”).

(e) Represents total current assets less total current liabilities.

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

OVERVIEW

For more than 140 years, Carter’s has become one of the most highly recognized and most trusted brand names in the children’s apparel industry and with the Acquisition of OshKosh on July 14, 2005, we now own the highly recognized and trusted OshKosh brand.  Results of operations for fiscal 2007 and 2006 include the operations of OshKosh for the entire period.  Results of operations for fiscal 2005 include the operations of OshKosh for the period from July 14, 2005 through December 31, 2005.

We sell our products under our Carter’s and OshKosh brands in the wholesale channel, which includes nearly 450 department store, national chain, and specialty store accounts.  Additionally, as of December 29, 2007, we operated 228 Carter’s and 163 OshKosh retail stores located primarily in outlet and strip centers throughout the United States and sold our products in the mass channel under our Child of Mine brand to approximately 3,500 Wal-Mart stores nationwide and under our Just One Year brand to approximately 1,600 Target stores.  We also extend our brand reach by licensing our Carter’s, Child of Mine, Just One Year, OshKosh, and related brand names through domestic licensing arrangements, including licensing of our Genuine Kids from OshKosh brand to Target stores nationwide.  Our OshKosh B’Gosh brand name is also licensed through international licensing arrangements.  During fiscal 2007, we earned approximately $30.7 million in royalty income from these arrangements, including $15.4 million from our OshKosh and Genuine Kids from OshKosh brands.

While we have made significant progress integrating the OshKosh business, our plans to grow the OshKosh brand in the wholesale and retail store channels have not met our expectations to date.  We continue to focus on our core product development and marketing disciplines, leveraging our relationships with major wholesale accounts, leveraging our infrastructure and supply chain, and improving the productivity of our OshKosh retail stores.

Since the Acquisition, we have reduced the number of OshKosh sub-brands and have simplified the number of product offerings under our OshKosh brand.  This has allowed us to reduce product complexity, focus our efforts on essential, core products, and streamline operations.

In connection with the Acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $142.9 million and an OshKosh brand tradename asset of $102.0 million.  During the second quarter of fiscal 2007, as a result of the continued negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  Based on this assessment, charges of approximately $36.0 million for the OshKosh wholesale segment and $106.9 million for the OshKosh retail segment were recorded for the impairment of the cost in excess of fair value of net assets acquired asset.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.  The carrying value of the OshKosh tradename asset is subject to annual impairment reviews as of the last day of each fiscal year or more frequently if deemed necessary due to any significant events or changes in circumstances.  Estimated future cash flows used in such impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of such assets.

We have also acquired certain definite-lived intangible assets in connection with the Acquisition of OshKosh comprised of licensing agreements and leasehold interests which resulted in annual amortization expense of $4.7 million in fiscal 2006 and $4.5 million in fiscal 2007.  Amortization expense related to these intangible assets will be $4.1 million in fiscal 2008, $3.7 million in fiscal 2009, and $1.8 million in fiscal 2010.

During fiscal 2007, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.  During fiscal 2007, the Company repurchased and retired 2,473,219 shares, or approximately $57.5 million, of its common stock at an average price of $23.24 per share.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2007 ended on December 29, 2007, fiscal 2006 ended on December 30, 2006, and fiscal 2005 ended on December 31, 2005.  Each of these periods contained 52 weeks of financial results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:
	Fiscal Years
	2007	2006	2005

Wholesale sales:
Carter’s	34.2%	34.6%	38.1%
OshKosh	6.1	7.2	5.3
Total wholesale sales	40.3	41.8	43.4

Retail store sales:
Carter’s	25.9	24.8	28.2
OshKosh	16.6	17.0	12.5
Total retail store sales	42.5	41.8	40.7

Mass channel sales	17.2	16.4	15.9

Consolidated net sales	100.0	100.0	100.0
Cost of goods sold	65.8	63.6	64.7
Gross profit	34.2	36.4	35.3
Selling, general, and administrative expenses	25.5	26.2	25.7
Intangible asset impairment	11.0	--	--
Closure costs	0.3	--	0.6
Royalty income	(2.2)	(2.1)	(1.8)

Operating (loss) income	(0.4)	12.3	10.8
Loss on extinguishment of debt	--	--	1.8
Interest expense, net	1.7	2.0	2.1

(Loss) income before income taxes	(2.1)	10.3	6.9
Provision for income taxes	2.9	3.8	2.7

Net (loss) income	(5.0)%	6.5%	4.2%
Number of retail stores at end of period:
Carter’s	228	219	193
OshKosh	163	157	142
Total	391	376	335

FISCAL YEAR ENDED DECEMBER 29, 2007 COMPARED WITH FISCAL YEAR ENDED DECEMBER 30, 2006

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2007 were $1.4 billion, an increase of $68.8 million, or 5.1%, compared to $1.3 billion in fiscal 2006.  This increase reflects growth in all three of our Carter’s brand distribution channels and our OshKosh brand retail store segment.

	For the fiscal years ended
(dollars in thousands)	December 29, 2007	% of Total	December 30, 2006	% of Total

Net sales:
Wholesale-Carter’s	$482,350	34.2%	$464,636	34.6%
Wholesale-OshKosh	86,555	6.1%	96,351	7.2%
Retail-Carter’s	366,296	25.9%	333,050	24.8%
Retail-OshKosh	233,776	16.6%	229,103	17.0%
Mass Channel-Carter’s	243,269	17.2%	220,327	16.4%
Total net sales	$1,412,246	100.0%	$1,343,467	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $17.7 million, or 3.8%, in fiscal 2007, to $482.4 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in units shipped.  Average price per unit, was comparable to fiscal 2006.

The growth in units shipped was driven primarily by our baby and playwear product categories, which accounted for approximately 47% and 33% of total Carter’s brand wholesale sales, respectively, partially offset by a decrease in sleepwear units shipped.  The growth in baby and playwear units shipped was driven by increased demand.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $9.8 million, or 10.2%, in fiscal 2007 to $86.6 million.  The decrease in OshKosh brand wholesale sales, was impacted by a 19% decrease in average price per unit, partially offset by an 11% increase in units shipped as compared to fiscal 2006.  The decrease in average prices reflects changes in product mix and higher levels of customer accommodations as compared to the prior year.

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $33.2 million, or 10.0%, in fiscal 2007 to $366.3 million.  The increase was driven by incremental sales of $22.8 million generated by new store openings and a comparable store sales increase of $13.3 million, or 4.1%, based on 206 locations, partially offset by the impact of store closures of $2.8 million.  During fiscal 2007, units per transaction increased 5.3% and average prices decreased 3.0% as compared to fiscal 2006.  Average prices decreased due to increased promotional pricing on spring sleepwear and fall playclothes products.  We believe increased promotional pricing drove the increase in unit volume.  Average inventory levels, on a comparable store basis, were up 10.9% as compared to fiscal 2006.  We believe these higher average inventory levels helped drive our comparable store sales increases.

The Company's comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales for such store will continue to be included in the comparable store calculation.  If a store relocates to another center or there is a material change in square footage, such store is treated as a new store.  Stores that are closed during the period are included in the comparable store sales calculation up to the date of closing.

There were a total of 228 Carter’s retail stores as of December 29, 2007.  During fiscal 2007, we opened ten stores and closed one store.  We plan to open 25 and close five Carter’s retail stores during fiscal 2008.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $4.7 million, or 2.0%, in fiscal 2007 to $233.8 million.  The increase was due to incremental sales of $15.2 million generated by new store openings, partially offset by a comparable store sales decrease of $9.8 million, or 4.3%, based on 146 locations, and the impact of store closings of $0.8 million.  Average prices decreased 6.0% and units per transaction increased 4.4%.  Average prices decreased due to increased promotional activity across all major product categories.  Average inventory levels, on a comparable store basis, were up 22.5% as compared to fiscal 2006.

There were a total of 163 OshKosh retail stores as of December 29, 2007.  During fiscal 2007, we opened nine stores and closed three stores.  We plan to open five and close three OshKosh retail stores during fiscal 2008.

MASS CHANNEL SALES

Mass channel sales increased $22.9 million, or 10.4%, in fiscal 2007 to $243.3 million.  The increase was driven by increased sales of $11.9 million, or 8.8%, of our Child of Mine brand to Wal-Mart and increased sales of $11.0 million, or 12.9%, of our Just One Year brand to Target.  The growth in sales of our Child of Mine brand was driven by gaining additional floor space for fall sleepwear and fall playwear products.  Growth in sales of our Just One Year brand was driven by new door growth and better product performance.

GROSS PROFIT

Our gross profit decreased $5.2 million, or 1.1%, to $483.3 million in fiscal 2007.  Gross profit as a percentage of net sales was 34.2% in fiscal 2007 as compared to 36.4% in fiscal 2006.

The decrease in gross profit as a percentage of net sales reflects:

(i)
a decrease in gross profit in our consolidated retail segments, primarily OshKosh, due to increased promotional pricing (consolidated retail gross margin decreased from 51.1% in fiscal 2006 to 47.8% in fiscal 2007 despite an increase in consolidated retail net sales of 6.7% in fiscal 2007);

(ii)	the impact of OshKosh brand wholesale product performance, which led to higher levels of customer accommodations in fiscal 2007; and

(iii)	the impact of $4.9 million in higher losses associated with excess inventory.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2007 increased $7.4 million, or 2.1%, to $359.8 million.  As a percentage of net sales, selling, general, and administrative expenses in fiscal 2007 were 25.5% as compared to 26.2% in fiscal 2006.

The decrease in selling, general, and administrative expenses as a percentage of net sales reflects:

(i)	a reduction in incentive compensation expense of $10.2 million as compared to fiscal 2006;

(ii)	controlling growth in spending to a rate lower than the growth in net sales for fiscal 2007; and

(iii)
the reversal in fiscal 2007 of approximately $1.5 million of previously recorded stock-based compensation expense and the reduction in fiscal 2007 of $1.2 million of stock-based compensation expense on performance-based stock awards (see Note 6).

Partially offsetting these decreases were:

(i)	accelerated depreciation charges of $2.1 million in fiscal 2007 related to the closure of our White House, Tennessee distribution facility; and

(ii)	increased severance, recruiting, and relocation expenses of $1.9 million as compared to fiscal 2006. The increase was driven primarily by restructuring our retail store management team.

INTANGIBLE ASSET IMPAIRMENT

During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the OshKosh wholesale and retail segments and revised projections for such segments, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition of OshKosh.  This assessment was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.”  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.

CLOSURE COSTS

On February 15, 2007, the Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  In connection with this closure we recorded costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million in other closure costs during fiscal 2007.

In May 2005, we decided to exit two Carter’s brand sewing facilities in Mexico.  During fiscal 2006, in connection with these closures, we recorded costs of $91,000, including $74,000 of severance and $17,000 of other exit costs.

ROYALTY INCOME

Our royalty income increased $1.6 million, or 5.4%, to $30.7 million in fiscal 2007.

We license the use of our Carter’s, Just One Year, and Child of Mine brands.  Royalty income from these brands was approximately $15.3 million, an increase of 2.1%, or $0.3 million, as compared to fiscal 2006 due to increased sales by our Carter’s brand and Child of Mine brand licensees.

We license the use of our OshKosh and Genuine Kids from OshKosh brand names.  Royalty income from these brands increased approximately $1.3 million, or 8.9%, to $15.4 million in fiscal 2007 and includes $6.5 million of international royalty.  This increase was driven primarily by increased sales by our OshKosh brand domestic licensees.

OPERATING (LOSS) INCOME

Our operating loss was $6.0 million in fiscal 2007 as compared to operating income of $165.1 million in fiscal 2006.  The decrease in operating results was due to the factors described above including the charges incurred in fiscal 2007 related to the impairment of OshKosh’s intangible assets and the closure of our White House, Tennessee distribution facility, partially offset by the reversal of stock-based compensation expense associated with performance stock awards.

INTEREST EXPENSE, NET

Interest expense in fiscal 2007 decreased $3.8 million, or 14.3%, to $23.1 million.  This decrease is attributable to accelerated debt reduction in fiscal 2006 and a lower effective interest rate.  In fiscal 2007, weighted-average borrowings were $349.2 million at an effective interest rate of 7.01% as compared to weighted-average borrowings of $397.9 million at an effective interest rate of 7.25% in fiscal 2006.  In fiscal 2007 and 2006, our interest rate swap agreement reduced our interest expense under the Term Loan by approximately $1.6 million and $1.3 million, respectively.

INCOME TAXES

Our effective tax rate was approximately (142.8%) in fiscal 2007 as compared to approximately 36.9% in fiscal 2006.  This change in our effective tax rate is a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset, which is not deductible for income tax purposes.  See Note 8 to the accompanying audited consolidated financial statements for a reconciliation of the statutory rate to our effective tax rate.

NET (LOSS) INCOME

As a result of the factors above, we recorded a net loss for fiscal 2007 of $70.6 million as compared to net income of $87.2 million in fiscal 2006.

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

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $37.6 million in fiscal 2006, or 8.8%, to $464.6 million.  The increase in Carter’s brand wholesale sales was driven by a 10% increase in units shipped, offset by a 1% decrease in average price per unit as compared to fiscal 2005.

The growth in units shipped was driven primarily by our baby product category, which accounted for approximately 56% of total Carter’s brand wholesale units shipped in fiscal 2006.  The growth in baby units shipped was driven by our focus on high-volume, essential core products.

The decrease in average price per unit as compared to fiscal 2005 was due primarily to our playclothes product category which accounted for 27% of our Carter’s brand wholesale units shipped.  Playclothes average prices were down 4% as compared to fiscal 2005 due to product mix.  Favorable product mix in our sleepwear category, with average prices up 2% and which accounted for 17% of our Carter’s brand wholesale units shipped in fiscal 2006, partially offset the decline in average price per unit in playclothes.  Average price per unit in our baby product category increased 2% as compared to fiscal 2005.

OSHKOSH WHOLESALE SALES

Results for fiscal 2006 include OshKosh brand wholesale sales for the entire year and are not comparable to results for fiscal 2005 which include OshKosh brand wholesale sales from the Acquisition date of July 14, 2005 through December 31, 2005.

OshKosh brand wholesale sales were $96.4 million in fiscal 2006, including $7.5 million in off-price sales, and $59.7 million for the period from July 14, 2005 through December 31, 2005, including $10.5 million in off-price sales.  Since the Acquisition, we have reduced the number of OshKosh wholesale brands from three brands to one brand (OshKosh) and significantly reduced the number of styles in order to improve productivity.

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

The Company's comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales for such store will continue to be included in the comparable store calculation.  If a store relocates to another center or there is a material change in square footage, such store is treated as a new store.  Stores that are closed are included in the comparable store sales calculation up to the date of closing.

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

OshKosh retail store sales contributed $229.1 million in fiscal 2006 and $140.1 million in net sales for the period from July 14, 2005 through December 31, 2005.  During fiscal 2006 we opened 17 stores and closed two stores.  During the period from July 14, 2005 through December 31, 2005, we closed 29 OshKosh retail stores, including 15 OshKosh lifestyle stores.

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

(ii)	$1.6 million of accelerated depreciation recorded in fiscal 2005 in connection with the closure of two Carter's brand sewing facilities in Mexico.

Partially offsetting this increase was:

(i)	growth in our lower margin mass channel business, sales from which increased 23.8% in fiscal 2006;

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

(iii)
incremental stock-based compensation expense of $3.9 million resulting from the adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as further discussed in Note 6 to the accompanying audited consolidated financial statements; and

(iv)
incremental amortization of OshKosh intangible assets related to OshKosh licensing agreements and leasehold interests capitalized in connection with the Acquisition, ($4.7 million in fiscal 2006 as compared to $2.2 million in fiscal 2005).

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

LOSS ON EXTINGUISHMENT OF DEBT

As a result of the Refinancing in fiscal 2005, we incurred a $14.0 million redemption premium in connection with the repurchase of our Notes, expensed $4.5 million in debt issuance costs associated with our former senior credit facility and Notes, expensed $0.5 million related to the debt discount on the Notes, and wrote off $1.1 million in debt issuance costs associated with our new Senior Credit Facility in accordance with EITF 96-19.

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

INCOME TAXES

Our effective tax rate was approximately 36.9% in fiscal 2006 as compared to approximately 39.4% in fiscal 2005.  Our effective tax rate decreased in fiscal 2006 due primarily to lower state taxable income.  See Note 8 to the accompanying audited consolidated financial statements for a reconciliation of the statutory rate to our effective tax rate.

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

Net accounts receivable at December 29, 2007 were $119.7 million compared to $110.6 million at December 30, 2006.  This increase reflects higher levels of wholesale and mass channel revenue in the latter part of fiscal 2007 as compared to the latter part of fiscal 2006.

Net inventories at December 29, 2007 were $225.5 million compared to $193.6 million at December 30, 2006.  This increase was driven by higher levels of inventory in our retail stores to better support demand, an increase in finished goods inventory to support demand, particularly in baby products, and slightly higher levels of excess inventory as compared to the prior year.

Net cash provided by operating activities for fiscal 2007 was $52.0 million compared to $88.2 million in fiscal 2006.  This change is primarily attributable to increased inventory levels as discussed above.  Net cash provided by our operating activities in fiscal 2005 was approximately $137.3 million.  Cash flow in fiscal 2006 is not comparable to fiscal 2005 due to the timing of the Acquisition on July 14, 2005, a point in the year when OshKosh’s working capital was at its peak.  Additionally, in fiscal 2006, the Company had significant reductions in current liabilities resulting from the payment of Acquisition-related liabilities and a change in classification of the income tax benefit from the exercise of stock options resulting from the adoption of SFAS 123R, as described in Note 6 to the accompanying audited consolidated financial statements.

We invested $21.9 million in capital expenditures during fiscal 2007 compared to $30.8 million in fiscal 2006.  Major investments include retail store openings and remodelings and investments in information technology.  We plan to invest approximately $50 million in capital expenditures in fiscal 2008 primarily for retail store openings and includes a new point of sale system for our retail stores.

On February 16, 2007, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.  During fiscal 2007, the company repurchased and retired 2,473,219 shares, or approximately $57.5 million, of its common stock at an average price of $23.24 per share.

Weighted-average borrowings for fiscal 2007 were $349.2 million at an effective rate of 7.01% as compared to weighted-average borrowings of $397.9 million at an effective interest rate of 7.25% in fiscal 2006.

At December 29, 2007, we had approximately $341.5 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of $16.3 million of outstanding letters of credit.  At December 30, 2006, we had approximately $345.0 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of approximately $14.5 million of outstanding letters of credit.

The term of the Revolver expires July 14, 2011 and the term of the Term Loan expires July 14, 2012.  Principal borrowings under the Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2008 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

In March 2006, we made a $9.0 million prepayment on our Term Loan; in May 2006, we made a $15.0 million prepayment on our Term Loan; in June 2006, we made a $10.0 million prepayment on our Term Loan; in November 2006, we made a $35.0 million prepayment on our Term Loan, and in December 2006, we made an $11.9 million prepayment on our Term Loan.  In fiscal 2006, we also made scheduled amortization payments of $4.1 million.  In fiscal 2007, we made scheduled amortization payments of $3.5 million.

On April 28, 2006, the Company entered into Amendment No. 1 to the Senior Credit Facility.  Amendment No. 1 reduced the Company’s interest rate by refinancing the existing Term Loan (initially priced at LIBOR + 1.75% with a leverage-based pricing grid ranging from LIBOR + 1.50% to LIBOR + 1.75%) with a new Term Loan having an applicable rate of LIBOR + 1.50% with no leverage-based pricing grid.  Interest is payable at the end of interest rate reset periods, which vary in length, but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rate on variable rate Term Loan borrowings as of December 29, 2007 and December 30, 2006 was 6.4% and 6.9%.  The Senior Credit Facility contains financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and fixed charge coverage ratio.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2007 or 2006.  Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of December 29, 2007, our outstanding debt aggregated approximately $341.5 million, of which $93.4 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $0.9 million, exclusive of variable rate debt subject to our swap and collar agreements (see Note 2), and could have an adverse effect on our net (loss) income and cash flow.

During fiscal 2007, the Company closed its White House, Tennessee distribution center, which was utilized to distribute the Company’s OshKosh brand products.  As a result of this closure, we recorded costs in fiscal 2007 of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million of other closure costs.  The estimated annual savings resulting from the closure of this facility are approximately $4.0 million.  As of December 29, 2007, there are no significant remaining cash payments to be made as a result of this closure.

The estimated value of the White House assets as of December 29, 2007 was $6.1 million.  These assets are classified as assets held for sale on the accompanying audited consolidated balance sheet.

In connection with the Acquisition, management developed an integration plan that includes severance, certain facility and store closures, and contract terminations.  The following liabilities, included in other current liabilities in the accompanying audited consolidated balance sheets, were established at the closing of the Acquisition, will be funded by cash flows from operations and borrowings under our Revolver, and are expected to be paid in fiscal 2008:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 31, 2005	$8,209	$1,926	$6,552	$898	$17,585
Payments	(5,294)	(1,377)	(4,999)	(399)	(12,069)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at December 30, 2006	2,135	719	1,733	200	4,787
Payments	(1,624)	(641)	(1,059)	--	(3,324)
Adjustments to cost in excess of fair value of net assets acquired	(100)	--	--	(200)	(300)
Balance at December 29, 2007	$411	$78	$674	$--	$1,163

The following table summarizes as of December 29, 2007, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$3,503	$3,503	$3,503	$3,503	$327,517	$--	$341,529
Interest on debt:
Variable rate (a)	21,429	21,429	21,429	21,429	10,715	--	96,431
Operating leases (see Note 9 to the Consolidated Financial Statements)	49,029	42,130	35,202	26,279	17,852	41,683	212,175
Total financial obligations	73,961	67,062	60,134	51,211	356,084	41,683	650,135

Letters of credit	16,268	--	--	--	--	--	16,268
Purchase obligations (b)	194,453	--	--	--	--	--	194,453
Total financial obligations and commitments	$284,682	$67,062	$60,134	$51,211	$356,084	$41,683	$860,856

(a)	Reflects estimated variable rate interest on obligations outstanding on our Term Loan as of December 29, 2007 using an interest rate of 6.4% (rate in effect at December 29, 2007).

(b)
Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.  The purchase obligations category above relates to commitments for inventory purchases.  Amounts reflected on the accompanying audited consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations and reserves for uncertain tax positions, included in other current and other long-term liabilities as further described in Note 7 and Note 8, respectively, to the accompanying audited consolidated financial statements.

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

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each fiscal year.  During these peak periods we have historically borrowed under our Revolver.  In fiscal 2007, we had $41.6 million in peak borrowings under our Revolver.

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

Revenue recognition: We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers in order to assist these customers with inventory clearance or promotions.  Such amounts are reflected as a reduction of net sales and are recorded based upon historical trends and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectibility.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $2.5 million in fiscal 2007, $3.3 million in fiscal 2006, and $4.8 million in fiscal 2005 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of December 29, 2007, we had approximately $444.8 million in Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was recently estimated to be approximately $88.0 million, also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% for Carter’s and 12% for OshKosh.  The tradenames were determined to have indefinite lives.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

Accrued expenses:  Accrued expenses for workers’ compensation, incentive compensation, health insurance, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Accounting for income taxes:  As part of the process of preparing the accompanying audited consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign).  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Where applicable, associated interest is also recognized.  We also assess permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying audited consolidated statement of operations.

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

The Company accounts for its performance-based awards in accordance with SFAS 123R and records stock-based compensation expense over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance criteria and adjusts stock-based compensation expense based on its probability assessment.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  In February 2008, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”).  This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.  We have evaluated the impact that SFAS 157 will have on our consolidated financial statements and have determined that it will not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has evaluated the impact that SFAS 159 will have on its consolidated financial statements and have determined that it will not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2008 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  These risks are described herein under the heading “Risk Factors” on page 7.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures, including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net (loss) income in future years.  In order to manage this risk, we source products from approximately 130 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of December 29, 2007, our outstanding debt aggregated approximately $341.5 million, of which $93.4 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $0.9 million, exclusive of variable rate debt subject to our swap and collar agreements, and could have an adverse effect on our net (loss) income and cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter's, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter's, Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 27, 2008

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 29, 2007	December 30, 2006
ASSETS

Current assets:
Cash and cash equivalents	$49,012	$68,545
Accounts receivable, net of reserve for doubtful accounts of $4,743 in fiscal 2007 and $3,316 in fiscal 2006	119,707	110,615
Finished goods inventories, net	225,494	193,588
Prepaid expenses and other current assets	9,093	7,296
Assets held for sale	6,109	--
Deferred income taxes	24,234	22,377
Total current assets	433,649	402,421
Property, plant, and equipment, net	75,053	87,940
Tradenames	308,233	322,233
Cost in excess of fair value of net assets acquired	136,570	279,756
Licensing agreements, net of accumulated amortization of $10,185 in fiscal 2007 and $6,205 in fiscal 2006	8,915	12,895
Deferred debt issuance costs, net	4,743	5,903
Leasehold interests, net of accumulated amortization of $1,149 in fiscal 2007 and $682 in fiscal 2006	684	1,151
Other assets	6,821	10,892
Total assets	$974,668	$1,123,191
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,503	$2,627
Accounts payable	56,589	70,310
Other current liabilities	46,666	63,580
Total current liabilities	106,758	136,517
Long-term debt	338,026	342,405
Deferred income taxes	113,706	125,784
Other long-term liabilities	34,049	22,994
Total liabilities	592,539	627,700
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 29, 2007 and December 30, 2006	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 57,663,315 and 58,927,280 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	576	589
Additional paid-in capital	232,356	275,045
Accumulated other comprehensive income	2,671	5,301
Retained earnings	146,526	214,556
Total stockholders’ equity	382,129	495,491
Total liabilities and stockholders’ equity	$974,668	$1,123,191

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	December 29, 2007	December 30, 2006	December 31, 2005

Net sales	$1,412,246	$1,343,467	$1,121,358
Cost of goods sold	928,996	854,970	725,086

Gross profit	483,250	488,497	396,272
Selling, general, and administrative expenses	359,826	352,459	288,624
Intangible asset impairment (Note 2)	154,886	--	--
Closure costs	5,285	91	6,828
Royalty income	(30,738)	(29,164)	(20,426)

Operating (loss) income	(6,009)	165,111	121,246
Interest income	(1,386)	(1,914)	(1,322)
Loss on extinguishment of debt	--	--	20,137
Interest expense	24,465	28,837	24,564

(Loss) income before income taxes	(29,088)	138,188	77,867
Provision for income taxes	41,530	50,968	30,665

Net (loss) income	$(70,618)	$87,220	$47,202

Basic net (loss) income per common share	$(1.22)	$1.50	$0.82
Diluted net (loss) income per common share	$(1.22)	$1.42	$0.78
Basic weighted-average number of shares outstanding	57,871,235	57,996,241	57,280,504
Diluted weighted-average number of shares outstanding	57,871,235	61,247,122	60,753,384

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(70,618)	$87,220	$47,202
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,919	26,489	21,912
Non-cash intangible asset impairment charges	154,886	--	--
Loss on extinguishment of debt	--	--	20,137
Amortization of debt issuance costs	1,160	2,354	2,802
Amortization of inventory step-up	--	--	13,900
Accretion of debt discount	--	--	40
Non-cash stock-based compensation expense	3,601	5,942	1,824
Non-cash closure costs	2,450	--	113
Loss (gain) on sale of property, plant, and equipment	690	118	(64)
Income tax benefit from exercised stock options	(8,230)	(9,155)	6,590
Deferred income taxes	(9,630)	502	380
Effect of changes in operating assets and liabilities (net of assets acquired and liabilities assumed):
Accounts receivable	(9,092)	(14,471)	275
Inventories	(31,906)	(5,134)	4,639
Prepaid expenses and other assets	(1,404)	(886)	543
Accounts payable	(13,721)	7,181	18,561
Other liabilities	3,882	(11,936)	(1,587)
Net cash provided by operating activities	51,987	88,224	137,267
Cash flows from investing activities:
Acquisition of OshKosh B’Gosh, Inc., net of cash acquired	--	--	(309,984)
Capital expenditures	(21,876)	(30,848)	(22,588)
Proceeds from sale of property, plant, and equipment	57	348	2,860
Sale of investments	--	--	229,180
Purchase of investments	--	--	(210,825)
Collections on loan	--	--	2,954
Net cash used in investing activities	(21,819)	(30,500)	(308,403)
Cash flows from financing activities:
Payments on term loan	(3,503)	(85,000)	(69,968)
Proceeds from term loan	--	--	500,000
Proceeds from revolving loan facility	121,400	5,000	--
Payments on revolving loan facility	(121,400)	(5,000)	--
Payments on former term loan	--	--	(71,326)
Payment of 10.875% Senior Subordinated Notes	--	--	(113,750)
Payment of debt redemption premium	--	--	(14,015)
Payments of debt issuance costs	--	--	(10,780)
Share repurchase	(57,467)	--	--
Income tax benefit from exercised stock options	8,230	9,155	--
Proceeds from exercise of stock options	3,039	2,390	1,986
Net cash (used in) provided by financing activities	(49,701)	(73,455)	222,147
Net (decrease) increase in cash and cash equivalents	(19,533)	(15,731)	51,011
Cash and cash equivalents at beginning of period	68,545	84,276	33,265
Cash and cash equivalents at end of period	$49,012	$68,545	$84,276

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at January 1, 2005	$284	$247,610	$(95)	$--	$80,134	$327,933
Income tax benefit from exercised stock options		6,590				6,590
Exercise of stock options (806,000 shares)	5	1,981				1,986
Stock-based compensation expense		725				725
Issuance of common stock (18,354 shares)		420				420
Issuance of restricted stock (130,200 shares)		3,088	(3,088)			--
Amortization of deferred compensation			434			434
Comprehensive income:
Net income					47,202	47,202
Unrealized gain on interest rate swap, net of tax of $795				1,354		1,354
Total comprehensive income	--	--	--	1,354	47,202	48,556
Balance at December 31, 2005	289	260,414	(2,749)	1,354	127,336	386,644
Income tax benefit from exercised stock options		9,417				9,417
Exercise of stock options (994,250 shares)	9	2,381				2,390
Stock-based compensation expense		5,333				5,333
Issuance of common stock (17,172 shares)		540				540
Reversal of deferred compensation (Note 6)		(2,749)	2,749			--
Two-for-one common stock split (Note 5)	291	(291)				--
SFAS 158 transition adjustment, net of tax of $2,329 (Note 2)				3,836		3,836
Comprehensive income:
Net income					87,220	87,220
Unrealized gain on interest rate swap, net of tax of $194				370		370
Unrealized loss on interest rate collar, net of tax of $148				(259)		(259)
Total comprehensive income	--	--	--	111	87,220	87,331
Balance at December 30, 2006	589	275,045	--	5,301	214,556	495,491
Income tax benefit from exercised stock options		8,230				8,230
Exercise of stock options (999,389 shares)	10	3,029				3,039
Stock-based compensation expense		2,911				2,911
Issuance of common stock (23,482 shares)	1	584				585
FIN 48 cumulative effect of adoption (Note 8)					2,588	2,588
Share repurchase (2,473,219 shares)	(24)	(57,443)				(57,467)
Comprehensive loss:
Net loss					(70,618)	(70,618)
Settlement of pension asset, net of tax of $75				(132)		(132)
Defined benefit pension adjustment, net of tax of $125				(207)		(207)
Unrealized loss on interest rate swap, net of tax of $1,121				(1,955)		(1,955)
Unrealized loss on interest rate collar, net of tax of $192				(336)		(336)
Total comprehensive loss	--	--	--	(2,630)	(70,618)	(73,248)
Balance at December 29, 2007	$576	$232,356	$--	$2,671	$146,526	$382,129

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

Carter’s, Inc., and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 228 Carter’s and 163 OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On July 14, 2005, Carter’s, Inc., through its wholly owned subsidiary, The William Carter Company (“TWCC”) acquired all of the outstanding common stock of OshKosh B’Gosh, Inc. for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”).  The Acquisition was accounted for under the purchase method of accounting.  The purchase price for the Acquisition, including related fees and expenses, was allocated to the fair value of tangible and identifiable intangible assets and liabilities acquired with the remainder allocated to cost in excess of fair value of net assets acquired.

The accompanying audited consolidated financial statements include the operations of OshKosh for the fiscal years ended December 29, 2007 and December 30, 2006.  The consolidated statement of operations for the fiscal year ended December 31, 2005 reflects the operations of OshKosh for the period from July 14, 2005 through December 31, 2005.

As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), including its senior credit facility (“former senior credit facility”) and repurchased $113.8 million of 10.875% Senior Subordinated Notes due 2011 (the “Notes”) (together with the Acquisition, the “Transaction”).  Financing for the Transaction was provided by a new $500 million Term Loan (the “Term Loan”) and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions (the “Senior Credit Facility,” see Note 4).

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

The following unaudited pro forma summary presents information as if the Transaction occurred at the beginning of the period presented with financing obtained as described above and assumes that there were no other changes in our operations.  This pro forma information does not necessarily reflect the actual results that would have occurred had the Company been combined during the period presented, nor is it necessarily indicative of the future results of operations of the combined companies.

The unaudited pro forma summary reflects the combined Company for the fiscal year ended December 31, 2005.

(dollars in thousands, except per share data)	December 31, 2005

Pro forma net sales	$1,294,684
Pro forma net income	$38,881
Pro forma basic earnings per share	$0.68
Pro forma diluted earnings per share	$0.64

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY:  (Continued)

Included in the unaudited pro forma results shown above for the fiscal year ended December 31, 2005 are a redemption premium of $14.0 million related to the repurchase of the Notes, a $4.5 million write-off of unamortized debt issuance costs related to the former senior credit facility and the Notes, a $0.5 million charge related to the discount on the Notes, and a $1.1 million charge to write off new debt issuance costs incurred in connection with the Refinancing in accordance with EITF 96-19.  Also included in the above pro forma results for the fiscal year ended December 31, 2005, is a pre-tax charge of $13.9 million related to the amortization of the step-up of acquired OshKosh inventory to fair value.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying audited consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR:

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying audited consolidated financial statements reflect our financial position as of December 29, 2007 and December 30, 2006 and results of operations for the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005.  The fiscal years ended December 29, 2007 (fiscal 2007), December 30, 2006 (fiscal 2006), and December 31, 2005 (fiscal 2005), each contain 52 weeks.

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

CASH AND CASH EQUIVALENTS:

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents.  Our cash and cash equivalents consist of deposit accounts and tax-exempt overnight investments.  We had cash deposits, in excess of deposit insurance limits, in three banks at December 29, 2007 and in five banks at December 30, 2006.

ACCOUNTS RECEIVABLE:

Approximately 81.5% of our gross accounts receivable at December 29, 2007 and 79.9% at December 30, 2006 were from our ten largest wholesale and mass channel customers.  Of these customers, two had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 20%) at December 29, 2007.  At December 30, 2006, four customers had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 16%).  Sales to these customers represent comparable percentages to total wholesale and mass channel net sales.  In fiscal 2007 and fiscal 2006, two customers each accounted for more than 10% of our consolidated net sales.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

Components of accounts receivable as of December 29, 2007 and December 30, 2006 are as follows:

(dollars in thousands)	December 29, 2007	December 30, 2006
Trade receivables, net	$109,280	$96,952
Royalties receivable	7,666	6,978
Other	2,761	6,685
Total	$119,707	$110,615

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out basis for wholesale and mass channel inventory and average cost for retail inventories) or market.  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization.  When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets, and the related accumulated depreciation and any resulting profit or loss is credited or charged to income.  For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows:  buildings from 15 to 26 years and retail store fixtures, equipment, and computers from 3 to 10 years.  Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term.  We capitalize the cost of our fixtures designed and purchased for use at major wholesale and mass channel accounts.  The cost of these fixtures is amortized over a three-year period.

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBILE ASSETS:

Cost in excess of fair value of net assets acquired as of December 29, 2007, represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 (the “2001 Acquisition”) over the fair value of the net assets acquired.  Our cost in excess of fair value of net assets acquired is not deductible for tax purposes.

In connection with the 2001 Acquisition, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and applied the required provisions of SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”).  Accordingly, our Carter’s tradename and cost in excess of fair value of net assets acquired are deemed to have indefinite lives and are not being amortized.

During the fiscal year ended December 30, 2006, approximately $2.7 million related to tax contingencies established in connection with the 2001 Acquisition were reversed due to the closure of certain tax periods.  This reversal resulted in a corresponding adjustment to cost in excess of fair value of net assets acquired of $2.7 million in accordance with EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

In connection with the Acquisition of OshKosh on July 14, 2005, the Company recorded cost in excess of fair value of net assets acquired, tradename, licensing, and leasehold interest assets in accordance with SFAS 141.  During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  This assessment was performed in accordance with SFAS 142.  Based on this assessment, impairment charges of approximately $36.0 million and $106.9 million were recorded on the cost in excess of fair value of net assets acquired for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.  For cost in excess of fair value of net assets acquired, the fair value was determined using the expected present value of future cash flows.  For the OshKosh tradename, the fair value was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

The Company’s intangible assets were as follows:
		Fiscal 2007			Fiscal 2006
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh cost in excess of fair value of net assets acquired	Indefinite	$--	$--	$--	$143,186	$--	$143,186
OshKosh tradename	Indefinite	$88,000	$--	$88,000	$102,000	$--	$102,000
OshKosh licensing agreements	4.7 years	$19,100	$10,185	$8,915	$19,100	$6,205	$12,895
Leasehold interests	4.1 years	$1,833	$1,149	$684	$1,833	$682	$1,151

During the third quarter of fiscal 2007, we adjusted the OshKosh tradename by $2.0 million due to the settlement of pre-Acquisition tax contingencies in accordance with EITF 93-7.

Amortization expense for intangible assets subject to amortization was approximately $4.5 million for the fiscal year ended December 29, 2007, $4.7 million for the fiscal year ended December 30, 2006, and $2.2 million for the period from July 14, 2005 through December 31, 2005.  Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2008	$4,105
2009	3,717
2010	1,777

Total	$9,599

We measure our cost in excess of fair value of net assets acquired and tradename for impairment (by comparing the fair values of our reporting units to their respective carrying values, including allocated cost in excess of fair value of net assets acquired) on at least an annual basis or if events or changes in circumstances so dictate.  Based upon our most recent assessment performed as of December 29, 2007, we found there to be no further impairment of our cost in excess of fair value of net assets acquired or tradename assets.

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

DEFERRED DEBT ISSUANCE COSTS:

Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.  Amortization approximated $1,160,000 for the fiscal year ended December 29, 2007, $2,354,000 for the fiscal year ended December 30, 2006, and $2,802,000 for the fiscal year ended December 31, 2005.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

CASH FLOW HEDGES:

The Senior Credit Facility requires us to hedge at least 25% of our variable rate Term Loan debt.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt.  The swap agreement matures on July 30, 2010.  The unrealized loss, net of tax benefit, related to the interest rate swap was approximately $2.0 million for the fiscal year ended December 29, 2007 and the unrealized gain, net of taxes, of $0.4 million for the fiscal year ended December 30, 2006, and is included within accumulated other comprehensive income on the accompanying audited consolidated balance sheets.  During the fiscal year ended December 29, 2007 and December 30, 2006, we reclassified approximately $1.6 million and $1.3 million related to the swap agreement into earnings.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a LIBOR floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures in increments, with the final maturity on January 31, 2009.  The unrealized loss, net of tax benefit, related to the collar was approximately $0.3 million for the fiscal years ended December 29, 2007 and December 30, 2006, and is included within accumulated other comprehensive income on the accompanying audited consolidated balance sheets.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Accumulated other comprehensive income (loss), shown as a component of stockholders’ equity on the accompanying audited consolidated balance sheets, reflects unrealized gains or losses on the Company’s interest rate swap and collar, net of taxes, which are not included in the determination of net (loss) income.  These unrealized gains and losses are recorded directly into accumulated other comprehensive income (loss) and are referred to as comprehensive income (loss) items.  In fiscal 2007, accumulated other comprehensive income (loss) also reflects the settlement recorded as a result of the liquidation of the OshKosh B’Gosh Collective Bargaining Pension Plan during the second quarter of fiscal 2007 and adjustments to the Company’s SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) assets and liabilities as of the end of the year.  Accumulated other comprehensive income reflects, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”).  Accumulated other comprehensive income in fiscal 2006 reflects the recording of a net transition benefit asset resulting from the adoption of SFAS 158.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

We contract with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $2.5 million in fiscal 2007, $3.3 million in fiscal 2006, and $4.8 million in fiscal 2005 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

Shipping and handling costs include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead.  Such costs are generally absorbed by us and are included in selling, general, and administrative expenses.  These costs amounted to approximately $39,173,000 for fiscal 2007, $38,059,000 for fiscal 2006, and $37,089,000 for fiscal 2005.

With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties.  However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed would be included in revenue and the related cost would be charged to cost of goods sold.  For fiscal years 2007, 2006, and 2005, the Company billed customers approximately $170,000, $54,000, and $50,000, respectively.

ROYALTIES AND LICENSE FEES:

We license the Carter’s, Just One Year, Child of Mine, OshKosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children’s products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, strollers, hair accessories, and related products.  These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

STOCK-BASED COMPENSATION ARRANGEMENTS:

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company recognizes compensation expense for its share-based payments based on the fair value of the awards at the grant date.

The Company adopted SFAS 123R using the modified prospective application method of transition.  Therefore, prior period financial statements have not been restated.  Under the modified prospective application method, for awards granted prior to January 1, 2006, compensation expense is recorded as options vest subsequent to January 1, 2006 based upon the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), adjusted for estimated forfeitures.  For stock options granted subsequent to January 1, 2006, compensation expense will be recorded as options vest based upon the grant-date fair value estimated in accordance with SFAS 123R, with forfeitures estimated at the time of grant.  Forfeiture estimates will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from previous estimates.

We determine the fair value of stock options under SFAS 123R using the Black-Scholes option pricing model, which is consistent with our valuation techniques previously utilized for stock options in pro forma footnote disclosure required under SFAS No. 123, “Accounting for Stock-Based Compensation,” and require the use of subjective assumptions.  These assumptions include the following:

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

The Company accounts for its performance-based awards in accordance with SFAS 123R and records stock-based compensation expense over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance criteria and adjusts stock-based compensation expense based on its probability assessment.

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized and disclosed under SFAS 123 and SFAS 123R for exercised options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  This amount is now shown as “Income tax benefit from exercised stock options” on the accompanying audited consolidated statements of cash flows.  The income tax benefit from exercised stock options, presented as a cash inflow from financing activities for the fiscal years ended December 29, 2007 and December 30, 2006, was approximately $8.2 million and $9.2 million, respectively.  Prior periods have not been restated.  In accordance with the provisions of SFAS 123R, we have also selected the long-form method for establishing our additional paid-in capital pool.

INCOME TAXES:

The accompanying audited consolidated financial statements reflect current and deferred tax provisions.  The deferred tax provision is determined under the liability method.  Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates.  Valuation allowances are established when it is “more likely than not” that a deferred tax asset will not be recovered.  The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in our deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  Where applicable, associated interest is also recognized.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 31, 2006.  As a result of this adoption, we recorded a cumulative effect of adoption, reducing our reserves for unrecognized tax benefits by approximately $2.6 million as of December 31, 2006 and increasing retained earnings by $2.6 million.  Additionally, we reclassified, as of December 31, 2006, approximately $6.9 million of reserves for unrecognized tax benefits from other current liabilities to long-term liabilities on the accompanying audited consolidated balance sheet.  We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid in cash approximated $24,893,000 for the fiscal year ended December 29, 2007, $27,815,000 for the fiscal year ended December 30, 2006, and $21,720,000 for the fiscal year ended December 31, 2005.  Income taxes paid in cash approximated $32,393,000 for the fiscal year ended December 29, 2007, $40,277,000 for the fiscal year ended December 30, 2006, and $20,245,000 for the fiscal year ended December 31, 2005.

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

In accordance with SFAS No. 128, “Earnings per Share,” for the fiscal year ended December 29, 2007, diluted net loss per common share is the same as basic net loss per common share, as the Company has a net loss.  For the fiscal years ended December 30, 2006 and December 31, 2005, antidilutive and performance-based stock options of 351,250 and 869,600 were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding.

	For the fiscal years ended
	December 29, 2007	December 30, 2006	December 31, 2005

Net (loss) income	$(70,618,000)	$87,220,000	$47,202,000

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,871,235	57,996,241	57,280,504
Dilutive effect of unvested restricted stock	--	71,626	2,140
Dilutive effect of stock options	--	3,179,255	3,470,740
Diluted number of common and common equivalent shares outstanding	57,871,235	61,247,122	60,753,384
Basic net (loss) income per common share	$(1.22)	$1.50	$0.82
Diluted net (loss) income per common share	$(1.22)	$1.42	$0.78

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

EMPLOYEE BENEFIT PLANS:

Effective December 30, 2006, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and recorded a transition adjustment of approximately $3.8 million, net of tax of $2.3 million to accumulated other comprehensive income.  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on its balance sheet.  SFAS 158 also requires an employer to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions,” or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statement of operations pursuant to the recognition and amortization provisions of SFAS 87 and SFAS 106.

During fiscal 2007, we reduced our SFAS 158 liability and accumulated other comprehensive (loss) income related to the Company’s post-retirement benefit obligations by approximately $0.4 million, or $0.3 million, net of tax, due to changes in underlying assumptions including projected claims and population.  In addition, the Company recorded an adjustment of a $0.8 million, or $0.5 million, net of tax, to the OshKosh pension plan asset and accumulated other comprehensive (loss) income to reflect the decrease in the funded status of this plan due to a lower than anticipated return on plan assets during 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year.  In February 2008, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.  We have evaluated the impact that SFAS 157 will have on our consolidated financial statements and have determined that it will not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has evaluated the impact that SFAS 159 will have on its consolidated financial statements and have determined that it will not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consisted of the following:

(dollars in thousands)	December 29, 2007	December 30, 2006
Land, buildings, and improvements	$51,579	$57,767
Retail store fixtures, equipment, and computers	95,200	90,681
Marketing fixtures	11,135	4,923
Construction in progress	3,605	2,041
	161,519	155,412
Accumulated depreciation and amortization	(86,466)	(67,472)
Total	$75,053	$87,940

Depreciation and amortization expense was approximately $25,471,000 for the fiscal year ended December 29, 2007, $21,767,000 for the fiscal year ended December 30, 2006, and $19,748,000 for the fiscal year ended December 31, 2005.

NOTE 4—LONG-TERM DEBT:

Long-term debt consisted of the following:
(dollars in thousands)	December 29, 2007	December 30, 2006
Term Loan	$341,529	$345,032
Current maturities	(3,503)	(2,627)
Total long-term debt	$338,026	$342,405

Refinancing

In connection with the Acquisition on July 14, 2005, as further described in Note 1, we refinanced our former senior credit facility, which consisted of a $36.2 million Term Loan and an available $80.0 million Revolver under which no borrowings were outstanding, exclusive of outstanding letters of credit, and we repurchased our Notes due 2011 at a price that included a redemption premium of $14.0 million in addition to the principal amount of $113.8 million.  As a result of the Refinancing, we expensed $4.5 million in unamortized debt issuance costs related to the former senior credit facility and the Notes and expensed $0.5 million related to the debt discount on the Notes.  The effective interest rate on variable rate Senior Credit Facility borrowings outstanding as of July 14, 2005 was 5.1% and 5.0% at January 1, 2005.

Senior Credit Facility

Financing for the Transaction, as further described in Note 1, was provided by a new Senior Credit Facility comprised of a $500 million Term Loan and a $125 million Revolver (including a sub-limit for letters of credit of $80 million) entered into by TWCC with Bank of America, N.A., as administrative agent, Credit Suisse, and certain other financial institutions.  The term of the Revolver expires July 14, 2011 and the term of the Term Loan expires July 14, 2012.  Since the Acquisition, in addition to scheduled amortization payments, we made voluntary prepayments on our Term Loan of $80.9 million in fiscal 2006.

In connection with the Senior Credit Facility, the Company incurred in fiscal 2005 approximately $10.8 million in debt issuance costs.  Approximately $1.1 million of these debt issuance costs were expensed in accordance with EITF 96-19.

Amounts outstanding under the Revolver initially accrue interest at a prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and may be reduced based upon the achievement of certain leverage ratios.  There were no borrowings outstanding under the Revolver at December 29, 2007 and December 30, 2006.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LONG-TERM DEBT:  (Continued)

Amounts outstanding under the Term Loan initially accrued interest at prime rate plus 0.75% or, at our option, a LIBOR rate plus 1.75% and could be reduced based upon the achievement of certain leverage ratios and credit ratings.  On April 28, 2006, the Company entered into Amendment No. 1 to the Senior Credit Facility.  Amendment No. 1 reduced the Company’s interest rate by refinancing an existing Term Loan (initially priced at LIBOR + 1.75% with a leverage-based pricing grid ranging from LIBOR + 1.50% to LIBOR + 1.75%) with a new Term Loan having an applicable rate of LIBOR + 1.50% with no leverage-based pricing grid.  Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rates on variable rate Term Loan borrowings as of December 29, 2007 and December 30, 2006 were 6.4% and 6.9%.

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

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the Term Loan.  On September 22, 2005, we entered into a swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt as of December 29, 2007.  The swap agreement matures July 30, 2010.  During the fiscal year ended December 29, 2007 and December 30, 2006, we reclassified approximately $1.6 million and $1.3 million related to the swap agreement into earnings.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures in stages, with the final maturity on January 31, 2009.

Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2008 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

NOTE 5—COMMON STOCK:

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

As of December 29, 2007, the total amount of Carter’s, Inc.’s authorized capital stock consisted of 150,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.  As of December 29, 2007, 57,663,315 shares of common stock and no shares of preferred stock were outstanding.

During fiscal 2007, we issued 21,420 and 2,062 shares of our common stock at a fair market value of $25.21 and $21.82, respectively, to our non-management board members.  Accordingly, we recognized approximately $585,000 in compensation expense in fiscal 2007.  We received no proceeds from the issuance of these shares.

During fiscal 2006, we issued 17,172 shares of common stock to our non-management board members.  The fair market value of our common stock at the time of issuance was $31.45.  Accordingly, we recognized $540,000 in compensation expense in fiscal 2006.  We received no proceeds from the issuance of these shares.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—COMMON STOCK:  (Continued)

During fiscal 2005, we issued 18,354 shares of our common stock to our non-management board members.  The fair market value of our common stock at the time of issuance was $22.88.  Accordingly, we recognized $420,000 in compensation expense in fiscal 2005.  We received no proceeds from the issuance of these shares.

Pursuant to the Company’s share repurchase program, the Company repurchased and retired 2,473,219 shares, or approximately $57.5 million, of its common stock at an average price of $23.24 per share during fiscal 2007.

The issued and outstanding shares of common stock are validly issued, fully paid, and nonassessable.  Holders of our common stock are entitled to share equally, share for share, if dividends are declared on our common stock, whether payable in cash, property, or our securities.  The shares of common stock are not convertible and the holders thereof have no preemptive or subscription rights to purchase any of our securities.  Upon liquidation, dissolution, or winding up of our Company, the holders of common stock are entitled to share equally, share for share, in our assets which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of any series of preferred stock then outstanding.  Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders.  There is no cumulative voting.  Except as otherwise required by law or the certificate of incorporation, the holders of common stock vote together as a single class on all matters submitted to a vote of stockholders.

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

NOTE 6—STOCK-BASED COMPENSATION:

Under our Amended and Restated 2003 Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.  All share and per share amounts have been adjusted to reflect the stock split discussed in Note 5 above.

The Plan allows 11,488,392 shares to be delivered, with no more than 1,260,000 of such additional shares able to be used for awards other than stock options.  Under the Plan, the maximum number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year is 2,000,000.  As of December 29, 2007, there are 1,725,019 shares available for grant under the Plan.  The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.  Participation in the Plan is limited to Directors and those key employees selected by the compensation committee.  The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events.  All stock options issued under the Plan subsequent to the 2001 Acquisiton expire no later than ten years from the date of grant.  The Company believes that the current level of authorized shares is sufficient to satisfy future option exercises.

There are currently three types of stock options outstanding under the Plan:  basic, performance, and retained options.  Basic options issued prior to May 12, 2005 vest in equal annual installments over a five-year period.  Basic options granted on and subsequent to May 12, 2005 vest in equal annual installments over a four-year period.  Performance options vest upon the achievement of pre-determined performance criteria.  Retained stock options are options that were outstanding prior to the Company’s 2001 Acquisition by Berkshire Partners LLC and became fully vested in connection with the 2001 Acquisition.

In connection with the adoption and provisions of SFAS 123R, the Company reversed its deferred compensation balance of $2,749,000 on January 1, 2006 related to restricted stock awards.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

In accordance with SFAS 123R, the Company has recorded stock-based compensation expense (as a component of selling, general, and administrative expenses) in the amount of approximately $3.6 million and $5.9 million related to stock awards for the fiscal year ended December 29, 2007 and December 30, 2006, respectively.

Prior to the adoption of SFAS 123R, we accounted for stock-based compensation on stock options under the intrinsic value method consistent with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under this method, we recorded stock-based compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant.  Forfeitures on stock option awards with expense recorded in accordance with APB 25 were accounted for as they occurred, rather than based on estimates of future forfeitures.  There was no material impact or cumulative effect adjustment required as a result of estimating the impact of future forfeitures on awards previously expensed in accordance with APB 25.  For disclosure purposes only, we also estimated the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of the Company’s common stock.  In our pro forma disclosure we accounted for forfeitures as they occurred, rather than based on estimates of future forfeitures.

The following table provides supplemental information for the fiscal year ended December 31, 2005 as if stock-based compensation had been computed under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”):

(dollars in thousands, except per share data)	December 31, 2005

Net income, as reported	$47,202
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	1,103
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(2,952)
Pro forma net income	$45,353
Net income per common share:
Basic-as reported	$0.82
Basic-pro forma	$0.79
Diluted-as reported	$0.78
Diluted-pro forma	$0.75

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the fiscal year ended December 29, 2007:

Basic Stock Options
	Basic stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, December 30, 2006	4,666,678	$7.34	$3.26

Granted	462,400	$23.02	$9.71
Exercised	(589,389)	$4.63	$2.26
Forfeited	(188,250)	$22.27	$9.82
Expired	(35,750)	$28.66	$12.11

Outstanding, December 29, 2007	4,315,689	$8.56	$3.73

Exercisable, December 29, 2007	3,365,384	$5.09	$2.21

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

During fiscal 2007, the Company granted 462,400 basic stock options.  In connection with these grants of basic stock options, the Company recognized approximately $370,000 in compensation expense during the fiscal year ended December 29, 2007.

A summary of basic stock options outstanding and exercisable at December 29, 2007 is as follows:

Outstanding					Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value

$3 – $ 5	2,864,581	3.66 years	$3.10	$1.28	2,849,862	3.65 years	$3.09	$1.28
$6 – $ 7	150,448	5.42 years	$6.98	$4.88	87,572	5.72 years	$6.98	$4.88
$13 – $17	544,460	6.31 years	$14.80	$6.63	307,500	6.29 years	$14.75	$6.59
$21 – $28	597,600	9.11 years	$22.89	$9.52	73,200	7.44 years	$22.27	$8.88
$31 – $35	158,600	7.70 years	$33.31	$14.96	47,250	6.98 years	$33.01	$14.60
	4,315,689	4.96 years	$8.56	$3.73	3,365,384	4.07 years	$5.09	$2.21

At December 29, 2007, the aggregate intrinsic value of all outstanding basic stock options was approximately $52.9 million and the aggregate intrinsic value of currently exercisable basic stock options was approximately $50.6 million.  The intrinsic value of basic stock options exercised during the fiscal year ended December 29, 2007 was approximately $12.0 million.  At December 29, 2007, the total estimated compensation cost related to non-vested basic stock options not yet recognized was approximately $6.4 million with a weighted-average expense recognition period of 2.77 years.

Performance Stock Options
	Performance stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, December 30, 2006	620,000	$25.04	$9.46

Granted	--	$--	$--
Exercised	--	$--	$--
Forfeited	--	$--	$--
Expired	--	$--	$--

Outstanding, December 29, 2007	620,000	$25.04	$9.46

Exercisable, December 29, 2007	--	$--	$--

A summary of performance stock options outstanding and exercisable at December 29, 2007 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted- average exercise price	Weighted-average grant-date fair value	Number	Weighted-average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value

$22-$32	620,000	7.57 years	$25.04	$9.46	--	--	$--	$--

At December 29, 2007, no performance options were exercisable.  During fiscal 2007, the Company determined that performance targets associated with certain performance stock option awards were no longer probable of being fully achieved and reversed approximately $1.5 million of previously recorded stock-based compensation expense recorded in selling, general, and administrative expenses.  At December 29, 2007, the total estimated compensation cost related to non-vested performance options expected to vest not yet recognized was approximately $0.4 million with a weighted-average expense recognition period of 1.17 years.

 The weighted-average contractual life for basic and performance stock options in aggregate as of December 29, 2007 was approximately 4.78 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

Retained Stock Options
	Retained stock options	Weighted-average exercise price per share

Outstanding, December 30, 2006	1,071,870	$0.75

Granted	--	$--
Exercised	(410,000)	$0.75
Forfeited	--	$--
Expired	--	$--

Outstanding, December 29, 2007	661,870	$0.75

Exercisable, December 29, 2007	661,870	$0.75

At December 29, 2007, the aggregate intrinsic value of all outstanding retained options, which are all currently exercisable, was approximately $12.7 million.  The intrinsic value of retained options exercised during the fiscal year ended December 29, 2007 was approximately $10.6 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the fiscal year ended December 29, 2007:

	For the fiscal years ended
	December 29, 2007	December 30, 2006	December 31, 2005

Volatility	36.20%	38.95%	38.33%
Risk-free interest rate	4.03%	4.69%	4.06%
Expected term (years)	6	6	4
Dividend yield	--	--	--

Restricted Stock

All restricted stock awards issued under the Plan vest based upon continued service.  Restricted stock awards vest in equal annual installments over a four-year period or cliff vest after a three- or four-year period.  As noted above, the fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our restricted stock award activity during the fiscal year ended December 29, 2007:

	Restricted stock	Weighted-average grant-date fair value

Outstanding, December 30, 2006	222,620	$27.46
Granted	226,983	$22.81
Vested	(36,720)	$22.40
Forfeited	(40,600)	$28.88
Outstanding, December 29, 2007	372,283	$24.29

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

During the fiscal year ended December 29, 2007, the Company granted 226,983 shares of restricted stock to employees and Directors.  Stock-based compensation expense recorded during the fiscal year ended December 29, 2007 for all restricted stock awards totaled approximately $1.7 million.  The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $6.2 million as of December 29, 2007.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards are expected to be recorded as follows:

(dollars in thousands)	Basic options	Performance options	Restricted stock	Total

2008	$2,853	$333	$2,353	$5,539
2009	1,865	47	1,888	3,800
2010	1,086	--	1,243	2,329
2011	614	--	727	1,341
Total	$6,418	$380	$6,211	$13,009

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

The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	December 29, 2007	December 30, 2006
Benefit Obligation (APBO) at beginning of period	$10,278	$11,755
Service cost	104	106
Interest cost	521	542
Actuarial gain	(471)	(1,564)
Benefits paid	(581)	(561)

APBO at end of period	$9,851	$10,278

Our contribution for these post-retirement benefit obligations was $581,196 in fiscal 2007, $561,678 in fiscal 2006, and $525,190 in fiscal 2005.  We expect that our contribution for post-retirement benefit obligations each year from fiscal 2008 through fiscal 2015 will be approximately $700,000.  We do not pre-fund this plan and as a result there are no plan assets.  The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

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

	December 29, 2007	December 30, 2006
Discount rates	5.5%	5.5%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The components of post-retirement benefit expense charged to operations are as follows:

	For the fiscal years ended
(dollars in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Service cost – benefits attributed to service during the period	$104	$106	$149
Interest cost on accumulated post-retirement benefit obligation	521	542	605
Amortization of net actuarial loss	--	--	37
Total net periodic post-retirement benefit cost	$625	$648	$791

The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Discount rates	5.5%	5.5%	5.75%

The effects on our plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  At December 29, 2007 and December 30, 2006, the present value of the estimated remaining payments under this plan was approximately $1.0 million and $1.2 million and is included in other current and long-term liabilities in the accompanying audited consolidated balance sheets.

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

The retirement benefits under the remaining two pension plans were frozen as of December 31, 2005.  During the second quarter of fiscal 2007, the Company liquidated the OshKosh B’Gosh Collective Bargaining Pension Plan, distributed each participant’s balance, and the remaining net assets of $2.2 million were contributed to the Company’s defined contribution plan to offset future employer contributions.  In connection with the liquidation of this plan, the Company recorded a pre-tax gain of approximately $0.3 million related to the plan settlement during the second quarter of fiscal 2007.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The defined benefit pension plan assets were invested as follows as of the end of the year:

	2007	2006
Equity investments	51%	52%
Intermediate term debt investments	41%	40%
Real estate investments	8%	8%
Total	100%	100%

Pension liabilities are measured on a discounted basis at an assumed discount rate.  The discount rate used at December 29, 2007 and December 30, 2006 was determined with consideration given to Moody’s Aa Corporate Bond index, adjusted for the timing of expected plan distributions.  The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2007	2006
Discount rate	5.5%	5.5%, 4.7	%*

*A discount rate of 4.7% was used for one of the remaining OshKosh defined benefit pension plans to reflect the distribution of all participant benefits in fiscal 2007 which resulted in a settlement gain.  As of December 30, 2006, this plan had total assets of $10.4 million.

Net periodic pension cost	2007	2006	2005
Discount rate	5.5%	5.5%	5.0%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

The net periodic pension benefit included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	December 29, 2007	December 30, 2006	For the period from July 14, 2005 through December 31, 2005
Service cost	$--	$--	$112
Interest cost	2,206	2,601	1,470
Expected return on plan assets	(4,131)	(4,139)	(1,852)
Recognized actuarial gain	(410)	--	--
Net periodic pension benefit	$(2,335)	$(1,538)	$(270)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	December 29, 2007	December 30, 2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$49,440	$52,758
Interest cost	2,206	2,601
Actuarial gain	(172)	(4,047)
Benefits paid	(9,960)	(1,872)
Projected benefit obligation at end of year	$41,514	$49,440

Change in plan assets:
Fair value of plan assets at beginning of year	$56,602	$52,464
Actual return on plan assets	3,404	6,010
Transfer to defined contribution plan	(2,233)	--
Benefits paid	(9,960)	(1,872)
Fair value of plan assets at end of year	$47,813	$56,602

Funded status:
Prepaid benefit cost	$6,299	$7,162

Prepaid benefit costs of approximately $6.3 million and approximately $7.2 million are included in other assets on the accompanying audited consolidated balance sheets for fiscal 2007 and 2006.  We do not expect to make any contributions related to the OshKosh defined benefit plan during fiscal 2008.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

(dollars in thousands) Fiscal Year
2008	$1,280
2009	$1,420
2010	$1,220
2011	$1,510
2012	$1,820
2013-2017	$13,650

We also sponsor a defined contribution plan within the United States.  The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served.  The plan provides for the option for employee contributions up to statutory limits, of which we match up to 4% of the employee contributions, at a rate of 100% on the first 3% and 50% on the next 2%.  Our expense for the defined contribution plan totaled approximately $2,823,000 for the fiscal year ended December 29, 2007, $3,078,000 for the fiscal year ended December 30, 2006, and $2,029,000 for the fiscal year ended December 31, 2005.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES:

Effective December 31, 2006 (the first day of our fiscal year 2007), we adopted the provisions of FIN 48.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The provision (benefit) for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Current tax provision (benefit):
Federal	$45,997	$44,277	$26,226
State	4,585	5,736	4,402
Foreign	578	453	(343)
Total current provision	51,160	50,466	30,285
Deferred tax (benefit) provision:
Federal	(10,120)	1,349	(203)
State	490	(847)	583
Total deferred (benefit) provision	(9,630)	502	380
Total provision	$41,530	$50,968	$30,665

The foreign portion of the current tax position relates primarily to foreign tax credit withholdings related to our foreign royalty income.

The Company’s effective tax rate for fiscal 2007 was impacted by the impairment of the cost in excess of fair value of net assets acquired of $142.9 million, as such charge is not deductible for tax purposes but impacts income (loss) before income taxes.  The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	December 29, 2007	December 30, 2006

Statutory federal income tax rate	35.0%	35.0%
Impairment of OshKosh cost in excess of fair value of net assets acquired	(171.9)	--
State income taxes, net of federal income tax benefit	(11.3)	2.3
Settlement of uncertain tax positions	1.7	--
Federal tax-exempt income	1.7	(0.5)
Other	2.0	0.1
Total	(142.8%)	36.9%

The portion of income (loss) before income taxes attributable to foreign income was approximately $235,000 for the fiscal year ended December 30, 2006 and ($243,000) for the fiscal year ended December 31, 2005.  There was no income or (loss) before taxes attributable to foreign income for the fiscal year ended December 29, 2007.

The Company and its subsidiaries file income tax returns in the U.S. and in various states and local jurisdictions.  The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax returns for fiscal 2004 and fiscal 2005.  The Company is currently expecting this audit to be completed in fiscal 2008, and does not expect to make any material payments as a result of the completion of this audit.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2003.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

In connection with the adoption of FIN 48, we recorded a cumulative effect of adoption, reducing our reserves for unrecognized tax benefits by approximately $2.6 million as of December 31, 2006 and increasing retained earnings by $2.6 million.  Additionally, we reclassified, as of December 31, 2006, approximately $6.9 million of reserves for unrecognized tax benefits from current liabilities to long-term liabilities on the accompanying audited consolidated balance sheet.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
Balance at December 30, 2006	$8,098
Additions based on tax positions related to fiscal 2007	1,950
Additions for prior year tax positions	1,816
Reductions for lapse of statute of limitations	(1,259)
Reductions for prior year tax settlements	(961)
Balance at December 29, 2007	$9,644

During fiscal 2007, we recognized approximately $0.6 million in tax benefits previously reserved for which the statute of limitations expired in September 2007.  In addition, we recognized approximately $2.0 million of pre-Acquisition obligations previously reserved for consisting of $1.0 million that was settled during fiscal 2007 with taxing authorities, $0.7 million for which the statute of limitations expired in September 2007, and $0.3 million of interest related to these tax obligations.  These pre-Acquisition uncertainties have been reflected as an adjustment to the OshKosh tradename asset in accordance with EITF 93-7.

The Company’s reserve for unrecognized tax benefits as of December 29, 2007 includes approximately $6.0 million of reserves which, if ultimately recognized, will impact the company’s effective tax rate in the period settled.  The reserve for unrecognized tax benefit also includes $2.8 million of reserves which, if ultimately recognized, would be reflected as an adjustment to the Carter’s costs in excess of fair value of net assets acquired or the OshKosh tradename asset.  In addition, included is $0.8 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authority.

Included in the reserves for unrecognized tax benefits are approximately $1.5 million of reserves for which the Company is expecting the successful conclusion of certain income tax examinations during fiscal 2008.  Such exposures relate primarily to the deductibility of certain operating expenses.  Unrecognized tax benefits also include approximately $0.3 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2008.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2008 and the quarter in which the benefits are recognized.  In addition, our unrecognized tax benefits include approximately $0.9 million of pre-Acquisition reserves which are expected to be settled in conjunction with the successful conclusion of certain income tax examinations for 2005 and approximately $0.6 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2008.  Recognition of these uncertainties would be reflected as an adjustment to the OshKosh tradename asset in accordance with EITF 93-7.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal year ended December 29, 2007, the Company recognized approximately $0.1 million in interest expense.  The Company had approximately $1.3 million of interest accrued as of December 29, 2007.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 29, 2007	December 30, 2006
Current deferred taxes:	Assets (Liabilities)
Accounts receivable allowance	$6,651	$6,159
Inventory	8,710	4,806
Accrued liabilities	6,797	9,368
Deferred employee benefits	3,059	2,422
Other	(983)	(378)
Total current deferred taxes	$24,234	$22,377

Non-current deferred taxes:
Depreciation	$(5,990)	$(5,972)
Tradename and licensing agreements	(115,840)	(122,914)
Deferred employee benefits	2,503	2,404
Other	5,621	698
Total non-current deferred taxes	$(113,706)	$(125,784)

NOTE 9—LEASE COMMITMENTS:

Rent expense under operating leases was approximately $50,824,000 for the fiscal year ended December 29, 2007, $46,907,000 for the fiscal year ended December 30, 2006, and $40,864,000 for the fiscal year ended December 31, 2005.

Minimum annual rental commitments under current noncancellable operating leases as of December 29, 2007 were as follows:

(dollars in thousands)
Fiscal Year	Buildings, primarily retail stores	Transportation equipment	Data processing equipment	Manufacturing equipment	Total noncancellable leases
2008	$46,367	$46	$2,421	$195	$49,029
2009	41,337	18	729	46	42,130
2010	35,125	2	50	25	35,202
2011	26,273	--	--	6	26,279
2012	17,850	--	--	2	17,852
Thereafter	41,683	--	--	--	41,683
Total	$208,635	$66	$3,200	$274	$212,175

We currently operate 391 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet.  Generally, leases have an average term of approximately five years with additional five-year renewal options.

In accordance with SFAS No. 13, "Accounting for Leases," we review all of our leases to determine whether they qualify as operating or capital leases.  As of December 29, 2007, all of our leases are classified as operating.  Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term.  We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term.  Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We also have other commitments and contingent liabilities related to legal proceedings, self-insurance programs, and matters arising out of the normal course of business.  We accrue contingencies based upon a range of possible outcomes.  If no amount within this range is a better estimate than any other, then we accrue the minimum amount.  Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the Company’s reported results of operations in any given period.

As of December 29, 2007, we have entered into various purchase order commitments with full-package suppliers for merchandise for resale that approximates $194.5 million.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

NOTE 11—OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:
(dollars in thousands)	December 29, 2007	December 30, 2006
Accrued income taxes (Note 8)	$11,719	$13,837
Accrued workers’ compensation	9,700	10,012
Accrued sales and use taxes	3,227	2,924
Accrued interest	2,845	3,170
Accrued gift certificates	2,239	2,939
Accrued severance and relocation	2,224	309
Accrued purchase accounting reserves (see Note 14)	1,163	4,787
Accrued incentive compensation	327	10,678
Other current liabilities	13,222	14,924
Total	$46,666	$63,580

NOTE 12—VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable and inventory reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Excess and obsolete inventory reserves
Balance, January 1, 2005	$2,878	$150	$9,884
Additions, charged to expense	4,833	1,040	8,638
Charges to reserve	(3,764)	(1,040)	(10,222)
Balance, December 31, 2005	3,947	150	8,300
Additions, charged to expense	4,468	732	6,535
Charges to reserve	(5,099)	(732)	(8,935)
Balance, December 30, 2006	3,316	150	5,900
Additions, charged to expense	6,288	556	15,193
Charges to reserve	(4,861)	(556)	(10,952)
Balance, December 29, 2007	$4,743	$150	$10,141

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION:

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

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue.  Certain costs, including incentive compensation for certain employees, plant closure costs, and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below.  Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory.  The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements.

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the fiscal years ended
	December 29, 2007	% of Total	December 30, 2006	% of Total	December 31, 2005 (a)		% of Total
Net sales:
Wholesale-Carter’s	$482,350	34.2%	$464,636	34.6%	$427,043		38.1%
Wholesale-OshKosh	86,555	6.1%	96,351	7.2%	59,707		5.3%
Retail-Carter’s	366,296	25.9%	333,050	24.8%	316,477		28.2%
Retail-OshKosh	233,776	16.6%	229,103	17.0%	140,104		12.5%
Mass Channel-Carter’s	243,269	17.2%	220,327	16.4%	178,027		15.9%
Total net sales	$1,412,246	100.0%	$1,343,467	100.0%	$1,121,358		100.0%

Operating (loss) income:		% of segment net sales		% of segment net sales			% of segment net sales
Wholesale-Carter’s	$93,663	19.4%	$87,335	18.8%	$80,566		18.9%

Wholesale-OshKosh	(1,220)	(1.4%)	11,204	11.6%	666	(b)	1.1%

OshKosh cost in excess of fair value of net assets acquired-impairment	(35,995)	(41.6%)	--	--	--		--
Net Wholesale-OshKosh	(37,215)	(43.0%)	11,204	11.6%	666	(b)	1.1%

Retail-Carter’s	60,714	16.6%	56,415	16.9%	63,179		20.0%

Retail-OshKosh	6,474	2.8%	18,809	8.2%	8,702	(c)	6.2%

OshKosh cost in excess of fair value of net assets acquired-impairment	(106,891)	(45.8%)	--	--	--		--
Net Retail-OshKosh	(100,417)	(43.0%)	18,809	8.2%	8,702	(c)	6.2%

Mass Channel-Carter’s	32,982	13.6%	33,517	15.2%	21,588		12.1%

Mass Channel-OshKosh (d)	2,685	--	2,428	--	801		--

Segment operating income	52,412	3.7%	209,708	15.6%	175,502		15.7%

Other reconciling items	(46,421)	(3.3%)	(44,597)	(3.3%)	(54,256)		(4.8%)

OshKosh tradename impairment	(12,000)	(0.8%)	--	--	--		--
Net other reconciling items	(58,421)	(4.1%)	(44,597)	(3.3%)	(54,256)		(4.8%)

Total operating (loss) income	$(6,009)	(0.4%)	$165,111	12.3%	$121,246		10.8%

(a)	Includes OshKosh results from the July 14, 2005 Acquisition date through December 31, 2005.
(b)	Includes a charge of $3.3 million related to a fair value step-up for wholesale inventory acquired from OshKosh.
(c)	Includes a charge of $10.6 million related to a fair value step-up for retail store inventory acquired from OshKosh.
(d)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.

In fiscal 2007, one customer in our wholesale segment accounted for 10% of our consolidated net sales and one customer in our mass channel segment accounted for 10% of our consolidated net sales.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT INFORMATION:  (Continued)

The table below represents inventory, net, by segment:

(dollars in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Wholesale-Carter’s	$91,191	$74,737	$63,401
Wholesale-OshKosh	32,594	32,163	37,095
Retail-Carter’s	32,969	23,612	28,470
Retail-OshKosh	23,462	18,422	20,497
Mass Channel-Carter’s	45,278	44,654	38,991
Total	$225,494	$193,588	$188,454

Wholesale inventories include inventory produced and warehoused for the retail segment.

The following represents property, plant, and equipment, net, by geographic area:

(dollars in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
United States	$75,053	$87,940	$78,902
International	--	--	556
Total	$75,053	$87,940	$79,458

Our international operations consisted of sewing facilities and, accordingly, no revenues were recorded at these locations.

The following represents cost in excess of fair value of net assets acquired by segment:

(dollars in thousands)	Wholesale – Carter’s	Wholesale – OshKosh	Retail – Carter’s	Retail –OshKosh	Mass Channel – Carter’s	Total

Balance at December 30, 2006	$51,814	$36,071	$82,025	$107,115	$2,731	$279,756
Intangible asset impairment	--	(35,995)	--	(106,891)	--	(142,886)
Adjustments	--	(76)	--	(224)	--	(300)
Balance at December 29, 2007	$51,814	$--	$82,025	$--	$2,731	$136,570

NOTE 14—FACILITY CLOSURE AND RESTRUCTURING COSTS:

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the White House distribution facility would be significantly shortened.  Accordingly, we have written down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the White House facility ceased as of April 5, 2007, at which point the White House land, building, and equipment assets of $6.1 million were reclassified as held for sale on the accompanying audited consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FACILITY CLOSURE AND RESTRUCTURING COSTS:  (Continued)

For a majority of the affected employees, severance benefits were communicated on February 20, 2007.  Approximately 215 employees were terminated.

During fiscal 2007, we recorded costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million of other closure costs.

During the first quarter of fiscal 2007, the Company established a restructuring reserve related to the closure of the White House facility consisting of $2.0 million of severance and $0.1 million of other exit costs.  As of December 29, 2007, approximately $0.3 million of severance is included in other current liabilities on the accompanying audited consolidated balance sheet.

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

The following table summarizes restructuring activity related to the Acquisition in fiscal 2007 and fiscal 2006 and are included in other current liabilities on the accompanying audited consolidated balance sheets:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 31, 2005	$8,209	$1,926	$6,552	$898	$17,585
Payments	(5,294)	(1,377)	(4,999)	(399)	(12,069)
Adjustments to cost in excess of fair value of net assets acquired	(780)	170	180	(299)	(729)
Balance at December 30, 2006	2,135	719	1,733	200	4,787
Payments	(1,624)	(641)	(1,059)	--	(3,324)
Adjustments to cost in excess of fair value of net assets acquired	(100)	--	--	(200)	(300)
Balance at December 29, 2007	$411	$78	$674	$--	$1,163

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—UNAUDITED QUARTERLY FINANCIAL DATA:

Unaudited summarized financial data by quarter for the fiscal years ended December 29, 2007 and December 30, 2006 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2007:
Net sales	$320,128	$287,775	$410,949	$393,394
Gross profit	106,380	95,418	145,856	135,596
Selling, general, and administrative expenses	88,246	84,635	94,241	92,704
Royalty income	7,545	6,700	8,649	7,844
Operating income (loss)	21,172	(137,873)	60,008	50,684
Net income (loss)	9,611	(143,449)	34,618	28,602
Basic net income (loss) per common share	0.16	(2.48)	0.60	0.50
Diluted net income (loss) per common share	0.16	(2.48)	0.58	0.48
2006:
Net sales	$296,447	$277,577	$391,977	$377,466
Gross profit	108,164	97,235	147,220	135,878
Selling, general, and administrative expenses	82,982	82,466	93,496	93,515
Royalty income	7,174	6,654	7,782	7,554
Operating income	32,275	21,413	61,506	49,917
Net income	15,785	9,018	34,977	27,439
Basic net income per common share	0.27	0.16	0.60	0.47
Diluted net income per common share	0.26	0.15	0.57	0.45

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by ITEM 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. to be held on May 9, 2008.  Carter’s, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by ITEM 11 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	5,597,559	$9.46	1,725,019
Equity compensation plans not approved by security holders	--	--	--
Total	5,597,559	$9.46	1,725,019

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc.’s Amended and Restated 2003 Equity Incentive Plan.

Additional information called for by ITEM 12 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by ITEM 13 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by ITEM 14 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 12, 2006.*********

3.2	By-laws of Carter’s, Inc.***

4.1	Specimen Certificate of Common Stock. ****

10.1	Amended and Restated Employment Agreement between Carter’s, Inc., The William Carter Company, and Frederick J. Rowan, II, dated as of August 29, 2005. ****

10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001. *

10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001. *

10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001. *

10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001. *

10.6	Amended and Restated 2003 Equity Incentive Plan. ****

10.7
Credit Agreement dated as of July 14, 2005 among The William Carter Company, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent, Credit Suisse as syndication Agent, The Other Lenders Party Hereto and Banc of America Securities LLC and Credit Suisse as Joint Lead Arrangers and Joint Bookrunning Managers, and JP Morgan Chase Bank, N.A., U.S. Bank National Association and Wachovia Bank, National Association, as Co-Documentation Agent.******

10.8
Amendment No. 1 among the Company, each leader from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the Required Lenders, the Term Lenders and the Additional Term 1 Lenders, in each case listed on the signature pages thereto, to the Credit Agreement, dated as of July 14, 2005.********

10.9	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C.*

10.10	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter's, Inc. and the stockholders of Carter's, Inc., as amended. ****

10.11	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C.***

10.12	Amended and Restated Supplemental Executive Retirement Agreement dated as of November 1, 1993, by and between Frederick J. Rowan, II and The William Carter Company. **

10.13	First Amendment to Amended and Restated Supplemental Executive Retirement Agreement dated as of October 30, 1996, by and between Frederick J. Rowan, II and The William Carter Company. **

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

10.19	The William Carter Company Severance plan, Administrative Provisions, and Claims Procedure, dated as of February 15, 2007.*********

21	Subsidiaries of Carter’s, Inc. *******

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

*	Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

**	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on August 25, 2003.

***	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.

****	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

*****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.

******	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on July 14, 2005.

*******	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 15, 2006.

********	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on April 28, 2006.

*********	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on February 27, 2008.

CARTER’S, INC.

Date: February 27, 2008	By:	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ FREDERICK J. ROWAN, II	Chairman of the Board of Directors and Chief Executive Officer
Frederick J. Rowan, II

/s/ MICHAEL D. CASEY	Executive Vice President and Chief Financial Officer
Michael D. Casey

/s/ BRADLEY M. BLOOM	Director
Bradley M. Bloom

/s/ PAUL FULTON	Director
Paul Fulton

/s/ WILLIAM MONTGORIS	Director
William Montgoris

/s/ DAVID PULVER	Director
David Pulver

/s/ ELIZABETH A. SMITH	Director
Elizabeth A. Smith

/s/ JOHN R. WELCH	Director
John R. Welch

/s/ THOMAS WHIDDON	Director
Thomas Whiddon