Form 10-Q
period 2008-04-25
CARTERS INC
filed 2008-04-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting  Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 25, 2008
Common stock, par value $0.01 per share	56,591,085

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	March 29, 2008	December 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$65,546	$49,012
Accounts receivable, net	128,501	119,707
Finished goods inventories, net	174,232	225,494
Prepaid expenses and other current assets	10,285	9,093
Assets held for sale	6,109	6,109
Deferred income taxes	25,293	24,234

Total current assets	409,966	433,649
Property, plant, and equipment, net	71,557	75,053
Tradenames	306,733	308,233
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	4,463	4,743
Licensing agreements, net	8,001	8,915
Leasehold interests, net	568	684
Other assets	7,193	6,821

Total assets	$945,051	$974,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,379	$3,503
Accounts payable	30,097	56,589
Other current liabilities	45,425	46,666

Total current liabilities	79,901	106,758
Long-term debt	337,150	338,026
Deferred income taxes	114,177	113,706
Other long-term liabilities	30,998	34,049

Total liabilities	562,226	592,539

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 29, 2008 and December 29, 2007	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 57,008,933 and 57,663,315 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	570	576
Additional paid-in capital	223,778	232,356
Accumulated other comprehensive income	392	2,671
Retained earnings	158,085	146,526

Total stockholders’ equity	382,825	382,129

Total liabilities and stockholders’ equity	$945,051	$974,668

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended
	March 29, 2008	March 31, 2007

Net sales	$329,972	$320,128
Cost of goods sold	225,057	213,748

Gross profit	104,915	106,380
Selling, general, and administrative expenses	92,276	88,246
Closure costs	--	4,507
Royalty income	(7,914)	(7,545)

Operating income	20,553	21,172
Interest expense, net	4,520	5,728

Income before income taxes	16,033	15,444
Provision for income taxes	4,474	5,833

Net income	$11,559	$9,611

Basic net income per common share	$0.20	$0.16
Diluted net income per common share	$0.19	$0.16
Basic weighted-average number of shares outstanding	57,215,027	58,447,494
Diluted weighted-average number of shares outstanding	59,306,222	61,210,621

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the three-month periods ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$11,559	$9,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,007	8,661
Amortization of debt issuance costs	280	292
Non-cash stock-based compensation expense	1,586	1,617
Income tax benefit from exercised stock options	(40)	(360)
Loss on sale of property, plant, and equipment	--	194
Deferred income taxes	669	(1,401)
Non-cash closure costs	--	2,414
Effect of changes in operating assets and liabilities:
Accounts receivable	(8,794)	(6,249)
Inventories	51,262	34,014
Prepaid expenses and other assets	(1,564)	(4,917)
Accounts payable and other liabilities	(33,031)	(37,199)

Net cash provided by operating activities	28,934	6,677

Cash flows from investing activities:
Capital expenditures	(2,485)	(3,118)

Net cash used in investing activities	(2,485)	(3,118)

Cash flows from financing activities:
Payments on term loan	--	(876)
Share repurchase (Note 7)	(10,020)	(30,000)
Income tax benefit from exercised stock options	40	360
Proceeds from exercise of stock options	65	162

Net cash used in financing activities	(9,915)	(30,354)

Net increase (decrease) in cash and cash equivalents	16,534	(26,795)
Cash and cash equivalents, beginning of period	49,012	68,545

Cash and cash equivalents, end of period	$65,546	$41,750

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)
	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 29, 2007	$576	$232,356	$2,671	$146,526	$382,129
Income tax benefit from exercised stock options	--	40	--	--	40
Exercise of stock options (11,070 shares)	--	65	--	--	65
Stock-based compensation expense	--	1,331	--	--	1,331
Share repurchase (674,358 shares) (Note 7)	(6)	(10,014)	--	--	(10,020)
Comprehensive income (loss):
Net income	--	--	--	11,559	11,559
Unrealized loss on interest rate swap, net of tax benefit of $847	--	--	(1,478)	--	(1,478)
Unrealized loss on interest rate collar, net of tax benefit of $459	--	--	(801)	--	(801)
Total comprehensive income (loss)	--	--	(2,279)	11,559	9,280
Balance at March 29, 2008	$570	$223,778	$392	$158,085	$382,825

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

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 29, 2008, the results of our operations for the three-month periods ended March 29, 2008 and March 31, 2007, cash flows for the three-month periods ended March 29, 2008 and March 31, 2007 and changes in stockholders’ equity for the three-month period ended March 29, 2008.  Operating results for the three-month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009.  Our accompanying condensed consolidated balance sheet as of December 29, 2007 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K in the notes to our audited consolidated financial statements for the fiscal year ended December 29, 2007.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2008 reflect our financial position as of March 29, 2008.  The first quarter of fiscal 2007 ended on March 31, 2007.

Certain prior year amounts have been reclassified for comparative purposes.

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

Cost in excess of fair value of net assets acquired represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 (the “2001 acquisition”) over the fair value of the net assets acquired.  Our cost in excess of fair value of net assets acquired is not deductible for tax purposes.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:  (Continued)

  In connection with the acquisition of OshKosh B’Gosh, Inc. on July 14, 2005, (the “Acquisition”) the Company recorded cost in excess of fair value of net assets acquired, tradename, licensing, and leasehold interest assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141").  During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  This assessment was performed in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."  Based on this assessment, impairment charges of approximately $36.0 million and $106.9 million were recorded to reflect the impairment of the cost in excess of fair value of net assets acquired for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.  For cost in excess of fair value of net assets acquired, the fair value was determined using the expected present value of future cash flows.  For the OshKosh tradename, the fair value was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.

During the three-month period ended March 29, 2008, approximately $0.9 million of contingencies recorded in connection with the Acquisition were reversed due to settlement with taxing authorities.  This reversal resulted in a corresponding reduction to the OshKosh tradename asset of $1.5 million and a reduction in the related deferred tax liability of $0.6 million in accordance with Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

The Company’s intangible assets were as follows:
		March 29, 2008			December 29, 2007
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$86,500	$--	$86,500	$88,000	$--	$88,000
OshKosh licensing agreements	4.7 years	$19,100	$11,099	$8,001	$19,100	$10,185	$8,915
Leasehold interests	4.1 years	$1,833	$1,265	$568	$1,833	$1,149	$684

Amortization expense for intangible assets was approximately $1.0 million and $1.2 million for the three-month periods ended March 29, 2008 and March 31, 2007, respectively.  Annual amortization expense for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

(dollars in thousands)
Fiscal Year	Estimated amortization expense

2008 (period from March 30 through January 3, 2009)	$3,075
2009	3,717
2010	1,777

Total	$8,569

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 4 - INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions. The Internal Revenue Service has recently completed an income tax examination for fiscal 2004 and 2005, and has recently notified the Company that fiscal 2006 will be examined.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2004.

During the first quarter of fiscal 2008, we recognized approximately $1.6 million in tax benefits due to the completion of an Internal Revenue Service audit for fiscal 2004 and 2005.  In addition, we recognized approximately $0.9 million of pre-Acquisition uncertanties previously reserved for upon completion of these audits.  These pre-Acquisition uncertainties have been reflected as a reduction in the OshKosh tradename asset in accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.”

As of March 29, 2008, the Company had gross unrecognized tax benefits of approximately $6.7 million.  The Company’s reserve for unrecognized tax benefits as of March 29, 2008 includes approximately $4.6 million of reserves which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The reserve for unrecognized tax benefits also includes $1.9 million of reserves which, if ultimately recognized, would be reflected as an adjustment to the Carter’s cost in excess of fair value of net assets acquired or the OshKosh tradename asset, and $0.2 million for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $0.3 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2008.  Such exposures relate primarily to state and local income tax matters.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2008 and the tax rate in the quarter in which the benefits are recognized.  In addition, the reserves for unrecognized tax benefits include approximately $0.6 million of pre-Acquisition reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2008.  Recognition of these uncertainties would be reflected as an additional adjustment to the OshKosh tradename asset in accordance with EITF 93-7.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $1.0 million of interest accrued as of March 29, 2008.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 29, 2008, as required by SFAS 157:

(dollars in millions)	Level 1	Level 2	Level 3

Assets
Investments	$--	$--	$--

Liabilities
Interest rate swap	$--	$2.7	$--
Interest rate collar	$--	$1.8	$--

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of March 29, 2008, approximately $146.7 million of our outstanding term loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.

Both our interest rate swap agreement and collar are traded in the over the counter market.  Fair values are based on quoted market prices for similar liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  We also offer life insurance to current and certain future retirees.  Employee contributions are required as a condition of participation for both medical benefits and life insurance and our liabilities are net of these expected employee contributions.  Additionally, we have an obligation under a defined benefit plan covering certain former officers and their spouses.  See Note 7 “Employee Benefit Plans” to our audited consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

The components of post-retirement benefit expense charged to operations are as follows:
	For the three-month periods ended
(dollars in thousands)	March 29, 2008	March 31, 2007

Service cost – benefits attributed to service during the period	$27	$26
Interest cost on accumulated post-retirement benefit obligation	131	130
Total net periodic post-retirement benefit cost	$158	$156

The components of pension expense charged to operations are as follows:
	For the three-month periods ended
(dollars in thousands)	March 29, 2008	March 31, 2007

Interest cost on accumulated pension benefit obligation	$13	$15

The Company acquired two defined-benefit pension plans in connection with the Acquisition.  The benefits for certain current and former employees of OshKosh under these pension plans were frozen as of December 31, 2005.

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

The Company’s net periodic pension benefit included in the statement of operations was comprised of:
	For the three-month periods ended
(dollars in thousands)	March 29, 2008	March 31, 2007

Interest cost on accumulated pension benefit obligation	$562	$551
Expected return on assets	(943)	(912)
Amortization of actuarial gain	(19)	(35)
Total net periodic pension benefit	$(400)	$(396)

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – COMMON STOCK:

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

During the three-month period ended March 29, 2008, the Company repurchased and retired approximately $10.0 million, or 674,358 shares, of its common stock at an average price of $14.86 per share.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

Since inception of the program and through the three-month period ended March 29, 2008, the Company repurchased and retired approximately $67.5 million, or 3,147,577 shares, of its common stock at an average price of $21.44 per share.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

During the three-month period ended March 31, 2007, the Company repurchased and retired approximately $30.0 million, or 1,252,832 shares, of its common stock at an average price of $23.95 per share.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

NOTE 8 – STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three-month period ended March 29, 2008:

For the three-month period ended March 29, 2008

Volatility	35.42%
Risk-free interest rate	3.24%
Expected term (years)	6.0
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – STOCK-BASED COMPENSATION:  (Continued)

The following table summarizes our stock option and restricted stock activity during the three-month period ended March 29, 2008:

	Time- based stock options	Performance-based stock options	Retained stock options	Restricted stock

Outstanding, December 29, 2007	4,315,689	620,000	661,870	372,283

Granted	15,250	--	--	14,106
Exercised	(11,070)	--	--	--
Vested restricted stock	--	--	--	(28,500)
Forfeited	(19,600)	--	--	(5,200)
Expired	--	--	--	--

Outstanding, March 29, 2008	4,300,269	620,000	661,870	352,689

Exercisable, March 29, 2008	3,511,733	--	661,870	--

During the three-month period ended March 29, 2008, we granted 15,250 time-based stock options with a Black-Scholes fair value of $8.25 and an exercise price of $20.60.  In connection with this grant, we recognized approximately $2,867 in stock-based compensation expense during the three-month period ended March 29, 2008.

During the three-month period ended March 29, 2008, we granted 7,625 shares of restricted stock to employees with a fair value on the date of grant of $20.60.  In connection with this grant, we recognized approximately $3,580 in stock-based compensation expense during the three-month period ended March 29, 2008.

During the three-month period ended March 29, 2008, we granted 6,481 shares of restricted stock to a director with a fair value of the date of grant of $15.43.  In connection with this grant, we recognized approximately $2,648 in stock-based compensation expense during the three-month period ended March 29, 2008.

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time- based stock options	Performance-based stock options	Restricted stock	Total

2008 (period from March 30 through January 3, 2009)	$2,131	$251	$1,735	$4,117
2009	1,788	70	1,936	3,794
2010	1,090	--	1,287	2,377
2011	630	--	753	1,383
2012	4	--	5	9
Total	$5,643	$321	$5,716	$11,680

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – SEGMENT INFORMATION:

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

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the three-month period ended March 29, 2008	% of Total	For the three-month period ended March 31, 2007		% of Total

Net sales:
Wholesale-Carter’s	$117,832	35.7%	$112,653		35.2%
Wholesale-OshKosh	18,449	5.6%	24,993		7.8%
Retail-Carter’s	86,402	26.2%	74,826		23.4%
Retail-OshKosh	44,365	13.4%	45,848		14.3%
Mass Channel-Carter’s	62,924	19.1%	61,808		19.3%
Total net sales	$329,972	100.0%	$320,128		100.0%

Operating income (loss):		% of segment net sales			% of segment net sales
Wholesale-Carter’s	$21,559	18.3%	$21,386		19.0%
Wholesale-OshKosh	(2,524)	(13.7%)	(687)		(2.7%)
Retail-Carter’s	11,442	13.2%	7,909		10.6%
Retail-OshKosh	(6,733)	(15.2%)	(1,293)		(2.8%)
Mass Channel-Carter’s	6,742	10.7%	8,351		13.5%
Mass Channel-OshKosh (a)	531	--	527		--
Segment operating income	31,017	9.4%	36,193		11.3%
Other reconciling items	(10,464)	(3.2%)	(15,021)	(b)	(4.7%)
Total operating income	$20,553	6.2%	$21,172		6.6%

(a)	OshKosh mass channel consists of a licensing agreement with Target. Operating income consists of royalty income, net of related expenses.

(b)	Includes $6.0 million in closure costs related to the closure of our OshKosh distribution center including $1.5 million in accelerated depreciation.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – FACILITY CLOSURE AND RESTRUCTURING COSTS:

OshKosh Distribution Facility

The Company continually evaluates opportunities to reduce its supply chain complexity and lower costs.  In the first quarter of fiscal 2007, the Company determined that OshKosh brand products can be effectively distributed through its other distribution facilities and third-party logistics providers.  On February 15, 2007, the Company’s Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the OshKosh distribution facility would be significantly shortened.  Accordingly, we wrote down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the OshKosh facility ceased as of April 5, 2007 at which point the land, building, and equipment assets of $6.1 million were reclassified as held for sale on the accompanying unaudited condensed consolidated balance sheet.

During the first quarter of fiscal 2007, we recorded closure costs of $6.0 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $1.5 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.1 million of other closure costs.

Acquisition Restructuring

In connection with the Acquisition, management developed a plan to restructure and integrate the operations of OshKosh.  In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” liabilities were established for OshKosh severance, lease termination costs associated with the closure of 30 OshKosh retail stores, contract termination costs, and other exit and facility closure costs.

The following table summarizes restructuring reserves related to the Acquisition which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other exit costs	Lease termination costs	Total

Balance at December 29, 2007	$489	$674	$1,163
Payments	(458)	--	(458)
Adjustments	--	--	--
Balance at March 29, 2008	$31	$674	$705

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – EARNINGS PER SHARE:

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

For the three-month period ended March 29, 2008, anti-dilutive shares of 999,885 and performance-based stock options of 620,000, were excluded from the computations of diluted earnings per share and for the three-month period ended March 31, 2007, anti-dilutive shares of 529,500 and performance-based stock options of 620,000 were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended
	March 29, 2008	March 31, 2007

Net income	$11,559,000	$9,611,000
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,215,027	58,447,494
Dilutive effect of unvested restricted stock	67,209	49,760
Dilutive effect of stock options	2,023,986	2,713,367
Diluted number of common and common equivalent shares outstanding	59,306,222	61,210,621

Basic net income per common share	$0.20	$0.16
Diluted net income per common share	$0.19	$0.16

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. FAS 157-2, which delays the effective date of SFAS 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.  We have evaluated the impact that FSP No. FAS 157-2 will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, “Business Combinations.”  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter fiscal 2009 consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2008 reflect our financial position as of March 29, 2008.  The first quarter of fiscal 2007 ended on March 31, 2007.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	March 29, 2008	March 31, 2007

Wholesale sales:
Carter’s	35.7%	35.2%
OshKosh	5.6	7.8
Total wholesale sales	41.3	43.0

Retail store sales:
Carter’s	26.2	23.4
OshKosh	13.4	14.3
Total retail store sales	39.6	37.7

Mass channel sales	19.1	19.3

Consolidated net sales	100.0	100.0
Cost of goods sold	68.2	66.8

Gross profit	31.8	33.2
Selling, general, and administrative expenses	28.0	27.6
Closure costs	--	1.4
Royalty income	(2.4)	(2.4)

Operating income	6.2	6.6
Interest expense, net	1.3	1.8

Income before income taxes	4.9	4.8
Provision for income taxes	1.4	1.8

Net income	3.5%	3.0%

Number of retail stores at end of period:
Carter’s	229	220
OshKosh	163	157
Total	392	377

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:  (Continued)

Three-month period ended March 29, 2008 compared to the three-month period ended March 31, 2007

CONSOLIDATED NET SALES

In the first quarter of fiscal 2008, consolidated net sales increased $9.8 million, or 3.1%, to $330.0 million and reflect growth in all of our Carter’s brand distribution channels, partially offset by a decrease in our OshKosh brand distribution channels.

	For the three-month periods ended
(dollars in thousands)	March 29, 2008	% of Total	March 31, 2007	% of Total
Net sales:
Wholesale-Carter’s	$117,832	35.7%	$112,653	35.2%
Wholesale-OshKosh	18,449	5.6%	24,993	7.8%
Retail-Carter’s	86,402	26.2%	74,826	23.4%
Retail-OshKosh	44,365	13.4%	45,848	14.3%
Mass Channel-Carter’s	62,924	19.1%	61,808	19.3%
Total net sales	$329,972	100.0%	$320,128	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $5.2 million, or 4.6%, in the first quarter of fiscal 2008 to $117.8 million.  The increase in Carter’s brand wholesale sales was driven by an 11% increase in units shipped, partially offset by a 6% decline in average price per unit, as compared to the first quarter of fiscal 2007.

The increase in units shipped during the first quarter of fiscal 2008 was driven by increased shipments of our baby and playwear products, due primarily to the timing of demand.  The number of sleepwear units shipped was flat compared to the first quarter of fiscal 2007.  The average price per unit decline was due to more competitive pricing in our baby and playwear product categories, partially offset by an increase in average price per unit in our sleepwear product category due to the mix of products sold.  Carter’s wholesale sales for the first half of fiscal 2008 are expected to be relatively flat compared to the first half of fiscal 2007.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $6.5 million, or 26.2%, in the first quarter of fiscal 2008 to $18.4 million.  The decrease in OshKosh brand wholesale sales reflects a 24% decrease in average price per unit and a 3% decrease in units shipped as compared to the first quarter of fiscal 2007.  The lower average price per unit reflects a change in strategy to reposition the OshKosh brand to appeal to a broader audience of mainstream consumers.  We believe we have strengthened the OshKosh brand to be more competitive in the marketplace and enhance the profitability of our customers.  The benefits from this change in strategy are not expected to meaningfully improve our OshKosh brand sales and related profitability until later this year when the cumulative effect of changes in talent, product benefits, pricing, branding, and sourcing strategies are reflected in our Spring 2009 product line.  Our Spring 2009 product line begins shipping in the latter part of the fourth quarter of fiscal 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

MASS CHANNEL SALES

Mass channel sales increased $1.1 million, or 1.8%, in the first quarter of fiscal 2008 to $62.9 million.  The increase was driven by a $4.8 million, or 21.1%, increase in sales of our Just One Year brand to Target, offset by a $3.7 million, or 9.4% decrease in sales of our Child of Mine brand to Wal-Mart.  The increase in Just One Year sales was driven primarily from increased productivity and new door growth.  The decrease in Child of Mine sales was due to disappointing performance of certain Spring 2008 products.  We are strengthening the underperforming Child of Mine product categories for Fall 2008 which is planned up 5% as compared to Fall 2007.  Fall 2008 begins shipping in June 2008.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $11.6 million, or 15.5%, in the first quarter of fiscal 2008 to $86.4 million.  The increase was driven by a comparable store sales increase of 12.3%, or $9.2 million, and incremental sales of $2.7 million generated by new store openings, partially offset by the impact of store closures of $0.3 million.

On a comparable store basis, units per transaction increased 7.5%, and average prices increased 0.6%.  The increase in units per transaction was driven by strong product performance in all categories, particularly in baby and playwear.  In order to better support demand, inventory per door increased 24% over the first quarter of fiscal 2007.  By comparison, inventory per door at the end of the first quarter of fiscal 2007 was down 20% compared to the first quarter of fiscal 2006.  Over the two year period, first quarter 2008 inventory per door was down 1%.

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales for such store will continue to be included in the comparable store calculation.  If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store.  Stores that are closed during the period are included in the comparable store sales calculation up to the date of closing.

There were a total of 229 Carter’s retail stores as of March 29, 2008.  During the first quarter of fiscal 2008, we opened one store.  In total, we plan to open 25 and close five Carter’s retail stores during fiscal 2008.

OSHKOSH RETAIL STORES

OshKosh retail store sales decreased $1.5 million, or 3.2%, in the first quarter of fiscal 2008 to $44.4 million.  The decrease reflects a comparable store sales decrease of 6.6%, or $3.0 million, and the impact of store closings of $0.4 million, partially offset by incremental sales of $1.9 million generated by new store openings.  On a comparable store basis, average prices decreased 18.9%, and units per transaction increased 16.3%.  The decrease in average prices and increase in units per transaction were driven by heavy promotional pricing on excess Fall and Holiday product.  Inventory per door was up 3% at the end of the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

There were a total of 163 OshKosh retail stores as of March 29, 2008.  In total, we plan to open two and close three OshKosh retail stores during fiscal 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

GROSS PROFIT

Our gross profit decreased $1.5 million, or 1.4%, to $104.9 million in the first quarter of fiscal 2008.  Gross profit as a percentage of net sales was 31.8% in the first quarter of fiscal 2008 as compared to 33.2% in the first quarter of fiscal 2007.

The decrease in gross profit as a percentage of net sales reflects:

(i)        Higher provisions for excess inventory of approximately $4.1 million, particularly related to our OshKosh retail and mass channel segments;

(ii)       A decline in OshKosh brand wholesale and retail margins due to price reductions and product performance; and

(iii)      Lower margins on certain Spring 2008 Child of Mine products due to disappointing over-the-counter performance.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2008 increased $4.0 million, or 4.5%, to $92.3 million.  As a percentage of net sales, selling, general, and administrative expenses in the first quarter of fiscal 2008 were 28.0% as compared to 27.6% in the first quarter of fiscal 2007.

The increase in selling, general, and administrative expenses as a percentage of net sales was due to increased expenses in our retail segments related to new stores and investments in our new retail management team.

Partially offsetting this increase was:

(i)	Accelerated depreciation charges of $1.5 million that the Company recorded in the first quarter of fiscal 2007 in connection with the closure of our OshKosh distribution center; and

(ii)	Favorable freight costs in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 resulting from supply chain efficiencies.

CLOSURE COSTS

On February 15, 2007, the Company’s Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  As a result of this closure, during the first quarter of fiscal 2007, we recorded costs of $6.0 million.  These consisted of $2.4 million of asset impairment charges related to a write-down of the related land, building, and equipment; $2.0 million of severance charges; $1.5 million of accelerated depreciation (included in selling, general, and administrative expenses); and $0.1 million of other closure costs.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands was approximately $7.9 million (including $1.8 million of international royalty income from our OshKosh brands) in the first quarter of fiscal 2008, an increase of 4.9%, or $0.4 million, as compared to the first quarter of fiscal 2007.  This increase was driven primarily by Carter’s and OshKosh brand domestic licensee sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

OPERATING INCOME

Operating income decreased $0.6 million, or 2.9%, to $20.6 million in the first quarter of fiscal 2008.  The decrease in operating income was due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the first quarter of fiscal 2008 decreased $1.2 million, or 21.1%, to $4.5 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the first quarter of fiscal 2008 were $341.5 million at an effective interest rate of 5.8% as compared to weighted-average borrowings in the first quarter of fiscal 2007 of $344.7 million at an effective interest rate of 7.2%.  In the first quarter of fiscal 2007, we received approximately $0.4 million related to our interest rate swap agreement, which effectively reduced our interest expense under the term loan.  In the first quarter of fiscal 2008, we paid $0.2 million in interest expense related to our interest rate swap agreement.

INCOME TAXES

Our effective tax rate was 27.9% for the first quarter of fiscal 2008 and 37.8% for the first quarter of fiscal 2007.  This decrease in the effective tax rate was due to the reversal of $1.6 million of reserves for certain tax exposures following the completion of an Internal Revenue Service examination.

NET INCOME

Our net income for the first quarter of fiscal 2008 increased $1.9 million, or 20.3%, to $11.6 million as compared to $9.6 million in the first quarter of fiscal 2007 as a result of the factors described above.

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

Net accounts receivable at March 29, 2008 were $128.5 million compared to $116.9 million at March 31, 2007 and $119.7 million at December 29, 2007.  The increase as compared to March 31, 2007 reflects an increase in Carter’s brand wholesale and mass channel sales in the latter part of the first quarter of fiscal 2008.  Due to the seasonal nature of our operations, the net accounts receivable balance at March 29, 2008 is not comparable to the net accounts receivable balance at December 29, 2007.

Net inventories at March 29, 2008 were $174.2 million compared to $159.6 million at March 31, 2007 and $225.5 million at December 29, 2007.  The increase of $14.7 million, or 9.2%, as compared to March 31, 2007 is due primarily to higher levels of inventory in our Carter’s retail stores to better support demand and timing of wholesale shipments.  Due to the seasonal nature of our operations, net inventories at March 29, 2008 are not comparable to net inventories at December 29, 2007.

Net cash provided by operating activities for the first quarter of fiscal 2008 was $28.9 million compared to net cash provided by operating activities of $6.7 million in the first quarter of fiscal 2007.  The increase in operating cash flow reflects changes in inventory levels.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

We invested $2.5 million in capital expenditures during the first quarter of fiscal 2008 compared to $3.1 million during the first quarter of fiscal 2007.  We plan to invest approximately $45 million in capital expenditures during the remainder of fiscal 2008 primarily for retail store openings, a new point of sale system for our retail stores, and fixtures for our wholesale customers.

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

During the first quarter of fiscal 2008, the Company repurchased and retired approximately $10.0 million, or 674,358 shares, of its common stock at an average price $14.86 per share.  Since inception of the program and through the three-month period ended March 29, 2008, the Company repurchased and retired approximately $67.5 million, or 3,147,577 shares, of its common stock at an average price of $21.44 per share.

At March 29, 2008, we had approximately $341.5 million in term loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $10.2 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The fair market value of the interest rate swap agreement as of March 29, 2008 was a liability of $2.7 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  The interest rate swap agreement matures on July 30, 2010.  As of March 29, 2008, approximately $146.7 million of our outstanding term loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The fair market value of the collar as of March 29, 2008 was a liability of $1.8 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  The collar covers $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.

Our senior credit facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  No such prepayment was required for fiscal 2007 or 2006.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of March 29, 2008, our outstanding debt aggregated approximately $341.5 million, of which $94.8 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $0.9 million, exclusive of variable rate debt subject to our swap and collar agreements, and could have an adverse effect on our earnings and cash flow.

As a result of the plan to close the OshKosh distribution facility, we recorded costs in the first quarter of fiscal 2007 of $6.0 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment; $2.0 million of severance charges; $1.5 million of accelerated depreciation (included in selling, general, and administrative expenses); and $0.1 million of other closure costs.  The estimated value of the OshKosh distribution facility assets as of March 29, 2008 was $6.1 million.  These assets are classified as assets held for sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

In connection with the Acquisition, management developed an integration plan that includes severance, certain facility and store closings, and contract termination costs.  The following liabilities, included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet, were established at the closing of the Acquisition and will be funded by cash flows from operations and borrowings under our revolver and are expected to be paid in fiscal 2008:

(dollars in thousands)	Severance and other exit costs	Lease termination costs	Total

Balance at December 29, 2007	$489	$674	$1,163
Payments	(458)	--	(458)
Adjustments	--	--	--
Balance at March 29, 2008	$31	$674	$705

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our revolver, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount of amounts outstanding under our revolver on or before July 14, 2011 and amounts outstanding under our term loan on or before July 14, 2012.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.6 million in each of the first quarters of fiscal 2008 and 2007 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Cost in excess of fair value of net assets acquired and tradename:  As of March 29, 2008, we had approximately $443.3 million in Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was recently estimated to be approximately $88.0 million, also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% for Carter’s and 12% for OshKosh.  The tradenames were determined to have indefinite lives.  The carrying values of these assets are subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

Accrued expenses:  Accrued expenses for workers’ compensation, incentive compensation, health insurance, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Accounting for income taxes:  As part of the process of preparing the accompanying unaudited condensed consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign).  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Where applicable, associated interest is also recognized.  We also assess permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying audited consolidated statement of operations.

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

Dividend yield – The Company does not expect to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. FAS 157-2, which delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.  We have evaluated the impact that FSP No. FAS 157-2 will have on our consolidated financial statements and have determined that it will not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We are currently evaluating the effects, if any, that SFAS 141(R) may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter fiscal 2009 consolidated financial statements.

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

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of March 29, 2008, our outstanding debt aggregated $341.5 million, of which $94.8 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $0.9 million, exclusive of variable rate debt subject to our interest rate swap and collar agreements, and could have an adverse effect on our net income and cash flow.

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

In the first quarter of fiscal 2008, we derived approximately 44% of our consolidated net sales from our top eight customers, including mass channel customers.  Wal-Mart accounted for approximately 11% of our consolidated net sales.  We expect that this customer will continue to represent a significant portion of our sales in the future.  However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

We source substantially all of our products through a network of vendors in the Far East, coordinated by our Far East agents.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•	political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports including the China safeguards;

•	the occurrence of a natural disaster, unusual weather conditions, or an epidemic, the spread of which may impact our ability to obtain products on a timely basis;

•	changes in the United States customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

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

On March 29, 2008, we had total debt of approximately $341.5 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

The following table provides information about purchases by the Company during the three-month period ended March 29, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

December 30, 2007 through January 26, 2008	--		$--	--	$42,532,888

January 27, 2008 through February 23, 2008	--		$--	--	$42,532,888

February 24, 2008 through March 29, 2008	674,358	(2)	$14.86	674,358	$32,512,669

Total	674,358		$14.86	674,358	$32,512,669

(1)
On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $32,512,669 as of March 29, 2008.

(2)	Represents repurchased shares which were retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

N/A

ITEM 5. OTHER INFORMATION:

N/A

ITEM 6. EXHIBITS:

(a) Exhibits:

Exhibit Number	Description of Exhibits

10.1	The William Carter Company Severance Plan

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CARTER’S, INC.

Date: April 25, 2008	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: April 25, 2008	/s/ MICHAEL D. CASEY
Michael D. Casey
Executive Vice President and
Chief Financial Officer