Form 10-Q
period 2008-06-28
CARTERS INC
filed 2008-08-06
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 28, 2008 OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes (X)     No (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 6, 2008
Common stock, par value $0.01 per share	56,153,663

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	June 28, 2008	December 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$45,223	$49,012
Accounts receivable, net	102,593	119,707
Finished goods inventories, net	250,817	225,494
Prepaid expenses and other current assets	15,464	9,093
Assets held for sale	6,109	6,109
Deferred income taxes	23,727	24,234

Total current assets	443,933	433,649
Property, plant, and equipment, net	70,014	75,053
Tradenames	306,733	308,233
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	4,176	4,743
Licensing agreements, net	7,087	8,915
Other assets	8,021	7,505

Total assets	$976,534	$974,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,379	$3,503
Accounts payable	73,822	56,589
Other current liabilities	36,803	46,666

Total current liabilities	115,004	106,758
Long-term debt	336,275	338,026
Deferred income taxes	113,316	113,706
Other long-term liabilities	30,979	34,049

Total liabilities	595,574	592,539

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 28, 2008 and December 29, 2007	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,422,592 and 57,663,315 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	564	576
Additional paid-in capital	217,741	232,356
Accumulated other comprehensive income	1,791	2,671
Retained earnings	160,864	146,526

Total stockholders’ equity	380,960	382,129

Total liabilities and stockholders’ equity	$976,534	$974,668

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$301,675	$287,775	$631,647	$607,903
Cost of goods sold	202,094	192,357	427,151	406,105

Gross profit	99,581	95,418	204,496	201,798
Selling, general, and administrative expenses	92,207	84,635	184,483	172,881
Intangible asset impairment (Note 3)	--	154,886	--	154,886
Executive retirement charges (Note 13)	5,325	--	5,325	--
Closure costs (Note 10)	--	470	--	4,977
Royalty income	(7,203)	(6,700)	(15,117)	(14,245)

Operating income (loss)	9,252	(137,873)	29,805	(116,701)
Interest expense, net	4,789	5,704	9,309	11,432

Income (loss) before income taxes	4,463	(143,577)	20,496	(128,133)
Provision for (benefit from) income taxes	1,684	(128)	6,158	5,705

Net income (loss)	$2,779	$(143,449)	$14,338	$(133,838)

Basic net income (loss) per common share	$0.05	$(2.48)	$0.25	$(2.30)
Diluted net income (loss) per common share	$0.05	$(2.48)	$0.24	$(2.30)
Basic weighted-average number of shares outstanding	56,156,795	57,838,075	56,685,914	58,142,782
Diluted weighted-average number of shares outstanding	58,163,705	57,838,075	58,741,653	58,142,782

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the six-month periods ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$14,338	$(133,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,150	16,282
Amortization of debt issuance costs	567	583
Non-cash intangible asset impairment charges	--	154,886
Non-cash stock-based compensation expense	5,055	3,057
Income tax benefit from exercised stock options	(60)	(7,038)
Loss on sale of property, plant, and equipment	5	386
Deferred income taxes	552	(7,280)
Non-cash closure costs	--	2,450
Effect of changes in operating assets and liabilities:
Accounts receivable	17,114	6,081
Inventories	(25,323)	(38,000)
Prepaid expenses and other assets	(7,120)	(6,565)
Accounts payable and other liabilities	4,781	686

Net cash provided by (used in) operating activities	24,059	(8,310)

Cash flows from investing activities:
Capital expenditures	(7,055)	(7,667)
Proceeds from sale of property, plant, and equipment	--	53

Net cash used in investing activities	(7,055)	(7,614)

Cash flows from financing activities:
Payments on term loan	(875)	(1,752)
Share repurchase (Note 7)	(20,059)	(40,012)
Income tax benefit from exercised stock options	60	7,038
Proceeds from exercise of stock options	81	1,953

Net cash used in financing activities	(20,793)	(32,773)

Net decrease in cash and cash equivalents	(3,789)	(48,697)
Cash and cash equivalents, beginning of period	49,012	68,545

Cash and cash equivalents, end of period	$45,223	$19,848

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 29, 2007	$576	$232,356	$2,671	$146,526	$382,129
Income tax benefit from exercised stock options	--	60	--	--	60
Exercise of stock options (16,070 shares)	--	81	--	--	81
Stock-based compensation expense	--	4,661	--	--	4,661
Issuance of common stock (43,386 shares)	1	629	--	--	630
Share repurchase (1,320,085 shares) (Note 7)	(13)	(20,046)	--	--	(20,059)
Comprehensive income (loss):
Net income	--	--	--	14,338	14,338
Unrealized loss on interest rate swap, net of tax benefit of $310	--	--	(563)	--	(563)
Unrealized loss on interest rate collar, net of tax benefit of $175	--	--	(317)	--	(317)
Total comprehensive income (loss)	--	--	(880)	14,338	13,458
Balance at June 28, 2008	$564	$217,741	$1,791	$160,864	$380,960

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

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 28, 2008, the results of our operations for the three and six-month periods ended June 28, 2008 and June 30, 2007, cash flows for the six-month periods ended June 28, 2008 and June 30, 2007, and changes in stockholders’ equity for the six-month period ended June 28, 2008.  Operating results for the three and six-month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009.  Our accompanying condensed consolidated balance sheet as of December 29, 2007 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2008 reflect our financial position as of June 28, 2008.  The second quarter and first half of fiscal 2007 ended on June 30, 2007.

Certain prior year amounts have been reclassified for comparative purposes.

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

In connection with the 2001 acquisition, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and applied the required provisions of SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”).  Accordingly, our Carter’s tradename and cost in excess of fair value of net assets acquired have been concluded to have indefinite lives and are not being amortized.

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

During the first half of fiscal 2008, approximately $0.9 million of contingencies recorded in connection with the Acquisition were reversed due to settlement with taxing authorities.  This reversal resulted in a corresponding reduction to the OshKosh tradename asset of $1.5 million and a reduction in the related deferred tax liability of $0.6 million in accordance with Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

The Company’s intangible assets were as follows:

		June 28, 2008			December 29, 2007
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$86,500	$--	$86,500	$88,000	$--	$88,000
OshKosh licensing agreements	4.7 years	$19,100	$12,013	$7,087	$19,100	$10,185	$8,915
Leasehold interests	4.1 years	$1,833	$1,382	$451	$1,833	$1,149	$684

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:  (Continued)

Amortization expense for intangible assets was approximately $1.0 million and $2.1 million for the three and six-month periods ended June 28, 2008 and $1.2 million and $2.4 million for the three and six-month periods ended June 30, 2007.  Annual amortization expense for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

(dollars in thousands)
Fiscal Year	Estimated amortization expense

2008 (period from June 29 through January 3, 2009)	$2,044
2009	3,717
2010	1,777

Total	$7,538

NOTE 4 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions. The Internal Revenue Service has recently completed an income tax examination for fiscal 2004 and 2005, and has recently begun its audit of fiscal 2006.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2004.

During the first half of fiscal 2008, we recognized approximately $1.6 million in tax benefits due to the completion of the Internal Revenue Service audit for fiscal 2004 and 2005.  In addition, we recognized approximately $0.9 million of pre-Acquisition uncertainties previously reserved for upon completion of these audits.  These pre-Acquisition uncertainties have been reflected as a reduction in the OshKosh tradename asset in accordance with EITF 93-7.

As of June 28, 2008, the Company had gross unrecognized tax benefits of approximately $6.7 million.  The Company’s reserve for unrecognized tax benefits as of June 28, 2008 includes approximately $4.6 million of reserves which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The reserve for unrecognized tax benefits also includes $1.9 million of reserves which, if ultimately recognized, would be reflected as an adjustment to the Carter’s cost in excess of fair value of net assets acquired or the OshKosh tradename asset, and $0.2 million for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

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

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $1.0 million of interest accrued as of June 28, 2008.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 28, 2008, as required by SFAS 157:

(dollars in millions)	Level 1	Level 2	Level 3

Assets
Investments	$--	$--	$--

Liabilities
Interest rate swap	$--	$1.2	$--
Interest rate collar	$--	$1.0	$--

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of June 28, 2008, approximately $139.7 million of our outstanding term loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The interest rate collar agreement covers $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matures on January 31, 2009.

Both our interest rate swap and collar agreements are traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 6 – EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  We also offer life insurance to current and certain future retirees.  Employee contributions are required as a condition of participation for both medical benefits and life insurance and other liabilities are net of these expected employee contributions.  Additionally, we have an obligation under a defined benefit plan covering certain former officers and their spouses.  See Note 7 “Employee Benefit Plans” to our audited consolidated financial statements in our most recently filed Annual Report on Form 10-K for further information.

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost – benefits attributed to service during the period	$26	$26	$53	$52
Interest cost on accumulated post-retirement benefit obligation	132	130	263	260
Total net periodic post-retirement benefit cost	$158	$156	$316	$312

The components of pension expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest cost on accumulated pension benefit obligation	$13	$15	$26	$30

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – EMPLOYEE BENEFIT PLANS:  (Continued)

The Company’s net periodic pension benefit included in the statements of operations is comprised of:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest cost on accumulated pension benefit obligation	$562	$552	$1,124	$1,103
Expected return on assets	(944)	(1,404)	(1,887)	(2,316)
Amortization of actuarial gain	(19)	(35)	(38)	(70)
Gain on settlement	--	(276)	--	(276)
Total net periodic pension benefit	$(401)	$(1,163)	$(801)	$(1,559)

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

During the second quarter and first half of fiscal 2008, the Company repurchased and retired approximately $10 million and $20 million, or 645,727 and 1,320,085 shares, of its common stock at an average price of $15.55 and $15.20 per share, respectively.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

Since inception of the program and through the first half of fiscal 2008, the Company repurchased and retired approximately $78 million, or 3,793,304 shares, of its common stock at an average price of $20.44 per share.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

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

During the second quarter and first half of fiscal 2008, the Company issued 43,386 shares of common stock at a fair market value of $14.48 to its non-management board members.  Accordingly, we recognized $630,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

During the second quarter and first half of fiscal 2007, the Company issued 21,420 shares of common stock at a fair market value of $25.21 to its non-management board members.  Accordingly, we recognized $540,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six-month period ended June 28, 2008.

For the six-month period ended June 28, 2008

Volatility	35.95%
Risk-free interest rate	3.30%
Expected term (years)	6.0
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the six-month period ended June 28, 2008:

	Time-based stock options	Performance-based stock options	Retained stock options	Restricted stock

Outstanding, December 29, 2007	4,315,689	620,000	661,870	372,283

Granted	37,250	--	--	25,106
Exercised	(16,070)	--	--	--
Vested restricted stock	--	--	--	(38,850)
Forfeited	(12,900)	--	--	(5,200)
Expired	(8,100)	--	--	--

Outstanding, June 28, 2008	4,315,869	620,000	661,870	353,339

Exercisable, June 28, 2008	3,571,163	400,000	661,870	--

As a result of the retirement of Frederick J. Rowan, II, Chief Executive Officer and Chairman of the Board of Directors, during the second quarter of fiscal 2008, the Company recognized approximately $2.2 million of stock-based compensation expense as a result of the accelerated vesting of 400,000 performance-based stock options (see Note 13, “Executive Retirement Charges”).

During the three-month period ended June 28, 2008, we granted 22,000 time-based stock options with a weighted-average Black-Scholes fair value of $5.93 and a weighted-average exercise price of $14.48.  In connection with these grants, we recognized approximately $4,100 in stock-based compensation expense.

During the six-month period ended June 28, 2008, we granted 37,250 time-based stock options with a weighted-average Black-Scholes fair value of $6.88 and a weighted-average exercise price of $16.99.  In connection with these grants, we recognized approximately $14,000 in stock-based compensation expense.

During the three-month period ended June 28, 2008, we granted 11,000 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $14.48.  In connection with these grants, we recognized approximately $5,000 in stock-based compensation expense.

During the six-month period ended June 28, 2008, we granted 25,106 shares of restricted stock to employees and a director with a weighted-average fair value on the date of grant of $16.58.  In connection with these grants, we recognized approximately $28,000 in stock-based compensation expense.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – STOCK-BASED COMPENSATION:  (Continued)

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2008 (period from June 29 through January 3, 2009)	$1,735	$1,267	$3,002
2009	2,495	2,114	4,609
2010	1,257	1,473	2,730
2011	1,065	939	2,004
2012	122	93	215
Total	$6,674	$5,886	$12,560

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – SEGMENT INFORMATION:  (Continued)

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended						For the six-month periods ended
(dollars in thousands)	June 28, 2008		% of Total	June 30, 2007		% of Total	June 28, 2008		% of Total	June 30, 2007		% of Total

Net sales:
Wholesale-Carter’s	$94,322		31.3%	$93,294		32.4%	$212,154		33.6%	$205,947		33.9%
Wholesale-OshKosh	13,760		4.6%	10,227		3.6%	32,209		5.1%	35,220		5.8%
Retail-Carter’s	92,656		30.7%	76,275		26.5%	179,058		28.4%	151,101		24.8%
Retail-OshKosh	49,883		16.5%	48,885		17.0%	94,248		14.9%	94,733		15.6%
Mass Channel-Carter’s	51,054		16.9%	59,094		20.5%	113,978		18.0%	120,902		19.9%
Total net sales	$301,675		100.0%	$287,775		100.0%	$631,647		100.0%	$607,903		100.0%

Operating income (loss):			% of segment net sales			% of segment net sales			% of segment net sales			% of segment net sales
Wholesale-Carter’s	$12,007		12.7%	$16,102		17.3%	$33,566		15.8%	$37,488		18.2%

Wholesale-OshKosh	(4,312)		(31.3)%	(2,947)		(28.8)%	(6,836)		(21.2)%	(3,634)		(10.3)%

OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	(35,995)		(352.0)%	--		--	(35,995)		(102.2)%

Net Wholesale-OshKosh	(4,312)		(31.3)%	(38,942)		(380.8)%	(6,836)		(21.2)%	(39,629)		(112.5)%

Retail-Carter’s	10,358		11.2%	5,727		7.5%	21,800		12.2%	13,636		9.0%

Retail-OshKosh	(2,646)		(5.3)%	(1,726)		(3.5)%	(9,379)		(10.0)%	(3,019)		(3.2)%

OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	(106,891)		(218.7)%	--		--	(106,891)		(112.8)%

Net Retail-OshKosh	(2,646)		(5.3)%	(108,617)		(222.2)%	(9,379)		(10.0)%	(109,910)		(116.0)%

Mass Channel-Carter’s	7,779		15.2%	8,794		14.9%	14,521		12.7%	17,145		14.2%

Mass Channel-OshKosh (a)	628		--	361		--	1,159		--	888		--

Segment operating income (loss)	23,814		7.9%	(116,575)		(40.5)%	54,831		8.7%	(80,382)		(13.2)%

Other reconciling items	(14,562	) (b)	(4.8)%	(9,298)	(c)	(3.2)%	(25,026	) (b)	(4.0)%	(24,319	) (d)	(4.0)%

OshKosh tradename impairment	--		--	(12,000)		(4.2)%	--		--	(12,000)		(2.0)%

Net other reconciling items	(14,562)		(4.8)%	(21,298)		(7.4)%	(25,026)		(4.0)%	(36,319)		(6.0)%

Total operating income (loss)	$9,252		3.1%	$(137,873)		(47.9)%	$29,805		4.7%	$(116,701)		(19.2)%

(a)	OshKosh mass channel consists of a licensing agreement with Target. Operating income consists of royalty income, net of related expenses.
(b)	Includes $5.3 million in executive retirement charges in connection with Mr. Rowan’s retirement (see Note 13).
(c)	Includes $1.1 million in closure costs related to the closure of our OshKosh distribution center, including $0.6 million in accelerated depreciation.
(d)	Includes $7.1 million in closure costs related to the closure of our OshKosh distribution center, including $2.1 million in accelerated depreciation.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the OshKosh distribution facility would be significantly shortened.  Accordingly, we wrote down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the OshKosh facility ceased as of April 5, 2007, at which point the land, building, and equipment assets of $6.1 million were reclassified as held for sale.  The Company continues to offer this vacant facility for sale and believes that the fair market value of this facility is equal to its carrying value.

During the first half of fiscal 2007, we recorded closure costs of $7.1 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.6 million of other closure costs.

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

The following table summarizes restructuring reserves related to the Acquisition which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other exit costs	Lease termination costs	Total

Balance at December 29, 2007	$489	$674	$1,163
Payments	(458)	--	(458)
Balance at March 29, 2008	31	674	705
Payments	(53)	--	(53)
Adjustments	42	(42)	--
Balance at June 28, 2008	$20	$632	$652

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – EARNINGS PER SHARE:

Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average common shares outstanding for the period. Diluted net income (loss) per share includes the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding. The following table summarizes the shares from these potentially dilutive securities, calculated using the treasury stock method:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands, except per share data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income (loss)	$2,779	$(143,449)	$14,338	$(133,838)

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,156,795	57,838,075	56,685,914	58,142,782
Dilutive effect of unvested restricted stock	67,533	--	72,352	--
Dilutive effect of stock options	1,939,377	--	1,983,387	--

Diluted number of common and common equivalent shares outstanding	58,163,705	57,838,075	58,741,653	58,142,782

Basic net income (loss) per common share	$0.05	$(2.48)	$0.25	$(2.30)
Diluted net income (loss) per common share	$0.05	$(2.48)	$0.24	$(2.30)

For the three and six-month periods ended June 28, 2008, anti-dilutive shares of 1,052,135 and 991,385, respectively, and performance-based stock options of 620,000, were excluded from the computations of diluted earnings per share.  For the three and six-month periods ended June 30, 2007, diluted net loss per common share is the same as basic net loss per common share, as the Company had a net loss.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  We have evaluated the impact that FSP 157-2 will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142.  The FSP must be applied prospectively to intangible assets acquired after January 1, 2009.  We are currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  This statement will not have an impact on the Company’s consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 – EXECUTIVE RETIREMENT CHARGES:

On June 11, 2008, the Company announced the retirement of Frederick J. Rowan, II, Chairman of the Board of Directors and Chief Executive Officer, effective August 1, 2008.  In connection with his retirement, the Company recorded charges during the second quarter of fiscal 2008 of $5.3 million, $3.1 million of which relates to the present value of severance and benefit obligations, and $2.2 million relates to the accelerated vesting of Mr. Rowan’s performance-based stock options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2008 reflect our financial position as of June 28, 2008.  The second quarter and first half of fiscal 2007 ended on June 30, 2007.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Wholesale sales:
Carter’s	31.3%	32.4%	33.6%	33.9%
OshKosh	4.6	3.6	5.1	5.8
Total wholesale sales	35.9	36.0	38.7	39.7

Retail store sales:
Carter’s	30.7	26.5	28.4	24.8
OshKosh	16.5	17.0	14.9	15.6
Total retail store sales	47.2	43.5	43.3	40.4

Mass channel sales	16.9	20.5	18.0	19.9

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	67.0	66.8	67.6	66.8

Gross profit	33.0	33.2	32.4	33.2
Selling, general, and administrative expenses	30.6	29.4	29.2	28.4
Intangible asset impairment	--	53.8	--	25.5
Executive retirement charges	1.7	--	0.9	--
Closure costs	--	0.2	--	0.8
Royalty income	(2.4)	(2.3)	(2.4)	(2.3)

Operating income (loss)	3.1	(47.9)	4.7	(19.2)
Interest expense, net	1.6	2.0	1.5	1.9

Income (loss) before income taxes	1.5	(49.9)	3.2	(21.1)
Provision for (benefit from) income taxes	0.6	(0.1)	0.9	0.9

Net income (loss)	0.9%	(49.8)%	2.3%	(22.0)%

Number of retail stores at end of period:
Carter’s	231	221	231	221
OshKosh	163	159	163	159
Total	394	380	394	380

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three and six-month periods ended June 28, 2008 compared to the three and six-month periods ended June 30, 2007

CONSOLIDATED NET SALES

In the second quarter of fiscal 2008, consolidated net sales increased $13.9 million, or 4.8%, to $301.7 million and reflects sales growth in our Carter’s brand retail and wholesale segments and our OshKosh brand segments, partially offset by a decline in net sales in our mass channel segment.  In the first half of fiscal 2008, consolidated net sales increased $23.7 million, or 3.9%, to $631.6 million and reflects growth in our Carter’s brand retail and wholesale segments, partially offset by a decline in our mass channel segment and our OshKosh brand segments.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	June 28, 2008	% of Total	June 30, 2007	% of Total	June 28, 2008	% of Total	June 30, 2007	% of Total

Net sales:
Wholesale-Carter’s	$94,322	31.3%	$93,294	32.4%	$212,154	33.6%	$205,947	33.9%
Wholesale-OshKosh	13,760	4.6%	10,227	3.6%	32,209	5.1%	35,220	5.8%
Retail-Carter’s	92,656	30.7%	76,275	26.5%	179,058	28.4%	151,101	24.8%
Retail-OshKosh	49,883	16.5%	48,885	17.0%	94,248	14.9%	94,733	15.6%
Mass Channel-Carter’s	51,054	16.9%	59,094	20.5%	113,978	18.0%	120,902	19.9%
Total net sales	$301,675	100.0%	$287,775	100.0%	$631,647	100.0%	$607,903	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $1.0 million, or 1.1%, in the second quarter of fiscal 2008 to $94.3 million and was driven by an 11% increase in units shipped, partially offset by a 9% decline in average price per unit as compared to the second quarter of fiscal 2007.

Carter’s brand wholesale sales increased $6.2 million, or 3.0%, in the first half of fiscal 2008 to $212.2 million and was driven by an 11% increase in units shipped, partially offset by a 7% decline in average price per unit as compared to the first half of fiscal 2007.

The increase in units shipped during the second quarter and first half of fiscal 2008 was driven by increased shipments of our baby and playwear products, due primarily to the timing of demand and higher levels of off-price sales, partially offset by a decrease in sleepwear units shipped.  The decrease in average price per unit during the second quarter and first half of fiscal 2008 was due to more competitive pricing in our baby, playwear, and sleepwear product categories.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $3.5 million, or 34.5%, in the second quarter of fiscal 2008 to $13.8 million, primarily due to a substantial increase in the amount of off-price shipments.  In addition, the increase in OshKosh brand wholesale sales reflects a 79% increase in units shipped, partially offset by a 25% decrease in average price per unit as compared to the second quarter of fiscal 2007.  The decrease in average price per unit reflects lower average selling prices on off-price units, in addition to the change in strategy to reposition the OshKosh brand to appeal to a broader audience of mainstream consumers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OshKosh brand wholesale sales decreased $3.0 million, or 8.5%, in the first half of fiscal 2008 to $32.2 million.  The decrease in OshKosh brand wholesale sales reflects a 26% decrease in average price per unit due to the change in strategy to reposition the brand, as well as lower average selling prices on off-price units.  This decrease was partially offset by a 23% increase in units shipped as compared to the first half of fiscal 2007, including increases in both seasonal shipments and off-price units.

The lower average price per unit reflects a change in strategy to reposition the OshKosh brand.  We believe we have strengthened the OshKosh brand to be more competitive in the marketplace and enhance the profitability of our customers.  The benefits from this change in strategy are not expected to meaningfully improve our OshKosh brand sales and related profitability until the cumulative effect of changes in talent, product benefits, pricing, branding, and sourcing strategies are reflected in our Spring 2009 product line.  Our Spring 2009 product line begins shipping in the latter part of the fourth quarter of fiscal 2008.

MASS CHANNEL SALES

Mass channel sales decreased $8.0 million, or 13.6%, in the second quarter of fiscal 2008 to $51.1 million.  The decrease was due to an $8.5 million, or 22.2%, decrease in sales of our Child of Mine brand to Wal-Mart, partially offset by a $0.5 million, or 2.3%, increase in sales of our Just One Year brand to Target.  The decrease in Child of Mine sales was due to the performance of certain Spring 2008 products.  We believe we have strengthened the underperforming Child of Mine product categories for Fall 2008 which is planned up 4% as compared to Fall 2007.  Fall 2008 began shipping in June 2008.  The increase in Just One Year sales was driven primarily from new door growth, partially offset by product performance.

Mass channel sales decreased $6.9 million, or 5.7%, in the first half of fiscal 2008 to $114.0 million.  The decrease was due to a $12.2 million, or 15.7%, decrease in sales of our Child of Mine brand to Wal-Mart, partially offset by a $5.3 million, or 12.1%, increase in sales of our Just One Year brand to Target.  The decrease in Child of Mine sales was due to the performance of certain Spring 2008 products.  The increase in Just One Year sales was driven primarily from new door growth.

CARTER’S RETAIL STORES SALES

Carter’s retail store sales increased $16.4 million, or 21.5%, in the second quarter of fiscal 2008 to $92.7 million.  The increase was driven by a comparable store sales increase of $13.2 million, or 17.3%, and incremental sales of $3.5 million generated by new store openings, partially offset by the impact of store closures of $0.2 million.  On a comparable store basis, transactions increased 10.4%, units per transaction increased 5.2%, and average prices increased 1.1%.  These increases in transactions, units per transaction, and average prices were driven by strong product performance in all categories, particularly in baby and playwear, higher inventory levels, and better product mix.  We also believe that better in-store product presentation and a focus on improving customer service levels contributed to the increase.  Average inventory per door increased 5.2% over the second quarter of fiscal 2007.

In the first half of fiscal 2008, Carter’s retail store sales increased $28.0 million, or 18.5%, to $179.1 million.  The increase was driven by a comparable store sales increase of $22.3 million, or 14.9%, and incremental sales of $6.2 million generated by new store openings, partially offset by the impact of store closures of $0.5 million.  On a comparable store basis, transactions increased 7.3%, units per transaction increased 6.3%, and average prices increased 0.8%.  These increases in transactions, units per transaction, and average prices were driven by strong product performance in all categories, particularly in baby and playwear, higher inventory levels, and better product mix.  We also believe that better in-store product presentation and a focus on improving customer service levels contributed to the increase.  Average inventory per door increased 12.4% over the first half of fiscal 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales for such store will continue to be included in the comparable store calculation.  If a store relocates to another center, or there is a material change in square footage, the store is treated as a new store.  Stores that are closed during the period are included in the comparable store sales calculation up to the date of closing.

There were a total of 231 Carter’s retail stores as of June 28, 2008.  During the second quarter of fiscal 2008, we opened two stores.  During the first half of fiscal 2008, we opened three Carter’s retail stores.  In total, we plan to open 25 and close five Carter’s retail stores during fiscal 2008.

OSHKOSH RETAIL STORES SALES

OshKosh retail store sales increased $1.0 million, or 2.0%, in the second quarter of fiscal 2008 to $49.9 million.  The increase was driven by incremental sales of $1.8 million generated by new store openings, partially offset by a comparable store sales decrease of 0.9%, or $0.4 million, and the impact of store closures of $0.4 million.  On a comparable store basis, units per transaction increased 11.3%, and average prices decreased 10.7%.  The decrease in average prices and increase in units per transaction were driven by heavy promotional pricing on excess 2007 Fall and Holiday product.  Average inventory per door was down 7.3% as compared to the second quarter of fiscal 2007.

OshKosh retail store sales decreased $0.5 million, or 0.5%, in the first half of fiscal 2008 to $94.2 million.  The decrease was due to a comparable store sales decrease of $3.4 million, or 3.7%, and the impact of store closures of $0.8 million, partially offset by incremental sales of $3.7 million generated by new store openings.  On a comparable store basis, average prices decreased 14.7%, and units per transaction increased 13.6%.  The decrease in average prices and increase in units per transaction were driven by heavy promotional pricing on excess products in our 2007 Fall and Holiday product lines.  Average inventory per door was up 4.2% as compared to the first half of fiscal 2007.

There were a total of 163 OshKosh retail stores as of June 28, 2008.  In total, we plan to open two and close three OshKosh retail stores during fiscal 2008.

GROSS PROFIT

Our gross profit increased $4.2 million, or 4.4%, to $99.6 million in the second quarter of fiscal 2008.  Gross profit as a percentage of net sales was 33.0% in the second quarter of fiscal 2008 as compared to 33.2% in the second quarter of fiscal 2007.  Our gross profit increased $2.7 million, or 1.3%, to $204.5 million in the first half of fiscal 2008.  Gross profit as a percentage of net sales was 32.4% in the first half of fiscal 2008 as compared to 33.2% in the first half of fiscal 2007.

These decreases in gross profit as a percentage of net sales reflect:

(i)
Higher provisions for excess inventory of approximately $1.0 million in the second quarter of fiscal 2008 and $6.5 million in the first half of fiscal 2008, particularly related to our OshKosh retail and Carter’s wholesale and mass channel segments;

(ii)	A decline in OshKosh brand wholesale and retail margins due to price reductions and product performance; and

(iii)	Lower margins on certain Spring 2008 Child of Mine products due to disappointing over-the-counter performance.

These decreases were partially offset by growth in our higher margin Carter’s retail business for the second quarter and first half of fiscal 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2008 increased $7.6 million, or 8.9%, to $92.2 million.  As a percentage of net sales, selling, general, and administrative expenses in the second quarter of fiscal 2008 were 30.6% as compared to 29.4% in the second quarter of fiscal 2007.  Selling, general, and administrative expenses in the first half of fiscal 2008 increased $11.6 million, or 6.7%, to $184.5 million.  As a percentage of net sales, selling, general, and administrative expenses in the first half of fiscal 2008 were 29.2% as compared to 28.4% in the first half of fiscal 2007.

The increases in selling, general, and administrative expenses as a percentage of net sales reflect:

(i)	growth in our consolidated retail store expenses related primarily to new store openings and investments in our retail management team; and

(ii)
a provision for incentive compensation of $1.8 million in the second quarter of fiscal 2008 and $1.4 million in the first half of fiscal 2008 as compared to the second quarter and first half of fiscal 2007, respectively.

Partially offsetting these increases was:

(i)	favorable distribution and freight costs in the second quarter and first half of fiscal 2008 compared to the second quarter and first half of fiscal 2007 resulting from supply chain efficiencies; and

(ii)
accelerated depreciation charges of $0.6 million and $2.1 million that the Company recorded in the second quarter and first half of fiscal 2007 in connection with the closure of our OshKosh distribution center.

INTANGIBLE ASSET IMPAIRMENT

During the second quarter of fiscal 2007, as a result of the continued negative trends in sales and profitability of our OshKosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the acquisition of OshKosh B’Gosh, Inc. in July 2005 (the “Acquisition”).  This assessment was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.”  Based on this assessment, impairment charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.

EXECUTIVE RETIREMENT CHARGES

On June 11, 2008, the Company announced the retirement of Frederick J. Rowan, II, Chairman of the Board of Directors and Chief Executive Officer, effective August 1, 2008.  In connection with his retirement, the Company recorded charges during the second quarter of fiscal 2008 of $5.3 million, $3.1 million of which relates to the present value of severance and benefit obligations, and $2.2 million relates to the accelerated vesting of Mr. Rowan’s performance stock options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CLOSURE COSTS

On February 15, 2007, the Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  As a result of this closure, during the second quarter of fiscal 2007, we recorded closure costs of $1.1 million, consisting of accelerated depreciation (included in selling, general, and administrative expenses) of $0.6 million and $0.5 million of other closure costs.

In the first half of fiscal 2007, we recorded closure costs of $7.1 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.6 million in other closure costs.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh B’Gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands was approximately $7.2 million (including $1.6 million of international royalty income from our OshKosh brands) in the second quarter of fiscal 2008, an increase of 7.5%, or $0.5 million, as compared to the second quarter of fiscal 2007.  This increase was driven primarily by Carter’s, Genuine Kids from OshKosh, and Child of Mine brand domestic licensee sales.  Growth in our Carter’s licensing business was, in part, driven by the launch of our new licensed furniture business.

Royalty income from these brands was approximately $15.1 million (including $3.4 million of international royalty income from our OshKosh brands) in the first half of fiscal 2008, an increase of 6.1%, or $0.9 million, as compared to the first half of fiscal 2007.  This increase was driven primarily by Carter’s, Child of Mine, and OshKosh brand domestic licensee sales.

OPERATING INCOME (LOSS)

Our operating income was $9.3 million in the second quarter of fiscal 2008 as compared to an operating loss of $137.9 million in the second quarter of fiscal 2007.  Our operating income was $29.8 million in the first half of fiscal 2008 as compared to an operating loss of $116.7 million in the first half of fiscal 2007.  These increases in operating results are due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the second quarter of fiscal 2008 decreased $0.9 million, or 16.0%, to $4.8 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the second quarter of fiscal 2008 were $340.7 million at an effective interest rate of 6.21% as compared to weighted-average borrowings in the second quarter of fiscal 2007 of $343.9 million at an effective interest rate of 7.13%.  In the second quarter of fiscal 2008, we recorded $0.5 million in interest expense related to our interest rate swap agreement and $0.5 million in interest expense related to our interest rate collar agreement.  In the second quarter of fiscal 2007, we recorded interest income of approximately $0.4 million related to our interest rate swap agreement, which effectively reduced our interest expense under the term loan.

Interest expense in the first half of fiscal 2008 decreased $2.1 million, or 18.6%, to $9.3 million.  The decrease is primarily attributable to lower effective interest rates on lower weighted-average borrowings.  Weighted-average borrowings in the first half of fiscal 2008 were $341.1 million at an effective interest rate of 6.01% as compared to weighted-average borrowings in the first half of fiscal 2007 of $344.3 million at an effective interest rate of 7.17%.  In the first half of fiscal 2008, we recorded $0.6 million in interest expense related to our interest rate swap agreement and $0.5 million in interest expense related to our interest rate collar agreement.  In the first half of fiscal 2007, we recorded interest income of approximately $0.9 million related to our interest rate swap agreement, which effectively reduced our interest expense under the term loan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INCOME TAXES

Our effective tax rate was 37.7% for the second quarter of fiscal 2008, 0.1% for the second quarter of fiscal 2007, 30.0% for the first half of fiscal 2008, and 4.5% for the first half of fiscal 2007.  The decrease in the effective tax rate for the first half of fiscal 2008 as compared to the second quarter of fiscal 2008 was due to the reversal of $1.6 million of reserves for certain tax exposures in the first quarter of fiscal 2008 following the completion of an Internal Revenue Service examination.  The 0.1% benefit against our pre-tax loss for the second quarter of fiscal 2007 and the 4.5% effective tax rate for the first half of fiscal 2007 was a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset which is not deductible for income tax purposes.

NET INCOME (LOSS)

As a result of the factors above, our net income for the second quarter of fiscal 2008 was $2.8 million as compared to a net loss of $143.4 million in the second quarter of fiscal 2007.  Our net income for the first half of fiscal 2008 was $14.3 million as compared to a net loss of $133.8 million for the first half of fiscal 2007.

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

Net accounts receivable at June 28, 2008 were $102.6 million compared to $104.5 million at June 30, 2007 and $119.7 million at December 29, 2007.  The decrease as compared to June 30, 2007 reflects timing of customer payments.  Due to the seasonal nature of our operations, the net accounts receivable balance at June 28, 2008 is not comparable to the net accounts receivable balance at December 29, 2007.

Net inventories at June 28, 2008 were $250.8 million compared to $231.6 million at June 30, 2007 and $225.5 million at December 29, 2007.  The increase of $19.2 million, or 8.3%, as compared to June 30, 2007 is due primarily to bringing inventory in earlier to reduce exposure to a potential West Coast port strike and timing of mass channel shipments.  Due to the seasonal nature of our operations, net inventories at June 28, 2008 are not comparable to net inventories at December 29, 2007.

Net cash provided by operating activities for the first half of fiscal 2008 was $24.1 million compared to net cash used in operating activities of $8.3 million in the first half of fiscal 2007.  The increase in operating cash flow reflects favorable changes in working capital.

We invested $7.1 million in capital expenditures during the first half of fiscal 2008 compared to $7.7 million during the first half of fiscal 2007.  We plan to invest approximately $43 million in capital expenditures during the remainder of fiscal 2008 primarily for retail store openings, a new point of sale system for our retail stores, and fixtures for our wholesale customers.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.  During the second quarter and first half of fiscal 2008, the Company repurchased and retired approximately $10 million and $20 million, or 645,727 and 1,320,085 shares, of its common stock at an average price $15.55 and $15.20 per share, respectively.  Since inception of the program and through the six-month period ended June 28, 2008, the Company repurchased and retired approximately $78 million, or 3,793,304 shares, of its common stock at an average price of $20.44 per share.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At June 28, 2008, we had approximately $340.7 million in term loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $9.1 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The fair market value of the interest rate swap agreement as of June 28, 2008 was a liability of $1.2 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  The interest rate swap agreement matures on July 30, 2010.  As of June 28, 2008, approximately $139.7 million of our outstanding term loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The fair market value of the interest rate collar agreement as of June 28, 2008 was a liability of $1.0 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  The interest rate collar agreement covers $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matures on January 31, 2009.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of June 28, 2008, $101.0 million of our outstanding debt bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.0 million, exclusive of variable rate debt subject to our interest rate swap and collar agreements, and could have an adverse effect on our earnings and cash flow.

Our senior credit facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  No such prepayment was required for fiscal 2007 or 2006.

As a result of the closure of the OshKosh distribution facility, we recorded closure costs in the first half of fiscal 2007 of $7.1 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment; $2.0 million of severance charges; $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses); and $0.6 million of other closure costs.  The estimated value of the OshKosh distribution facility assets as of June 28, 2008 was $6.1 million and are classified as assets held for sale.  The Company continues to offer this vacant facility for sale and believes that the fair market value of this facility is equal to its carrying value.

In connection with the Acquisition, management developed an integration plan that includes severance, certain facility and store closings, and contract termination costs.  The following liabilities, included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets, were established at the closing of the Acquisition and will be funded by cash flows from operations and borrowings under our revolver and are expected to be paid in fiscal 2008:

(dollars in thousands)	Severance and other exit costs	Lease termination costs	Total

Balance at December 29, 2007	$489	$674	$1,163
Payments	(458)	--	(458)
Balance at March 29, 2008	31	674	705
Payments	(53)	--	(53)
Adjustments	42	(42)	--
Balance at June 28, 2008	$20	$632	$652

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under our revolver, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.  We may, however, choose to refinance all or a portion of the principal amounts outstanding under our revolver on or before July 14, 2011 and amounts outstanding under our term loan on or before July 14, 2012.

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

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year.  During these peak periods, we have historically borrowed under our revolving credit facility.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.2 million and $0.9 million in the second quarter and the first half of fiscal 2008 and $0.1 million and $0.6 million in the second quarter and first half of fiscal 2007 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of June 28, 2008, we had approximately $443.3 million in Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated to be approximately $88.0 million, also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% for Carter’s and 12% for OshKosh.  The tradenames were determined to have indefinite lives.  The carrying values of these assets are subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  We have evaluated the impact that FSP 157-2 will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP must be applied prospectively to intangible assets acquired after January 1, 2009.  We are currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  This statement will not have an impact on the Company’s consolidated financial statements.

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

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of June 28, 2008, our outstanding debt aggregated $340.7 million, of which $101.0 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.0 million, exclusive of variable rate debt subject to our interest rate swap and collar agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

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

In the second quarter and first half of fiscal 2008, we derived approximately 38% and 41% of our consolidated net sales from our top eight customers, including mass channel customers.  Wal-Mart accounted for approximately 10% of our consolidated net sales for both the second quarter and first half of fiscal 2008.  We expect that this customer will continue to represent a significant portion of our sales in the future.  However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

We source substantially all of our products through foreign production arrangements.  Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, unfavorable economic conditions, international events, or new foreign regulations and such disruptions may increase our cost of goods sold and decrease gross profit.

We source substantially all of our products through a network of vendors in the Far East, coordinated by our Far East agents.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•	political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•	continued increases in fuel prices;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports including the China safeguards;

•	the occurrence of a natural disaster, unusual weather conditions, or an epidemic, the spread of which may impact our ability to obtain products on a timely basis;

•	changes in the United States customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

•	disruption in the global transportation network such as a port strike, world trade restrictions, or war;

•	the application of foreign intellectual property laws; and

•	exchange rate fluctuations between the United States dollar and the local currencies of foreign contractors.

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

On June 28, 2008, we had total debt of approximately $340.7 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three-month period ended June 28, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

March 30, 2008 through April 26, 2008	417,848	$16.38	417,848	$25,667,001

April 27, 2008 through May 24, 2008	227,879	$14.01	227,879	$22,474,053

May 25, 2008 through June 28, 2008	--	--	--	$22,474,053

Total	645,727	$15.55	645,727	$22,474,053

(1)	Represents repurchased shares which were retired.

(2)
On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $22,474,053 as of June 28, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 9, 2008 (the “Annual Meeting”) for which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  The following matters were voted on by the Company’s stockholders:

Bradley M. Bloom, A. Bruce Cleverly, and Frederick J. Rowan, II were elected as Class II directors to each serve for a three-year term.  The following is a schedule of the votes cast:

Nominee	Total votes for	Total votes withheld
Bradley M. Bloom	47,904,019	3,794,422
A. Bruce Cleverly	51,476,776	221,665
Frederick J. Rowan, II	51,357,183	341,258

The directors continuing to serve after the Annual Meeting were:  Class I directors – William J. Montgoris, David Pulver, and Elizabeth A. Smith, Class II directors - Bradley M. Bloom, A. Bruce Cleverly, and Frederick J. Rowan, II, and Class III directors - Paul Fulton, John R. Welch, and Thomas E. Whiddon.

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was ratified.

Total votes for	Total votes against	Total votes abstained
51,609,557	87,565	1,318

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

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

CARTER’S, INC.

Date: August 6, 2008	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: August 6, 2008	/s/ ANDREW B. NORTH
Andrew B. North
Interim Chief Financial Officer and
Principal Accounting Officer