Form 10-Q
period 2008-09-27
CARTERS INC
filed 2008-10-30
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 27, 2008 OR

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

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (X)  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 30, 2008
Common stock, par value $0.01 per share	56,315,141

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	September 27, 2008	December 29, 2007

ASSETS
Current assets:
Cash and cash equivalents	$59,660	$49,012
Accounts receivable, net	160,094	119,707
Finished goods inventories, net	214,359	225,494
Prepaid expenses and other current assets	12,667	9,093
Assets held for sale	3,500	6,109
Deferred income taxes	24,921	24,234

Total current assets	475,201	433,649
Property, plant, and equipment, net	76,377	75,053
Tradenames	305,733	308,233
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	3,892	4,743
Licensing agreements, net	6,174	8,915
Other assets	8,310	7,505

Total assets	$1,012,257	$974,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,379	$3,503
Accounts payable	58,624	56,589
Other current liabilities	58,174	46,666

Total current liabilities	121,177	106,758
Long-term debt	335,399	338,026
Deferred income taxes	112,873	113,706
Other long-term liabilities	32,134	34,049

Total liabilities	601,583	592,539

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 27, 2008 and December 29, 2007	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,533,319 and 57,663,315 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	565	576
Additional paid-in capital	213,546	232,356
Accumulated other comprehensive income	2,324	2,671
Retained earnings	194,239	146,526

Total stockholders’ equity	410,674	382,129

Total liabilities and stockholders’ equity	$1,012,257	$974,668

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$436,419	$410,949	$1,068,066	$1,018,852
Cost of goods sold	281,752	265,093	708,903	671,198

Gross profit	154,667	145,856	359,163	347,654
Selling, general, and administrative expenses	104,536	94,241	289,019	267,122
Intangible asset impairment (Note 4)	--	--	--	154,886
Executive retirement charges (Note14)	--	--	5,325	--
Facility write-down and closure costs (Note 11)	2,609	256	2,609	5,233
Royalty income	(9,576)	(8,649)	(24,693)	(22,894)

Operating income (loss)	57,098	60,008	86,903	(56,693)
Interest expense, net	4,048	6,021	13,357	17,453

Income (loss) before income taxes	53,050	53,987	73,546	(74,146)
Provision for income taxes	19,675	19,369	25,833	25,074

Net income (loss)	$33,375	$34,618	$47,713	$(99,220)

Basic net income (loss) per common share	$0.60	$0.60	$0.85	$(1.71)
Diluted net income (loss) per common share	$0.58	$0.58	$0.82	$(1.71)
Basic weighted-average number of shares outstanding	56,015,725	57,745,717	56,462,515	58,010,633
Diluted weighted-average number of shares outstanding	57,963,941	59,975,130	58,490,406	58,010,633

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the nine-month periods ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$47,713	$(99,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,576	22,526
Amortization of debt issuance costs	851	872
Non-cash intangible asset impairment charges	--	154,886
Non-cash stock-based compensation expense	6,756	4,653
Income tax benefit from exercised stock options	(3,457)	(7,797)
Loss on disposal of property, plant, and equipment	383	620
Deferred income taxes	(1,399)	(8,890)
Non-cash facility write-down and closure costs (Note 11)	2,609	2,450
Effect of changes in operating assets and liabilities:
Accounts receivable	(40,387)	(49,454)
Inventories	11,135	(52,941)
Prepaid expenses and other assets	(4,722)	(5,302)
Accounts payable and other liabilities	17,295	(1,020)

Net cash provided by (used in) operating activities	57,353	(38,617)

Cash flows from investing activities:
Capital expenditures	(19,197)	(13,228)
Proceeds from sale of property, plant, and equipment	--	53

Net cash used in investing activities	(19,197)	(13,175)

Cash flows from financing activities:
Payments on term loan	(1,751)	(2,627)
Share repurchase (Note 8)	(29,774)	(47,406)
Borrowings from revolving loan facility	--	117,600
Payments on revolving loan facility	--	(96,000)
Income tax benefit from exercised stock options	3,457	7,797
Proceeds from exercise of stock options	560	2,576
Other	--	10,561

Net cash used in financing activities	(27,508)	(7,499)

Net increase (decrease) in cash and cash equivalents	10,648	(59,291)
Cash and cash equivalents, beginning of period	49,012	68,545

Cash and cash equivalents, end of period	$59,660	$9,254

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 29, 2007	$576	$232,356	$2,671	$146,526	$382,129
Income tax benefit from exercised stock options	--	3,457	--	--	3,457
Exercise of stock options (579,445 shares)	6	554	--	--	560
Stock-based compensation expense	--	6,306	--	--	6,306
Issuance of common stock (43,386 shares)	1	629	--	--	630
Share repurchase (1,898,183 shares) (Note 8)	(18)	(29,756)	--	--	(29,774)
Comprehensive income (loss):
Net income	--	--	--	47,713	47,713
Unrealized loss on interest rate swap, net of tax benefit of $199	--	--	(375)	--	(375)
Unrealized gain on interest rate collar, net of tax of $28	--	--	28	--	28
Total comprehensive (loss) income	--	--	(347)	47,713	47,366
Balance at September 27, 2008	$565	$213,546	$2,324	$194,239	$410,674

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

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 27, 2008, the results of our operations for the three and nine-month periods ended September 27, 2008 and September 29, 2007, cash flows for the nine-month periods ended September 27, 2008 and September 29, 2007, and changes in stockholders’ equity for the nine-month period ended September 27, 2008.  Operating results for the three and nine-month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009.  Our accompanying condensed consolidated balance sheet as of December 29, 2007 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2008 reflect our financial position as of September 27, 2008.  The third quarter and first nine months of fiscal 2007 ended on September 29, 2007.

Certain prior year amounts have been reclassified for comparative purposes.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is summarized as follows:

(dollars in thousands)	For the three-month periods ended		For the nine-month periods ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income (loss)	$33,375	$34,618	$47,713	$(99,220)
Unrealized gain (loss) on interest rate swap, net of taxes of $110, $(584), $(199), and $(606)	188	(1,018)	(375)	(1,058)
Unrealized gain (loss) on interest rate collar, net of taxes of $203, $(117), $28, and $(84)	345	(204)	28	(146)
Settlement of pension asset, net of tax benefit of $75	--	--	--	(132)
Total comprehensive income (loss)	$33,908	$33,396	$47,366	$(100,556)

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

In connection with the acquisition of OshKosh B’Gosh, Inc. on July 14, 2005 (the “Acquisition”), the Company recorded cost in excess of fair value of net assets acquired, tradename, licensing, and leasehold interest assets in accordance with SFAS 141.  During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  This assessment was performed in accordance with SFAS 142.  Based on this assessment, impairment charges of approximately $36.0 million and $106.9 million were recorded to reflect the impairment of the cost in excess of fair value of net assets acquired for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.  For cost in excess of fair value of net assets acquired, the fair value was determined using the expected present value of future cash flows.  For the OshKosh tradename, the fair value was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.

During the first nine months of fiscal 2008, approximately $1.5 million of tax contingencies recorded in connection with the Acquisition were reversed due to settlement with taxing authorities and closure of applicable statute of limitations.  This reversal resulted in a corresponding reduction to the OshKosh tradename asset of $2.5 million and a reduction in the related deferred tax liability of $1.0 million in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 4 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS: (Continued)

The Company’s intangible assets were as follows:

		September 27, 2008			December 29, 2007
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$88,000	$--	$88,000
OshKosh licensing agreements	4.7 years	$19,100	$12,926	$6,174	$19,100	$10,185	$8,915
Leasehold interests	4.1 years	$1,833	$1,492	$341	$1,833	$1,149	$684

Amortization expense for intangible assets was approximately $1.0 million and $3.1 million for the three and nine-month periods ended September 27, 2008 and $1.0 million and $3.4 million for the three and nine-month periods ended September 29, 2007.  Annual amortization expense for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

(dollars in thousands)
Fiscal Year	Estimated amortization expense

2008 (period from September 28 through January 3, 2009)	$1,021
2009	3,717
2010	1,777

Total	$6,515

NOTE 5 – INCOME TAXES:

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

During the first nine months of fiscal 2008, we recognized approximately $1.6 million in tax benefits due to the completion of the Internal Revenue Service audit for fiscal 2004 and 2005.  In addition, we recognized approximately $0.9 million of pre-Acquisition uncertainties previously reserved for upon completion of these audits.  These pre-Acquisition uncertainties have been reflected as a reduction in the OshKosh tradename asset in accordance with EITF 93-7.  We also recognized approximately $0.3 million in tax benefits due to various statute closures, primarily state and local jurisdictions during the third quarter of fiscal 2008 and approximately $0.6 million of pre-Acquisition uncertainties previously reserved for upon the closure of applicable statute of limitations.  These pre-Acquisition uncertainties have been reflected as a reduction in the OshKosh tradename asset in accordance with EITF 93-7.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 5 – INCOME TAXES: (Continued)

As of September 27, 2008, the Company had gross unrecognized tax benefits of approximately $7.0 million.  The Company’s reserve for unrecognized tax benefits as of September 27, 2008 includes approximately $5.4 million of reserves which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The reserve for unrecognized tax benefits also includes $1.2 million of reserves which, if ultimately recognized, would be reflected as an adjustment to the Carter’s cost in excess of fair value of net assets acquired or the OshKosh tradename asset and $0.4 million for tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $0.6 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2009.  Such exposures relate primarily to state and local income tax matters.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2009 and the tax rate in the quarter in which the benefits are recognized.

      We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $0.5 million of interest accrued as of September 27, 2008.

NOTE 6 – FAIR VALUE MEASUREMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 27, 2008, as required by SFAS 157:

(dollars in millions)	Level 1	Level 2	Level 3

Assets
Investments	$--	$--	$--

Liabilities
Interest rate swap	$--	$0.9	$--
Interest rate collar	$--	$0.5	$--

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of September 27, 2008, approximately $59.4 million of our outstanding term loan debt was hedged under this agreement.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS: (Continued)

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

NOTE 7 – EMPLOYEE BENEFIT PLANS:

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

The components of net periodic post-retirement benefit cost charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost – benefits attributed to service during the period	$26	$26	$79	$78
Interest cost on accumulated post-retirement benefit obligation	132	131	395	391
Total net periodic post-retirement benefit cost	$158	$157	$474	$469

The components of net periodic pension benefit cost charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Interest cost on accumulated pension benefit obligation	$13	$13	$39	$43
Actuarial gain	--	(53)	--	(53)
Total net periodic pension benefit cost	$13	$(40)	$39	$(10)

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – EMPLOYEE BENEFIT PLANS:  (Continued)

The Company acquired two defined benefit pension plans in connection with the Acquisition.  The benefits for certain current and former employees of OshKosh under these pension plans were frozen as of December 31, 2005.  During the second quarter of fiscal 2007, the Company liquidated one of these plans, the OshKosh B’Gosh Collective Bargaining Pension Plan (the “Plan”), distributed each participant’s balance, and the remaining net assets of $2.2 million were contributed to the Company’s defined contribution plan to offset future employer contributions.  In connection with the liquidation of the Plan, the Company recorded a pre-tax gain of approximately $0.3 million related to the Plan settlement during the second quarter of fiscal 2007.

The Company’s net periodic pension benefit included in the statements of operations is comprised of:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Interest cost on accumulated pension benefit obligation	$562	$551	$1,686	$1,654
Expected return on assets	(943)	(897)	(2,830)	(3,213)
Amortization of actuarial gain	(19)	(34)	(57)	(104)
Gain on settlement	--	--	--	(276)
Total net periodic pension benefit	$(400)	$(380)	$(1,201)	$(1,939)

NOTE 8 – COMMON STOCK:

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

During the third quarter and first nine months of fiscal 2008, the Company repurchased and retired approximately $10 million and $30 million, or 578,098 and 1,898,183 shares, of its common stock at an average price of $16.81 and $15.69 per share, respectively.  During the third quarter and first nine months of fiscal 2007, the Company repurchased and retired approximately $7 million and $47 million, or 338,100 and 1,985,519 shares, of its common stock at an average price of $21.87 and $23.88 per share, respectively.  Since inception of the program and through the first nine months of fiscal 2008, the Company repurchased and retired approximately $87 million, or 4,371,402 shares, of its common stock at an average price of $19.96 per share.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

During the first nine months of fiscal 2008, the Company issued 43,386 shares of common stock at a fair market value of $14.52 to its non-management board members.  Accordingly, we recognized $630,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

During the third quarter and first nine months of fiscal 2007, the Company issued 2,062 shares and 23,482 shares of common stock at a fair market value of $21.82 and $25.21 to its non-management board members and recognized $45,000 and $585,000 in stock-based compensation expense, respectively.  We received no proceeds from the issuance of these shares.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine-month period ended September 27, 2008.

Assumptions

Volatility	34.16%
Risk-free interest rate	3.49%
Expected term (years)	5.62
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the nine-month period ended September 27, 2008:
	Time-based stock options	Performance-based stock options	Retained stock options	Restricted stock

Outstanding, December 29, 2007	4,315,689	620,000	661,870	372,283

Granted	532,250	--	--	152,606
Exercised	(31,089)	--	(548,356)	--
Vested restricted stock	--	--	--	(39,850)
Forfeited	(17,150)	(400,000)	--	(7,250)
Expired	(8,450)	--	--	--

Outstanding, September 27, 2008	4,791,250	220,000	113,514	477,789

Exercisable, September 27, 2008	3,623,170	--	113,514	--

As a result of the retirement of an executive officer during the second quarter of fiscal 2008, the Company recognized approximately $2.2 million of stock-based compensation expense as a result of the accelerated vesting of 400,000 performance-based stock options (see Note 14, “Executive Retirement Charges”).

During the three-month period ended September 27, 2008, we granted 495,000 time-based stock options with a weighted-average Black-Scholes fair value of $5.81 and a weighted-average exercise price of $15.23.  In connection with these grants, we recognized approximately $165,000 in stock-based compensation expense.

During the nine-month period ended September 27, 2008, we granted 532,250 time-based stock options with a weighted-average Black-Scholes fair value of $5.89 and a weighted-average exercise price of $15.35.  In connection with these grants, we recognized approximately $194,000 in stock-based compensation expense.

During the three-month period ended September 27, 2008, we granted 127,500 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $16.59.  In connection with these grants, we recognized approximately $88,000 in stock-based compensation expense.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – STOCK-BASED COMPENSATION:  (Continued)

During the nine-month period ended September 27, 2008, we granted 152,606 shares of restricted stock to employees and a director with a weighted-average fair value on the date of grant of $16.59.  In connection with these grants, we recognized approximately $143,000 in stock-based compensation expense.

Unrecognized stock-based compensation expense related to outstanding stock options and restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2008 (period from September 28 through January 3, 2009)	$917	$751	$1,668
2009	2,665	2,464	5,129
2010	1,897	1,829	3,726
2011	1,276	1,298	2,574
2012	270	313	583
Total	$7,025	$6,655	$13,680

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – SEGMENT INFORMATION:  (Continued)

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended					For the nine-month periods ended
(dollars in thousands)	September 27, 2008		% of Total	September 29, 2007	% of Total	September 27, 2008		% of Total	September 29, 2007		% of Total

Net sales:
Wholesale-Carter’s	$151,848		34.8%	$149,918	36.4%	$364,002		34.1%	$355,865		34.9%
Wholesale-OshKosh	22,801		5.2%	28,197	6.9%	55,010		5.1%	63,417		6.2%
Retail-Carter’s	112,508		25.8%	102,429	24.9%	291,566		27.3%	253,530		24.9%
Retail-OshKosh	72,568		16.6%	62,800	15.3%	166,816		15.6%	157,533		15.5%
Mass Channel-Carter’s	76,694		17.6%	67,605	16.5%	190,672		17.9%	188,507		18.5%
Total net sales	$436,419		100.0%	$410,949	100.0%	$1,068,066		100.0%	$1,018,852		100.0%

Operating income (loss):			% of segment net sales		% of segment net sales			% of segment net sales			% of segment net sales
Wholesale-Carter’s	$29,520		19.4%	$33,484	22.3%	$63,086		17.3%	$70,972		19.9%

Wholesale-OshKosh	1,546		6.8%	2,624	9.3%	(5,290)		(9.6)%	(1,010)		(1.6)%

OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	--	--	--		--	(35,995)		(56.8)%

Net Wholesale-OshKosh	1,546		6.8%	2,624	9.3%	(5,290)		(9.6)%	(37,005)		(58.4)%

Retail-Carter’s	20,367		18.1%	19,599	19.1%	42,167		14.5%	33,235		13.1%

Retail-OshKosh	9,810		13.5%	2,541	4.0%	431		0.3%	(478)		(0.3)%

OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	--	--	--		--	(106,891)		(67.9)%

Net Retail-OshKosh	9,810		13.5%	2,541	4.0%	431		0.3%	(107,369)		(68.2)%

Mass Channel-Carter’s	10,055		13.1%	12,898	19.1%	24,576		12.9%	30,043		15.9%

Mass Channel-OshKosh (a)	764		--	615	--	1,923		--	1,503		--

Segment operating income (loss)	72,062		16.5%	71,761	17.5%	126,893		11.9%	(8,621)		(0.8)%

Other reconciling items	(14,964	) (b)	(3.4)%	(11,753)	(2.9)%	(39,990	) (b),(c)	(3.7)%	(36,072	) (d)	(3.5)%

OshKosh tradename impairment	--		--	--	--	--		--	(12,000)		(1.2)%

Net other reconciling items	(14,964)		(3.4)%	(11,753)	(2.9)%	(39,990)		(3.7)%	(48,072)		(4.7)%

Total operating income (loss)	$57,098		13.1%	$60,008	14.6%	$86,903		8.1%	$(56,693)		(5.6)%

(a
(a)	OshKosh mass channel consists of a licensing agreement with Target. Operating income consists of royalty income, net of related expenses.
(b)	Includes $2.6 million related to the write-down of the carrying value of the OshKosh distribution center (see Note 11).
(c)	Includes $5.3 million in executive retirement charges in connection with Mr. Rowan’s retirement (see Note 14).
(d)	Includes $7.4 million in closure costs related to the closure of our OshKosh distribution center, including $2.1 million in accelerated depreciation (see Note 11).

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – FACILITY CLOSURE AND RESTRUCTURING COSTS:

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the OshKosh distribution facility would be significantly shortened.  Accordingly, we wrote down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the OshKosh facility ceased as of April 5, 2007, at which point the land, building, and equipment assets of $6.1 million were reclassified as held for sale.  Over the past year, the Company has been actively trying to sell this facility for its appraised value.  However, due to recent declines in the commercial real estate market, the Company lowered the anticipated selling price of the facility during the third quarter of fiscal 2008 and has written down the carrying value of the facility by $2.6 million to reflect the new anticipated selling price.

During the first nine months of fiscal 2007, we recorded closure costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million of other closure costs.

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

The following table summarizes restructuring reserves related to the Acquisition which were included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other exit costs	Lease termination costs	Total

Balance at December 29, 2007	$489	$674	$1,163
Payments	(458)	--	(458)
Balance at March 29, 2008	31	674	705
Payments	(53)	--	(53)
Adjustments	42	(42)	--
Balance at June 28, 2008	20	632	652
Payments	(31)	(632)	(663)
Adjustments	11	--	11
Balance at September 27, 2008	$--	$--	$--

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – EARNINGS PER SHARE:

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

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands, except per share data)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income (loss)	$33,375	$34,618	$47,713	$(99,220)

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,015,725	57,745,717	56,462,515	58,010,633
Dilutive effect of unvested restricted stock	84,593	60,190	84,119	--
Dilutive effect of stock options	1,863,623	2,169,223	1,943,772	--

Diluted number of common and common equivalent shares outstanding	57,963,941	59,975,130	58,490,406	58,010,633

Basic net income (loss) per common share	$0.60	$0.60	$0.85	$(1.71)
Diluted net income (loss) per common share	$0.58	$0.58	$0.82	$(1.71)

For the three and nine-month periods ended September 27, 2008, anti-dilutive shares of 1,400,300 and 1,545,725, respectively, and performance-based stock options of 220,000, were excluded from the computations of diluted earnings per share.  For the three-month period ended September 29, 2007, anti-dilutive shares of 658,100 and performance-based stock options of 620,000 were excluded from the computations of diluted earnings per share.  For the nine-month period ended September 29, 2007, diluted net loss per common share is the same as basic net loss per common share, as the Company had a net loss.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, “Business Combinations.”  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We have evaluated the impact that SFAS 141(R) will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter fiscal 2009 consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  The FSP must be applied prospectively to intangible assets acquired after January 1, 2009.  We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.

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

NOTE 14 – EXECUTIVE RETIREMENT CHARGES:

On June 11, 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the second quarter of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of certain stock options.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2008 reflect our financial position as of September 27, 2008.  The third quarter and first nine months of fiscal 2007 ended on September 29, 2007.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Wholesale - Carter’s	34.8%	36.4%	34.1%	34.9%
Wholesale - OshKosh	5.2	6.9	5.1	6.2
Retail - Carter’s	25.8	24.9	27.3	24.9
Retail - OshKosh	16.6	15.3	15.6	15.5
Mass Channel - Carter's	17.6	16.5	17.9	18.5

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	64.6	64.5	66.4	65.9

Gross profit	35.4	35.5	33.6	34.1
Selling, general, and administrative expenses	24.0	22.9	27.1	26.2
Intangible asset impairment	--	--	--	15.2
Executive retirement charges	--	--	0.5	--
Facility write-down and closure costs	0.5	0.1	0.2	0.5
Royalty income	(2.2)	(2.1)	(2.3)	(2.2)

Operating income (loss)	13.1	14.6	8.1	(5.6)
Interest expense, net	0.9	1.5	1.2	1.7

Income (loss) before income taxes	12.2	13.1	6.9	(7.3)
Provision for income taxes	4.6	4.7	2.4	2.4

Net income (loss)	7.6%	8.4%	4.5%	(9.7)%

Number of retail stores at end of period:
Carter’s	234	222	234	222
OshKosh	163	162	163	162
Total	397	384	397	384

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three and nine-month periods ended September 27, 2008 compared to the three and nine-month periods ended September 29, 2007

CONSOLIDATED NET SALES

In the third quarter of fiscal 2008, consolidated net sales increased $25.5 million, or 6.2%, to $436.4 million.  In the first nine months of fiscal 2008, consolidated net sales increased $49.2 million, or 4.8%, to $1.1 billion.  These increases reflect growth in all of our Carter’s brand segments and our OshKosh brand retail segment, partially offset by a decline in net sales in our OshKosh brand wholesale segment.

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	September 27, 2008	% of Total	September 29, 2007	% of Total	September 27, 2008	% of Total	September 29, 2007	% of Total

Net sales:
Wholesale-Carter’s	$151,848	34.8%	$149,918	36.4%	$364,002	34.1%	$355,865	34.9%
Wholesale-OshKosh	22,801	5.2%	28,197	6.9%	55,010	5.1%	63,417	6.2%
Retail-Carter’s	112,508	25.8%	102,429	24.9%	291,566	27.3%	253,530	24.9%
Retail-OshKosh	72,568	16.6%	62,800	15.3%	166,816	15.6%	157,533	15.5%
Mass Channel-Carter’s	76,694	17.6%	67,605	16.5%	190,672	17.9%	188,507	18.5%
Total net sales	$436,419	100.0%	$410,949	100.0%	$1,068,066	100.0%	$1,018,852	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $1.9 million, or 1.3%, in the third quarter of fiscal 2008 to $151.8 million and was driven by a 6% increase in units shipped, partially offset by a 4% decline in average price per unit as compared to the third quarter of fiscal 2007.  The increase in units shipped during the third quarter of fiscal 2008 was driven primarily by increased shipments of our playwear and baby products, due primarily to higher demand and higher levels of off-price units shipped.  The decrease in average price per unit during the third quarter of fiscal 2008 was due to more competitive pricing in certain product categories.

Carter’s brand wholesale sales increased $8.1 million, or 2.3%, in the first nine months of fiscal 2008 to $364.0 million and was driven by a 9% increase in units shipped, partially offset by a 6% decline in average price per unit as compared to the first nine months of fiscal 2007.  The increase in units shipped during the first nine months of fiscal 2008 was driven primarily by increased shipments of our playwear and baby products, due primarily to higher demand and higher levels of off-price units shipped.  The decrease in average price per unit during the first nine months of fiscal 2008 was due to more competitive pricing in certain product categories, particularly to our off-price customers.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $5.4 million, or 19.1%, in the third quarter of fiscal 2008 to $22.8 million.  The decrease in OshKosh brand wholesale sales reflects a 13% decrease in average price per unit and a 7% decrease in units shipped as compared to the third quarter of fiscal 2007.  The decrease in average price per unit reflects a change in strategy to reposition the OshKosh brand to appeal to a broader audience of mainstream consumers.  The decrease in units shipped is reflective of reduced orders for fall 2008 product as a result of past product performance.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OshKosh brand wholesale sales decreased $8.4 million, or 13.3%, in the first nine months of fiscal 2008 to $55.0 million.  The decrease in OshKosh brand wholesale sales reflects a 22% decrease in average price per unit due to the change in strategy to reposition the brand, as well as lower average selling prices on off-price units.  This decrease was partially offset by an 11% increase in units shipped as compared to the first nine months of fiscal 2007, consisting entirely of off-price units.

We continue to believe we have strengthened the OshKosh brand to be more competitive in the marketplace and enhance the profitability of our customers.  The benefits from this change in strategy are not expected to meaningfully improve our OshKosh brand sales and related profitability until the cumulative effect of changes in talent, product benefits, pricing, branding, and sourcing strategies are reflected in our Spring 2009 product line.  Our Spring 2009 product line begins shipping in the latter part of the fourth quarter of fiscal 2008.

MASS CHANNEL SALES

Mass channel sales increased $9.1 million, or 13.4%, in the third quarter of fiscal 2008 to $76.7 million.  The increase was due to a $7.6 million, or 17.9%, increase in sales of our Child of Mine brand to Wal-Mart, and a $1.5 million, or 6.0%, increase in sales of our Just One Year brand to Target.  The increase in Child of Mine sales was due to timing of product launches and new floor space, particularly in playwear.  The increase in Just One Year sales was driven primarily from new door growth.

Mass channel sales increased $2.2 million, or 1.1%, in the first nine months of fiscal 2008 to $190.7 million.  The increase was due to a $6.8 million, or 9.9%, increase in sales of our Just One Year brand to Target, partially offset by a $4.6 million, or 3.9%, decrease in sales of our Child of Mine brand to Wal-Mart.  The increase in Just One Year sales was driven primarily from new door growth and new floor space, particularly in playwear.  The decrease in Child of Mine sales was due to product performance, particularly certain Spring 2008 products.

CARTER’S RETAIL STORES SALES

Carter’s retail store sales increased $10.1 million, or 9.8%, in the third quarter of fiscal 2008 to $112.5 million.  The increase was driven by a comparable store sales increase of $6.2 million, or 6.1%, and incremental sales of $4.2 million generated by new store openings, partially offset by the impact of store closures of $0.3 million.  On a comparable store basis, units per transaction increased 3.7% and average prices increased 2.4%.  These increases in units per transaction and average prices were driven by strong product performance in the playwear, sleepwear, and baby categories.  We also believe that improved in-store product presentation, a focus on merchandising, and marketing efforts contributed to these increases.

In the first nine months of fiscal 2008, Carter’s retail store sales increased $38.0 million, or 15.0%, to $291.6 million.  The increase was driven by a comparable store sales increase of $28.5 million, or 11.3%, and incremental sales of $10.4 million generated by new store openings, partially offset by the impact of store closures of $0.9 million.  On a comparable store basis, transactions increased 4.5%, units per transaction increased 5.2%, and average prices increased 1.3%.  These increases in transactions, units per transaction, and average prices were driven by strong product performance in all product categories, higher average inventory levels, improved in-store product presentation, a focus on merchandising and marketing efforts.

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

There were a total of 234 Carter’s retail stores as of September 27, 2008.  During the third quarter of fiscal 2008, we opened three stores.  During the first nine months of fiscal 2008, we opened six Carter’s retail stores.  We plan to open 19 and close one Carter’s retail store during the fourth quarter of fiscal 2008.

OSHKOSH RETAIL STORES SALES

OshKosh retail store sales increased $9.8 million, or 15.6%, in the third quarter of fiscal 2008 to $72.6 million.  The increase was driven by a comparable store sales increase of $8.2 million, or 13.2%, and incremental sales of $2.1 million generated by new store openings, partially offset by the impact of store closures of $0.5 million.  On a comparable store basis, transactions increased 2.9%, average prices increased 11.3%, and units per transaction decreased 1.1%.  The increase in average prices was driven by improving the mix of in-season product and transactions were driven by improved product performance and marketing efforts.

       OshKosh retail store sales increased $9.3 million, or 5.9%, in the first nine months of fiscal 2008 to $166.8 million.  The increase was due to incremental sales of $5.8 million generated by new store openings, and a comparable store sales increase of $4.8 million, or 3.0%, partially offset by the impact of store closures of $1.3 million.  On a comparable store basis, units per transaction increased 7.5% and average prices decreased 4.8%.  The increase in units per transaction and decrease in average prices were driven by heavy promotional pricing on excess products during the first half of fiscal 2008.

There were a total of 163 OshKosh retail stores as of September 27, 2008.  We plan to open three OshKosh retail stores during the fourth quarter of fiscal 2008.

GROSS PROFIT

Our gross profit increased $8.8 million, or 6.0%, to $154.7 million in the third quarter of fiscal 2008.  Gross profit as a percentage of net sales was 35.4% in the third quarter of fiscal 2008 as compared to 35.5% in the third quarter of fiscal 2007.  Our gross profit increased $11.5 million, or 3.3%, to $359.2 million in the first nine months of fiscal 2008.  Gross profit as a percentage of net sales was 33.6% in the first nine months of fiscal 2008 as compared to 34.1% in the first nine months of fiscal 2007.

These decreases in gross profit as a percentage of net sales reflect:

(i)	Higher provisions for excess inventory of approximately $2.8 million in the third quarter of fiscal 2008 and $9.6 million in the first nine months of fiscal 2008;

(ii)	A decline in OshKosh brand wholesale margins due to price reductions and product performance; and

(iii)	Lower margins on 2008 Child of Mine products due to disappointing over-the-counter performance.

These decreases were partially offset by the performance of our higher margin Carter’s and OshKosh retail businesses for the third quarter and first nine months of fiscal 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third quarter of fiscal 2008 increased $10.3 million, or 10.9%, to $104.5 million.  As a percentage of net sales, selling, general, and administrative expenses in the third quarter of fiscal 2008 were 24.0% as compared to 22.9% in the third quarter of fiscal 2007.  Selling, general, and administrative expenses in the first nine months of fiscal 2008 increased $21.9 million, or 8.2%, to $289.0 million.  As a percentage of net sales, selling, general, and administrative expenses in the first nine months of fiscal 2008 were 27.1% as compared to 26.2% in the first nine months of fiscal 2007.

The increases in selling, general, and administrative expenses as a percentage of net sales reflect:

(i)	growth in our consolidated retail store expenses in the third quarter and first nine months of fiscal 2008 related primarily to new store openings and investments in our retail management team; and

(ii)
a provision for incentive compensation of $3.7 million in the third quarter of fiscal 2008 and $5.1 million in the first nine months of fiscal 2008 as compared to no provision in the third quarter and first nine months of fiscal 2007, respectively.

Partially offsetting these increases were:

(i)
a decline in distribution costs as a percentage of sales from 3.9% in the third quarter of fiscal 2007 to 3.6% in the third quarter of fiscal 2008 and from 4.3% in the first nine months of fiscal 2007 to 3.9% in the first nine months of fiscal 2008 resulting from supply chain efficiencies;

(ii)	decreased severance, recruiting, and relocation expenses in the third quarter and first nine months of fiscal 2008 as compared to the third quarter and first nine months of fiscal 2007; and

(iii)	accelerated depreciation charges of $2.1 million in the first nine months of fiscal 2007 related to the closure of our White House, Tennessee distribution facility.

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

EXECUTIVE RETIREMENT CHARGES

On June 11, 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the second quarter of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of certain stock options.

FACILITY WRITE-DOWN AND CLOSURE COSTS

On February 15, 2007, the Board of Directors approved management’s plan to close the Company’s White House, Tennessee distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  As a result of this closure, during the third quarter of fiscal 2007, we recorded closure costs of $0.3 million.

In the first nine months of fiscal 2007, we recorded closure costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million in other closure costs.

In the third quarter of fiscal 2008, the Company wrote down the carrying value of the White House, Tennessee distribution facility by $2.6 million to reflect a reduction of the anticipated selling price of the property as a result of the deterioration in the commercial real estate market.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh B’Gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands was approximately $9.6 million (including $1.9 million of international royalty income from our OshKosh brands) in the third quarter of fiscal 2008, an increase of 10.7%, or $0.9 million, as compared to the third quarter of fiscal 2007.  This increase was driven primarily by Carter’s, Genuine Kids from OshKosh, and OshKosh brand domestic and international licensee sales.  Growth in our Carter’s licensing business was, in part, driven by our new licensed furniture business.

Royalty income from these brands was approximately $24.7 million (including $5.3 million of international royalty income from our OshKosh brands) in the first nine months of fiscal 2008, an increase of 7.9%, or $1.8 million, as compared to the first nine months of fiscal 2007.  This increase was driven primarily by Carter’s, Child of Mine, Genuine Kids from OshKosh, and OshKosh brand domestic and international licensee sales.

OPERATING INCOME (LOSS)

Our operating income decreased $2.9 million, or 4.8%, to $57.1 million in the third quarter of fiscal 2008.  Our operating income was $86.9 million in the first nine months of fiscal 2008 as compared to an operating loss of $56.7 million in the first nine months of fiscal 2007.  These changes in our operating results are due to the factors described above.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INTEREST EXPENSE, NET

Interest expense in the third quarter of fiscal 2008 decreased $2.0 million, or 32.8%, to $4.0 million.  The decrease is primarily attributable to lower effective interest rates on lower weighted-average borrowings.  Weighted-average borrowings in the third quarter of fiscal 2008 were $339.8 million at an effective interest rate of 5.1% as compared to weighted-average borrowings in the third quarter of fiscal 2007 of $366.1 million at an effective interest rate of 6.8%.  In the third quarter of fiscal 2008, we recorded $0.3 million in interest expense related to our interest rate swap agreement and $0.4 million in interest expense related to our interest rate collar agreement.  In the third quarter of fiscal 2007, we recorded interest income of approximately $0.4 million related to our interest rate swap agreement, which effectively reduced our interest expense under the term loan.

Interest expense in the first nine months of fiscal 2008 decreased $4.1 million, or 23.5%, to $13.4 million.  The decrease is primarily attributable to lower effective interest rates on lower weighted-average borrowings.  Weighted-average borrowings in the first nine months of fiscal 2008 were $340.7 million at an effective interest rate of 5.7% as compared to weighted-average borrowings in the first nine months of fiscal 2007 of $351.6 million at an effective interest rate of 7.0%.  In the first nine months of fiscal 2008, we recorded $0.9 million in interest expense related to our interest rate swap agreement and $0.9 million in interest expense related to our interest rate collar agreement.  In the first nine months of fiscal 2007, we recorded interest income of approximately $1.3 million related to our interest rate swap agreement, which effectively reduced our interest expense under the term loan.

INCOME TAXES

Our effective tax rate was 37.1% for the third quarter of fiscal 2008 as compared to 35.9% in the third quarter of fiscal 2007.  This increase was the result of the timing of the reversal of certain reserves for tax positions as a result of various statute closures.  Our effective tax rate was 35.1% for the first nine months of fiscal 2008 as compared to (33.8%) for the first nine months of fiscal 2007.  This change was a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset during the first nine months of fiscal 2007 which is not deductible for income tax purposes.

NET INCOME (LOSS)

As a result of the factors described above, our net income decreased $1.2 million, or 3.6%, to $33.4 million in the third quarter of fiscal 2008.  Our net income for the first nine months of fiscal 2008 was $47.7 million as compared to a net loss of $99.2 million for the first nine months of fiscal 2007.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash on hand, cash flow from operations, and borrowings under our revolver, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our senior credit facility.

Net accounts receivable at September 27, 2008 and September 29, 2007 were each $160.1 million and $119.7 million at December 29, 2007.  Due to the seasonal nature of our operations, the net accounts receivable balance at September 27, 2008 is not comparable to the net accounts receivable balance at December 29, 2007.

Net inventories at September 27, 2008 were $214.4 million compared to $246.5 million at September 29, 2007 and $225.5 million at December 29, 2007.  The decrease of $32.2 million, or 13.0%, as compared to September 29, 2007 is due primarily to improved inventory management and timing of shipments.  Due to the seasonal nature of our operations, net inventories at September 27, 2008 are not comparable to net inventories at December 29, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash provided by operating activities for the first nine months of fiscal 2008 was $57.4 million compared to net cash used in operating activities of $38.6 million in the first nine months of fiscal 2007.  The increase in operating cash flow reflects favorable changes in working capital, particularly in inventory.

We invested $19.2 million in capital expenditures during the first nine months of fiscal 2008 compared to $13.2 million during the first nine months of fiscal 2007.  We plan to invest approximately $31 million in capital expenditures during the fourth quarter of fiscal 2008 primarily for retail store openings, a new point of sale system for our retail stores, and fixtures for our wholesale customers.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.  During the third quarter and first nine months of fiscal 2008, the Company repurchased and retired approximately $10 million and $30 million, or 578,098 and 1,898,183 shares, of its common stock at an average price $16.81 and $15.69 per share, respectively.  Since inception of the program and through the nine-month period ended September 27, 2008, the Company repurchased and retired approximately $87 million, or 4,371,402 shares, of its common stock at an average price of $19.96 per share.

At September 27, 2008, we had approximately $339.8 million in term loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $9.1 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The fair market value of the interest rate swap agreement as of September 27, 2008 was a liability of $0.9 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  The interest rate swap agreement matures on July 30, 2010.  As of September 27, 2008, approximately $59.4 million of our outstanding term loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The fair market value of the interest rate collar agreement as of September 27, 2008 was a liability of $0.5 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  The interest rate collar agreement covers $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matures on January 31, 2009.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of September 27, 2008, $180.4 million of our outstanding debt bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.8 million, exclusive of variable rate debt subject to our interest rate swap and collar agreements, and could have an adverse effect on our net income (loss) and cash flow.

Our senior credit facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  No such prepayment was required for fiscal 2007 or 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the third quarter of fiscal 2008, the Company wrote down the carrying value of its OshKosh distribution facility by approximately $2.6 million to $3.5 million to reflect a reduction of the anticipated selling price of the facility as a result of the deterioration in the commercial real estate market.

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

EFFECTS OF INFLATION AND DEFLATION

We are affected by inflation and changing prices primarily through purchasing product from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates.  The effects of inflation on our net sales and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  If deflationary price trends outpace our ability to obtain price reductions from our global suppliers, our profitability may be affected.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $1.0 million and $1.9 million in the third quarter and the first nine months of fiscal 2008 and $0.8 million and $1.4 million in the third quarter and first nine months of fiscal 2007 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of September 27, 2008, we had approximately $442.3 million in Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the 2001 acquisition to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated to be approximately $88.0 million, also using a discounted cash flow analysis.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 10% for Carter’s and 12% for OshKosh.  The tradenames were determined to have indefinite lives.  The carrying values of these assets are subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, “Business Combinations.”  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We have evaluated the impact that SFAS 141(R) will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter fiscal 2009 consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  The FSP must be applied prospectively to intangible assets acquired after January 1, 2009.  We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.

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

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of September 27, 2008, our outstanding debt aggregated $339.8 million, of which $180.4 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.8 million, exclusive of variable rate debt subject to our interest rate swap and collar agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A class action lawsuit was filed on September 19, 2008 under Sections 10b and 20 of the federal securities laws. The case is at its earliest stage as lead plaintiff and lead counsel have yet to be determined.  The Company intends to vigorously defend this claim.  Following appointment of lead plaintiff and lead counsel, the Company intends to file a motion to dismiss for failure to state a claim under the federal securities laws.

        A class action lawsuit was filed on September 29, 2008 against the Company claiming breach of contract arising from certain advertising and pricing practices with respect to Carter's brand products purchased by consumers at Carter's retail stores nationally.  The complaint seeks damages and injunctive relief.  The Company intends to vigorously defend this claim.

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

In the third quarter and first nine months of fiscal 2008, we derived approximately 46.0% and 43.1% of our consolidated net sales from our top eight customers, including mass channel customers.  Kohl’s accounted for approximately 12% and 10%, and Wal-Mart accounted for approximately 11% of our consolidated net sales for both the third quarter and first nine months of fiscal 2008, respectively.  We expect that these customers will continue to represent a significant portion of our sales in the future.  However, we do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships with these customers and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease.  To the extent these deflationary pressures are not offset by reductions in manufacturing costs, there would be an affect on the gross margin percentage.  However, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating results.

Our business is sensitive to overall levels of consumer spending, particularly in the apparel segment.

      The United States economy is currently undergoing a period of slowdown and extreme volatility, which may be evidence of a recession.  The future economic environment may continue to be less favorable than that of recent years.  This slowdown has, and could further lead to, reduced consumer spending in the future.  The Company believes the amount of clothing consumers desire to purchase, specifically brand name apparel products, is impacted by the overall level of consumer spending.  Overall economic conditions that affect discretionary consumer spending include employment levels, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, interest rates, and levels of consumer indebtedness.  Reductions in the level of discretionary spending may have a material adverse affect on the Company’s sales and results of operations.

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

On September 27, 2008, we had total debt of approximately $339.8 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the three-month period ended September 27, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

June 29, 2008 through July 26, 2008	--	--	--	$22,474,053

July 27, 2008 through August 23, 2008	440,598	$16.55	440,598	$15,180,412

August 24, 2008 through September 27, 2008	137,500	$17.61	137,500	$12,758,989

Total	578,098	$16.81	578,098	$12,758,989

(1)	Represents repurchased shares which were retired.

(2)
On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $12,758,989 as of September 27, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

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

CARTER’S, INC.

Date: October 30, 2008	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: October 30, 2008	/s/ ANDREW B. NORTH
Andrew B. North
Interim Chief Financial Officer and
Principal Accounting Officer