Form 10-K
CARTERS INC
filed 2009-02-27
CIK 1060822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2008 (the last business day of our most recently completed second quarter) was $776,016,341.

There were 56,352,111 shares of Carter’s, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Stockholders of Carter’s, Inc., to be held on May 14, 2009, will be incorporated by reference in Part III of this Form 10-K.  Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 3, 2009.

CARTER’S, INC.

PART I

Our market share data is based on information provided by the NPD Group, Inc.  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of a market.  NPD has restated historical data, therefore, the market data reported prior to 2008 is not directly comparable to the data reported in this Annual Report on Form 10-K.  The baby and young children’s apparel market includes apparel products from sizes newborn to seven.

Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.

ITEM 1. BUSINESS

We are the largest branded marketer in the United States of apparel exclusively for babies and young children.  We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh.  Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to seven.  In fiscal 2005, we acquired OshKosh B’Gosh, Inc.  Established in 1895, OshKosh is recognized as a well-known brand that is trusted by consumers for its line of apparel for children sizes newborn to 12.  We have extensive experience in the young children’s apparel market and focus on delivering products that satisfy our consumers’ needs.  We market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We have developed a business model that we believe has multiple platforms for growth and is focused on high volume and productivity.  Our Carter’s, OshKosh, and related sub-brands are sold to national department stores, chain and specialty stores, discount retailers, and, as of January 3, 2009, through 253 Carter’s and 165 OshKosh outlet and brand retail stores.  We believe each of our brands has its own unique positioning in the marketplace.  Our brands compete in the $24 billion children’s apparel market, for children sizes newborn to seven, with our Carter’s brand achieving the #1 branded position with a 10.9% market share.  Our OshKosh brand has a 3.2% market share.  We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories.  Our distribution strategy enables us to reach a broad range of consumers through channel, price point, and region.

Since fiscal 2004, including OshKosh, we have increased consolidated net sales at a compound annual growth rate of 16.0%.  Since fiscal 2006, our first full year of sales from OshKosh, we have increased consolidated net sales at a compounded annual growth rate of 5.3%.  Our pre-tax results have ranged from income of $82.5 million in fiscal 2004 to $117.4 million in fiscal 2008, with the exception of fiscal 2007 in which we had a pre-tax loss of $29.1 million.  In fiscal 2007, our pre-tax results were impacted by OshKosh related intangible asset impairment charges of $154.9 million and distribution facility closure costs of $7.4 million related to further integrating OshKosh.  In fiscal 2008, our pre-tax results were decreased by executive retirement charges of $5.3 million and a write-down of $2.6 million on our OshKosh distribution facility, which is held for sale.

The Company’s principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER’S BRANDS

Under our Carter’s brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven.  Our Carter’s brand is sold in department stores, national chains, specialty stores, off-price sales channels, and through our Carter’s retail stores.  Additionally, we sell our Just One Year and Child of Mine brands through the mass channel at Target and Wal-Mart, respectively.  In fiscal 2008, we sold over 223 million units of Carter’s, Child of Mine, and Just One Year products to our wholesale customers, mass channel customers, and through our Carter’s retail stores, an increase of approximately 9% from fiscal 2007.  Under our Carter’s, Child of Mine, and Just One Year brands, sales growth has been driven by our focus on essential, high-volume, core apparel products for babies and young children.  Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets.  Our top ten baby and sleepwear core products accounted for approximately 67% of our baby and sleepwear net sales in fiscal 2008, including the mass channel.  We believe these core products are essential consumer staples, insulated from changes in fashion trends, and supported by a strong birth rate and other favorable demographic trends.

We have four cross-functional product teams focused on the development of our Carter’s baby, sleepwear, playclothes, and mass channel products.  These teams are skilled in identifying and developing high-volume, core products.  Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics.  These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems.  We also license our brand names to other companies to create a complete collection of lifestyle products, including bedding, hosiery, underwear, shoes, room décor, furniture, and toys.  The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to core product design reduces our susceptibility to fashion risk and supports efficient operations.  We conduct consumer research as part of our product development process and engage in product testing in our own stores.  We analyze quantitative measurements such as pre-season bookings, weekly over-the-counter selling results, and daily re-order rates in order to assess productivity.

CARTER’S BRAND POSITIONING

Our strategy is to drive our brand image as the leader in baby and young children’s apparel and to consistently provide high-quality products at a great value to consumers.  We employ a disciplined marketing strategy that identifies and focuses on core products.  We believe that we have strengthened our brand image with the consumer by differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies.  We also attempt to differentiate our products through store-in-store shops and advertising with our wholesale and mass channel customers.  We have invested in display units for our major wholesale customers that clearly present our core products on their floors to enhance brand and product presentation.  We also strive to provide our wholesale and mass channel customers with a consistent, high-level of service, including delivering and replenishing products on time to fulfill customer needs.

CARTER’S PRODUCTS

Baby

Carter’s brand baby products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties.  In fiscal 2008, excluding mass channel sales, we generated $362.7 million in net sales of these products, representing 24.3% of our consolidated net sales.

Our Carter’s brand is the leading brand in the baby category.  In fiscal 2008, in the department store, national chain, outlet, specialty store, and off-price sales channels, our aggregate Carter’s brand market share was approximately 29.6% for baby, which represents greater than five times the market share of the next largest brand.  We sell a complete range of baby products for newborns, primarily made of cotton.  We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers.  We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers.  Our Carter's Starters product line, the largest component of our baby business, provides mothers with essential core products and accessories, including value-focused multi-packs.  Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in size three months to size seven.  In fiscal 2008, we generated $324.8 million in net sales of these products, excluding the mass channel, or 21.8%, of our consolidated net sales.

We have focused on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications.  Our aggregate 2008 Carter’s brand playclothes market share was 11.7% in the $10.0 billion department store, national chain, outlet, specialty store, and off-price sales channels.

Sleepwear

Carter’s brand sleepwear products include pajamas, cotton long underwear, and blanket sleepers in size 12 months to size seven.  In fiscal 2008, we generated $164.6 million in net sales of these products, excluding the mass channel, or 11.0%, of our consolidated net sales.

Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States.  In fiscal 2008, in these channels, our Carter’s brand market share was approximately 32.7%, which represents greater than two times the market share of the next largest brand.  As in our baby product line, we differentiate our sleepwear products by offering high-volume, core products with creative artwork and soft fabrications.

Mass Channel Products

Our mass channel product team focuses on baby, sleepwear, and playclothes products produced specifically for the mass channel.  Such products are differentiated through fabrications, artwork, and packaging.  Our 2008 market share was 7.9% in the $9.8 billion mass channel children’s apparel market.  Our Child of Mine product line, which is sold in substantially all Wal-Mart stores nationwide, includes layette, sleepwear, and playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts.  We also sell our Just One Year brand to Target, which includes baby, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts.  In fiscal 2008, we generated $254.4 million in net sales of our Child of Mine and Just One Year products, or 17.1%, of our consolidated net sales.

Other Products

Our other product offerings include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room décor, and hair accessories.  In fiscal 2008, we generated $60.1 million in net sales of these other products in our Carter’s retail stores, or 4.0%, of our consolidated net sales.

Royalty Income

We currently extend our Carter’s, Child of Mine, and Just One Year product offerings by licensing our brands to 17 domestic marketers in the United States.  These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and designs.  Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our core baby and young children’s apparel offerings.  Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process.  We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer.  In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated floor space for licensed product categories.  In fiscal 2008, our Carter’s brand and mass channel licensees generated wholesale and mass channel net sales of $188.4 million on which we earned $16.8 million in royalty income.

In fiscal 2008, we extended the Carter’s brand licensing arrangements internationally with two licensees who currently license the OshKosh brand.  In connection with these arrangements, the Carter’s brand generated international licensing sales of $3.2 million on which we earned $0.3 million in royalty income.

CARTER’S DISTRIBUTION CHANNELS

As described above, we sell our Carter’s brand products to leading retailers throughout the United States in the wholesale and mass channels and through our own Carter’s retail outlet and brand stores.  In fiscal 2008, sales of our Carter’s brand products through the wholesale channel, including off-price sales, accounted for 32.9% of our consolidated net sales (34.2% in fiscal 2007), sales through our retail stores accounted for 28.3% of our consolidated net sales (25.9% in fiscal 2007), and sales through the mass channel accounted for 17.1% of our consolidated net sales (17.2% in fiscal 2007).

Business segment financial information for our Carter’s brand wholesale, Carter’s brand retail, and Carter’s brand mass channel segments is contained in ITEM 8 “Financial Statements and Supplementary Data,” Note 14 -- “Segment Information” to the accompanying audited consolidated financial statements.

Our Carter’s brand wholesale customers include major retailers, such as Kohl’s, Toys “R” Us, Costco, JCPenney, Macy’s, and Sears.  Our mass channel customers are Wal-Mart and Target.  Our sales professionals work with their department or specialty store accounts to establish annual plans for our baby products, which we refer to as core basics.  Once we establish an annual plan with an account, we place the majority of our accounts on our automatic reorder plan for core basics.  This allows us to plan our sourcing requirements and benefits both us and our wholesale and mass channel customers by maximizing our customers’ in-stock positions, thereby improving sales and profitability.  We intend to drive continued growth with our wholesale and mass channel customers through our focus on managing our key accounts' business through product mix, fixturing, brand presentation, and advertising.  We believe that we maintain strong account relationships and drive brand growth through frequent meetings with the senior management of our major wholesale and mass channel customers.

As of January 3, 2009, we operated 253 Carter’s retail stores, of which 170 were outlet stores and 83 were brand stores.  These stores carry a complete assortment of first-quality baby and young children’s apparel, accessories, and gift items.  Our stores average approximately 4,700 square feet per location and are distinguished by an easy, consumer-friendly shopping environment.  We believe our brand strength and our assortment of core products has made our stores a destination location within many outlet and strip centers.  Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.  Our brand stores are generally located in high-traffic, strip centers located in or near major cities.

We have established a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density.  We believe that we are located in many of the premier outlet centers in the United States and we continue to add new strip center locations to our real estate portfolio.

OSHKOSH BRANDS

Under our OshKosh brand, we design, source, and market a broad array of young children’s apparel, primarily for children in sizes newborn to 12.  Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, and through off-price sales channels.  In fiscal 2008, we sold over 45 million units of OshKosh products through our retail stores and to our wholesale customers, an increase of approximately 7% over fiscal 2007.  We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand.  Given its long history of durability, quality, and style, we believe our OshKosh brand continues to be a market leader in the children’s branded apparel industry and represents a significant long-term growth opportunity for us, especially in the $17.0 billion young children’s playclothes market.  While we have made significant progress integrating the OshKosh business, our plans to grow the OshKosh brand in the wholesale and retail store channels have not met our expectations to date.  We continue to focus on our core product development and marketing disciplines, improving the productivity of our OshKosh retail stores, leveraging our relationships with major wholesale accounts, and leveraging our infrastructure and supply chain.

OSHKOSH BRAND POSITIONING

We believe our OshKosh brand stands for high-quality, authentic playclothes products for children sizes newborn to 12.  Our core OshKosh brand products include denim, overalls, t-shirts, fleece, and other playclothes for children.  Our OshKosh brand is generally positioned towards an older segment (sizes two to seven) and at slightly higher average prices than our Carter’s brand.  We believe our OshKosh brand has significant brand name recognition, which consumers associate with rugged, durable, and active playclothes for young children.

OSHKOSH PRODUCTS

Playclothes

Our OshKosh brand is best known for its playclothes products.  In fiscal 2008, we generated $228.4 million in net sales of OshKosh brand playclothes products, which accounted for approximately 15.3% of our consolidated net sales.  OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and playclothes products for everyday use in sizes newborn to 12.  We plan to grow this business by continuing to reduce product complexity, expanding our core product offerings, improving product value, and leveraging our strong customer relationships and global supply chain expertise.

We believe our OshKosh brand represents a significant opportunity for us to increase our share as the $17.0 billion young children’s playclothes market, including the mass channel, is highly fragmented.  In fiscal 2008, this market was more than five times the size of the baby and sleepwear markets combined.

Our OshKosh brand’s playclothes market share in the department store, national chain, outlet, specialty store, and off-price sales channels in fiscal 2008, exclusive of the mass channel, was approximately 4.8% in the $10.0 billion market in these channels.  We are continuing to develop a base of high-volume, core playclothes products for our OshKosh brand.

Other Products

The remainder of our OshKosh brand product offering includes baby, sleepwear, outerwear, shoes, hosiery, and accessories.  In fiscal 2008, we generated $95.0 million in net sales of these other products in our OshKosh retail stores, which accounted for 6.4% of our consolidated net sales.

Royalty Income

We partner with a number of domestic and international licensees to extend the reach of our OshKosh brand.  We currently have eight domestic licensees, as well as 23 international licensees selling apparel and accessories in approximately 36 countries.  Our largest licensing agreement is with Target.  All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement.  Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, bedding, and accessories.  In fiscal 2008, our domestic licensees generated wholesale and mass channel net sales of approximately $187.7 million on which we earned approximately $9.5 million in royalty income.  In fiscal 2008, our international licensees generated retail sales of approximately $112.3 million on which we earned approximately $7.1 million in royalty income.

OSHKOSH DISTRIBUTION CHANNELS

In fiscal 2008, sales of our OshKosh brand products through our OshKosh retail stores accounted for 16.7% of our consolidated net sales (16.6% in fiscal 2007) and sales through the wholesale channel, including off-price sales, accounted for 5.0% of our consolidated net sales (6.1% in fiscal 2007).

Business segment financial information for our OshKosh brand wholesale and OshKosh brand retail segments is contained in ITEM 8 “Financial Statements and Supplementary Data,” Note 14 -- “Segment Information” to the accompanying audited consolidated financial statements.

As of January 3, 2009, we operated 165 OshKosh retail stores, of which 156 were outlet stores and nine were brand stores.  These stores carry a wide assortment of young children’s apparel, accessories, and gift items and average approximately 4,800 square feet per location.

Our OshKosh brand wholesale customers include major retailers, such as Kohl’s, Bon Ton, Costco, Fred Meyer, and JCPenney.  We continue to work with our department and specialty store accounts to establish seasonal plans for playclothes products.  The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

GLOBAL SOURCING NETWORK

  We have significant experience in sourcing products from Asia, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to Asia.  We also have relationships with both leading and certain specialized sourcing agents in Asia.

Our sourcing network consists of approximately 140 vendors located in approximately 13 countries.  We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

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

TRADEMARKS, COPYRIGHTS, AND LICENSES

We own many copyrights and trademarks, including Carter’s®, Carter’s® Classics, Celebrating Childhood™, Child of Mine®, Just One Year®, OshKosh®, OshKosh B’Gosh®, At Play Since 1895™, OshKosh Est. 1895®, Genuine Kids®, The Genuine Article®, and The Genuine Deal™ many of which are registered in the United States and in more than 120 foreign countries.

We license various Company trademarks, including Carter’s, Just One Year, Child of Mine, OshKosh, OshKosh B’Gosh, OshKosh Est. 1895, and Genuine Kids to third parties to produce and distribute children’s apparel and related products such as hosiery, outerwear, swimwear, underwear, shoes, boots, slippers, diaper bags, furniture, room décor, bedding, giftwrap, baby books, party goods, and toys.

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

EMPLOYEES

As of January 3, 2009, we had 6,548 employees, 2,675 of whom were employed on a full-time basis and 3,873 of whom were employed on a part-time basis.  We have no unionized employees.  We have had no labor-related work stoppages and believe that our labor relations are good.

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

In fiscal 2008, we derived approximately 42% of our consolidated net sales from our top eight customers, including mass channel customers.  Kohl’s and Wal-Mart each accounted for approximately 10% of our consolidated net sales in fiscal 2008.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

The Company’s brand image, which is associated with providing a consumer product with outstanding quality and name recognition, makes it valuable as a royalty source.  The Company is able to generate royalty income from the sale of licensed products that bear its Carter’s, Child of Mine, Just One Year, OshKosh, Genuine Kids from OshKosh, and related trademarks.  The Company also generates foreign royalty income as our OshKosh B’Gosh label carries an international reputation for quality and American style.  While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

There are deflationary pressures on the selling price of apparel products.

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease.  To the extent these deflationary pressures are not offset by reductions in manufacturing costs, there would be an affect on the Company's gross margin.  Additionally, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating results.

Our business is sensitive to overall levels of consumer spending, particularly in the young children's apparel segment.

  Consumers' demand for young children's apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending.  Discretionary consumer spending is impacted by employment levels, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence.  Recent and further reductions in the level of discretionary spending may have a material adverse affect on the Company’s sales and results of operations.

We face risks associated with the current global credit crisis and related economic downturn.

The continuing volatility in the financial markets and the related economic downturn in markets throughout the world could have a material adverse effect on our business.  While we currently generate significant cash flows from our ongoing operations and have access to credit through amounts available under our revolving credit facility (the “Revolver”), credit markets have recently experienced significant disruptions and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability.  Further deterioration in the financial markets could make future financing difficult or more expensive.  If any of the financial institutions that are parties to our Revolver were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity.  In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business.

We source substantially all of our products through foreign production arrangements.  Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, unfavorable economic conditions, international events, or new foreign regulations and such disruptions may increase our cost of goods sold and decrease gross profit.

We source substantially all of our products through a network of vendors primarily in Asia, coordinated by our Asia agents.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•	financial instability of one of our major vendors;

•	political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•	increases in transportation costs as a result of increased fuel prices;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports including the China safeguards;

•	the occurrence of a natural disaster, unusual weather conditions, or an epidemic, the spread of which may impact our ability to obtain products on a timely basis;

•	changes in the United States customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

•	disruption in the global transportation network such as a port strike, world trade restrictions, or war;

•	the application of foreign intellectual property laws;

•	the ability of our vendors to secure sufficient credit to finance the manufacturing process including the acquisition of raw materials; and
•	exchange rate fluctuations between the United States dollar and the local currencies of foreign contractors.

These and other events beyond our control could interrupt our supply chain and delay receipt of our products into the United States.

We source all of our products through a network of vendors.  We have limited control over these vendors and we may experience delays, product recalls or loss of revenues if our products do not meet our quality standards or regulatory requirements.

  Our vendors, independent manufacturers and licensees may not continue to provide products that are consistent with our standards.  We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards.  A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse affect on our results of operations and financial condition.  In addition, because we do not control our vendors, notwithstanding our strict quality control procedures, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge, which could harm our brand and our reputation in the marketplace.

  Our products are subject to regulation of and regulatory standards set by various governmental authorities with respect to quality and safety.  Regulations and standards in this area are currently in place.  These regulations and standards may change from time to time.  Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales.  Issues with the quality and safety of merchandise we sell in our stores, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, and increased costs.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

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

On January 3, 2009, we had total debt of approximately $338.0 million.

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

As of January 3, 2009, the Company had Carter’s cost in excess of fair value of net assets acquired of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.  During the second quarter of fiscal 2007, the Company performed an interim impairment review of the OshKosh intangible assets due to continued negative trends in sales and profitability of the Company’s OshKosh wholesale and retail segments.  As a result of this review, the Company wrote off our OshKosh cost in excess of fair value of net assets acquired asset of $142.9 million and wrote down the OshKosh tradename by $12.0 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Approximate floor space in square feet	Principal use	Lease expiration date	Renewal options
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2010	13 years
Hogansville, Georgia	258,000	Distribution/warehousing	Owned	--
Barnesville, Georgia	149,000	Distribution/warehousing	Owned	--
White House, Tennessee	284,000	Distribution/warehousing *	Owned	--
Chino, California	413,000	Distribution/warehousing	March 2011	2 years
Griffin, Georgia	219,000	Finance/information technology/benefits administration/rework	Owned	--
Griffin, Georgia	12,500	Carter’s customer service	Owned	--
Griffin, Georgia	11,000	Information technology	December 2009	1 year
Atlanta, Georgia	102,000	Executive offices/Carter’s design and merchandising	June 2015	5 years
Oshkosh, Wisconsin	99,000	OshKosh’s operating offices	Owned	--
Shelton, Connecticut	64,000	Finance and retail store administration office	February 2019	10 years
New York, New York	16,000	Sales office/showroom	January 2015	--
New York, New York	14,000	OshKosh’s design center	October 2011	--

* As of January 3, 2009, this property is classified as an asset held for sale included in prepaid and other current assets on the accompanying audited consolidated balance sheets.

As of January 3, 2009, we operated 418 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet.  Generally, the majority of our leases have an average term of approximately five years with additional five-year renewal options.

Aggregate lease commitments as of January 3, 2009 for the above leased properties are as follows:  fiscal 2009—$51.8 million; fiscal 2010—$45.8 million; fiscal 2011—$35.4 million; fiscal 2012—$26.4 million; fiscal 2013—$21.2 million, and $51.7 million for the balance of these commitments beyond fiscal 2013.

ITEM 3. LEGAL PROCEEDINGS

A class action lawsuit was filed on September 16, 2008 in the United States District Court for the Northern District of Georgia asserting claims under Sections 10(b) and 20(a) of the federal securities laws.  The complaint alleges that between February 21, 2006 and July 21, 2007, the Company made misrepresentations regarding the successful integration of OshKosh into the Company's business, and that the share price of the Company's stock later fell when the market learned that the integration had not been as successful as represented.  Plaintiff Plymouth County Retirement System filed an unopposed motion to be appointed lead counsel on November 18, 2008, and that motion was fully submitted as of December 8, 2008.  Plaintiff is now waiting for a decision from the court.  By stipulation of the parties, no motion to dismiss or other response to the complaint will be due until 60 days after an amended complaint is filed subsequent to lead plaintiff appointment.  The Company intends to vigorously defend this claim.  Following appointment of lead plaintiff and lead counsel, the Company intends to file a motion to dismiss for failure to state a claim under the federal securities laws.

A class action lawsuit was filed on September 29, 2008 in United States District Court for the Northern District of Illinois against the Company claiming breach of contract arising from certain advertising and pricing practices with respect to Carter's brand products purchased by consumers at Carter's retail stores nationally.  The complaint seeks damages and injunctive relief.  Plaintiff has since filed an amended complaint, alleging breach of contract on behalf of a nationwide class and Illinois Consumer Fraud Act claims on behalf of Illinois consumers.  The Company has moved to dismiss the entire amended complaint.  On February 3, 2009 the same plaintiff's attorney filed a second, nearly identical action against the Company in the same court but in the name of a different plaintiff.  The parties filed an agreed upon motion to consolidate this second action with the first case and to stay the need for response in the second case until after the court has ruled upon the pending motion to dismiss.  The Company intends to vigorously defend these claims.

The Company is subject to various other claims and pending or threatened lawsuits in the normal course of our business.  We are not currently party to any other legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI.  The last reported sale price per share of our common stock on February 13, 2009 was $15.70.  On that date there were approximately 43,548 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2008	High	Low
First quarter	$22.39	$13.48
Second quarter	$17.14	$13.12
Third quarter	$21.82	$11.94
Fourth quarter	$22.35	$13.79

2007	High	Low
First quarter	$26.90	$20.53
Second quarter	$29.00	$24.62
Third quarter	$26.93	$18.92
Fourth quarter	$23.13	$18.35

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases by the Company during the fourth quarter of fiscal 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

September 28, 2008 through October 25, 2008	228,178	$16.93	228,178	$8,895,948

October 26, 2008 through November 29, 2008	--	--	--	$8,895,948

November 30, 2008 through January 3, 2009	--	--	--	$8,895,948

Total	228,178	$16.93	228,178	$8,895,948

(1)	Represents repurchased shares which were retired.

(2)
On February 16, 2007, our Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  The total remaining authorization under the repurchase program was $8,895,948 as of January 3, 2009.

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

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended January 3, 2009 (fiscal 2008).

On July 14, 2005, Carter’s, Inc., through TWCC, acquired all of the outstanding common stock of OshKosh for a purchase price of $312.1 million, which included payment for vested stock options (the “Acquisition”).  As part of financing the Acquisition, the Company refinanced its existing debt (the “Refinancing”), comprised of its former senior credit facility and its outstanding 10.875% Senior Subordinated Notes due 2011 (the “Notes”) (the Refinancing, together with the Acquisition, the “Transaction”).

Financing for the Transaction was provided by a new $500 million Term Loan (the “Term Loan”) and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million, the “Revolver”) entered into by TWCC with Bank of America, N.A., as administrative agent, and certain other financial institutions (the “Senior Credit Facility”).

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

The selected financial data for the five fiscal years ended January 3, 2009 were derived from our audited consolidated financial statements.  Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007, fiscal 2006 ended on December 30, 2006, fiscal 2005 ended on December 31, 2005, and fiscal 2004 ended on January 1, 2005.  Fiscal 2008 contained 53 weeks of financial results.  Fiscal 2007, fiscal 2006, fiscal 2005, and fiscal 2004 each contained 52 weeks of financial results.

The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and ITEM 8 "Financial Statements and Supplementary Data."

	Fiscal Years

(dollars in thousands, except per share data)	2008	2007	2006	2005	2004

OPERATING DATA:
Wholesale sales – Carter’s	$489,744	$482,350	$464,636	$427,043	$385,810
Wholesale sales – OshKosh	74,270	86,555	96,351	59,707	--
Retail sales – Carter’s	422,436	366,296	333,050	316,477	291,362
Retail sales – OshKosh	249,130	233,776	229,103	140,104	--
Mass Channel sales – Carter’s	254,436	243,269	220,327	178,027	145,949
Total net sales	1,490,016	1,412,246	1,343,467	1,121,358	823,121
Cost of goods sold	975,999	928,996	854,970	725,086	525,082
Gross profit	514,017	483,250	488,497	396,272	298,039
Selling, general, and administrative expenses	404,274	359,826	352,459	288,624	208,756
Intangible asset impairment (a)	--	154,886	--	--	--
Executive retirement charges (b)	5,325	--	--	--	--
Facility write-down and closure costs (c)	2,609	5,285	91	6,828	620
Royalty income	(33,685)	(30,738)	(29,164)	(20,426)	(12,362)
Operating income (loss)	135,494	(6,009)	165,111	121,246	101,025
Interest income	(1,491)	(1,386)	(1,914)	(1,322)	(335)
Loss on extinguishment of debt (d)	--	--	--	20,137	--
Interest expense	19,578	24,465	28,837	24,564	18,852
Income (loss) before income taxes	117,407	(29,088)	138,188	77,867	82,508
Provision for income taxes	42,349	41,530	50,968	30,665	32,850
Net income (loss)	$75,058	$(70,618)	$87,220	$47,202	$49,658

PER COMMON SHARE DATA:
Basic net income (loss)	$1.33	$(1.22)	$1.50	$0.82	$0.88
Diluted net income (loss)	$1.29	$(1.22)	$1.42	$0.78	$0.83

Basic weighted-average shares	56,309,454	57,871,235	57,996,241	57,280,504	56,251,168
Diluted weighted-average shares	58,276,001	57,871,235	61,247,122	60,753,384	59,855,914

BALANCE SHEET DATA (end of period):
Working capital (e)	$372,964	$326,891	$265,904	$242,442	$185,968
Total assets	1,051,057	974,668	1,123,191	1,116,727	672,965
Total debt, including current maturities	338,026	341,529	345,032	430,032	184,502
Stockholders’ equity	426,596	382,129	495,491	386,644	327,933

CASH FLOW DATA:
Net cash provided by operating activities	$183,623	$51,987	$88,224	$137,267	$42,676
Net cash used in investing activities	(37,529)	(21,819)	(30,500)	(308,403)	(18,577)
Net cash (used in) provided by financing activities	(32,757)	(49,701)	(73,455)	222,147	(26,895)

OTHER DATA:
Gross margin	34.5%	34.2%	36.4%	35.3%	36.2%
Depreciation and amortization	$30,158	$29,919	$26,489	$21,912	$19,536
Capital expenditures	37,529	21,876	30,848	22,588	20,481

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

(b) Executive retirement charges of $5.3 million consist of $3.1 million related to the present value of severance and benefit obligations and $2.2 million of which related to the accelerated vesting of certain stock options.

(c) The $0.6 million in closure costs in fiscal 2004 relate to costs associated with the closure of our Costa Rican facilities and our distribution facility in Leola, Pennsylvania.  The $6.8 million and $0.1 million in closure costs in fiscal 2005 and fiscal 2006 relate to the closure of our Mexican sewing facilities.  The $5.3 million in closure costs in fiscal 2007 relate to the closure of our OshKosh distribution facility.  The $2.6 million charge in fiscal 2008 relates to the write-down of the carrying value of our OshKosh distribution facility held for sale.

(d) Debt extinguishment charges in fiscal 2005 reflect the payment of a $14.0 million redemption premium on our Notes, the write-off of $4.5 million in unamortized debt issuance costs related to the former senior credit facility and Notes, and the write-off of $0.5 million of the related Note discount.  Additionally, we expensed approximately $1.1 million of debt issuance costs associated with our Senior Credit Facility in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

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

OVERVIEW

For more than 140 years, Carter’s has become one of the most highly recognized and most trusted brand names in the children’s apparel industry and with the Acquisition of OshKosh on July 14, 2005, we now own the highly recognized and trusted OshKosh B’Gosh brand which also earned the position of a highly trusted and well-known brand for over 110 years.

We sell our products under our Carter’s and OshKosh brands in the wholesale channel, which includes over 260 department store, national chain, and specialty store accounts.  We also sell our products in the mass channel under our Child of Mine brand to over 3,500 Wal-Mart stores nationwide and under our Just One Year brand to over 1,600 Target stores.  Additionally, as of January 3, 2009, we operated 253 Carter’s and 165 OshKosh retail stores located primarily in outlet and strip centers throughout the United States.  We also extend our brand reach by licensing our Carter’s, Child of Mine, Just One Year, OshKosh, and related brand names through domestic licensing arrangements, including licensing of our Genuine Kids from OshKosh brand to Target stores nationwide.  Our OshKosh B’Gosh brand name is also licensed through international licensing arrangements.  During fiscal 2008, we earned approximately $33.7 million in royalty income from these arrangements, including $16.6 million from our OshKosh and Genuine Kids from OshKosh brands.

In connection with the Acquisition of OshKosh, we recorded cost in excess of fair value of net assets acquired of $142.9 million and an OshKosh brand tradename asset of $102.0 million.  During the second quarter of fiscal 2007, as a result of the continued negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  Based on this assessment, charges of approximately $36.0 million for the OshKosh wholesale segment and $106.9 million for the OshKosh retail segment were recorded for the impairment of the cost in excess of fair value of net assets acquired asset.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.  The carrying value of the OshKosh tradename asset is subject to annual impairment reviews as of the last day of each fiscal year or more frequently if deemed necessary due to any significant events or changes in circumstances.  Estimated future cash flows used in such impairment reviews could be negatively impacted if we do not achieve our sales plans and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of such assets.

We have also acquired certain definite-lived intangible assets in connection with the Acquisition of OshKosh comprised of licensing agreements and leasehold interests which resulted in annual amortization expense of $4.7 million in fiscal 2006; $4.5 million in fiscal 2007; and $4.1 million in fiscal 2008.  Amortization expense related to these intangible assets will be $3.7 million in fiscal 2009 and $1.8 million in fiscal 2010.

During fiscal 2007, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.  During fiscal 2008, the Company repurchased and retired 2,126,361 shares, or approximately $33.6 million, of its common stock at an average price of $15.82 per share.  Since inception of the program and through fiscal 2008, the Company repurchased and retired 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007, and fiscal 2006 ended on December 30, 2006.  Fiscal 2008 contained 53 weeks of financial results while fiscal 2007 and 2006 each contained 52 weeks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:
	Fiscal Years
	2008	2007	2006

Wholesale sales:
Carter’s	32.9%	34.2%	34.6%
OshKosh	5.0	6.1	7.2
Total wholesale sales	37.9	40.3	41.8

Retail store sales:
Carter’s	28.3	25.9	24.8
OshKosh	16.7	16.6	17.0
Total retail store sales	45.0	42.5	41.8

Mass channel sales	17.1	17.2	16.4

Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.5	65.8	63.6
Gross profit	34.5	34.2	36.4
Selling, general, and administrative expenses	27.1	25.5	26.2
Intangible asset impairment	--	11.0	--
Executive retirement charges	0.4	--	--
Facility write-down and closure costs	0.2	0.3	--
Royalty income	(2.3)	(2.2)	(2.1)

Operating income (loss)	9.1	(0.4)	12.3
Interest expense, net	1.2	1.7	2.0

Income (loss) before income taxes	7.9	(2.1)	10.3
Provision for income taxes	2.9	2.9	3.8

Net income (loss)	5.0%	(5.0)%	6.5%

Number of retail stores at end of period:
Carter’s	253	228	219
OshKosh	165	163	157
Total	418	391	376

FISCAL YEAR ENDED JANUARY 3, 2009 COMPARED WITH FISCAL YEAR ENDED DECEMBER 29, 2007

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2008 were $1.5 billion, an increase of $77.8 million, or 5.5%, compared to $1.4 billion in fiscal 2007.  This increase reflects growth in all three of our Carter’s brand segments and our OshKosh brand retail store segment.

	For the fiscal years ended
(dollars in thousands)	January 3, 2009	% of Total	December 29, 2007	% of Total

Net sales:
Wholesale-Carter’s	$489,744	32.9%	$482,350	34.2%
Wholesale-OshKosh	74,270	5.0%	86,555	6.1%
Retail-Carter’s	422,436	28.3%	366,296	25.9%
Retail-OshKosh	249,130	16.7%	233,776	16.6%
Mass Channel-Carter’s	254,436	17.1%	243,269	17.2%
Total net sales	$1,490,016	100.0%	$1,412,246	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $7.4 million, or 1.5%, in fiscal 2008, to $489.7 million.  The increase in Carter’s brand wholesale sales was driven by a 6% increase in units shipped, partially offset by a 4% decrease in average price per unit, as compared to fiscal 2007.  The growth in units shipped was driven primarily by growth in all product categories due to increased demand and higher levels of off-price units shipped.  The decrease in average price per unit was due to more competitive pricing in certain product categories, particularly to our off-price customers.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $12.3 million, or 14.2%, in fiscal 2008 to $74.3 million.  The decrease in OshKosh brand wholesale sales reflects a 16% decline in average price per unit, partially offset by a 2% increase in units shipped, as compared to fiscal 2007.  The decrease in average prices reflects a change in strategy to reposition the OshKosh brand to appeal to a broader consumer population.  We believe our new product offerings and price repositioning drove the increase in units shipped.

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $56.1 million, or 15.3%, in fiscal 2008 to $422.4 million.  The increase was driven by a comparable store sales increase of $38.5 million, or 9.0% (based on 225 locations), incremental sales of $18.5 million generated by new store openings, partially offset by the impact of store closures of $0.9 million.  During fiscal 2008, on a comparable store basis, transactions increased 4.0%, units per transaction increased 3.5%, and average prices increased 1.3% as compared to fiscal 2007.  The increases in transactions and units per transaction were driven by strong product performance in all product categories, improved in-store product presentation, and a focus on merchandising and marketing efforts.  The increase in average prices was driven by our baby, sleepwear, and other product categories, partially offset by decreased playwear product category pricing.

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

There were a total of 253 Carter’s retail stores open as of January 3, 2009.  During fiscal 2008, we opened 25 stores.  We plan to open approximately 20 and close five Carter’s retail stores during fiscal 2009.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $15.4 million, or 6.6%, in fiscal 2008 to $249.1 million.  The increase was due to incremental sales of $7.1 million generated by new store openings, and a comparable store sales increase of $10.3 million, or 3.2% (based on 160 locations), partially offset by the impact of store closings of $2.0 million.  On a comparable store basis, transactions increased 2.0%, units per transaction increased 4.3%, and average prices decreased 3.0%.  The increases in transactions and units per transaction and decrease in average prices were driven by heavy promotional pricing on excess products during the first half of fiscal 2008.

There were a total of 165 OshKosh retail stores open as of January 3, 2009.  During fiscal 2008, we opened three stores and closed one store.  We plan to close three OshKosh retail stores during fiscal 2009.

MASS CHANNEL SALES

Mass channel sales increased $11.2 million, or 4.6%, in fiscal 2008 to $254.4 million.  The increase was driven by sales of $14.9 million, or 15.5%, of our Just One Year brand to Target partially offset by a $3.7 million, or 2.5%, decrease in sales of our Child of Mine brand to Wal-Mart.  The increase in Just One Year sales was driven primarily from new door growth and new floor space, particularly in playwear and baby.  The decrease in Child of Mine sales was due to product performance in certain categories, particularly certain Spring 2008 products and certain fall hanging products.  We anticipate our mass channel sales could decline approximately 15% in fiscal 2009 as compared to fiscal 2008.

GROSS PROFIT

Our gross profit increased $30.8 million, or 6.4%, to $514.0 million in fiscal 2008.  Gross profit as a percentage of net sales was 34.5% in fiscal 2008 as compared to 34.2% in fiscal 2007.

The increase in gross profit as a percentage of net sales reflects a higher relative percentage of sales from our Carter’s and OshKosh retail store segments, which generate higher gross profit margins than our other business segments.  In fiscal 2008, our retail segments sales increased $71.5 million, or 11.9%.

Partially offsetting these increases were:

(i)	higher provisions for excess inventory of approximately $6.0 million in fiscal 2008 as compared to fiscal 2007 due to declining market conditions;

(ii)	lower margins on 2008 Child of Mine products due to disappointing over-the-counter performance; and

(iii)	a decline in Carter’s and OshKosh brand wholesale margins due to price reductions.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2008 increased $44.4 million, or 12.4%, to $404.3 million.  As a percentage of net sales, selling, general, and administrative expenses in fiscal 2008 were 27.1% as compared to 25.5% in fiscal 2007.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

(i)
increase in our consolidated retail expenses from 30.7% of retail store sales in fiscal 2007 to 31.6% in fiscal 2008, related primarily to new store openings and investments in our retail management team; and

(ii)	a provision for incentive compensation of $6.3 million in fiscal 2008 as compared to no provision in fiscal 2007.

Partially offsetting these increases were:

(i)	a decline in distribution costs as a percentage of sales from 4.1% in fiscal 2007 to 3.7% in fiscal 2008 resulting from supply chain efficiencies; and

(ii)	accelerated depreciation of $2.1 million recorded in fiscal 2007 related to the closure of our OshKosh distribution facility.

The Company is currently in the process of evaluating its overall cost structure in order to identify areas where costs can be reduced and operations can be run more efficiently.   While the timing of and charges associated with any restructuring have not yet been determined, it is likely that some level of restructuring charges will be incurred during the first quarter and balance of fiscal 2009.

INTANGIBLE ASSET IMPAIRMENT

During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the OshKosh wholesale and retail segments and revised projections for such segments, the Company conducted an interim impairment assessment of the value of the intangible assets that the Company recorded in connection with the Acquisition of OshKosh.  This assessment was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.”  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.

EXECUTIVE RETIREMENT CHARGES

On June 11, 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

FACILITY WRITE-DOWN AND CLOSURE COSTS

On February 15, 2007, the Board of Directors approved management’s plan to close the Company’s OshKosh distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  In connection with this closure we recorded costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million in other closure costs during fiscal 2007.

In the third quarter of fiscal 2008, the Company wrote down the carrying value of the OshKosh distribution facility by $2.6 million to reflect a reduction of the anticipated selling price of the property as a result of the deterioration in the commercial real estate market.

ROYALTY INCOME

Our royalty income increased $2.9 million, or 9.6%, to $33.7 million in fiscal 2008.

We license the use of our Carter’s, Just One Year, and Child of Mine brands.  Royalty income from these brands was approximately $16.8 million, an increase of 9.1%, or $1.4 million, as compared to fiscal 2007 due to increased sales by our Carter’s brand and Child of Mine brand licensees.  In addition, in fiscal 2008, the Company began to license the Carter’s brand internationally generating $0.3 million in royalty income.

We also license the use of our OshKosh B’Gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands increased approximately $1.3 million, or 8.2%, to $16.6 million in fiscal 2008 and includes $7.1 million of international royalties.  This increase was driven by increased sales by our OshKosh brand domestic and international licensees.

OPERATING INCOME (LOSS)

Our operating income was $135.5 million in fiscal 2008 as compared to an operating loss of $6.0 million in fiscal 2007.  This change in our operating results is due largely to the charges in fiscal 2007 related to the impairment of OshKosh’s intangible assets and the closure of our OshKosh distribution facility in addition to the other factors described above.

INTEREST EXPENSE, NET

Interest expense, net, in fiscal 2008 decreased $5.0 million, or 21.6%, to $18.1 million.  This decrease is attributable to a lower effective interest rate on lower weighted-average borrowings.  In fiscal 2008, weighted-average borrowings were $340.1 million at an effective interest rate of 5.76% as compared to weighted-average borrowings of $349.2 million at an effective interest rate of 7.01% in fiscal 2007.  In fiscal 2008, we recorded $1.1 million in interest expense related to our interest rate swap agreement and $1.2 million in interest expense related to our interest rate collar agreement.  In fiscal 2007, we recorded interest income of approximately $1.6 million related to our interest rate swap agreement, which effectively reduced our interest expense under the term loan.

INCOME TAXES

Our effective tax rate was approximately 36.1% in fiscal 2008 as compared to approximately (142.8%) in fiscal 2007.  This change is a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset in fiscal 2007, which was not deductible for income tax purposes.  See Note 8 to the accompanying audited consolidated financial statements for a reconciliation of the statutory rate to our effective tax rate.

NET INCOME (LOSS)

As a result of the factors above, we recorded net income of $75.1 million in fiscal 2008 as compared to a net loss of $70.6 million in fiscal 2007.

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

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $17.7 million, or 3.8%, in fiscal 2007, to $482.4 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in units shipped.  Average price per unit was comparable to fiscal 2006.

The growth in units shipped was driven primarily by our baby and playwear product categories, which accounted for approximately 47% and 33% of total Carter’s brand wholesale sales, respectively, partially offset by a decrease in sleepwear units shipped.  The growth in baby and playwear units shipped was driven by increased demand.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $9.8 million, or 10.2%, in fiscal 2007 to $86.6 million.  The decrease in OshKosh brand wholesale sales was impacted by a 19% decrease in average price per unit, partially offset by an 11% increase in units shipped as compared to fiscal 2006.  The decrease in average prices reflects changes in product mix and higher levels of customer accommodations as compared to the prior year.

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $33.2 million, or 10.0%, in fiscal 2007 to $366.3 million.  The increase was driven by incremental sales of $22.8 million generated by new store openings and a comparable store sales increase of $13.3 million, or 4.1% (based on 206 locations), partially offset by the impact of store closures of $2.8 million.  During fiscal 2007, units per transaction increased 5.3% and average prices decreased 3.0% as compared to fiscal 2006.  Average prices decreased due to increased promotional pricing on spring sleepwear and fall playclothes products.  We believe increased promotional pricing drove the increase in unit volume.  Average inventory levels, on a comparable store basis, were up 10.9% as compared to fiscal 2006.  We believe these higher average inventory levels helped drive our comparable store sales increases.

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

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $4.7 million, or 2.0%, in fiscal 2007 to $233.8 million.  The increase was due to incremental sales of $15.2 million generated by new store openings, partially offset by a comparable store sales decrease of $9.8 million, or 4.3% (based on 146 locations), and the impact of store closings of $0.8 million.  Average prices decreased 6.0% and units per transaction increased 4.4%.  Average prices decreased due to increased promotional activity across all major product categories.  Average inventory levels, on a comparable store basis, were up 22.5% as compared to fiscal 2006.

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

Partially offsetting these decreases were:

(i)	accelerated depreciation charges of $2.1 million in fiscal 2007 related to the closure of our OshKosh distribution facility; and

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

CLOSURE COSTS

On February 15, 2007, the Board of Directors approved management’s plan to close the Company’s OshKosh distribution facility, which was utilized to distribute the Company’s OshKosh brand products.  In connection with this closure we recorded costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million in other closure costs during fiscal 2007.

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

OPERATING (LOSS) INCOME

Our operating loss was $6.0 million in fiscal 2007 as compared to operating income of $165.1 million in fiscal 2006.  The decrease in operating results was due to the factors described above including the charges incurred in fiscal 2007 related to the impairment of OshKosh’s intangible assets and the closure of our OshKosh distribution facility, partially offset by the reversal of stock-based compensation expense associated with performance stock awards.

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

Net accounts receivable at January 3, 2009 were $106.1 million compared to $119.7 million at December 29, 2007.  This decrease reflects lower levels of wholesale revenue in the latter part of fiscal 2008 as compared to the latter part of fiscal 2007.

Net inventories at January 3, 2009 were $203.5 million compared to $225.5 million at December 29, 2007.  This decrease was due primarily to improved inventory management across all business segments.

Net cash provided by operating activities for fiscal 2008 was $183.6 million compared to $52.0 million in fiscal 2007.  This change is primarily attributable to improved working capital management.  We expect operating cash flow in fiscal 2009 to return to levels more consistent with those achieved in the previous two years.  Net cash provided by our operating activities in fiscal 2006 was approximately $88.2 million.

We invested $37.5 million in capital expenditures during fiscal 2008 compared to $21.9 million in fiscal 2007.  Major investments included retail store openings and remodelings (including retail store fixtures), a new point of sale system for our retail stores, fixtures for our wholesale customers, and a new finance and retail store administration office in Shelton, Connecticut.  We plan to invest approximately $40 million in capital expenditures in fiscal 2009 primarily for retail store openings and remodelings (including retail store fixtures), fixtures for our wholesale customers, and investments in information technology.

On February 16, 2007, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.  During fiscal 2008, the Company repurchased and retired 2,126,361 shares, or approximately $33.6 million, of its common stock at an average price of $15.82 per share.  Since inception of the program and through fiscal 2008, the Company repurchased and retired 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share.

At January 3, 2009, we had approximately $338.0 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of $8.6 million of outstanding letters of credit.  At December 29, 2007, we had approximately $341.5 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of approximately $16.3 million of outstanding letters of credit.  Weighted-average borrowings for fiscal 2008 were $340.1 million at an effective rate of 5.76% as compared to weighted-average borrowings of $349.2 million at an effective rate of 7.01% in fiscal 2007.

The term of the Revolver expires July 14, 2011 and the term of the Term Loan expires July 14, 2012.  Principal borrowings under the Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2009 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.  In fiscal 2008 and fiscal 2007, we made scheduled amortization payments of $3.5 million in each year.  The Term Loan has an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest is payable at the end of interest rate reset periods, which vary in length, but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rate on Term Loan borrowings as of January 3, 2009 and December 29, 2007 was 3.3% and 6.4%.

The Senior Credit Facility contains and defines financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and a fixed charge coverage ratio.  As of January 3, 2009, the Company is in compliance with all debt covenants.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2008 or 2007.  Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

   Our Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of January 3, 2009, approximately $55.3 million of our outstanding term loan debt was hedged under this agreement.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The interest rate collar agreement covers $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matures on January 31, 2009.

On January 30, 2009, we entered into two interest rate swap agreements, each covering $50.0 million of our variable rate Term Loan debt, to receive floating rate interest and pay fixed interest.  These swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate Term Loan debt.  These swap agreements mature in January 2010.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of January 3, 2009, our outstanding debt aggregated approximately $338.0 million, of which $182.7 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.8 million, exclusive of variable rate debt subject to our swap and collar agreements, and could have an adverse effect on our net income (loss) and cash flow.

The following table summarizes as of January 3, 2009, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$3,503	$3,503	$3,503	$327,517	$--	$--	$338,026
Interest on debt:
Variable rate (a)	11,007	11,007	11,007	5,503	--	--	38,524
Operating leases (see Note 10 to the Consolidated Financial Statements)	52,888	46,278	35,502	26,407	21,240	51,692	234,007
Total financial obligations	67,398	60,788	50,012	359,427	21,240	51,692	610,557

Letters of credit	8,571	--	--	--	--	--	8,571
Purchase obligations (b)	210,648	--	--	--	--	--	210,648
Total financial obligations and commitments	$286,617	$60,788	$50,012	$359,427	$21,240	$51,692	$829,776

(a)	Reflects estimated variable rate interest on obligations outstanding on our Term Loan as of January 3, 2009 using an interest rate of 3.3% (rate in effect at January 3, 2009).

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

The continuing volatility in the financial markets and the related economic downturn in markets throughout the world could have a material adverse effect on our business.  While we currently generate significant cash flows from our ongoing operations and have access to credit through amounts available under our Revolver, credit markets have recently experienced significant disruptions and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability.  Further deterioration in the financial markets could make future financing difficult or more expensive.  If any of the financial institutions that are parties to our Revolver were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity.  In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Over the past five fiscal years, excluding the impact of the OshKosh acquisition in fiscal 2005, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year.  Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each fiscal year.  During these peak periods, we had historically borrowed under our Revolver.  In fiscal 2008, we had no borrowings under our Revolver.  In fiscal 2007, we had $41.6 million in peak borrowings under our Revolver.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $2.1 million in fiscal 2008, $2.5 million in fiscal 2007, and $3.3 million in fiscal 2006 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:  As of January 3, 2009, we had approximately $136.6 million in Carter’s cost in excess of fair value of net assets acquired and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001, using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The tradenames were determined to have indefinite lives.

The carrying values of these assets are subject to annual impairment reviews in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

Accrued expenses:  Accrued expenses for workers’ compensation, incentive compensation, health insurance, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Loss contingencies:  We record accruals for various contingencies including legal exposures as they arise in the normal course of business.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable.  Our assessment is developed in consultation with our internal and external counsel and other advisors and is based on an analysis of possible outcomes under various strategies.  Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable.  We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact our consolidated financial statements.

Accounting for income taxes:  As part of the process of preparing the accompanying audited consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign).  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Where applicable, associated interest is also recognized.  We also assess permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, stock-based compensation expense, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying audited consolidated statement of operations.

Employee benefit plans:  We sponsor a defined benefit pension, defined contribution and other post-retirement plans.  Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, and health care cost increase projections.  See Note 7, “Employee Benefits Plans,” to the accompanying audited consolidated financial statements for further details on rates and assumptions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, “Business Combinations” (“SFAS 141”).  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We have evaluated the impact that SFAS 141(R) will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  We have evaluated the impact that FSP 157-2 will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter of fiscal 2009 consolidated financial statements.  We will include such required disclosures beginning with our Quarterly Report on Form 10-Q for the three-month period ending April 4, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  The FSP must be applied prospectively to intangible assets acquired after January 1, 2009.  We have evaluated the impact that FSP 142-3 will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the impact that FSP FAS 132(R)-1 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2009 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  These risks are described herein under the heading “Risk Factors” on page 7.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in Asia and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we source products from approximately 140 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of January 3, 2009, our outstanding debt aggregated approximately $338.0 million, of which $182.7 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.8 million, exclusive of variable rate debt subject to our interest rate swap and collar agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter's, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter's, Inc. and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 27, 2009

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 3, 2009	December 29, 2007
ASSETS

Current assets:
Cash and cash equivalents	$162,349	$49,012
Accounts receivable, net of reserve for doubtful accounts of $5,167 in fiscal 2008 and $4,743 in fiscal 2007	106,060	119,707
Finished goods inventories, net	203,486	225,494
Prepaid expenses and other current assets	13,214	15,202
Deferred income taxes	27,982	24,234
Total current assets	513,091	433,649
Property, plant, and equipment, net	86,229	75,053
Tradenames	305,733	308,233
Cost in excess of fair value of net assets acquired	136,570	136,570
Licensing agreements, net of accumulated amortization of $13,840 in fiscal 2008 and $10,185 in fiscal 2007	5,260	8,915
Deferred debt issuance costs, net	3,598	4,743
Other assets	576	7,505
Total assets	$1,051,057	$974,668
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	79,011	56,589
Other current liabilities	57,613	46,666
Total current liabilities	140,127	106,758
Long-term debt	334,523	338,026
Deferred income taxes	108,989	113,706
Other long-term liabilities	40,822	34,049
Total liabilities	624,461	592,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 3, 2009 and December 29, 2007	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,352,111 and 57,663,315 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	563	576
Additional paid-in capital	211,767	232,356
Accumulated other comprehensive (loss) income	(7,318)	2,671
Retained earnings	221,584	146,526
Total stockholders’ equity	426,596	382,129
Total liabilities and stockholders’ equity	$1,051,057	$974,668

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	January 3, 2009	December 29, 2007	December 30, 2006

Net sales	$1,490,016	$1,412,246	$1,343,467
Cost of goods sold	975,999	928,996	854,970

Gross profit	514,017	483,250	488,497
Selling, general, and administrative expenses	404,274	359,826	352,459
Intangible asset impairment (Note 2)	--	154,886	--
Executive retirement charges (Note 16)	5,325	--	--
Facility write-down and closure costs (Note 15)	2,609	5,285	91
Royalty income	(33,685)	(30,738)	(29,164)

Operating income (loss)	135,494	(6,009)	165,111
Interest income	(1,491)	(1,386)	(1,914)
Interest expense	19,578	24,465	28,837

Income (loss) before income taxes	117,407	(29,088)	138,188
Provision for income taxes	42,349	41,530	50,968

Net income (loss)	$75,058	$(70,618)	$87,220

Basic net income (loss) per common share	$1.33	$(1.22)	$1.50
Diluted net income (loss) per common share	$1.29	$(1.22)	$1.42
Basic weighted-average number of shares outstanding	56,309,454	57,871,235	57,996,241
Diluted weighted-average number of shares outstanding	58,276,001	57,871,235	61,247,122

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income (loss)	$75,058	$(70,618)	$87,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,158	29,919	26,489
Non-cash intangible asset impairment charges	--	154,886	--
Amortization of debt issuance costs	1,145	1,160	2,354
Non-cash stock-based compensation expense	8,652	3,601	5,942
Non-cash facility write-down and closure costs	2,609	2,450	--
Loss on disposal/sale of property, plant, and equipment	323	690	118
Income tax benefit from exercised stock options	(3,531)	(8,230)	(9,155)
Deferred income taxes	(1,979)	(9,630)	502
Effect of changes in operating assets and liabilities:
Accounts receivable	13,647	(9,092)	(14,471)
Inventories	22,008	(31,906)	(5,134)
Prepaid expenses and other assets	(2,043)	(1,404)	(886)
Accounts payable	22,422	(13,721)	7,181
Other liabilities	15,154	3,882	(11,936)
Net cash provided by operating activities	183,623	51,987	88,224
Cash flows from investing activities:
Capital expenditures	(37,529)	(21,876)	(30,848)
Proceeds from sale of property, plant, and equipment	--	57	348
Net cash used in investing activities	(37,529)	(21,819)	(30,500)
Cash flows from financing activities:
Payments on term loan	(3,503)	(3,503)	(85,000)
Proceeds from revolving loan facility	--	121,400	5,000
Payments on revolving loan facility	--	(121,400)	(5,000)
Share repurchase	(33,637)	(57,467)	--
Income tax benefit from exercised stock options	3,531	8,230	9,155
Proceeds from exercise of stock options	852	3,039	2,390
Net cash used in financing activities	(32,757)	(49,701)	(73,455)
Net increase (decrease) in cash and cash equivalents	113,337	(19,533)	(15,731)
Cash and cash equivalents at beginning of period	49,012	68,545	84,276
Cash and cash equivalents at end of period	$162,349	$49,012	$68,545

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 31, 2005	$289	$260,414	$(2,749)	$1,354	$127,336	$386,644
Income tax benefit from exercised stock options		9,417				9,417
Exercise of stock options (994,250 shares)	9	2,381				2,390
Stock-based compensation expense		5,333				5,333
Issuance of common stock (17,172 shares)		540				540
Reversal of deferred compensation (Note 6)		(2,749)	2,749			--
Two-for-one common stock split (Note 5)	291	(291)				--
SFAS 158 transition adjustment, net of tax of $2,329 (Note 2)				3,836		3,836
Comprehensive income:
Net income					87,220	87,220
Unrealized gain on interest rate swap, net of tax of $194				370		370
Unrealized loss on interest rate collar, net of tax of $148				(259)		(259)
Total comprehensive income	--	--	--	111	87,220	87,331
Balance at December 30, 2006	589	275,045	--	5,301	214,556	495,491
Income tax benefit from exercised stock options		8,230				8,230
Exercise of stock options (999,389 shares)	10	3,029				3,039
Stock-based compensation expense		2,911				2,911
Issuance of common stock (23,482 shares)	1	584				585
FIN 48 cumulative effect of adoption (Note 8)					2,588	2,588
Share repurchase (2,473,219 shares)	(24)	(57,443)				(57,467)
Comprehensive loss:
Net loss					(70,618)	(70,618)
Settlement of pension asset, net of tax of $75				(132)		(132)
Defined benefit pension adjustment, net of tax of $125				(207)		(207)
Unrealized loss on interest rate swap, net of tax of $1,121				(1,955)		(1,955)
Unrealized loss on interest rate collar, net of tax of $192				(336)		(336)
Total comprehensive loss	--	--	--	(2,630)	(70,618)	(73,248)
Balance at December 29, 2007	576	232,356	--	2,671	146,526	382,129
Income tax benefit from exercised stock options		3,531				3,531
Exercise of stock options (624,415 shares)	6	846				852
Stock-based compensation expense		8,022				8,022
Issuance of common stock (43,386 shares)	1	629				630
Share repurchase (2,126,361 shares)	(20)	(33,617)				(33,637)
Comprehensive (loss) income:
Net income					75,058	75,058
Unrealized loss on OshKosh defined benefit plan, net of tax benefit of $5,850				(9,996)		(9,996)
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $494				844		844
Unrealized loss on interest rate swap, net of tax benefit of $582				(1,026)		(1,026)
Unrealized gain on interest rate collar, net of tax of $122				189		189
Total comprehensive (loss) income	--	--	--	(9,989)	75,058	65,069
Balance at January 3, 2009	$563	$211,767	$--	$(7,318)	$221,584	$426,596

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

Carter’s, Inc., and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 253 Carter’s and 165 OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying audited consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR:

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying audited consolidated financial statements reflect our financial position as of January 3, 2009 and December 29, 2007 and results of operations for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006.  The fiscal year ended January 3, 2009 (fiscal 2008) contain 53 weeks.  The fiscal years ended December 29, 2007 (fiscal 2007) and December 30, 2006 (fiscal 2006), each contain 52 weeks.

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

CASH AND CASH EQUIVALENTS:

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents.  Our cash and cash equivalents consist of deposit accounts, cash management funds invested in U.S. Treasury securities, and municipal obligations that provide income exempt from federal income taxes.

ACCOUNTS RECEIVABLE:

Approximately 88.6% of our gross accounts receivable at January 3, 2009 and 81.5% at December 29, 2007 were from our ten largest wholesale and mass channel customers.  Of these customers, two had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 21%) at January 3, 2009.  At December 29, 2007, two customers had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 20%).  Sales to these customers represent comparable percentages to total wholesale and mass channel net sales.  In fiscal 2008 and fiscal 2007, two customers each accounted for more than 10% of our consolidated net sales.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

Components of accounts receivable as of January 3, 2009 and December 29, 2007 are as follows:

(dollars in thousands)	January 3, 2009	December 29, 2007
Trade receivables, net	$93,772	$109,280
Royalties receivable	8,203	7,666
Tenant allowances and other receivables	4,085	2,761
Total	$106,060	$119,707

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

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBILE ASSETS:

Cost in excess of fair value of net assets acquired as of January 3, 2009, represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 (the “2001 Acquisition”) over the fair value of the net assets acquired.  Our cost in excess of fair value of net assets acquired is not deductible for tax purposes.  Our Carter’s tradename and cost in excess of fair value of net assets acquired are deemed to have indefinite lives and are not being amortized.

In connection with the Acquisition of OshKosh on July 14, 2005 (the “Acquisition”), the Company recorded cost in excess of fair value of net assets acquired, tradename, licensing, and leasehold interest assets.  During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  This assessment was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets.”  Based on this assessment, impairment charges of approximately $36.0 million and $106.9 million were recorded on the cost in excess of fair value of net assets acquired for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.  For cost in excess of fair value of net assets acquired, the fair value was determined using the expected present value of future cash flows.  For the OshKosh tradename, the fair value was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

During the fiscal year ended December 29, 2007, we adjusted the OshKosh tradename by $2.0 million due to the settlement of pre-Acquisition tax contingencies in accordance with Emerging Issues Task Force (“EITF”) No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

During the fiscal year ended January 3, 2009, approximately $1.5 million of tax contingencies recorded in connection with the Acquisition were reversed due to settlement with taxing authorities and closure of applicable statute of limitations.  This reversal resulted in a corresponding reduction to the OshKosh tradename asset of $2.5 million and a reduction in the related deferred tax liability of $1.0 million in accordance with EITF 93-7.

The Company’s intangible assets were as follows:
		Fiscal 2008			Fiscal 2007
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$88,000	$--	$88,000
OshKosh licensing agreements	4.7 years	$19,100	$13,840	$5,260	$19,100	$10,185	$8,915
Leasehold interests	4.1 years	$1,833	$1,599	$234	$1,833	$1,149	$684

Amortization expense for intangible assets subject to amortization was approximately $4.1 million for the fiscal year ended January 3, 2009, $4.5 million for the fiscal year ended December 29, 2007, and $4.7 million for the fiscal year ended December 30, 2006.  Annual amortization expenses for the OshKosh licensing agreements and leasehold interests are expected to be as follows:

Estimated
(dollars in thousands)	amortization
Fiscal Year	expense
2009	$3,717
2010	1,777

Total	$5,494

We measure our cost in excess of fair value of net assets acquired and tradename for impairment (by comparing the fair values of our reporting units to their respective carrying values, including allocated cost in excess of fair value of net assets acquired) on at least an annual basis or if events or changes in circumstances so dictate.  Based upon our most recent assessment performed as of January 3, 2009, we found there to be no further impairment of our cost in excess of fair value of net assets acquired or tradename assets.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS:

We review other long-lived assets, including property, plant, and equipment, and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable.  Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or fair value, less costs to sell.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

DEFERRED DEBT ISSUANCE COSTS:

Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.  Amortization approximated $1.1 million for the fiscal year ended January 3, 2009, $1.2 million for the fiscal year ended December 29, 2007, and $2.4 million for the fiscal year ended December 30, 2006.

CASH FLOW HEDGES:

The Senior Credit Facility requires us to hedge at least 25% of our variable rate Term Loan debt.  On September 22, 2005, we entered into an interest rate swap agreement (“swap agreement”) to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt.  The swap agreement matures on July 30, 2010.  The unrealized losses related to the swap agreement, net of tax benefits, were approximately $1.0 million for the fiscal year ended January 3, 2009 and $2.0 million for the fiscal year ended December 29, 2007.  These unrealized losses, net of tax benefits, are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2008, we recorded $1.1 million in interest expense related to the swap agreement.  In fiscal 2007, we recorded interest income of approximately $1.6 million related to the swap agreement.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a LIBOR floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.  The unrealized gain, net of taxes, related to the collar was approximately $0.2 million for the fiscal year ended January 3, 2009.  For the fiscal year ended December 29, 2007, we had unrealized losses, net of tax benefit, of $0.3 million.  These unrealized gains and losses related to the collar, net of tax, are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2008, we recorded $1.2 million in interest expense related to the collar.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

Accumulated other comprehensive (loss) income, shown as a component of stockholders’ equity on the accompanying audited consolidated balance sheets, reflects unrealized gains or losses on the Company’s interest rate swap and collar agreements, net of taxes, which are not included in the determination of net income (loss).  These unrealized gains and losses are recorded directly into accumulated other comprehensive (loss) income and are referred to as comprehensive (loss) income items.  Accumulated other comprehensive (loss) income also reflects adjustments to the Company’s SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) assets and liabilities as of the end of the year, and the gains and losses and prior service costs or credits, net of tax, that arise during the period but that are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”).

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

We contract with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $2.1 million in fiscal 2008, $2.5 million in fiscal 2007, and $3.3 million in fiscal 2006 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead.  Such costs are generally absorbed by us and are included in selling, general, and administrative expenses.  These costs amounted to approximately $36,727,000 for fiscal 2008, $39,173,000 for fiscal 2007, and $38,059,000 for fiscal 2006.

With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties.  However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed would be included in revenue and the related cost would be charged to cost of goods sold.  For fiscal years 2008, 2007, and 2006, the Company billed customers approximately $185,000, $170,000, and $54,000, respectively.

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

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the accompanying audited consolidated statements of operations.

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

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid in cash approximated $19,074,000 for the fiscal year ended January 3, 2009, $24,893,000 for the fiscal year ended December 29, 2007, and $27,815,000 for the fiscal year ended December 30, 2006.  Income taxes paid in cash approximated $44,157,000 for the fiscal year ended January 3, 2009, $32,393,000 for the fiscal year ended December 29, 2007, and $40,277,000 for the fiscal year ended December 30, 2006.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average common shares outstanding for the period.  Diluted net income (loss) per share includes the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.

For the fiscal years ended January 3, 2009 and December 30, 2006, antidilutive shares of 1,539,650 and 361,250, and performance-based stock options of 220,000 and 620,000 were excluded from the computations of diluted earnings per share.  For the fiscal year ended December 29, 2007, diluted net loss per common share is the same as basic net loss per common share, as the Company had a net loss.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal years ended
	January 3, 2009	December 29, 2007	December 30, 2006

Net income (loss)	$75,058,000	$(70,618,000)	$87,220,000

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,309,454	57,871,235	57,996,241
Dilutive effect of unvested restricted stock	76,843	--	71,626
Dilutive effect of stock options	1,889,704	--	3,179,255
Diluted number of common and common equivalent shares outstanding	58,276,001	57,871,235	61,247,122
Basic net income (loss) per common share	$1.33	$(1.22)	$1.50
Diluted net income (loss) per common share	$1.29	$(1.22)	$1.42

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

During fiscal 2008 and fiscal 2007, we adjusted our SFAS 158 liability and accumulated other comprehensive (loss) income related to the Company’s post-retirement benefit obligations by approximately $1.3 million, or $0.8 million, net of tax, and $0.4 million, or $0.3 million, net of tax, to reflect changes in underlying assumptions including projected claims and population.  In addition, the Company recorded an adjustment of $15.8 million, or $10.0 million, net of tax, during fiscal 2008 and an adjustment of $0.8 million, or $0.5 million, net of tax, during fiscal 2007 to the OshKosh pension plan asset and accumulated other comprehensive (loss) income to reflect the decrease in the funded status of this plan due to a lower than anticipated return on plan assets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141, “Business Combinations” (“SFAS 141”).  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects.  Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008.  SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).  Early adoption is not permitted.  We have evaluated the impact that SFAS 141(R) will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  We have evaluated the impact that FSP 157-2 will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter of fiscal 2009.  We will include such required disclosures beginning with our Quarterly Report on Form 10-Q for the three-month period ending April 4, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  The FSP must be applied prospectively to intangible assets acquired after January 1, 2009.  We have evaluated the impact that FSP 142-3 will have on our consolidated financial statements and have determined that it will not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the impact that FSP FAS 132(R)-1 will have on our consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consisted of the following:

(dollars in thousands)	January 3, 2009	December 29, 2007
Retail store fixtures, equipment, and computers	$119,194	$95,200
Land, buildings, and improvements	58,939	51,579
Marketing fixtures	8,777	11,135
Construction in progress	3,867	3,605
	190,777	161,519
Accumulated depreciation and amortization	(104,548)	(86,466)
Total	$86,229	$75,053

Depreciation and amortization expense was approximately $26,053,000 for the fiscal year ended January 3, 2009, $25,471,000 for the fiscal year ended December 29, 2007, and $21,767,000 for the fiscal year ended December 30, 2006.

NOTE 4—LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	January 3, 2009	December 29, 2007
Term Loan	$338,026	$341,529
Current maturities	(3,503)	(3,503)
Total long-term debt	$334,523	$338,026

The Company’s Senior Credit Facility is comprised of a $500 million Term Loan and a $125 million revolving credit facility (the “Revolver”) (including a sub-limit for letters of credit of $80 million).  The Revolver expires on July 14, 2011 and the Term Loan expires July 14, 2012.  Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2009 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

Amounts borrowed under the Term Loan have an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rates on Term Loan borrowings as of January 3, 2009 and December 29, 2007 were 3.3% and 6.4%.

Amounts borrowed under the Revolver accrue interest at a prime rate or, at our option, a LIBOR rate plus 1.00% which is based upon a leverage-based pricing grid ranging from Prime or LIBOR plus 1.00% to Prime plus 1.00% or LIBOR plus 2.00%.  There were no borrowings outstanding under the Revolver at January 3, 2009 and December 29, 2007.

The Senior Credit Facility contains and defines financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and a fixed charge coverage ratio.  As of January 3, 2009, the Company is in compliance with all debt covenants.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2008 or 2007.  Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LONG-TERM DEBT:  (Continued)

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the Term Loan.  On September 22, 2005, we entered into a interest rate swap agreement to receive floating interest and pay fixed interest.  This swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate Term Loan debt as of January 3, 2009.  The swap agreement matures July 30, 2010.  During fiscal 2008, we recorded approximately $1.1 million in interest expense related to our swap agreement.  During fiscal 2007, we recorded interest income of approximately $1.6 million related to our swap agreement.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The collar covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matures on January 31, 2009.  During fiscal 2008, we recorded approximately $1.2 million in interest expense related to our interest rate collar agreement.

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

As of January 3, 2009, the total amount of Carter’s, Inc.’s authorized capital stock consisted of 150,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.  As of January 3, 2009, 56,352,111 shares of common stock and no shares of preferred stock were outstanding.

During fiscal 2008, we issued 43,386 shares of common stock at a fair market value of $14.52 to its non-management board members.  Accordingly, we recognized $630,000 in stock-based compensation expense in fiscal 2008.  We received no proceeds from the issuance of these shares.

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

Pursuant to the Company’s share repurchase program, the Company repurchased and retired 2,126,361 shares of its common stock at an average price of $15.82 per share during fiscal 2008.  Since inception of the program and through fiscal 2008, the Company repurchased and retired 4,599,580 shares of its common stock at an average price of $19.81 per share.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—COMMON STOCK:  (Continued)

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

The Plan allows 11,488,392 shares to be delivered, with no more than 1,260,000 of such additional shares able to be used for awards other than stock options.  Under the Plan, the maximum number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year is 2,000,000.  As of January 3, 2009, there are 1,440,827 shares available for grant under the Plan.  The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.  Participation in the Plan is limited to Directors and those key employees selected by the compensation committee.  The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events.  All stock options issued under the Plan subsequent to the 2001 Acquisition expire no later than ten years from the date of grant.  The Company believes that the current level of authorized shares is sufficient to satisfy future option exercises.

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

In accordance with SFAS 123R, the Company has recorded stock-based compensation expense (as a component of selling, general, and administrative expenses) in the amount of approximately $8.7 million (including $2.2 million of accelerated performance-based stock option expense, see Note 16), $3.6 million (including the reversal of $2.7 million performance-based stock compensation expense), and $5.9 million related to stock awards for the fiscal year ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the fiscal year ended January 3, 2009:

Basic Stock Options
	Basic stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, December 29, 2007	4,315,689	$8.56	$3.73

Granted	540,250	$15.44	$5.92
Exercised	(76,059)	$5.80	$3.36
Forfeited	(21,150)	$23.94	$10.31
Expired	(25,650)	$13.55	$4.83

Outstanding, January 3, 2009	4,733,080	$9.29	$3.94

Exercisable, January 3, 2009	3,643,500	$6.37	$2.78

During fiscal 2008, the Company granted 540,250 basic stock options.  In connection with these grants of basic stock options, the Company recognized approximately $422,000 in stock-based compensation expense during the fiscal year ended January 3, 2009.

A summary of basic stock options outstanding and exercisable at January 3, 2009 is as follows:

Outstanding					Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value

$3 – $ 5	2,812,992	2.63	$3.09	$1.28	2,812,992	2.63	$3.09	$1.28
$6 – $ 7	113,458	4.71	$6.98	$4.88	113,458	4.71	$6.98	$4.88
$13 – $19	1,057,980	7.36	$14.99	$6.23	422,500	5.29	$14.78	$6.61
$20 – $30	602,650	8.13	$22.85	$9.47	219,050	7.53	$22.70	$9.30
$31 – $35	146,000	7.15	$33.37	$15.06	75,500	7.13	$33.31	$14.98
	4,733,080	4.58	$9.29	$3.94	3,643,500	3.39	$6.37	$2.78

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

At January 3, 2009, the aggregate intrinsic value of all outstanding basic stock options was approximately $51.3 million and the aggregate intrinsic value of currently exercisable basic stock options was approximately $48.7 million.  The intrinsic value of basic stock options exercised during the fiscal year ended January 3, 2009 was approximately $1.0 million.  At January 3, 2009, the total estimated compensation cost related to non-vested basic stock options not yet recognized was approximately $6.2 million with a weighted-average expense recognition period of 2.63 years.

Performance Stock Options
	Performance stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, December 29, 2007	620,000	$25.04	$9.46

Granted	--	$--	$--
Exercised	--	$--	$--
Forfeited	400,000	$22.01	$7.76
Expired	--	$--	$--

Outstanding, January 3, 2009	220,000	$30.54	$12.55

Exercisable, January 3, 2009	--	$--	$--

A summary of performance stock options outstanding and exercisable at January 3, 2009 is as follows:

	Outstanding				Exercisable
Range of exercise prices	Number	Weighted-average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value	Number	Weighted-average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value

$22-$32	220,000	6.93	$30.54	$12.55	--	--	$--	$--

At January 3, 2009, no performance options were exercisable and the Company does not expect these performance options to vest as the performance criteria are not expected to be met.

As a result of the retirement of an executive officer during the second quarter of fiscal 2008, the Company recognized approximately $2.2 million of stock-based compensation expense relating to the accelerated vesting of 400,000 performance-based stock options (see Note 16, “Executive Retirement Charges”).

The weighted-average contractual life for basic and performance stock options in aggregate as of January 3, 2009 was approximately 4.58 years.

Retained Stock Options	Retained stock options	Weighted- average exercise price per share

Outstanding, December 29, 2007	661,870	$0.75

Granted	--	$--
Exercised	548,356	$0.75
Forfeited	--	$--
Expired	--	$--

Outstanding, January 3, 2009	113,514	$0.75

Exercisable, January 3, 2009	113,514	$0.75

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

At January 3, 2009, the aggregate intrinsic value of all outstanding retained options, which are all currently exercisable, was approximately $1.8 million.  The intrinsic value of retained options exercised during the fiscal year ended January 3, 2009 was approximately $9.3 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued:

	For the fiscal years ended
	January 3, 2009	December 29, 2007	December 30, 2006

Volatility	34.16%	36.20%	38.95%
Risk-free interest rate	3.48%	4.03%	4.69%
Expected term (years)	5.6	6.0	6.0
Dividend yield	--	--	--

Restricted Stock

Restricted stock awards issued under the Plan vest based upon continued service.  Restricted stock awards vest in equal annual installments over a four-year period or cliff vest after a three- or four-year period.  As noted above, the fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our restricted stock award activity during the fiscal year ended January 3, 2009:

	Restricted stock	Weighted-average grant date fair value

Outstanding, December 29, 2007	372,283	$24.29
Granted	199,992	$16.23
Vested	(118,436)	$21.54
Forfeited	(9,250)	$22.75
Outstanding, January 3, 2009	444,589	$21.43

During the fiscal year ended January 3, 2009, the Company granted 199,992 shares of restricted stock to employees and Directors.  Stock-based compensation expense recorded during the fiscal year ended January 3, 2009 for all restricted stock awards totaled approximately $2.5 million.  The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $4.8 million as of January 3, 2009.

During the fiscal year ended January 3, 2009, the Company granted our Chief Executive Officer 75,000 shares of restricted stock at a fair market value of $17.92.  Vesting of these restricted shares is contingent upon meeting specific performance targets through fiscal 2010 as well as continued employment through fiscal 2012.   Currently, the Company believes that these targets will be achieved and, accordingly, we will continue to record compensation expense until the restricted shares vest or the Company’s assessment of achievement of the performance criteria changes.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards are expected to be recorded as follows:

(dollars in thousands)	Basic options	Restricted stock	Total

2009	$2,694	$2,153	$4,847
2010	1,926	1,519	3,445
2011	1,299	985	2,284
2012	286	130	416
Total	$6,205	$4,787	$10,992

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

The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	January 3, 2009	December 29, 2007
Benefit Obligation (APBO) at beginning of period	$9,851	$10,278
Service cost	88	104
Interest cost	454	521
Actuarial gain	(1,300)	(471)
Benefits paid	(570)	(581)

APBO at end of period	$8,523	$9,851

Our contribution for these post-retirement benefit obligations was $570,231 in fiscal 2008, $581,196 in fiscal 2007, and $561,678 in fiscal 2006.  We expect that our contribution for post-retirement benefit obligations each year from fiscal 2009 through fiscal 2015 will be approximately $600,000.  We do not pre-fund this plan and as a result there are no plan assets.  The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

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

	January 3, 2009	December 29, 2007
Discount rates	5.5%	5.5%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The components of post-retirement benefit expense charged to operations are as follows:

	For the fiscal years ended
(dollars in thousands)	January 3, 2009	December 29, 2007	December 30, 2006
Service cost – benefits attributed to service during the period	$88	$104	$106
Interest cost on accumulated post-retirement benefit obligation	454	521	542
Amortization of net actuarial loss	(7)	--	--
Total net periodic post-retirement benefit cost	$535	$625	$648

The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	January 3, 2009	December 29, 2007	December 30, 2006
Discount rates	5.5%	5.5%	5.5%

The effects on our plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  At January 3, 2009 and December 29, 2007, the present value of the estimated remaining payments under this plan was approximately $0.9 million and $1.0 million and is included in other current and long-term liabilities in the accompanying audited consolidated balance sheets.

The retirement benefits under the OshKosh B’Gosh pension plan and OshKosh B’Gosh Collective Bargaining Pension Plan were frozen as of December 31, 2005.  During the second quarter of fiscal 2007, the Company liquidated the OshKosh B’Gosh Collective Bargaining Pension Plan, distributed each participant’s balance, and the remaining net assets of $2.2 million were contributed to the Company’s defined contribution plan to offset future employer contributions.  In connection with the liquidation of this plan, the Company recorded a pre-tax gain of approximately $0.3 million related to the plan settlement during the second quarter of fiscal 2007.

The OshKosh B’Gosh pension plan assets are invested in group annuity contracts based on the Company’s overall strategic investment direction as follows:

Target allocation percentage
Equity investments	50%
Intermediate term debt investments	42%
Real estate investments	8%
Total	100%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The defined benefit pension plan assets were invested as follows as of the end of the year:

	2008	2007
Equity investments	44%	51%
Intermediate term debt investments	47%	41%
Real estate investments	9%	8%
Total	100%	100%

Due to volatility in the financial markets in latter part of fiscal 2008, the pension plan asset mix was slightly different than our targets as of the end of fiscal 2008.  A rebalancing of plan assets was completed in early January to return the asset mix to the targeted investment mix.  Pension liabilities are measured on a discounted basis at an assumed discount rate.  The discount rate used at January 3, 2009 and December 29, 2007 was determined with consideration given to Moody’s Aa Corporate Bond index, adjusted for the timing of expected plan distributions.  The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.  The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2008	2007
Discount rate	5.5%	5.5%

Net periodic pension cost	2008	2007	2006
Discount rate	5.5%	5.5%	5.5%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

The net periodic pension benefit included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	January 3, 2009	December 29, 2007	December 30, 2006
Interest cost	$2,248	$2,206	$2,601
Expected return on plan assets	(3,774)	(4,131)	(4,139)
Recognized actuarial gain	(76)	(410)	--
Net periodic pension benefit	$(1,602)	$(2,335)	$(1,538)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

  A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	January 3, 2009	December 29, 2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$41,514	$49,440
Interest cost	2,248	2,206
Actuarial gain	(613)	(172)
Benefits paid	(1,314)	(9,960)
Projected benefit obligation at end of year	$41,835	$41,514

Change in plan assets:
Fair value of plan assets at beginning of year	$47,813	$56,602
Actual return on plan assets	(12,608)	3,404
Transfer to defined contribution plan	--	(2,233)
Benefits paid	(1,314)	(9,960)
Fair value of plan assets at end of year	$33,891	$47,813

(Unfunded) funded status:
(Accrued) prepaid benefit cost	$(7,944)	$6,299

  A pension liability of approximately $7.9 million is included in other long-term liabilities in the accompanying audited consolidated balance sheet for fiscal 2008.  Prepaid benefit costs of approximately $6.3 million are included in other assets on the accompanying audited consolidated balance sheet for fiscal 2007.  Despite the substantial overall decline in the fair market value of plan assets during the year, we do not expect to make any contributions to the OshKosh defined benefit plan during fiscal 2009 as the plan's funding exceeds the minimum funding requirements.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

(dollars in thousands)
Fiscal Year
2009	$1,120
2010	$970
2011	$1,240
2012	$1,170
2013	$1,430
2014-2018	$10,510

We also sponsor a defined contribution plan within the United States.  This plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served.  The plan provides for the option for employee contributions up to statutory limits, of which we match up to 4% of the employee contributions, at a rate of 100% on the first 3% and 50% on the next 2%.  Our expense for the defined contribution plan totaled approximately $3.0 million for the fiscal year ended January 3, 2009, $2.8 million for the fiscal year ended December 29, 2007, and $3.1 million for the fiscal year ended December 30, 2006.

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

The provision (benefit) for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	January 3, 2009	December 29, 2007	December 30, 2006
Current tax provision (benefit):
Federal	$38,813	$45,997	$44,277
State	4,908	4,585	5,736
Foreign	607	578	453
Total current provision	44,328	51,160	50,466
Deferred tax (benefit) provision:
Federal	(2,505)	(10,120)	1,349
State	526	490	(847)
Total deferred (benefit) provision	(1,979)	(9,630)	502
Total provision	$42,349	$41,530	$50,968

The foreign portion of the current tax position relates primarily to foreign tax withholdings related to our foreign royalty income.

The Company’s effective tax rate for fiscal 2007 was impacted by the impairment of the cost in excess of fair value of net assets acquired of $142.9 million, as such charge is not deductible for tax purposes but impacts income (loss) before income taxes.  The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	January 3, 2009	December 29, 2007	December 30, 2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Impairment of OshKosh cost in excess of fair value of net assets acquired	--	(171.9)	--
State income taxes, net of federal income tax benefit	3.0	(11.3)	2.3
Settlement of uncertain tax positions	(1.5)	1.7	--
Federal tax-exempt income	(0.4)	1.7	(0.5)
Other	--	2.0	0.1
Total	36.1%	(142.8%)	36.9%

The portion of income before income taxes attributable to foreign income was approximately $235,000 for the fiscal year ended December 30, 2006.  There was no income or (loss) before taxes attributable to foreign income for the fiscal years ended January 3, 2009 and December 29, 2007.

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  During fiscal 2008, the Internal Revenue Service completed an income tax examination for fiscal 2004 and 2005, and has recently begun its audit of fiscal 2006.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2004.

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

(dollars in thousands)
Balance at December 30, 2006	$8,098
Additions based on tax positions related to fiscal 2007	1,950
Additions for prior year tax positions	1,816
Reductions for lapse of statute of limitations	(1,259)
Reductions for prior year tax settlements	(961)
Balance at December 29, 2007	9,644
Additions based on tax positions related to fiscal 2008	1,900
Reductions for prior year tax positions	(150)
Reductions for lapse of statute of limitations	(949)
Reductions for prior year tax settlements	(3,171)
Balance at January 3, 2009	$7,274

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

During fiscal 2008, we recognized approximately $1.6 million in tax benefits due to the completion of an Internal Revenue Service audit for fiscal 2004 and 2005 and approximately $0.3 million in tax benefits due to various statute closures, primarily state and local jurisdictions.  In addition, we recognized approximately $1.5 million of pre-Acquisition uncertainties previously reserved for consisting of approximately $0.9 million related to the completion of the Internal Revenue Service audit and $0.6 million related to the closure of applicable statute of limitations.  These pre-Acquisition uncertainties have been reflected as a reduction in the OshKosh tradename asset in accordance with EITF 93-7.

Substantially all of the Company’s reserve for unrecognized tax benefits as of January 3, 2009, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions did not impact the annual effective tax rate.

Included in the reserves for unrecognized tax benefits are approximately $0.5 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2009.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2009 and the effective tax rate in the quarter in which the benefits are recognized.  While the Internal Revenue Service has begun its audit of the Company’s income tax returns for 2006, the audit has not proceeded to a point where the Company can reasonably determine the completion date.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal year ended January 3, 2009, the Company recognized a net reduction in interest expense of approximately $0.7 million, primarily related to the successful resolution of the Internal Revenue Service audit for 2004 and 2005 in addition to the settlement of tax positions due to the expiration of the applicable statute of limitations.  For the year ended December 29, 2007, the Company recognized approximately $0.1 million in interest expense.  The Company had approximately $0.6 million and $1.3 million of interest accrued as of January 3, 2009 and December 29, 2007.

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	January 3, 2009	December 29, 2007
Current deferred taxes:	Assets (Liabilities)
Accounts receivable allowance	$6,987	$6,651
Inventory	8,859	8,710
Accrued liabilities	7,073	6,797
Deferred employee benefits	5,214	3,059
Other	(151)	(983)
Total current deferred taxes	$27,982	$24,234

Non-current deferred taxes:
Depreciation	$(8,277)	$(5,990)
Tradename and licensing agreements	(114,388)	(115,840)
Deferred employee benefits	7,072	2,503
Other	6,604	5,621
Total non-current deferred taxes	$(108,989)	$(113,706)

NOTE 9 – FAIR VALUE MEASUREMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at January 3, 2009, as required by SFAS 157:

(dollars in millions)	Level 1	Level 2	Level 3

Assets
Investments	$--	$130.0	$--

Liabilities
Interest rate swap	$--	$2.0	$--
Interest rate collar	$--	$0.2	$--

At January 3, 2009, we had approximately $130.0 million of cash invested in two Dreyfus Cash Management Funds.  These funds consisted of the Dreyfus Treasury Prime Cash Management fund ($87.9 million) which invests only in U.S. Treasury Bills or U.S. Treasury Notes and the Dreyfus Tax Exempt Cash Management fund ($42.1 million) which invests in short-term, high quality municipal obligations that provide income exempt from federal taxes.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – FAIR VALUE MEASUREMENTS: (Continued)

Our Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the term loan.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of January 3, 2009, approximately $55.3 million of our outstanding term loan debt was hedged under this agreement.

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

NOTE 10—LEASE COMMITMENTS:

Rent expense under operating leases was approximately $57,914,000 for the fiscal year ended January 3, 2009, $50,824,000 for the fiscal year ended December 29, 2007, and $46,907,000 for the fiscal year ended December 30, 2006.

Minimum annual rental commitments under current noncancellable operating leases as of January 3, 2009 were as follows:

(dollars in thousands)
Fiscal Year	Buildings (primarily retail stores)	Distribution center equipment	Data processing equipment	Transportation equipment	Total noncancellable leases
2009	$51,765	$392	$696	$35	$52,888
2010	45,814	44	401	19	46,278
2011	35,380	17	89	16	35,502
2012	26,388	6	13	--	26,407
2013	21,238	2	--	--	21,240
Thereafter	51,692	--	--	--	51,692
Total	$232,277	$461	$1,199	$70	$234,007

We currently operate 418 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,800 square feet.  Generally, the majority of our leases have an average term of approximately five years with additional five-year renewal options.

In accordance with SFAS No. 13, "Accounting for Leases," we review all of our leases to determine whether they qualify as operating or capital leases.  As of January 3, 2009, all of our leases are classified as operating.  Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term.  We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term.  Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

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

As of January 3, 2009, we have entered into various purchase order commitments with full-package suppliers for merchandise for resale that approximates $210.6 million.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

NOTE 12—OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

(dollars in thousands)	January 3, 2009	December 29, 2007
Accrued workers’ compensation	$9,452	$9,700
Accrued income taxes (Note 8)	8,912	11,719
Accrued incentive compensation	7,325	327
Accrued severance and relocation	4,110	2,224
Accrued salaries and wages	3,839	1,252
Accrued sales and use taxes	3,203	3,227
Accrued gift certificates	2,497	2,239
Accrued legal fees and reserves	2,258	885
Accrued interest	1,686	2,845
Other current liabilities	14,331	12,248
Total	$57,613	$46,666

NOTE 13—VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable and inventory reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Excess and obsolete inventory reserves
Balance, December 31, 2005	$3,947	$150	$8,300
Additions, charged to expense	4,468	732	6,535
Charges to reserve	(5,099)	(732)	(8,935)
Balance, December 30, 2006	3,316	150	5,900
Additions, charged to expense	6,288	556	15,193
Charges to reserve	(4,861)	(556)	(10,952)
Balance, December 29, 2007	4,743	150	10,141
Additions, charged to expense	9,169	1,267	18,626
Charges to reserve	(8,745)	(1,267)	(17,331)
Balance, January 3, 2009	$5,167	$150	$11,436

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue.  Certain costs, including incentive compensation for certain employees, facility closure costs, and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below.  Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory.  The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION:

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the fiscal years ended
	January 3, 2009		% of Total	December 29, 2007		% of Total	December 30, 2006	% of Total
Net sales:

Wholesale-Carter’s	$489,744		32.9%	$482,350		34.2%	$464,636	34.6%
Retail-Carter’s	422,436		28.3%	366,296		25.9%	333,050	24.8%
Mass Channel-Carter’s	254,436		17.1%	243,269		17.2%	220,327	16.4%
Carter’s total net sales	1,166,616		78.3%	1,091,915		77.3%	1,018,013	75.8%

Wholesale-OshKosh	74,270		5.0%	86,555		6.1%	96,351	7.2%
Retail-OshKosh	249,130		16.7%	233,776		16.6%	229,103	17.0%
OshKosh total net sales	323,400		21.7%	320,331		22.7%	325,454	24.2%

Total net sales	$1,490,016		100.0%	$1,412,246		100.0%	$1,343,467	100.0%

Operating income (loss):			% of segment net sales			% of segment net sales		% of segment net sales

Wholesale-Carter’s	$81,935		16.7%	$92,934		19.3%	$87,335	18.8%
Retail-Carter’s	67,013		15.9%	57,032		15.6%	56,415	16.9%
Mass Channel-Carter’s	33,424		13.1%	37,395		15.4%	33,517	15.2%

Carter’s operating income	182,372		15.6%	187,361		17.2%	177,267	17.4%

Wholesale-OshKosh	(4,420)		(6.0%)	(1,220)		(1.4%)	11,204	11.6%
OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	(35,995)		(41.6%)	--	--
Net Wholesale-OshKosh	(4,420)		(6.0%)	(37,215)		(43.0%)	11,204	11.6%
Retail-OshKosh	9,111		3.7%	6,474		2.8%	18,809	8.2%
OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	(106,891)		(45.8%)	--	--
Net Retail-OshKosh	9,111		3.7%	(100,417)		(43.0%)	18,809	8.2%
Mass Channel-OshKosh (a)	3,187		--	2,685		--	2,428	--

OshKosh operating income	7,878		2.4%	(134,947)		(42.1%)	32,441	10.0%

Segment operating income	190,250		12.8%	52,414		3.7%	209,708	15.6%

Other reconciling items (b)	(54,756	) (c)	(3.7%)	(46,423	) (d)	(3.3%)	(44,597)	(3.3%)

OshKosh tradename impairment	--		--	(12,000)		(0.8%)	--	--

Net other reconciling items	(54,756)		(3.7%)	(58,423)		(4.1%)	(44,597)	(3.3%)

Total operating income (loss)	$135,494		9.1%	$(6,009)		(0.4%)	$165,111	12.3%

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)
Other reconciling items generally include expenses related to severance and relocation, executive management, finance, stock-based compensation, building occupancy, information technology, certain legal fees, incentive compensation, consulting, and audit fees.

(c)	Includes $5.3 million related to executive retirement charges (see Note 16) and $2.6 million related to the write-down of the carrying value of the OshKosh distribution facility (see Note 15).
(d)
Includes $7.4 million in facility closure costs related to the closure of the OshKosh distribution facility (see Note 15) and the benefit from reversing $2.7 million in stock-based compensation expenses on certain performance-based equity awards.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION:  (Continued)

The table below represents inventory, net, by segment:

(dollars in thousands)	January 3, 2009	December 29, 2007	December 30, 2006
Wholesale-Carter’s	$86,221	$91,191	$74,737
Wholesale-OshKosh	31,442	32,594	32,163
Retail-Carter’s	30,629	32,969	23,612
Retail-OshKosh	18,862	23,462	18,422
Mass Channel-Carter’s	36,332	45,278	44,654
Total	$203,486	$225,494	$193,588

Wholesale inventories include inventory produced and warehoused for the retail segment.

All of our property, plant, and equipment, net, for the past three fiscal years have been located within the United States.

The following represents cost in excess of fair value of net assets acquired by segment:

(dollars in thousands)	Wholesale – Carter’s	Wholesale – OshKosh	Retail – Carter’s	Retail –OshKosh	Mass Channel – Carter’s	Total

Balance at December 30, 2006	$51,814	$36,071	$82,025	$107,115	$2,731	$279,756
Intangible asset impairment	--	(35,995)	--	(106,891)	--	(142,886)
Adjustments	--	(76)	--	(224)	--	(300)
Balance at December 29, 2007	51,814	--	82,025	--	2,731	136,570
Adjustments	--	--	--	--	--	--
Balance at January 3, 2009	$51,814	$--	$82,025	$--	$2,731	$136,570

NOTE 15—FACILITY CLOSURE AND RESTRUCTURING COSTS:

OshKosh Distribution Facility

The Company continually evaluates opportunities to reduce its supply chain complexity and lower costs.  In the first quarter of fiscal 2007, the Company determined that OshKosh brand products could be effectively distributed through its other distribution facilities and third-party logistics providers.  On February 15, 2007, the Company’s Board of Directors approved management’s plan to close the Company’s OshKosh distribution facility, which was utilized to distribute the Company’s OshKosh brand products.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the OshKosh distribution facility would be significantly shortened.  Accordingly, we wrote down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the OshKosh facility ceased as of April 5, 2007, at which point the land, building, and equipment assets of $6.1 million were reclassified as held for sale.  Over the past year, the Company has been actively trying to sell this facility for its appraised value.  However, due to recent declines in the commercial real estate market, the Company lowered the selling price of the facility during the third quarter of fiscal 2008 and has written down the carrying value of the facility to $3.5 million (classified as an asset held for sale within prepaid expenses and other current assets on the accompanying audited consolidated balance sheets) to reflect the new anticipated selling price.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—FACILITY CLOSURE AND RESTRUCTURING COSTS:  (Continued)

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

As discussed above, during fiscal 2008, we recorded costs of $2.6 million to write-down the carrying value of the OshKosh distribution facility in response to market conditions.

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

The following table summarizes restructuring activity related to the Acquisition in fiscal 2008 and fiscal 2007 and are included in other current liabilities on the accompanying audited consolidated balance sheets:

(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Contract termination costs	Total

Balance at December 30, 2006	$2,135	$719	$1,733	$200	$4,787
Payments	(1,624)	(641)	(1,059)	--	(3,324)
Adjustments to cost in excess of fair value of net assets acquired	(100)	--	--	(200)	(300)
Balance at December 29, 2007	411	78	674	--	1,163
Payments	(411)	(78)	(674)	--	(1,163)
Balance at January 3, 2009	$--	$--	$--	$--	$--

NOTE 16—EXECUTIVE RETIREMENT CHARGES:

On June 11, 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the second quarter of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—UNAUDITED QUARTERLY FINANCIAL DATA:

Unaudited summarized financial data by quarter for the fiscal years ended January 3, 2009 and December 29, 2007 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2008:
Net sales	$329,972	$301,675	$436,419	$421,950
Gross profit	104,915	99,581	154,667	154,854
Selling, general, and administrative expenses	92,276	92,207	104,536	115,255
Royalty income	7,914	7,203	9,576	8,992
Operating income	20,553	9,252	57,098	48,591
Net income	11,559	2,779	33,375	27,345
Basic net income per common share	0.20	0.05	0.60	0.49
Diluted net income per common share	0.19	0.05	0.58	0.47
2007:
Net sales	$320,128	$287,775	$410,949	$393,394
Gross profit	106,380	95,418	145,856	135,596
Selling, general, and administrative expenses	88,246	84,635	94,241	92,704
Royalty income	7,545	6,700	8,649	7,844
Operating income (loss)	21,172	(137,873)	60,008	50,684
Net income (loss)	9,611	(143,449)	34,618	28,602
Basic net income (loss) per common share	0.16	(2.48)	0.60	0.50
Diluted net income (loss) per common share	0.16	(2.48)	0.58	0.48

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluations under the framework in Internal Control-Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of January 3, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by ITEM 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. to be held on May 14, 2009.  Carter’s, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by ITEM 11 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	5,066,594	$10.03	1,440,827
Equity compensation plans not approved by security holders	--	--	--
Total	5,066,594	$10.03	1,440,827

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc.’s Amended and Restated 2003 Equity Incentive Plan.

Additional information called for by ITEM 12 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by ITEM 13 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by ITEM 14 is incorporated herein by reference to the definitive proxy statement referenced above in ITEM 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 12, 2006.*********

3.2	By-laws of Carter’s, Inc.***

4.1	Specimen Certificate of Common Stock. ****

10.1	Amended and Restated Employment Agreement between Carter’s, Inc., The William Carter Company, and Frederick J. Rowan, II, dated as of August 29, 2005. ****

10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001. *

10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001. *

10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001. *

10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001. *

10.6	Employment arrangement between The William Carter Company and Richard F. Westenberger, dated as of January 19, 2009.

10.7	Amended and Restated 2003 Equity Incentive Plan. ****

10.8
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

10.9
Amendment No. 1 among the Company, each leader from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the Required Lenders, the Term Lenders and the Additional Term 1 Lenders, in each case listed on the signature pages thereto, to the Credit Agreement, dated as of July 14, 2005.********

10.10	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C.*

10.11	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter's, Inc. and the stockholders of Carter's, Inc., as amended. ****

10.12	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C.***

10.13	Amended and Restated Supplemental Executive Retirement Agreement dated as of November 1, 1993, by and between Frederick J. Rowan, II and The William Carter Company. **

10.14	First Amendment to Amended and Restated Supplemental Executive Retirement Agreement dated as of October 30, 1996, by and between Frederick J. Rowan, II and The William Carter Company. **

10.15
Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of August 1, 1994, by and between The William Carter Company and Wachovia Bank of Georgia, N.A. and its successor or successors or assigns in the Trust, as trustee. **

10.16	First Amendment to Trust Agreement for The Frederick J. Rowan Retirement Trust dated as of October 30, 1996. **

10.17	Split Dollar Agreement dated as of September 21, 1992, by and between The William Carter Company and Frederick J. Rowan, II. **

10.18	Amended and Restated Annual Incentive Compensation Plan. ****

10.19
Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA). *****

10.20	The William Carter Company Severance plan, Administrative Provisions, and Claims Procedure, dated as of February 15, 2007.*********

21	Subsidiaries of Carter’s, Inc. *******

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

*	Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

**	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on August 25, 2003.

***	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.

****	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

*****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.

******	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on July 14, 2005.

*******	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 15, 2006.

********	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on April 28, 2006.

*********	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on February 27, 2009.

CARTER’S, INC.

Date: February 27, 2009	By:	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ MICHAEL D. CASEY	Director and Chief Executive Officer
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ BRADLEY M. BLOOM	Director
Bradley M. Bloom

/s/ A. BRUCE CLEVERLY	Director
A. Bruce Cleverly

/s/ PAUL FULTON	Director
Paul Fulton

/s/ WILLIAM MONTGORIS	Director
William Montgoris

/s/ DAVID PULVER	Director
David Pulver

/s/ JOHN R. WELCH	Director
John R. Welch

/s/ THOMAS WHIDDON	Director
Thomas Whiddon