Form 10-Q
period 2009-04-04
CARTERS INC
filed 2009-04-30
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ]     No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting  Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 30, 2009
Common stock, par value $0.01 per share	56,690,740

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	April 4, 2009	January 3, 2009

ASSETS
Current assets:
Cash and cash equivalents	$186,834	$162,349
Accounts receivable, net	112,931	106,060
Finished goods inventories, net	153,941	203,486
Prepaid expenses and other current assets	13,974	13,214
Deferred income taxes	28,597	27,982

Total current assets	496,277	513,091

Property, plant, and equipment, net	84,809	86,229
Tradenames	305,733	305,733
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	3,314	3,598
Licensing agreements, net	4,346	5,260
Other assets	469	576

Total assets	$1,031,518	$1,051,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	42,915	79,011
Other current liabilities	56,211	57,613

Total current liabilities	102,629	140,127

Long-term debt	333,648	334,523
Deferred income taxes	107,928	108,989
Other long-term liabilities	41,411	40,822

Total liabilities	585,616	624,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 4, 2009 and January 3, 2009	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,677,490 and 56,352,111 shares issued and outstanding at April 4, 2009 and January 3, 2009, respectively	567	563
Additional paid-in capital	214,441	211,767
Accumulated other comprehensive loss	(7,058)	(7,318)
Retained earnings	237,952	221,584

Total stockholders’ equity	445,902	426,596

Total liabilities and stockholders’ equity	$1,031,518	$1,051,057

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended
	April 4, 2009	March 29, 2008

Net sales	$356,787	$329,972
Cost of goods sold	229,440	225,057

Gross profit	127,347	104,915
Selling, general, and administrative expenses	99,130	92,276
Workforce reduction and facility closure costs (Note 10)	8,420	--
Royalty income	(8,762)	(7,914)

Operating income	28,559	20,553
Interest expense, net	3,175	4,520

Income before income taxes	25,384	16,033
Provision for income taxes	9,016	4,474

Net income	$16,368	$11,559

Basic net income per common share	$0.29	$0.20
Diluted net income per common share	$0.28	$0.19
Basic weighted-average number of shares outstanding	55,958,825	57,215,027
Diluted weighted-average number of shares outstanding	57,749,815	59,306,222

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the three-month periods ended
	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$16,368	$11,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,395	7,007
Amortization of debt issuance costs	284	280
Non-cash stock-based compensation expense	1,874	1,586
Income tax benefit from exercised stock options	(778)	(40)
Non-cash asset impairment charges (Note 10)	2,962	--
Deferred income taxes	(1,665)	669
Effect of changes in operating assets and liabilities:
Accounts receivable	(6,871)	(8,794)
Inventories	49,545	51,262
Prepaid expenses and other assets	(760)	(1,564)
Accounts payable and other liabilities	(36,002)	(33,031)

Net cash provided by operating activities	33,352	28,934

Cash flows from investing activities:
Capital expenditures	(8,959)	(2,485)

Net cash used in investing activities	(8,959)	(2,485)

Cash flows from financing activities:
Payments on term loan	(875)	--
Share repurchase	--	(10,020)
Income tax benefit from exercised stock options	778	40
Proceeds from exercise of stock options	189	65

Net cash provided by (used in) financing activities	92	(9,915)

Net increase in cash and cash equivalents	24,485	16,534
Cash and cash equivalents, beginning of period	162,349	49,012

Cash and cash equivalents, end of period	$186,834	$65,546

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at January 3, 2009	$563	$211,767	$(7,318)	$221,584	$426,596
Exercise of stock options (147,154 shares)	1	188	--	--	189
Income tax benefit from exercised stock options	--	778	--	--	778
Restricted stock grants, net of forfeitures	3	(3)	--	--	--
Stock-based compensation expense	--	1,711	--	--	1,711
Comprehensive income (loss):
Net income	--	--	--	16,368	16,368
Unrealized loss on interest rate swap agreements, net of tax benefit of $87	--	--	(147)	--	(147)
Settlement of interest rate collar agreement, net of tax of $216	--	--	407	--	407
Total comprehensive income	--	--	260	16,368	16,628
Balance at April 4, 2009	$567	$214,441	$(7,058)	$237,952	$445,902

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc., and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 260 Carter’s and 165 OshKosh retail stores that market our branded merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of April 4, 2009, the results of our operations for the three-month periods ended April 4, 2009 and March 29, 2008, cash flows for the three-month periods ended April 4, 2009 and March 29, 2008 and changes in stockholders’ equity for the three-month period ended April 4, 2009.  Operating results for the three-month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  Our accompanying condensed consolidated balance sheet as of January 3, 2009 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K in the notes to our audited consolidated financial statements for the fiscal year ended January 3, 2009.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2009 reflect our financial position as of April 4, 2009.  The first quarter of fiscal 2008 ended on March 29, 2008.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

Cost in excess of fair value of net assets acquired as of April 4, 2009, represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 over the fair value of the net assets acquired.  The Carter’s cost in excess of fair value of net assets acquired is not deductible for tax purposes.  The Carter’s cost in excess of fair value of net assets acquired and tradename are deemed to have indefinite lives and are not being amortized.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:   (Continued)

 The Company’s intangible assets were as follows:

		April 4, 2009			January 3, 2009
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$14,754	$4,346	$19,100	$13,840	$5,260
Leasehold interests	4.1 years	$1,833	$1,707	$126	$1,833	$1,599	$234

Amortization expense for intangible assets was approximately $1.0 million for each of the three-month periods ended April 4, 2009 and March 29, 2008.  Annual amortization expense for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

(dollars in thousands)
Fiscal Year	Estimated amortization expense

2009 (period from April 5 through January 2, 2010)	$2,695
2010	1,777

Total	$4,472

NOTE 4 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions. The Internal Revenue Service recently completed an income tax examination for fiscal 2006, and has recently begun an audit of fiscal 2007.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2005.

During the first quarter of fiscal 2009, we recognized approximately $1.0 million in tax benefits due to the completion of an Internal Revenue Service audit for fiscal 2006.  During the first quarter of fiscal 2008, we recognized approximately $1.6 million in tax benefits due to the completion of an Internal Revenue Service audit for fiscal 2004 and 2005.

As of April 4, 2009, the Company had gross unrecognized tax benefits of approximately $6.9 million.  Substantially all of the Company’s reserve for unrecognized tax benefits as of April 4, 2009, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 4 – INCOME TAXES:  (Continued)

Included in the reserves for unrecognized tax benefits are approximately $0.5 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2009.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2009 and the effective tax rate in the quarter in which the benefits are recognized.  While the Internal Revenue Service has begun its audit of the Company’s income tax return for 2007, the audit has not proceeded to a point where the Company can reasonably determine the completion date.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the first quarter of fiscal 2009, the Company recognized a net reduction in interest expense of approximately $0.1 million, primarily related to the successful resolution of the Internal Revenue Service audit for fiscal 2006.  The Company had approximately $0.5 million of interest accrued as of April 4, 2009.

NOTE 5 – FINANCIAL INSTRUMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at April 4, 2009, as required by SFAS 157:

(dollars in millions)	Level 1	Level 2	Level 3

Assets
Investments	$--	$130.0	$--

Liabilities
Interest rate swap agreements	$--	$2.2	$--

At April 4, 2009, we had approximately $130.0 million invested in two Dreyfus Cash Management Funds, which are included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheet.  These funds consisted of the Dreyfus Treasury Prime Cash Management fund ($87.9 million), which invests only in U.S. Treasury Bills or U.S. Treasury Notes, and the Dreyfus Tax Exempt Cash Management fund ($42.1 million), which invests in short-term, high quality municipal obligations that provide income exempt from federal taxes.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of April 4, 2009, approximately $51.2 million of our outstanding term loan debt was hedged under this interest rate swap agreement.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 5 – FINANCIAL INSTRUMENTS:   (Continued)

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate term loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.

On January 30, 2009, we entered into two interest rate swap agreements in order to limit our exposure to higher interest rates.  Each interest rate swap agreement covers $50.0 million of our variable rate term loan debt, to receive floating interest and pay fixed interest.  We continue to be in compliance with the 25% hedging requirement under our senior credit facility.  These interest rate swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate term loan debt.  These interest rate swap agreements each mature in January 2010.

Our interest rate swap agreements are traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheet as of April 4, 2009 was as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate swap agreements	Prepaid expenses and other current assets	--	Other current liabilities	$2.2

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements for the three-month period ended April 4, 2009 was as follows:

(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense (2)

Interest rate hedge agreements	$(147)	$(407)

(1) Amount recognized in accumulated other comprehensive income (loss), net of tax benefit of $87.
(2) Settlement of interest rate collar agreement, net of tax of $216.

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – EMPLOYEE BENEFIT PLANS:  (Continued)

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	April 4, 2009	March 29, 2008

Service cost – benefits attributed to service during the period	$23	$27
Interest cost on accumulated post-retirement benefit obligation	113	131
Amortization of net actuarial gain	(7)	--
Total net periodic post-retirement benefit cost	$129	$158

The component of pension expense charged to operations is as follows:

	For the three-month periods ended
(dollars in thousands)	April 4, 2009	March 29, 2008

Interest cost on accumulated pension benefit obligation	$13	$13

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension benefit associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended
(dollars in thousands)	April 4, 2009	March 29, 2008

Interest cost on accumulated pension benefit obligation	$567	$562
Expected return on assets	(650)	(943)
Amortization of actuarial loss (gain)	103	(19)
Total net periodic pension expense (benefit)	$20	$(400)

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

During the three-month period ended April 4, 2009, the Company did not repurchase any shares of its common stock.  During the three-month period ended March 29, 2008, the Company repurchased and retired approximately 674,358 shares of its common stock at an average price of $14.86 per share.  Since inception of the program and through April 4, 2009, the Company repurchased and retired approximately 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  Accordingly, we have reduced common stock by the par value of such shares and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three-month period ended April 4, 2009.

Assumptions

Volatility	35.83%
Risk-free interest rate	2.50%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the three-month period ended April 4, 2009:

	Time-based stock options	Performance-based stock options	Retained stock options	Restricted stock

Outstanding, January 3, 2009	4,733,080	220,000	113,514	444,589

Granted	448,000	--	--	208,500
Exercised	(33,640)	--	(113,514)	--
Vested restricted stock	--	--	--	(28,406)
Forfeited	(40,850)	(20,000)	--	(30,275)
Expired	--	--	--	--

Outstanding, April 4, 2009	5,106,590	200,000	--	594,408

Exercisable, April 4, 2009	3,752,673	--	--	--

During the three-month period ended April 4, 2009, we granted 448,000 time-based stock options with a weighted-average Black-Scholes fair value of $7.61 and a weighted-average exercise price of $18.08.  In connection with this grant, we recognized approximately $56,000 in stock-based compensation expense during the three-month period ended April 4, 2009.

During the three-month period ended April 4, 2009, we granted 208,500 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $18.08.  In connection with this grant, we recognized approximately $62,000 in stock-based compensation expense during the three-month period ended April 4, 2009.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – STOCK-BASED COMPENSATION:  (Continued)

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2009 (period from April 5 through January 2, 2010)	$2,329	$2,294	$4,623
2010	2,608	2,594	5,202
2011	2,016	2,099	4,115
2012	1,084	1,211	2,295
Total	$8,037	$8,198	$16,235

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – SEGMENT INFORMATION:

We report segment information in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  We report our corporate expenses, workforce reduction, and facility closure costs separately as they are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of our reportable segments.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 4, 2009	% of Total	March 29, 2008	% of Total
Net sales:

Carter’s:
Wholesale	$122,897	34.4%	$117,832	35.7%
Retail	101,930	28.6%	86,402	26.2%
Mass Channel	58,745	16.5%	62,924	19.1%
Carter’s total net sales	283,572	79.5%	267,158	81.0%

OshKosh:
Retail	51,828	14.5%	44,365	13.4%
Wholesale	21,387	6.0%	18,449	5.6%
OshKosh total net sales	73,215	20.5%	62,814	19.0%

Total net sales	$356,787	100.0%	$329,972	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$24,179	19.7%	$21,559	18.3%
Retail	16,588	16.3%	11,442	13.2%
Mass Channel	8,035	13.7%	6,742	10.7%

Carter’s operating income	48,802	17.2%	39,743	14.9%

OshKosh:
Wholesale	44	0.2%	(2,524)	(13.7%)
Retail	(331)	(0.6%)	(6,733)	(15.2%)
Mass Channel (a)	706	--	531	--

OshKosh operating income (loss)	419	0.6%	(8,726)	(13.9%)

Segment operating income	49,221	13.8%	31,017	9.4%

Corporate expenses (b)	(11,920)	(3.3%)	(10,464)	(3.2%)
Workforce reduction and facility closure costs (c)	(8,742)	(2.5%)	--	--

Net corporate expenses	(20,662)	(5.8%)	(10,464)	(3.2%)

Total operating income	$28,559	8.0%	$20,553	6.2%

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)
Corporate expenses generally include expenses related to severance and relocation, executive management, finance, stock-based compensation, building occupancy, information technology, certain legal fees, incentive compensation, consulting, and audit fees.

(c)
Includes closure costs associated with our Barnesville, Georgia distribution facility of $3.6 million consisting of severance, asset impairment charges, other closure costs, and accelerated depreciation, $1.8 million of asset impairment charges related to our Oshkosh, Wisconsin facility, and $3.3 million of severance related to the corporate workforce reduction.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – CORPORATE WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS:

Corporate Workforce Reduction

The Company recently announced a plan to reduce its corporate workforce (defined as excluding retail district managers, hourly retail store employees, and distribution center employees).  Approximately 150 employees will be affected under the plan.  The plan was communicated to affected employees on April 21, 2009.  The plan includes consolidating the majority of our operations performed in our Oshkosh, Wisconsin corporate office into other Company locations.  This consolidation will likely result in the addition of resources in our other locations.

As a result of this corporate workforce reduction, we recorded charges in the first quarter of fiscal 2009 of $5.1 million consisting of $3.3 million in severance charges related to corporate office positions in connection with our existing plan and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin corporate office.  The Company has written down this facility to $0 to reflect the Company’s intention to donate the facility.  The Company expects to incur additional severance of approximately $1.4 million in the second quarter of fiscal 2009 for special one-time benefits provided to affected employees.  The majority of the severance payments will be paid through the end of the year.

Barnesville Distribution Facility Closure

The Company recently announced a plan to close its Barnesville, Georgia distribution center.  Approximately 210 employees will be affected by this closure.  The plan was communicated to affected employees on April 2, 2009.  Operations at the Barnesville facility are expected to cease by the end of June 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets became impaired during March 2009, when it became “more likely than not” that the expected life of the Barnesville distribution facility would be significantly shortened.  Accordingly, we have written down the assets to their estimated recoverable fair value in March 2009.  The adjusted asset values will be subject to accelerated depreciation over their remaining estimated useful life.

In conjunction with the plan to close the Barnesville distribution center, the Company recorded charges of approximately $3.6 million, consisting of severance of $1.7 million (included in other current liabilities in the unaudited condensed consolidated balance sheet as of April 4, 2009), asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $0.3 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.  The Company expects to incur additional accelerated depreciation charges of approximately $0.6 million in the second quarter of fiscal 2009.  The salvage value of this facility is estimated to be $0 to reflect the Company’s intention to donate the facility.

NOTE 11 – EARNINGS PER SHARE:

Basic net income per share is calculated by dividing net income for the period by the weighted-average common shares outstanding for the period.  Diluted net income per share includes the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.  The table below summarizes the shares from these potentially dilutive securities, calculated using the treasury stock method.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – EARNINGS PER SHARE:  (Continued)

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended
	April 4, 2009	March 29, 2008

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	55,958,825	57,215,027
Dilutive effect of unvested restricted stock	117,027	67,209
Dilutive effect of stock options	1,673,963	2,023,986
Diluted number of common and common equivalent shares outstanding	57,749,815	59,306,222

Basic net income per common share:
Net income	$16,368,000	$11,559,000
Income allocated to participating securities	(172,037)	(70,816)
Net income available to common shareholders	$16,195,963	$11,488,184

Basic net income per common share	$0.29	$0.20

Diluted net income per common share:
Net income	$16,368,000	$11,559,000
Income allocated to participating securities	(167,092)	(68,411)
Net income available to common shareholders	$16,200,908	$11,490,589

Diluted net income per common share	$0.28	$0.19

For the three-month period ended April 4, 2009, anti-dilutive shares of 2,038,975 and performance-based stock options of 200,000, were excluded from the computations of diluted earnings per share and for the three-month period ended March 29, 2008, anti-dilutive shares of 999,885 and performance-based stock options of 620,000 were excluded from the computations of diluted earnings per share.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company has adopted FSP 157-2 effective January 4, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter of fiscal 2009 consolidated financial statements.  The Company has adopted the provisions of this statement effective April 4, 2009 and has included the required disclosures within Note 5.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS:  (Continued)

In June 2008, the FASB issued  FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior-period earnings per share data presented shall be adjusted retrospectively.  The Company has adopted the provisions of this standard effective January 4, 2009 and has included the required disclosures in Note 11.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2009 reflect our financial position as of April 4, 2009.  The first quarter of fiscal 2008 ended on March 29, 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	April 4, 2009	March 29, 2008

Wholesale sales:
Carter’s	34.4%	35.7%
OshKosh	6.0	5.6
Total wholesale sales	40.4	41.3

Retail store sales:
Carter’s	28.6	26.2
OshKosh	14.5	13.4
Total retail store sales	43.1	39.6

Mass channel sales	16.5	19.1

Consolidated net sales	100.0%	100.0%
Cost of goods sold	64.3	68.2

Gross profit	35.7	31.8
Selling, general, and administrative expenses	27.8	28.0
Workforce reduction and facility closure costs	2.4	--
Royalty income	(2.5)	(2.4)

Operating income	8.0	6.2
Interest expense, net	0.9	1.3

Income before income taxes	7.1	4.9
Provision for income taxes	2.5	1.4

Net income	4.6%	3.5%

Number of retail stores at end of period:
Carter’s	260	229
OshKosh	165	163
Total	425	392

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:  (Continued)

Three-month period ended April 4, 2009 compared to the three-month period ended March 29, 2008

CONSOLIDATED NET SALES

In the first quarter of fiscal 2009, consolidated net sales increased $26.8 million, or 8.1%, to $356.8 million and reflect growth in our Carter’s and OshKosh brand wholesale and retail store segments.

	For the three-month periods ended
(dollars in thousands)	April 4, 2009	% of Total	March 29, 2008	% of Total

Net sales:
Wholesale-Carter’s	$122,897	34.4%	$117,832	35.7%
Wholesale-OshKosh	21,387	6.0%	18,449	5.6%
Retail-Carter’s	101,930	28.6%	86,402	26.2%
Retail-OshKosh	51,828	14.5%	44,365	13.4%
Mass Channel-Carter’s	58,745	16.5%	62,924	19.1%
Total net sales	$356,787	100.0%	$329,972	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $5.1 million, or 4.3%, in the first quarter of fiscal 2009 to $122.9 million.  The increase in Carter’s brand wholesale sales was driven by a 5% increase in average price per unit, partially offset by a 1% decrease in units shipped, as compared to the first quarter of fiscal 2008.  The increase in average price per unit during the first quarter of fiscal 2009 was driven by improved product performance and an increase in average selling prices to off-price customers.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $2.9 million, or 15.9%, in the first quarter of fiscal 2009 to $21.4 million.  The increase in OshKosh brand wholesale sales reflects a 9% increase in units shipped and a 7% increase in average price per unit as compared to the first quarter of fiscal 2008.  The increase in units shipped relates primarily to the timing of Spring 2009 shipments.  The increase in average price per unit reflects reduced levels of customer accommodations due to improved over-the-counter product performance.

MASS CHANNEL SALES

Mass channel sales decreased $4.2 million, or 6.6%, in the first quarter of fiscal 2009 to $58.7 million.  The decrease was due to a $3.0 million, or 8.6%, decrease in sales of our Child of Mine brand to Walmart, and a $1.2 million, or 4.2%, decrease in sales of our Just One Year brand to Target.  These decreases were a result of the timing of shipments.  We anticipate our mass channel sales could decline approximately 15% in fiscal 2009 as compared to fiscal 2008, primarily due to lower sales of our Child of Mine brand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

CARTER’S RETAIL STORES

Carter’s retail store sales increased $15.5 million, or 18.0%, in the first quarter of fiscal 2009 to $101.9 million.  The increase was driven by incremental sales of $8.3 million generated by new store openings and a comparable store sales increase of 5.2%, or $7.4 million.

On a comparable store basis, transactions increased 2.3% and average prices increased 3.1% as compared to the first quarter of fiscal 2008.  The increase in transactions was driven by strong product performance in all product categories, improved inventory management, improved in-store product presentation, and improved merchandising and marketing efforts.  The increase in average prices was driven primarily by the strong performance of our sleepwear and other product categories.

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store calculation.  If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store.  Stores that are closed during the period are included in the comparable store sales calculation up to the date of closing.

During the first quarter of fiscal 2009, we opened seven Carter’s retail stores.  There were a total of 260 Carter’s retail stores as of April 4, 2009.  In total, we plan to open 20 and close five Carter’s retail stores during fiscal 2009.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $7.5 million, or 16.8%, in the first quarter of fiscal 2009 to $51.8 million.  The increase reflects a comparable store sales increase of 11.1%, or $6.7 million, and incremental sales of $0.9 million generated by new store openings, partially offset by the impact of store closings of $0.2 million.

On a comparable store basis, average prices increased 9.5% and transactions increased 5.1%.  The increase in average prices and increase in transactions were driven by strong product performance which resulted in lower levels of markdowns, improved inventory management, and in-store product presentation.

There were a total of 165 OshKosh retail stores as of April 4, 2009.  We plan to close three OshKosh retail stores during fiscal 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

GROSS PROFIT

Our gross profit increased $22.4 million, or 21.4%, to $127.3 million in the first quarter of fiscal 2009.  Gross profit as a percentage of net sales was 35.7% in the first quarter of fiscal 2009 as compared to 31.8% in the first quarter of fiscal 2008.

The increase in gross profit as a percentage of net sales reflects:

•	a greater mix of consolidated retail sales which, on average, have a higher gross margin than sales in our wholesale and mass channel segments;

•
improvement in our Carter’s and OshKosh retail segment gross margin (consolidated retail gross margin increased from 47.1% of consolidated retail store sales in first quarter of fiscal 2008 to 50.9% of consolidated retail store sales in first quarter of fiscal 2009);

•	growth in Carter’s wholesale gross margin due primarily to an increase in average selling prices to off-price customers; and

•	growth in OshKosh wholesale gross margin due to lower levels of customer support resulting from improved over-the-counter product performance.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2009 increased $6.9 million, or 7.4%, to $99.1 million.  As a percentage of net sales, selling, general, and administrative expenses in the first quarter of fiscal 2009 were 27.8% as compared to 28.0% in the first quarter of fiscal 2008.

The decrease in selling, general, and administrative expenses as a percentage of net sales reflects:

•	lower distribution expenses related to supply chain efficiencies; and

•	a focus on reducing discretionary spending.

Partially offsetting these decreases were:

•	higher provisions for incentive compensation; and

•	higher retail store expenses as a percentage of consolidated net sales.

WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS

As a result of the corporate workforce reduction plan, we recorded charges in the first quarter of fiscal 2009 of $5.1 million, consisting of $3.3 million severance charges related to corporate office positions in connection with our existing plan and approximately $1.8 million in asset impairment charges related to our Oshkosh, Wisconsin corporate office.  The Company has written down this facility to $0 to reflect the Company’s intention to donate the facility.  The Company expects to incur additional severance of approximately $1.4 million in the second quarter of fiscal 2009 for special one-time benefits provided to affected employees that are incremental to the Company’s severance plan.  The majority of the severance payments will be paid through the end of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

In conjunction with the plan to close the Barnesville distribution center, the Company recorded charges of approximately $3.6 million, consisting of severance of $1.7 million (included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of April 4, 2009); asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment; $0.3 million of accelerated depreciation (included in selling, general, and administrative expenses); and $0.5 million of other closure costs.  The Company expects to incur additional accelerated depreciation charges of approximately $0.6 million in the second quarter of fiscal 2009.  The salvage value of this facility is estimated to be $0 to reflect the Company’s intention to donate the facility.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh B’Gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the first quarter of fiscal 2009 was approximately $8.8 million (including $2.1 million of international royalty income), an increase of 10.7%, or $0.8 million, as compared to the first quarter of fiscal 2008.  This increase was driven by increased sales by our Carter’s brand domestic licensees, OshKosh brand international licensees, and our Genuine Kids from OshKosh brand.

OPERATING INCOME

Operating income increased $8.0 million, or 39.0%, to $28.6 million in the first quarter of fiscal 2009.  The increase in operating income was due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the first quarter of fiscal 2009 decreased $1.3 million, or 29.8%, to $3.2 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the first quarter of fiscal 2009 were $337.7 million at an effective interest rate of 3.9% as compared to weighted-average borrowings in the first quarter of fiscal 2008 of $341.5 million at an effective interest rate of 5.8%.  In the first quarter of fiscal 2009, we recorded $0.4 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.  In the first quarter of fiscal 2008, we recorded $0.2 million in interest expense related to our interest rate swap agreement.

INCOME TAXES

Our effective tax rate was 35.5% for the first quarter of fiscal 2009 and 27.9% for the first quarter of fiscal 2008.  This change was a result of the reversal of $1.6 million of reserves for certain tax exposures following the completion of an Internal Revenue Service examination for fiscal 2004 and 2005 in the first quarter of fiscal 2008 as compared to the reversal of $1.0 million related to the completion of an Internal Revenue Service examination for fiscal 2006 in the first quarter of fiscal 2009.

NET INCOME

Our net income for the first quarter of fiscal 2009 increased $4.8 million, or 41.6%, to $16.4 million as compared to $11.6 million in the first quarter of fiscal 2008 as a result of the factors described above.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolver, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our senior credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Net accounts receivable at April 4, 2009 were $112.9 million compared to $128.5 million at March 29, 2008 and $106.1 million at January 3, 2009.  The decrease as compared to March 29, 2008 primarily reflects lower levels of mass channel sales and a decrease in wholesale and mass channel sales in the latter part of the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  Due to the seasonal nature of our operations, the net accounts receivable balance at April 4, 2009 is not comparable to the net accounts receivable balance at January 3, 2009.

Net inventories at April 4, 2009 were $153.9 million compared to $174.2 million at March 29, 2008 and $203.5 million at January 3, 2009.  The decrease of $20.3 million, or 11.6%, as compared to March 29, 2008 is due to improved inventory management, the timing of shipments, and lower levels of mass channel inventory.  Due to the seasonal nature of our operations, net inventories at April 4, 2009 are not comparable to net inventories at January 3, 2009.

Net cash provided by operating activities for the first quarter of fiscal 2009 was $33.4 million compared to net cash provided by operating activities of $28.9 million in the first quarter of fiscal 2008.  The increase in operating cash flow primarily reflects the growth in earnings.

We invested $9.0 million in capital expenditures during the first quarter of fiscal 2009 compared to $2.5 million during the first quarter of fiscal 2008.  We plan to invest approximately $30 million in capital expenditures during the remainder of fiscal 2009, primarily for retail store openings and remodelings (including retail store fixtures), fixtures for our wholesale customers, investments in our supply chain, and investments in information technology.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  During the first quarter of fiscal 2009, the Company did not repurchase any of its common stock.  Since inception of the program and through April 4, 2009, the Company repurchased and retired approximately 4,599,580 shares, or $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

At April 4, 2009, we had approximately $337.2 million in term loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $8.6 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.  Weighted-average borrowings in the first quarter of fiscal 2009 were $337.7 million at an effective interest rate of 3.9% as compared to weighted-average borrowings in the first quarter of fiscal 2008 of $341.5 million at an effective interest rate of 5.8%.

The senior credit facility contains and defines financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and a fixed charge coverage ratio.  As of April 4, 2009, the Company is in compliance with all debt covenants.  The senior credit facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2008 or 2007.  Our obligations under the senior credit facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility.  On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our variable rate term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of April 4, 2009, approximately $51.2 million of our outstanding term loan debt was hedged under this interest rate swap agreement.  The fair market value of this interest rate swap agreement as of April 4, 2009 was $1.9 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate term loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.

On January 30, 2009, we entered into two interest rate swap agreements, each covering $50.0 million of our variable rate term loan debt, to receive floating interest and pay fixed interest.  These swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate term loan debt.  The fair market value of these interest rate swap agreements as of April 4, 2009 was $0.3 million and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  These swap agreements mature in January 2010.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of April 4, 2009, our outstanding debt aggregated approximately $337.2 million, of which $185.9 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.9 million, exclusive of variable rate debt subject to our swap agreements, and could have an adverse effect on our earnings and cash flow.

      As a result of the corporate workforce reduction plan, we recorded charges in the first quarter of fiscal 2009 of $5.1 million, consisting of $3.3 million in severance charges related to corporate office positions in connection with our existing plan and approximately $1.8 million in asset impairment charges related to our Oshkosh, Wisconsin corporate office.  The Company has written down this facility to $0 to reflect the Company’s intention to donate the facility.  The Company expects to incur additional severance of approximately $1.4 million in the second quarter of fiscal 2009 for special one-time benefits provided to affected employees that are incremental to the Company’s severance plan.  The majority of the severance payments will be paid through the end of the year.

During the balance of fiscal 2009, as we consolidate the operations currently performed in our Oshkosh, Wisconsin office, we expect to incur approximately $4.0 million in recruiting, relocation, and retention costs throughout the balance of the year.  We expect these costs to be mostly offset by savings from the corporate workforce reduction.

      As a result of the plan to close the Company’s Barnesville, Georgia distribution facility, we recorded charges in the first quarter of fiscal 2009 of $3.6 million, consisting of $1.7 million of severance charges; $1.1 million of asset impairment charges; $0.3 million of accelerated depreciation (included in selling, general, and administrative expenses); and $0.5 million of other closure costs.  Severance payments will be paid through the end of the year.  The Company expects to incur additional accelerated depreciation charges of approximately $0.6 million in the second quarter of fiscal 2009.  The salvage value of this facility is estimated to be $0 to reflect the Company’s intention to donate the facility.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Over the past five fiscal years, excluding the impact of our acquisition of OshKosh B’Gosh, Inc. in fiscal 2005, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year.  Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force (“EITF’) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.8 million in the first quarter of fiscal 2009 and $0.6 million in the first quarter of fiscal 2008 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:   We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:   As of April 4, 2009, we had approximately $136.6 million in Carter’s cost in excess of fair value of net assets acquired and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001, using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The tradenames were determined to have indefinite lives.

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

Loss contingencies:   We record accruals for various contingencies including legal exposures as they arise in the normal course of business.  In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable.  Our assessment is developed in consultation with our internal and external counsel and other advisors and is based on an analysis of possible outcomes under various strategies.  Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable.  We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact our consolidated financial statements.

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

Employee benefit plans:   We sponsor a defined benefit pension, defined contribution, and other post-retirement plans.  Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, and health care cost increase projections.  See Note 7 “Employee Benefit Plans” to our audited consolidated financial statements in our most recently filed Annual Report on Form 10-K for further details on rates and assumptions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company has adopted FSP 157-2 effective January 4, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter of fiscal 2009 consolidated financial statements.  The Company has adopted the provisions of this statement effective April 4, 2009 and has included the required disclosures within Note 5 to the accompanying unaudited condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior-period earnings per share data presented shall be adjusted retrospectively.  The Company has adopted the provisions of this standard effective January 4, 2009 and has included the required disclosures in Note 11 to the accompanying unaudited condensed consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2009 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  These risks are described herein under Item 1A of Part II.  We undertake no obligation to publicly update or revise any forward-looking statements or other information, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in Asia and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we currently source products from approximately 100 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of April 4, 2009, our outstanding debt aggregated approximately $337.2 million, of which $185.9 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.9 million, exclusive of variable rate debt subject to our interest rate swap agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A class action lawsuit was filed on September 16, 2008 in the United States District Court for the Northern District of Georgia asserting claims under Sections 10(b) and 20(a) of the federal securities laws.  The complaint alleges that between February 21, 2006 and July 21, 2007, the Company made misrepresentations regarding the successful integration of OshKosh into the Company's business, and that the share price of the Company's stock later fell when the market learned that the integration had not been as successful as represented.  Plaintiff Plymouth County Retirement System filed an unopposed motion to be appointed lead counsel on November 18, 2008, and that motion was fully submitted as of December 8, 2008.  The motion was granted, and the parties are now briefing the Defendants' motion to dismiss the complaint for failure to state a claim under the federal securities laws.  The Company intends to vigorously defend this claim.

A class action lawsuit was filed on September 29, 2008 in United States District Court for the Northern District of Illinois against the Company claiming breach of contract arising from certain advertising and pricing practices with respect to Carter's brand products purchased by consumers at Carter's retail stores nationally.  The complaint seeks damages and injunctive relief.  Plaintiff has since filed an amended complaint, alleging breach of contract on behalf of a nationwide class and Illinois Consumer Fraud Act claims on behalf of Illinois consumers.  On February 3, 2009 the same plaintiff's attorney filed a second, nearly identical action against the Company in the same court but in the name of a different plaintiff.  The parties filed an agreed upon motion to consolidate this second action with the first case and to stay the need for response in the second case until after the court had ruled upon a pending motion to dismiss the first case.  On April 15, 2009, the Amended Complaint in the first case was dismissed for failure to state a claim for breach of contract and for failure to adequately allege damages.  The Company subsequently filed a motion to dismiss the second case on the same grounds.  That motion is currently pending.

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

In the first quarter of fiscal 2009, we derived approximately 41% of our consolidated net sales from our top eight customers, including mass channel customers.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a unique and compelling value proposition for our consumers in the Company’s distribution channels.  There can be no assurance that the demand for our products will not decline, or that we will be able to successfully evaluate and adapt our product to be aware of consumers’ tastes and preferences or fashion trends.  If consumers’ tastes and preferences are not aligned with our product offerings, promotional pricing may be required to move seasonal merchandise.  Increased use of promotional pricing would have a material adverse affect on our sales, gross margin, and results of operations.

The value of our brand, and our sales, could be diminished if we are associated with negative publicity.

Although our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, licensees, or their labor practices.  A violation of our vendor policies, licensee agreements, labor laws, or other laws by these vendors, independent manufacturers, or licensees could interrupt or otherwise disrupt our supply chain or damage our brand image.  As a result, negative publicity regarding our Company, brands or products, including licensed products, could adversely affect our reputation and sales.

In addition, the Company’s brand image, which is associated with providing a consumer product with outstanding quality and name recognition, makes it valuable as a royalty source.  The Company is able to generate royalty income from the sale of licensed products that bear its Carter’s, Child of Mine, Just One Year, OshKosh, Genuine Kids from OshKosh, and related trademarks.  The Company also generates foreign royalty income as our OshKosh B’Gosh label carries an international reputation for quality and American style.  While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

The Company’s databases containing personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation, and expenses.  In addition, if we are unable to comply with security standards created by the banks and payment card industry, our operations could be adversely affected.

Database privacy, network security, and identity theft are matters of growing public concern.  In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices, and activity monitoring on our network.  Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules.  This could result in costly investigations and litigation, civil or criminal penalties, and adverse publicity that could adversely affect our financial condition, results of operations, and reputation.  Further, if we are unable to comply with the security standards, established by banks and the banks and payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

There are deflationary pressures on the selling price of apparel products.

Due, among other things, to the actions of discount retailers, the worldwide supply of low cost garment sourcing, and the reaction of many retailers to lower consumer spending, the average selling price of children’s apparel continues to decrease.  To the extent these deflationary pressures are not offset by reductions in manufacturing costs, there would be an affect on the Company's gross margin.  Additionally, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating results.

Our business is sensitive to overall levels of consumer spending, particularly in the young children's apparel segment.

Consumers' demand for young children's apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending.  Consumer spending is impacted, among other things, by employment levels, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence.  Recent and further reductions in the level of consumer spending could have a material adverse affect on the Company’s sales and results of operations.

We face risks associated with the current global credit crisis and related economic downturn.

The continuing volatility in the financial markets and the related economic downturn in markets throughout the world could have a material adverse effect on our business.  While we currently generate significant cash flows from our ongoing operations and have access to credit through amounts available under our revolving credit facility, credit markets have recently experienced significant disruptions and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability.  Further deterioration in the financial markets could make future financing difficult or more expensive.  If any of the financial institutions that are parties to our revolver were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity.  In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers and consequently, could disrupt our business.

We source substantially all of our products through foreign production arrangements.  Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, unfavorable economic conditions, international events, or new foreign regulations and such disruptions may increase our cost of goods sold and decrease gross profit.

We source substantially all of our products through a network of vendors primarily in Asia, coordinated by our sourcing agents.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

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

Our vendors, independent manufacturers and licensees may not continue to provide products that are consistent with our standards.  We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards.  A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse affect on our results of operations and financial condition.  In addition, notwithstanding our strict quality control procedures, because we do not control our vendors, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge.  This could materially harm our brand and our reputation in the marketplace.

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

On April 4, 2009, we had total debt of approximately $337.2 million.

Our indebtedness could have negative consequences.  For example, it increases our vulnerability to interest rate risk and could:

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

As of April 4, 2009, the Company had Carter’s cost in excess of fair value of net assets acquired of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its unaudited condensed consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

CARTER’S, INC.

Date: April 30, 2009	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2009	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)