Form 10-Q
period 2009-07-04
CARTERS INC
filed 2009-07-31
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting  Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 30, 2009
Common stock, par value $0.01 per share	56,784,758

CARTER’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	July 4, 2009	January 3, 2009

ASSETS
Current assets:
Cash and cash equivalents	$173,812	$162,349
Accounts receivable, net	96,864	106,060
Finished goods inventories, net	256,151	203,486
Prepaid expenses and other current assets	13,538	13,214
Deferred income taxes	25,712	27,982

Total current assets	566,077	513,091
Property, plant, and equipment, net	83,677	86,229
Tradenames	305,733	305,733
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	3,031	3,598
Licensing agreements, net	3,432	5,260
Other assets	293	576

Total assets	$1,098,813	$1,051,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	109,944	79,011
Other current liabilities	42,509	57,613

Total current liabilities	155,956	140,127
Long-term debt	332,772	334,523
Deferred income taxes	106,361	108,989
Other long-term liabilities	43,082	40,822

Total liabilities	638,171	624,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 4, 2009 and January 3, 2009	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,784,758 and 56,352,111 shares issued and outstanding at July 4, 2009 and January 3, 2009, respectively	568	563
Additional paid-in capital	217,707	211,767
Accumulated other comprehensive loss	(6,914)	(7,318)
Retained earnings	249,281	221,584

Total stockholders’ equity	460,642	426,596

Total liabilities and stockholders’ equity	$1,098,813	$1,051,057

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$317,909	$301,675	$674,696	$631,647
Cost of goods sold	201,619	202,094	431,059	427,151

Gross profit	116,290	99,581	243,637	204,496
Selling, general, and administrative expenses	99,843	92,207	198,973	184,483
Workforce reduction and facility write-down and closure costs (Note 10)	2,980	--	11,400	--
Executive retirement charges (Note 13)	--	5,325	--	5,325
Royalty income	(7,472)	(7,203)	(16,234)	(15,117)

Operating income	20,939	9,252	49,498	29,805
Interest expense, net	2,708	4,789	5,883	9,309

Income before income taxes	18,231	4,463	43,615	20,496
Provision for income taxes	6,902	1,684	15,918	6,158

Net income	$11,329	$2,779	$27,697	$14,338

Basic net income per common share (Note 11)	$0.20	$0.05	$0.49	$0.25
Diluted net income per common share (Note 11)	$0.19	$0.05	$0.47	$0.24

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the six-month periods ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$27,697	$14,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,990	14,150
Amortization of debt issuance costs	567	567
Non-cash stock-based compensation expense	3,543	5,055
Income tax benefit from exercised stock options	(1,313)	(60)
Non-cash asset impairment and facility write-down charges	3,662	--
Deferred income taxes	(401)	552
Effect of changes in operating assets and liabilities:
Accounts receivable	9,196	17,114
Inventories	(52,665)	(25,323)
Prepaid expenses and other assets	(767)	(7,120)
Accounts payable and other liabilities	20,492	4,786

Net cash provided by operating activities	27,001	24,059

Cash flows from investing activities:
Capital expenditures	(15,835)	(7,055)

Net cash used in investing activities	(15,835)	(7,055)

Cash flows from financing activities:
Payments on term loan	(1,751)	(875)
Share repurchase	--	(20,059)
Income tax benefit from exercised stock options	1,313	60
Proceeds from exercise of stock options	735	81

Net cash provided by (used in) financing activities	297	(20,793)

Net increase (decrease) in cash and cash equivalents	11,463	(3,789)
Cash and cash equivalents, beginning of period	162,349	49,012

Cash and cash equivalents, end of period	$173,812	$45,223

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 3, 2009	$563	$211,767	$(7,318)	$221,584	$426,596
Exercise of stock options (243,016 shares)	2	733	--	--	735
Income tax benefit from exercised stock options	--	1,313	--	--	1,313
Restricted stock activity	3	(3)	--	--	--
Stock-based compensation expense	--	3,197	--	--	3,197
Issuance of common stock (33,656 shares)	--	700	--	--	700
Comprehensive income (loss):
Net income	--	--	--	27,697	27,697
Derivative hedging adjustment, net of tax of $214	--	--	404	--	404
Total comprehensive income	--	--	404	27,697	28,101
Balance at July 4, 2009	$568	$217,707	$(6,914)	$249,281	$460,642

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc., and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh, OshKosh B’Gosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 271 Carter’s and 168 OshKosh retail stores that market our branded merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of July 4, 2009, the results of our operations for the three and six-month periods ended July 4, 2009 and June 28, 2008, cash flows for the six-month periods ended July 4, 2009 and June 28, 2008 and changes in stockholders’ equity for the six-month period ended July 4, 2009.  Operating results for the three and six-month periods ended July 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  Our accompanying condensed consolidated balance sheet as of January 3, 2009 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2009 are as of July 4, 2009.  The second quarter and first half of fiscal 2008 ended on June 28, 2008.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

Subsequent events were evaluated through July 30, 2009, the date these financials were available to be issued.

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

Cost in excess of fair value of net assets acquired as of July 4, 2009, represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 over the fair value of the net assets acquired.  The Carter’s cost in excess of fair value of net assets acquired is not deductible for tax purposes.

The Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS: (Continued)

 The Company’s intangible assets were as follows:

		July 4, 2009			January 3, 2009
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$15,668	$3,432	$19,100	$13,840	$5,260
Leasehold interests	4.1 years	$1,833	$1,815	$18	$1,833	$1,599	$234

Amortization expense for intangible assets was approximately $1.0 million for the three-month periods ended July 4, 2009 and June 28, 2008.  Amortization expense for intangible assets was approximately $2.0 million and $2.1 million for the six-month periods ended July 4, 2009 and June 28, 2008.  Amortization expense for the remainder of fiscal 2009 and fiscal 2010 for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

(dollars in thousands)
Fiscal Year	Estimated amortization Expense

2009 (period from July 5 through January 2, 2010)	$1,673
2010	1,777

Total	$3,450

NOTE 4 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  During the first quarter of fiscal 2009, the Internal Revenue Service completed an income tax audit for fiscal 2006, and began an audit of fiscal 2007.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2005.

During the first half of fiscal 2009, we recognized approximately $1.0 million in tax benefits due to the completion of the Internal Revenue Service audit for fiscal 2006.  During the first half of fiscal 2008, we recognized approximately $1.6 million in tax benefits due to the completion of an Internal Revenue Service audit for fiscal 2004 and 2005.

As of July 4, 2009, the Company had gross unrecognized tax benefits of approximately $7.1 million.  Substantially all of the Company’s reserve for unrecognized tax benefits as of July 4, 2009, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 4 – INCOME TAXES:  (Continued)

Included in the reserves for unrecognized tax benefits are approximately $0.5 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2009.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2009 and the effective tax rate in the quarter in which the benefits are recognized.  While the Internal Revenue Service has begun its audit of the Company’s income tax return for fiscal 2007, the audit has not proceeded to a point where the Company can reasonably determine the outcome or completion date.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $0.6 million of interest accrued as of July 4, 2009.

NOTE 5 – FINANCIAL INSTRUMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at July 4, 2009, as required by SFAS 157:

(dollars in millions)	Level 1	Level 2	Level 3

Assets
Investments	$--	$130.0	$--
Assets held for sale	$--	$2.8	$--

Liabilities
Interest rate hedge agreements	$--	$2.0	$--

At July 4, 2009, we had approximately $130.0 million invested in two Dreyfus Cash Management Funds, which are included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheet.  These funds consisted of the Dreyfus Treasury Prime Cash Management fund ($87.9 million), which invests only in U.S. Treasury Bills or U.S. Treasury Notes, and the Dreyfus Tax Exempt Cash Management fund ($42.1 million), which invests in short-term, high quality municipal obligations that provide income exempt from federal taxes.

At July 4, 2009, the carrying value of the Company’s White House, Tennessee distribution facility held for sale was estimated to be $2.8 million.  As discussed in more detail in Note 10, during the second quarter of fiscal 2009, the Company wrote down the carrying value of this property by approximately $0.7 million to reflect the decrease in the fair market value as evidenced by recent negotiations to sell the property.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility.  As of July 4, 2009, approximately $147.1 million of our $336.3 million of outstanding debt was hedged under interest rate swap agreements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 5 – FINANCIAL INSTRUMENTS:   (Continued)

On September 22, 2005, we entered into an interest rate swap agreement to receive floating interest and pay fixed interest.  This interest rate swap agreement is designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt.  The interest rate swap agreement matures on July 30, 2010.  As of July 4, 2009, approximately $47.1 million of our outstanding term loan debt was hedged under this interest rate swap agreement.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate term loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.

On January 30, 2009, we entered into two interest rate swap agreements in order to limit our exposure to higher interest rates.  Each interest rate swap agreement covers $50.0 million of our variable rate term loan debt, to receive floating interest and pay fixed interest.  We continue to be in compliance with the 25% hedging requirement under our senior credit facility.  These interest rate swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate term loan debt and each mature in January 2010.

Our interest rate swap agreements are traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheet as of July 4, 2009 was as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate hedge agreements	Prepaid expenses and other current assets	--	Other current liabilities	$2.0

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements were as follows:

	For the three-month period ended July 4, 2009		For the six-month period ended July 4, 2009
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense (2)

Interest rate hedge agreements	$ 144	$ --	$ (3)	$ (407)

(1) Amount recognized in accumulated other comprehensive (loss) income, net of tax of $85,000 and net of tax benefit of $2,000 for the three and six-month periods ended July 4, 2009, respectively.
(2) Settlement of interest rate collar agreement, net of tax of $216,000.

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost – benefits attributed to service during the period	$23	$26	$46	$53
Interest cost on accumulated post-retirement benefit obligation	113	132	226	263
Amortization net actuarial gain	(7)	--	(14)	--
Total net periodic post-retirement benefit cost	$129	$158	$258	$316

The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Interest cost on accumulated pension benefit obligation	$13	$13	$26	$26

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension benefit associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Interest cost on accumulated pension benefit obligation	$568	$562	$1,135	$1,124
Expected return on assets	(650)	(944)	(1,300)	(1,887)
Amortization of actuarial loss (gain)	102	(19)	205	(38)
Total net periodic pension expense (benefit)	$20	$(401)	$40	$(801)

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

During the first half of fiscal 2009, the Company did not repurchase any shares of its common stock.  During the second quarter and first half of fiscal 2008, the Company repurchased and retired approximately 645,727 and 1,320,085 shares of its common stock at an average price of $15.55 and $15.20 per share, respectively.  Since inception of the program and through July 4, 2009, the Company repurchased and retired approximately 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

During the second quarter and first half of fiscal 2009, the Company issued 33,656 shares of common stock at a fair market value of $20.80 to its non-management board members.  In connection with this issuance, we recognized approximately $700,000 in stock-based compensation expense.  During the second quarter and first half of fiscal 2008, the Company issued 43,386 shares of common stock at a fair market value of $14.48 to its non-management board members.  In connection with this issuance, we recognized approximately $630,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

NOTE 8 – STOCK-BASED COMPENSATION:

We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.”  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six-month period ended July 4, 2009.

Assumptions

Volatility	35.83%
Risk-free interest rate	2.50%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – STOCK-BASED COMPENSATION:  (Continued)

The following table summarizes our stock option and restricted stock activity during the six-month period ended July 4, 2009:

	Time-based stock options	Performance-based stock options	Retained stock options	Restricted stock

Outstanding, January 3, 2009	4,733,080	220,000	113,514	444,589

Granted	448,000	--	--	208,500
Exercised	(129,502)	--	(113,514)	--
Vested restricted stock	--	--	--	(132,256)
Forfeited	(85,600)	(20,000)	--	(52,525)
Expired	(36,000)	--	--	--

Outstanding, July 4, 2009	4,929,978	200,000	--	468,308

Exercisable, July 4, 2009	3,796,558	--	--	--

During the six-month period ended July 4, 2009, we granted 448,000 time-based stock options with a weighted-average Black-Scholes fair value of $7.61 and a weighted-average exercise price of $18.08.  In connection with these grants, we recognized approximately $250,000 in stock-based compensation expense.

During the six-month period ended July 4, 2009, we granted 208,500 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $18.08.  In connection with these grants, we recognized approximately $275,000 in stock-based compensation expense.

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

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2009 (period from July 5 through January 2, 2010)	$1,438	$1,407	$2,845
2010	2,502	2,466	4,968
2011	1,938	2,002	3,940
2012	1,059	1,180	2,239
Total	$6,937	$7,055	$13,992

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – SEGMENT INFORMATION:

We report segment information in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  We report our corporate expenses, workforce reduction, and facility write-down and closure costs separately as they are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of our reportable segments.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 4, 2009	% of Total	June 28, 2008	% of Total	July 4, 2009	% of Total	June 28, 2008	% of Total
Net sales:

Carter’s:
Wholesale	$100,088	31.5%	$94,322	31.3%	$222,985	33.0%	$212,154	33.6%
Retail	110,127	34.6%	92,656	30.7%	212,057	31.4%	179,058	28.4%
Mass Channel	44,216	13.9%	51,054	16.9%	102,961	15.3%	113,978	18.0%
Carter’s net sales	254,431	80.0%	238,032	78.9%	538,003	79.7%	505,190	80.0%

OshKosh:
Retail	52,160	16.4%	49,883	16.5%	103,988	15.4%	94,248	14.9%
Wholesale	11,318	3.6%	13,760	4.6%	32,705	4.9%	32,209	5.1%
OshKosh net sales	63,478	20.0%	63,643	21.1%	136,693	20.3%	126,457	20.0%

Total net sales	$317,909	100.0%	$301,675	100.0%	$674,696	100.0%	$631,647	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$12,352	12.3%	$12,663	13.4%	$36,531	16.4%	$34,222	16.1%
Retail	16,575	15.1%	10,358	11.2%	33,163	15.6%	21,800	12.2%
Mass Channel	8,639	19.5%	7,123	14.0%	16,674	16.2%	13,865	12.2%

Carter’s operating income	37,566	14.8%	30,144	12.7%	86,368	16.1%	69,887	13.8%

OshKosh:
Retail	786	1.5%	(2,646)	(5.3%)	455	0.4%	(9,379)	(10.0%)
Wholesale	(2,318)	(20.5%)	(4,312)	(31.3%)	(2,274)	(7.0%)	(6,836)	(21.2%)
Mass Channel (a)	438	--	628	--	1,144	--	1,159	--

OshKosh operating loss	(1,094)	(1.7%)	(6,330)	(9.9%)	(675)	(0.5%)	(15,056)	(11.9%)

Segment operating income	36,472	11.5%	23,814	7.9%	85,693	12.7%	54,831	8.7%

Corporate expenses (b)	(11,910)	(3.7%)	(9,237)	(3.1%)	(23,830)	(3.5%)	(19,701)	(3.1%)
Workforce reduction and facility write-down and closure costs (c)	(3,623)	(1.0%)	--	--	(12,365)	(1.7%)	--	--
Executive retirement charges (d)	--	--	(5,325)	(1.7%)	--	--	(5,325)	(0.9%)

Net corporate expenses	(15,533)	(4.9%)	(14,562)	(4.8%)	(36,195)	(5.4%)	(25,026)	(4.0%)

Total operating income	$20,939	6.6%	$9,252	3.1%	$49,498	7.3%	$29,805	4.7%

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)
Corporate expenses generally include expenses related to executive management, finance, stock-based compensation, building occupancy, information technology, certain legal fees, severance and relocation, incentive compensation, consulting, and audit fees.

(c)
Includes closure costs associated with our Barnesville, Georgia distribution facility including severance, asset impairment charges, other closure costs, and accelerated depreciation, asset impairment charges related to our Oshkosh, Wisconsin facility, write-down of our White House, Tennessee facility held for sale, and severance and other benefits related to the corporate workforce reduction (see Note 10).

(d)	Charges associated with an executive officer’s retirement (see Note 13).

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:

Corporate Workforce Reduction

On April 21, 2009, the Company announced to affected employees a plan to reduce its corporate workforce (defined as excluding retail district managers, hourly retail store employees, and distribution center employees).  Approximately 150 employees were affected under the plan.  The plan includes consolidating the majority of our operations performed in our Oshkosh, Wisconsin office into other Company locations.  This consolidation will likely result in the addition of resources in our other locations.

As a result of this corporate workforce reduction, we recorded severance charges and other one-time benefits to eligible employees of $2.2 million in the second quarter of fiscal 2009.  During the first half of fiscal 2009, we recorded charges of $7.3 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin office.  The majority of the severance payments will be paid through the end of the year.

The following table summarizes restructuring reserves related to the corporate workforce reduction which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other one-time benefits

Balance at April 4, 2009	$3,300
Provision	2,200
Payments	(900)
Balance at July 4, 2009	$4,600

Barnesville Distribution Facility Closure

On April 2, 2009, the Company announced to affected employees a plan to close its Barnesville, Georgia distribution center.  Approximately 210 employees were affected by this closure.  Operations at the Barnesville facility ceased on June 1, 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” under a held and used model, it was determined that the distribution facility assets became impaired during March 2009, when it became “more likely than not” that the expected life of the Barnesville, Georgia distribution facility would be significantly shortened.  Accordingly, we wrote down the assets to their estimated recoverable fair value in March 2009.  The adjusted asset values will be subject to accelerated depreciation over their remaining estimated useful life.

In conjunction with the plan to close the Barnesville, Georgia distribution center, the Company recorded accelerated depreciation charges (included in selling, general, and administrative expenses) of approximately $0.7 million in the second quarter of fiscal 2009 and charges of $4.3 million during the first half of fiscal 2009, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS: (Continued)

  The following table summarizes restructuring reserves related to the closure of the Barnesville, Georgia distribution center which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total

Balance at April 4, 2009	$1,700	$500	$2,200
Provision	--	--	--
Payments	(700)	--	(700)
Balance at July 4, 2009	$1,000	$500	$1,500

White House Distribution Facility

During the second quarter of fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility held for sale by approximately $0.7 million to reflect the decrease in the fair market value as evidenced by recent negotiations to sell the facility.  The carrying value of the facility as of July 4, 2009 is $2.8 million (classified as an asset held for sale within prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet) to reflect the new anticipated selling price less costs to sell.

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

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,220,522	56,156,795	56,089,674	56,685,914
Dilutive effect of unvested restricted stock	122,781	67,533	116,583	72,352
Dilutive effect of stock options	1,787,646	1,939,377	1,727,956	1,983,387
Diluted number of common and common equivalent shares outstanding	58,130,949	58,163,705	57,934,213	58,741,653

Basic net income per common share:
Net income	$11,329,000	$2,779,000	$27,697,000	$14,338,000
Income allocated to participating securities	(93,589)	(17,376)	(229,335)	(88,819)
Net income available to common shareholders	$11,235,411	$2,761,624	$27,467,665	$14,249,181

Basic net income per common share	$0.20	$0.05	$0.49	$0.25

Diluted net income per common share:
Net income	$11,329,000	$2,779,000	$27,697,000	$14,338,000
Income allocated to participating securities	(90,728)	(16,800)	(222,536)	(85,834)
Net income available to common shareholders	$11,238,272	$2,762,200	$27,474,464	$14,252,166

Diluted net income per common share	$0.19	$0.05	$0.47	$0.24

For the three and six-month periods ended July 4, 2009, anti-dilutive shares of 1,166,050 and 1,290,050, respectively, and performance-based stock options of 200,000, were excluded from the computations of diluted earnings per share.  For the three and six-month periods ended June 28, 2008, anti-dilutive shares of 1,052,135 and 991,385, respectively, and performance-based stock options of 620,000 were excluded from the computations of diluted earnings per share.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company has adopted FSP 157-2 effective January 4, 2009 and has included the required disclosures in Note 5.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS:  (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures were required for the Company beginning with the first quarter of fiscal 2009 consolidated financial statements.  The Company has adopted the provisions of this statement effective April 4, 2009 and has included the required disclosures within Note 5.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior period earnings per share data presented shall be adjusted retrospectively.  The Company has adopted the provisions of this standard effective January 4, 2009 and has included the required disclosures in Note 11.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the provisions of this FSP effective July 4, 2009 and has included the required disclosures in Note 5.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009.  The Company has adopted the provisions of this statement effective July 4, 2009 and has included the required disclosures in Note 2.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative under GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will amend our disclosures accordingly beginning with our Quarterly Report on Form 10-Q for the three and nine-month periods ending October 3, 2009.

NOTE 13 – EXECUTIVE RETIREMENT CHARGES:

On June 11, 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the second quarter and first half of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2009 reflect our financial position as of July 4, 2009.  The second quarter and first half of fiscal 2008 ended on June 28, 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Wholesale sales:
Carter’s	31.5%	31.3%	33.0%	33.6%
OshKosh	3.6	4.6	4.9	5.1
Total wholesale sales	35.1	35.9	37.9	38.7

Retail store sales:
Carter’s	34.6	30.7	31.4	28.4
OshKosh	16.4	16.5	15.4	14.9
Total retail store sales	51.0	47.2	46.8	43.3

Mass channel sales	13.9	16.9	15.3	18.0

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	63.4	67.0	63.9	67.6

Gross profit	36.6	33.0	36.1	32.4
Selling, general, and administrative expenses	31.4	30.6	29.5	29.2
Workforce reduction and facility write-down and closure costs	1.0	--	1.7	--
Executive retirement charges	--	1.7	--	0.9
Royalty income	(2.4)	(2.4)	(2.4)	(2.4)

Operating income	6.6	3.1	7.3	4.7
Interest expense, net	0.9	1.6	0.8	1.5

Income before income taxes	5.7	1.5	6.5	3.2
Provision for income taxes	2.1	0.6	2.4	0.9

Net income	3.6%	0.9%	4.1%	2.3%

Number of retail stores at end of period:
Carter’s	271	231	271	231
OshKosh	168	163	168	163
Total	439	394	439	394

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

Three and six-month periods ended July 4, 2009 compared to the three and six-month periods ended June 28, 2008

CONSOLIDATED NET SALES

In the second quarter of fiscal 2009, consolidated net sales increased $16.2 million, or 5.4%, to $317.9 million and reflect growth in our Carter’s brand wholesale and retail store segments and our OshKosh brand retail store segment.  In the first half of fiscal 2009, consolidated net sales increased $43.0 million, or 6.8%, to $674.7 million and reflect growth in our Carter’s and OshKosh brand wholesale and retail store segments.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 4, 2009	% of Total	June 28, 2008	% of Total	July 4, 2009	% of Total	June 28, 2008	% of Total

Net sales:
Wholesale-Carter’s	$100,088	31.5%	$94,322	31.3%	$222,985	33.0%	$212,154	33.6%
Wholesale-OshKosh	11,318	3.6%	13,760	4.6%	32,705	4.9%	32,209	5.1%
Retail-Carter’s	110,127	34.6%	92,656	30.7%	212,057	31.4%	179,058	28.4%
Retail-OshKosh	52,160	16.4%	49,883	16.5%	103,988	15.4%	94,248	14.9%
Mass Channel-Carter’s	44,216	13.9%	51,054	16.9%	102,961	15.3%	113,978	18.0%
Total net sales	$317,909	100.0%	$301,675	100.0%	$674,696	100.0%	$631,647	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $5.8 million, or 6.1%, in the second quarter of fiscal 2009 to $100.1 million.  The increase in Carter’s brand wholesale sales was driven by an 11% increase in units shipped, partially offset by a 4% decrease in average price per unit, as compared to the second quarter of fiscal 2008.

Carter’s brand wholesale sales increased $10.8 million, or 5.1%, in the first half of fiscal 2009 to $223.0 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in units shipped and a 1% increase in average price per unit, as compared to the first half of fiscal 2008.

The increase in units shipped during the second quarter and first half of fiscal 2009 was primarily driven by increased off-price sales and strong over-the-counter performance at our wholesale customers.  The decrease in average price per unit during the second quarter of fiscal 2009 reflects a higher mix of off-price sales which generally carry lower selling prices and higher provisions for markdown support.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $2.4 million, or 17.7%, in the second quarter of fiscal 2009 to $11.3 million and reflects a 30% decrease in units shipped partially offset by an 18% increase in average price per unit as compared to the second quarter of fiscal 2008.

OshKosh brand wholesale sales increased $0.5 million, or 1.5%, in the first half of fiscal 2009 to $32.7 million and reflects a 12% increase in average price per unit partially offset by a 9% decrease in units shipped as compared to the first half of fiscal 2008.

The decrease in units shipped during the second quarter and first half of fiscal 2009 relate primarily to a reduction in off-price shipments.  The increase in average price per unit during the second quarter and first half of fiscal 2009 reflect reduced levels of off-price shipments and lower levels of customer support.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MASS CHANNEL SALES

Mass channel sales decreased $6.8 million, or 13.4%, in the second quarter of fiscal 2009 to $44.2 million.  The decrease was due to an $8.6 million, or 28.9%, decrease in sales of our Child of Mine brand to Walmart, partially offset by a $1.8 million, or 8.5%, increase in sales of our Just One Year brand to Target.  The decrease in Child of Mine brand sales resulted from a reduction in floor space.  The increase in Just One Year brand sales was driven largely by improved product performance and timing of product launches as compared to similar launches last year.

Mass channel sales decreased $11.0 million, or 9.7%, in the first half of fiscal 2009 to $103.0 million.  The decrease was due to an $11.7 million, or 17.9%, decrease in sales of our Child of Mine brand to Walmart, partially offset by a $0.6 million, or 1.3%, increase in sales of our Just One Year brand to Target.  The decrease in Child of Mine brand sales resulted primarily from a reduction in floor space.  The increase in sales of our Just One Year brand was due to improved product performance and new door growth.  We anticipate our mass channel sales could decline approximately 10% in fiscal 2009 as compared to fiscal 2008, primarily due to lower sales of our Child of Mine brand due to strategic assortment changes made be Walmart.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $17.5 million, or 18.9%, in the second quarter of fiscal 2009 to $110.1 million.  The increase was driven by incremental sales of $10.9 million generated by new store openings and a comparable store sales increase of 8.1%, or $6.3 million.  On a comparable store basis, transactions increased 8.0%, units per transaction increased 3.3%, and average prices decreased 3.1% as compared to the second quarter of fiscal 2008.

Carter’s retail store sales increased $33.0 million, or 18.4%, in the first half of fiscal 2009 to $212.1 million.  The increase was driven by incremental sales of $19.2 million generated by new store openings and a comparable store sales increase of 6.7%, or $13.7 million.  On a comparable store basis, transactions increased 5.3%, units per transaction increased 1.6%, and average prices decreased 0.3% as compared to the first half of fiscal 2008.

We attribute the increases in transactions during the second quarter and first half of fiscal 2009 to strong product performance in all product categories, changes in our merchandising strategies including a higher mix of opening price point items (high-volume, entry level basic products), a better assortment of in-season merchandise on the floor, in-store product presentation, and merchandising and marketing efforts.  The decrease in average prices during the second quarter and first half of fiscal 2009 were due to our new opening price point strategy.

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

There were a total of 271 Carter’s retail stores as of July 4, 2009.  During the second quarter of fiscal 2009, we opened 11 Carter’s retail stores.  During the first half of fiscal 2009, we opened 18 Carter’s retail stores.  In total, we plan to open 25 Carter's retail stores and close one Carter’s retail store during fiscal 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $2.3 million, or 4.6%, in the second quarter of fiscal 2009 to $52.2 million.  The increase reflects a comparable store sales increase of 2.6%, or $1.1 million, and incremental sales of $1.1 million generated by new store openings, partially offset by the impact of store closings of $0.2 million.  On a comparable store basis, transactions increased 7.2% and average prices decreased 2.5%.  We attribute the increase in transactions to strong product performance, our new opening price point strategy, and a better assortment of in-season merchandise on the floor.  The decrease in average prices is attributable to our new opening price point strategy.

OshKosh retail store sales increased $9.7 million, or 10.3%, in the first half of fiscal 2009 to $104.0 million.  The increase reflects a comparable store sales increase of 6.7%, or $7.9 million, and incremental sales of $2.0 million generated by new store openings, partially offset by the impact of store closings of $0.3 million.  On a comparable store basis, transactions increased 6.2% and average prices increased 3.2%.  We attribute the increase in transactions to strong product performance, our new opening price point strategy, and improved in-store product presentation.  The increase in average prices was driven by more significant prior year markdowns to clear excess goods in the first quarter of fiscal 2008.

There were a total of 168 OshKosh retail stores as of July 4, 2009.  During the second quarter and first half of fiscal 2009, we opened three OshKosh retail stores.  We plan to open six OshKosh retail stores and close one OshKosh retail store during fiscal 2009.

GROSS PROFIT

Gross profit increased $16.7 million, or 16.8%, to $116.3 million in the second quarter of fiscal 2009.  Gross profit as a percentage of net sales was 36.6% in the second quarter of fiscal 2009 as compared to 33.0% in the second quarter of fiscal 2008.  Our gross profit increased $39.1 million, or 19.1%, to $243.6 million in the first half of fiscal 2009.  Gross profit as a percentage of net sales was 36.1% in the first half of fiscal 2009 as compared to 32.4% in the first half of fiscal 2008.

These increases in gross profit as a percentage of net sales reflect:

(i)	a greater mix of consolidated retail sales which, on average, have a higher gross margin than sales in our wholesale and mass channel segments;

(ii)	lower levels of excess inventory charges related to strong demand from off-price accounts, more favorable loss rates, and improved inventory management; and

(iii)	growth in OshKosh wholesale gross margin due to lower levels of customer support.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2009 increased $7.6 million, or 8.3%, to $99.8 million.  As a percentage of net sales, selling, general, and administrative expenses in the second quarter of fiscal 2009 were 31.4% as compared to 30.6% in the second quarter of fiscal 2008.  Selling, general, and administrative expenses in the first half of fiscal 2009 increased $14.5 million, or 7.9%, to $199.0 million.  As a percentage of net sales, selling, general, and administrative expenses in the first half of fiscal 2009 were 29.5% as compared to 29.2% in the first half of fiscal 2008.

These increases in selling, general, and administrative expenses as a percentage of net sales reflect:

(i)	higher retail store expenses as a percentage of consolidated net sales related to new store openings; and

(ii)	higher provisions for incentive compensation.

Partially offsetting these increases were:

(i)	lower levels of bad debt expense; and

(ii)	reducing discretionary spending and increased overall focus on our corporate cost structure.

WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS

      As a result of the corporate workforce reduction, we recorded severance charges and other one-time benefits to eligible employees of $2.2 million in the second quarter of fiscal 2009.  During the first half of fiscal 2009, we recorded charges of $7.3 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin corporate office.  The majority of the severance payments will be paid through the end of the year.

In conjunction with the plan to close the Barnesville, Georgia distribution center, the Company recorded accelerated depreciation charges (included in selling, general, and administrative expenses) of approximately $0.7 million in the second quarter of fiscal 2009 and charges of $4.3 million during the first half of fiscal 2009, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

During the second quarter of fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility held for sale by approximately $0.7 million to reflect the decrease in the fair market value as evidenced by recent negotiations to sell the facility.  The carrying value of the facility as of July 4, 2009 is $2.8 million (classified as an asset held for sale within prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet) to reflect the new anticipated selling price less costs to sell.

EXECUTIVE RETIREMENT CHARGES

In the second quarter of fiscal 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the second quarter of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh B’Gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the second quarter of fiscal 2009 was approximately $7.5 million (including $1.9 million of international royalty income), an increase of 3.7%, or $0.3 million, as compared to the second quarter of fiscal 2008.  This increase was driven by increased sales by our international licensees and Carter’s brand domestic licensees.

Royalty income from these brands in the first half of fiscal 2009 was approximately $16.2 million (including $4.0 million of international royalty income), an increase of 7.4%, or $1.1 million, as compared to the first half of fiscal 2008.  This increase was driven by increased sales by our international licensees and Carter’s brand domestic licensees.

OPERATING INCOME

Operating income increased $11.7 million to $20.9 million in the second quarter of fiscal 2009.  Our operating income increased $19.7 million, or 66.1% to $49.5 million in the first half of fiscal 2009.  These increases in operating income were due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the second quarter of fiscal 2009 decreased $2.1 million, or 43.5%, to $2.7 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the second quarter of fiscal 2009 were $336.9 million at an effective interest rate of 3.31% as compared to weighted-average borrowings in the second quarter of fiscal 2008 of $340.7 million at an effective interest rate of 6.21%.  In the second quarter of fiscal 2009, we recorded $0.5 million in interest expense related to our interest rate swap agreements.  In the second quarter of fiscal 2008, we recorded $0.5 million in interest expense related to our interest rate swap agreement and $0.5 million in interest expense related to our interest rate collar agreement.

Interest expense in the first half of fiscal 2009 decreased $3.4 million, or 36.8%, to $5.9 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the first half of fiscal 2009 were $337.3 million at an effective interest rate of 3.59% as compared to weighted-average borrowings in the first half of fiscal 2008 of $341.1 million at an effective interest rate of 6.01%.  In the first half of fiscal 2009, we recorded $0.9 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.  In the first half of fiscal 2008, we recorded $0.6 million in interest expense related to our interest rate swap agreement and $0.5 million in interest expense related to our interest rate collar agreement.

INCOME TAXES

Our effective tax rate was 37.9% for the second quarter of fiscal 2009 and 37.7% for the second quarter of fiscal 2008.

Our effective tax rate was 36.5% for the first half of fiscal 2009 and 30.0% in the first half of fiscal 2008.  This change was a result of the reversal of $1.6 million of reserves for certain tax exposures following the completion of an Internal Revenue Service examination for fiscal 2004 and 2005 in the first half of fiscal 2008 as compared to the reversal of $1.0 million related to the completion of an Internal Revenue Service examination for fiscal 2006 in the first half of fiscal 2009.

NET INCOME

As a result of the factors described above, our net income for the second quarter of fiscal 2009 increased $8.6 million to $11.3 million as compared to $2.8 million in the second quarter of fiscal 2008.  Our net income for the first half of fiscal 2009 increased $13.4 million to $27.7 million as compared to $14.3 million for the first half of fiscal 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolver, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by events described in our risk factors, as further discussed in Item 1A of this Form 10-Q.

Net accounts receivable at July 4, 2009 were $96.9 million compared to $102.6 million at June 28, 2008 and $106.1 million at January 3, 2009.  The decrease as compared to June 28, 2008 primarily reflects lower levels of mass channel sales.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 4, 2009 is not comparable to the net accounts receivable balance at January 3, 2009.

Net inventories at July 4, 2009 were $256.2 million compared to $250.8 million at June 28, 2008 and $203.5 million at January 3, 2009.  The increase of $5.3 million, or 2.1%, as compared to June 28, 2008 is due to an increase in our retail store base and the timing of wholesale shipments, partially offset by net working capital needs.  Due to the seasonal nature of our operations, net inventories at July 4, 2009 are not comparable to net inventories at January 3, 2009.

Net cash provided by operating activities for the first half of fiscal 2009 was $27.0 million compared to $24.1 million in the first half of fiscal 2008.  The increase in operating cash flow primarily reflects the growth in earnings partially offset by increased levels of inventory.

We invested $15.8 million in capital expenditures during the first half of fiscal 2009 compared to $7.1 million during the first half of fiscal 2008.  We plan to invest approximately $40 million in capital expenditures during fiscal 2009, primarily for retail store openings and remodelings (including retail store fixtures), fixtures for our wholesale customers, investments in our supply chain, and investments in information technology.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  During the first half of fiscal 2009, the Company did not repurchase any of its common stock.  Since inception of the program and through July 4, 2009, the Company repurchased and retired 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

At July 4, 2009, we had approximately $336.3 million in term loan borrowings and no borrowings outstanding under our revolver (together with the term loan, our “Senior Credit Facility”), exclusive of approximately $8.6 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012, with the remaining balance of $325.8 million due on July 14, 2012.  Weighted-average borrowings in the first half of fiscal 2009 were $337.3 million at an effective interest rate of 3.59% as compared to weighted-average borrowings in the first half of fiscal 2008 of $341.1 million at an effective interest rate of 6.01%.

The Senior Credit Facility contains and defines financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and a fixed charge coverage ratio.  As of July 4, 2009, the Company is in compliance with all debt covenants.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2008 or 2007.  Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Senior Credit Facility requires us to hedge at least 25% of our debt under this facility using interest rate swaps or other similar instruments.  As of July 4, 2009, $147.1 million, or 44%, of our Senior Credit Facility borrowings were subject to interest rate swap agreements.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of July 4, 2009, our outstanding debt aggregated approximately $336.3 million, of which $189.2 million, or 56%, was subject to variable interest rates.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.9 million, exclusive of variable rate debt subject to our swap agreements, and could have an adverse effect on our earnings and cash flow.

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our revolver, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount, if any, outstanding under our revolver on or before July 14, 2011 and amounts outstanding under our term loan on or before July 14, 2012.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.8 million and $1.6 million in the second quarter and first half of fiscal 2009 and $0.2 million and $0.9 million in the second quarter and first half of fiscal 2008 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:   We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:   As of July 4, 2009, we had approximately $136.6 million in Carter’s cost in excess of fair value of net assets acquired and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001, using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The tradenames were determined to have indefinite lives.

The carrying values of these assets are subject to annual impairment reviews in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company has adopted FSP 157-2 effective January 4, 2009 and has included the required disclosures within Note 5 to the accompanying unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures were required for the Company beginning with the first quarter of fiscal 2009 consolidated financial statements.  The Company has adopted the provisions of this statement effective April 4, 2009 and has included the required disclosures within Note 5 to the accompanying unaudited condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior period earnings per share data presented shall be adjusted retrospectively.  The Company has adopted the provisions of this standard effective January 4, 2009 and has included the required disclosures in Note 11 to the accompanying unaudited condensed consolidated financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the provisions of this FSP effective July 4, 2009 and has included the required disclosures in Note 5 to the accompanying unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009.  The Company has adopted the provisions of this statement effective July 4, 2009 has included the required disclosures within Note 2 to the accompanying unaudited condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative under GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will amend our disclosures accordingly beginning with our Quarterly Report on Form 10-Q for the three and nine-month periods ending October 3, 2009.

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

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of July 4, 2009, our outstanding debt aggregated approximately $336.3 million, of which $189.2 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.9 million, exclusive of variable rate debt subject to our interest rate swap agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia.  The Amended Complaint filed on May 12, 2009 in that lawsuit asserts claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleges that between February 1, 2006 and July 24, 2007, the Company made misrepresentations regarding the successful integration of OshKosh into the Company's business, and that the share price of the Company's stock later fell when the market learned that the integration had not been as successful as represented.  Plaintiff Plymouth County Retirement System filed an unopposed motion to be appointed lead counsel on November 18, 2008, and that motion was granted on March 13, 2009.  Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009.  The parties are in the process of briefing the Defendants' motion to dismiss.  The Company intends to vigorously defend this claim.

A class action lawsuit was filed on September 29, 2008 in United States District Court for the Northern District of Illinois against the Company claiming breach of contract arising from certain advertising and pricing practices with respect to Carter's brand products purchased by consumers at Carter's retail stores nationally.  The complaint seeks damages and injunctive relief.  Plaintiff has since filed an amended complaint, alleging breach of contract on behalf of a nationwide class and Illinois Consumer Fraud Act claims on behalf of Illinois consumers.  On February 3, 2009 the same plaintiff's attorney filed a second, nearly identical action against the Company in the same court but in the name of a different plaintiff.  The parties filed an agreed upon motion to consolidate this second action with the first case and to stay the need for response in the second case until after the court had ruled upon a pending motion to dismiss the first case.  On April 15, 2009, the Amended Complaint in the first case was dismissed for failure to state a claim for breach of contract and for failure to adequately allege damages.  The Company subsequently filed a motion to dismiss the second case on the same grounds, which the Court granted on April 29, 2009.  The plaintiffs filed a notice of appeal in each action on May 1, 2009.  The appeals have been consolidated and are pending.

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

In the second quarter and first half of fiscal 2009, we derived approximately 37% and 39% of our consolidated net sales from our top eight customers, including mass channel customers.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

On July 4, 2009, we had total debt of approximately $336.3 million.

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

As of July 4, 2009, the Company had Carter’s cost in excess of fair value of net assets acquired of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its unaudited condensed consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its Annual Meeting of Shareholders on May 14, 2009 (the “Annual Meeting”) for which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  The following matters were voted on by the Company’s stockholders:

Paul Fulton, John R. Welch, and Thomas E. Whiddon were elected as Class III directors to each serve for a three-year term.  The following is a schedule of the votes cast:

Nominee	Total votes for	Total votes withheld
Paul Fulton	32,662,671	18,186,204
John R. Welch	32,715,873	18,133,002
Thomas E. Whiddon	48,149,436	2,699,439

The directors continuing to serve after the Annual Meeting were:  Class I directors – William J. Montgoris and David Pulver, Class II directors - Bradley M. Bloom, Michael D. Casey, and A. Bruce Cleverly, and Class III directors - Paul Fulton, John R. Welch, and Thomas E. Whiddon.

The holders of Carter’s, Inc.’s common stock duly approved the Company’s Amended and Restated 2003 Equity Incentive Plan.  A total of 36,619,271 votes were cast in favor, 10,981,887 votes were cast against, 8,944 votes were abstentions, and 3,238,773 votes were broker non-votes.

The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was ratified.

Total votes for	Total votes against	Total votes abstained
50,760,941	63,417	24,516

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

CARTER’S, INC.

Date: July 30, 2009	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2009	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)