Form 10-K/A
period 2009-01-03
CARTERS INC
filed 2010-01-15
CIK 1060822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement filed with the Securities and Exchange Commission on April 6, 2009 pursuant to Regulation 14A relating to the Annual Meeting of Stockholders of Carter’s, Inc., held on May 14, 2009, are incorporated by reference in Part III of this Form 10-K/A.

CARTER’S, INC.
FORM 10-K/A
EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or "Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (the “Original Filing”) to amend and restate our audited consolidated financial statements and related disclosures for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and for the fiscal years ended December 31, 2005 and January 1, 2005, as included in Item 6 – “Restated Selected Financial Data,” as well as our selected condensed consolidated financial statements (excluding footnotes) for the quarterly periods in fiscal 2007 and fiscal 2008 included in Item 8 – “Restated Financial Statements and Supplementary Data.”  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.

Background of the Restatement

On November 10, 2009, the Company announced that its Audit Committee, with the assistance of outside counsel, had commenced a review of customer margin support provided by the Company and an investigation into undisclosed margin support commitments and related matters.  As a result of this review, the Company announced that the previously issued consolidated financial statements for the fiscal years 2004 through 2008 included in the Company’s Forms 10-K, and for the fiscal quarters from September 29, 2007 through July 4, 2009 included in the Company's Forms 10-Q, should no longer be relied upon (collectively, the "Affected Periods").

Management initially began a review of margin support arrangements with respect to a single wholesale customer (the "Initial Customer") after becoming aware of a disputed amount of margin support with the Initial Customer.  In the normal course of business, the Company provides margin support and other allowances (collectively, “accommodations”) to its wholesale customers to assist them with the costs related to inventory clearance and sales promotions.  The Company’s policy is to reflect the amounts of accommodations as reductions to revenue or, in the case of certain co-op advertising expenses, as additions to selling, general, and administrative expenses.  As a result of its review, management identified issues with respect to the timing of recognizing customer accommodations with respect to the Initial Customer.  Following management’s review, the Audit Committee engaged outside counsel to undertake the review and investigation.

The Audit Committee has completed its review and investigation, which was conducted with the assistance of outside counsel and forensic accountants engaged by outside counsel, and has concluded that the Company reported various customer accommodations in incorrect fiscal periods.  The investigation uncovered irregularities involving members of the sales organization intentionally not disclosing accommodations arrangements with customers to the Company’s finance organization and intentionally providing inaccurate documentation and explanations regarding accommodations to the finance organization.  Consequently, such arrangements were not communicated to the Company’s independent registered public accounting firm.  These accommodations arrangements were made throughout the Affected Periods by certain members of the Company’s sales organization and involved the deferral of accommodations into later fiscal periods.  The deferrals resulted in the overstatement of net sales and net income in certain of the Affected Periods and the understatement of net sales and net income in certain of the Affected Periods.  The deferrals related primarily to the Initial Customer and, to a lesser extent, other wholesale customers.

The cumulative, after-tax impact of the adjustments required to fairly state the previously issued financial statements for the Affected Periods is a 3% reduction in retained earnings in the amount of $7.5 million as of July 4, 2009.  This amount reflects the sum of adjustments to net income for fiscal 2004 through the six-month period ended July 4, 2009, which total $4.4 million, and a 2003 cumulative adjustment to retained earnings in the amount of $3.1 million.  The adjustments do not impact the Company’s reported cash flow from operations for any of the Affected Periods.

The Company has self-reported information concerning this investigation to the SEC.  The Company has also been informed that the United States Attorney’s Office is conducting an inquiry into this matter.  The Company will continue to cooperate with these inquiries.

Restatement of Other Financial Statements

With the filing of this Form 10-K/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for each of the quarterly periods ended April 4, 2009 and July 4, 2009 to restate our unaudited condensed consolidated financial statements and related financial information for those quarterly periods and the comparative fiscal 2008 periods for the effects of the restatement.  In addition, we are also concurrently filing our Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009, in which we are restating our financial information for the three and nine-month periods ended September 27, 2008.

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the restated periods should no longer be relied upon.

Internal Control Considerations

Through the investigation, management identified: (i) control deficiencies in its internal controls associated with customer accommodations processes that constitute material weaknesses, as discussed in Part II, Item 9A of this amended filing, and (ii) the need to restate prior period consolidated financial statements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Management has also determined that the Company’s disclosure controls and procedures were ineffective as of January 3, 2009.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weaknesses identified, see Part II, Item 9A included in this Amended Filing.

If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements.  Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.

    For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement.  The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Business;

•	Part I — Item 1A. Risk Factors;

•	Part II — Item 6. Restated Selected Financial Data;

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II — Item 8. Restated Financial Statements and Supplementary Data;

•	Part II — Item 9A. Controls and Procedures; and

•	Part IV — Item 15B. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining Items contained within this Amended Filing consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader.  The sections of the Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of the date of the Original Filing on the Form 10-K and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the investigation and resulting restatement of the Company’s audited consolidated financial statements and retrospective application of Financial Accounting Standards Board Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

CARTER’S, INC.

PART I

Our market share data is based on information provided by the NPD Group, Inc.  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K/A are expressed as a percentage of total retail sales of a market.  NPD has restated historical data, therefore, the market data reported prior to 2008 is not directly comparable to the data reported in this Annual Report on Form 10-K/A.  The baby and young children’s apparel market includes apparel products from sizes newborn to seven.

Unless the context indicates otherwise, in this filing on Form 10-K/A, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.

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

We have developed a business model that we believe has multiple platforms for growth and is focused on high volume and productivity.  Our Carter’s, OshKosh, and related sub-brands are sold to national department stores, chain and specialty stores, discount retailers, and, as of January 3, 2009, through 253 Carter’s and 165 OshKosh outlet and brand retail stores.  We believe each of our brands has its own unique positioning in the marketplace.  Our brands compete in the $24 billion children’s apparel market, for children sizes newborn to seven, with our Carter’s brand achieving the #1 branded position.  We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories.  Our distribution strategy enables us to reach a broad range of consumers through channel, price point, and region.

Since fiscal 2004, including OshKosh, we have increased consolidated net sales at a compound annual growth rate of 16.1%.  Since fiscal 2006, our first full year of sales from OshKosh, we have increased consolidated net sales at a compound annual growth rate of 5.8%.  Our pre-tax results have ranged from income of $82.1 million in fiscal 2004 to $121.9 million in fiscal 2008, with the exception of fiscal 2007 in which we had a pre-tax loss of $37.3 million.  In fiscal 2007, our pre-tax results were impacted by OshKosh related intangible asset impairment charges of $154.9 million and distribution facility closure costs of $7.4 million related to further integrating OshKosh.  In fiscal 2008, our pre-tax results were decreased by executive retirement charges of $5.3 million and a write-down of $2.6 million on our OshKosh distribution facility, which is held for sale.

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

CARTER’S PRODUCTS

Baby

Carter’s brand baby products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties.  In fiscal 2008, excluding mass channel sales, we generated $362.2 million in net sales of these products, representing 24.3% of our consolidated net sales.

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

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in size three months to size seven.  In fiscal 2008, we generated $324.4 million in net sales of these products, excluding the mass channel, or 21.7%, of our consolidated net sales.

We have focused on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications.

Sleepwear

Carter’s brand sleepwear products include pajamas, cotton long underwear, and blanket sleepers in size 12 months to size seven.  In fiscal 2008, we generated $164.3 million in net sales of these products, excluding the mass channel, or 11.0%, of our consolidated net sales.

  Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States.  As in our baby product line, we differentiate our sleepwear products by offering high-volume, core products with creative artwork and soft fabrications.

Mass Channel Products

Our mass channel product team focuses on baby, sleepwear, and playclothes products produced specifically for the mass channel.  Such products are differentiated through fabrications, artwork, and packaging.  Our Child of Mine product line, which is sold in substantially all Wal-Mart stores nationwide, includes layette, sleepwear, and playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts.  We also sell our Just One Year brand to Target, which includes baby, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and gifts.  In fiscal 2008, we generated $254.3 million in net sales of our Child of Mine and Just One Year products, or 17.0%, of our consolidated net sales.

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

CARTER’S DISTRIBUTION CHANNELS

As described above, we sell our Carter’s brand products to leading retailers throughout the United States in the wholesale and mass channels and through our own Carter’s retail outlet and brand stores.  In fiscal 2008, sales of our Carter’s brand products through the wholesale channel, including off-price sales, accounted for 32.7% of our consolidated net sales (33.6% in fiscal 2007), sales through our retail stores accounted for 28.3% of our consolidated net sales (26.1% in fiscal 2007), and sales through the mass channel accounted for 17.0% of our consolidated net sales (17.3% in fiscal 2007).

Business segment financial information for our Carter’s brand wholesale, Carter’s brand retail, and Carter’s brand mass channel segments is contained in Item 8 – “Restated Financial Statements and Supplementary Data,” Note 15 – “Segment Information (Restated)” to the accompanying restated audited consolidated financial statements.

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

OSHKOSH PRODUCTS

Playclothes

Our OshKosh brand is best known for its playclothes products.  In fiscal 2008, we generated $234.2 million in net sales of OshKosh brand playclothes products, which accounted for approximately 15.7% of our consolidated net sales.  OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and playclothes products for everyday use in sizes newborn to 12.  We plan to grow this business by continuing to reduce product complexity, expanding our core product offerings, improving product value, and leveraging our strong customer relationships and global supply chain expertise.  We believe our OshKosh brand represents a significant opportunity for us to increase our share as the $17.0 billion young children’s playclothes market, including the mass channel, is highly fragmented.

Other Products

The remainder of our OshKosh brand product offering includes baby, sleepwear, outerwear, shoes, hosiery, and accessories.  In fiscal 2008, we generated $95.0 million in net sales of these other products in our OshKosh retail stores, which accounted for 6.3% of our consolidated net sales.

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

OSHKOSH DISTRIBUTION CHANNELS

In fiscal 2008, sales of our OshKosh brand products through our OshKosh retail stores accounted for 16.7% of our consolidated net sales (16.6% in fiscal 2007) and sales through the wholesale channel, including off-price sales, accounted for 5.3% of our consolidated net sales (6.4% in fiscal 2007).

Business segment financial information for our OshKosh brand wholesale and OshKosh brand retail segments is contained in Item 8 –  “Restated Financial Statements and Supplementary Data,” Note 15 – “Segment Information (Restated)” to the accompanying restated audited consolidated financial statements.

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

AVAILABLE INFORMATION

Our Internet address is www.carters.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K/A.  There we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, proxy statements, director and officer reports on Forms 3, 4, and 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our SEC reports can be accessed through the investor relations section of our website.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.  We also make available on our website, the Carter’s Code of Business Ethics and Professional Conduct, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors.  Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

EMPLOYEES

As of January 3, 2009, we had 6,548 employees, 2,675 of whom were employed on a full-time basis and 3,873 of whom were employed on a part-time basis.  We have no unionized employees.  We have had no labor-related work stoppages and believe that our labor relations are good.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors as well as the other information contained in this Annual Report on Form 10-K/A and other filings with the SEC in evaluating our business.  The risks and uncertainties described below are not the only we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations.  If any of the following risks actually occur, our operating results may be affected.

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

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the average selling price of children’s apparel continues to decrease.  To the extent these deflationary pressures are not offset by reductions in manufacturing costs, there would be an affect on the Company’s gross margin.  Additionally, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating results.

Our business is sensitive to overall levels of consumer spending, particularly in the young children’s apparel segment.

Consumers’ demand for young children’s apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending.  Discretionary consumer spending is impacted by employment levels, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence.  Recent and further reductions in the level of discretionary spending may have a material adverse affect on the Company’s sales and results of operations.

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

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6. RESTATED SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended January 3, 2009 (fiscal 2008).

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing to amend and restate its audited consolidated financial statements and related disclosures for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and for the fiscal years ended December 31, 2005 and January 1, 2005, as included in this Item, as well as its selected condensed consolidated financial data (excluding footnotes) for the quarterly periods in fiscal 2007 and fiscal 2008 included in Item 8 – “Restated Financial Statements and Supplementary Data.”

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

The selected financial data for the five fiscal years ended January 3, 2009 were derived from our restated audited consolidated financial statements.  Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007, fiscal 2006 ended on December 30, 2006, fiscal 2005 ended on December 31, 2005, and fiscal 2004 ended on January 1, 2005.  Fiscal 2008 contained 53 weeks of financial results.  Fiscal 2007, fiscal 2006, fiscal 2005, and fiscal 2004 each contained 52 weeks of financial results.

The following table should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Restated Financial Statements and Supplementary Data."

	Fiscal Years (f)

(dollars in thousands, except per share data)	2008 (Restated)	2007 (Restated)	2006 (Restated)	2005 (Restated)	2004 (Restated)

OPERATING DATA:
Wholesale sales – Carter’s	$488,594	$471,383	$457,616	$425,468	$385,407
Wholesale sales – OshKosh	80,069	89,263	93,871	59,256	--
Retail sales – Carter’s	422,436	366,296	333,050	316,477	291,362
Retail sales – OshKosh	249,130	233,776	229,103	140,104	--
Mass Channel sales – Carter’s	254,291	243,308	220,288	178,037	145,939
Total net sales	1,494,520	1,404,026	1,333,928	1,119,342	822,708
Cost of goods sold	975,999	928,996	854,970	725,086	525,082
Gross profit	518,521	475,030	478,958	394,256	297,626
Selling, general, and administrative expenses	404,274	359,826	352,459	288,624	208,756
Intangible asset impairment (a)	--	154,886	--	--	--
Executive retirement charges (b)	5,325	--	--	--	--
Facility write-down and closure costs (c)	2,609	5,285	91	6,828	620
Royalty income	(33,685)	(30,738)	(29,164)	(20,426)	(12,362)
Operating income (loss)	139,998	(14,229)	155,572	119,230	100,612
Interest income	(1,491)	(1,386)	(1,914)	(1,322)	(335)
Loss on extinguishment of debt (d)	--	--	--	20,137	--
Interest expense	19,578	24,465	28,837	24,564	18,852
Income (loss) before income taxes	121,911	(37,308)	128,649	75,851	82,095
Provision for income taxes	44,007	38,488	47,510	29,919	32,697
Net income (loss)	$77,904	$(75,796)	$81,139	$45,932	$49,398
PER COMMON SHARE DATA:
Basic net income (loss)	$1.37	$(1.30)	$1.39	$0.80	$0.88
Diluted net income (loss)	$1.33	$(1.30)	$1.32	$0.75	$0.83

BALANCE SHEET DATA (end of period):
Working capital (e)	$359,919	$311,000	$255,191	$237,810	$182,606
Total assets	1,038,012	958,777	1,112,478	1,112,095	669,603
Total debt, including current maturities	338,026	341,529	345,032	430,032	184,502
Stockholders’ equity	413,551	366,238	484,778	382,012	324,571
CASH FLOW DATA:
Net cash provided by operating activities	$183,623	$51,987	$88,224	$137,267	$42,676
Net cash used in investing activities	(37,529)	(21,819)	(30,500)	(308,403)	(18,577)
Net cash (used in) provided by financing activities	(32,757)	(49,701)	(73,455)	222,147	(26,895)
OTHER DATA:
Gross margin	34.7%	33.8%	35.9%	35.2%	36.2%
Depreciation and amortization	$30,158	$29,919	$26,489	$21,912	$19,536
Capital expenditures	37,529	21,876	30,848	22,588	20,481

See Notes to Restated Selected Financial Data.

NOTES TO RESTATED SELECTED FINANCIAL DATA

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

(f) The restatement adjustments to our previously filed operating, per common share, and other data for the fiscal years 2008, 2007, and 2006 are detailed in Note 3 – “Restatement of Consolidated Financial Statements” to accompanying restated audited consolidated financial statements included in Item 8 – “Restated Financial Statements and Supplementary Data.”  The restatement adjustments reflect adjustments to margin support provided to wholesale customers which impact net income (loss), net sales, and accounts receivable, net, along with the related deferred tax impact.

Detailed below are the restatement adjustments to our previously filed operating, per common share, and other data for the fiscal years 2005 and 2004.

	Fiscal Years
	2005			2004
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

OPERATING DATA:
Wholesale sales – Carter’s	$427,043	$(1,575)	$425,468	$385,810	$(403)	$385,407
Wholesale sales – OshKosh	59,707	(451)	59,256	--	--	--
Mass Channel sales – Carter’s	178,027	10	178,037	145,949	(10)	145,939
Total net sales	1,121,358	(2,016)	1,119,342	823,121	(413)	822,708
Gross profit	396,272	(2,016)	394,256	298,039	(413)	297,626
Operating income	121,246	(2,016)	119,230	101,025	(413)	100,612
Income before income taxes	77,867	(2,016)	75,851	82,508	(413)	82,095
Provision for income taxes	30,665	(746)	29,919	32,850	(153)	32,697
Net income	47,202	(1,270)	45,932	49,658	(260)	49,398
PER COMMON SHARE DATA:
Basic net income	$0.82	$(0.02)	$0.80	$0.88	$--	$0.88
Diluted net income	$0.78	$(0.03)	$0.75	$0.83	$--	$0.83

OTHER DATA:
Gross margin	35.3%	(0.1%)	35.2%	36.2%	--	36.2%

NOTES TO RESTATED SELECTED FINANCIAL DATA (Continued)

The restatement adjustments to our previously filed balance sheet data for the fiscal years 2008 and 2007 are detailed in Note 3 – “Restatement of Consolidated Financial Statements” to accompanying restated audited consolidated financial statements included in Item 8 – “Restated Financial Statements and Supplementary Data.”

Detailed below are the restatement adjustments to our previously filed balance sheet data for the fiscal years 2006, 2005, and 2004.

	Fiscal Year
	2006
(dollars in thousands)	Previously Reported	Adjustments	Restated

BALANCE SHEET DATA (end of period):
Working capital	$265,904	$(10,713)	$255,191
Total assets	1,123,191	(10,713)	1,112,478
Stockholders’ equity	495,491	(10,713)	484,778

	Fiscal Years
	2005			2004
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

BALANCE SHEET DATA (end of period):
Working capital	$242,442	$(4,632)	$237,810	$185,968	$(3,362)	$182,606
Total assets	1,116,727	(4,632)	1,112,095	672,965	(3,362)	669,603
Stockholders’ equity	386,644	(4,632)	382,012	327,933	(3,362)	324,571

There was no impact to net cash provided by operating activities, net cash used in investing activities, and net cash (used in) provided by financing activities for any periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of our results of operations and current financial condition.  You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form 10-K/A.  Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results.  We based these statements on assumptions that we consider reasonable.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” in Item 1A of this Annual Report on Form 10-K/A.  Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K/A.

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

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing to amend and restate its audited consolidated financial statements and related disclosures for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and for the fiscal years ended December 31, 2005 and January 1, 2005, as included in Item 6 – “Restated Selected Financial Data,” as well as its selected condensed consolidated financial data (excluding footnotes) for the quarterly periods in fiscal 2007 and fiscal 2008 included in Item 8 – “Restated Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2008 (Restated)	2007 (Restated)	2006 (Restated)

Wholesale sales:
Carter’s	32.7%	33.6%	34.3%
OshKosh	5.3	6.4	7.0
Total wholesale sales	38.0	40.0	41.3

Retail store sales:
Carter’s	28.3	26.1	25.0
OshKosh	16.7	16.6	17.2
Total retail store sales	45.0	42.7	42.2

Mass channel sales	17.0	17.3	16.5

Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.3	66.2	64.1
Gross profit	34.7	33.8	35.9
Selling, general, and administrative expenses	27.0	25.6	26.4
Intangible asset impairment	--	11.0	--
Executive retirement charges	0.4	--	--
Facility write-down and closure costs	0.2	0.4	--
Royalty income	(2.3)	(2.2)	(2.2)

Operating income (loss)	9.4	(1.0)	11.7
Interest expense, net	1.2	1.7	2.1

Income (loss) before income taxes	8.2	(2.7)	9.6
Provision for income taxes	3.0	2.7	3.5

Net income (loss)	5.2%	(5.4)%	6.1%
Number of retail stores at end of period:
Carter’s	253	228	219
OshKosh	165	163	157
Total	418	391	376

FISCAL YEAR ENDED JANUARY 3, 2009 COMPARED WITH FISCAL YEAR ENDED DECEMBER 29, 2007

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2008 were $1.5 billion, an increase of $90.5 million, or 6.4%, compared to $1.4 billion in fiscal 2007.  This increase reflects growth in all three of our Carter’s brand segments and our OshKosh brand retail store segment.

	For the fiscal years ended
(dollars in thousands)	January 3, 2009 (Restated)	% of Total	December 29, 2007 (Restated)	% of Total

Net sales:
Wholesale-Carter’s	$488,594	32.7%	$471,383	33.6%
Wholesale-OshKosh	80,069	5.3%	89,263	6.4%
Retail-Carter’s	422,436	28.3%	366,296	26.1%
Retail-OshKosh	249,130	16.7%	233,776	16.6%
Mass Channel-Carter’s	254,291	17.0%	243,308	17.3%
Total net sales	$1,494,520	100.0%	$1,404,026	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $17.2 million, or 3.7%, in fiscal 2008, to $488.6 million.  The increase in Carter’s brand wholesale sales was driven by a 6% increase in units shipped, partially offset by a 2% decrease in average price per unit, as compared to fiscal 2007.  The growth in units shipped was driven primarily by growth in all product categories due to increased demand and higher levels of off-price units shipped.  The decrease in average price per unit was due to more competitive pricing in certain product categories, particularly to our off-price customers.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $9.2 million, or 10.3%, in fiscal 2008 to $80.1 million.  The decrease in OshKosh brand wholesale sales reflects a 12% decline in average price per unit, partially offset by a 2% increase in units shipped, as compared to fiscal 2007.  The decrease in average prices reflects a change in strategy to reposition the OshKosh brand to appeal to a broader consumer population.  We believe our new product offerings and price repositioning drove the increase in units shipped.

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

MASS CHANNEL SALES

Mass channel sales increased $11.0 million, or 4.5%, in fiscal 2008 to $254.3 million.  The increase was driven by increased sales of $14.7 million, or 15.3%, of our Just One Year brand to Target partially offset by a $3.7 million, or 2.5%, decrease in sales of our Child of Mine brand to Wal-Mart.  The increase in Just One Year sales was driven primarily from new door growth and new floor space, particularly in playwear and baby.  The decrease in Child of Mine sales was due to product performance in certain categories, particularly certain Spring 2008 products and certain fall hanging products.  We anticipate our mass channel sales could decline approximately 15% in fiscal 2009 as compared to fiscal 2008.

GROSS PROFIT

Our gross profit increased $43.5 million, or 9.2%, to $518.5 million in fiscal 2008.  Gross profit as a percentage of net sales was 34.7% in fiscal 2008 as compared to 33.8% in fiscal 2007.

The increase in gross profit as a percentage of net sales reflects:

(i)  a higher relative percentage of sales from our Carter’s and OshKosh retail store segments, which generate higher gross profit margins than our other business segments.  In fiscal 2008, our retail segments sales increased $71.5 million, or 11.9%; and

(ii)  improvement in our Carter’s and OshKosh retail segment gross margin (consolidated retail gross margin increased from 47.8% of consolidated retail sales in fiscal
      2007 to 49.6% of consolidated retail sales in fiscal 2008).

Partially offsetting these increases were:

(i) higher provisions for excess inventory of approximately $6.0 million in fiscal 2008 as compared to fiscal 2007 due to declining market conditions; and

(ii) lower margins on 2008 Child of Mine products due to disappointing over-the-counter performance.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2008 increased $44.4 million, or 12.4%, to $404.3 million.  As a percentage of net sales, selling, general, and administrative expenses in fiscal 2008 were 27.0% as compared to 25.6% in fiscal 2007.

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

INTANGIBLE ASSET IMPAIRMENT

During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the OshKosh wholesale and retail segments and revised projections for such segments, the Company conducted an interim impairment assessment of the value of the intangible assets that the Company recorded in connection with the Acquisition of OshKosh.  This assessment was performed in accordance with SFAS 142, “Goodwill and Intangible Assets” ("SFAS 142").  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.

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

OPERATING INCOME (LOSS)

Our operating income was $140.0 million in fiscal 2008 as compared to an operating loss of $14.2 million in fiscal 2007.  This change in our operating results is due largely to the charges in fiscal 2007 related to the impairment of OshKosh’s intangible assets and the closure of our OshKosh distribution facility in addition to the other factors described above.

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

INCOME TAXES

Our effective tax rate was approximately 36.1% in fiscal 2008 as compared to approximately (103.2%) in fiscal 2007.  This change is a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset in fiscal 2007, which was not deductible for income tax purposes.  See Note 9 to the accompanying restated audited consolidated financial statements for a reconciliation of the statutory rate to our effective tax rate.

NET INCOME (LOSS)

As a result of the factors above, we recorded net income of $77.9 million in fiscal 2008 as compared to a net loss of $75.8 million in fiscal 2007.

FISCAL YEAR ENDED DECEMBER 29, 2007 COMPARED WITH FISCAL YEAR ENDED DECEMBER 30, 2006

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2007 were $1.4 billion, an increase of $70.1 million, or 5.3%, compared to $1.3 billion in fiscal 2006.  This increase reflects growth in all three of our Carter’s brand distribution channels and our OshKosh brand retail store segment.

	For the fiscal years ended
(dollars in thousands)	December 29, 2007 (Restated)	% of Total	December 30, 2006 (Restated)	% of Total

Net sales:
Wholesale-Carter’s	$471,383	33.6%	$457,616	34.3%
Wholesale-OshKosh	89,263	6.4%	93,871	7.0%
Retail-Carter’s	366,296	26.1%	333,050	25.0%
Retail-OshKosh	233,776	16.6%	229,103	17.2%
Mass Channel-Carter’s	243,308	17.3%	220,288	16.5%
Total net sales	$1,404,026	100.0%	$1,333,928	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $13.8 million, or 3.0%, in fiscal 2007, to $471.4 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in units shipped.  Average price per unit was comparable to fiscal 2006.

The growth in units shipped was driven primarily by our baby and playwear product categories, which accounted for approximately 46% and 31% of total Carter’s brand wholesale sales, respectively, partially offset by a decrease in sleepwear units shipped.  The growth in baby and playwear units shipped was driven by increased demand.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $4.6 million, or 4.9%, in fiscal 2007 to $89.3 million.  The decrease in OshKosh brand wholesale sales was impacted by a 15% decrease in average price per unit, partially offset by an 11% increase in units shipped as compared to fiscal 2006.  The decrease in average prices reflects higher levels of customer accommodations related to poor product performance at our wholesale accounts.

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

MASS CHANNEL SALES

Mass channel sales increased $23.0 million, or 10.4%, in fiscal 2007 to $243.3 million.  The increase was driven by increased sales of $11.9 million, or 8.8%, of our Child of Mine brand to Wal-Mart and increased sales of $11.1 million, or 13.0%, of our Just One Year brand to Target.  The growth in sales of our Child of Mine brand was driven by gaining additional floor space for fall sleepwear and fall playwear products.  Growth in sales of our Just One Year brand was driven by new door growth and better product performance.

GROSS PROFIT

Our gross profit decreased $3.9 million, or 0.8%, to $475.0 million in fiscal 2007.  Gross profit as a percentage of net sales was 33.8% in fiscal 2007 as compared to 35.9% in fiscal 2006.

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2007 increased $7.4 million, or 2.1%, to $359.8 million.  As a percentage of net sales, selling, general, and administrative expenses in fiscal 2007 were 25.6% as compared to 26.4% in fiscal 2006.

The decrease in selling, general, and administrative expenses as a percentage of net sales reflects:

(i) a reduction in incentive compensation expense of $10.2 million as compared to fiscal 2006;

(ii) controlling growth in spending to a rate lower than the growth in net sales for fiscal 2007; and

(iii)  the reversal in fiscal 2007 of approximately $1.5 million of previously recorded stock-based compensation expense and the reduction in fiscal 2007 of $1.2 million of stock-based compensation expense on performance-based stock awards (see Note 7).

Partially offsetting these decreases were:

(i) accelerated depreciation charges of $2.1 million in fiscal 2007 related to the closure of our OshKosh distribution facility; and

(ii) increased severance, recruiting, and relocation expenses of $1.9 million as compared to fiscal 2006. The increase was driven primarily by restructuring our retail store management team.

INTANGIBLE ASSET IMPAIRMENT

During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the OshKosh wholesale and retail segments and revised projections for such segments, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition of OshKosh.  This assessment was performed in accordance with SFAS 142, “Goodwill and Intangible Assets.”  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the cost in excess of fair value of net assets acquired for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.

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

OPERATING (LOSS) INCOME

Our operating loss was $14.2 million in fiscal 2007 as compared to operating income of $155.6 million in fiscal 2006.  The decrease in operating results was due to the factors described above including the charges incurred in fiscal 2007 related to the impairment of OshKosh’s intangible assets and the closure of our OshKosh distribution facility, partially offset by the reversal of stock-based compensation expense associated with performance stock awards.

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

INCOME TAXES

Our effective tax rate was approximately (103.2%) in fiscal 2007 as compared to approximately 36.9% in fiscal 2006.  This change in our effective tax rate is a result of the impairment of our OshKosh cost in excess of fair value of net assets acquired asset, which is not deductible for income tax purposes.  See Note 9 to the accompanying restated audited consolidated financial statements for a reconciliation of the statutory rate to our effective tax rate.

NET (LOSS) INCOME

As a result of the factors above, we recorded a net loss for fiscal 2007 of $75.8 million as compared to net income of $81.1 million in fiscal 2006.

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

Net accounts receivable at January 3, 2009 were $85.5 million compared to $94.6 million at December 29, 2007.  This decrease reflects lower levels of wholesale revenue in the latter part of fiscal 2008 as compared to the latter part of fiscal 2007.

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

The following table summarizes as of January 3, 2009, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$3,503	$3,503	$3,503	$327,517	$--	$--	$338,026
Interest on debt:
Variable rate (a)	11,007	11,007	11,007	5,503	--	--	38,524
Operating leases (see Note 11 to the Consolidated Financial Statements)	52,888	46,278	35,502	26,407	21,240	51,692	234,007
Total financial obligations	67,398	60,788	50,012	359,427	21,240	51,692	610,557

Letters of credit	8,571	--	--	--	--	--	8,571
Purchase obligations (b)	210,648	--	--	--	--	--	210,648
Total financial obligations and commitments	$286,617	$60,788	$50,012	$359,427	$21,240	$51,692	$829,776

(a)	Reflects estimated variable rate interest on obligations outstanding on our Term Loan as of January 3, 2009 using an interest rate of 3.3% (rate in effect at January 3, 2009).

(b)
Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.  The purchase obligations category above relates to commitments for inventory purchases.  Amounts reflected on the accompanying restated audited consolidated balance sheets in accounts payable or other current liabilities are excluded from the table above.

In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations and reserves for uncertain tax positions, included in other current and other long-term liabilities as further described in Note 8 and Note 9, respectively, to the accompanying audited consolidated financial statements.

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

Our significant accounting policies are described in Note 2 to the accompanying restated audited consolidated financial statements.  The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition: We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers in order to assist these customers with inventory clearance or promotions.  Such amounts are reflected as a reduction of net sales and are recorded based upon agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectibility.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

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

Employee benefit plans:  We sponsor a defined benefit pension, defined contribution and other post-retirement plans.  Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, and health care cost increase projections.  See Note 8, “Employee Benefits Plans,” to the accompanying restated audited consolidated financial statements for further details on rates and assumptions.

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

ITEM 8. RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.

INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	37
Restated Consolidated Balance Sheets at January 3, 2009 and December 29, 2007	38
Restated Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006	39
Restated Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006	40
Restated Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006	41
Notes to Restated Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter's, Inc.:

In our opinion, the accompanying consolidated financial statements in the accompanying index present fairly, in all material respects, the financial position of Carter's, Inc. and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.  Management and we previously concluded that the Company maintained effective internal control over financial reporting as of January 3, 2009. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to the control environment - sales organization and revenue recognition existed as of that date.  Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the control environment - sales organization and revenue recognition existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are disclosed in Management's Report on Internal Control over Financial Reporting.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the January 3, 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company restated its 2008, 2007, and 2006 consolidated financial statements to correct errors.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 27, 2009, except for the restatement discussed in Note 3 to the consolidated financial statements and the matter described in the fourth paragraph of Management's Report on Internal Control Over Financial Reporting (Restated), as to which the date is
January 14, 2010

CARTER’S, INC.
RESTATED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 3, 2009 (Restated)	December 29, 2007 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$162,349	$49,012
Accounts receivable, net of reserve for doubtful accounts of $5,167 in fiscal 2008 and $4,743 in fiscal 2007	85,452	94,595
Finished goods inventories, net	203,486	225,494
Prepaid expenses and other current assets	13,214	15,202
Deferred income taxes	35,545	33,455
Total current assets	500,046	417,758
Property, plant, and equipment, net	86,229	75,053
Tradenames	305,733	308,233
Cost in excess of fair value of net assets acquired	136,570	136,570
Licensing agreements, net of accumulated amortization of $13,840 in fiscal 2008 and $10,185 in fiscal 2007	5,260	8,915
Deferred debt issuance costs, net	3,598	4,743
Other assets	576	7,505
Total assets	$1,038,012	$958,777
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	79,011	56,589
Other current liabilities	57,613	46,666
Total current liabilities	140,127	106,758
Long-term debt	334,523	338,026
Deferred income taxes	108,989	113,706
Other long-term liabilities	40,822	34,049
Total liabilities	624,461	592,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 3, 2009 and December 29, 2007	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,352,111 and 57,663,315 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	563	576
Additional paid-in capital	211,767	232,356
Accumulated other comprehensive (loss) income	(7,318)	2,671
Retained earnings	208,539	130,635
Total stockholders’ equity	413,551	366,238
Total liabilities and stockholders’ equity	$1,038,012	$958,777

The accompanying notes are an integral part of the restated consolidated financial statements

CARTER’S, INC.
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	January 3, 2009 (Restated)	December 29, 2007 (Restated)	December 30, 2006 (Restated)

Net sales	$1,494,520	$1,404,026	$1,333,928
Cost of goods sold	975,999	928,996	854,970

Gross profit	518,521	475,030	478,958
Selling, general, and administrative expenses	404,274	359,826	352,459
Intangible asset impairment (Note 2)	--	154,886	--
Executive retirement charges (Note 17)	5,325	--	--
Facility write-down and closure costs (Note 16)	2,609	5,285	91
Royalty income	(33,685)	(30,738)	(29,164)

Operating income (loss)	139,998	(14,229)	155,572
Interest income	(1,491)	(1,386)	(1,914)
Interest expense	19,578	24,465	28,837

Income (loss) before income taxes	121,911	(37,308)	128,649
Provision for income taxes	44,007	38,488	47,510

Net income (loss)	$77,904	$(75,796)	$81,139

Basic net income (loss) per common share (Note 2)	$1.37	$(1.30)	$1.39
Diluted net income (loss) per common share (Note 2)	$1.33	$(1.30)	$1.32

The accompanying notes are an integral part of the restated consolidated financial statements

CARTER’S, INC.
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	January 3, 2009 (Restated)	December 29, 2007 (Restated)	December 30, 2006 (Restated)
Cash flows from operating activities:
Net income (loss)	$77,904	$(75,796)	$81,139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,158	29,919	26,489
Non-cash intangible asset impairment charges	--	154,886	--
Amortization of debt issuance costs	1,145	1,160	2,354
Non-cash stock-based compensation expense	8,652	3,601	5,942
Non-cash facility write-down and closure costs	2,609	2,450	--
Loss on disposal/sale of property, plant, and equipment	323	690	118
Income tax benefit from exercised stock options	(3,531)	(8,230)	(9,155)
Deferred income taxes	(321)	(12,672)	(2,956)
Effect of changes in operating assets and liabilities:
Accounts receivable	9,143	(872)	(4,932)
Inventories	22,008	(31,906)	(5,134)
Prepaid expenses and other assets	(2,043)	(1,404)	(886)
Accounts payable	22,422	(13,721)	7,181
Other liabilities	15,154	3,882	(11,936)
Net cash provided by operating activities	183,623	51,987	88,224
Cash flows from investing activities:
Capital expenditures	(37,529)	(21,876)	(30,848)
Proceeds from sale of property, plant, and equipment	--	57	348
Net cash used in investing activities	(37,529)	(21,819)	(30,500)
Cash flows from financing activities:
Payments on term loan	(3,503)	(3,503)	(85,000)
Proceeds from revolving loan facility	--	121,400	5,000
Payments on revolving loan facility	--	(121,400)	(5,000)
Share repurchase	(33,637)	(57,467)	--
Income tax benefit from exercised stock options	3,531	8,230	9,155
Proceeds from exercise of stock options	852	3,039	2,390
Net cash used in financing activities	(32,757)	(49,701)	(73,455)
Net increase (decrease) in cash and cash equivalents	113,337	(19,533)	(15,731)
Cash and cash equivalents at beginning of period	49,012	68,545	84,276
Cash and cash equivalents at end of period	$162,349	$49,012	$68,545

The accompanying notes are an integral part of the restated consolidated financial statements

CARTER’S, INC.
RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Restated balance at December 31, 2005	$289	$260,414	$(2,749)	$1,354	$122,704	$382,012
Income tax benefit from exercised stock options		9,417				9,417
Exercise of stock options (994,250 shares)	9	2,381				2,390
Stock-based compensation expense		5,333				5,333
Issuance of common stock (17,172 shares)		540				540
Reversal of deferred compensation (Note 7)		(2,749)	2,749			--
Two-for-one common stock split (Note 6)	291	(291)				--
SFAS 158 transition adjustment, net of tax of $2,329 (Note 2)				3,836		3,836
Comprehensive income:
Restated net income					81,139	81,139
Unrealized gain on interest rate swap, net of tax of $194				370		370
Unrealized loss on interest rate collar, net of tax of $148				(259)		(259)
Total comprehensive income	--	--	--	111	81,139	81,250
Restated balance at December 30, 2006	589	275,045	--	5,301	203,843	484,778
Income tax benefit from exercised stock options		8,230				8,230
Exercise of stock options (999,389 shares)	10	3,029				3,039
Stock-based compensation expense		2,911				2,911
Issuance of common stock (23,482 shares)	1	584				585
FIN 48 cumulative effect of adoption (Note 9)					2,588	2,588
Share repurchase (2,473,219 shares)	(24)	(57,443)				(57,467)
Comprehensive loss:
Restated net loss					(75,796)	(75,796)
Settlement of pension asset, net of tax of $75				(132)		(132)
Defined benefit pension adjustment, net of tax of $125				(207)		(207)
Unrealized loss on interest rate swap, net of tax of $1,121				(1,955)		(1,955)
Unrealized loss on interest rate collar, net of tax of $192				(336)		(336)
Total comprehensive loss	--	--	--	(2,630)	(75,796)	(78,426)
Restated balance at December 29, 2007	576	232,356	--	2,671	130,635	366,238
Income tax benefit from exercised stock options		3,531				3,531
Exercise of stock options (624,415 shares)	6	846				852
Stock-based compensation expense		8,022				8,022
Issuance of common stock (43,386 shares)	1	629				630
Share repurchase (2,126,361 shares)	(20)	(33,617)				(33,637)
Comprehensive (loss) income:
Restated net income					77,904	77,904
Unrealized loss on OshKosh defined benefit plan, net of tax benefit of $5,850				(9,996)		(9,996)
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $494				844		844
Unrealized loss on interest rate swap, net of tax benefit of $582				(1,026)		(1,026)
Unrealized gain on interest rate collar, net of tax of $122				189		189
Total comprehensive (loss) income	--	--	--	(9,989)	77,904	67,915
Restated balance at January 3, 2009	$563	$211,767	$--	$(7,318)	$208,539	$413,551

The accompanying notes are an integral part of the restated consolidated financial statements

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        As discussed in the Explanatory Note to this Amended Filing and Note 3, the Company is amending and restating its Original Filing to amend and restate its consolidated financial statements and related disclosures for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and for the fiscal years ended December 31, 2005 and January 1, 2005, as included in Item 6 – “Restated Selected Financial Data” as well as its selected condensed consolidated financial data (excluding footnotes) for the quarterly periods in fiscal 2007 and fiscal 2008 included in Item 8 – “Restated Financial Statements and Supplementary Data.”

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

Components of accounts receivable as of January 3, 2009 and December 29, 2007 are as follows:

(dollars in thousands)	January 3, 2009 (Restated)	December 29, 2007 (Restated)
Trade receivables, net	$73,164	$84,168
Royalties receivable	8,203	7,666
Tenant allowances and other receivables	4,085	2,761
Total	$85,452	$94,595

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

REVENUE RECOGNITION:

Revenues consist of sales to customers, net of returns, accommodations, allowances, deductions, and cooperative (“co-op”) advertising.  We consider revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers.  We provide accommodations and allowances to our major wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions.  Such amounts are reflected as a reduction of net sales and are recorded based on agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectibility.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

EARNINGS PER SHARE (RESTATED):

In accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”) basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average common shares outstanding for the period.  Diluted net income (loss) per share includes the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.

Effective January 4, 2009, the Company adopted the provisions of FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) which requires earnings per share to be calculated pursuant to the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and retrospectively adjusted earnings per share data and included the required disclosures below.

For the fiscal years ended January 3, 2009 and December 30, 2006, antidilutive shares of 1,539,650 and 361,250, and performance-based stock options of 220,000 and 620,000 were excluded from the computations of diluted earnings per share.  For the fiscal year ended December 29, 2007, diluted net loss per common share is the same as basic net loss per common share, as the Company had a net loss.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal years ended
	January 3, 2009 (Restated)	December 29, 2007 (Restated)	December 30, 2006 (Restated)

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,309,454	57,871,235	57,996,241
Dilutive effect of unvested restricted stock	76,843	--	71,626
Dilutive effect of stock options	1,889,704	--	3,179,255
Diluted number of common and common equivalent shares outstanding	58,276,001	57,871,235	61,247,122

Basic net income per common share:
Net income (loss)	$77,904,000	$(75,796,000)	$81,139,000
Income allocated to participating securities	(610,270)	484,476	(310,263)
Net income (loss) available to common shareholders	$77,293,730	$(75,311,524)	$80,828,737

Basic net income (loss) per common share	$1.37	$(1.30)	$1.39

Diluted net income per common share:
Net income (loss)	$77,904,000	$(75,796,000)	$81,139,000
Income allocated to participating securities	(590,605)	484,476	(294,197)
Net income (loss) available to common shareholders	$77,313,395	$(75,311,524)	$80,844,803

Diluted net income (loss) per common share	$1.33	$(1.30)	$1.32

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

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

NOTE 3—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

Background of the Restatement

On November 10, 2009, the Company announced that its Audit Committee, with the assistance of outside counsel, had commenced a review of customer margin support provided by the Company and an investigation into undisclosed margin support commitments and related matters.  As a result of this review, the Company announced that the previously issued consolidated financial statements for the fiscal years 2004 through 2008 included in the Company’s Forms 10-K, and for the fiscal quarters from September 29, 2007 through July 4, 2009 included in the Company's Forms 10-Q, should no longer be relied upon (collectively, the "Affected Periods").

Management initially began a review of margin support arrangements with respect to a single wholesale customer (the "Initial Customer") after becoming aware of a disputed amount of margin support with the Initial Customer.  In the normal course of business, the Company provides margin support and other allowances (collectively, “accommodations”) to its wholesale customers to assist them with the costs related to inventory clearance and sales promotions.  The Company’s policy is to reflect the amounts of accommodations as reductions to revenue or, in the case of certain co-op advertising expenses, as additions to selling, general, and administrative expenses.  As a result of its review, management identified issues with respect to the timing of recognizing customer accommodations with respect to the Initial Customer.  Following management’s review, the Audit Committee engaged outside counsel to undertake the review and investigation.

The Audit Committee has completed its review and investigation, which was conducted with the assistance of outside counsel and forensic accountants engaged by outside counsel, and has concluded that the Company reported various customer accommodations in incorrect fiscal periods.  The investigation uncovered irregularities involving members of the sales organization intentionally not disclosing accommodations arrangements with customers to the Company’s finance organization and intentionally providing inaccurate documentation and explanations regarding accommodations to the finance organization.  Consequently, such arrangements were not communicated to the Company’s independent registered public accounting firm.  These accommodations arrangements were made throughout the Affected Periods by certain members of the Company’s sales organization and involved the deferral of accommodations into later fiscal periods.  The deferrals resulted in the overstatement of net sales and net income in certain of the Affected Periods and the understatement of net sales and net income in certain of the Affected Periods.  The deferrals related primarily to the Initial Customer and, to a lesser extent, other wholesale customers.

The Company has self-reported information concerning this investigation to the Securities and Exchange Commission.  The Company has also been informed that the United States Attorney’s Office is conducting an inquiry into this matter.  The Company will continue to cooperate with these inquiries.

Impact of the Restatement

The restatement adjustments detailed below to our previously filed consolidated financial statements reflect adjustments to margin support provided to wholesale customers which impact net income (loss), net sales, and accounts receivable, net, along with the related deferred tax impact.

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: (Continued)

The effects of the restatement on the consolidated balance sheets as of January 3, 2009 and December 29, 2007 are summarized in the following table:

	As of January 3, 2009			As of December 29, 2007
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Accounts receivable, net	$106,060	$(20,608)	$85,452	$119,707	$(25,112)	$94,595
Deferred income taxes	27,982	7,563	35,545	24,234	9,221	33,455
Total current assets	513,091	(13,045)	500,046	433,649	(15,891)	417,758
Total assets	1,051,057	(13,045)	1,038,012	974,668	(15,891)	958,777
Retained earnings	221,584	(13,045)	208,539	146,526	(15,891)	130,635
Total stockholders’ equity	426,596	(13,045)	413,551	382,129	(15,891)	366,238
Total liabilities and stockholders’ equity	1,051,057	(13,045)	1,038,012	974,668	(15,891)	958,777

The effects of the restatement on the consolidated statements of operations for the fiscal year ended January 3, 2009 are summarized in the following table:

	For the fiscal year ended January 3, 2009
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated

Net sales	$1,490,016	$4,504	$1,494,520
Gross profit	514,017	4,504	518,521
Operating income	135,494	4,504	139,998
Income before income taxes	117,407	4,504	121,911
Provision for income taxes	42,349	1,658	44,007
Net income	75,058	2,846	77,904
Basic net income per common share (a)	1.32	0.05	1.37
Diluted net income per common share (a)	1.28	0.05	1.33

(a)	Previously reported basic and diluted net income per share have been adjusted to reflect the adoption of FSP EITF No. 03-6-1.

The effects of the restatement on the consolidated statements of operations for the fiscal year ended December 29, 2007 are summarized in the following table:

	For the fiscal year ended December 29, 2007
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated

Net sales	$1,412,246	$(8,220)	$1,404,026
Gross profit	483,250	(8,220)	475,030
Operating loss	(6,009)	(8,220)	(14,229)
Loss before income taxes	(29,088)	(8,220)	(37,308)
Provision for income taxes	41,530	(3,042)	38,488
Net loss	(70,618)	(5,178)	(75,796)
Basic net loss per common share (a)	(1.21)	(0.09)	(1.30)
Diluted net loss per common share (a)	(1.21)	(0.09)	(1.30)

(a)   Previously reported basic and diluted net loss per share have been adjusted to reflect the adoption of FSP EITF 03-6-1.

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: (Continued)

The effects of the restatement on the consolidated statements of operations for the fiscal year ended December 30, 2006 are summarized in the following table:

	For the fiscal year ended December 30, 2006
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated

Net sales	$1,343,467	$(9,539)	$1,333,928
Gross profit	488,497	(9,539)	478,958
Operating income	165,111	(9,539)	155,572
Income before income taxes	138,188	(9,539)	128,649
Provision for income taxes	50,968	(3,458)	47,510
Net income	87,220	(6,081)	81,139
Basic net income per common share (a)	1.50	(0.11)	1.39
Diluted net income per common share (a)	1.42	(0.10)	1.32

(a)	Previously reported basic and diluted net income per share have been adjusted to reflect the adoption of FSP EITF 03-6-1.

The effects of the restatement on the consolidated statements of cash flows for the fiscal year ended January 3, 2009 are summarized in the following table:

	For the fiscal year ended January 3, 2009
(dollars in thousands)	Previously Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$75,058	$2,846	$77,904
Deferred income taxes	(1,979)	1,658	(321)
Decrease (increase) in accounts receivable	13,647	(4,504)	9,143
Net cash provided by operating activities	183,623	--	183,623

The effects of the restatement on the consolidated statements of cash flows for the fiscal year ended December 29, 2007 are summarized in the following table:

	For the fiscal year ended December 29, 2007
(dollars in thousands)	Previously Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(70,618)	$(5,178)	$(75,796)
Deferred income taxes	(9,630)	(3,042)	(12,672)
(Increase) decrease in accounts receivable	(9,092)	8,220	(872)
Net cash provided by operating activities	51,987	--	51,987

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: (Continued)

The effects of the restatement on the consolidated statements of cash flows for the fiscal year ended December 30, 2006 are summarized in the following table:

	For the fiscal year ended December 30, 2006
(dollars in thousands)	Previously Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$87,220	$(6,081)	$81,139
Deferred income taxes	502	(3,458)	(2,956)
(Increase) decrease in accounts receivable	(14,471)	9,539	(4,932)
Net cash provided by operating activities	88,224	--	88,224

The effects of the restatement on the Company’s segment information (see Note 15) for the fiscal year ended January 3, 2009 are summarized in the following table:

	For the fiscal year ended January 3, 2009
(dollars in thousands)	Previously Reported	Adjustments	Restated

Carter’s wholesale net sales	$489,744	$(1,150)	$488,594
Carter’s wholesale operating income	81,935	(1,150)	80,785
Carter’s mass channel net sales	254,436	(145)	254,291
Carter’s mass channel operating income	33,424	(145)	33,279
Carter’s total net sales	1,166,616	(1,295)	1,165,321
Carter’s total operating income	182,372	(1,295)	181,077
OshKosh wholesale net sales	74,270	5,799	80,069
OshKosh wholesale operating (loss) income	(4,420)	5,799	1,379
OshKosh total net sales	323,400	5,799	329,199
OshKosh total operating income	7,878	5,799	13,677
Total net sales	1,490,016	4,504	1,494,520
Total operating income	135,494	4,504	139,998

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: (Continued)

The effects of the restatement on the Company’s segment information (see Note 15) for the fiscal year ended December 29, 2007 are summarized in the following table:

	For the fiscal year ended December 29, 2007
(dollars in thousands)	Previously Reported	Adjustments	Restated

Carter’s wholesale net sales	$482,350	$(10,967)	$471,383
Carter’s wholesale operating income	92,934	(10,967)	81,967
Carter’s mass channel net sales	243,269	39	243,308
Carter’s mass channel operating income	37,395	39	37,434
Carter’s total net sales	1,091,915	(10,928)	1,080,987
Carter’s total operating income	187,361	(10,928)	176,433
OshKosh wholesale net sales	86,555	2,708	89,263
OshKosh wholesale operating loss	(37,215)	2,708	(34,507	) )
OshKosh total net sales	320,331	2,708	323,039
OshKosh total operating loss	(134,947)	2,708	(132,239)
Total net sales	1,412,246	(8,220)	1,404,026
Total operating loss	(6,009)	(8,220)	(14,229)

The effects of the restatement on the Company’s segment information (see Note 15) for the fiscal year ended December 30, 2006 are summarized in the following table:

	For the fiscal year ended December 30, 2006
(dollars in thousands)	Previously Reported	Adjustments	Restated

Carter’s wholesale net sales	$464,636	$(7,020)	$457,616
Carter’s wholesale operating income	87,335	(7,020)	80,315
Carter’s mass channel net sales	220,327	(39)	220,288
Carter’s mass channel operating income	33,517	(39)	33,478
Carter’s total net sales	1,018,013	(7,059)	1,010,954
Carter’s total operating income	177,267	(7,059)	170,208
OshKosh wholesale net sales	96,351	(2,480)	93,871
OshKosh wholesale operating income	11,204	(2,480)	8,724
OshKosh total net sales	325,454	(2,480)	322,974
OshKosh total operating income	32,441	(2,480)	29,961
Total net sales	1,343,467	(9,539)	1,333,928
Total operating income	165,111	(9,539)	155,572

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 5—LONG-TERM DEBT:

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—LONG-TERM DEBT:  (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

       In accordance with SFAS 123R, the Company has recorded stock-based compensation expense (as a component of selling, general, and administrative expenses) in the amount of approximately $8.7 million (including $2.2 million of accelerated performance-based stock option expense, see Note 17), $3.6 million (including the reversal of $2.7 million performance-based stock compensation expense), and $5.9 million related to stock awards for the fiscal year ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION:  (Continued)

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

As a result of the retirement of an executive officer during the second quarter of fiscal 2008, the Company recognized approximately $2.2 million of stock-based compensation expense relating to the accelerated vesting of 400,000 performance-based stock options (see Note 17, “Executive Retirement Charges”).

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION:  (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—STOCK-BASED COMPENSATION:  (Continued)

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

NOTE 8—EMPLOYEE BENEFIT PLANS:

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS:  (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS:  (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS:  (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (RESTATED):

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

The provision (benefit) for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	January 3, 2009 (Restated)	December 29, 2007 (Restated)	December 30, 2006 (Restated)
Current tax provision (benefit):
Federal	$38,813	$45,997	$44,277
State	4,908	4,585	5,736
Foreign	607	578	453
Total current provision	44,328	51,160	50,466
Deferred tax (benefit) provision:
Federal	(937)	(12,998)	(1,922)
State	616	326	(1,034)
Total deferred (benefit) provision	(321)	(12,672)	(2,956)
Total provision	$44,007	$38,488	$47,510

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

The Company’s effective tax rate for fiscal 2007 was impacted by the impairment of the cost in excess of fair value of net assets acquired of $142.9 million, as such charge is not deductible for tax purposes but impacts income (loss) before income taxes.  The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	January 3, 2009 (Restated)	December 29, 2007 (Restated)	December 30, 2006 (Restated)

Statutory federal income tax rate	35.0%	35.0%	35.0%
Impairment of OshKosh cost in excess of fair value of net assets acquired	--	(134.0)	--
State income taxes, net of federal income tax benefit	3.0	(8.8)	2.3
Settlement of uncertain tax positions	(1.5)	1.3	--
Federal tax-exempt income	(0.4)	1.3	(0.5)
Other	--	2.0	0.1
Total	36.1%	(103.2%)	36.9%

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (RESTATED):  (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (RESTATED):  (Continued)

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

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	January 3, 2009 (Restated)	December 29, 2007 (Restated)
Current deferred taxes:	Assets (Liabilities)
Accounts receivable allowance	$14,550	$15,872
Inventory	8,859	8,710
Accrued liabilities	7,073	6,797
Deferred employee benefits	5,214	3,059
Other	(151)	(983)
Total current deferred taxes	$35,545	$33,455

Non-current deferred taxes:
Depreciation	$(8,277)	$(5,990)
Tradename and licensing agreements	(114,388)	(115,840)
Deferred employee benefits	7,072	2,503
Other	6,604	5,621
Total non-current deferred taxes	$(108,989)	$(113,706)

NOTE 10—FAIR VALUE MEASUREMENTS:

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS: (Continued)

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

NOTE 11—LEASE COMMITMENTS:

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES:

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

NOTE 13—OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

(dollars in thousands)	January 3, 2009	December 29, 2007
Accrued workers’ compensation	$9,452	$9,700
Accrued income taxes (Note 9)	8,912	11,719
Accrued incentive compensation	7,325	327
Accrued severance and relocation	4,110	2,224
Accrued salaries and wages	3,839	1,252
Accrued sales and use taxes	3,203	3,227
Accrued gift certificates	2,497	2,239
Accrued legal fees and reserves	2,258	885
Accrued interest	1,686	2,845
Other current liabilities	14,331	12,248
Total	$57,613	$46,666

NOTE 14—VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable and inventory reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Excess and obsolete inventory reserves
Balance, December 31, 2005	$3,947	$150	$8,300
Additions, charged to expense	4,468	732	6,535
Charges to reserve	(5,099)	(732)	(8,935)
Balance, December 30, 2006	3,316	150	5,900
Additions, charged to expense	6,288	556	15,193
Charges to reserve	(4,861)	(556)	(10,952)
Balance, December 29, 2007	4,743	150	10,141
Additions, charged to expense	9,169	1,267	18,626
Charges to reserve	(8,745)	(1,267)	(17,331)
Balance, January 3, 2009	$5,167	$150	$11,436

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (RESTATED):

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (RESTATED):  (Continued)

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the fiscal years ended
	January 3, 2009 (Restated)		% of Total	December 29, 2007 (Restated)		% of Total	December 30, 2006 (Restated)	% of Total
Net sales:

Wholesale-Carter’s	$488,594		32.7%	$471,383		33.6%	$457,616	34.3%
Retail-Carter’s	422,436		28.3%	366,296		26.1%	333,050	25.0%
Mass Channel-Carter’s	254,291		17.0%	243,308		17.3%	220,288	16.5%
Carter’s total net sales	1,165,321		78.0%	1,080,987		77.0%	1,010,954	75.8%

Wholesale-OshKosh	80,069		5.3%	89,263		6.4%	93,871	7.0%
Retail-OshKosh	249,130		16.7%	233,776		16.6%	229,103	17.2%
OshKosh total net sales	329,199		22.0%	323,039		23.0%	322,974	24.2%

Total net sales	$1,494,520		100.0%	$1,404,026		100.0%	$1,333,928	100.0%

Operating income (loss):			% of segment net sales			% of segment net sales		% of segment net sales

Wholesale-Carter’s	$80,785		16.5%	$81,967		17.4%	$80,315	17.6%
Retail-Carter’s	67,013		15.9%	57,032		15.6%	56,415	16.9%
Mass Channel-Carter’s	33,279		13.1%	37,434		15.4%	33,478	15.2%

Carter’s operating income	181,077		15.5%	176,433		16.3%	170,208	16.8%

Wholesale-OshKosh	1,379		1.7%	1,488		1.7%	8,724	9.3%
OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	(35,995)		(40.3%)	--	--
Net Wholesale-OshKosh	1,379		1.7%	(34,507)		(38.7%)	8,724	9.3%
Retail-OshKosh	9,111		3.7%	6,474		2.8%	18,809	8.2%
OshKosh cost in excess of fair value of net assets acquired-impairment	--		--	(106,891)		(45.8%)	--	--
Net Retail-OshKosh	9,111		3.7%	(100,417)		(43.0%)	18,809	8.2%
Mass Channel-OshKosh (a)	3,187		--	2,685		--	2,428	--

OshKosh operating income (loss)	13,677		4.2%	(132,239)		(40.9%)	29,961	9.3%

Segment operating income	194,754		13.0%	44,194		3.1%	200,169	15.0%

Other reconciling items (b)	(54,756	) (c)	(3.7%)	(46,423	) (d)	(3.3%)	(44,597)	(3.3%)

OshKosh tradename impairment	--		--	(12,000)		(0.9%)	--	--

Net other reconciling items	(54,756)		(3.7%)	(58,423)		(4.2%)	(44,597)	(3.3%)

Total operating income (loss)	$139,998		9.4%	$(14,229)		(1.0%)	$155,572	11.7%

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)
Other reconciling items generally include expenses related to severance and relocation, executive management, finance, stock-based compensation, building occupancy, information technology, certain legal fees, incentive compensation, consulting, and audit fees.

(c)	Includes $5.3 million related to executive retirement charges (see Note 17) and $2.6 million related to the write-down of the carrying value of the OshKosh distribution facility (see Note 16).
(d)
Includes $7.4 million in facility closure costs related to the closure of the OshKosh distribution facility (see Note 16) and the benefit from reversing $2.7 million in stock-based compensation expenses on certain performance-based equity awards.

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (RESTATED):  (Continued)

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

NOTE 16—FACILITY CLOSURE AND RESTRUCTURING COSTS:

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

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—FACILITY CLOSURE AND RESTRUCTURING COSTS:  (Continued)

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

NOTE 17—EXECUTIVE RETIREMENT CHARGES:

On June 11, 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the second quarter of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

CARTER’S, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—UNAUDITED QUARTERLY FINANCIAL DATA (RESTATED):

The unaudited summarized financial data by quarter for the fiscal years ended January 3, 2009 and December 29, 2007 summarized below has been adjusted to reflect adjustments to margin support provided to wholesale customers which impact net income (loss), net sales, and accounts receivable, net, along with the related deferred tax impact as well as the adoption of FSP EITF 03-6-1.

	Quarter 1			Quarter 2
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
2008:
Net sales	$329,972	$3,913	$333,885	$301,675	$1,961	$303,636
Gross profit	104,915	3,913	108,828	99,581	1,961	101,542
Selling, general, and administrative expenses	92,276	--	92,276	92,207	--	92,207
Royalty income	7,914	--	7,914	7,203	--	7,203
Operating income	20,553	3,913	24,466	9,252	1,961	11,213
Net income	11,559	2,472	14,031	2,779	1,241	4,020
Basic net income per common share	0.20	0.04	0.24	0.05	0.02	0.07
Diluted net income per common share	0.19	0.05	0.24	0.05	0.02	0.07
2007:
Net sales	$320,128	$(2,187)	$317,941	$287,775	$(965)	$286,810
Gross profit	106,380	(2,187)	104,193	95,418	(965)	94,453
Selling, general, and administrative expenses	88,246	--	88,246	84,635	--	84,635
Royalty income	7,545	--	7,545	6,700	--	6,700
Operating income (loss)	21,172	(2,187)	18,985	(137,873)	(965)	(138,838)
Net income (loss)	9,611	(1,360)	8,251	(143,449)	(611)	(144,060)
Basic net income (loss) per common share	0.16	(0.02)	0.14	(2.47)	(0.01)	(2.48)
Diluted net income (loss) per common share	0.16	(0.03)	0.13	(2.47)	(0.01)	(2.48)

	Quarter 3			Quarter 4
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
2008:
Net sales	$436,419	$(1,537)	$434,882	$421,950	$167	$422,117
Gross profit	154,667	(1,537)	153,130	154,854	167	155,021
Selling, general, and administrative expenses	104,536	--	104,536	115,255	--	115,255
Royalty income	9,576	--	9,576	8,992	--	8,992
Operating income	57,098	(1,537)	55,561	48,591	167	48,758
Net income	33,375	(973)	32,402	27,345	106	27,451
Basic net income per common share	0.59	(0.02)	0.57	0.49	--	0.49
Diluted net income per common share	0.57	(0.02)	0.55	0.47	--	0.47
2007:
Net sales	$410,949	$(4,254)	$406,695	$393,394	$(814)	$392,580
Gross profit	145,856	(4,254)	141,602	135,596	(814)	134,782
Selling, general, and administrative expenses	94,241	--	94,241	92,704	--	92,704
Royalty income	8,649	--	8,649	7,844	--	7,844
Operating income	60,008	(4,254)	55,754	50,684	(814)	49,870
Net income	34,618	(2,692)	31,926	28,602	(515)	28,087
Basic net income per common share	0.60	(0.05)	0.55	0.49	--	0.49
Diluted net income per common share	0.57	(0.04)	0.53	0.48	(0.01)	0.47

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

On November 10, 2009, the Company announced that its Audit Committee, with the assistance of outside counsel, had commenced a review of customer margin support provided by the Company and an investigation into undisclosed margin support commitments and related matters.  As a result of this review, the Company announced that the previously issued consolidated financial statements for the fiscal years 2004 through 2008 included in the Company’s Forms 10-K, and for the fiscal quarters from September 29, 2007 through July 4, 2009 included in the Company's Forms 10-Q, should no longer be relied upon (collectively, the "Affected Periods").

Management initially began a review of margin support arrangements with respect to a single wholesale customer (the "Initial Customer") after becoming aware of a disputed amount of margin support with the Initial Customer.  In the normal course of business, the Company provides margin support and other allowances (collectively, "accommodations") to its wholesale customers to assist them with the costs related to inventory clearance and sales promotions.  The Company’s policy is to reflect the amounts of accommodations as reductions to revenue or, in the case of certain co-op advertising expenses, as additions to selling, general, and administrative expenses.  As a result of its review, management identified issues with respect to the timing of recognizing customer accommodations with respect to the Initial Customer.  Following management’s review, the Audit Committee engaged outside counsel to undertake the review and investigation described above.

The Audit Committee has completed its review and investigation, which was conducted with the assistance of outside counsel and forensic accountants engaged by outside counsel, and has concluded that the Company reported various customer accommodations in incorrect fiscal periods.  The investigation uncovered irregularities involving members of the sales organization intentionally not disclosing accommodations arrangements with customers to the Company’s finance organization and intentionally providing inaccurate documentation and explanations regarding accommodations to the finance organization.  Consequently, such arrangements were not communicated to the Company’s independent registered public accounting firm.  These accommodations arrangements were made throughout the Affected Periods by certain members of the Company’s sales organization and involved the deferral of accommodations into later fiscal periods.  The deferrals resulted in the overstatement of net sales and net income in certain of the Affected Periods and the understatement of net sales and net income in certain of the Affected Periods.  The deferrals related primarily to the Initial Customer and, to a lesser extent, other wholesale customers.

Evaluation of Disclosure Controls and Procedures

At the time our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 was filed on February 27, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2009.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

Management’s Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of the misstatement discussed above and in Note 3 of our consolidated financial statements in this Form 10-K/A and the material weaknesses discussed below, management, including our Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009.  In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s re-assessment, management is restating its original report and has concluded that the Company’s internal control over financial reporting was not effective as of January 3, 2009 due to the fact that there were material weaknesses in its internal control over financial reporting as discussed below.

Specifically, through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with customer accommodations processes that constitute material weaknesses, and (ii) the need to restate prior period financial statements.  The material weaknesses in internal control over financial reporting identified are as follows:

(1) Revenue Recognition - The control over the timing of the recording of customer accommodations was improperly designed and was not effective in capturing the accuracy, completeness, and timing of accommodations arrangements.  The controls that had been in place focused primarily on the review of internal Company documentation and the representations of members of the sales organization to ensure deductions taken by customers were valid and authorized; however, the controls were not effective in recording completely and accurately the accommodations arrangements in the appropriate accounting periods.

(2) Control Environment - Sales Organization - Training and oversight of the sales organization were not effective, which resulted in an insufficient understanding by the sales organization regarding the impact of failing to accurately and completely account for customer accommodations in correct periods on the Company’s reported financial results.

If not remediated, these control deficiencies could result in future material misstatements to the Company’s financial statements.  Accordingly, management has determined that these control deficiencies constitute material weaknesses.

The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan

      Management has been actively engaged in developing remediation plans to address the above control deficiencies.  The remediation efforts in process or expected to be implemented include the following:

• Making personnel changes, including the separation of certain employees from the Company, and a restructuring of the Company’s sales organization;

• Implementing a periodic training program for all sales personnel regarding the appropriate accounting for accommodations and the impact on the Company’s financial statements of recording such customer accommodations;

• Implementing procedures to improve the capture, review, approval, and recording of all accommodation arrangements in the appropriate accounting period;

• Establishing more comprehensive procedures for authorizing accommodations, including tiered accommodations approval levels that include the Chief Financial
   Officer and Chief Executive Officer;

• Establishing a new position in the finance organization with responsibilities to include tracking, monitoring, and reviewing all customer accommodations, including certain budgetary responsibilities for accommodations;

• Improving the method of educating employees on the Company’s Code of Business Ethics and Professional Conduct; and

• Reemphasizing to all employees the availability of the Company’s Financial Accounting and Reporting Hotline and communicating information to the Company’s vendors and customers about this Hotline, which is available to both Company employees and its business partners.

  The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation.  In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts will effectively remediate these material weaknesses.  As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. held on May 14, 2009.  Carter’s, Inc. filed such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A on April 6, 2009.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(A)	1.	Restated Financial Statements filed as part of this report	36

		Report of Independent Registered Public Accounting Firm	37

		Restated Consolidated Balance Sheets at January 3, 2009 and December 29, 2007	38

		Restated Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006	39

		Restated Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006	40

		Restated Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006	41

		Notes to Restated Consolidated Financial Statements	42

	2.	Financial Statement Schedules: None

(B)		Exhibits:

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 12, 2006.*********

3.2	By-laws of Carter’s, Inc.***

4.1	Specimen Certificate of Common Stock. ****

10.1	Amended and Restated Employment Agreement between Carter’s, Inc., The William Carter Company, and Frederick J. Rowan, II, dated as of August 29, 2005. ****

10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001. *

10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001. *

10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001. *

10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001. *

10.6	Employment arrangement between The William Carter Company and Richard F. Westenberger, dated as of January 19, 2009.**********

10.7	Amended and Restated 2003 Equity Incentive Plan. ****

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

10.20	The William Carter Company Severance plan, Administrative Provisions, and Claims Procedure, dated as of February 15, 2007.*********

21	Subsidiaries of Carter’s, Inc. *******

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

*	Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

**	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on August 25, 2003.

***	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.

****	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

*****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.

******	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on July 14, 2005.

*******	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 15, 2006.

********	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on April 28, 2006.

*********	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 28, 2007.

**********	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on January 15, 2010.

CARTER’S, INC.

/s/ MICHAEL D CASEY
Michael D. Casey Chief Excutive Officer