Form 10-Q/A
period 2009-04-04
CARTERS INC
filed 2010-01-15
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

CARTER’S, INC.
FORM 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three months ended April 4, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three months ended April 4, 2009 and March 29, 2008, as discussed in Note 3 to the accompanying restated unaudited condensed consolidated financial statements.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on April 30, 2009.

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

Restatement of Other Financial Statements

With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K for fiscal 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009.  The amendment to our Annual Report on Form 10-K is being filed to restate our consolidated financial statements for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and for the fiscal years ended December 31, 2005 and January 1, 2005, as included in Item 6 – “Selected Financial Data,” as well as our selected condensed consolidated financial data (excluding footnotes) for the quarterly periods in fiscal 2007 and fiscal 2008 included in Item 8 – “Financial Statements and Supplementary Data.”  The amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited condensed consolidated financial statements and related financial information for the quarterly period ended July 4, 2009 and the comparative fiscal 2008 period for the effects of the restatement.  In addition, we are also concurrently filing our Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009, in which we are restating our financial information for the three and nine-month periods ended September 27, 2008.

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the restated periods should no longer be relied upon.

Internal Control Considerations

Through the investigation, management identified: (i) control deficiencies in its internal controls associated with customer accommodations processes that constitute material weaknesses, as discussed in Part I, Item 4 of this Amended Filing, and (ii) the need to restate prior period consolidated financial statements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Management has also determined that the Company’s disclosure controls and procedures were ineffective as of April 4, 2009.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weaknesses identified, see Part I, Item 4 included in this Amended Filing.

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

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement.  The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I — Item 4. Controls and Procedures;

•	Part II — Item 1A. Risk Factors; and

•	Part II — Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining Items contained within this Amended Filing consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader.  The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed.  This Amended Filing speaks as of the date of the Original Filing on the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date other than those associated with the investigation and resulting restatement of the Company’s consolidated financial statements.

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	April 4, 2009 (Restated)	January 3, 2009 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$186,834	$162,349
Accounts receivable, net	92,698	85,452
Finished goods inventories, net	153,941	203,486
Prepaid expenses and other current assets	13,974	13,214
Deferred income taxes	36,021	35,545

Total current assets	483,468	500,046
Property, plant, and equipment, net	84,809	86,229
Tradenames	305,733	305,733
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	3,314	3,598
Licensing agreements, net	4,346	5,260
Other assets	469	576

Total assets	$1,018,709	$1,038,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	42,915	79,011
Other current liabilities	56,211	57,613

Total current liabilities	102,629	140,127
Long-term debt	333,648	334,523
Deferred income taxes	107,928	108,989
Other long-term liabilities	41,411	40,822

Total liabilities	585,616	624,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 4, 2009 and January 3, 2009	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,677,490 and 56,352,111 shares issued and outstanding at April 4, 2009 and January 3, 2009, respectively	567	563
Additional paid-in capital	214,441	211,767
Accumulated other comprehensive loss	(7,058)	(7,318)
Retained earnings	225,143	208,539

Total stockholders’ equity	433,093	413,551

Total liabilities and stockholders’ equity	$1,018,709	$1,038,012

See accompanying notes to the restated unaudited condensed consolidated financial statements

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended
	April 4, 2009 (Restated)	March 29, 2008 (Restated)

Net sales	$357,162	$333,885
Cost of goods sold	229,440	225,057

Gross profit	127,722	108,828
Selling, general, and administrative expenses	99,130	92,276
Workforce reduction and facility closure costs (Note 11)	8,420	--
Royalty income	(8,762)	(7,914)

Operating income	28,934	24,466
Interest expense, net	3,175	4,520

Income before income taxes	25,759	19,946
Provision for income taxes	9,155	5,915

Net income	$16,604	$14,031

Basic net income per common share (Note 12)	$0.29	$0.24
Diluted net income per common share (Note 12)	$0.28	$0.24

See accompanying notes to the restated unaudited condensed consolidated financial statements

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the three-month periods ended
	April 4, 2009 (Restated)	March 29, 2008 (Restated)
Cash flows from operating activities:
Net income	$16,604	$14,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,395	7,007
Amortization of debt issuance costs	284	280
Non-cash stock-based compensation expense	1,874	1,586
Income tax benefit from exercised stock options	(778)	(40)
Non-cash asset impairment charges (Note 11)	2,962	--
Deferred income taxes	(1,526)	2,110
Effect of changes in operating assets and liabilities:
Accounts receivable	(7,246)	(12,707)
Inventories	49,545	51,262
Prepaid expenses and other assets	(760)	(1,564)
Accounts payable and other liabilities	(36,002)	(33,031)

Net cash provided by operating activities	33,352	28,934

Cash flows from investing activities:
Capital expenditures	(8,959)	(2,485)

Net cash used in investing activities	(8,959)	(2,485)

Cash flows from financing activities:
Payments on term loan	(875)	--
Share repurchases	--	(10,020)
Income tax benefit from exercised stock options	778	40
Proceeds from exercise of stock options	189	65

Net cash provided by (used in) financing activities	92	(9,915)

Net increase in cash and cash equivalents	24,485	16,534
Cash and cash equivalents, beginning of period	162,349	49,012

Cash and cash equivalents, end of period	$186,834	$65,546

See accompanying notes to the restated unaudited condensed consolidated financial statements

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Restated balance at January 3, 2009	$563	$211,767	$(7,318)	$208,539	$413,551
Exercise of stock options (147,154 shares)	1	188	--	--	189
Income tax benefit from exercised stock options	--	778	--	--	778
Restricted stock grants, net of forfeitures	3	(3)	--	--	--
Stock-based compensation expense	--	1,711	--	--	1,711
Comprehensive income (loss):
Restated net income	--	--	--	16,604	16,604
Unrealized loss on interest rate swap agreements, net of tax benefit of $87	--	--	(147)	--	(147)
Settlement of interest rate collar agreement, net of tax of $216	--	--	407	--	407
Total comprehensive income	--	--	260	16,604	16,864
Restated balance at April 4, 2009	$567	$214,441	$(7,058)	$225,143	$433,093

See accompanying notes to the restated unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of April 4, 2009, the results of our operations for the three-month periods ended April 4, 2009 and March 29, 2008, cash flows for the three-month periods ended April 4, 2009 and March 29, 2008 and changes in stockholders’ equity for the three-month period ended April 4, 2009.  Operating results for the three-month period ended April 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  Our accompanying condensed consolidated balance sheet as of January 3, 2009 is from our restated audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K/A for the fiscal year ended January 3, 2009, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K/A in the notes to our restated audited consolidated financial statements for the fiscal year ended January 3, 2009.

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

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  (Continued)
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

Impact of the Restatement

The restatement adjustments detailed below to our previously filed consolidated financial statements reflect adjustments to margin support provided to wholesale customers which impact net income, net sales, and accounts receivable, net, along with the related deferred tax impact.

The effects of the restatement on the unaudited condensed consolidated balance sheets as of April 4, 2009 and January 3, 2009 are summarized in the following table:

	As of April 4, 2009			As of January 3, 2009
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Accounts receivable, net	$112,931	$(20,233)	$92,698	$106,060	$(20,608)	$85,452
Deferred income taxes	28,597	7,424	36,021	27,982	7,563	35,545
Total current assets	496,277	(12,809)	483,468	513,091	(13,045)	500,046
Total assets	1,031,518	(12,809)	1,018,709	1,051,057	(13,045)	1,038,012
Retained earnings	237,952	(12,809)	225,143	221,584	(13,045)	208,539
Total stockholders’ equity	445,902	(12,809)	433,093	426,596	(13,045)	413,551
Total liabilities and stockholders’ equity	1,031,518	(12,809)	1,018,709	1,051,057	(13,045)	1,038,012

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  (Continued)

The effects of the restatement on the unaudited condensed consolidated statements of operations for the three-month periods ended April 4, 2009 and March 29, 2008 are summarized in the following table:

	For the three-month period ended April 4, 2009			For the three-month period ended March 29, 2008
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Net sales	$356,787	$375	$357,162	$329,972	$3,913	$333,885
Gross profit	127,347	375	127,722	104,915	3,913	108,828
Operating income	28,559	375	28,934	20,553	3,913	24,466
Income before income taxes	25,384	375	25,759	16,033	3,913	19,946
Provision for income taxes	9,016	139	9,155	4,474	1,441	5,915
Net income	16,368	236	16,604	11,559	2,472	14,031
Basic net income per common share	0.29	--	0.29	0.20	0.04	0.24
Diluted net income per common share	0.28	--	0.28	0.19	0.05	0.24

The effects of the restatement on the unaudited condensed consolidated statements of cash flows for the three-month periods ended April 4, 2009 and March 29, 2008 are summarized in the following table:

	For the three-month period ended April 4, 2009			For the three-month period ended March 29, 2008
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$16,368	$236	$16,604	$11,559	$2,472	$14,031
Deferred income taxes	(1,665)	139	(1,526)	669	1,441	2,110
Increase in accounts receivable	(6,871)	(375)	(7,246)	(8,794)	(3,913)	(12,707)
Net cash provided by operating activities	33,352	--	33,352	28,934	--	28,934

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  (Continued)

The effects of the restatement on the Company’s segment information (see Note 10) for the three-month periods ended April 4, 2009 and March 29, 2008 are summarized in the following table:

	For the three-month period ended April 4, 2009			For the three-month period ended March 29, 2008
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Carter’s wholesale net sales	$122,897	$(1,080)	$121,817	$117,832	$390	$118,222
Carter’s wholesale operating income	24,179	(1,080)	23,099	21,559	390	21,949
Carter’s mass channel net sales	58,745	78	58,823	62,924	125	63,049
Carter’s mass channel operating income	8,035	78	8,113	6,742	125	6,867
Carter’s total net sales	283,572	(1,002)	282,570	267,158	515	267,673
Carter’s total operating income	48,802	(1,002)	47,800	39,743	515	40,258
OshKosh wholesale net sales	21,387	1,377	22,764	18,449	3,398	21,847
OshKosh wholesale operating income (loss)	44	1,377	1,421	(2,524)	3,398	874
OshKosh total net sales	73,215	1,377	74,592	62,814	3,398	66,212
OshKosh total operating income (loss)	419	1,377	1,796	(8,726)	3,398	(5,328)
Total net sales	356,787	375	357,162	329,972	3,913	333,885
Total operating income	28,559	375	28,934	20,553	3,913	24,466

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 6 – FINANCIAL INSTRUMENTS:

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 6 – FINANCIAL INSTRUMENTS:  (Continued)

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

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements for the three-month period ended April 4, 2009 was as follows:

(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$(147)	$(873)

(1) Amount recognized in accumulated other comprehensive income (loss), net of tax benefit of $87.

NOTE 7 – EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement Plan.  We also offer life insurance to current and certain future retirees.  Employee contributions are required as a condition of participation for both medical benefits and life insurance and our liabilities are net of these expected employee contributions.  See Note 8 “Employee Benefit Plans” to our restated audited consolidated financial statements in our most recently filed Annual Report on Form 10-K/A for further information.

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – STOCK-BASED COMPENSATION:  (Continued)

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – SEGMENT INFORMATION (RESTATED):

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 4, 2009 (Restated)	% of Total	March 29, 2008 (Restated)	% of Total
Net sales:

Carter’s:
Wholesale	$121,817	34.1%	$118,222	35.4%
Retail	101,930	28.5%	86,402	25.9%
Mass Channel	58,823	16.5%	63,049	18.9%
Carter’s total net sales	282,570	79.1%	267,673	80.2%

OshKosh:
Retail	51,828	14.5%	44,365	13.3%
Wholesale	22,764	6.4%	21,847	6.5%
OshKosh total net sales	74,592	20.9%	66,212	19.8%

Total net sales	$357,162	100.0%	$333,885	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$23,099	19.0%	$21,949	18.6%
Retail	16,588	16.3%	11,442	13.2%
Mass Channel	8,113	13.8%	6,867	10.9%

Carter’s operating income	47,800	16.9%	40,258	15.0%

OshKosh:
Wholesale	1,421	6.2%	874	4.0%
Retail	(331)	(0.6%)	(6,733)	(15.2%)
Mass Channel (a)	706	--	531	--

OshKosh operating income (loss)	1,796	2.4%	(5,328)	(8.0%)

Segment operating income	49,596	13.9%	34,930	10.5%

Corporate expenses (b)	(11,920)	(3.3%)	(10,464)	(3.1%)
Workforce reduction and facility closure costs (c)	(8,742)	(2.4%)	--	--

Net corporate expenses	(20,662)	(5.8%)	(10,464)	(3.1%)

Total operating income	$28,934	8.1%	$24,466	7.3%

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – CORPORATE WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS:

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

NOTE 12 – EARNINGS PER SHARE (RESTATED):

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – EARNINGS PER SHARE (RESTATED):  (Continued)

Effective January 4, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) which requires earnings per share to be calculated pursuant to the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and retrospectively adjusted earnings per share data and included the required disclosures below.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended
	April 4, 2009 (Restated)	March 29, 2008 (Restated)
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	55,958,825	57,215,027
Dilutive effect of unvested restricted stock	117,027	67,209
Dilutive effect of stock options	1,673,963	2,023,986
Diluted number of common and common equivalent shares outstanding	57,749,815	59,306,222

Basic net income per common share:
Net income	$16,604,000	$14,031,000
Income allocated to participating securities	(174,518)	(85,961)
Net income available to common shareholders	$16,429,482	$13,945,039

Basic net income per common share	$0.29	$0.24

Diluted net income per common share:
Net income	$16,604,000	$14,031,000
Income allocated to participating securities	(169,501)	(83,041)
Net income available to common shareholders	$16,434,499	$13,947,959

Diluted net income per common share	$0.28	$0.24

For the three-month period ended April 4, 2009, anti-dilutive shares of 2,038,975 and performance-based stock options of 200,000, were excluded from the computations of diluted earnings per share and for the three-month period ended March 29, 2008, anti-dilutive shares of 999,885 and performance-based stock options of 620,000 were excluded from the computations of diluted earnings per share.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2008, the FASB issued FSP No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company has adopted FSP 157-2 effective January 4, 2009.

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS:  (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter of fiscal 2009 consolidated financial statements.  The Company has adopted the provisions of this statement effective April 4, 2009 and has included the required disclosures within Note 6.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior-period earnings per share data presented shall be adjusted retrospectively.  The Company has adopted the provisions of this standard effective January 4, 2009 and has included the required disclosures in Note 12.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our restated unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying restated unaudited condensed consolidated financial statements for the first quarter of fiscal 2009 reflect our financial position as of April 4, 2009.  The first quarter of fiscal 2008 ended on March 29, 2008.

As discussed in the Explanatory Note to this Amended Filing, the Company is restating its Original Filing of its Quarterly Report on Form 10-Q for the three months ended April 4, 2009, including comparative prior year financial results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	April 4, 2009 (Restated)	March 29, 2008 (Restated)

Wholesale sales:
Carter’s	34.1%	35.4%
OshKosh	6.4	6.5
Total wholesale sales	40.5	41.9

Retail store sales:
Carter’s	28.5	25.9
OshKosh	14.5	13.3
Total retail store sales	43.0	39.2

Mass channel sales	16.5	18.9

Consolidated net sales	100.0%	100.0%
Cost of goods sold	64.2	67.4

Gross profit	35.8	32.6
Selling, general, and administrative expenses	27.8	27.7
Workforce reduction and facility closure costs	2.4	--
Royalty income	(2.5)	(2.4)

Operating income	8.1	7.3
Interest expense, net	0.9	1.3

Income before income taxes	7.2	6.0
Provision for income taxes	2.6	1.8

Net income	4.6%	4.2%

Number of retail stores at end of period:
Carter’s	260	229
OshKosh	165	163
Total	425	392

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Three-month period ended April 4, 2009 compared to the three-month period ended March 29, 2008

CONSOLIDATED NET SALES

In the first quarter of fiscal 2009, consolidated net sales increased $23.3 million, or 7.0%, to $357.2 million and reflect growth in our Carter’s and OshKosh brand wholesale and retail store segments.

	For the three-month periods ended
(dollars in thousands)	April 4, 2009 (Restated)	% of Total	March 29, 2008 (Restated)	% of Total

Net sales:
Wholesale-Carter’s	$121,817	34.1%	$118,222	35.4%
Wholesale-OshKosh	22,764	6.4%	21,847	6.5%
Retail-Carter’s	101,930	28.5%	86,402	25.9%
Retail-OshKosh	51,828	14.5%	44,365	13.3%
Mass Channel-Carter’s	58,823	16.5%	63,049	18.9%
Total net sales	$357,162	100.0%	$333,885	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $3.6 million, or 3.0%, in the first quarter of fiscal 2009 to $121.8 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in average price per unit, partially offset by a 1% decrease in units shipped, as compared to the first quarter of fiscal 2008.  The increase in average price per unit during the first quarter of fiscal 2009 was driven by an increase in average selling prices to off-price customers.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $0.9 million, or 4.2%, in the first quarter of fiscal 2009 to $22.8 million.  The increase in OshKosh brand wholesale sales reflects a 9% increase in units shipped, partially offset by a 4% decrease in average price per unit as compared to the first quarter of fiscal 2008.  The increase in units shipped relates primarily to the timing of Spring 2009 shipments.  The decrease in average price per unit reflects a net reduction in selling prices due to product changes.

MASS CHANNEL SALES

Mass channel sales decreased $4.2 million, or 6.7%, in the first quarter of fiscal 2009 to $58.8 million.  The decrease was due to a $3.0 million, or 8.6%, decrease in sales of our Child of Mine brand to Walmart, and a $1.2 million, or 4.3%, decrease in sales of our Just One Year brand to Target.  These decreases were a result of the timing of shipments.  We anticipate our mass channel sales could decline approximately 15% in fiscal 2009 as compared to fiscal 2008, primarily due to lower sales of our Child of Mine brand.

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

GROSS PROFIT

Our gross profit increased $18.9 million, or 17.4%, to $127.7 million in the first quarter of fiscal 2009.  Gross profit as a percentage of net sales was 35.8% in the first quarter of fiscal 2009 as compared to 32.6% in the first quarter of fiscal 2008.

The increase in gross profit as a percentage of net sales reflects:

•	a greater mix of consolidated retail sales which, on average, have a higher gross margin than sales in our wholesale and mass channel segments;

•
improvement in our Carter’s and OshKosh retail segment gross margin (consolidated retail gross margin increased from 47.1% of consolidated retail store sales in first quarter of fiscal 2008 to 50.9% of consolidated retail store sales in first quarter of fiscal 2009); and

•	growth in Carter’s wholesale gross margin due primarily to an increase in average selling prices to off-price customers.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2009 increased $6.9 million, or 7.4%, to $99.1 million.  As a percentage of net sales, selling, general, and administrative expenses in the first quarter of fiscal 2009 were 27.8% as compared to 27.7% in the first quarter of fiscal 2008.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	higher provisions for incentive compensation; and

•	higher retail store expenses as a percentage of consolidated net sales.

Partially offsetting these increases were:

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

OPERATING INCOME

Operating income increased $4.5 million, or 18.3%, to $28.9 million in the first quarter of fiscal 2009.  The increase in operating income was due to the factors described above.

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

INCOME TAXES

Our effective tax rate was 35.5% for the first quarter of fiscal 2009 and 29.7% for the first quarter of fiscal 2008.  This change was a result of the reversal of $1.6 million of reserves for certain tax exposures following the completion of an Internal Revenue Service examination for fiscal 2004 and 2005 in the first quarter of fiscal 2008 as compared to the reversal of $1.0 million related to the completion of an Internal Revenue Service examination for fiscal 2006 in the first quarter of fiscal 2009.

NET INCOME

Our net income for the first quarter of fiscal 2009 increased $2.6 million, or 18.3%, to $16.6 million as compared to $14.0 million in the first quarter of fiscal 2008 as a result of the factors described above.

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

Net accounts receivable at April 4, 2009 were $92.7 million compared to $107.3 million at March 29, 2008 and $85.5 million at January 3, 2009.  The decrease as compared to March 29, 2008 primarily reflects lower levels of mass channel sales and a decrease in wholesale and mass channel sales in the latter part of the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  Due to the seasonal nature of our operations, the net accounts receivable balance at April 4, 2009 is not comparable to the net accounts receivable balance at January 3, 2009.

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

Our significant accounting policies are described in Note 2 to our restated audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K/A filed on January 15, 2010.  The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue ("EITF") No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” we have included the fair value of these arrangements of approximately $0.8 million in the first quarter of fiscal 2009 and $0.6 million in the first quarter of fiscal 2008 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)
Employee benefit plans:   We sponsor a defined benefit pension, defined contribution, and other post-retirement plans.  Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on the pension fund assets, and health care cost increase projections.  See Note 8 “Employee Benefit Plans” to our restated audited consolidated financial statements in our most recently filed Annual Report on Form 10-K/A for further details on rates and assumptions.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a Company’s financial statements.  These disclosures will be required for the Company beginning with the first quarter of fiscal 2009 consolidated financial statements.  The Company has adopted the provisions of this statement effective April 4, 2009 and has included the required disclosures within Note 6 to the accompanying restated unaudited condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior-period earnings per share data presented shall be adjusted retrospectively.  The Company has adopted the provisions of this standard effective January 4, 2009 and has included the required disclosures in Note 12 to the accompanying restated unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

At the time our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 was filed on April 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2009.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

Specifically, through the investigation discussed above, management identified: (i) control deficiencies in its internal controls associated with customer accommodations processes that constitute material weaknesses, and (ii) the need to restate prior period financial statements.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses in internal control over financial reporting identified are as follows:

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

ITEM 1A. RISK FACTORS:

You should carefully consider each of the following risk factors as well as the other information contained in this Quarterly Report on Form 10-Q/A and other filings with the Securities and Exchange Commission in evaluating our business.  The risks and uncertainties described below are not the only we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations.  If any of the following risks actually occur, our operating results may be affected.

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues.

In the first quarter of fiscal 2009, we derived approximately 42% of our consolidated net sales from our top eight customers, including mass channel customers.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

CARTER’S, INC.

Date: January 15, 2010	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: January 15, 2010	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)