Form 10-Q/A
period 2009-07-04
CARTERS INC
filed 2010-01-15
CIK 1060822

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

CARTER’S, INC.
FORM 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three and six-month periods ended July 4, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three and six-month periods ended July 4, 2009 and June 28, 2008, as discussed in Note 3 to the accompanying restated unaudited condensed consolidated financial statements.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on July 31, 2009.

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

Restatement of Other Financial Statements

With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K for fiscal 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009.  The amendment to our Annual Report on Form 10-K/A is being filed to restate our consolidated financial statements for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and for the fiscal years ended December 31, 2005 and January 1, 2005, as included in Item 6 – “Selected Financial Data,” as well as our selected condensed consolidated financial data (excluding footnotes) for the quarterly periods in fiscal 2007 and fiscal 2008 included in Item 8 – “Financial Statements and Supplementary Data.”  The amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited condensed consolidated financial statements and related financial information for the quarterly period ended April 4, 2009 and the comparative fiscal 2008 period for the effects of the restatement.  In addition, we are also concurrently filing our Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009, in which we are restating our financial information for the three and nine-month periods ended September 27, 2008.

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the restated periods should no longer be relied upon.

Internal Control Considerations

Through the investigation, management identified: (i) control deficiencies in its internal controls associated with customer accommodations processes that constitute material weaknesses, as discussed in Part I, Item 4 of this Amended Filing, and (ii) the need to restate prior period consolidated financial statements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Management has also determined that the Company’s disclosure controls and procedures were ineffective as of July 4, 2009.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weaknesses identified, see Part I, Item 4 included in this Amended Filing.

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

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	July 4, 2009 (Restated)	January 3, 2009 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$173,812	$162,349
Accounts receivable, net	85,051	85,452
Finished goods inventories, net	256,151	203,486
Prepaid expenses and other current assets	13,538	13,214
Deferred income taxes	30,021	35,545

Total current assets	558,573	500,046
Property, plant, and equipment, net	83,677	86,229
Tradenames	305,733	305,733
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	3,031	3,598
Licensing agreements, net	3,432	5,260
Other assets	293	576

Total assets	$1,091,309	$1,038,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	109,944	79,011
Other current liabilities	42,509	57,613

Total current liabilities	155,956	140,127
Long-term debt	332,772	334,523
Deferred income taxes	106,361	108,989
Other long-term liabilities	43,082	40,822

Total liabilities	638,171	624,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 4, 2009 and January 3, 2009	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 56,784,758 and 56,352,111 shares issued and outstanding at July 4, 2009 and January 3, 2009, respectively	568	563
Additional paid-in capital	217,707	211,767
Accumulated other comprehensive loss	(6,914)	(7,318)
Retained earnings	241,777	208,539

Total stockholders’ equity	453,138	413,551

Total liabilities and stockholders’ equity	$1,091,309	$1,038,012

See accompanying notes to the restated unaudited condensed consolidated financial statements

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 4, 2009 (Restated)	June 28, 2008 (Restated)	July 4, 2009 (Restated)	June 28, 2008 (Restated)

Net sales	$326,329	$303,636	$683,491	$637,521
Cost of goods sold	201,619	202,094	431,059	427,151

Gross profit	124,710	101,542	252,432	210,370
Selling, general, and administrative expenses	99,843	92,207	198,973	184,483
Workforce reduction and facility write-down and closure costs (Note 11)	2,980	--	11,400	--
Executive retirement charges (Note 14)	--	5,325	--	5,325
Royalty income	(7,472)	(7,203)	(16,234)	(15,117)

Operating income	29,359	11,213	58,293	35,679
Interest expense, net	2,708	4,789	5,883	9,309

Income before income taxes	26,651	6,424	52,410	26,370
Provision for income taxes	10,017	2,404	19,172	8,319

Net income	$16,634	$4,020	$33,238	$18,051

Basic net income per common share (Note 12)	$0.29	$0.07	$0.59	$0.32
Diluted net income per common share (Note 12)	$0.28	$0.07	$0.57	$0.31

See accompanying notes to the restated unaudited condensed consolidated financial statements

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the six-month periods ended
	July 4, 2009 (Restated)	June 28, 2008 (Restated)
Cash flows from operating activities:
Net income	$33,238	$18,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,990	14,150
Amortization of debt issuance costs	567	567
Non-cash stock-based compensation expense	3,543	5,055
Income tax benefit from exercised stock options	(1,313)	(60)
Non-cash asset impairment and facility write-down charges	3,662	--
Deferred income taxes	2,853	2,713
Effect of changes in operating assets and liabilities:
Accounts receivable	401	5,340
Inventories	(52,665)	(25,323)
Prepaid expenses and other assets	(767)	(1,220)
Accounts payable and other liabilities	20,492	4,786

Net cash provided by operating activities	27,001	24,059

Cash flows from investing activities:
Capital expenditures	(15,835)	(7,055)

Net cash used in investing activities	(15,835)	(7,055)

Cash flows from financing activities:
Payments on term loan	(1,751)	(875)
Share repurchases	--	(20,059)
Income tax benefit from exercised stock options	1,313	60
Proceeds from exercise of stock options	735	81

Net cash provided by (used in) financing activities	297	(20,793)

Net increase (decrease) in cash and cash equivalents	11,463	(3,789)
Cash and cash equivalents, beginning of period	162,349	49,012

Cash and cash equivalents, end of period	$173,812	$45,223

See accompanying notes to the restated unaudited condensed consolidated financial statements

CARTER’S, INC.
RESTATED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Restated balance at January 3, 2009	$563	$211,767	$(7,318)	$208,539	$413,551
Exercise of stock options (243,016 shares)	2	733	--	--	735
Income tax benefit from exercised stock options	--	1,313	--	--	1,313
Restricted stock activity	3	(3)	--	--	--
Stock-based compensation expense	--	3,197	--	--	3,197
Issuance of common stock (33,656 shares)	--	700	--	--	700
Comprehensive income (loss):
Restated net income	--	--	--	33,238	33,238
Derivative hedging adjustment, net of tax of $214	--	--	404	--	404
Total comprehensive income	--	--	404	33,238	33,642
Restated balance at July 4, 2009	$568	$217,707	$(6,914)	$241,777	$453,138

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

The effects of the restatement on the unaudited condensed consolidated balance sheets as of July 4, 2009 and January 3, 2009 are summarized in the following table:

	As of July 4, 2009			As of January 3, 2009
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Accounts receivable, net	$96,864	$(11,813)	$85,051	$106,060	$(20,608)	$85,452
Deferred income taxes	25,712	4,309	30,021	27,982	7,563	35,545
Total current assets	566,077	(7,504)	558,573	513,091	(13,045)	500,046
Total assets	1,098,813	(7,504)	1,091,309	1,051,057	(13,045)	1,038,012
Retained earnings	249,281	(7,504)	241,777	221,584	(13,045)	208,539
Total stockholders’ equity	460,642	(7,504)	453,138	426,596	(13,045)	413,551
Total liabilities and stockholders’ equity	1,098,813	(7,504)	1,091,309	1,051,057	(13,045)	1,038,012

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  (Continued)
The effects of the restatement on the unaudited condensed consolidated statements of operations for the three-month periods ended July 4, 2009 and June 28, 2008 are summarized in the following table:

	For the three-month period ended July 4, 2009			For the three-month period ended June 28, 2008
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Net sales	$317,909	$8,420	$326,329	$301,675	$1,961	$303,636
Gross profit	116,290	8,420	124,710	99,581	1,961	101,542
Operating income	20,939	8,420	29,359	9,252	1,961	11,213
Income before income taxes	18,231	8,420	26,651	4,463	1,961	6,424
Provision for income taxes	6,902	3,115	10,017	1,684	720	2,404
Net income	11,329	5,305	16,634	2,779	1,241	4,020
Basic net income per common share	0.20	0.09	0.29	0.05	0.02	0.07
Diluted net income per common share	0.19	0.09	0.28	0.05	0.02	0.07

The effects of the restatement on the unaudited condensed consolidated statements of operations for the six-month periods ended July 4, 2009 and June 28, 2008 are summarized in the following table:

	For the six-month period ended July 4, 2009			For the six-month period ended June 28, 2008
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Net sales	$674,696	$8,795	$683,491	$631,647	$5,874	$637,521
Gross profit	243,637	8,795	252,432	204,496	5,874	210,370
Operating income	49,498	8,795	58,293	29,805	5,874	35,679
Income before income taxes	43,615	8,795	52,410	20,496	5,874	26,370
Provision for income taxes	15,918	3,254	19,172	6,158	2,161	8,319
Net income	27,697	5,541	33,238	14,338	3,713	18,051
Basic net income per common share	0.49	0.10	0.59	0.25	0.07	0.32
Diluted net income per common share	0.47	0.10	0.57	0.24	0.07	0.31

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: (Continued)

The effects of the restatement on the unaudited condensed consolidated statements of cash flows for the six-month periods ended July 4, 2009 and June 28, 2008 are summarized in the following table:

	For the six-month period ended July 4, 2009			For the six-month period ended June 28, 2008
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$27,697	$5,541	$33,238	$14,338	$3,713	$18,051
Deferred income taxes	(401)	3,254	2,853	552	2,161	2,713
Decrease (increase) in accounts receivable	9,196	(8,795)	401	17,114	(11,774)	5,340
(Increase) decrease in prepaid expenses and other assets	(767)	--	(767)	(7,120)	5,900	(1,220)
Net cash provided by operating activities	27,001	--	27,001	24,059	--	24,059

The effects of the restatement on the Company’s segment information (see Note 10) for the three-month periods ended July 4, 2009 and June 28, 2008 are summarized in the following table:

	For the three-month period ended July 4, 2009			For the three-month period ended June 28, 2008
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Carter’s wholesale net sales	$100,088	$7,973	$108,061	$94,322	$(139)	$94,183
Carter’s wholesale operating income	12,352	7,973	20,325	12,663	(139)	12,524
Carter’s mass channel net sales	44,216	67	44,283	51,054	(19)	51,035
Carter’s mass channel operating income	8,639	67	8,706	7,123	(19)	7,104
Carter’s total segment net sales	254,431	8,040	262,471	238,032	(158)	237,874
Carter’s total segment operating income	37,566	8,040	45,606	30,144	(158)	29,986
OshKosh wholesale net sales	11,318	380	11,698	13,760	2,119	15,879
OshKosh wholesale operating (loss) income	(2,318)	380	(1,938)	(4,312)	2,119	(2,193)
OshKosh total segment net sales	63,478	380	63,858	63,643	2,119	65,762
OshKosh total segment operating (loss) income	(1,094)	380	(714)	(6,330)	2,119	(4,211)
Total net sales	317,909	8,420	326,329	301,675	1,961	303,636
Total operating income	20,939	8,420	29,359	9,252	1,961	11,213

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  (Continued)

The effects of the restatement on the Company’s segment information (see Note 10) for the six-month periods ended July 4, 2009 and June 28, 2008 are summarized in the following table:

	For the six-month period ended July 4, 2009			For the six-month period ended June 28, 2008
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Carter’s wholesales net sales	$222,985	$6,893	$229,878	$212,154	$251	$212,405
Carter’s wholesale operating income	36,531	6,893	43,424	34,222	251	34,473
Carter’s mass channel net sales	102,961	145	103,106	113,978	106	114,084
Carter’s mass channel operating income	16,674	145	16,819	13,865	106	13,971
Carter’s total net sales	538,003	7,038	545,041	505,190	357	505,547
Carter’s total operating income	86,368	7,038	93,406	69,887	357	70,244
OshKosh wholesale net sales	32,705	1,757	34,462	32,209	5,517	37,726
OshKosh wholesale operating (loss) income	(2,274)	1,757	(517)	(6,836)	5,517	(1,319)
OshKosh total net sales	136,693	1,757	138,450	126,457	5,517	131,974
OshKosh total operating (loss) income	(675)	1,757	1,082	(15,056)	5,517	(9,539)
Total net sales	674,696	8,795	683,491	631,647	5,874	637,521
Total operating income	49,498	8,795	58,293	29,805	5,874	35,679

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

At July 4, 2009, the carrying value of the Company’s White House, Tennessee distribution facility held for sale was estimated to be $2.8 million.  As discussed in more detail in Note 11, during the second quarter of fiscal 2009, the Company wrote down the carrying value of this property by approximately $0.7 million to reflect the decrease in the fair market value as evidenced by recent negotiations to sell the property.

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

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements were as follows:

	For the three-month period ended July 4, 2009		For the six-month period ended July 4, 2009
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$144	$(541)	$(3)	$(1,414)

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 4, 2009 (Restated)	% of Total	June 28, 2008 (Restated)	% of Total	July 4, 2009 (Restated)	% of Total	June 28, 2008 (Restated)	% of Total
Net sales:

Carter’s:
Wholesale	$108,061	33.1%	$94,183	31.0%	$229,878	33.6%	$212,405	33.3%
Retail	110,127	33.7%	92,656	30.5%	212,057	31.0%	179,058	28.1%
Mass Channel	44,283	13.6%	51,035	16.8%	103,106	15.1%	114,084	17.9%
Carter’s net sales	262,471	80.4%	237,874	78.3%	545,041	79.7%	505,547	79.3%

OshKosh:
Retail	52,160	16.0%	49,883	16.4%	103,988	15.2%	94,248	14.8%
Wholesale	11,698	3.6%	15,879	5.3%	34,462	5.1%	37,726	5.9%
OshKosh net sales	63,858	19.6%	65,762	21.7%	138,450	20.3%	131,974	20.7%

Total net sales	$326,329	100.0%	$303,636	100.0%	$683,491	100.0%	$637,521	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$20,325	18.8%	$12,524	13.3%	$43,424	18.9%	$34,473	16.2%
Retail	16,575	15.1%	10,358	11.2%	33,163	15.6%	21,800	12.2%
Mass Channel	8,706	19.7%	7,104	13.9%	16,819	16.3%	13,971	12.2%

Carter’s operating income	45,606	17.4%	29,986	12.6%	93,406	17.1%	70,244	13.9%

OshKosh:
Retail	786	1.5%	(2,646)	(5.3%)	455	0.4%	(9,379)	(10.0%)
Wholesale	(1,938)	(16.6%)	(2,193)	(13.8%)	(517)	(1.5%)	(1,319)	(3.5%)
Mass Channel (a)	438	--	628	--	1,144	--	1,159	--

OshKosh operating loss	(714)	(1.1%)	(4,211)	(6.4%)	1,082	0.8%	(9,539)	(7.2%)

Segment operating income	44,892	13.8%	25,775	8.5%	94,488	13.8%	60,705	9.5%

Corporate expenses (b)	(11,910)	(3.6%)	(9,237)	(3.0%)	(23,830)	(3.5%)	(19,701)	(3.1%)
Workforce reduction and facility write-down and closure costs (c)	(3,623)	(1.1%)	--	--	(12,365)	(1.8%)	--	--
Executive retirement charges (d)	--	--	(5,325)	(1.8%)	--	--	(5,325)	(0.8%)

Net corporate expenses	(15,533)	(4.8%)	(14,562)	(4.8%)	(36,195)	(5.3%)	(25,026)	(3.9%)

Total operating income	$29,359	9.0%	$11,213	3.7%	$58,293	8.5%	$35,679	5.6%

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)
Corporate expenses generally include expenses related to executive management, finance, stock-based compensation, building occupancy, information technology, certain legal fees, severance and relocation, incentive compensation, consulting, and audit fees.

(c)
Includes closure costs associated with our Barnesville, Georgia distribution facility including severance, asset impairment charges, other closure costs, and accelerated depreciation, asset impairment charges related to our Oshkosh, Wisconsin facility, write-down of our White House, Tennessee facility held for sale, and severance and other benefits related to the corporate workforce reduction (see Note 11).

(d)	Charges associated with an executive officer’s retirement (see Note 14).

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:

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
(unaudited)

NOTE 11 – WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:  (Continued)
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

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	July 4, 2009 (Restated)	June 28, 2008 (Restated)	July 4, 2009 (Restated)	June 28, 2008 (Restated)

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,220,522	56,156,795	56,089,674	56,685,914
Dilutive effect of unvested restricted stock	122,781	67,533	116,583	72,352
Dilutive effect of stock options	1,787,646	1,939,377	1,727,956	1,983,387
Diluted number of common and common equivalent shares outstanding	58,130,949	58,163,705	57,934,213	58,741,653

Basic net income per common share:
Net income	$16,634,000	$4,020,000	$33,238,000	$18,051,000
Income allocated to participating securities	(137,414)	(25,136)	(275,215)	(111,820)
Net income available to common shareholders	$16,496,586	$3,994,864	$32,962,785	$17,939,180

Basic net income per common share	$0.29	$0.07	$0.59	$0.32

Diluted net income per common share:
Net income	$16,634,000	$4,020,000	$33,238,000	$18,051,000
Income allocated to participating securities	(133,213)	(24,302)	(267,056)	(108,062)
Net income available to common shareholders	$16,500,787	$3,995,698	$32,970,944	$17,942,938

Diluted net income per common share	$0.28	$0.07	$0.57	$0.31

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

CARTER’S, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2008, the FASB issued FSP No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company has adopted FSP 157-2 effective January 4, 2009 and has included the required disclosures in Note 6.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the provisions of this FSP effective July 4, 2009 and has included the required disclosures in Note 6.

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying restated unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2009 reflect our financial position as of July 4, 2009.  The second quarter and first half of fiscal 2008 ended on June 28, 2008.

As discussed in the Explanatory Note to this Amended Filing, the Company is restating its Original Filing of its Quarterly Report on Form 10-Q for the three and six-month periods ended July 4, 2009, including comparative prior year financial results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	July 4, 2009 (Restated)	June 28, 2008 (Restated)	July 4, 2009 (Restated)	June 28, 2008 (Restated)

Wholesale sales:
Carter’s	33.1%	31.0%	33.6%	33.3%
OshKosh	3.6	5.3	5.1	5.9
Total wholesale sales	36.7	36.3	38.7	39.2

Retail store sales:
Carter’s	33.7	30.5	31.0	28.1
OshKosh	16.0	16.4	15.2	14.8
Total retail store sales	49.7	46.9	46.2	42.9

Mass channel sales	13.6	16.8	15.1	17.9

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	61.8	66.6	63.1	67.0

Gross profit	38.2	33.4	36.9	33.0
Selling, general, and administrative expenses	30.6	30.4	29.1	29.0
Workforce reduction and facility write-down and closure costs	0.9	--	1.7	--
Executive retirement charges	--	1.7	--	0.8
Royalty income	(2.3)	(2.4)	(2.4)	(2.4)

Operating income	9.0	3.7	8.5	5.6
Interest expense, net	0.8	1.6	0.8	1.5

Income before income taxes	8.2	2.1	7.7	4.1
Provision for income taxes	3.1	0.8	2.8	1.3

Net income	5.1%	1.3%	4.9%	2.8%

Number of retail stores at end of period:
Carter’s	271	231	271	231
OshKosh	168	163	168	163
Total	439	394	439	394

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three and six-month periods ended July 4, 2009 compared to the three and six-month periods ended June 28, 2008

CONSOLIDATED NET SALES

In the second quarter of fiscal 2009, consolidated net sales increased $22.7 million, or 7.5%, to $326.3 million and reflect growth in our Carter’s brand wholesale and retail store segments and our OshKosh brand retail store segment.  In the first half of fiscal 2009, consolidated net sales increased $46.0 million, or 7.2%, to $683.5 million and reflect growth in our Carter’s brand wholesale and retail store segments and our OshKosh brand retail store segment.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 4, 2009 (Restated)	% of Total	June 28, 2008 (Restated)	% of Total	July 4, 2009 (Restated)	% of Total	June 28, 2008 (Restated)	% of Total

Net sales:
Wholesale-Carter’s	$108,061	33.1%	$94,183	31.0%	$229,878	33.6%	$212,405	33.3%
Wholesale-OshKosh	11,698	3.6%	15,879	5.3%	34,462	5.1%	37,726	5.9%
Retail-Carter’s	110,127	33.7%	92,656	30.5%	212,057	31.0%	179,058	28.1%
Retail-OshKosh	52,160	16.0%	49,883	16.4%	103,988	15.2%	94,248	14.8%
Mass Channel-Carter’s	44,283	13.6%	51,035	16.8%	103,106	15.1%	114,084	17.9%
Total net sales	$326,329	100.0%	$303,636	100.0%	$683,491	100.0%	$637,521	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $13.9 million, or 14.7%, in the second quarter of fiscal 2009 to $108.1 million.  The increase in Carter’s brand wholesale sales was driven by an 11% increase in units shipped and a 4% increase in average price per unit, as compared to the second quarter of fiscal 2008.

Carter’s brand wholesale sales increased $17.5 million, or 8.2%, in the first half of fiscal 2009 to $229.9 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in units shipped and a 4% increase in average price per unit, as compared to the first half of fiscal 2008.

The increase in units shipped during the second quarter and first half of fiscal 2009 was primarily driven by increased off-price sales and strong over-the-counter performance at our wholesale customers.   The increase in average price per unit during the second quarter and first half of fiscal 2009 reflects higher average selling prices on off-price shipments and a change in product mix towards certain higher priced product offerings.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $4.2 million, or 26.3%, in the second quarter of fiscal 2009 to $11.7 million and reflects a 30% decrease in units shipped partially offset by a 6% increase in average price per unit as compared to the second quarter of fiscal 2008.

OshKosh brand wholesale sales decreased $3.3 million, or 8.7%, in the first half of fiscal 2009 to $34.5 million and reflects a 9% decrease in units shipped partially offset by a 1% increase in average price per unit as compared to the first half of fiscal 2008.

The decrease in units shipped during the second quarter and first half of fiscal 2009 relate primarily to a reduction in off-price shipments.  The increase in average price per unit during the second quarter and first half of fiscal 2009 reflect increased levels of customer accommodations due to poor product performance partially offset by higher average prices on off-price shipments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MASS CHANNEL SALES

Mass channel sales decreased $6.8 million, or 13.2%, in the second quarter of fiscal 2009 to $44.3 million.  The decrease was due to an $8.6 million, or 28.9%, decrease in sales of our Child of Mine brand to Walmart, partially offset by a $1.9 million, or 8.9%, increase in sales of our Just One Year brand to Target.  The decrease in Child of Mine brand sales resulted from a reduction in floor space.  The increase in Just One Year brand sales was driven largely by improved product performance and timing of product launches as compared to similar launches last year.

Mass channel sales decreased $11.0 million, or 9.6%, in the first half of fiscal 2009 to $103.1 million.  The decrease was due to an $11.7 million, or 17.9%, decrease in sales of our Child of Mine brand to Walmart, partially offset by a $0.7 million, or 1.4%, increase in sales of our Just One Year brand to Target.  The decrease in Child of Mine brand sales resulted primarily from a reduction in floor space.  The increase in sales of our Just One Year brand was due to improved product performance and new door growth.  We anticipate our mass channel sales could decline approximately 10% in fiscal 2009 as compared to fiscal 2008, primarily due to lower sales of our Child of Mine brand due to strategic assortment changes made be Walmart.

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

There were a total of 271 Carter’s retail stores as of July 4, 2009.  During the second quarter of fiscal 2009, we opened 11 Carter’s retail stores.  During the first half of fiscal 2009, we opened 18 Carter’s retail stores.  In total, we plan to open 25 Carter’s retail stores and close one Carter’s retail store during fiscal 2009.

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

GROSS PROFIT

Gross profit increased $23.2 million, or 22.8%, to $124.7 million in the second quarter of fiscal 2009.  Gross profit as a percentage of net sales was 38.2% in the second quarter of fiscal 2009 as compared to 33.4% in the second quarter of fiscal 2008.  Our gross profit increased $42.1 million, or 20.0%, to $252.4 million in the first half of fiscal 2009.  Gross profit as a percentage of net sales was 36.9% in the first half of fiscal 2009 as compared to 33.0% in the first half of fiscal 2008.

These increases in gross profit as a percentage of net sales reflect:

(i)	a greater mix of consolidated retail sales which, on average, have a higher gross margin than sales in our wholesale and mass channel segments;

(ii)	lower levels of excess inventory charges related to strong demand from off-price accounts, more favorable loss rates, and improved inventory management; and

(iii)	higher consolidated retail gross margins as a percentage of consolidated retail sales.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2009 increased $7.6 million, or 8.3%, to $99.8 million.  As a percentage of net sales, selling, general, and administrative expenses in the second quarter of fiscal 2009 were 30.6% as compared to 30.4% in the second quarter of fiscal 2008.  Selling, general, and administrative expenses in the first half of fiscal 2009 increased $14.5 million, or 7.9%, to $199.0 million.  As a percentage of net sales, selling, general, and administrative expenses in the first half of fiscal 2009 were 29.1% as compared to 29.0% in the first half of fiscal 2008.

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

OPERATING INCOME

Operating income increased $18.1 million to $29.4 million in the second quarter of fiscal 2009.  Our operating income increased $22.6 million, or 63.4% to $58.3 million in the first half of fiscal 2009.  These increases in operating income were due to the factors described above.

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

INCOME TAXES

Our effective tax rate was 37.6% for the second quarter of fiscal 2009 and 37.4% for the second quarter of fiscal 2008.

Our effective tax rate was 36.6% for the first half of fiscal 2009 and 31.5% in the first half of fiscal 2008.  This change was a result of the reversal of $1.6 million of reserves for certain tax exposures following the completion of an Internal Revenue Service examination for fiscal 2004 and 2005 in the first half of fiscal 2008 as compared to the reversal of $1.0 million related to the completion of an Internal Revenue Service examination for fiscal 2006 in the first half of fiscal 2009.

NET INCOME

As a result of the factors described above, our net income for the second quarter of fiscal 2009 increased $12.6 million to $16.6 million as compared to $4.0 million in the second quarter of fiscal 2008.  Our net income for the first half of fiscal 2009 increased $15.2 million to $33.2 million as compared to $18.1 million for the first half of fiscal 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolver, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by events described in our risk factors, as further discussed in Item 1A of this Form 10-Q/A.

Net accounts receivable at July 4, 2009 were $85.1 million compared to $89.3 million at June 28, 2008 and $85.5 million at January 3, 2009.  The decrease as compared to June 28, 2008 primarily reflects lower levels of mass channel sales.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 4, 2009 is not comparable to the net accounts receivable balance at January 3, 2009.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company has adopted FSP 157-2 effective January 4, 2009 and has included the required disclosures within Note 6 to the accompanying restated unaudited condensed consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company has adopted the provisions of this FSP effective July 4, 2009 and has included the required disclosures in Note 6 to the accompanying restated unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009.  The Company has adopted the provisions of this statement effective July 4, 2009 has included the required disclosures within Note 2 to the accompanying restated unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

At the time our Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 was filed on July 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2009.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

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

In the second quarter and first half of fiscal 2009, we derived approximately 38% and 40% of our consolidated net sales from our top eight customers, including mass channel customers.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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