Form 10-Q
period 2009-10-03
CARTERS INC
filed 2010-01-15
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]     No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting  Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at January 15, 2010
Common stock, par value $0.01 per share	58,077,002

CARTER’S, INC.
FORM 10-Q
EXPLANATORY NOTE

As part of this Quarterly Report on Form 10-Q, the Company is hereby amending its results for the three and nine-month periods ended September 27, 2008, which were originally filed with the Securities and Exchange Commission (“SEC”) on Form 10-Q on October 30, 2008 (“Original Filing”).

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

Restatement of Other Financial Statements

   With the filing of this Form 10-Q, we are concurrently filing amendments to our Annual Report on Form 10-K for fiscal 2008 and our Quarterly Reports on Form 10-Q for each of the quarterly periods ended April 4, 2009 and July 4, 2009.  The amendment to our Annual Report on Form 10-K/A is being filed to restate our consolidated financial statements for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and for the fiscal years ended December 31, 2005 and January 1, 2005, as included in Item 6 – “Selected Financial Data,” as well as our selected condensed consolidated financial data (excluding footnotes) for the quarterly periods in fiscal 2007 and fiscal 2008 included in Item 8 – “Financial Statements and Supplementary Data.” The amendments to our Quarterly Reports on Form 10-Q are being filed to restate our unaudited condensed consolidated financial statements and related financial information for the quarterly periods ended April 4, 2009 and July 4, 2009 and the comparative fiscal 2008 periods for the effects of the restatement.

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the restated periods should no longer be relied upon.

Internal Control Considerations

Through the investigation, management identified: (i) control deficiencies in its internal controls associated with customer accommodations processes that constitute material weaknesses, as discussed in Part I, Item 4 of this filing, and (ii) the need to restate prior period consolidated financial statements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Management has also determined that the Company’s disclosure controls and procedures were ineffective as of October 3, 2009.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weaknesses identified, see Part I, Item 4 included in this filing.

If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements.  Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.

The Company is amending and restating its financial information for the three and nine-month periods ended September 27, 2008, as modified and superseded where necessary to reflect the restatement in the following items:

•	Part I — Item 1. Financial Statements

o	Unaudited Condensed Consolidated Balance Sheet as of January 3, 2009
o	Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 27, 2008

o	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 27, 2008

o	Notes to Unaudited Condensed Consolidated Financial Statements — the impacts are more fully discussed in Note 3 — Restatement of Consolidated Financial Statements

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine-month periods ended September 27, 2008

In accordance with applicable SEC rules, this filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	October 3, 2009	January 3, 2009 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$214,339	$162,349
Accounts receivable, net	127,879	85,452
Finished goods inventories, net	223,510	203,486
Prepaid expenses and other current assets	11,845	13,214
Deferred income taxes	32,005	35,545

Total current assets	609,578	500,046
Property, plant, and equipment, net	84,430	86,229
Tradenames	305,733	305,733
Cost in excess of fair value of net assets acquired	136,570	136,570
Deferred debt issuance costs, net	2,750	3,598
Licensing agreements, net	2,597	5,260
Other assets	405	576

Total assets	$1,142,063	$1,038,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	68,009	79,011
Other current liabilities	69,808	57,613

Total current liabilities	141,320	140,127
Long-term debt	331,896	334,523
Deferred income taxes	106,646	108,989
Other long-term liabilities	43,628	40,822

Total liabilities	623,490	624,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at October 3, 2009 and January 3, 2009	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,037,018 and 56,352,111 shares issued and outstanding at October 3, 2009 and January 3, 2009, respectively	580	563
Additional paid-in capital	233,565	211,767
Accumulated other comprehensive loss	(6,755)	(7,318)
Retained earnings	291,183	208,539

Total stockholders’ equity	518,573	413,551

Total liabilities and stockholders’ equity	$1,142,063	$1,038,012

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 3, 2009	September 27, 2008 (Restated)	October 3, 2009	September 27, 2008 (Restated)

Net sales	$481,506	$434,882	$1,164,997	$1,072,403
Cost of goods sold	295,942	281,752	727,001	708,903

Gross profit	185,564	153,130	437,996	363,500
Selling, general, and administrative expenses	115,225	104,536	314,198	289,019
Workforce reduction and facility write-down and closure costs (Note 12)	--	2,609	11,400	2,609
Executive retirement charges (Note 15)	--	--	--	5,325
Royalty income	(10,637)	(9,576)	(26,871)	(24,693)

Operating income	80,976	55,561	139,269	91,240
Interest expense, net	2,688	4,048	8,571	13,357

Income before income taxes	78,288	51,513	130,698	77,883
Provision for income taxes	28,882	19,111	48,054	27,430

Net income	$49,406	$32,402	$82,644	$50,453

Basic net income per common share (Note 13)	$0.86	$0.57	$1.45	$0.89
Diluted net income per common share (Note 13)	$0.84	$0.55	$1.41	$0.86

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the nine-month periods ended
	October 3, 2009	September 27, 2008 (Restated)
Cash flows from operating activities:
Net income	$82,644	$50,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,396	20,576
Amortization of debt issuance costs	848	851
Non-cash stock-based compensation expense	5,200	6,756
Income tax benefit from exercised stock options	(11,374)	(3,457)
Non-cash asset impairment and facility write-down charges	3,662	2,609
Loss on sale or disposal of property, plant, and equipment	96	383
Deferred income taxes	1,310	198
Effect of changes in operating assets and liabilities:
Accounts receivable	(42,427)	(47,109)
Inventories	(20,024)	11,135
Prepaid expenses and other assets	(1,876)	(2,337)
Accounts payable and other liabilities	16,134	17,295

Net cash provided by operating activities	58,589	57,353

Cash flows from investing activities:
Capital expenditures	(23,238)	(19,197)
Proceeds from the sale of fixed assets	2,805	--

Net cash used in investing activities	(20,433)	(19,197)

Cash flows from financing activities:
Payments on term loan	(2,627)	(1,751)
Share repurchases	--	(29,774)
Income tax benefit from exercised stock options	11,374	3,457
Proceeds from exercise of stock options	5,087	560

Net cash provided by (used in) financing activities	13,834	(27,508)

Net increase in cash and cash equivalents	51,990	10,648
Cash and cash equivalents, beginning of period	162,349	49,012

Cash and cash equivalents, end of period	$214,339	$59,660

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 3, 2009 (Restated)	$563	$211,767	$(7,318)	$208,539	$413,551
Exercise of stock options (1,484,276 shares)	14	5,073	--	--	5,087
Income tax benefit from exercised stock options	--	11,374	--	--	11,374
Restricted stock activity	3	(3)	--	--	--
Stock-based compensation expense	--	4,654	--	--	4,654
Issuance of common stock (33,656 shares)	--	700	--	--	700
Comprehensive income:
Net income	--	--	--	82,644	82,644
Derivative hedging adjustment, net of tax of $307	--	--	563	--	563
Total comprehensive income	--	--	563	82,644	83,207
Balance at October 3, 2009	$580	$233,565	$(6,755)	$291,183	$518,573

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc., and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, OshKosh, OshKosh B’Gosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 273 Carter’s and 169 OshKosh retail stores that market our branded merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter’s, Inc. and its subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of October 3, 2009, the results of our operations for the three and nine-month periods ended October 3, 2009 and September 27, 2008, cash flows for the nine-month periods ended October 3, 2009 and September 27, 2008 and changes in stockholders’ equity for the nine-month period ended October 3, 2009.  Operating results for the three and nine-month periods ended October 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  Our accompanying condensed consolidated balance sheet as of January 3, 2009 is from our audited restated consolidated financial statements included in our most recently filed Annual Report on Form 10-K/A for the fiscal year ended January 3, 2009, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K/A in the notes to our audited consolidated financial statements for the fiscal year ended January 3, 2009.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2009 are as of October 3, 2009.  The third quarter and first nine months of fiscal 2008 ended on September 27, 2008.

As part of this Quarterly Report on Form 10-Q, the Company is hereby amending its results for the three and nine-month periods ended September 27, 2008, which were originally filed with the Securities and Exchange Commission on Form 10-Q on October 30, 2008 (“Original Filing”).

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

Subsequent events were evaluated through January 15, 2010, the date these financials were available to be issued, see Note 16, “Subsequent Events.”

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

The effects of the restatement on the unaudited condensed consolidated balance sheet as of January 3, 2009 are summarized in the following table:

	As of January 3, 2009
(dollars in thousands)	Previously Reported	Adjustments	Restated
			,
Accounts receivable, net	$106,060	$(20,608)	$85,452
Deferred income taxes	27,982	7,563	35,545
Total current assets	513,091	(13,045)	500,046
Total assets	1,051,057	(13,045)	1,038,012
Retained earnings	221,584	(13,045)	208,539
Total stockholders’ equity	426,596	(13,045)	413,551
Total liabilities and stockholders’ equity	1,051,057	(13,045)	1,038,012

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  (Continued)

The effects of the restatement on the unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 27, 2008 are summarized in the following table:

	For the three-month period ended September 27, 2008			For the nine-month period ended September 27, 2008
(dollars in thousands, except per share data)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Net sales	$436,419	$(1,537)	$434,882	$1,068,066	$4,337	$1,072,403
Gross profit	154,667	(1,537)	153,130	359,163	4,337	363,500
Operating income	57,098	(1,537)	55,561	86,903	4,337	91,240
Income before income taxes	53,050	(1,537)	51,513	73,546	4,337	77,883
Provision for income taxes	19,675	(564)	19,111	25,833	1,597	27,430
Net income	33,375	(973)	32,402	47,713	2,740	50,453
Basic net income per common share (a)	0.59	(0.02)	0.57	0.84	0.05	0.89
Diluted net income per common share (a)	0.57	(0.02)	0.55	0.81	0.05	0.86

(a)
Previously reported basic and diluted net income per share have been adjusted to reflect the adoption of new accounting guidance which requires earnings per share to be calculated pursuant to the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

The effects of the restatement on the unaudited condensed consolidated statements of cash flows for the nine-month period ended September 27, 2008 are summarized in the following table:

	For the nine-month period ended September 27, 2008
(dollars in thousands)	Previously Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$47,713	$2,740	$50,453
Deferred income taxes	(1,399)	1,597	198
Increase in accounts receivable	(40,387)	(6,722)	(47,109)
(Increase) decrease in prepaid expenses and other assets	(4,722)	2,385	(2,337)
Net cash provided by operating activities	57,353	--	57,353

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:  (Continued)

The effects of the restatement on the Company’s segment information (see Note 11) for the three and nine-month periods ended September 27, 2008 are summarized in the following table:

	For the three-month period ended September 27, 2008			For the nine-month period ended September 27, 2008
(dollars in thousands)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated

Carter’s wholesale net sales	$151,848	$(1,798)	$150,050	$364,002	$(1,547)	$362,455
Carter’s wholesale operating income (a)	29,520	(1,798)	27,722	63,742	(1,547)	62,195
Carter’s mass channel net sales	76,694	114	76,808	190,672	220	190,892
Carter’s mass channel operating income (a)	10,055	114	10,169	23,920	220	24,140
Carter’s total net sales	341,050	(1,684)	339,366	846,240	(1,327)	844,913
Carter’s total operating income	59,942	(1,684)	58,258	129,829	(1,327)	128,502
OshKosh wholesale net sales	22,801	147	22,948	55,010	5,664	60,674
OshKosh wholesale operating income (loss)	1,546	147	1,693	(5,290)	5,664	374
OshKosh total net sales	95,369	147	95,516	221,826	5,664	227,490
OshKosh total operating income (loss)	12,120	147	12,267	(2,936)	5,664	2,728
Total net sales	436,419	(1,537)	434,882	1,068,066	4,337	1,072,403
Total operating income	57,098	(1,537)	55,561	86,903	4,337	91,240

(a) Previously reported operating income for the nine-month period ended September 27, 2008 reflects a $656,000 reclassification from Carter’s mass channel to Carter’s wholesale to further refine allocations of inventory-related charges for comparative purposes.

NOTE 4 – COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is summarized as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 3, 2009	September 27, 2008 (Restated)	October 3, 2009	September 27, 2008 (Restated)

Net income	$49,406	$32,402	$82,644	$50,453
Unrealized gain (loss) on interest rate collar, net of taxes of $110, $216, and $(199)	--	188	407	(375)
Unrealized gain on interest rate swap agreements, net of taxes of $93, $203, $91, and $28	159	345	156	28
Total comprehensive income	$49,565	$32,935	$83,207	$50,106

NOTE 5 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

The Carter’s cost in excess of fair value of net assets acquired represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 over the fair value of the net assets acquired.  The Carter’s cost in excess of fair value of net assets acquired is not deductible for tax purposes.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 5 – COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:  (Continued)

The Carter’s cost in excess of fair value of net assets acquired and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.

The Company’s intangible assets are comprised of the following:

		October 3, 2009			January 3, 2009
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s cost in excess of fair value of net assets acquired (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$16,503	$2,597	$19,100	$13,840	$5,260
Leasehold interests	4.1 years	$1,833	$1,833	$--	$1,833	$1,599	$234

(1) $51.8 million of which relates to Carter’s wholesale segment, $82.0 of which relates to Carter’s retail segment, and $2.7 million of which relates to Carter’s mass channel segment.

Amortization expense for intangible assets was approximately $0.9 million for the three-month period ended October 3, 2009 and $1.0 million for the three-month period ended September 27, 2008.  Amortization expense for intangible assets was approximately $2.9 million and $3.1 million for the nine-month periods ended October 3, 2009 and September 27, 2008.  Amortization expense for the remainder of fiscal 2009 and fiscal 2010 for the OshKosh licensing agreements and leasehold interests is expected to be as follows:

(dollars in thousands)
Fiscal Year	Estimated amortization expense

2009 (period from October 4 through January 2, 2010)	$820
2010	1,777

Total	$2,597

NOTE 6 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  During the first quarter of fiscal 2009, the Internal Revenue Service completed an income tax audit for fiscal 2006, and began an audit of fiscal 2007.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2006.

During the first nine months of fiscal 2009, we recognized approximately $1.4 million in tax benefits consisting of $1.0 million due to the completion of the Internal Revenue Service audit for fiscal 2006 and approximately $0.4 million due to various statute closures.  During the first nine months of fiscal 2008, we recognized approximately $1.9 million in tax benefits consisting of $1.6 million due to the completion of an Internal Revenue Service audit for fiscal 2004 and 2005 and approximately $0.3 million due to various statute closures, primary state and local jurisdictions.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 6 – INCOME TAXES:  (Continued)

As of October 3, 2009, the Company had gross unrecognized tax benefits of approximately $7.5 million.  Substantially all of the Company’s reserve for unrecognized tax benefits as of October 3, 2009, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

The Company settled its ongoing Internal Revenue Service audit of the Company’s income tax return for fiscal 2007 in the fourth quarter of fiscal 2009.  The Company is not anticipating a material payment or material impact on its effective tax rate as a result of the expected settlement.

Included in the reserves for unrecognized tax benefits are approximately $0.6 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2010.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2010 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $0.5 million of interest accrued as of October 3, 2009.

NOTE 7 – FINANCIAL INSTRUMENTS:

The guidance on fair value measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at October 3, 2009:

(dollars in millions)	Level 1	Level 2	Level 3

Assets
Investments	$--	$190.0	$--
Interest rate hedge agreements	$--	$0.1	$--

Liabilities
Interest rate hedge agreements	$--	$1.9	$--

At October 3, 2009, we had approximately $190.0 million invested in two Dreyfus Cash Management Funds and U.S. Treasury Bills, which are included in cash and cash equivalents on the accompanying unaudited condensed consolidated balance sheet.  The funds consisted of the Dreyfus Treasury Prime Cash Management Fund ($87.9 million), which invests only in U.S. Treasury Bills or U.S. Treasury Notes, and the Dreyfus Tax Exempt Cash Management Fund ($42.1 million), which invests in short-term, high quality municipal obligations that provide income exempt from federal taxes.  We also invested $60.0 million in U.S. Treasury Bills that mature in the fourth quarter of fiscal 2009.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 7 – FINANCIAL INSTRUMENTS:  (Continued)

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility.  The Company enters into interest rate swap agreements in order to hedge the risk of interest rate fluctuations.  These interest rate swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate term loan debt.  Our interest rate swap agreements are traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

As of October 3, 2009, approximately $243.0 million of our $335.4 million of outstanding debt was hedged under interest rate swap agreements.  These interest rate swap agreements mature at various times through January 2011.  We continue to be in compliance with the 25% hedging requirement under our senior credit facility.

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheet as of October 3, 2009 was as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate hedge agreements	Prepaid expenses and other current assets	$0.1	Other current liabilities	$1.9

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements were as follows:

	For the three-month period ended October 3, 2009		For the nine-month period ended October 3, 2009
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$159	$(720)	$156	$(2,134)

(1) Amount recognized in accumulated other comprehensive (loss) income, net of tax of $93,000 and $91,000 for the three and nine-month periods ended October 3, 2009, respectively.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement Plan.  We also offer life insurance to current and certain future retirees.  Employee contributions are required as a condition of participation for both medical benefits and life insurance and our liabilities are net of these expected employee contributions.  See Note 8 “Employee Benefit Plans” to our audited restated consolidated financial statements in our most recently filed Annual Report on Form 10-K/A for further information.

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost – benefits attributed to service during the period	$23	$26	$69	$79
Interest cost on accumulated post-retirement benefit obligation	113	132	339	395
Amortization net actuarial gain	(7)	--	(21)	--
Total net periodic post-retirement benefit cost	$129	$158	$387	$474

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Interest cost on accumulated pension benefit obligation	$12	$13	$38	$39

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension benefit associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Interest cost on accumulated pension benefit obligation	$567	$562	$1,702	$1,686
Expected return on assets	(651)	(943)	(1,951)	(2,830)
Amortization of actuarial loss (gain)	103	(19)	308	(57)
Total net periodic pension expense (benefit)	$19	$(400)	$59	$(1,201)

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – COMMON STOCK:

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

During the first nine months of fiscal 2009, the Company did not repurchase any shares of its common stock.  During the third quarter and first nine months of fiscal 2008, the Company repurchased and retired approximately 578,098 and 1,898,183 shares of its common stock at an average price of $16.81 and $15.69 per share, respectively.  Since inception of the program and through October 3, 2009, the Company repurchased and retired approximately 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

During the first nine months of fiscal 2009, the Company issued 33,656 shares of common stock at a fair market value of $20.80 to its non-management board members.  In connection with this issuance, we recognized approximately $700,000 in stock-based compensation expense.  During the first nine months of fiscal 2008, the Company issued 43,386 shares of common stock at a fair market value of $14.52 to its non-management board members.  In connection with this issuance, we recognized approximately $630,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

NOTE 10 – STOCK-BASED COMPENSATION:

Under our Amended and Restated 2003 Equity Incentive Plan, the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine-month period ended October 3, 2009.

Assumptions

Volatility	35.75%
Risk-free interest rate	2.54%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – STOCK-BASED COMPENSATION:  (Continued)

The following table summarizes our stock option and restricted stock activity during the nine-month period ended October 3, 2009:

	Time-based stock options	Performance-based stock options	Retained stock options	Restricted stock

Outstanding, January 3, 2009	4,733,080	220,000	113,514	444,589

Granted	470,000	--	--	219,500
Exercised	(1,370,762)	--	(113,514)	--
Vested restricted stock	--	--	--	(134,381)
Forfeited	(85,600)	(20,000)	--	(52,525)
Expired	(42,000)	--	--	--

Outstanding, October 3, 2009	3,704,718	200,000	--	477,183

Exercisable, October 3, 2009	2,595,048	--	--	--

During the three-month period ended October 3, 2009, we granted 22,000 time-based stock options with a weighted-average Black-Scholes fair value of $11.32 and a weighted-average exercise price of $26.49.  In connection with these grants, we recognized approximately $9,400 in stock-based compensation expense.

During the nine-month period ended October 3, 2009, we granted 470,000 time-based stock options with a weighted-average Black-Scholes fair value of $7.78 and a weighted-average exercise price of $18.48.  In connection with these grants, we recognized approximately $451,000 in stock-based compensation expense.

During the three-month period ended October 3, 2009, we granted 11,000 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $26.49.  In connection with these grants, we recognized approximately $11,000 in stock-based compensation expense.

During the nine-month period ended October 3, 2009, we granted 219,500 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $18.50.  In connection with these grants, we recognized approximately $496,000 in stock-based compensation expense.

As a result of the retirement of an executive officer during the first nine months of fiscal 2008, the Company recognized approximately $2.2 million of stock-based compensation expense as a result of the accelerated vesting of 400,000 performance-based stock options (see Note 15, “Executive Retirement Charges”).

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2009 (period from October 4 through January 2, 2010)	$720	$717	$1,437
2010	2,550	2,522	5,072
2011	1,987	2,059	4,046
2012	1,111	1,242	2,353
Total	$6,368	$6,540	$12,908

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – SEGMENT INFORMATION:

We report segment information in accordance with accounting guidance on segment reporting which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  We report our corporate expenses, workforce reduction, and facility write-down and closure costs separately as they are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of our reportable segments.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	Oct. 3, 2009	% of Total	Sept. 27, 2008 (Restated)	% of Total	Oct. 3, 2009	% of Total	Sept. 27, 2008 (Restated)	% of Total
Net sales:

Carter’s:
Wholesale	$165,672	34.4%	$150,050	34.5%	$395,550	34.0%	$362,455	33.8%
Retail	137,708	28.6%	112,508	25.9%	349,765	30.0%	291,566	27.2%
Mass Channel	78,584	16.3%	76,808	17.6%	181,690	15.6%	190,892	17.8%
Carter’s net sales	381,964	79.3%	339,366	78.0%	927,005	79.6%	844,913	78.8%

OshKosh:
Retail	74,103	15.4%	72,568	16.7%	178,091	15.3%	166,816	15.5%
Wholesale	25,439	5.3%	22,948	5.3%	59,901	5.1%	60,674	5.7%
OshKosh net sales	99,542	20.7%	95,516	22.0%	237,992	20.4%	227,490	21.2%

Total net sales	$481,506	100.0%	$434,882	100.0%	$1,164,997	100.0%	$1,072,403	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$36,954	22.3%	$27,722	18.5%	$80,378	20.3%	$62,195	17.2%
Retail	31,381	22.8%	20,367	18.1%	64,544	18.5%	42,167	14.5%
Mass Channel	14,482	18.4%	10,169	13.2%	31,301	17.2%	24,140	12.6%

Carter’s operating income	82,817	21.7%	58,258	17.2%	176,223	19.0%	128,502	15.2%

OshKosh:
Retail	10,765	14.5%	9,810	13.5%	11,220	6.3%	431	0.3%
Wholesale	4,124	16.2%	1,693	7.4%	3,607	6.0%	374	0.6%
Mass Channel (a)	709	--	764	--	1,853	--	1,923	--

OshKosh operating income	15,598	15.7%	12,267	12.8%	16,680	7.0%	2,728	1.2%

Segment operating income	98,415	20.4%	70,525	16.2%	192,903	16.6%	131,230	12.2%

Corporate expenses (b)	(17,439)	(3.6%)	(12,355)	(2.8%)	(41,269)	(3.5%)	(32,056)	(3.0%)
Workforce reduction and facility write-down and closure costs (c)	--	--	(2,609)	(0.6%)	(12,365)	(1.1%)	(2,609)	(0.2%)
Executive retirement charges (d)	--	--	--	--	--	--	(5,325)	(0.5%)

Net corporate expenses	(17,439)	(3.6%)	(14,964)	(3.4%)	(53,634)	(4.6%)	(39,990)	(3.7%)

Total operating income	$80,976	16.8%	$55,561	12.8%	$139,269	12.0%	$91,240	8.5%

(a) OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)    Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, audit fees, and investments in e-commerce.

(c)    Includes closure costs associated with our Barnesville, Georgia distribution facility including severance, asset impairment charges, other closure costs, and accelerated depreciation, asset impairment charges related to our Oshkosh, Wisconsin facility, write-down of our White House, Tennessee facility, and severance and other benefits related to the corporate workforce reduction (see Note 12).

(d) Charges associated with an executive officer’s retirement (see Note 15).

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:

Corporate Workforce Reduction

On April 21, 2009, the Company announced to affected employees a plan to reduce its corporate workforce (defined as excluding retail district managers, hourly retail store employees, and distribution center employees).  Approximately 150 employees were affected under the plan.  The plan includes consolidating the majority of our operations performed in our Oshkosh, Wisconsin office into other Company locations.  This consolidation will result in the addition of resources in our other locations.

As a result of this corporate workforce reduction, during the first nine months of fiscal 2009, we recorded charges of $7.3 million consisting of $5.5 million in severance charges and other benefits ($3.3 million which related to corporate office positions in connection with our existing plan and $2.2 million of special one-time benefits provided to affected employees), and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin office.  The majority of the severance payments will be paid through the end of fiscal 2010.

The following table summarizes restructuring reserves related to the corporate workforce reduction which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other one-time benefits

Balance at April 4, 2009	$3,300
Provision	2,200
Payments	(900)
Balance at July 4, 2009	4,600
Provision	--
Payments	(1,300)
Balance at October 3, 2009	$3,300

Barnesville Distribution Facility Closure

On April 2, 2009, the Company announced to affected employees a plan to close its Barnesville, Georgia distribution center.  Approximately 210 employees were affected by this closure.  Operations at the Barnesville facility ceased on June 1, 2009.

In accordance with accounting guidance on accounting for the impairment or disposal of long-lived assets, under a held and used model, it was determined that the distribution facility assets became impaired during March 2009, when it became “more likely than not” that the expected life of the Barnesville, Georgia distribution facility would be significantly shortened.  Accordingly, we wrote down the assets to their estimated recoverable fair value in March 2009.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.

In conjunction with the plan to close the Barnesville, Georgia distribution center, the Company recorded approximately $4.3 million during the first nine months of fiscal 2009, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS: (continued)

The following table summarizes restructuring reserves related to the closure of the Barnesville, Georgia distribution center which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total

Balance at April 4, 2009	$1,700	$500	$2,200
Provision	--	--	--
Payments	(700)	--	(700)
Balance at July 4, 2009	1,000	500	1,500
Provision	--	--	--
Payments	(500)	--	(500)
Adjustments	(400)	--	(400)
Balance at October 3, 2009	$100	$500	$600

White House Distribution Facility

During the first nine months of fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility by approximately $0.7 million to $2.8 million to reflect the decrease in the fair market value as evidenced by recent negotiations to sell the facility.  During the third quarter of fiscal 2009, the Company sold the facility for net proceeds of approximately $2.8 million.

In the third quarter of fiscal 2008, the Company wrote down the carrying value of the White House, Tennessee distribution facility by approximately $2.6 million to $3.5 million to reflect the anticipated selling price of the property at that time.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 – EARNINGS PER SHARE:

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

The Company calculates basic and diluted net income per common share in accordance with new accounting guidance which requires earnings per share to be calculated pursuant to the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the nine-month periods ended
	October 3, 2009	September 27, 2008 (Restated)	October 3, 2009	September 27, 2008 (Restated)

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,825,229	56,015,725	56,334,860	56,462,515
Dilutive effect of unvested restricted stock	112,370	84,593	116,483	84,119
Dilutive effect of stock options	1,622,531	1,863,623	1,684,897	1,943,772
Diluted number of common and common equivalent shares outstanding	58,560,130	57,963,941	58,136,240	58,490,406

Basic net income per common share:
Net income	$49,406,000	$32,402,000	$82,644,000	$50,453,000
Income allocated to participating securities	(411,426)	(274,037)	(694,154)	(423,354)
Net income available to common shareholders	$48,994,574	$32,127,963	$81,949,846	$50,029,646

Basic net income per common share	$0.86	$0.57	$1.45	$0.89

Diluted net income per common share:
Net income	$49,406,000	$32,402,000	$82,644,000	$50,453,000
Income allocated to participating securities	(400,097)	(265,286)	(674,160)	(409,379)
Net income available to common shareholders	$49,005,903	$32,136,714	$81,969,840	$50,043,621

Diluted net income per common share	$0.84	$0.55	$1.41	$0.86

For the three and nine-month periods ended October 3, 2009, anti-dilutive shares of 474,800 and 1,292,900, respectively, and performance-based stock options of 200,000, were excluded from the computations of diluted earnings per share.  For the three and nine-month periods ended September 27, 2008, anti-dilutive shares of 1,400,300 and 1,545,725, respectively, and performance-based stock options of 220,000 were excluded from the computations of diluted earnings per share.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 4, 2009, the Company adopted new accounting guidance on fair value measurements.  The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  See Note 7 for additional information regarding our fair value measurements for financial assets and financial liabilities.  The new guidance is effective for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Effective January 4, 2009, the Company adopted new accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior period earnings per share data presented shall be adjusted retrospectively.  The Company has included the required disclosures in Note 13.

Effective April 4, 2009, the Company adopted new accounting guidance on enhanced disclosures on the effect of derivatives on a company’s financial statements.  This new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations, and cash flows. The Company has included the required disclosures in Note 7.

Effective July 4, 2009, the Company adopted new accounting guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance applies prospectively to both interim and annual financial periods ending after June 15, 2009.  The Company has included the required disclosures in Note 2.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards CodificationTM (“Codification”).  The Codification will become the source of authoritative GAAP recognized by the FASB to be applied for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has amended its disclosures accordingly within this Quarterly Report on Form 10-Q.

In December 2008, the FASB issued new accounting guidance on enhanced disclosures about plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension or other postretirement plans.  The guidance is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact that the required disclosures will have on its consolidated financial statements.

NOTE 15 – EXECUTIVE RETIREMENT CHARGES:

On June 11, 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the first nine months of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 – SUBSEQUENT EVENTS:

Sale of Oshkosh, Wisconsin Office

Due to the workforce reduction announced in the second quarter of fiscal 2009 (see Note 12) and the subsequent integration of corporate functions, the Company vacated its Oshkosh, Wisconsin office building in December 2009.  In the fourth quarter of fiscal 2009, the Company sold this building for approximately $1.3 million.

Senior Credit Facility Waiver

On November 17, 2009, the Company obtained a waiver to its Senior Credit Facility which waived defaults resulting from the untimely filing of the Company’s third quarter fiscal 2009 consolidated financial statements and arising from, or giving rise to, the restatement of prior period financial statements.  The waiver resulted in consent fees totaling approximately $450,000 and requires the Company to deliver to the lenders the restatement of prior period consolidated financial statements and the third quarter of fiscal 2009 consolidated financial statements by January 15, 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2009 reflect our financial position as of October 3, 2009.  The third quarter and first nine months of fiscal 2008 ended on September 27, 2008.

As discussed in the Explanatory Note to this filing, the Company is restating its financial information for the three and nine-month periods ended September 27, 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	October 3, 2009	September 27, 2008 (Restated)	October 3, 2009	September 27, 2008 (Restated)

Wholesale sales:
Carter’s	34.4%	34.5%	34.0%	33.8%
OshKosh	5.3	5.3	5.1	5.7
Total wholesale sales	39.7	39.8	39.1	39.5

Retail store sales:
Carter’s	28.6	25.9	30.0	27.2
OshKosh	15.4	16.7	15.3	15.5
Total retail store sales	44.0	42.6	45.3	42.7

Mass channel sales	16.3	17.6	15.6	17.8

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	61.5	64.8	62.4	66.1

Gross profit	38.5	35.2	37.6	33.9
Selling, general, and administrative expenses	23.9	24.0	27.0	27.0
Workforce reduction and facility write-down and closure costs	--	0.6	0.9	0.2
Executive retirement charges	--	--	--	0.5
Royalty income	(2.2)	(2.2)	(2.3)	(2.3)

Operating income	16.8	12.8	12.0	8.5
Interest expense, net	0.5	1.0	0.8	1.2

Income before income taxes	16.3	11.8	11.2	7.3
Provision for income taxes	6.0	4.3	4.1	2.6

Net income	10.3%	7.5%	7.1%	4.7%

Number of retail stores at end of period:
Carter’s	273	234	273	234
OshKosh	169	163	169	163
Total	442	397	442	397

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three and nine-month periods ended October 3, 2009 compared to the restated three and nine-month periods ended September 27, 2008

CONSOLIDATED NET SALES

In the third quarter of fiscal 2009, consolidated net sales increased $46.6 million, or 10.7%, to $481.5 million and reflects growth in all channels of distribution.  In the first nine months of fiscal 2009, consolidated net sales increased $92.6 million, or 8.6%, to $1.2 billion and reflects growth in Carter’s brand wholesale and retail store segments and OshKosh brand retail store segment.

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	October 3, 2009	% of Total	September 27, 2008 (Restated)	% of Total	October 3, 2009	% of Total	September 27, 2008 (Restated)	% of Total

Net sales:
Wholesale-Carter’s	$165,672	34.4%	$150,050	34.5%	$395,550	34.0%	$362,455	33.8%
Wholesale-OshKosh	25,439	5.3%	22,948	5.3%	59,901	5.1%	60,674	5.7%
Retail-Carter’s	137,708	28.6%	112,508	25.9%	349,765	30.0%	291,566	27.2%
Retail-OshKosh	74,103	15.4%	72,568	16.7%	178,091	15.3%	166,816	15.5%
Mass Channel-Carter’s	78,584	16.3%	76,808	17.6%	181,690	15.6%	190,892	17.8%
Total net sales	$481,506	100.0%	$434,882	100.0%	$1,164,997	100.0%	$1,072,403	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $15.6 million, or 10.4%, in the third quarter of fiscal 2009 to $165.7 million, driven by a 7% increase in units shipped and a 3% increase in average price per unit, as compared to the third quarter of fiscal 2008.

Carter’s brand wholesale sales increased $33.1 million, or 9.1%, in the first nine months of fiscal 2009 to $395.6 million, driven by a 5% increase in units shipped and a 4% increase in average price per unit, as compared to the first nine months of fiscal 2008.

The increase in units shipped during the third quarter and first nine months of fiscal 2009 was primarily driven by strong over-the-counter performance at our wholesale customers.  The increase in average price per unit during the third quarter and first nine months of fiscal 2009 was driven primarily by higher average selling prices on off-price sales as compared to the third quarter and first nine months of fiscal 2008.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $2.5 million, or 10.9%, in the third quarter of fiscal 2009 to $25.4 million and reflects a 10% increase in units shipped and a 1% increase in average price per unit as compared to the third quarter of fiscal 2008.  The increase in units shipped is due to earlier customer demand and higher levels of off-price sales during the third quarter of fiscal 2009.

OshKosh brand wholesale sales decreased $0.8 million, or 1.3%, in the first nine months of fiscal 2009 to $59.9 million and reflects a 3% decrease in units shipped partially offset by a 2% increase in average price per unit as compared to the first nine months of fiscal 2008.  The decrease in units shipped during the first nine months of fiscal 2009 relate primarily to a reduction in off-price shipments.  The increase in average price per unit during the first nine months of fiscal 2009 reflects higher average selling prices on off-price sales as compared to the first nine months of fiscal 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MASS CHANNEL SALES

Mass channel sales increased $1.8 million, or 2.3%, in the third quarter of fiscal 2009 to $78.6 million.  The increase was due to a $6.5 million, or 24.2%, increase in sales of our Just One Year brand to Target, partially offset by a $4.7 million, or 9.5%, decrease in sales of our Child of Mine brand to Walmart.  Mass channel sales decreased $9.2 million, or 4.8%, in the first nine months of fiscal 2009 to $181.7 million.  The decrease was due to a $16.4 million, or 14.2%, decrease in sales of our Child of Mine brand to Walmart, partially offset by a $7.2 million, or 9.5%, increase in sales of our Just One Year brand to Target.

The decrease in Child of Mine brand sales during the third quarter and first nine months of fiscal 2009 resulted from assortment changes made by Walmart and related reduction in floor space at this retailer.  The increase in Just One Year brand sales during the third quarter and first nine months of fiscal 2009 was driven largely by increased demand resulting from new playwear programs introduced for Fall 2009, increased floor space, and improved product performance.

We anticipate our mass channel sales will decline approximately 6% in fiscal 2009 as compared to fiscal 2008, primarily due to lower sales of our Child of Mine brand due to assortment changes made by Walmart and related reduction in floor space at this retailer.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $25.2 million, or 22.4%, in the third quarter of fiscal 2009 to $137.7 million.  The increase was driven by incremental sales of $15.6 million generated by new store openings and a comparable store sales increase of 6.1%, or $10.0 million.  On a comparable store basis, transactions increased 3.8%, units per transaction increased 2.8%, and average prices decreased 0.6% as compared to the third quarter of fiscal 2008.

Carter’s retail store sales increased $58.2 million, or 20.0%, in the first nine months of fiscal 2009 to $349.8 million.  The increase was driven by incremental sales of $34.9 million generated by new store openings and a comparable store sales increase of 6.5%, or $23.7 million.  On a comparable store basis, transactions increased 4.8%, units per transaction increased 2.1%, and average prices decreased 0.4% as compared to the first nine months of fiscal 2008.

We attribute the increases in transactions during the third quarter and first nine months of fiscal 2009 to strong product performance in all product categories, changes in our merchandising strategies which include a higher mix of opening price point items (high-volume, entry level basic products), a better assortment of in-season merchandise on the floor, in-store product presentation, and direct to consumer marketing efforts which include our new catazine customer mailings.  The decrease in average prices during the third quarter and first nine months of fiscal 2009 were due to increased promotional activity and a greater mix of opening price point items such as tees and knit pants.

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store continue to be included in the comparable store calculation.  If a store relocates to another center, or there is a material change in square footage, the store is treated as a new store.  Stores that are closed during the period are included in the comparable store sales calculation up to the date of closing.

There were a total of 273 Carter’s retail stores as of October 3, 2009.  During the third quarter of fiscal 2009, we opened two Carter’s retail stores.  During the first nine months of fiscal 2009, we opened 20 Carter’s retail stores.  In total, we plan to open 24 Carter’s retail stores and close one Carter’s retail store during fiscal 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
OSHKOSH RETAIL STORES

OshKosh retail store sales increased $1.5 million, or 2.1%, in the third quarter of fiscal 2009 to $74.1 million.  The increase was driven by incremental sales of $2.6 million generated by new store openings, partially offset by a comparable store sales decline of 2.1%, or $0.7 million, and the impact of store closings of $0.2 million.  On a comparable store basis, units per transaction increased 4.0% and average prices decreased 5.6%.

OshKosh retail store sales increased $11.3 million, or 6.8%, in the first nine months of fiscal 2009 to $178.1 million.  The increase reflects a comparable store sales increase of 2.9%, or $7.2 million, and incremental sales of $4.6 million generated by new store openings, partially offset by the impact of store closings of $0.5 million.  On a comparable store basis, transactions increased 3.6% and average prices decreased 0.6%.

We attribute the increase in units per transaction during the third quarter and transactions during the first nine months of fiscal 2009 to strong product performance in most product categories, changes in our merchandising strategies which include a higher mix of opening price point items (high-volume, entry level basic products), a better assortment of in-season merchandise on the floor, in-store product presentation, and direct to consumer marketing efforts which include our new catazine customer mailings.  The decrease in average prices during the third quarter and first nine months of fiscal 2009 were due to increased promotional activity and a greater mix of opening price point items such as tees and knit pants.

There were a total of 169 OshKosh retail stores as of October 3, 2009.  During the third quarter of fiscal 2009, we opened two OshKosh retail stores and closed one OshKosh retail store.  During the first nine months of fiscal 2009, we opened five OshKosh retail stores and closed one OshKosh retail store.  We plan to open six OshKosh retail stores and close one OshKosh retail store during fiscal 2009.

GROSS PROFIT

Gross profit increased $32.4 million, or 21.2%, to $185.6 million in the third quarter of fiscal 2009.  Gross profit as a percentage of net sales was 38.5% in the third quarter of fiscal 2009 as compared to 35.2% in the third quarter of fiscal 2008.  Our gross profit increased $74.5 million, or 20.5%, to $438.0 million in the first nine months of fiscal 2009.  Gross profit as a percentage of net sales was 37.6% in the first nine months of fiscal 2009 as compared to 33.9% in the first nine months of fiscal 2008.

These increases in gross profit as a percentage of net sales reflect:

(i)	lower levels of excess inventory charges, more favorable loss rates, and improved inventory management;

(ii)	a greater mix of consolidated retail sales which, on average, have a higher gross margin than sales in our wholesale and mass channel segments; and

(iii)	higher consolidated retail gross margins as a percentage of consolidated retail sales.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third quarter of fiscal 2009 increased $10.7 million, or 10.2%, to $115.2 million.  As a percentage of net sales, selling, general, and administrative expenses in the third quarter of fiscal 2009 were 23.9% as compared to 24.0% in the third quarter of fiscal 2008.  Selling, general, and administrative expenses in the first nine months of fiscal 2009 increased $25.2 million, or 8.7%, to $314.2 million.  As a percentage of net sales, selling, general, and administrative expenses in the first nine months of fiscal 2009 and fiscal 2008 were 27.0%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
These changes in selling, general, and administrative expenses as a percentage of net sales reflect:

(i)	higher provisions for incentive compensation; and

(ii)	retail store expenses associated with new store growth during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

Partially offsetting these increases were:

(i)	favorable distribution expenses associated with the closure of our Barnesville, Georgia distribution facility;

(ii)	lower levels of bad debt expense; and

(iii)	reduced discretionary spending and increased overall focus on our corporate cost structure.

WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS

      As a result of the corporate workforce reduction announced in the first quarter of fiscal 2009, we recorded charges of $7.3 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin office during the first nine months of fiscal 2009.  The majority of the severance payments will be paid through the end of fiscal 2010.

      In conjunction with the plan to close the Barnesville, Georgia distribution center, the Company recorded closure costs of approximately $4.3 million during the first nine months of fiscal 2009, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

During the first nine months of fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility by approximately $0.7 million to $2.8 million to reflect the decrease in the fair market value as evidenced by recent negotiations to sell the facility.  During the third quarter of fiscal 2009, the Company sold this facility for net proceeds of approximately $2.8 million.

In the third quarter of fiscal 2008, the Company wrote down the carrying value of the White House, Tennessee distribution facility by approximately $2.6 million to $3.5 million to reflect the anticipated selling price of the property at that time.

EXECUTIVE RETIREMENT CHARGES

In the first nine months of fiscal 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during the first nine months of fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh B’Gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the third quarter of fiscal 2009 was $10.6 million (including $2.3 million of international royalty income), an increase of 11.1%, or $1.1 million, as compared to the third quarter of fiscal 2008.  Royalty income from these brands in the first nine months of fiscal 2009 was $26.9 million (including $6.3 million of international royalty income), an increase of 8.8%, or $2.2 million, as compared to the first nine months of fiscal 2008.  These increases were primarily driven by increased sales by our Carter’s brand domestic licensees and international licensees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
OPERATING INCOME

Operating income increased $25.4 million, or 45.7% to $81.0 million in the third quarter of fiscal 2009.  Our operating income increased $48.0 million, or 52.6% to $139.3 million in the first nine months of fiscal 2009.  These increases in operating income were due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the third quarter of fiscal 2009 decreased $1.4 million, or 33.6%, to $2.7 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the third quarter of fiscal 2009 were $336.0 million at an effective interest rate of 3.23% as compared to weighted-average borrowings in the third quarter of fiscal 2008 of $339.8 million at an effective interest rate of 5.08%.  In the third quarter of fiscal 2009, we recorded $0.7 million in interest expense related to our interest rate swap agreements.  In the third quarter of fiscal 2008, we recorded $0.3 million in interest expense related to our interest rate swap agreement and $0.4 million in interest expense related to our interest rate collar agreement.

Interest expense in the first nine months of fiscal 2009 decreased $4.8 million, or 35.8%, to $8.6 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the first nine months of fiscal 2009 were $336.9 million at an effective interest rate of 3.47% as compared to weighted-average borrowings in the first nine months of fiscal 2008 of $340.7 million at an effective interest rate of 5.70%.  In the first nine months of fiscal 2009, we recorded $1.7 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.  In the first nine months of fiscal 2008, we recorded $0.9 million in interest expense related to our interest rate swap agreement and $0.9 million in interest expense related to our interest rate collar agreement.

INCOME TAXES

Our effective tax rate was 36.9% for the third quarter of fiscal 2009 and 37.1% for the third quarter of fiscal 2008.

Our effective tax rate was 36.8% for the first nine months of fiscal 2009 and 35.2% in the first nine months of fiscal 2008.  This change was a result of the reversal of $1.9 million of reserves for certain tax exposures following the completion of an Internal Revenue Service examination for fiscal 2004 and 2005 and the closing of the statute of limitations in various state and local jurisdictions in the first nine months of fiscal 2008 as compared to the reversal of $1.4 million related to the completion of an Internal Revenue Service examination for fiscal 2006 and state statute closures in the first nine months of fiscal 2009.

NET INCOME

As a result of the factors described above, our net income for the third quarter of fiscal 2009 increased $17.0 million, or 52.5%, to $49.4 million as compared to $32.4 million in the third quarter of fiscal 2008.  Our net income for the first nine months of fiscal 2009 increased $32.2 million, or 63.8%, to $82.6 million as compared to $50.5 million for the first nine months of fiscal 2008.

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

Net accounts receivable at October 3, 2009 were $127.9 million compared to $141.7 million at September 27, 2008 and $85.5 million at January 3, 2009.  The decrease as compared to September 27, 2008 primarily reflects lower levels of mass channel sales.  Due to the seasonal nature of our operations, the net accounts receivable balance at October 3, 2009 is not comparable to the net accounts receivable balance at January 3, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net inventories at October 3, 2009 were $223.5 million compared to $214.4 million at September 27, 2008 and $203.5 million at January 3, 2009.  The increase of $9.2 million, or 4.3%, as compared to September 27, 2008 is primarily due to an increase in our retail store base.  Due to the seasonal nature of our operations, net inventories at October 3, 2009 are not comparable to net inventories at January 3, 2009.

Net cash provided by operating activities for the first nine months of fiscal 2009 was $58.6 million compared to $57.4 million in the first nine months of fiscal 2008.  The increase in operating cash flow primarily reflects the growth in earnings partially offset by higher net working capital needs.

We invested $23.2 million in capital expenditures during the first nine months of fiscal 2009 compared to $19.2 million during the first nine months of fiscal 2008.  We plan to invest approximately $35 million in capital expenditures during fiscal 2009, primarily for retail store openings and remodelings (including retail store fixtures), fixtures for our wholesale customers, investments in our supply chain, and investments in information technology.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  During the first nine months of fiscal 2009, the Company did not repurchase any of its common stock.  Since inception of the program and through October 3, 2009, the Company repurchased and retired 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

At October 3, 2009, we had approximately $335.4 million in term loan borrowings and no borrowings outstanding under our revolver (together with the term loan, our “Senior Credit Facility”), exclusive of approximately $8.6 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012, with the remaining balance of $325.8 million due on July 14, 2012.  Weighted-average borrowings in the first nine months of fiscal 2009 were $336.9 million at an effective interest rate of 3.47% as compared to weighted-average borrowings in the first nine months of fiscal 2008 of $340.7 million at an effective interest rate of 5.70%.

The Senior Credit Facility contains and defines financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and a fixed charge coverage ratio.  On November 17, 2009, the Company obtained a waiver to its Senior Credit Facility which waived defaults resulting from the untimely filing of the Company’s third quarter of fiscal 2009 financial statements and arising from, or giving rise to, the restatement of prior period financial statements.  The waiver resulted in a fee of approximately $450,000 and requires the Company to deliver to the lenders the restatement of prior period financial statements and the third quarter of fiscal 2009 financial statements by January 15, 2010.

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

Our Senior Credit Facility requires us to hedge at least 25% of our debt under this facility using interest rate swaps or other similar instruments.  As of October 3, 2009, $243.0 million, or 72.5%, of our Senior Credit Facility borrowings were subject to interest rate swap agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of October 3, 2009, our outstanding debt aggregated approximately $335.4 million, of which $92.4 million, or 27.5%, was subject to variable interest rates.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $0.9 million, exclusive of variable rate debt subject to our swap agreements, and could have an adverse effect on our earnings and cash flow.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  We have included the fair value of these arrangements of approximately $1.0 million and $2.6 million in the third quarter and first nine months of fiscal 2009 and $1.0 million and $1.9 million in the third quarter and first nine months of fiscal 2008 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:   We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Cost in excess of fair value of net assets acquired and tradename:   As of October 3, 2009, we had approximately $136.6 million in Carter’s cost in excess of fair value of net assets acquired and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated at the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001, using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The tradenames were determined to have indefinite lives.

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

Stock-based compensation arrangements:   The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of accounting guidance on stock-based compensation.  The Company adopted this guidance on stock-based compensation using the modified prospective application method of transition.  The Company uses the Black-Scholes option pricing model, which requires the use of subjective assumptions.  These assumptions include the following:

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

In accordance with accounting guidance on stock-based compensation, the Company records stock-based compensation expense related to performance-based awards over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance criteria and adjusts stock-based compensation expense based on its probability assessment.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 4, 2009, the Company adopted new accounting guidance on fair value measurements.  The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  See Note 7 for additional information regarding our fair value measurements for financial assets and financial liabilities.  The new guidance is effective for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Effective January 4, 2009, the Company adopted new accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior period earnings per share data presented shall be adjusted retrospectively.  The Company has included the required disclosures in Note 13.

Effective April 4, 2009, the Company adopted new accounting guidance on enhanced disclosures on the effect of derivatives on a Company’s financial statements.  This new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations, and cash flows. The Company has included the required disclosures in Note 7.

Effective July 4, 2009, the Company adopted new accounting guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance applies prospectively to both interim and annual financial periods ending after June 15, 2009.  The Company has included the required disclosures in Note 2.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards CodificationTM (“Codification”).  The Codification will become the source of authoritative GAAP recognized by the FASB to be applied for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has amended our disclosures accordingly within this Quarterly Report on Form 10-Q.

In December 2008, the FASB issued new accounting guidance on enhanced disclosures about plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension or other postretirement plans.  The guidance is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact that the required disclosures will have on our consolidated financial statements.

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

We contract for production with third parties primarily in Asia and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we currently source products from approximately 90 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of October 3, 2009, our outstanding debt aggregated approximately $335.4 million, of which $92.4 million bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $0.9 million, exclusive of variable rate debt subject to our interest rate swap agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A shareholder class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia entitled Plymouth Country Retirement System v. Carter's, Inc., No. 1:08-CV-02940-JOF (the "Plymouth Action").  The Amended Complaint filed on May 12, 2009 in the Plymouth Action asserts claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleges that between February 1, 2006 and July 24, 2007, the Company and certain current and former executives made misrepresentations to investors regarding the successful integration of OshKosh into the Company's business, and that the share price of the Company's stock later fell when the market learned that the integration had not been as successful as represented.  Defendants in the Plymouth Action filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009, and briefing of that motion was complete on October 22, 2009.

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter's, Inc., No. 1:09-CV-3196-JOF (the "Mylroie Action").  The Complaint in the Mylroie Action asserts claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleges that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made misstatements to investors regarding the Company’s accounting for discounts offered to some wholesale customers.  The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the "Consolidated Action"), and the parties have agreed that an amended complaint in the Consolidated Action will be filed after the Company releases a planned restatement of prior financial results.  By stipulation, the Company will respond to the amended complaint to be filed by the Lead Plaintiff in the Consolidated Action.  The Company intends to vigorously defend against the claims in the Consolidated Action.

A class action lawsuit was filed on September 29, 2008 in United States District Court for the Northern District of Illinois against the Company claiming breach of contract arising from certain advertising and pricing practices with respect to Carter's brand products purchased by consumers at Carter's retail stores nationally.  The complaint seeks damages and injunctive relief.  Plaintiff has since filed an amended complaint, alleging breach of contract on behalf of a nationwide class and Illinois Consumer Fraud Act claims on behalf of Illinois consumers.  On February 3, 2009 the same plaintiff's attorney filed a second, nearly identical action against the Company in the same court but in the name of a different plaintiff.  The parties filed an agreed upon motion to consolidate this second action with the first case and to stay the need for response in the second case until after the court had ruled upon a pending motion to dismiss the first case.  On April 15, 2009, the Amended Complaint in the first case was dismissed for failure to state a claim for breach of contract and for failure to adequately allege damages.  The Company subsequently filed a motion to dismiss the second case on the same grounds, which the Court granted on April 29, 2009.  The plaintiffs filed a notice of appeal in each action on May 1, 2009.  The appeals have been consolidated and fully briefed.  On December 2, 2009, plaintiffs and the Company presented oral arguments before the Seventh Circuit.  The ruling on the appeal is pending.

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

In the third quarter and first nine months of fiscal 2009, we derived approximately 43% and 42% of our consolidated net sales from our top eight customers, including mass channel customers.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease its or their business with us or terminate its or their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

We may incur substantial costs as a result of litigation, investigations or other proceedings, including those related to our recently announced restatements.

We are currently involved in litigation matters and investigations and may be subject to additional actions in the future. As we announced on November 10, 2009, our Audit Committee, with the assistance of outside counsel, had commenced a review of customer margin support provided by the Company and an investigation into undisclosed margin support commitments and related matters.  The Company has self-reported information concerning this investigation to the SEC and has also been informed that the United States Attorney’s Office is conducting an inquiry into this matter.  The Company has incurred, and expects to continue to incur, substantial expenses for legal and accounting services due to the investigation, the SEC and United States Attorney’s Office inquiries and any resulting litigation.  These matters may divert management’s time and attention away from operations and cause the Company to continue to incur substantial costs.  The Company also may bear additional costs to the extent we are required, under the terms of organizational documents or under Delaware law, to indemnify former officers of the Company in respect of costs they incur in connection with any proceedings related to these matters.  At this point, the Company is unable to predict the duration, costs, scope or result of these inquiries.  In addition to the costs and diversion of management’s attention referred to above, any such inquiries may result in the Company being subject to penalties and other remedial measures, which could have an adverse impact on the Company’s business, results of operations, financial condition, and liquidity.

As described in more detail in Item I of Part II, the Company is also currently subject to two class action lawsuits, as well as various other claims and pending or threatened lawsuits in the normal course of our business.  We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment, which could be substantial. We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms. Our insurers may also dispute our claims for coverage.  Further, these lawsuits may result in diversion of management's time and attention, the expenditure of large amounts of cash on legal fees and other expenses, and injury to our reputation, all of which may adversely affect our operations and financial condition.

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

Our vendors, independent manufacturers, and licensees may not continue to provide products that are consistent with our standards.  We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards.  A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse affect on our results of operations and financial condition.  In addition, notwithstanding our strict quality control procedures, because we do not control our vendors, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge.  This could materially harm our brand and our reputation in the marketplace.

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

On October 3, 2009, we had total debt of approximately $335.4 million.

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

As of October 3, 2009, the Company had Carter’s cost in excess of fair value of net assets acquired of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its unaudited condensed consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of the remaining asset value.

Our inability to remediate our material weaknesses could have a material adverse effect on our business, results of operations, and financial condition.

In connection with the restatement and our reassessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of October 3, 2009, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting.  Please refer to Part I – Item 4 of this Form 10-Q for further discussion of the ineffectiveness of, and material weaknesses, in our controls.  Should we be unable to remediate such material weaknesses promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations, and financial condition, as well as impair our ability to meet our quarterly, annual, and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner.  These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.  In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify control weaknesses.

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