Form 10-K
period 2010-01-02
CARTERS INC
filed 2010-03-02
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

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
(404) 745-2700
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Carter’s, Inc.’s common stock	New York Stock Exchange
par value $0.01 per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 3, 2009 (the last business day of our most recently completed second quarter) was $1,273,598,026.

There were 58,878,341 shares of Carter’s, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Carter’s, Inc., to be held on May 13, 2010, will be incorporated by reference in Part III of this Form 10-K.  Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 2, 2010.

CARTER’S, INC.
FORM 10-K
EXPLANATORY NOTE

On January 15, 2010, the Company filed an amended and restated Annual Report on Form 10-K for fiscal 2008 with the Securities and Exchange Commission (“SEC”) to amend and restate its audited consolidated financial statements and related disclosures for the fiscal years ended January 3, 2009, December 29, 2007, December 30, 2006, and December 31, 2005.

Background on the Restatement of Prior Period Financial Statements Filed with the SEC on January 15, 2010

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

As previously disclosed in the Company’s public filings, the Audit Committee has completed its review and investigation, which was conducted with the assistance of outside counsel and forensic accountants engaged by outside counsel, and has concluded that the Company reported various customer accommodations in incorrect fiscal periods.  The investigation uncovered irregularities involving members of the sales organization intentionally not disclosing accommodations arrangements with customers to the Company’s finance organization and intentionally providing inaccurate documentation and explanations regarding accommodations to the finance organization.  Consequently, such arrangements were not communicated to the Company’s independent registered public accounting firm.  These accommodations arrangements were made throughout the Affected Periods by certain members of the Company’s sales organization and involved the deferral of accommodations into later fiscal periods.  The deferrals resulted in the overstatement of net sales and net income in certain of the Affected Periods and the understatement of net sales and net income in certain of the Affected Periods.  The deferrals related primarily to the Initial Customer and, to a lesser extent, other wholesale customers.

The Company self-reported information concerning this investigation to the SEC in the fourth quarter of fiscal 2009.  The Company has also been informed that the United States Attorney’s Office is conducting an inquiry into this matter.  The Company will continue to cooperate with these inquiries.

Internal Control Considerations

Through the investigation, management identified: (i) control deficiencies in its internal controls associated with customer accommodations processes that constitute material weaknesses, as discussed in Part II, Item 9A included in this filing, and (ii) the need to restate prior period consolidated financial statements.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Management has also determined that the Company’s disclosure controls and procedures were ineffective as of January 2, 2010.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weaknesses identified, see Part II, Item 9A included in this filing.

      If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements.  Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.

CARTER’S, INC.

PART I

The size of the children’s apparel market and our position in that market is based on information provided by the NPD Group, Inc.  The baby and young children’s apparel market includes apparel products from sizes newborn to seven.

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

We have developed a business model that we believe has multiple platforms for growth and is focused on high volume and productivity.  Our Carter’s, OshKosh, and related brands are sold to national department stores, chain and specialty stores, discount retailers, and, as of January 2, 2010, through our 276 Carter’s and 170 OshKosh outlet and brand retail stores.  We believe each of our brands has its own unique positioning in the marketplace.  Our brands compete in the $23 billion children’s apparel market, for children sizes newborn to seven, with our Carter’s brand achieving the #1 branded position.  We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories.  Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

Since fiscal 2005, including OshKosh, we have increased consolidated net sales at a compound annual growth rate of 9.2%.  Since fiscal 2006, our first full year of sales from OshKosh, we have increased consolidated net sales at a compound annual growth rate of 6.0%.  Our pre-tax results have ranged from income of $75.9 million in fiscal 2005 to $183.8 million in fiscal 2009, with the exception of fiscal 2007 in which we had a pre-tax loss of $37.3 million.  In fiscal 2007, our pre-tax results were impacted by OshKosh related intangible asset impairment charges of $154.9 million and distribution facility closure costs of $7.4 million related to further integrating OshKosh.  In fiscal 2008, our pre-tax results were decreased by executive retirement charges of $5.3 million and a write-down of $2.6 million on our White House, Tennessee distribution facility.  In fiscal 2009, our pre-tax results were decreased by $5.7 million related to professional service fees incurred in connection with the customer margin support investigation, $5.5 million related to the reduction in the Company’s corporate workforce, $4.3 million of expenses associated with the closure of the Company’s Barnesville, Georgia distribution facility (including accelerated depreciation), $1.2 million of asset impairment charges net of gain associated with the closure and sale of the Company’s Oshkosh, Wisconsin facility, and a $0.7 million related to the write-down of the carrying value of our White House, Tennessee distribution facility.

The Company is a Delaware corporation.  The Company and its predecessors have been doing business since 1865.  The Company’s principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER’S BRANDS

Under our Carter’s brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven.  Our Carter’s brand is sold in department stores, national chains, specialty stores, off-price sales channels, and through our Carter’s retail stores.  Additionally, we sell through the mass channel our Just One Year and Precious Firsts brands at Target and our Child of Mine brand at Walmart.  In fiscal 2009, we sold over 228 million units of Carter’s, Child of Mine, Just One Year, and Precious Firsts products to our wholesale customers, mass channel customers, and through our Carter’s retail stores, an increase of approximately 2% from fiscal 2008.  Under our Carter’s and Just One Year brands, sales growth has been driven by our focus on essential, high-volume, core apparel products for babies and young children.  Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets.  Our top ten baby and sleepwear core products accounted for approximately 67% of our baby and sleepwear net sales in fiscal 2009, including the mass channel.  We believe these core products are essential consumer staples, less dependent on changes in fashion trends, and supported by a strong birth rate and other favorable demographic trends.

We have four cross-functional product teams focused on the development of our Carter’s baby, sleepwear, playclothes, and mass channel products.  These teams are skilled in identifying and developing high-volume, core products.  Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics.  These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems.  We also license our brand names to other companies to create a complete collection of lifestyle products, including bedding, hosiery, underwear, shoes, room décor, furniture, gear, and toys.  The licensing team directs the use of our designs, art, and selling strategies to all licensees.

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

CARTER’S BRAND POSITIONING

Our strategy is to drive our brand image as the leader in baby and young children’s apparel and to consistently provide high-quality products at a great value to consumers.  We employ a disciplined merchandising strategy that identifies and focuses on core products.  We believe that we have strengthened our brand image with the consumer by differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies.  We also attempt to differentiate our products through store-in-store fixturing and branding packages and advertising with our wholesale and mass channel customers.  We have invested in display units for our major wholesale customers that more clearly present our core products on their floors to enhance brand and product presentation.  We also strive to provide our wholesale and mass channel customers with a consistent, high-level of service, including delivering and replenishing products on time to fulfill customer needs.

CARTER’S PRODUCTS

Baby

Carter’s brand baby products include bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties.  In fiscal 2009, excluding mass channel sales, we generated $404.0 million in net sales of these products, representing 25.4% of our consolidated net sales.

Our Carter’s brand is the leading brand in the baby category.  We sell a complete range of baby products for newborns, primarily made of cotton.  We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers.  We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers.  Our Carter's Starters product line, the largest component of our baby business, provides parents with essential core products and accessories, including value-focused multi-packs.  Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in size three months to size seven.  In fiscal 2009, we generated $351.7 million in net sales of these products, excluding the mass channel, or 22.1%, of our consolidated net sales.  We have focused on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications.

Sleepwear

Carter’s brand sleepwear products include pajamas, cotton long underwear, and blanket sleepers in size 12 months to size seven.  In fiscal 2009, we generated $187.4 million in net sales of these products, excluding the mass channel, or 11.8%, of our consolidated net sales.  Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States.  As in our baby product line, we differentiate our sleepwear products by offering high-volume, high quality core products with distinctive print designs and artistic applications.

Mass Channel Products

Our mass channel product team focuses on baby, sleepwear, and playclothes products produced specifically for the mass channel.  Such products are differentiated through fabrications, artwork, and packaging.  Our Child of Mine product line, which is sold in substantially all Walmart stores nationwide, includes layette, sleepwear, and playclothes along with a range of licensed products, such as hosiery, bedding, toys, furniture, and gifts.  We also sell our Just One Year and Precious Firsts brands to Target, which include baby, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, furniture, gear, and gifts.  In fiscal 2009, we generated $240.8 million in net sales of our Child of Mine, Just One Year, and Precious Firsts products, or 15.1%, of our consolidated net sales.

Other Products

Our other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.  In fiscal 2009, we generated $67.9 million in net sales of these other products in our Carter’s retail stores, or 4.3%, of our consolidated net sales.

Royalty Income

We currently extend our Carter’s, Child of Mine, and Just One Year product offerings by licensing these brands to 17 domestic marketers in the United States.  These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and designs.  Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our core baby and young children’s apparel offerings.  Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process.  We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer.  In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated floor space for licensed product categories.  In fiscal 2009, our Carter’s brand and mass channel licensees generated wholesale and mass channel net sales of $211.3 million on which we earned $18.5 million in royalty income.

In fiscal 2008, we extended the Carter’s brand licensing arrangements internationally with three licensees who currently license the OshKosh brand.  In connection with these arrangements, our international licensees generated Carter’s brand retail sales of $17.7 million on which we earned $0.7 million in royalty income in fiscal 2009.

CARTER’S DISTRIBUTION CHANNELS

As described above, we sell our Carter’s brand products to leading retailers throughout the United States in the wholesale and mass channels and through our own Carter’s retail outlet and brand stores.  In fiscal 2009, sales of our Carter’s brand products through the wholesale channel, including off-price sales, accounted for 32.8% of our consolidated net sales (32.7% in fiscal 2008), sales through our retail stores accounted for 30.8% of our consolidated net sales (28.3% in fiscal 2008), and sales through the mass channel accounted for 15.1% of our consolidated net sales (17.0% in fiscal 2008).

Business segment financial information for our Carter’s brand wholesale, Carter’s brand retail, and Carter’s brand mass channel segments is contained in Item 8 – “Financial Statements and Supplementary Data,” Note 14 – “Segment Information” to the accompanying audited consolidated financial statements.

Our Carter’s brand wholesale customers include major retailers, such as Kohl’s, Toys “R” Us, Costco, JCPenney, Macy’s, Bon Ton, and Sears.  Our mass channel customers are Target and Walmart.  Our sales professionals work with their department or specialty store accounts to establish annual plans for our baby products, which we refer to as core basics.  Once we establish an annual plan with an account, we place the majority of our accounts on our automatic replenishment reorder plan for core basics.  This allows us to plan our sourcing requirements and benefits both us and our wholesale and mass channel customers by maximizing our customers’ in-stock positions, thereby improving sales and profitability.  We intend to drive continued growth with our wholesale and mass channel customers through our focus on managing our key accounts’ business through product mix, fixturing, brand presentation, advertising, and frequent meetings with the senior management of our major wholesale and mass channel customers.

As of January 2, 2010, we operated 276 Carter’s retail stores, of which 173 were outlet stores and 103 were brand stores.  These stores carry a complete assortment of first-quality baby and young children’s apparel, accessories, and gift items.  Our stores average approximately 4,600 square feet per location and are distinguished by an easy, consumer-friendly shopping environment.  We believe our brand strength and our assortment of core products has made our stores a destination location within many outlet and strip centers.  Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.  Our brand stores are generally located in high-traffic, strip centers located in or near major cities.

We have established a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density.  We believe that we are located in many of the premier outlet centers in the United States and we continue to add new brand store locations to our real estate portfolio.

OSHKOSH BRANDS

Under our OshKosh brand, we design, source, and market a broad array of young children’s apparel, primarily for children in sizes newborn to 12.  Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, and through off-price sales channels.  In fiscal 2009, we sold over 47 million units of OshKosh products through our retail stores and to our wholesale customers, an increase of approximately 2% over fiscal 2008.  We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand.  Given its long history of durability, quality, and style, we believe our OshKosh brand continues to be a market leader in the children’s branded apparel industry and represents a significant long-term growth opportunity for us, especially in the $16 billion young children’s playclothes market.  While we have made significant progress integrating the OshKosh business, our plans to grow the OshKosh brand in the wholesale and retail store channels have not met our expectations to date.  We continue to focus on our core product development and marketing disciplines, improving the productivity of our OshKosh retail stores, investing in new employees and talent development, leveraging our relationships with major wholesale accounts, and leveraging our infrastructure and supply chain.

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

OSHKOSH PRODUCTS

Playclothes

Our OshKosh brand is best known for its playclothes products.  In fiscal 2009, we generated $243.0 million in net sales of OshKosh brand playclothes products, which accounted for approximately 15.3% of our consolidated net sales.  OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and playclothes products for everyday use in sizes newborn to 12.  We plan to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.  We believe our OshKosh brand represents a significant opportunity for us to increase our share as the $16 billion young children’s playclothes market, including the mass channel, is highly fragmented.

Other Products

The remainder of our OshKosh brand product offering includes baby, sleepwear, outerwear, shoes, hosiery, and accessories.  In fiscal 2009, we generated $94.9 million in net sales of these other products in our OshKosh retail stores, which accounted for 6.0% of our consolidated net sales.

Royalty Income

We partner with a number of domestic and international licensees to extend the reach of our OshKosh brand.  We currently have six domestic licensees, as well as 23 international licensees selling apparel and accessories in approximately 36 countries.  Our largest licensing agreement is with Target.  All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement.  Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories.  In fiscal 2009, our domestic licensees generated wholesale and mass channel net sales of approximately $184.0 million on which we earned approximately $9.3 million in royalty income.  In fiscal 2009, our international licensees generated retail sales of approximately $114.8 million on which we earned approximately $7.9 million in royalty income.

OSHKOSH DISTRIBUTION CHANNELS

In fiscal 2009, sales of our OshKosh brand products through our OshKosh retail stores accounted for 16.2% of our consolidated net sales (16.7% in fiscal 2008) and sales through the wholesale channel, including off-price sales, accounted for 5.1% of our consolidated net sales (5.3% in fiscal 2008).

Business segment financial information for our OshKosh brand retail and OshKosh brand wholesale segments is contained in Item 8 – “Financial Statements and Supplementary Data,” Note 14 – “Segment Information” to the accompanying audited consolidated financial statements.

As of January 2, 2010, we operated 170 OshKosh retail stores, of which 158 were outlet stores and 12 were brand stores.  These stores carry a wide assortment of young children’s apparel, accessories, and gift items and average approximately 4,700 square feet per location.

Our OshKosh brand wholesale customers include major retailers, such as Kohl’s, Bon Ton, JCPenney, Fred Meyer, Sears, Belk, and Costco.  We continue to work with our department and specialty store accounts to establish seasonal plans for playclothes products.  The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

GLOBAL SOURCING NETWORK

        We have significant experience in sourcing products internationally, primarily from Asia, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to Asia.  We also have relationships with both leading and certain specialized sourcing agents in Asia.

Our sourcing network consists of approximately 90 vendors located in approximately 14 countries.  We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

COMPETITION

The baby and young children's apparel market is highly competitive.  Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in the wholesale and mass channels include Disney, Gerber, and private label product offerings.  Our primary competitors in the retail store channel include Old Navy, The Gap, The Children’s Place, Gymboree, and Disney.  Most retailers, including our customers, have significant private label product offerings that compete with our products.  Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers.  We believe that the strength of our Carter’s, OshKosh, and related brand names combined with our breadth of product offerings and operational expertise position us well against these competitors.

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

TRADEMARKS, COPYRIGHTS, AND LICENSES

We own many copyrights and trademarks, including Carter’s®, Celebrating Childhood™, Little Collections™, Little Layette™, Child of Mine®, Just One Year®, Just One You™, Precious Firsts™, OshKosh®, OshKosh B’gosh®, At Play Since 1895™, OshKosh Est. 1895®, Genuine Kids®, The Genuine Article®, and The Genuine Deal™, many of which are registered in the United States and in more than 120 foreign countries.

We license various Company trademarks, including Carter’s, Just One Year, Just One You, Child of Mine, OshKosh, OshKosh B’gosh, OshKosh Est. 1895, and Genuine Kids to third parties to produce and distribute children’s apparel and related products such as hosiery, outerwear, swimwear, underwear, shoes, boots, slippers, diaper bags, furniture, room décor, bedding, giftwrap, baby books, party goods, and toys.

AVAILABLE INFORMATION

Our Internet address is www.carters.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.  On our website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our SEC reports can be accessed through the investor relations section of our website.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.  We also make available on our website, the Carter’s Code of Business Ethics and Professional Conduct, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors.  Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

EMPLOYEES

As of January 2, 2010, we had 7,622 employees, 2,292 of whom were employed on a full-time basis and 5,330 of whom were employed on a part-time basis.  We have no unionized employees.  We have had no labor-related work stoppages and believe that our labor relations are good.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors as well as the other information contained in this Annual Report on Form 10-K and other filings with the SEC in evaluating our business.  The risks and uncertainties described below are not the only we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations.  If any of the following risks actually occur, our operating results may be affected.

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues.

In fiscal 2009, we derived approximately 41% of our consolidated net sales from our top eight customers, including mass channel customers.  Kohl’s accounted for approximately 10% of our consolidated net sales in fiscal 2009.  Both the Carter’s and OshKosh wholesale segments include sales to Kohl’s.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers’ business could result in a material decrease in our sales and operating results.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a unique and compelling value proposition for our consumers in the Company’s distribution channels.  There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumers’ tastes and preferences or fashion trends.  If consumers’ tastes and preferences are not aligned with our product offerings, promotional pricing may be required to move seasonal merchandise.  Increased use of promotional pricing would have a material adverse effect on our sales, gross margin, and results of operations.

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

In addition, the Company’s brand image, which is associated with providing a consumer product with outstanding quality and name recognition, makes it valuable as a royalty source.  The Company is able to generate royalty income from the sale of licensed products that bear its Carter’s, Just One Year, Just One You, Precious Firsts, Child of Mine, OshKosh, OshKosh Est. 1895, Genuine Kids, and related trademarks.  The Company also generates foreign royalty income as our OshKosh B’gosh label carries an international reputation for quality and American style.  While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

We may incur substantial costs as a result of litigation, investigations or other proceedings, including those related to our previously filed restatements.

We are currently involved in litigation matters and investigations and may be subject to additional actions in the future.  As disclosed in the Company’s amended and restated Annual Report on Form 10-K for fiscal 2008, we announced on November 10, 2009, that our Audit Committee, with the assistance of outside counsel, had commenced a review of customer margin support provided by the Company and an investigation into undisclosed margin support commitments and related matters.  The Company self-reported information concerning this investigation to the SEC in the fourth quarter of fiscal 2009 and has also been informed that the United States Attorney’s Office is conducting an inquiry into this matter.  The Company has incurred, and expects to continue to incur, substantial expenses for legal and accounting services due to the investigation, the SEC and United States Attorney’s Office inquiries and any resulting litigation.  These matters may divert management’s time and attention away from operations and cause the Company to continue to incur substantial costs.  The Company also may bear additional costs to the extent it is required, under the terms of organizational documents or under Delaware law, to indemnify former officers of the Company in respect of costs they incur in connection with any proceedings related to these matters.  At this point, the Company is unable to predict the duration, costs, scope or result of these inquiries.  In addition to the costs and diversion of management’s attention referred to above, any such inquiries may result in the Company being subject to penalties and other remedial measures, which could have an adverse impact on the Company’s business, results of operations, financial condition, and liquidity.

  As described in more detail in Part I - Item 3 of this filing, the Company is also currently subject to two class action lawsuits, as well as various other claims and pending or threatened lawsuits in the normal course of our business.  We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment, which could be substantial.  We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms.  Our insurers may also dispute our claims for coverage.  Further, these lawsuits may result in diversion of management's time and attention, the expenditure of large amounts of cash on legal fees and other expenses, and injury to our reputation, all of which may adversely affect our operations and financial condition.

The Company’s databases containing personal information of our retail customers could be breached, which could subject us to adverse publicity, litigation, and expenses.  In addition, if we are unable to comply with security standards created by the banks and payment card industry, our operations could be adversely affected.

  Database privacy, network security, and identity theft are matters of growing public concern.  In an attempt to prevent unauthorized access to our network and databases containing confidential, third-party information, we have installed privacy protection systems, devices, and activity monitoring on our network.  Nevertheless, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules.  This could result in costly investigations and litigation, civil or criminal penalties, and adverse publicity that could adversely affect our financial condition, results of operations, and reputation.  Further, if we are unable to comply with the security standards, established by banks and payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

There are deflationary pressures on the selling price of apparel products.

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the Company continues to experience pressure to decrease selling prices on children’s apparel.  To the extent these deflationary pressures are not offset by reductions in manufacturing costs, there would be an affect on the Company’s gross margin.  Additionally, the inability to leverage certain fixed costs of the Company’s design, sourcing, distribution, and support costs over its gross sales base could have an adverse impact on the Company’s operating results.

Our business is sensitive to overall levels of consumer spending, particularly in the young children’s apparel segment.

Consumers’ demand for young children’s apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending.  Discretionary consumer spending is impacted by employment levels, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence.  Recent and further reductions in the level of discretionary spending may have a material adverse effect on the Company’s sales and results of operations.

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

• financial instability of one or more of our major vendors;

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

Our products are subject to regulation of and regulatory standards set by various governmental authorities including the Consumer Product Safety Commission, with respect to quality and safety.  Regulations and standards in this area are currently in place.  These regulations and standards may change from time to time.  Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales.  Issues with the quality and safety of merchandise we sell in our stores, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, and increased costs.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

The baby and young children's apparel market is highly competitive.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in our wholesale and mass channel businesses include Disney, Gerber, and private label product offerings.  Our primary competitors in the retail store channel include Disney, Gymboree, Old Navy, The Children’s Place, and The Gap.  Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers.  Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are.  As a result, these competitors may be able to:

•adapt to changes in customer requirements more quickly;

•take advantage of acquisition and other opportunities more readily;

•devote greater resources to the marketing and sale of their products; and

•adopt more aggressive pricing strategies than we can.

The Company’s retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.

The Company’s retail stores are located in leased retail locations across the country.  Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable.  If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited.  Further, if existing outlet and brand stores do not maintain a sufficient customer base that provides a reasonable sales volume or the Company is unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on the Company’s sales, gross margin, and results of operations.

Our leverage could adversely affect our financial condition.

On January 2, 2010, we had total debt of approximately $334.5 million.

Our indebtedness could have negative consequences.  For example, it could:

•increase our vulnerability to interest rate risk;

•limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspects of our business plan;

•require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures, or other general corporate purposes, or to carry out other aspects of our business plan;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•place us at a competitive disadvantage compared to our competitors that have less debt.

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

As of January 2, 2010, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of the remaining asset value.

Our inability to remediate our material weaknesses in internal controls over financial reporting could have a material adverse effect on our business, results of operations, and financial condition.

In connection with our assessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of January 2, 2010, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting.  Please refer to Part II – Item 9A of this filing for further discussion of the ineffectiveness of, and material weaknesses, in our internal controls over financial reporting.  Should we be unable to remediate such material weaknesses promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations, and financial condition, as well as impair our ability to meet our quarterly, annual, and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner.  These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.  In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify misstatements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Approximate floor space in square feet	Principal use	Lease expiration date	Renewal options
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2015	10 years
Hogansville, Georgia	258,000	Distribution/warehousing	Owned	--
Chino, California	413,000	Distribution/warehousing	July 2014	2 years
Griffin, Georgia	219,000	Finance/information technology/benefits administration/rework	Owned	--
Griffin, Georgia	12,500	Customer service	Owned	--
Fayetteville, Georgia	30,000	Customer service/information technology	Sept 2020	15 years
Atlanta, Georgia	102,000	Executive offices/Carter’s design and merchandising	June 2015	5 years
Oshkosh, Wisconsin	6,400	Finance/consumer affairs	December 2019	5 years
Shelton, Connecticut	64,000	Finance/retail store administration	February 2019	10 years
New York, New York	16,000	Sales office/showroom	January 2015	--
New York, New York	14,000	OshKosh’s design center	October 2011	3 years

As of January 2, 2010, we operated 446 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,600 square feet.  Generally, the majority of our leases have an average term of ten years.

Aggregate lease commitments as of January 2, 2010 for the above leased properties are as follows:  fiscal 2010—$58.9 million; fiscal 2011—$53.1 million; fiscal 2012—$46.2 million; fiscal 2013—$40.7 million; fiscal 2014—$31.0 million, and $80.6 million for the balance of these commitments beyond fiscal 2014.

ITEM 3. LEGAL PROCEEDINGS

A shareholder class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia entitled Plymouth County Retirement System v. Carter's, Inc., No. 1:08-CV-02940-JOF (the "Plymouth Action").  The Amended Complaint filed on May 12, 2009 in the Plymouth Action asserts claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleges that between February 1, 2006 and July 24, 2007, the Company and certain current and former executives made misrepresentations to investors regarding the successful integration of OshKosh into the Company's business, and that the share price of the Company's stock later fell when the market learned that the integration had not been as successful as represented.  Defendants in the Plymouth Action filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009, and briefing of that motion was complete on October 22, 2009.

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter's, Inc., No. 1:09-CV-3196-JOF (the "Mylroie Action").  The Complaint in the Mylroie Action asserts claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleges that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made misstatements to investors regarding the Company’s accounting for discounts offered to some wholesale customers.  The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the "Consolidated Action"), and the parties have agreed that an amended complaint in the Consolidated Action will be filed within 45 days of the Company’s release of its restatement of prior financial results on January 15, 2010.  By stipulation, the Company will respond to the amended complaint to be filed by the Lead Plaintiff in the Consolidated Action.  The Company intends to vigorously defend against the claims in the Consolidated Action.

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

      The Company is subject to various other claims and pending or threatened lawsuits in the normal course of our business.  The Company is not currently party to any other legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI.  The last reported sale price per share of our common stock on February 19, 2010 was $28.29.  On that date there were approximately 42,210 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2009	High	Low
First quarter	$20.10	$13.86
Second quarter	$25.36	$19.37
Third quarter	$29.49	$22.29
Fourth quarter	$29.32	$19.17

2008	High	Low
First quarter	$22.39	$13.48
Second quarter	$17.14	$13.12
Third quarter	$21.82	$11.94
Fourth quarter	$22.35	$13.79

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Not applicable

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

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended January 2, 2010 (fiscal 2009).

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

The selected financial data for the five fiscal years ended January 2, 2010 were derived from our audited consolidated financial statements.  Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2009 ended on January 2, 2010, fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007, fiscal 2006 ended on December 30, 2006, and fiscal 2005 ended on December 31, 2005.  Fiscal 2009, fiscal 2007, fiscal 2006, and fiscal 2005 each contained 52 weeks of financial results.  Fiscal 2008 contained 53 weeks of financial results.

The following table should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data."

	Fiscal Years

(dollars in thousands, except per share data)	2009	2008	2007	2006	2005

OPERATING DATA:
Wholesale sales – Carter’s	$521,307	$488,594	$471,383	$457,616	$425,468
Wholesale sales – OshKosh	80,522	80,069	89,263	93,871	59,256
Retail sales – Carter’s	489,740	422,436	366,296	333,050	316,477
Retail sales – OshKosh	257,289	249,130	233,776	229,103	140,104
Mass Channel sales – Carter’s	240,819	254,291	243,308	220,288	178,037
Total net sales	1,589,677	1,494,520	1,404,026	1,333,928	1,119,342
Cost of goods sold	985,323	975,999	928,996	854,970	725,086
Gross profit	604,354	518,521	475,030	478,958	394,256
Selling, general, and administrative expenses	428,674	404,274	359,826	352,459	288,624
Investigation expenses (a)	5,717	--	--	--	--
Intangible asset impairment (b)	--	--	154,886	--	--
Executive retirement charges (c)	--	5,325	--	--	--
Workforce reduction, facility write-down, and closure costs (d)	10,771	2,609	5,285	91	6,828
Royalty income	(36,421)	(33,685)	(30,738)	(29,164)	(20,426)
Operating income (loss)	195,613	139,998	(14,229)	155,572	119,230
Interest income	(219)	(1,491)	(1,386)	(1,914)	(1,322)
Loss on extinguishment of debt (e)	--	--	--	--	20,137
Interest expense	12,004	19,578	24,465	28,837	24,564
Income (loss) before income taxes	183,828	121,911	(37,308)	128,649	75,851
Provision for income taxes	68,188	44,007	38,488	47,510	29,919
Net income (loss)	$115,640	$77,904	$(75,796)	$81,139	$45,932
PER COMMON SHARE DATA:
Basic net income (loss)	$2.03	$1.37	$(1.30)	$1.39	$0.80
Diluted net income (loss)	$1.97	$1.33	$(1.30)	$1.32	$0.75

BALANCE SHEET DATA (end of period):
Working capital (f)	$505,051	$359,919	$311,000	$255,191	$237,810
Total assets	1,208,599	1,038,012	958,777	1,112,478	1,112,095
Total debt, including current maturities	334,523	338,026	341,529	345,032	430,032
Stockholders’ equity	556,024	413,551	366,238	484,778	382,012
CASH FLOW DATA:
Net cash provided by operating activities	$188,239	$183,623	$51,987	$88,224	$137,267
Net cash used in investing activities	(28,896)	(37,529)	(21,819)	(30,500)	(308,403)
Net cash provided by (used in) financing activities	13,349	(32,757)	(49,701)	(73,455)	222,147
OTHER DATA:
Gross margin	38.0%	34.7%	33.8%	35.9%	35.2%
Depreciation and amortization	$32,274	$30,158	$29,919	$26,489	$21,912
Capital expenditures	32,980	37,529	21,876	30,848	22,588

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(a) Investigation expenses of $5.7 million in fiscal 2009 relate to professional service fees incurred in connection with the Company’s recent customer margin support investigation as further described in the Explanatory Note to this filing.

(b) Intangible asset impairment charges of $154.9 million in fiscal 2007 reflect the impairment of the OshKosh goodwill (OshKosh wholesale segment of $36.0 million and OshKosh retail segment of $106.9 million) and the impairment of the value ascribed to the OshKosh tradename of $12.0 million.

(c) Executive retirement charges of $5.3 million in fiscal 2008 consist of $3.1 million related to the present value of severance and benefit obligations and $2.2 million of which related to the accelerated vesting of certain stock options.

(d) The $6.8 million and $0.1 million in closure costs in fiscal 2005 and fiscal 2006 relate to the closure of our Mexican sewing facilities.  The $5.3 million in closure costs in fiscal 2007 relate to the closure of our White House, Tennessee distribution facility.  The $2.6 million charge in fiscal 2008 relates to the write-down of the carrying value of our White House, Tennessee distribution facility.  The $10.7 million in fiscal 2009 includes closure costs of $3.3 million associated with the closure of our Barnesville, Georgia distribution facility including severance and other benefits, asset impairment charges, and other closure costs, $1.2 million of asset impairment charges net of a gain on the closure and sale of our Oshkosh, Wisconsin facility, $0.7 million related to the write-down of our White House, Tennessee distribution facility, and $5.5 million of severance and other benefits related to the corporate workforce reduction.

(e) Debt extinguishment charges in fiscal 2005 reflect the payment of a $14.0 million redemption premium on our Notes, the write-off of $4.5 million in unamortized debt issuance costs related to the former senior credit facility and Notes, and the write-off of $0.5 million of the related Note discount.  Additionally, we expensed approximately $1.1 million of debt issuance costs associated with our Senior Credit Facility in accordance with accounting guidance on debtor’s accounting for a modification or exchange of debt instruments.

(f) Represents total current assets less total current liabilities.

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

OVERVIEW

For more than 140 years, Carter’s has been one of the most recognized and trusted brand names in the children’s apparel industry and with the acquisition of OshKosh on July 14, 2005, we now own the OshKosh B’gosh brand which has over 110 years and also earned the position of a highly trusted and well-known brand.

We sell our products under our Carter’s and OshKosh brands in the wholesale channel, which includes over 340 department store, national chain, and specialty store accounts.  We also sell our products in the mass channel under our Child of Mine brand to over 3,600 Walmart stores nationwide and under our Just One Year brand to over 1,700 Target stores.  Additionally, as of January 2, 2010, we operated 276 Carter’s and 170 OshKosh retail stores located primarily in outlet and strip centers throughout the United States.  We also extend our brand reach by licensing our Carter’s, Child of Mine, Just One Year, OshKosh, and related brand names through domestic licensing arrangements, including licensing of our Genuine Kids from OshKosh brand to Target stores nationwide.  Our OshKosh B’gosh and Carter’s brand names are also licensed through international licensing arrangements.  During fiscal 2009, we earned approximately $36.4 million in royalty income from these arrangements, including $17.2 million from our OshKosh and Genuine Kids from OshKosh brands.

In connection with the acquisition of OshKosh, we recorded goodwill of $142.9 million and an OshKosh brand tradename asset of $102.0 million.  During the second quarter of fiscal 2007, as a result of the continued negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the acquisition.  Based on this assessment, charges of approximately $36.0 million for the OshKosh wholesale segment and $106.9 million for the OshKosh retail segment were recorded for the impairment of the goodwill.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.  The carrying value of the OshKosh tradename asset is subject to annual impairment reviews as of the last day of each fiscal year or more frequently if deemed necessary due to any significant events or changes in circumstances.  Estimated future cash flows used in such impairment reviews could be negatively impacted if we do not achieve our sales plans and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of such assets.

We have also acquired certain definite-lived intangible assets in connection with the acquisition of OshKosh comprised of licensing agreements and leasehold interests which resulted in annual amortization expense of $4.5 million in fiscal 2007; $4.1 million in fiscal 2008; and $3.7 million in fiscal 2009.  Amortization expense related to these intangible assets will be $1.8 million in fiscal 2010.

During fiscal 2007, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.  During fiscal 2009, the Company did not repurchase any shares of its common stock.  Since inception of the program and through fiscal 2009, the Company repurchased and retired approximately 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the program.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2009 ended on January 2, 2010, fiscal 2008 ended on January 3, 2009, and fiscal 2007 ended on December 29, 2007.  Fiscal 2009 and 2007 each contained 52 weeks of financial results while fiscal 2008 contained 53 weeks.

As discussed in the Explanatory Note to this filing, the Company filed an amended and restated Annual Report on Form 10-K for fiscal 2008 with the Securities and Exchange Commission on January 15, 2010, to amend and restate its audited consolidated financial statements and related disclosures for the fiscal years ended January 3, 2009 and December 29, 2007.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2009	2008	2007

Wholesale sales:
Carter’s	32.8%	32.7%	33.6%
OshKosh	5.1	5.3	6.4
Total wholesale sales	37.9	38.0	40.0

Retail store sales:
Carter’s	30.8	28.3	26.1
OshKosh	16.2	16.7	16.6
Total retail store sales	47.0	45.0	42.7

Mass channel sales	15.1	17.0	17.3

Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.0	65.3	66.2
Gross profit	38.0	34.7	33.8
Selling, general, and administrative expenses	27.0	27.0	25.6
Investigation expenses	0.4	--	--
Intangible asset impairment	--	--	11.0
Executive retirement charges	--	0.4	--
Workforce reduction, facility write-down, and closure costs	0.7	0.2	0.4
Royalty income	(2.4)	(2.3)	(2.2)

Operating income (loss)	12.3	9.4	(1.0)
Interest expense, net	0.7	1.2	1.7

Income (loss) before income taxes	11.6	8.2	(2.7)
Provision for income taxes	4.3	3.0	2.7

Net income (loss)	7.3%	5.2%	(5.4)%
Number of retail stores at end of period:
Carter’s	276	253	228
OshKosh	170	165	163
Total	446	418	391

FISCAL YEAR ENDED JANUARY 2, 2010 COMPARED WITH FISCAL YEAR ENDED JANUARY 3, 2009

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2009 were $1.6 billion, an increase of $95.2 million, or 6.4%, compared to $1.5 billion in fiscal 2008.  This increase reflects growth in our Carter’s brand and OshKosh brand wholesale and retail store segments.

	For the fiscal years ended
(dollars in thousands)	January 2, 2010	% of Total	January 3, 2009	% of Total

Net sales:
Wholesale-Carter’s	$521,307	32.8%	$488,594	32.7%
Wholesale-OshKosh	80,522	5.1%	80,069	5.3%
Retail-Carter’s	489,740	30.8%	422,436	28.3%
Retail-OshKosh	257,289	16.2%	249,130	16.7%
Mass Channel-Carter’s	240,819	15.1%	254,291	17.0%
Total net sales	$1,589,677	100.0%	$1,494,520	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $32.7 million, or 6.7%, in fiscal 2009, to $521.3 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in units shipped and a 2% increase in average price per unit, as compared to fiscal 2008.  The growth in units shipped was primarily driven by strong over-the-counter performance at our wholesale customers.  The increase in average price per unit was due to more competitive pricing in certain product categories, particularly to our off-price customers.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $0.5 million, or 0.6%, in fiscal 2009 to $80.5 million.  The increase in OshKosh brand wholesale sales was driven by a 3% increase in average price per unit, partially offset by a 3% decrease in units shipped, as compared to fiscal 2008.  The increase in average price per unit reflects higher average selling prices on off-price sales as compared to fiscal 2008.  The decrease in units shipped relate primarily to a reduction in off-price shipments.

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $67.3 million, or 15.9%, in fiscal 2009 to $489.7 million.  The increase was driven by a comparable store sales increase of $26.5 million, or 6.4% (based on 240 locations), incremental sales of $46.3 million generated by new store openings, partially offset by the impact of an additional week in fiscal 2008 of $5.2 million and store closures of $0.1 million.  During fiscal 2009, on a comparable store basis, transactions increased 3.7%, units per transaction increased 2.8%, and average prices decreased 0.2% as compared to fiscal 2008.  The increases in transactions and units per transaction were driven by strong product performance in all product categories, changes in our merchandising strategies which include a higher mix of opening price point items (high-volume, entry level basic products), a better assortment of in-season merchandise on the floor, in-store product presentation, and direct to consumer marketing efforts.

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

There were a total of 276 Carter’s retail stores open as of January 2, 2010.  During fiscal 2009, we opened 24 stores and closed one store.  We plan to open approximately 25 and close five Carter’s retail stores during fiscal 2010.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $8.2 million, or 3.3%, in fiscal 2009 to $257.3 million.  The increase was due to incremental sales of $6.9 million generated by new store openings and a comparable store sales increase of $4.7 million, or 1.9% (based on 161 locations), partially offset by the impact of an additional week in fiscal 2008 of $2.6 million and store closings of $1.0 million.  On a comparable store basis, transactions increased 1.9%, units per transaction increased 2.1%, and average prices decreased 2.1%.

We attribute the increases in transactions and units per transaction to strong product performance in most product categories, changes in our merchandising strategies which include a higher mix of opening price point items (high-volume, entry level basic products), a better assortment of in-season merchandise on the floor, in-store product presentation, and direct to consumer marketing efforts.  The decrease in average prices during fiscal 2009 were due to increased promotional activity and a greater mix of opening price point items such as t-shirts and knit pants.

There were a total of 170 OshKosh retail stores open as of January 2, 2010.  During fiscal 2009, we opened six stores and closed one store.  We plan to open approximately 13 stores and close three OshKosh retail stores during fiscal 2010.

MASS CHANNEL SALES

Mass channel sales decreased $13.5 million, or 5.3%, in fiscal 2009 to $240.8 million.  The decrease was due to decreased sales of $22.2 million, or 15.5%, of our Child of Mine brand to Walmart partially offset by an $8.7 million, or 7.9%, increase in sales of our Just One Year brand to Target.  The decrease in Child of Mine brand sales resulted from merchandising assortment changes made by Walmart and a related reduction in floor space.  The timing of product shipments also contributed to the decline in Child of Mine sales in fiscal 2009.  The increase in Just One Year brand sales was driven largely by improved product performance and the addition of new programs.

 GROSS PROFIT

Our gross profit increased $85.8 million, or 16.6%, to $604.4 million in fiscal 2009.  Gross profit as a percentage of net sales was 38.0% in fiscal 2009 as compared to 34.7% in fiscal 2008.

The increase in gross profit as a percentage of net sales reflects:

(i) $18.2 million related to lower levels of excess and obsolete inventory charges, more favorable loss rates on off-price sales, and improved inventory management;
(ii) $17.9 million related to higher consolidated retail gross margins as a percentage of consolidated retail sales; and
(iii) $12.4 million related to a greater mix of consolidated retail sales which, on average, have a higher gross margin than sales in our wholesale and mass channel segments.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2009 increased $24.4 million, or 6.0%, to $428.7 million.  As a percentage of net sales, selling, general, and administrative expenses in fiscal 2009 and 2008 were 27.0%.

The changes in selling, general, and administrative expenses as a percentage of net sales reflects:

(i) $13.6 million in higher provisions for bonuses and incentive compensation; and

(ii) $14.0 million, or 7.7%, increase in consolidated retail store expenses. This increase is due primarily to new store growth.

Partially offsetting these increases were:

(i) a decline in distribution costs as a percentage of sales from 3.7% in fiscal 2008 to 3.3% in fiscal 2009 resulting from supply chain efficiencies and the closure of our Barnesville, Georgia distribution facility; and

(ii) reduced discretionary spending and increased overall focus on our corporate cost structure.

INVESTIGATION EXPENSES

In connection with the investigation of customer margin support, the Company recorded pre-tax charges in the fourth quarter of fiscal 2009 of approximately $5.7 million related to professional service fees as described in the Explanatory Note to this filing.

EXECUTIVE RETIREMENT CHARGES

In fiscal 2008, the Company announced the retirement of an executive officer.  In connection with this retirement, the Company recorded charges during fiscal 2008 of $5.3 million, $3.1 million of which related to the present value of severance and benefit obligations, and $2.2 million of which related to the accelerated vesting of stock options.

WORKFORCE REDUCTION, FACILITY WRITE-DOWN, AND CLOSURE COSTS

       As a result of the corporate workforce reduction announced in the first quarter of fiscal 2009, we recorded charges of $6.7 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.2 million in asset impairment charges net of a gain on the closure and sale of our Oshkosh, Wisconsin office during fiscal 2009.  The majority of the severance payments will be paid through the end of fiscal 2010.

        In conjunction with the plan to close the Barnesville, Georgia distribution center, the Company recorded closure costs of approximately $4.3 million during fiscal 2009, consisting of severance and other benefits of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

During fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility by approximately $0.7 million to $2.8 million to reflect the decrease in the fair market value.  During the third quarter of fiscal 2009, the Company sold this facility for net proceeds of approximately $2.8 million.

In fiscal 2008, the Company wrote down the carrying value of the White House, Tennessee distribution facility by approximately $2.6 million to $3.5 million to reflect the anticipated selling price of the property at that time.

ROYALTY INCOME

Our royalty income increased $2.7 million, or 8.1%, to $36.4 million in fiscal 2009.

We license the use of our Carter’s, Just One Year, and Child of Mine brands.  Royalty income from these brands was approximately $19.2 million, an increase of 12.8%, or $2.2 million, as compared to fiscal 2008 due to increased sales by our Carter’s brand and Child of Mine brand licensees.  The Carter’s brand internationally generated $0.7 million in royalty income in fiscal 2009 as compared to $0.3 million in fiscal 2008.

We also license the use of our OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands increased approximately $0.6 million, or 3.3%, to $17.2 million in fiscal 2009.  This increase was driven by increased sales by our OshKosh brand international licensees, which generated $7.9 million in royalty income in fiscal 2009 as compared to $7.1 million in fiscal 2008, partially offset by lower domestic licensing income.

OPERATING INCOME

Our operating income increased $55.6 million, or 39.7%, to $195.6 million in fiscal 2009.  This increase in operating income was due to the factors described above.

INTEREST EXPENSE, NET

Interest expense, net, in fiscal 2009 decreased $6.3 million, or 34.8%, to $11.8 million.  This decrease is attributable to a lower effective interest rate on lower weighted-average borrowings.  In fiscal 2009, weighted-average borrowings were $336.4 million at an effective interest rate of 3.57% as compared to weighted-average borrowings of $340.1 million at an effective interest rate of 5.76% in fiscal 2008.  In fiscal 2009, we recorded $2.5 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.  In fiscal 2008, we recorded $1.1 million in interest expense related to our interest rate swap agreement and $1.2 million in interest expense related to our interest rate collar agreement.

INCOME TAXES

Our effective tax rate was approximately 37.1% in fiscal 2009 as compared to approximately 36.1% in fiscal 2008.  This change was a result of the reversal of $1.5 million of uncertain tax positions related to the completion of an Internal Revenue Service examination for fiscal 2006 and 2007 and the closing of the statute of limitations recorded in fiscal 2009 as compared to the reversal of $1.9 million of uncertain tax positions related to the completion of an Internal Revenue Service examination for fiscal 2004 and 2005 and the closing of the statute of limitations recorded in fiscal 2008.

NET INCOME

As a result of the factors described above, our net income for fiscal 2009 increased $37.7 million, or 48.4%, to $115.6 million as compared to $77.9 million in fiscal 2008.

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

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $15.4 million, or 6.6%, in fiscal 2008 to $249.1 million.  The increase was due to incremental sales of $7.1 million generated by new store openings and a comparable store sales increase of $10.3 million, or 3.2% (based on 160 locations), partially offset by the impact of store closings of $2.0 million.  On a comparable store basis, transactions increased 2.0%, units per transaction increased 4.3%, and average prices decreased 3.0%.  The increases in transactions and units per transaction and decrease in average prices were driven by heavy promotional pricing on excess products during the first half of fiscal 2008.

There were a total of 165 OshKosh retail stores open as of January 3, 2009.  During fiscal 2008, we opened three stores and closed one store.

MASS CHANNEL SALES

Mass channel sales increased $11.0 million, or 4.5%, in fiscal 2008 to $254.3 million.  The increase was driven by increased sales of $14.7 million, or 15.3%, of our Just One Year brand to Target partially offset by a $3.7 million, or 2.5%, decrease in sales of our Child of Mine brand to Walmart.  The increase in Just One Year sales was driven primarily from new door growth and new floor space, particularly in playwear and baby.  The decrease in Child of Mine sales was due to product performance in certain categories, particularly certain Spring 2008 products and certain fall hanging products.

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

INTANGIBLE ASSET IMPAIRMENT

During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the OshKosh wholesale and retail segments and revised projections for such segments, the Company conducted an interim impairment assessment of the value of the intangible assets that the Company recorded in connection with the acquisition of OshKosh.  This assessment was performed in accordance with accounting guidance on goodwill and intangible assets.  Based on this assessment, charges of approximately $36.0 million and $106.9 million were recorded for the impairment of the goodwill for the wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename.

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

INCOME TAXES

Our effective tax rate was approximately 36.1% in fiscal 2008 as compared to approximately (103.2%) in fiscal 2007.  This change is a result of the impairment of our OshKosh goodwill in fiscal 2007, which was not deductible for income tax purposes.  See Note 8 to the accompanying audited consolidated financial statements for a reconciliation of the statutory rate to our effective tax rate.

NET INCOME (LOSS)

As a result of the factors above, we recorded net income of $77.9 million in fiscal 2008 as compared to a net loss of $75.8 million in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our Revolver, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by events described in our risk factors, as further discussed in Item 1A of this filing.

Net accounts receivable at January 2, 2010 were $82.1 million compared to $85.5 million at January 3, 2009.  This decrease reflects lower levels of mass channel sales in the latter part of fiscal 2009 as compared to the latter part of fiscal 2008.

Net inventories at January 2, 2010 were $214.0 million compared to $203.5 million at January 3, 2009.  This increase was due primarily to support planned first quarter fiscal 2010 shipments and an increase in our retail store base.

Net cash provided by operating activities for fiscal 2009 was $188.2 million compared to $183.6 million in fiscal 2008.  The increase in operating cash flow primarily reflects the growth in earnings partially offset by changes in working capital.  Net cash provided by our operating activities in fiscal 2007 was approximately $52.0 million.

We invested approximately $33.0 million in capital expenditures during fiscal 2009 compared to $37.5 million in fiscal 2008.  Major investments included retail store openings and remodelings, fixtures for our wholesale customers, and investments in information technology.  We plan to invest approximately $45 million in capital expenditures in fiscal 2010 primarily for retail store openings and remodelings and fixtures for our wholesale customers.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  During fiscal 2009, the Company did not repurchase any of its common stock.  Since inception of the program and through January 2, 2010, the Company repurchased and retired 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the program.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

At January 2, 2010, we had approximately $334.5 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of $8.6 million of outstanding letters of credit.  At January 3, 2009, we had approximately $338.0 million in Term Loan borrowings and no borrowings under our Revolver, exclusive of approximately $8.6 million of outstanding letters of credit.  Weighted-average borrowings for fiscal 2009 were $336.4 million at an effective rate of 3.57% as compared to weighted-average borrowings of $340.1 million at an effective rate of 5.76% in fiscal 2008.

The term of the Revolver expires July 14, 2011 and the term of the Term Loan expires July 14, 2012.  Principal borrowings under the Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2010 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.  In fiscal 2009 and 2008, we made scheduled amortization payments of $3.5 million in each year.  The Term Loan has an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest is payable at the end of interest rate reset periods, which vary in length, but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rate on Term Loan borrowings as of January 2, 2010 and January 3, 2009 was 1.7% and 3.3%, respectively.

The Senior Credit Facility contains and defines financial covenants, including a minimum interest coverage ratio of 3.75 to 1.00, maximum leverage ratio of 3.00 to 1.00, and a minimum fixed charge coverage ratio of 2.00 to 1.00, as of January 2, 2010.  The Company’s actual interest coverage ratio, leverage ratio, and fixed charge coverage ratio as of January 2, 2010 are 22.28 to 1.00, 1.41 to 1.00, and 9.62 to 1.00, respectively.   On November 17, 2009, the Company obtained a waiver to its Senior Credit Facility which waived defaults resulting from the untimely filing of the Company’s third quarter fiscal 2009 financial statements and the restatement of prior period financial statements.  The waiver resulted in a fee of approximately $450,000 and required the Company to deliver to the lenders the restatement of prior period financial statements and the third quarter of fiscal 2009 financial statements by January 15, 2010.  The Company complied with the terms of the waiver and was in compliance with its debt covenants as of the date of this filing.

The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2009 or 2008.  Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

Our Senior Credit Facility requires us to hedge at least 25% of our debt under this facility using interest rate swaps or other similar instruments.  As of January 2, 2010, $238.9 million, or 71.4%, of our Senior Credit Facility borrowings were subject to interest rate swap agreements.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of January 2, 2010, our outstanding debt aggregated approximately $334.5 million, of which $95.6 million, or 28.6%, was subject to variable interest rates.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.0 million, exclusive of variable rate debt subject to our swap agreements, and could have an adverse effect on our earnings and cash flow.

The following table summarizes as of January 2, 2010, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt	$3,503	$3,503	$327,517	$--	$--	$--	$334,523
Interest on debt:
Variable rate (a)	5,726	5,726	2,863	--	--	--	14,315
Operating leases (see Note 10 to the Consolidated Financial Statements)	60,407	54,086	46,774	40,739	31,034	80,615	313,655
Total financial obligations	69,636	63,315	377,154	40,739	31,034	80,615	662,493

Letters of credit	8,571	--	--	--	--	--	8,571
Purchase obligations (b)	225,036	--	--	--	--	--	225,036
Total financial obligations and commitments	$303,243	$63,315	$377,154	$40,739	$31,034	$80,615	$896,100

(a)	Reflects estimated variable rate interest on obligations outstanding on our Term Loan as of January 2, 2010 using an interest rate of 1.7% (rate in effect at January 2, 2010).

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

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each fiscal year.  During these peak periods, we had historically borrowed under our Revolver.  In fiscal 2009 and 2008, we had no borrowings under our Revolver.

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

Revenue recognition: We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers in order to assist these customers with inventory clearance or promotions.  Such amounts are reflected as a reduction of net sales and are recorded based upon agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for estimated customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectibility.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $2.8 million in fiscal 2009, $2.1 million in fiscal 2008, and $2.5 million in fiscal 2007 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of January 2, 2010, we had approximately $136.6 million in Carter’s goodwill and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.

The carrying values of the goodwill and tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.

We perform impairment tests of our goodwill at our reporting unit level, which is consistent with our operating segments.  The goodwill impairment test consists of a two-step process, if necessary.  The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill.  We use discounted cash flow models to determine the fair value of a reporting unit.  The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use.  If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates.  Additionally, as discussed above, in accordance with accounting guidance, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use.  As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed.  Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

Accrued expenses:  Accrued expenses for workers’ compensation, incentive compensation, health insurance, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Loss contingencies:  We record accruals for various contingencies including legal exposures as they arise in the normal course of business.  In accordance with accounting guidance on contingencies, we determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable.  Our assessment is developed in consultation with our internal and external counsel and other advisors and is based on an analysis of possible outcomes under various strategies.  Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable.  We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact our consolidated financial statements.

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

Employee benefit plans:  We sponsor a defined contribution plan, a frozen defined benefit pension plan and other unfunded post-retirement plans.  The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations and related periodic costs.  We use independent actuaries to assist with these calculations.  Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations, employee demographic assumptions including mortality rates, and changes in health care costs.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions.  Actual results that differ from the actuarial assumptions are reflected as unrecognized gains and losses.  Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.

Significant assumptions used in valuing the Company’s net obligation under its Oshkosh B’Gosh pension plan under which retirement benefits were frozen as of December 31, 2005 are expected long-term rates of return on plans assets and the discount rate used to determine the plan’s projected benefit obligation.   Expected long-term rates of return on plan assets were estimated to be 8.0% for the fiscal year ended January 2, 2010.  Our strategy with regards to the investments in the pension plan is to earn a rate of return sufficient to fund all pension obligations as they arise.  The long-term rate of return assumption considers current market trends, historical investment performance, and the portfolio mix of investments and has been set at 7.5% for fiscal 2010.  The discount rate used to determine the plan’s projected benefit obligation was 5.5% for the year ended January 2, 2010.  This discount rate was used to calculate the present value of expected future cash flows for benefit payments.  The rate used reflects the comparable long-term rate of return on a pool of high quality fixed income investments.

Any future obligations under our plan not funded from investment returns on plan assets will be funded from cash flows from operations.  The assumptions used in computing our net pension expense and projected benefit obligations have a significant impact on the amounts recorded.  A 0.25% change in the assumptions identified below would have had the following effects on the net pension expense and projected benefit obligation as of and for the year ended January 2, 2010.

	Increase		Decrease

(dollars in millions)	Discount rate	Return on plan assets	Discount rate	Return on plan assets

Net pension expense	$(0.1)	$(0.1)	$0.1	$0.1

Projected benefit obligation	$(1.6)	$--	$1.7	$--

The most significant assumption used to determine the Company’s projected benefit obligation under its post-retirement life and medical plan under which retirement benefits were frozen in 1991 is the discount rate used to determine the plan’s projected benefit obligation.  A 0.25% change in the assumed discount rate would result in an increase or decrease, as applicable, in plan’s projected benefit obligation of approximately $0.2 million.

See Note 7, “Employee Benefits Plans,” to the accompanying audited consolidated financial statements for further details on rates and assumptions.

Stock-based compensation arrangements:  The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of accounting guidance on share-based payments.  The Company adopted this guidance using the modified prospective application method of transition.  The Company uses the Black-Scholes option pricing model, which requires the use of subjective assumptions.  These assumptions include the following:

Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  The Company uses actual monthly historical changes in the market value of our stock covering the expected life of stock options being valued.  An increase in the expected volatility will increase compensation expense.

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

The Company accounts for its performance-based awards in accordance with accounting guidance on share-based payments and records stock-based compensation expense over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance criteria and adjusts stock-based compensation expense based on its probability assessment.

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

We contract for production with third parties primarily in Asia and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we source products from approximately 90 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our Senior Credit Facility, which carries variable interest rates.  As of January 2, 2010, our outstanding debt aggregated approximately $334.5 million, of which $95.6 million, or 28.6%, bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.0 million, exclusive of variable rate debt subject to our interest rate swap agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter's, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter's, Inc. and its subsidiaries at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the control environment - sales organization and revenue recognition described in management's report existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are disclosed in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the January 2, 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 1, 2010

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 2, 2010	January 3, 2009
ASSETS

Current assets:
Cash and cash equivalents	$335,041	$162,349
Accounts receivable, net of reserve for doubtful accounts of $2,616 in fiscal 2009 and $5,167 in fiscal 2008	82,094	85,452
Finished goods inventories, net	214,000	203,486
Prepaid expenses and other current assets	11,114	13,214
Deferred income taxes	33,419	35,545
Total current assets	675,668	500,046
Property, plant, and equipment, net	86,077	86,229
Tradenames	305,733	305,733
Goodwill	136,570	136,570
Licensing agreements, net of accumulated amortization of $17,323 in fiscal 2009 and $13,840 in fiscal 2008	1,777	5,260
Deferred debt issuance costs, net	2,469	3,598
Other assets	305	576
Total assets	$1,208,599	$1,038,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	97,546	79,011
Other current liabilities	69,568	57,613
Total current liabilities	170,617	140,127
Long-term debt	331,020	334,523
Deferred income taxes	110,676	108,989
Other long-term liabilities	40,262	40,822
Total liabilities	652,575	624,461
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 2, 2010 and January 3, 2009	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,081,822 and 56,352,111 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	581	563
Additional paid-in capital	235,330	211,767
Accumulated other comprehensive loss	(4,066)	(7,318)
Retained earnings	324,179	208,539
Total stockholders’ equity	556,024	413,551
Total liabilities and stockholders’ equity	$1,208,599	$1,038,012

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	January 2, 2010	January 3, 2009	December 29, 2007

Net sales	$1,589,677	$1,494,520	$1,404,026
Cost of goods sold	985,323	975,999	928,996

Gross profit	604,354	518,521	475,030
Selling, general, and administrative expenses	428,674	404,274	359,826
Investigation expenses (Note 16)	5,717	--	--
Intangible asset impairment (Note 2)	--	--	154,886
Executive retirement charges (Note 17)	--	5,325	--
Workforce reduction, facility write-down, and closure costs (Note 15)	10,771	2,609	5,285
Royalty income	(36,421)	(33,685)	(30,738)

Operating income (loss)	195,613	139,998	(14,229)
Interest income	(219)	(1,491)	(1,386)
Interest expense	12,004	19,578	24,465

Income (loss) before income taxes	183,828	121,911	(37,308)
Provision for income taxes	68,188	44,007	38,488

Net income (loss)	$115,640	$77,904	$(75,796)

Basic net income (loss) per common share (Note 2)	$2.03	$1.37	$(1.30)
Diluted net income (loss) per common share (Note 2)	$1.97	$1.33	$(1.30)

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cash flows from operating activities:
Net income (loss)	$115,640	$77,904	$(75,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,274	30,158	29,919
Non-cash intangible asset impairment charges	--	--	154,886
Amortization of debt issuance costs	1,129	1,145	1,160
Non-cash stock-based compensation expense	6,775	8,652	3,601
Non-cash facility write-down and closure costs	4,669	2,609	2,450
(Gain) loss on disposal/sale of property, plant, and equipment	(962)	323	690
Income tax benefit from exercised stock options	(11,750)	(3,531)	(8,230)
Deferred income taxes	2,270	(321)	(12,672)
Effect of changes in operating assets and liabilities:
Accounts receivable	3,358	9,143	(872)
Inventories	(10,514)	22,008	(31,906)
Prepaid expenses and other assets	(1,363)	(2,043)	(1,404)
Accounts payable	18,535	22,422	(13,721)
Other liabilities	28,178	15,154	3,882
Net cash provided by operating activities	188,239	183,623	51,987
Cash flows from investing activities:
Capital expenditures	(32,980)	(37,529)	(21,876)
Proceeds from sale of property, plant, and equipment	4,084	--	57
Net cash used in investing activities	(28,896)	(37,529)	(21,819)
Cash flows from financing activities:
Payments on Term Loan	(3,503)	(3,503)	(3,503)
Proceeds from revolving loan facility	--	--	121,400
Payments on revolving loan facility	--	--	(121,400)
Share repurchase	--	(33,637)	(57,467)
Income tax benefit from exercised stock options	11,750	3,531	8,230
Proceeds from exercise of stock options	5,102	852	3,039
Net cash provided by (used in) financing activities	13,349	(32,757)	(49,701)
Net increase (decrease) in cash and cash equivalents	172,692	113,337	(19,533)
Cash and cash equivalents at beginning of period	162,349	49,012	68,545
Cash and cash equivalents at end of period	$335,041	$162,349	$49,012

The accompanying notes are an integral part of the consolidated financial statements

                                 CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 30, 2006	$589	$275,045	$5,301	$203,843	$484,778
Income tax benefit from exercised stock options		8,230			8,230
Exercise of stock options (999,389 shares)	10	3,029			3,039
Stock-based compensation expense		2,911			2,911
Issuance of common stock (23,482 shares)	1	584			585
Impact of adoption of new accounting pronouncement (Note 8)				2,588	2,588
Share repurchase (2,473,219 shares)	(24)	(57,443)			(57,467)
Comprehensive loss:
Net loss				(75,796)	(75,796)
Settlement of pension asset, net of tax of $75			(132)		(132)
Defined benefit pension adjustment, net of tax of $125			(207)		(207)
Unrealized loss on interest rate swap, net of tax of $1,121			(1,955)		(1,955)
Unrealized loss on interest rate collar, net of tax of $192			(336)		(336)
Total comprehensive loss	--	--	(2,630)	(75,796)	(78,426)
Balance at December 29, 2007	576	232,356	2,671	130,635	366,238
Income tax benefit from exercised stock options		3,531			3,531
Exercise of stock options (624,415 shares)	6	846			852
Stock-based compensation expense		8,022			8,022
Issuance of common stock (43,386 shares)	1	629			630
Share repurchase (2,126,361 shares)	(20)	(33,617)			(33,637)
Comprehensive (loss) income:
Net income				77,904	77,904
Unrealized loss on OshKosh defined benefit plan, net of tax benefit of $5,850			(9,996)		(9,996)
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $494			844		844
Unrealized loss on interest rate swap, net of tax benefit of $582			(1,026)		(1,026)
Unrealized gain on interest rate collar, net of tax of $122			189		189
Total comprehensive (loss) income	--	--	(9,989)	77,904	67,915
Balance at January 3, 2009	563	211,767	(7,318)	208,539	413,551
Income tax benefit from exercised stock options		11,750			11,750
Exercise of stock options (1,528,096 shares)	15	5,087			5,102
Restricted stock activity	3	(3)			--
Stock-based compensation expense		6,012			6,012
Issuance of common stock (34,404 shares)		717			717
Comprehensive (loss) income:
Net income				115,640	115,640
Unrealized gain on OshKosh defined benefit plan, net of tax benefit of $1,349			2,309		2,309
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $100			131		131
Unrealized gain on interest rate swap, net of tax benefit of $238			405		405
Realized gain on interest rate collar, net of tax of $216			407		407
Total comprehensive income	--	--	3,252	115,640	118,892
Balance at January 2, 2010	$581	$235,330	$(4,066)	$324,179	$556,024

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, Precious Firsts, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 276 Carter’s and 170 OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying audited consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR:

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying audited consolidated financial statements reflect our financial position as of January 2, 2010 and January 3, 2009 and results of operations for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007.  The fiscal years ended January 2, 2010 (fiscal 2009) and December 29, 2007 (fiscal 2007), each contain 52 weeks.  The fiscal year ended January 3, 2009 (fiscal 2008) contains 53 weeks.

SUBSEQUENT EVENTS:

Subsequent events were evaluated through March 1, 2010, the date these financials were issued.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents.  Our cash and cash equivalents consist of deposit accounts, cash management funds invested in U.S. Treasury securities, and municipal obligations that provide income exempt from federal income taxes.  We had cash deposits, in excess of deposit insurance limits, in three banks at January 2, 1010.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

ACCOUNTS RECEIVABLE:

Approximately 86.2% of our gross accounts receivable at January 2, 2010 and 88.6% at January 3, 2009 were from our ten largest wholesale and mass channel customers.  Of these customers, three had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 27%) at January 2, 2010.  At January 3, 2009, two customers had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 21%).  Sales to these customers represent comparable percentages to total wholesale and mass channel net sales.  In fiscal 2009, one customer accounted for more than 10% of our consolidated net sales.  In fiscal 2008, two customers each accounted for more than 10% of our consolidated net sales.

Components of accounts receivable as of January 2, 2010 and January 3, 2009 are as follows:

(dollars in thousands)	January 2, 2010	January 3, 2009
Trade receivables, net	$70,827	$73,164
Royalties receivable	8,958	8,203
Tenant allowances and other receivables	2,309	4,085
Total	$82,094	$85,452

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out basis for wholesale and mass channel inventory and average cost for retail inventories) or market.  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization.  When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets, and the related accumulated depreciation and any resulting profit or loss is credited or charged to income.  For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows:  buildings from 15 to 26 years and retail store fixtures, equipment, and computers from 3 to 10 years.  Leasehold improvements and fixed assets purchased under capital leases, if any, are amortized over the lesser of the asset life or related lease term.  We capitalize the cost of our fixtures designed and purchased for use at major wholesale and mass channel accounts.  The cost of these fixtures is amortized over a three-year period.

GOODWILL AND OTHER INTANGIBILE ASSETS:

Goodwill as of January 2, 2010, represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 (the “2001 Acquisition”) over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  Our Carter’s tradename and goodwill are deemed to have indefinite lives and are not being amortized.

In connection with the acquisition of OshKosh on July 14, 2005 (the “Acquisition”), the Company recorded goodwill, tradename, licensing, and leasehold interest assets.  During the second quarter of fiscal 2007, as a result of negative trends in sales and profitability of the Company’s OshKosh B’Gosh wholesale and retail segments and re-forecasted projections for such segments for the balance of fiscal 2007, the Company conducted an interim impairment assessment on the value of the intangible assets that the Company recorded in connection with the Acquisition.  This assessment was performed in accordance with accounting guidance on goodwill and other intangible assets.  Based on this assessment, impairment charges of approximately $36.0 million and $106.9 million were recorded on the goodwill for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.  For goodwill, the fair value was determined using the expected present value of future cash flows.  For the OshKosh tradename, the fair value was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

The carrying values of the goodwill and tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Based upon our most recent assessment performed as of January 2, 2010, we determined that there is no impairment of our goodwill or tradename assets.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.

We perform impairment tests of our goodwill at our reporting unit level, which is consistent with our operating segments.  The goodwill impairment test consists of a two-step process, if necessary.  The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill.  We use discounted cash flow models to determine the fair value of a reporting unit.  The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use.  If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates.  Additionally, as discussed above, in accordance with accounting guidance, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use.  As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed.  Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

During the fiscal year ended January 3, 2009, approximately $1.5 million of tax contingencies recorded in connection with the Acquisition were reversed due to settlement with taxing authorities and closure of applicable statute of limitations.  This reversal resulted in a corresponding reduction to the OshKosh tradename asset of $2.5 million and a reduction in the related deferred tax liability of $1.0 million.

The Company’s intangible assets were as follows:
		Fiscal 2009			Fiscal 2008
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$17,323	$1,777	$19,100	$13,840	$5,260
Leasehold interests	4.1 years	$1,833	$1,833	$--	$1,833	$1,599	$234

Amortization expense for intangible assets subject to amortization was approximately $3.7 million for the fiscal year ended January 2, 2010, $4.1 million for the fiscal year ended January 3, 2009, and $4.5 million for the fiscal year ended December 29, 2007.  Annual amortization expense for the OshKosh licensing agreements is expected to be approximately $1.8 million in fiscal 2010.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

IMPAIRMENT OF OTHER LONG-LIVED ASSETS:

We review other long-lived assets, including property, plant, and equipment, and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable.  Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows.  Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or fair value.

DEFERRED DEBT ISSUANCE COSTS:

Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.  Amortization approximated $1.1 million for the fiscal years ended January 2, 2010 and January 3, 2009, and $1.2 million for the fiscal year ended December 29, 2007.

CASH FLOW HEDGES:

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

As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.  These interest rate swap agreements mature at various times through January 2011.  We continue to be in compliance with the 25% hedging requirement under our Senior Credit Facility.

The unrealized gain related to the swap agreements, net of tax, was approximately $0.4 million for the fiscal year ended January 2, 2010.  The unrealized losses related to the swap agreement, net of tax benefits, were approximately $1.0 million for the fiscal year ended January 3, 2009 and $2.0 million for the fiscal year ended December 29, 2007.  These unrealized gains and losses, net of tax, are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2009 and 2008, we recorded $2.5 million and $1.1 million, respectively, in interest expense related to the swap agreements.  In fiscal 2007, we recorded interest income of approximately $1.6 million related to the swap agreements.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a LIBOR floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate Term Loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.  For the fiscal year ended January 2, 2010, the Company realized a gain of approximately $0.4 million, net of taxes, related to the collar.  The unrealized gain, net of taxes, related to the collar was approximately $0.2 million for the fiscal year ended January 3, 2009.  For the fiscal year ended December 29, 2007, we had unrealized losses, net of tax benefit, of $0.3 million.  These realized gains, unrealized gains and losses related to the collar, net of tax, are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2009 and 2008, we recorded $0.5 million and $1.2 million, respectively, in interest expense related to the collar.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

Accumulated other comprehensive (loss) income, shown as a component of stockholders’ equity on the accompanying audited consolidated balance sheets, reflects realized gains, unrealized gains or losses on the Company’s interest rate swap and collar agreements, net of taxes, which are not included in the determination of net income (loss).  These realized gains, unrealized gains and losses are recorded directly into accumulated other comprehensive (loss) income and are referred to as comprehensive (loss) income items.  Accumulated other comprehensive (loss) income also reflects adjustments to the Company’s defined benefit and post-retirement plan assets and liabilities as of the end of the year, and the gains and losses and prior service costs or credits, net of tax, that arise during the period but that are not recognized as components of net periodic benefit cost pursuant to accounting guidance on pensions and post-retirement benefits.

REVENUE RECOGNITION:

Revenues consist of sales to customers, net of returns, accommodations, allowances, deductions, and cooperative advertising.  We consider revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers.  We provide accommodations and allowances to our major wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions.  Such amounts are reflected as a reduction of net sales and are recorded based on agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectibility.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $2.8 million in fiscal 2009, $2.1 million in fiscal 2008, and $2.5 million in fiscal 2007 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead.  Such costs are generally absorbed by us and are included in selling, general, and administrative expenses.  These costs amounted to approximately $31,914,000 for fiscal 2009, $36,727,000 for fiscal 2008, and $39,173,000 for fiscal 2007.

With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties.  However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed are included in revenue and the related cost is charged to cost of goods sold.  For fiscal years 2009, 2008, and 2007, the Company billed customers approximately $133,000, $185,000, and $170,000, respectively.

ROYALTIES AND LICENSE FEES:

We license the Carter’s, Just One Year, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children’s products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, hair accessories, furniture, gear, and related products.  These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

STOCK-BASED COMPENSATION ARRANGEMENTS:

In accordance with the fair value recognition provisions of accounting guidance on share-based payments, the Company recognizes compensation expense for its share-based payments based on the fair value of the awards at the grant date.

We determine the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:

Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  The Company uses actual monthly historical changes in the market value of our stock covering the expected life of options being valued.  An increase in the expected volatility will increase compensation expense.

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

The Company accounts for its performance-based awards by recording stock-based compensation expense over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved.  The Company reassesses the probability of vesting at each reporting period for awards with performance criteria and adjusts stock-based compensation expense based on its probability assessment.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

As a result of the adoption of accounting guidance on uncertainty in income taxes, we recorded a cumulative effect of adoption, reducing our reserves for unrecognized tax benefits by approximately $2.6 million as of December 31, 2006 and increasing retained earnings by $2.6 million.  Additionally, we reclassified, as of December 31, 2006, approximately $6.9 million of reserves for unrecognized tax benefits from other current liabilities to long-term liabilities on the accompanying audited consolidated balance sheet.  We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid in cash approximated $10,515,000 for the fiscal year ended January 2, 2010, $19,074,000 for the fiscal year ended January 3, 2009, and $24,893,000 for the fiscal year ended December 29, 2007.  Income taxes paid in cash approximated $54,580,000 for the fiscal year ended January 2, 2010, $44,157,000 for the fiscal year ended January 3, 2009, and $32,393,000 for the fiscal year ended December 29, 2007.

EARNINGS PER SHARE:

In accordance with accounting guidance on earnings per share basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average common shares outstanding for the period.  Diluted net income (loss) per share includes the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.

Effective January 4, 2009, the Company adopted new accounting guidance which requires earnings per share to be calculated pursuant to the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) and retrospectively adjusted earnings per share data and included the required disclosures below.

For the fiscal year ended January 2, 2010, antidilutive shares of 1,035,500 were excluded from the computations of diluted earnings per share.  For the fiscal year ended January 3, 2009, antidilutive shares of 1,539,650 and performance-based stock options of 220,000 were excluded from the computations of diluted earnings per share.  For the fiscal year ended December 29, 2007, diluted net loss per common share is the same as basic net loss per common share, as the Company had a net loss.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal years ended
	January 2, 2010	January 3, 2009	December 29, 2007

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,653,460	56,309,454	57,871,235
Dilutive effect of unvested restricted stock	119,886	76,843	--
Dilutive effect of stock options	1,574,378	1,889,704	--
Diluted number of common and common equivalent shares outstanding	58,347,724	58,276,001	57,871,235

Basic net income per common share:
Net income (loss)	$115,640,000	$77,904,000	$(75,796,000)
Income allocated to participating securities	(910,980)	(610,270)	484,476
Net income (loss) available to common shareholders	$114,729,020	$77,293,730	$(75,311,524)

Basic net income (loss) per common share	$2.03	$1.37	$(1.30)

Diluted net income per common share:
Net income (loss)	$115,640,000	$77,904,000	$(75,796,000)
Income allocated to participating securities	(886,537)	(590,605)	484,476
Net income (loss) available to common shareholders	$114,753,463	$77,313,395	$(75,311,524)

Diluted net income (loss) per common share	$1.97	$1.33	$(1.30)

EMPLOYEE BENEFIT PLANS:

Effective December 30, 2006, we adopted accounting guidance for defined benefit pension and other postretirement plans which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability on its balance sheet.  It also requires an employer to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 715-30.  These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statement of operations.

We adjusted accumulated other comprehensive (loss) income related to the Company’s post-retirement benefit obligations by approximately $0.2 million, or $0.1 million, net of tax, in fiscal 2009, $1.3 million, or $0.8 million, net of tax, in fiscal 2008, and $0.4 million, or $0.3 million, net of tax, in fiscal 2007 to reflect changes in underlying assumptions including projected claims and population.  In addition, the Company recorded an unrealized gain of $3.7 million, or $2.3 million, net of tax, in fiscal 2009, an unrealized loss of $15.8 million, or $10.0 million, net of tax, during fiscal 2008, and an adjustment of $0.8 million, or $0.5 million, net of tax, during fiscal 2007 to the OshKosh pension plan asset and accumulated other comprehensive (loss) income to reflect changes in the funded status of this plan.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 4, 2009, the Company adopted new accounting guidance on fair value measurements.  The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  See Note 9 for additional information regarding our fair value measurements for financial assets and financial liabilities.  The new guidance is effective for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Effective January 4, 2009, the Company adopted new accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Under the guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  All prior period earnings per share data presented have been adjusted retrospectively.  The Company has included the required disclosures in Note 2.

Effective April 4, 2009, the Company adopted new accounting guidance on enhanced disclosures on the effect of derivatives on a company’s financial statements.  This new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations, and cash flows. The Company has included the required disclosures in Note 9.

Effective July 4, 2009, the Company adopted new accounting guidance on the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance applies prospectively to both interim and annual financial periods ending after June 15, 2009.  The Company has included the required disclosures in Note 2.

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM (“Codification”).  The Codification became the source of authoritative GAAP recognized by the FASB to be applied for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification effective October 3, 2009.

In December 2008, the FASB issued new accounting guidance on enhanced disclosures about plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension or other postretirement plans.  The guidance is effective for fiscal years ended after December 15, 2009.  The Company has included the required disclosures in Note 7.

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consisted of the following:

(dollars in thousands)	January 2, 2010	January 3, 2009
Retail store fixtures, equipment, and computers	$128,706	$119,194
Land, buildings, and improvements	60,141	58,939
Marketing fixtures	12,922	8,777
Construction in progress	5,750	3,867
	207,519	190,777
Accumulated depreciation and amortization	(121,442)	(104,548)
Total	$86,077	$86,229

Depreciation and amortization expense was approximately $28,557,000 for the fiscal year ended January 2, 2010, $26,053,000 for the fiscal year ended January 3, 2009, and $25,471,000 for the fiscal year ended December 29, 2007.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	January 2, 2010	January 3, 2009
Term Loan	$334,523	$338,026
Current maturities	(3,503)	(3,503)
Total long-term debt	$331,020	$334,523

The Company’s Senior Credit Facility is comprised of a $500 million Term Loan and a $125 million revolving credit facility (the “Revolver”) (including a sub-limit for letters of credit of $80 million).  The Revolver expires on July 14, 2011 and the Term Loan expires July 14, 2012.  Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.9 million from March 31, 2010 through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.

Amounts borrowed under the Term Loan have an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rates on Term Loan borrowings as of January 2, 2010 and January 3, 2009 were 1.7% and 3.3%, respectively.

Amounts borrowed under the Revolver accrue interest at a prime rate or, at our option, a LIBOR rate plus 1.00% which is based upon a leverage-based pricing grid ranging from Prime or LIBOR plus 1.00% to Prime plus 1.00% or LIBOR plus 2.00%.  There were no borrowings outstanding under the Revolver at January 2, 2010 and January 3, 2009, respectively.

The Senior Credit Facility contains and defines financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and a minimum fixed charge coverage ratio.  The Senior Credit Facility also sets forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that may result in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2009 or 2008.  Our obligations under the Senior Credit Facility are collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

On November 17, 2009, the Company obtained a waiver to its Senior Credit Facility which waived defaults resulting from the untimely filing of the Company’s third quarter of fiscal 2009 financial statements and the restatement of prior period financial statements.  The waiver resulted in a fee of approximately $450,000 and required the Company to deliver to the lenders the restatement of prior period financial statements and the third quarter of fiscal 2009 financial statements by January 15, 2010.  The Company complied with the terms of the waiver.  The Company’s third quarter of fiscal 2009 financial statements and the prior period restated financial statements were filed with the SEC on January 15, 2010.  The Company complied with the terms of the waiver and was in compliance with its debt covenants as of the date of this filing.

The Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under the Term Loan.  The Company enters into interest rate swap agreements in order to hedge the risk of interest rate fluctuations.  These interest rate swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate Term Loan debt.  As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.  These interest rate swap agreements mature at various times through January 2011.  During fiscal 2009 and 2008, we recorded approximately $2.5 million and $1.1 million, respectively, in interest expense related to our swap agreements.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate Term Loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.  In fiscal 2009 and 2008, we recorded $0.5 million and $1.2 million, respectively, in interest expense related to the collar.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—COMMON STOCK:

As of January 2, 2010, the total amount of Carter’s, Inc.’s authorized capital stock consisted of 150,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.  As of January 2, 2010, 58,081,822 shares of common stock and no shares of preferred stock were outstanding.

During fiscal 2009, the Company issued 33,656 and 748 shares of common stock at a fair market value of $20.80 and $22.29, respectively, to its non-management board members and recognized approximately $720,000 in stock-based compensation expense.  During fiscal 2008, we issued 43,386 shares of common stock at a fair market value of $14.52 to its non-management board members and recognized $630,000 in stock-based compensation expense.  During fiscal 2007, we issued 21,420 and 2,062 shares of our common stock at a fair market value of $25.21 and $21.82, respectively, to our non-management board members and recognized approximately $585,000 in compensation expense.  We received no proceeds from the issuance of these shares.

Pursuant to the Company’s share repurchase program, the Company did not repurchase any shares of its common stock during fiscal 2009.  During fiscal 2008, the Company repurchased and retired 2,126,361 shares of its common stock at an average price of $15.82 per share.  Since inception of the program and through fiscal 2009, the Company repurchased and retired 4,599,580 shares of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At the Company’s May 14, 2009 shareholders’ meeting, the shareholders approved a proposal to amend the Plan to (i) increase the maximum number of shares of stock available under the Existing Plan by 565,000 shares from 11,488,392 shares to 12,053,392 shares; (ii) remove the limitation on the number of shares that may be used for awards other than stock options and replace it with a provision requiring any awards, with the exception of options and stock appreciation rights, to reduce the shares of stock available for issuance under the Plan by 1.46 shares for each share subject to the award granted; (iii) prohibit the ability to provide dividend equivalents for stock options or stock appreciation rights; and (iv) require that the number of shares of common stock available for issuance under the Plan be reduced by the aggregate number of shares subject to a stock appreciation right upon the exercise of the stock appreciation right. Under the Plan, the maximum number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year is 2,000,000.  As of January 2, 2010, there are 1,816,176 shares available for grant under the Plan.  The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.  Participation in the Plan is limited to Directors and those key employees selected by the compensation committee.  The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events.  All stock options issued under the Plan subsequent to the 2001 Acquisition expire no later than ten years from the date of grant.  The Company believes that the current level of authorized shares is sufficient to satisfy future option exercises.

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

In accordance with accounting guidance on share-based payments, the Company has recorded stock-based compensation expense (as a component of selling, general, and administrative expenses) in the amount of approximately $6.8 million, $8.7 million (including $2.2 million of accelerated performance-based stock option expense, see Note 17), and $3.6 million (including the reversal of $2.7 million performance-based stock compensation expense) related to stock awards for the fiscal year ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the fiscal year ended January 2, 2010:

Basic Stock Options
	Basic stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, January 3, 2009	4,733,080	$9.29	$3.94

Granted	470,000	$18.48	$7.78
Exercised	(1,421,262)	$3.64	$9.17
Forfeited	(227,433)	$17.81	$6.83
Expired	(42,000)	$29.41	$12.90

Outstanding, January 2, 2010	3,512,385	$12.02	$5.13

Exercisable, January 2, 2010	2,611,798	$9.56	$4.13

During fiscal 2009, the Company granted 470,000 basic stock options.  In connection with these grants of basic stock options, the Company recognized approximately $653,000 in stock-based compensation expense during the fiscal year ended January 2, 2010.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

A summary of basic stock options outstanding and exercisable at January 2, 2010 is as follows:

Outstanding					Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value

$3 – $ 5	1,454,710	1.65	$3.10	$1.29	1,454,710	1.65	$3.10	$1.29
$6 – $ 7	102,408	3.71	$6.98	$4.88	102,408	3.71	$6.98	$4.88
$13 – $19	1,314,367	7.11	$16.06	$6.79	648,117	5.21	$14.81	$6.38
$20 – $30	531,700	7.13	$23.03	$9.57	322,663	6.64	$22.78	$9.38
$31 – $35	109,200	6.17	$33.32	$15.07	83,900	6.17	$33.28	$15.03
	3,512,385	4.72	$12.02	$5.13	2,611,798	3.37	$9.56	$4.13

At January 2, 2010, the aggregate intrinsic value of all outstanding basic stock options was approximately $50.8 million and the aggregate intrinsic value of currently exercisable basic stock options was approximately $44.2 million.  The intrinsic value of basic stock options exercised during the fiscal year ended January 2, 2010 was approximately $30.7 million.  At January 2, 2010, the total estimated compensation cost related to non-vested basic stock options not yet recognized was approximately $4.9 million with a weighted-average expense recognition period of 2.64 years.

Performance Stock Options
	Performance stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, January 3, 2009	220,000	$30.54	$12.55

Granted	--	$--	$--
Exercised	--	$--	$--
Forfeited	(220,000)	$30.54	$12.55
Expired	--	$--	$--

Outstanding, January 2, 2010	--	$--	$--

Exercisable, January 2, 2010	--	$--	$--

As a result of the retirement of an executive officer during fiscal 2008, the Company recognized approximately $2.2 million of stock-based compensation expense relating to the accelerated vesting of 400,000 performance-based stock options (see Note 17, “Executive Retirement Charges”).

Retained Stock Options	Retained stock options	Weighted- average exercise price per share

Outstanding, January 3, 2009	113,514	$0.75

Granted	--	$--
Exercised	(113,514)	$0.75
Forfeited	--	$--
Expired	--	$--

Outstanding, January 2, 2010	--	$--

Exercisable, January 2, 2010	--	$--

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

At January 2, 2010, there were no outstanding retained options.  The intrinsic value of retained options exercised during the fiscal year ended January 2, 2010 was approximately $1.9 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued:

	For the fiscal years ended
	January 2, 2010	January 3, 2009	December 29, 2007

Volatility	35.75%	34.16%	36.20%
Risk-free interest rate	2.54%	3.48%	4.03%
Expected term (years)	7.0	5.6	6.0
Dividend yield	--	--	--

Restricted Stock

Restricted stock awards issued under the Plan vest based upon continued service or performance targets.  Restricted stock awards vest in equal annual installments over a four-year period or cliff vest after a three- or four-year period.  As noted above, the fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our restricted stock award activity during the fiscal year ended January 2, 2010:

	Restricted stock	Weighted-average grant-date fair value

Outstanding, January 3, 2009	444,589	$21.43
Granted	223,986	$18.65
Vested	(161,956)	$22.76
Forfeited	(56,775)	$23.14
Outstanding, January 2, 2010	449,844	$19.35

During the fiscal year ended January 2, 2010, the Company granted 223,986 shares of restricted stock to employees and Directors.  Stock-based compensation expense recorded during the fiscal year ended January 2, 2010 for all restricted stock awards totaled approximately $3.1 million.  The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $5.8 million as of January 2, 2010.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards are expected to be recorded as follows:

(dollars in thousands)	Basic options	Restricted Stock	Total

2010	$2,040	$2,398	$4,438
2011	1,661	1,959	3,620
2012	1,020	1,208	2,228
2013	173	195	368
Total	$4,894	$5,760	$10,654

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

The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	January 2, 2010	January 3, 2009
Benefit Obligation (APBO) at beginning of period	$8,523	$9,851
Service cost	91	88
Interest cost	452	454
Actuarial gain	42	(1,300)
Curtailment gain	(579)	--
Benefits paid	(484)	(570)

APBO at end of period	$8,045	$8,523

In conjunction with the closure of our Barnesville, Georgia distribution facility (as discussed in Note 15), the Company experienced a partial plan curtailment for its post retirement medical plan for future retirees working in the facility prior to the plan becoming frozen in 1991.  In conjunction with this partial curtailment, a curtailment gain of $0.6 million has been recognized as income in the fiscal year ended January 2, 2010.

Our contribution for these post-retirement benefit obligations was $484,078 in fiscal 2009, $570,231 in fiscal 2008, and $581,196 in fiscal 2007.  We expect that our contribution for post-retirement benefit obligations each year from fiscal 2010 through fiscal 2014 will be approximately $600,000.  We do not pre-fund this plan and as a result there are no plan assets.  The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

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

	January 2, 2010	January 3, 2009
Discount rates	5.5%	5.5%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The components of post-retirement benefit expense charged to operations are as follows:

	For the fiscal years ended
(dollars in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Service cost – benefits attributed to service during the period	$91	$88	$104
Interest cost on accumulated post-retirement benefit obligation	452	454	521
Amortization of net actuarial loss	(27)	(7)	--
Curtailment gain	(579)	--	--
Total net periodic post-retirement benefit (gain) cost	$(63)	$535	$625

The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	January 2, 2010	January 3, 2009	December 29, 2007
Discount rates	5.5%	5.5%	5.5%

The effects on our plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  At January 2, 2010 and January 3, 2009, the present value of the estimated remaining payments under this plan was approximately $0.9 million in each period and is included in other current and long-term liabilities in the accompanying audited consolidated balance sheets.

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

The Company’s investment strategy is to invest in a well diversified portfolio consisting of 10-12 mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers.  The target allocation for plan assets is 50% equity securities, 42% intermediate term debt securities, and 8% real estate investments.

Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the United States, with up to 5% of the plan assets invested in international equities.  Fixed income securities include funds holding corporate bonds of companies from diverse industries, mortgage banks securities, and U.S. Treasuries.  Real estate funds include investments in actively managed commercial real estate projects located in the United States.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The fair value of the Company’s pension plan assets at January 2, 2010 by asset category are as follows:

(in thousands) Asset Category	Total	Quoted prices in active markets for identical assets (level 1)	Significant observable inputs (level 2)

Equity Securities:
U.S. Large-Cap (a)	$3,552	$--	$3,552
U.S. Large-Cap growth	7,292	7,292	--
U.S. Large-Cap value	3,573	3,573	--
U.S. Mid-Cap blend	2,189	--	2,189
U.S. Small-Cap blend	2,165	--	2,165
International growth	2,018	2,018	--
Fixed income securities:		--	--
Corporate bonds (b)	8,038	8,038	--
Bond and mortgage funds (c)	8,800	--	8,800
Real estate (d)	2,127	--	2,127
	$39,754	$20,921	$18,833

(a) This category comprises low-cost equity index funds not actively managed that track the S&P 500.

(b) This category invests in both U.S. Treasuries and mid-term corporate debt from U.S. issuers from diverse industries.

(c) This category invests in corporate debt from U.S. issuers in diverse industries and mortgage backed securities.

(d) This category invests in active management of U.S. commercial real estate projects.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

Pension liabilities are measured on a discounted basis at an assumed discount rate.  The discount rate used at January 2, 2010 and January 3, 2009 was determined with consideration given to Moody’s Aa Corporate Bond index, adjusted for the timing of expected plan distributions.  The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.  The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2009	2008
Discount rate	5.5%	5.5%

Net periodic pension cost	2009	2008	2007
Discount rate	5.5%	5.5%	5.5%
Expected long-term rate of return on assets	8.0%	8.0%	8.0%

The net periodic pension benefit included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Interest cost	$2,270	$2,248	$2,206
Expected return on plan assets	(2,612)	(3,774)	(4,131)
Recognized actuarial loss (gain)	411	(76)	(410)
Net periodic pension cost (benefit)	$69	$(1,602)	$(2,335)

A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	January 2, 2010	January 3, 2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$41,835	$41,514
Interest cost	2,270	2,248
Actuarial gain	1,461	(613)
Benefits paid	(1,457)	(1,314)
Projected benefit obligation at end of year	$44,109	$41,835

Change in plan assets:
Fair value of plan assets at beginning of year	$33,891	$47,813
Actual return on plan assets	7,320	(12,608)
Benefits paid	(1,457)	(1,314)
Fair value of plan assets at end of year	$39,754	$33,891

(Unfunded) funded status:
Accrued benefit cost	$(4,355)	$(7,944)

A pension liability of approximately $4.4 million and $7.9 million is included in other long-term liabilities in the accompanying audited consolidated balance sheet for fiscal 2009 and 2008, respectively.  Despite the substantial overall decline in the fair market value of plan assets during the year, we do not expect to make any contributions to the OshKosh defined benefit plan during fiscal 2010 as the plan's funding exceeds the minimum funding requirements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

(dollars in thousands) Fiscal Year
2010	$1,240
2011	$1,380
2012	$1,220
2013	$1,420
2014	$1,500
2015-2019	$11,830

We also sponsor a defined contribution plan within the United States.  This plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served.  The plan provided for the option for employee contributions up to statutory limits, of which we matched up to 4% of the employee contributions, at a rate of 100% on the first 3% and 50% on the next 2% through April 2009 when matching was suspended through September 2009.  Beginning in October 2009 the match is at the discretion of the Company.  Our expense for the defined contribution plan totaled approximately $1.8 million for the fiscal year ended January 2, 2010, $3.0 million for the fiscal year ended January 3, 2009, and $2.8 million for the fiscal year ended December 29, 2007.

NOTE 8—INCOME TAXES:

Effective December 31, 2006 (the first day of our fiscal year 2007), we adopted accounting guidance which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The guidance states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

The provision (benefit) for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Current tax provision (benefit):
Federal	$57,740	$38,813	$45,997
State	7,453	4,908	4,585
Foreign	725	607	578
Total current provision	65,918	44,328	51,160
Deferred tax (benefit) provision:
Federal	1,831	(937)	(12,998)
State	439	616	326
Total deferred (benefit) provision	2,270	(321)	(12,672)
Total provision	$68,188	$44,007	$38,488

The foreign portion of the current tax position relates primarily to foreign tax withholdings related to our foreign royalty income.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

The Company’s effective tax rate for fiscal 2007 was impacted by the impairment of the goodwill of $142.9 million, as such charge is not deductible for tax purposes but impacts income (loss) before income taxes.  The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	January 2, 2010	January 3, 2009	December 29, 2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
Impairment of OshKosh goodwill	--	--	(134.0)
State income taxes, net of federal income tax benefit	2.9	3.0	(8.8)
Settlement of uncertain tax positions	(0.8)	(1.5)	1.3
Federal tax-exempt income	--	(0.4)	1.3
Other	--	--	2.0
Total	37.1%	36.1%	(103.2%)

There was no income or (loss) before taxes attributable to foreign income for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007.

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  During fiscal 2009, the Internal Revenue Service completed an income tax audit for fiscal 2006 and 2007.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2006.

In connection with the adoption of accounting guidance on uncertain tax positions, we recorded a cumulative effect of adoption, reducing our reserves for unrecognized tax benefits by approximately $2.6 million as of December 31, 2006 and increasing retained earnings by $2.6 million.  Additionally, we reclassified, as of December 31, 2006, approximately $6.9 million of reserves for unrecognized tax benefits from current liabilities to long-term liabilities.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
Balance at December 30, 2006	$8,098
Additions based on tax positions related to fiscal 2007	1,950
Additions for prior year tax positions	1,816
Reductions for lapse of statute of limitations	(1,259)
Reductions for prior year tax settlements	(961)
Balance at December 29, 2007	9,644
Additions based on tax positions related to fiscal 2008	1,900
Reductions for prior year tax positions	(150)
Reductions for lapse of statute of limitations	(949)
Reductions for prior year tax settlements	(3,171)
Balance at January 3, 2009	7,274
Additions based on tax positions related to fiscal 2009	2,002
Reductions for prior year tax positions	0
Reductions for lapse of statute of limitations	(402)
Reductions for prior year tax settlements	(1,143)
Balance at January 2, 2010	$7,731

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

During fiscal 2007, we recognized approximately $0.6 million in tax benefits previously reserved for which the statute of limitations expired in September 2007.  In addition, we recognized approximately $2.0 million of pre-Acquisition obligations previously reserved for consisting of $1.0 million that was settled during fiscal 2007 with taxing authorities, $0.7 million for which the statute of limitations expired in September 2007, and $0.3 million of interest related to these tax obligations.  These pre-Acquisition uncertainties have been reflected as an adjustment to the OshKosh tradename asset in accordance with ASC 105.

During fiscal 2008, we recognized approximately $1.9 million in tax benefits consisting of $1.6 million due to the completion of an Internal Revenue Service audit for fiscal 2004 and 2005 and approximately $0.3 million due to various statute closures, primary state and local jurisdictions.  In addition, we recognized approximately $1.5 million of pre-Acquisition uncertainties previously reserved for consisting of approximately $0.9 million related to the completion of the Internal Revenue Service audit and $0.6 million related to the closure of applicable statute of limitations.  These pre-Acquisition uncertainties have been reflected as a reduction in the OshKosh tradename asset in accordance with ASC 105.

During fiscal 2009, we recognized approximately $1.5 million in tax benefits consisting of $1.1 million due to the completion of the Internal Revenue Service audit for fiscal 2006 and 2007 and approximately $0.4 million due to various statute closures.

Substantially all of the Company’s reserve for unrecognized tax benefits as of January 2, 2010, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $0.6 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2010.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2010 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal year ended January 2, 2010, the Company recognized a net reduction in interest expense of approximately $0.1 million, primarily related to the successful resolution of the Internal Revenue Service audit for 2006 and 2007 in addition to the settlement of tax positions due to the expiration of the applicable statute of limitations.  During the fiscal year ended January 3, 2009, the Company recognized a net reduction in interest expense of approximately $0.7 million, primarily related to the successful resolution of the Internal Revenue Service audit for 2004 and 2005 in addition to the settlement of tax positions due to the expiration of the applicable statute of limitations.  For the year ended December 29, 2007, the Company recognized approximately $0.1 million in interest expense.  The Company had approximately $0.6 million of interest accrued as of January 2, 2010 and January 3, 2009.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	January 2, 2010	January 3, 2009
Current deferred taxes:	Assets (Liabilities)
Accounts receivable allowance	$10,954	$14,550
Inventory	5,858	8,859
Accrued liabilities	10,929	7,073
Deferred employee benefits	6,026	5,214
Other	(348)	(151)
Total current deferred taxes	$33,419	$35,545

Non-current deferred taxes:
Depreciation	$(10,120)	$(8,277)
Tradename and licensing agreements	(113,789)	(114,388)
Deferred employee benefits	5,398	7,072
Other	7,835	6,604
Total non-current deferred taxes	$(110,676)	$(108,989)

NOTE 9—FAIR VALUE MEASUREMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted accounting guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	January 2, 2010			January 3, 2009
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$--	$130.0	$--	$--	$130.0	$--

Liabilities
Interest rate swaps	$--	$1.3	$--	$--	$2.0	$--
Interest rate collar	$--	$--	$--	$--	$0.2	$--

At January 2, 2010 and January 3, 2009, we had approximately $130.0 million of cash invested in two Dreyfus Cash Management Funds.  These funds consisted of the Dreyfus Treasury Prime Cash Management fund ($87.9 million) which invests only in U.S. Treasury Bills or U.S. Treasury Notes and the Dreyfus Tax Exempt Cash Management fund ($42.1 million) which invests in short-term, high quality municipal obligations that provide income exempt from federal taxes.

Our Senior Credit Facility requires us to hedge at least 25% of our variable rate debt under this facility.  The Company enters into interest rate swap agreements in order to hedge the risk of interest rate fluctuations.  These interest rate swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate Term Loan debt.  Our interest rate swap agreements are traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.  Our interest rate swap agreements are classified as current as their terms span less than a year.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS: (Continued)

As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.  These interest rate swap agreements mature at various times through January 2011.  As of January 3, 2009, approximately $55.3 million of our outstanding Term Loan debt was hedged under this agreement.  We continue to be in compliance with the 25% hedging requirement under our Senior Credit Facility.

In fiscal 2006, the Company entered into an interest rate collar agreement which covers $100 million of our variable rate Term Loan debt and is designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matured on January 31, 2009.

The fair value of our derivative instruments in our accompanying audited consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

January 2, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$1.3

January 3, 2009	Prepaid expenses and other current assets	$--	Other current liabilities	$2.2

The effect of derivative instruments designated as cash flow hedges on our accompanying consolidated financial statements were as follows:

	For the year ended January 2, 2010		For the year ended January 3, 2009
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$812	$(2,935)	$(837)	$(2,257)

(1) Amount recognized in accumulated other comprehensive (loss) income, net of tax of $454,000 and $460,000 for the years ended January 2, 2010 and January 3, 2009, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LEASE COMMITMENTS:

Rent expense under operating leases was approximately $65,239,000 for the fiscal year ended January 2, 2010, $57,914,000 for the fiscal year ended January 3, 2009, and $50,824,000 for the fiscal year ended December 29, 2007.

Minimum annual rental commitments under current noncancellable operating leases as of January 2, 2010 were as follows:

(dollars in thousands)
Fiscal Year	Buildings (primarily retail stores)	Distribution center equipment	Data processing equipment	Transportation Equipment	Total noncancellable leases
2010	$58,869	$353	$1,168	$17	$60,407
2011	53,140	17	913	16	54,086
2012	46,227	6	541	--	46,774
2013	40,736	2	1	--	40,739
2014	31,034	--	--	--	31,034
Thereafter	80,615	--	--	--	80,615
Total	$310,621	$378	$2,623	$33	$313,655

We currently operate 446 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,600 square feet.  Generally, the majority of our leases have an average term of approximately ten years.

In accordance with accounting guidance on leases, we review all of our leases to determine whether they qualify as operating or capital leases.  As of January 2, 2010, all of our leases are classified as operating.  Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term.  We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term.  Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

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

As of January 2, 2010, we have entered into various purchase order commitments with our suppliers for merchandise for resale that approximates $225.0 million.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

(dollars in thousands)	January 2, 2010	January 3, 2009
Accrued bonuses and incentive compensation	$19,958	$7,325
Accrued workers’ compensation	9,289	9,452
Accrued income taxes (Note 8)	7,702	8,912
Accrued severance and relocation	7,111	4,110
Accrued sales and use taxes	3,586	3,203
Accrued salaries and wages	3,550	3,839
Other current liabilities	18,372	20,772
Total	$69,568	$57,613

NOTE 13—VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable and inventory reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Excess and obsolete inventory reserves
Balance, December 30, 2006	$3,166	$150	$5,900
Additions, charged to expense	5,578	710	18,018
Charges to reserve	(4,151)	(710)	(13,777)
Balance, December 29, 2007	4,593	150	10,141
Additions, charged to expense	7,855	1,315	21,303
Charges to reserve	(7,431)	(1,315)	(20,008)
Balance, January 3, 2009	5,017	150	11,436
Additions, charged to expense	1,492	971	4,179
Charges to reserve	(4,293)	(721)	(10,173)
Balance, January 2, 2010	$2,216	$400	$5,442

NOTE 14—SEGMENT INFORMATION:

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION:  (Continued)

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the fiscal years ended
	January 2, 2010	% of Total	January 3, 2009	% of Total	December 29, 2007	% of Total
Net sales:

Wholesale-Carter’s	$521,307	32.8%	$488,594	32.7%	$471,383	33.6%
Retail-Carter’s	489,740	30.8%	422,436	28.3%	366,296	26.1%
Mass Channel-Carter’s	240,819	15.1%	254,291	17.0%	243,308	17.3%
Carter’s total net sales	1,251,866	78.7%	1,165,321	78.0%	1,080,987	77.0%

Wholesale-OshKosh	80,522	5.1%	80,069	5.3%	89,263	6.4%
Retail-OshKosh	257,289	16.2%	249,130	16.7%	233,776	16.6%
OshKosh total net sales	337,811	21.3%	329,199	22.0%	323,039	23.0%

Total net sales	$1,589,677	100.0%	$1,494,520	100.0%	$1,404,026	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales

Wholesale-Carter’s	$103,730	19.9%	$80,785	16.5%	$81,967	17.4%
Retail-Carter’s	97,349	19.9%	67,013	15.9%	57,032	15.6%
Mass Channel-Carter’s	40,194	16.7%	33,279	13.1%	37,434	15.4%

Carter’s operating income	241,273	19.3%	181,077	15.5%	176,433	16.3%

Wholesale-OshKosh	7,025	8.7%	1,379	1.7%	1,488	1.7%
OshKosh goodwill-impairment	--	--	--	--	(35,995)	(40.3%)
Net Wholesale-OshKosh	7,025	8.7%	1,379	1.7%	(34,507)	(38.7%)
Retail-OshKosh	21,532	8.4%	9,111	3.7%	6,474	2.8%
OshKosh goodwill-impairment	--	--	--	--	(106,891)	(45.8%)
Net Retail-OshKosh	21,532	8.4%	9,111	3.7%	(100,417)	(43.0%)
Mass Channel-OshKosh (a)	2,839	--	3,187	--	2,685	--

OshKosh operating income (loss)	31,396	9.3%	13,677	4.2%	(132,239)	(40.9%)

Segment operating income	272,669	17.2%	194,754	13.0%	44,194	3.1%

Corporate expenses (b)	(59,603)	(3.7%)	(46,822)	(3.1%)	(41,138)	(2.9%)

Workforce reduction and facility write-down and closure costs (c)	(11,736)	(0.7%)	(2,609)	(0.2%)	(5,285)	(0.4%)

Investigation expenses (d)	(5,717)	(0.4%)	--	--	--	--

Executive retirement charges (e)	--	--	(5,325)	(0.4%)	--	--

OshKosh tradename impairment	--	--	--	--	(12,000)	(0.9%)

Net corporate expenses	(77,056)	(4.8%)	(54,756)	(3.7%)	(58,423)	(4.2%)

Total operating income (loss)	$195,613	12.3%	$139,998	9.4%	$(14,229)	(1.0%)

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, audit fees, and investments in e-commerce.

(c)
Includes closure costs associated with our Barnesville, Georgia distribution facility including severance, asset impairment charges, other closure costs, and accelerated depreciation, asset impairment charges and net gain related to the sale of our Oshkosh, Wisconsin facility, write-down and closure of our White House, Tennessee facility, and severance and other benefits related to the corporate workforce reduction.

(d)	Professional service fees related to the investigation of margin support commitments.
(e)	Charges associated with an executive officer’s retirement.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION:  (Continued)

The table below represents inventory, net, by segment:

(dollars in thousands)	January 2, 2010	January 3, 2009	December 29, 2007
Wholesale-Carter’s	$99,051	$86,221	$91,191
Wholesale-OshKosh	32,963	31,442	32,594
Retail-Carter’s	34,268	30,629	32,969
Retail-OshKosh	17,758	18,862	23,462
Mass Channel-Carter’s	29,960	36,332	45,278
Total	$214,000	$203,486	$225,494

Wholesale inventories include inventory produced and warehoused for the retail segment.

All of our property, plant, and equipment, net, for the past three fiscal years have been located within the United States.

The following represents goodwill by segment:

(dollars in thousands)	Wholesale – Carter’s	Wholesale – OshKosh	Retail – Carter’s	Retail –OshKosh	Mass Channel – Carter’s	Total

Balance at December 30, 2006
Goodwill	$51,814	$36,071	$82,025	$107,115	$2,731	$279,756
Accumulated impairment losses	--	--	--	--	--	--
	$51,814	$36,071	$82,025	$107,115	$2,731	$279,756

Goodwill impairment	--	(35,995)	--	(106,891)	--	(142,886)
Adjustments	--	(76)	--	(224)	--	(300)

Balance at December 29, 2007
Goodwill	$51,814	$35,995	$82,025	$106,891	$2,731	$279,456
Accumulated impairment losses	--	(35,995)	--	(106,891)	--	(142,886)
	$51,814	$--	$82,025	$--	$2,731	$136,570

Goodwill impairment	--	--	--	--	--	--
Adjustments	--	--	--	--	--	--

Balance at January 3, 2009
Goodwill	$51,814	$--	$82,025	$--	$2,731	$136,570
Accumulated impairment losses	--	--	--	--	--	--
	$51,814	$--	$82,025	$--	$2,731	$136,570

Goodwill impairment	--	--	--	--	--	--
Adjustments	--	--	--	--	--	--

Balance at January 2, 2010
Goodwill	$51,814	$--	$82,025	$--	$2,731	$136,570
Accumulated impairment losses	--	--	--	--	--	--
	$51,814	$--	$82,025	$--	$2,731	$136,570

NOTE 15—WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:

Corporate Workforce Reduction

On April 21, 2009, the Company announced to affected employees a plan to reduce its corporate workforce (defined as excluding retail district managers, hourly retail store employees, and distribution center employees).  Approximately 150 employees were affected under the plan.  The plan includes consolidating the majority of our operations performed in our Oshkosh, Wisconsin office into other Company locations.  This consolidation has resulted in the addition of resources in our other locations.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:  (Continued)

As a result of this corporate workforce reduction, during fiscal 2009, we recorded net charges of $6.7 million consisting of $5.5 million in severance charges and other benefits ($3.3 million which related to corporate office positions in connection with our existing plan and $2.2 million of special one-time benefits provided to affected employees), and approximately $1.2 million in asset impairment charges net of a gain related to the closure and sale of our Oshkosh, Wisconsin office.  The majority of the severance payments will be paid through the end of fiscal 2010.

The following table summarizes restructuring reserves related to the corporate workforce reduction which are included in other current liabilities on the accompanying consolidated balance sheet:

(dollars in thousands)	Severance and other one-time benefits

Balance at April 4, 2009	$3,300
Provision	2,200
Payments	(900)
Balance at July 4, 2009	4,600
Provision	--
Payments	(1,300)
Balance at October 3, 2009	3,300
Provision	--
Payments	(800)
Balance at January 2, 2010	$2,500

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

In conjunction with the plan to close the Barnesville, Georgia distribution center, the Company recorded approximately $4.3 million during fiscal 2009, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:  (Continued)

The following table summarizes restructuring reserves related to the closure of the Barnesville, Georgia distribution center which are included in other current liabilities on the accompanying consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total

Balance at April 4, 2009	$1,700	$500	$2,200
Provision	--	--	--
Payments	(700)	--	(700)
Balance at July 4, 2009	1,000	500	1,500
Provision	--	--	--
Payments	(500)	--	(500)
Adjustments	(400)	--	(400)
Balance at October 3, 2009	100	500	600
Provision	--	--	--
Payments	(50)	--	(50)
Balance at January 2, 2010	$50	$500	$550

White House, Tennessee Distribution Facility

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

In accordance with accounting guidance on impairment or disposal of long-lived assets, under a held and used model, it was determined that the distribution facility assets were impaired as of the end of January 2007, as it became “more likely than not” that the expected life of the OshKosh distribution facility would be significantly shortened.  Accordingly, we wrote down the assets to their estimated recoverable fair value as of the end of January 2007.  The adjusted asset values were subject to accelerated depreciation over their remaining estimated useful life.  Distribution operations at the OshKosh facility ceased as of April 5, 2007, at which point the land, building, and equipment assets of $6.1 million were reclassified as held for sale.  For a majority of the affected employees, severance benefits were communicated on February 20, 2007.  Approximately 215 employees were terminated.  During fiscal 2007, we recorded costs of $7.4 million, consisting of asset impairment charges of $2.4 million related to a write-down of the related land, building, and equipment, $2.0 million of severance charges, $2.1 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.9 million of other closure costs.  As of January 2, 2010, there were no remaining liabilities associated with this facility closure.

Due to declines in the commercial real estate market in 2008, the Company lowered the selling price of the facility during the third quarter of fiscal 2008 and wrote down the carrying value of the facility by $2.6 million to $3.5 million (classified as an asset held for sale within prepaid expenses and other current assets on the accompanying audited consolidated balance sheets) to reflect the new anticipated selling price. During fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility by approximately $0.7 million to $2.8 million to reflect the decrease in the fair market value.  During the third quarter of fiscal 2009, the Company sold the facility for net proceeds of approximately $2.8 million.

Acquisition Restructuring

In connection with the Acquisition, management developed a plan to restructure and integrate the operations of OshKosh.  In accordance with accounting guidance on the recognition of liabilities in connection with a purchase business combination, liabilities were established for OshKosh severance, lease termination costs associated with the closure of 30 OshKosh retail stores, contract termination costs, and other exit and facility closure costs.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—WORKFORCE REDUCTION AND FACILITY WRITE-DOWN AND CLOSURE COSTS:  (Continued)

The following table summarizes restructuring activity related to the Acquisition in fiscal 2008 and is included in other current liabilities on the accompanying audited consolidated balance sheet:
(dollars in thousands)	Severance	Other exit costs	Lease termination costs	Total

Balance at December 29, 2007	$411	$78	$674	$1,163
Payments	(411)	(78)	(674)	(1,163)
Balance at January 3, 2009	$--	$--	$--	$--

As of January 2, 2010, there were no remaining liabilities associated with this restructuring activity.

NOTE 16—INVESTIGATION EXPENSES:

In connection with the investigation of customer margin support, the Company recorded pre-tax charges in the fourth quarter of fiscal 2009 of approximately $5.7 million in professional service fees.

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

NOTE 18—UNAUDITED QUARTERLY FINANCIAL DATA:

The unaudited summarized financial data by quarter for the fiscal year ended January 2, 2010 and January 3, 2009 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2009:
Net sales	$357,162	$326,329	$481,506	$424,680
Gross profit	127,722	124,710	185,564	166,358
Selling, general, and administrative expenses	99,130	99,843	115,225	114,476
Royalty income	8,762	7,472	10,637	9,550
Operating income	28,934	29,359	80,976	56,344
Net income	16,604	16,634	49,406	32,996
Basic net income per common share	0.29	0.29	0.86	0.57
Diluted net income per common share	0.28	0.28	0.84	0.56
2008:
Net sales	$333,885	$303,636	$434,882	$422,117
Gross profit	108,828	101,542	153,130	155,021
Selling, general, and administrative expenses	92,276	92,207	104,536	115,255
Royalty income	7,914	7,203	9,576	8,992
Operating income	24,466	11,213	55,561	48,758
Net income	14,031	4,020	32,402	27,451
Basic net income per common share	0.24	0.07	0.57	0.49
Diluted net income per common share	0.24	0.07	0.55	0.47

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Restatement of Prior Period Financial Statements Filed with the SEC on January 15, 2010

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

As previously reported in the Company’s public filings, the Audit Committee has completed its review and investigation, which was conducted with the assistance of outside counsel and forensic accountants engaged by outside counsel, and has concluded that the Company reported various customer accommodations in incorrect fiscal periods.  The investigation uncovered irregularities involving members of the sales organization intentionally not disclosing accommodations arrangements with customers to the Company’s finance organization and intentionally providing inaccurate documentation and explanations regarding accommodations to the finance organization.  Consequently, such arrangements were not communicated to the Company’s independent registered public accounting firm.  These accommodations arrangements were made throughout the Affected Periods by certain members of the Company’s sales organization and involved the deferral of accommodations into later fiscal periods.  The deferrals resulted in the overstatement of net sales and net income in certain of the Affected Periods and the understatement of net sales and net income in certain of the Affected Periods.  The deferrals related primarily to the Initial Customer and, to a lesser extent, other wholesale customers.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment, including consideration of the misstatement discussed above, management has concluded that the Company’s internal control over financial reporting was not effective as of January 2, 2010 due to the fact that there were material weaknesses in its internal control over financial reporting as discussed below.

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

The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation.  In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Shareholders of Carter’s, Inc. to be held on May 13, 2010.  Carter’s, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	3,512,385	$12.02	1,816,176
Equity compensation plans not approved by security holders	--	--	--
Total	3,512,385	$12.02	1,816,176

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 12, 2006.********

3.2	By-laws of Carter’s, Inc.**

4.1	Specimen Certificate of Common Stock. ***

10.2	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001. *

10.3	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001. *

10.4	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001. *

10.5	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001. *

10.6	Employment arrangement between The William Carter Company and Richard F. Westenberger, dated as of January 19, 2009.*********

10.7	Amended and Restated 2003 Equity Incentive Plan. ***

10.8
Credit Agreement dated as of July 14, 2005 among The William Carter Company, as Borrower, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent, Credit Suisse as syndication Agent, The Other Lenders Party Hereto and Banc of America Securities LLC and Credit Suisse as Joint Lead Arrangers and Joint Bookrunning Managers, and JP Morgan Chase Bank, N.A., U.S. Bank National Association and Wachovia Bank, National Association, as Co-Documentation Agent.*****

10.9
Amendment No. 1 among the Company, each leader from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the Required Lenders, the Term Lenders and the Additional Term 1 Lenders, in each case listed on the signature pages thereto, to the Credit Agreement, dated as of July 14, 2005.*******

10.10	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C.*

10.11	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter's, Inc. and the stockholders of Carter's, Inc., as amended. ***

10.12	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C.**

10.18	Amended and Restated Annual Incentive Compensation Plan. ***

10.19
Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA). ****

10.20	The William Carter Company Severance plan, Administrative Provisions, and Claims Procedure, dated as of February 15, 2007.********

21	Subsidiaries of Carter’s, Inc. ******

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification
*	Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

**	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.

***	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.

*****	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on July 14, 2005.

******	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 15, 2006.

*******	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on April 28, 2006.

********	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 28, 2007.

*********	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on March 1, 2010.

CARTER’S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ BRADLEY M. BLOOM	Director
Bradley M. Bloom

/s/ AMY W. BRINKLEY	Director
Amy W. Brinkley

/s/ VANESSA J. CASTAGNA	Director
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director
A. Bruce Cleverly

/s/ PAUL FULTON	Director
Paul Fulton

/s/ WILLIAM MONTGORIS	Director
William Montgoris

/s/ DAVID PULVER	Director
David Pulver

/s/ JOHN R. WELCH	Director
John R. Welch

/s/ THOMAS WHIDDON	Director
Thomas Whiddon