Form 10-Q
period 2010-04-03
CARTERS INC
filed 2010-05-05
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes (X)     No (  )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (  )     No (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (X)  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 5, 2010
Common stock, par value $0.01 per share	59,405,356

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	April 3, 2010	January 2, 2010

ASSETS
Current assets:
Cash and cash equivalents	$365,865	$335,041
Accounts receivable, net	118,888	82,094
Finished goods inventories, net	143,125	214,000
Prepaid expenses and other current assets	10,439	11,114
Deferred income taxes	26,352	33,419

Total current assets	664,669	675,668
Property, plant, and equipment, net	85,783	86,077
Tradenames	305,733	305,733
Goodwill	136,570	136,570
Deferred debt issuance costs, net	2,189	2,469
Licensing agreements, net	957	1,777
Other assets	307	305

Total assets	$1,196,208	$1,208,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	40,689	97,546
Other current liabilities	54,230	69,568

Total current liabilities	98,422	170,617
Long-term debt	330,145	331,020
Deferred income taxes	109,018	110,676
Other long-term liabilities	41,935	40,262

Total liabilities	579,520	652,575

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 3, 2010 and January 2, 2010	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 59,390,706 and 58,081,822 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	594	581
Additional paid-in capital	252,990	235,330
Accumulated other comprehensive loss	(3,900)	(4,066)
Retained earnings	367,004	324,179

Total stockholders’ equity	616,688	556,024

Total liabilities and stockholders’ equity	$1,196,208	$1,208,599

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended
	April 3, 2010	April 4, 2009

Net sales	$409,049	$357,162
Cost of goods sold	242,239	229,440

Gross profit	166,810	127,722
Selling, general, and administrative expenses	105,295	99,130
Workforce reduction and facility closure costs	--	8,420
Royalty income	(9,654)	(8,762)

Operating income	71,169	28,934
Interest expense, net	2,444	3,175

Income before income taxes	68,725	25,759
Provision for income taxes	25,900	9,155

Net income	$42,825	$16,604

Basic net income per common share (Note 12)	$0.73	$0.29
Diluted net income per common share (Note 12)	$0.71	$0.28

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the three-month periods ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$42,825	$16,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,882	8,395
Amortization of debt issuance costs	280	284
Non-cash stock-based compensation expense	1,690	1,874
Income tax benefit from exercised stock options	(8,263)	(778)
Non-cash asset impairment charges	--	2,962
Gain on sale of property, plant, and equipment	(181)	--
Deferred income taxes	5,469	(1,526)
Effect of changes in operating assets and liabilities:
Accounts receivable	(36,794)	(7,246)
Inventories	70,875	49,545
Prepaid expenses and other assets	673	(760)
Accounts payable and other liabilities	(61,028)	(34,132)

Net cash provided by operating activities	23,428	35,222

Cash flows from investing activities:
Capital expenditures	(8,223)	(10,829)
Proceeds from sale of property, plant, and equipment	286	--

Net cash used in investing activities	(7,937)	(10,829)

Cash flows from financing activities:
Payments on term loan	(875)	(875)
Income tax benefit from exercised stock options	8,263	778
Proceeds from exercise of stock options	7,945	189

Net cash provided by financing activities	15,333	92

Net increase in cash and cash equivalents	30,824	24,485
Cash and cash equivalents, beginning of period	335,041	162,349

Cash and cash equivalents, end of period	$365,865	$186,834

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 2, 2010	$581	$235,330	$(4,066)	$324,179	$556,024
Exercise of stock options (1,183,043 shares)	12	7,933	--	--	7,945
Income tax benefit from exercised stock options	--	8,263	--	--	8,263
Restricted stock activity	1	(1)	--	--	--
Stock-based compensation expense	--	1,465	--	--	1,465
Comprehensive income:
Net income	--	--	--	42,825	42,825
Unrealized gain on interest rate swap agreements, net of tax of $98	--	--	166	--	166
Total comprehensive income	--	--	166	42,825	42,991
Balance at April 3, 2010	$594	$252,990	$(3,900)	$367,004	$616,688

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One Year, Precious Firsts, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 281 Carter’s and 172 OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of April 3, 2010, the results of our operations for the three-month periods ended April 3, 2010 and April 4, 2009, cash flows for the three-month periods ended April 3, 2010 and April 4, 2009 and changes in stockholders’ equity for the three-month period ended April 3, 2010.  Operating results for the three-month period ended April 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  Our accompanying condensed consolidated balance sheet as of January 2, 2010 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K in the notes to our audited consolidated financial statements for the fiscal year ended January 2, 2010.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2010 reflect our financial position as of April 3, 2010.  The first quarter of fiscal 2009 ended on April 4, 2009.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

Subsequent events were evaluated and all appropriate disclosures are included within these financials.

NOTE 3 – COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is summarized as follows:
	For the three-month periods ended
(dollars in thousands)	April 3, 2010	April 4, 2009

Net income	$42,825	$16,604
Unrealized gain (loss) on interest rate swap agreements, net of tax of $98 and tax benefit of $87, respectively	166	(147)
Settlement of interest rate collar agreement, net of tax of $216	--	407
Total comprehensive income	$42,991	$16,864

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill as of April 3, 2010 represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  Our Carter’s goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.

 The Company’s intangible assets were as follows:

		April 3, 2010			January 2, 2010
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$18,143	$957	$19,100	$17,323	$1,777
Leasehold interests	4.1 years	$1,833	$1,833	$--	$1,833	$1,833	$--

(1) $51.8 million of which relates to Carter’s wholesale segment, $82.0 million of which relates to Carter’s retail segment, and $2.7 million of which relates to Carter’s mass channel segment.

Amortization expense for intangible assets was approximately $0.8 million for the three-month period ended April 3, 2010 and $1.0 million for the three-month period ended April 4, 2009.  Amortization expense for the OshKosh licensing agreements is expected to be approximately $1.0 million for the remainder of fiscal 2010.

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

As of April 3, 2010, the Company had gross unrecognized tax benefits of approximately $8.3 million.  Substantially all of the Company’s reserve for unrecognized tax benefits as of April 3, 2010, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits as of April 3, 2010, are approximately $0.6 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2010.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2010 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the first quarter of fiscal 2010, the Company recognized interest expense on uncertain tax positions of approximately $0.1 million.  During the first quarter of fiscal 2009, the Company recognized a net reduction in interest expense of approximately $0.1 million, primarily related to the successful resolution of the Internal Revenue Service audit for fiscal 2006.  The Company had approximately $0.6 million of interest accrued as of April 3, 2010 and January 2, 2010.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS:

Effective December 30, 2007 (the first day of our 2008 fiscal year), the Company adopted accounting guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	April 3, 2010			January 2, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$--	$342.1	$--	$--	$130.0	$--

Liabilities
Interest rate swaps	$--	$1.1	$--	$--	$1.3	$--

At April 3, 2010, we had approximately $215.1 million invested in a money market deposit account and $127.0 million invested in a Dreyfus Treasury Prime Cash Management fund, which invests only in U.S. Treasury Bills or U.S. Treasury Notes.

At January 2, 2010, we had approximately $130.0 million of cash invested in two Dreyfus Cash Management Funds.  These funds consisted of the Dreyfus Treasury Prime Cash Management fund ($87.9 million) which invests only in U.S. Treasury Bills or U.S. Treasury Notes and the Dreyfus Tax Exempt Cash Management fund ($42.1 million) which invests in short-term, high quality municipal obligations that provide income exempt from federal taxes.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility.  The Company enters into interest rate swap agreements in order to hedge the risk of interest rate fluctuations.  These interest rate swap agreements are designated as cash flow hedges of the variable interest payments on a portion of our variable rate term loan debt.  Our interest rate swap agreements are traded in the over-the-counter market.  Fair values are based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.  Our interest rate swap agreements are classified as current as their terms span less than one year.

As of April 3, 2010, approximately $134.8 million of our $333.6 million of outstanding debt was hedged under interest rate swap agreements.  These interest rate swap agreements mature at various times through January 2011.  As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.  We continue to be in compliance with the 25% hedging requirement under our senior credit facility.

In fiscal 2006, the Company entered into an interest rate collar agreement which covered $100 million of our variable rate term loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matured on January 31, 2009.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS:   (Continued)

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

April 3, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$1.1
January 2, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$1.3

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements was as follows:

	For the three-month period ended April 3, 2010		For the three-month period ended April 4, 2009
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of (loss) gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$166	$(622)	$(147)	$(873)

(1) Amount recognized in accumulated other comprehensive income (loss), net of tax of $98,000 and tax benefit of $87,000 for the three-month periods ended
     April 3, 2010 and April 4, 2009, respectively.

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – EMPLOYEE BENEFIT PLANS:   (Continued)

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	April 3, 2010	April 4, 2009

Service cost – benefits attributed to service during the period	$23	$23
Interest cost on accumulated post-retirement benefit obligation	133	113
Amortization of net actuarial gain	(7)	(7)
Total net periodic post-retirement benefit cost	$149	$129

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  The component of pension expense charged to operations is as follows:

	For the three-month periods ended
(dollars in thousands)	April 3, 2010	April 4, 2009

Interest cost on accumulated pension benefit obligation	$12	$13

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended
(dollars in thousands)	April 3, 2010	April 4, 2009

Interest cost on accumulated pension benefit obligation	$598	$567
Expected return on assets	(719)	(650)
Amortization of actuarial loss	34	103
Total net periodic pension (benefit) expense	$(87)	$20

NOTE 8 – COMMON STOCK:

The Company did not repurchase any shares of its common stock during the three-month periods ended April 3, 2010 and April 4, 2009 pursuant to the Company’s share repurchase program.  Since inception of the program and through April 3, 2010, the Company repurchased and retired approximately 4,599,580 shares of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – STOCK-BASED COMPENSATION:

Under our Amended and Restated 2003 Equity Incentive Plan, the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three-month period ended April 3, 2010.

Assumptions

Volatility	34.62%
Risk-free interest rate	3.08%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the three-month period ended April 3, 2010:

	Time-based stock options	Restricted stock

Outstanding, January 2, 2010	3,512,385	449,844

Granted	385,500	169,000
Exercised	(1,183,043)	--
Vested restricted stock	--	(68,881)
Forfeited	(76,200)	(25,300)
Expired	(9,800)	--

Outstanding, April 3, 2010	2,628,842	524,663

Exercisable, April 3, 2010	1,559,417	--

During the three-month period ended April 3, 2010, we granted 385,500 time-based stock options with a weighted-average Black-Scholes fair value of $11.89 and a weighted-average exercise price of $28.04.  In connection with this grant, we recognized approximately $138,000 in stock-based compensation expense during the three-month period ended April 3, 2010.

During the three-month period ended April 3, 2010, we granted 169,000 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $28.04.  In connection with this grant, we recognized approximately $144,000 in stock-based compensation expense during the three-month period ended April 3, 2010.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2010 (period from April 4 through January 1, 2011)	$2,295	$2,602	$4,897
2011	2,735	3,090	5,825
2012	2,091	2,336	4,427
2013	1,240	1,313	2,553
Total	$8,361	$9,341	$17,702

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – SEGMENT INFORMATION:

We report segment information in accordance with accounting guidance on segment reporting, which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  We report our corporate expenses, workforce reduction, and facility closure costs separately as they are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of our reportable segments.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 3, 2010	% of Total	April 4, 2009	% of Total
Net sales:

Carter’s:
Wholesale	$146,258	35.7%	$121,817	34.1%
Retail	118,139	28.9%	101,930	28.5%
Mass Channel	67,920	16.6%	58,823	16.5%
Carter’s total net sales	332,317	81.2%	282,570	79.1%

OshKosh:
Retail	55,145	13.5%	51,828	14.5%
Wholesale	21,587	5.3%	22,764	6.4%
OshKosh total net sales	76,732	18.8%	74,592	20.9%

Total net sales	$409,049	100.0%	$357,162	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$40,297	27.6%	$23,099	19.0%
Retail	26,143	22.1%	16,588	16.3%
Mass Channel	12,794	18.8%	8,113	13.8%

Carter’s operating income	79,234	23.8%	47,800	16.9%

OshKosh:
Retail	1,963	3.6%	(331)	(0.6%)
Wholesale	3,593	16.6%	1,421	6.2%
Mass Channel (a)	766	--	706	--

OshKosh operating income	6,322	8.2%	1,796	2.4%

Segment operating income	85,556	20.9%	49,596	13.9%

Corporate expenses (b)	(14,387)	(3.5%)	(11,920)	(3.3%)
Workforce reduction and facility closure costs (c)	--	--	(8,742)	(2.4%)

Net corporate expenses	(14,387)	(3.5%)	(20,662)	(5.8%)

Total operating income	$71,169	17.4%	$28,934	8.1%

(a)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(b)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(c)	Includes closure costs associated with our Barnesville, Georgia distribution facility and Oshkosh, Wisconsin facility and severance related to the corporate workforce reduction.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS:

Corporate Workforce Reduction

On April 21, 2009, the Company announced to affected employees a plan to reduce its corporate workforce (defined as excluding retail district managers, hourly retail store employees, and distribution center employees).  Approximately 150 employees were affected under the plan.  The plan included consolidating the majority of our operations performed in our Oshkosh, Wisconsin office into other Company locations.  This consolidation has resulted in the addition of resources in our other locations.

As a result of this corporate workforce reduction, in the first quarter of fiscal 2009, we recorded net charges of $5.1 million consisting of $3.3 million in severance charges and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin office.  The majority of the severance payments will be paid by the end of the year.

The following table summarizes restructuring reserves related to the corporate workforce reduction which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other one-time benefits

Balance at April 4, 2009	$3,300
Provision	2,200
Payments	(900)
Balance at July 4, 2009	4,600
Provision	--
Payments	(1,300)
Balance at October 3, 2009	3,300
Provision	--
Payments	(800)
Balance at January 2, 2010	2,500
Provision	--
Payments	(1,000)
Balance at April 3, 2010	$1,500

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS:  (Continued)

In conjunction with the plan to close the Barnesville, Georgia distribution center, the Company recorded closure costs of approximately $3.6 million, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $0.3 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs during the first quarter of fiscal 2009.

        The following table summarizes restructuring reserves related to the closure of the Barnesville, Georgia distribution center which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total

Balance at April 4, 2009	$1,700	$500	$2,200
Provision	--	--	--
Payments	(700)	--	(700)
Balance at July 4, 2009	1,000	500	1,500
Provision	--	--	--
Payments	(500)	--	(500)
Adjustments	(400)	--	(400)
Balance at October 3, 2009	100	500	600
Provision	--	--	--
Payments	(50)	--	(50)
Balance at January 2, 2010	50	500	550
Provision	--	--	--
Payments	--	--	--
Balance at April 3, 2010	$50	$500	$550

NOTE 12 – EARNINGS PER SHARE:

The Company calculates basic and diluted net income per common share in accordance with accounting guidance which requires earnings per share to be calculated pursuant to the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – EARNINGS PER SHARE:  (Continued)

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended
	April 3, 2010	April 4, 2009

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,307,332	55,958,825
Dilutive effect of unvested restricted stock	116,950	117,027
Dilutive effect of stock options	958,484	1,673,963
Diluted number of common and common equivalent shares outstanding	59,382,766	57,749,815

Basic net income per common share:
Net income	$42,825,000	$16,604,000
Income allocated to participating securities	(381,913)	(174,518)
Net income available to common shareholders	$42,443,087	$16,429,482

Basic net income per common share	$0.73	$0.29

Diluted net income per common share:
Net income	$42,825,000	$16,604,000
Income allocated to participating securities	(375,790)	(169,501)
Net income available to common shareholders	$42,449,210	$16,434,499

Diluted net income per common share	$0.71	$0.28

For the three-month period ended April 3, 2010, anti-dilutive shares of 581,900, were excluded from the computations of diluted earnings per share and for the three-month period ended April 4, 2009, anti-dilutive shares of 2,038,975 and performance-based stock options of 200,000 were excluded from the computations of diluted earnings per share.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company with the reporting period beginning January 3, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In February 2010, new accounting guidance was issued related to subsequent events.  This guidance amended guidance previously issued in May 2009 regarding subsequent events and states that an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2010 reflect our financial position as of April 3, 2010.  The first quarter of fiscal 2009 ended on April 4, 2009.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	April 3, 2010	April 4, 2009

Wholesale sales:
Carter’s	35.7%	34.1%
OshKosh	5.3	6.4
Total wholesale sales	41.0	40.5

Retail store sales:
Carter’s	28.9	28.5
OshKosh	13.5	14.5
Total retail store sales	42.4	43.0

Mass channel sales	16.6	16.5

Consolidated net sales	100.0%	100.0%
Cost of goods sold	59.2	64.2

Gross profit	40.8	35.8
Selling, general, and administrative expenses	25.7	27.8
Workforce reduction and facility closure costs	--	2.4
Royalty income	(2.3)	(2.5)

Operating income	17.4	8.1
Interest expense, net	0.6	0.9

Income before income taxes	16.8	7.2
Provision for income taxes	6.3	2.6

Net income	10.5%	4.6%

Number of retail stores at end of period:
Carter’s	281	260
OshKosh	172	165
Total	453	425

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:  (Continued)

Three-month period ended April 3, 2010 compared to the three-month period ended April 4, 2009

CONSOLIDATED NET SALES

In the first quarter of fiscal 2010, consolidated net sales increased $51.9 million, or 14.5%, to $409.0 million and reflect growth in our Carter’s brand wholesale, retail store, and mass channel segments and OshKosh brand retail store segment, offset slightly by a decline in our OshKosh brand wholesale segment.

	For the three-month periods ended
(dollars in thousands)	April 3, 2010	% of Total	April 4, 2009	% of Total

Net sales:
Wholesale-Carter’s	$146,258	35.7%	$121,817	34.1%
Wholesale-OshKosh	21,587	5.3%	22,764	6.4%
Retail-Carter’s	118,139	28.9%	101,930	28.5%
Retail-OshKosh	55,145	13.5%	51,828	14.5%
Mass Channel-Carter’s	67,920	16.6%	58,823	16.5%
Total net sales	$409,049	100.0%	$357,162	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $24.4 million, or 20.1%, in the first quarter of fiscal 2010 to $146.3 million.  The increase in Carter’s brand wholesale sales was driven primarily by an 18% increase in units shipped and a 2% increase in average price per unit, as compared to the first quarter of fiscal 2009.  The growth in units shipped during the first quarter of fiscal 2010 was driven by strong over-the-counter performance at our wholesale customers in all product categories and earlier than planned customer demand.  The increase in average price per unit during the first quarter of fiscal 2010 was driven by higher average selling prices on off-price sales as compared to the first quarter of fiscal 2009.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $1.2 million, or 5.2%, in the first quarter of fiscal 2010 to $21.6 million.  The decrease in OshKosh brand wholesale sales reflects a 9% decrease in units shipped offset by a 4% increase in average price per unit as compared to the first quarter of fiscal 2009.  The decrease in units shipped relates primarily to a reduction in off-price shipments.  The increase in average price per unit reflects higher average selling prices on off-price sales as compared to the first quarter of fiscal 2009.

MASS CHANNEL SALES

Mass channel sales increased $9.1 million, or 15.5%, in the first quarter of fiscal 2010 to $67.9 million.  The increase was driven by a $6.5 million, or 24.6%, increase in sales of our Just One Year brand to Target, and a $2.6 million, or 8.0%, increase in sales of our Child of Mine brand to Walmart.  The increase in Just One Year brand sales was driven largely by the addition of new programs and improved product performance.  The increase in Child of Mine brand sales was due to favorable timing of shipments resulting from earlier than planned demand.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $16.2 million, or 15.9%, in the first quarter of fiscal 2010 to $118.1 million.  The increase was driven by a comparable store sales increase of 8.1%, or $8.2 million, and incremental sales of $8.2 million generated by new store openings, partially offset by the impact of store closings of approximately $0.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

On a comparable store basis, transactions increased 3.1%, units per transaction increased 2.8%, and average prices increased 2.0% as compared to the first quarter of fiscal 2009.  The increases in transactions and units per transaction were driven by strong product performance in all product categories, a better assortment of in-season merchandise on the floor, improved in-store product presentation, and improved merchandising and marketing efforts.  We also attribute a portion of these increases to the benefit of an earlier Easter holiday.  The increase in average prices was driven primarily by the strong performance of our baby, playwear, and accessories product categories.

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

During the first quarter of fiscal 2010, we opened five Carter’s retail stores.  There were a total of 281 Carter’s retail stores as of April 3, 2010.  In total, we plan to open 30 and close five Carter’s retail stores during fiscal 2010.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $3.3 million, or 6.4%, in the first quarter of fiscal 2010 to $55.1 million.  The increase reflects a comparable store sales increase of 3.5%, or $1.8 million, and incremental sales of $1.7 million generated by new store openings, partially offset by the impact of store closings of $0.2 million.

On a comparable store basis, units per transaction increased 6.5%, transactions increased 0.1%, and average prices decreased 2.9%.  The increases in units per transaction and transactions were driven by strong product performance in all product categories, changes in our merchandising strategies which include a higher mix of opening price point items (high-volume, entry-level, basic products), a better assortment of in-season merchandise on the floor, in-store product presentation, and direct-to-consumer marketing efforts.  We also attribute a portion of these increases to the benefit of an earlier Easter holiday.  The decrease in average prices were due to increased promotional activity and a greater mix of opening price point items such as t-shirts and knit bottoms.

During the first quarter of fiscal 2010, we opened two OshKosh retail stores.  There were a total of 172 OshKosh retail stores as of April 3, 2010.  In total, we plan to open 15 and close three OshKosh retail stores during fiscal 2010.

GROSS PROFIT

Our gross profit increased $39.1 million, or 30.6%, to $166.8 million in the first quarter of fiscal 2010.  Gross profit as a percentage of net sales was 40.8% in the first quarter of fiscal 2010 as compared to 35.8% in the first quarter of fiscal 2009.

The increase in gross profit as a percentage of net sales reflects:

•	$7.0 million related to growth in Carter’s wholesale and mass channel margins due to increased volume and improved product performance due in part to earlier demand;

•	$5.2 million related to higher consolidated retail gross margins as a percentage of consolidated retail sales; and

•	$2.2 million related to lower levels of excess and obsolete inventory charges, more favorable loss rates on off-price sales, and improved inventory management.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2010 increased $6.2 million, or 6.2%, to $105.3 million.  As a percentage of net sales, selling, general, and administrative expenses in the first quarter of fiscal 2010 improved to 25.7% as compared to 27.8% in the first quarter of fiscal 2009.

The improvement in selling, general, and administrative expenses as a percentage of net sales reflects:

•	a decrease in our consolidated retail expenses from 34.2% of retail store sales in the first quarter of fiscal 2009 to 33.1% in the first quarter of fiscal 2010;

•	a decline in distribution costs as a percentage of net sales from 3.6% in the first quarter of fiscal 2009 to 3.2% in the first quarter of fiscal 2010 resulting from supply chain efficiencies; and

•	reduced discretionary spending and increased overall focus on our cost structure.

WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS

As a result of the corporate workforce reduction, in the first quarter of fiscal 2009, we recorded charges of $5.1 million, consisting of $3.3 million severance charges and approximately $1.8 million in asset impairment charges related to our Oshkosh, Wisconsin office.  The majority of the severance payments will be paid by the end of the year.

In conjunction with the closure of the Barnesville distribution center, in the first quarter of fiscal 2009, the Company recorded closure costs of approximately $3.6 million, consisting of severance of $1.7 million; asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment; $0.3 million of accelerated depreciation (included in selling, general, and administrative expenses); and $0.5 million of other closure costs.

ROYALTY INCOME

We license the use of our Carter’s, Just One Year, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the first quarter of fiscal 2010 was approximately $9.7 million (including $2.1 million of international royalty income), an increase of 10.2%, or $0.9 million, as compared to the first quarter of fiscal 2009.  This increase was driven by increased sales by our Carter’s brand and OshKosh brand domestic licensees.

OPERATING INCOME

Operating income increased $42.2 million, or 146.0%, to $71.2 million in the first quarter of fiscal 2010.  The increase in operating income was due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the first quarter of fiscal 2010 decreased $0.7 million, or 23.0%, to $2.4 million.  The decrease is primarily attributable to lower effective interest rates.  Weighted-average borrowings in the first quarter of fiscal 2010 were $334.2 million at an effective interest rate of 3.0% as compared to weighted-average borrowings in the first quarter of fiscal 2009 of $337.7 million at an effective interest rate of 3.9%.  In the first quarter of fiscal 2010, we recorded $0.6 million in interest expense related to our interest rate swap agreements.  In the first quarter of fiscal 2009, we recorded $0.4 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

INCOME TAXES

Our effective tax rate was 37.7% for the first quarter of fiscal 2010 and 35.5% for the first quarter of fiscal 2009.  This change was a result of the reversal of $1.0 million related to the completion of an Internal Revenue Service examination for fiscal 2006 in the first quarter of fiscal 2009.

NET INCOME

Our net income for the first quarter of fiscal 2010 increased $26.2 million, or 157.9%, to $42.8 million as compared to $16.6 million in the first quarter of fiscal 2009 as a result of the factors described above.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and the availability of borrowings under our revolver, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by events described in our risk factors, as further discussed in Part II, Item 1A of this filing.

Net accounts receivable at April 3, 2010 were $118.9 million compared to $92.7 million at April 4, 2009 and $82.1 million at January 2, 2010.  The increase as compared to April 4, 2009 primarily reflects increased wholesale and mass channels sales.  Due to the seasonal nature of our operations, the net accounts receivable balance at April 3, 2010 is not comparable to the net accounts receivable balance at January 2, 2010.

Net inventories at April 3, 2010 were $143.1 million compared to $153.9 million at April 4, 2009 and $214.0 million at January 2, 2010.  The decrease of $10.8 million, or 7.0%, as compared to April 4, 2009 is due to improved inventory management, the timing of shipments, and lower levels of mass channel excess inventory.  Due to the seasonal nature of our operations, net inventories at April 3, 2010 are not comparable to net inventories at January 2, 2010.

Net cash provided by operating activities for the first quarter of fiscal 2010 was $23.4 million compared to net cash provided by operating activities of $35.2 million in the first quarter of fiscal 2009.  The decrease in operating cash flow primarily reflects changes in net working capital offset by increased earnings.

We invested $8.2 million in capital expenditures during the first quarter of fiscal 2010 compared to $10.8 million during the first quarter of fiscal 2009.  We plan to invest approximately $40 - $45 million in capital expenditures during fiscal 2010, primarily for retail store openings and remodelings and fixtures for our wholesale customers.

On February 16, 2007, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  During the first quarter of fiscal 2010, the Company did not repurchase any of its common stock.  Since inception of the program and through April 3, 2010, the Company repurchased and retired approximately 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the plan.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  This program has no time limit.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, and other factors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

At April 3, 2010, we had approximately $333.6 million in term loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $8.6 million of outstanding letters of credit.  Principal borrowings under our term loan are due and payable in quarterly installments of $0.9 million through June 30, 2012 with the remaining balance of $325.8 million due on July 14, 2012.  Weighted-average borrowings in the first quarter of fiscal 2010 were $334.2 million at an effective interest rate of 3.0% as compared to weighted-average borrowings in the first quarter of fiscal 2009 of $337.7 million at an effective interest rate of 3.9%.

The senior credit facility contains and defines financial covenants, including a minimum interest coverage ratio of 4.00 to 1.00, maximum leverage ratio of 3.00 to 1.00, and a minimum fixed charge coverage ratio of 2.00 to 1.00, as of April 3, 2010.  The Company’s actual interest coverage ratio, leverage ratio, and fixed charge coverage ratio as of April 3, 2010 are 27.80 to 1.00, 1.21 to 1.00, and 11.92 to 1.00, respectively.  As of April 3, 2010, the Company believes it was in compliance with its debt covenants.

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

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility using interest rate swaps or other similar instruments.  As of April 3, 2010, $134.8 million, or 40.4%, of our senior credit facility borrowings were subject to interest rate swap agreements.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of April 3, 2010, our outstanding debt aggregated approximately $333.6 million, of which $198.8 million, or 59.6%, was subject to variable interest rates.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.0 million, exclusive of variable rate debt subject to our swap agreements, and could have an adverse effect on our earnings and cash flow.

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

EFFECTS OF INFLATION AND DEFLATION

We are affected by inflation and changing prices primarily through purchasing product from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates.  The effects of inflation on our net sales and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  If deflationary price trends outpace our ability to reduce our manufacturing and supply chain costs, or otherwise lower our overall cost structure, our profitability may be affected.  We anticipate increases in the costs of production for our vendors over the next year, including increases in cotton and transportation prices, which may impact our costs of goods sold.  If we are unable to absorb these price increases by reducing our manufacturing or supply chain costs or lowering our overall cost structure, or if our ability to effectively raise prices is limited, our profitability may be affected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, generally resulting in lower sales and gross profit in the first half of our fiscal year.  Over the past five fiscal years, excluding the impact of our acquisition of OshKosh B’Gosh, Inc. in fiscal 2005, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year.  Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $0.5 million in the first quarter of fiscal 2010 and $0.8 million in the first quarter of fiscal 2009 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

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

Goodwill and tradename:  As of April 3, 2010, we had approximately $136.6 million in Carter’s goodwill and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.

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

Significant assumptions used in valuing our net obligation under our Oshkosh B’Gosh pension plan under which retirement benefits were frozen as of December 31, 2005 are expected long-term rates of return on plans assets and the discount rate used to determine the plan’s projected benefit obligation.

The most significant assumption used to determine our projected benefit obligation under our post-retirement life and medical plan under which retirement benefits were frozen in 1991 is the discount rate used to determine the plan’s projected benefit obligation.

See Note 7, “Employee Benefits Plans,” to our audited consolidated financial statements in our most recently filed Annual Report on Form 10-K for further details on rates, assumptions, and sensitivity analyses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Stock-based compensation arrangements:  We account for stock-based compensation in accordance with the fair value recognition provisions of accounting guidance on share-based payments.  We adopted this guidance using the modified prospective application method of transition.  We use the Black-Scholes option pricing model, which requires the use of subjective assumptions.  These assumptions include the following:

Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  We use actual monthly historical changes in the market value of our stock covering the expected life of stock options being valued.  An increase in the expected volatility will increase compensation expense.

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

Dividend yield – We do not have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease compensation expense.

Forfeitures – We estimate forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the accompanying audited consolidated statement of operations.

We account for our performance-based awards in accordance with accounting guidance on share-based payments and records stock-based compensation expense over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved.  We reassess the probability of vesting at each reporting period for awards with performance criteria and adjust stock-based compensation expense based on its probability assessment.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2010 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  These risks are described herein under Item 1A of Part II.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of April 3, 2010, our outstanding debt aggregated approximately $333.6 million, of which $198.8 million, or 59.6%, bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.0 million, exclusive of variable rate debt subject to our interest rate swap agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 3, 2010 due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual report on Form 10-K for fiscal 2009 under Part II, Item 9A.

Remediation Plan

Management has been actively engaged in developing remediation plans to address control deficiencies referenced above.  The following remediation efforts have been completed:

•	Making personnel changes, including the separation of certain employees from the Company, and a restructuring of the Company’s sales organization; and

•	Establishing more comprehensive procedures for authorizing accommodations, including tiered accommodations approval levels that include the Chief Financial Officer and Chief Executive Officer.

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

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will continue to monitor the implementation.  In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

As a result of the completed remediation efforts noted above, there were changes in internal control over financial reporting during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A shareholder class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia entitled Plymouth County Retirement System v. Carter's, Inc., No. 1:08-CV-02940-JOF (the "Plymouth Action").  The Amended Complaint filed on May 12, 2009 in the Plymouth Action asserted claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleged that between February 1, 2006 and July 24, 2007, the Company and certain current and former executives made misrepresentations to investors regarding the successful integration of OshKosh into the Company's business, and that the share price of the Company's stock later fell when the market learned that the integration had not been as successful as represented.  Defendants in the Plymouth Action filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009, and briefing of that motion was complete on October 22, 2009.

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter's, Inc., No. 1:09-CV-3196-JOF (the "Mylroie Action").  The initial Complaint in the Mylroie Action asserted claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleged that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made misstatements to investors regarding the Company’s accounting for discounts offered to some wholesale customers.  The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the "Consolidated Action").  On March 15, 2010, the plaintiffs in the Consolidated Action filed their amended and consolidated complaint.  The Company filed a motion to dismiss on April 30, 2010, and briefing of the motion is scheduled to be completed in July 2010.  The Company intends to vigorously defend against the claims in the Consolidated Action.

On March 15, 2010, the United States Court of Appeals for the Seventh Circuit issued a decision in Kim, et al. v. Carter's, Inc., Nos. 09-2169, 09-2186, in which it affirmed the earlier dismissal of two class action lawsuits against the Company claiming breach of contract (putatively on behalf of a nationwide class) and the Illinois Consumer Fraud Act (putatively on behalf of an Illinois class) arising from certain advertising and pricing practices with respect to the Company’s brand products purchased by consumers at the Company’s retail stores. There is no further possibility of appeal by the plaintiffs.  Accordingly, this case is now fully resolved.

      The Company is subject to various other claims and pending or threatened lawsuits in the normal course of our business.  The Company is not currently party to any other legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS:

You should carefully consider each of the following risk factors as well as the other information contained in this Quarterly Report on Form 10-Q and other filings with the SEC in evaluating our business.  The risks and uncertainties described below are not the only we face.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations.  If any of the following risks actually occur, our operating results may be affected.

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues.

In the first quarter of fiscal 2010, we derived approximately 43% of our consolidated net sales from our top eight customers, including mass channel customers.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

As described in more detail in Part II - Item 1 of this filing, the Company is also currently subject to two class action lawsuits, as well as various other claims and pending or threatened lawsuits in the normal course of our business.  We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment, which could be substantial.  We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms.  Our insurers may also dispute our claims for coverage.  Further, these lawsuits may result in diversion of management's time and attention, the expenditure of large amounts of cash on legal fees and other expenses, and injury to our reputation, all of which may adversely affect our operations and financial condition.

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

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the Company continues to experience pressure to decrease selling prices on children’s apparel.  If deflationary price trends outpace our ability to reduce our manufacturing and supply chain costs, or otherwise lower our overall cost structure, our profitability may be affected.  We anticipate increases in the costs of production for our vendors over the next year, including increases in cotton and transportation prices, which may impact our costs of goods sold.  If we are unable to absorb these price increases by reducing our manufacturing or supply chain costs or lowering our overall cost structure, or if our ability to effectively raise prices is limited, our profitability may be affected.

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

• increases in transportation costs as a result of increased fuel prices or significant changes in the relationship between carrier capacity and shipper demand;

• interruptions in the supply, or increases in the cost, of raw materials, including cotton, fabric, and trim items;

• significant changes in the cost of labor in our sourcing locations;

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

Our vendors, independent manufacturers, and licensees may not continue to provide products that are consistent with our standards.  We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards.  A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition.  In addition, notwithstanding our strict quality control procedures, because we do not control our vendors, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge.  This could materially harm our brand and our reputation in the marketplace.

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

On April 3, 2010, we had total debt of approximately $333.6 million.

Our indebtedness could have negative consequences.  For example, it could:

• increase our vulnerability to interest rate risk;

• limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspect of our business plan;

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

As of April 3, 2010, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

In connection with our assessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of April 3, 2010, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting.  Please refer to Part I, Item 4 of this filing for further discussion of the ineffectiveness of, and material weaknesses in, our internal controls over financial reporting.  Should we be unable to remediate such material weaknesses promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations, and financial condition, as well as impair our ability to meet our quarterly, annual, and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner.  These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.  In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify misstatements.

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

CARTER’S, INC.

Date: May 5, 2010	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)