Form 10-Q
period 2010-07-03
CARTERS INC
filed 2010-08-02
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 30, 2010
Common stock, par value $0.01 per share	59,442,933

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	July 3, 2010	January 2, 2010

ASSETS
Current assets:
Cash and cash equivalents	$245,013	$335,041
Accounts receivable, net	99,526	82,094
Finished goods inventories, net	260,660	214,000
Prepaid expenses and other current assets	11,583	11,114
Deferred income taxes	25,726	33,419

Total current assets	642,508	675,668
Property, plant, and equipment, net	90,374	86,077
Tradenames	305,733	305,733
Goodwill	136,570	136,570
Deferred debt issuance costs, net	1,459	2,469
Licensing agreements, net	137	1,777
Other assets	292	305

Total assets	$1,177,073	$1,208,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,503	$3,503
Accounts payable	121,047	97,546
Other current liabilities	31,848	69,568

Total current liabilities	156,398	170,617
Long-term debt	229,269	331,020
Deferred income taxes	108,162	110,676
Other long-term liabilities	44,105	40,262

Total liabilities	537,934	652,575

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 3, 2010 and January 2, 2010	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 59,442,933 and 58,081,822 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively	594	581
Additional paid-in capital	256,048	235,330
Accumulated other comprehensive loss	(3,603)	(4,066)
Retained earnings	386,100	324,179

Total stockholders’ equity	639,139	556,024

Total liabilities and stockholders’ equity	$1,177,073	$1,208,599

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$327,009	$326,329	$736,058	$683,491
Cost of goods sold	196,758	201,619	438,997	431,059

Gross profit	130,251	124,710	297,061	252,432
Selling, general, and administrative expenses	104,468	99,843	209,763	198,973
Workforce reduction and facility write-down and closure costs	--	2,980	--	11,400
Royalty income	(7,640)	(7,472)	(17,294)	(16,234)

Operating income	33,423	29,359	104,592	58,293
Interest expense, net	2,662	2,708	5,106	5,883

Income before income taxes	30,761	26,651	99,486	52,410
Provision for income taxes	11,665	10,017	37,565	19,172

Net income	$19,096	$16,634	$61,921	$33,238

Basic net income per common share (Note 13)	$0.32	$0.29	$1.05	$0.59
Diluted net income per common share (Note 13)	$0.32	$0.28	$1.03	$0.57

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the six-month periods ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income	$61,921	$33,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,082	16,990
Amortization of debt issuance costs	1,010	567
Non-cash stock-based compensation expense	3,510	3,543
Income tax benefit from exercised stock options	(8,579)	(1,313)
Non-cash asset impairment and facility write-down charges	--	3,662
Gain on sale of property, plant, and equipment	(172)	--
Deferred income taxes	5,152	2,853
Effect of changes in operating assets and liabilities:
Accounts receivable	(17,432)	401
Inventories	(46,660)	(52,665)
Prepaid expenses and other assets	(456)	(767)
Accounts payable and other liabilities	952	22,687

Net cash provided by operating activities	15,328	29,196

Cash flows from investing activities:
Capital expenditures	(20,720)	(18,030)
Proceeds from sale of property, plant, and equipment	286	--

Net cash used in investing activities	(20,434)	(18,030)

Cash flows from financing activities:
Payments on Term Loan (See Note 4)	(101,751)	(1,751)
Income tax benefit from exercised stock options	8,579	1,313
Proceeds from exercise of stock options	8,250	735

Net cash (used in) provided by financing activities	(84,922)	297

Net (decrease) increase in cash and cash equivalents	(90,028)	11,463
Cash and cash equivalents, beginning of period	335,041	162,349

Cash and cash equivalents, end of period	$245,013	$173,812

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)
	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 2, 2010	$581	$235,330	$(4,066)	$324,179	$556,024
Exercise of stock options (1,221,003 shares)	12	8,238	--	--	8,250
Income tax benefit from exercised stock options	--	8,579	--	--	8,579
Restricted stock activity	1	(1)	--	--	--
Stock-based compensation expense	--	3,102	--	--	3,102
Issuance of common stock (24,032 shares)	--	800	--	--	800
Comprehensive income:
Net income	--	--	--	61,921	61,921
Unrealized gain on interest rate swap agreements, net of tax of $272	--	--	463	--	463
Total comprehensive income	--	--	463	61,921	62,384
Balance at July 3, 2010	$594	$256,048	$(3,603)	$386,100	$639,139

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You (formerly Just One Year), Precious Firsts, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 289 Carter’s and 175 OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of July 3, 2010, the results of our operations for the three and six-month periods ended July 3, 2010 and July 4, 2009, cash flows for the six-month periods ended July 3, 2010 and July 4, 2009 and changes in stockholders’ equity for the six-month period ended July 3, 2010.  Operating results for the three and six-month periods ended July 3, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  Our accompanying condensed consolidated balance sheet as of January 2, 2010 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2010 reflect our financial position as of July 3, 2010.  The second quarter and first half of fiscal 2009 ended on July 4, 2009.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

Subsequent events were evaluated and all appropriate disclosures are included within these financials.

NOTE 3 – COMPREHENSIVE INCOME:

Comprehensive income is summarized as follows:
	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income	$19,096	$16,634	$61,921	$33,238
Unrealized gain (loss) on interest rate swap agreements, net of tax of $174, $85, and $272, and tax benefit of $2, respectively	297	144	463	(3)
Settlement of interest rate collar agreement, net of tax of $216	--	--	--	407
Total comprehensive income	$19,393	$16,778	$62,384	$33,642

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)
NOTE 4 – LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	July 3, 2010	January 2, 2010
Term Loan	$232,772	$334,523
Current maturities	(3,503)	(3,503)
Total long-term debt	$229,269	$331,020

The Company’s Senior Credit Facility is comprised of a $500 million term loan (the “Term Loan”) and a $125 million revolving credit facility (the “Revolver”) (including a sub-limit for letters of credit of $80 million).  The Revolver expires on July 14, 2011 and the Term Loan expires July 14, 2012.  There were no borrowings outstanding under the Revolver at July 3, 2010 and January 2, 2010, respectively.  Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.6 million through June 30, 2012 with the remaining balance of $227.9 million due on July 14, 2012.

Amounts borrowed under the Term Loan have an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rates on Term Loan borrowings as of July 3, 2010 and January 2, 2010 were 1.8% and 1.7%, respectively.

During the second quarter of fiscal 2010, the Company prepaid approximately $100 million in Term Loan borrowings, or approximately 30% of its outstanding debt, in addition to a regularly scheduled amortization payment of approximately $0.9 million.  In addition, the Company wrote-off $0.5 million of debt issuance costs related to the prepayment of a portion of our Term Loan debt.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill as of July 3, 2010 represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  Our Carter’s goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.

 The Company’s intangible assets were as follows:
		July 3, 2010			January 2, 2010
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$18,963	$137	$19,100	$17,323	$1,777
Leasehold interests	4.1 years	$1,833	$1,833	$--	$1,833	$1,833	$--

(1) $51.8 million of which relates to Carter’s wholesale segment, $82.0 million of which relates to Carter’s retail segment, and $2.7 million of which relates to Carter’s mass channel segment.

Amortization expense for intangible assets was approximately $0.8 million for the three-month period ended July 3, 2010 and $1.0 million for the three-month period ended July 4, 2009. Amortization expense for intangible assets was approximately $1.6 million and $2.0 million for the six-month periods ended July 3, 2010 and July 4, 2009.   Amortization expense for the OshKosh licensing agreements is expected to be approximately $0.1 million for the remainder of fiscal 2010.

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

As of July 3, 2010, the Company had gross unrecognized tax benefits of approximately $8.5 million.  Substantially all of the Company’s reserve for unrecognized tax benefits as of July 3, 2010, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits as of July 3, 2010, are approximately $0.6 million of reserves for which the statute of limitations is expected to expire in the third quarter of fiscal 2010.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2010 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the second quarter and first half of fiscal 2010, the Company recognized interest expense on uncertain tax positions of approximately $0.1 million and $0.2 million, respectively.  During the second quarter of fiscal 2009, the Company recognized interest expense on uncertain tax positions of approximately $0.1 million.  During the first half of fiscal 2009, the Company’s recognized interest expense on uncertain tax positions was offset by a reduction in interest expense related to the successful resolution of the Internal Revenue Service audit for fiscal 2006.  The Company had approximately $0.7 million and $0.6 million of interest accrued as of July 3, 2010 and January 2, 2010, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The Company reports its fair value measurements in accordance with accounting guidance, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	July 3, 2010			January 2, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$--	$230.3	$--	$--	$130.0	$--

Liabilities
Interest rate swaps	$--	$0.6	$--	$--	$1.3	$--

At July 3, 2010, we had approximately $215.3 million invested in money market deposit accounts and $15.0 million invested in a Dreyfus Treasury Prime Cash Management fund, which invests only in U.S. Treasury Bills or U.S. Treasury Notes.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 7 – FAIR VALUE MEASUREMENTS:   (Continued)

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

As of July 3, 2010, approximately $130.7 million of our $232.8 million of outstanding debt was hedged under interest rate swap agreements.  These interest rate swap agreements mature at various times through January 2011.  On July 30, 2010, an interest rate swap agreement of $30.7 million matured.  As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.  We continue to be in compliance with the 25% hedging requirement under our senior credit facility.

In fiscal 2006, the Company entered into an interest rate collar agreement which covered $100 million of our variable rate Term Loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matured on January 31, 2009.

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

July 3, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$0.6
January 2, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$1.3

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 7 – FAIR VALUE MEASUREMENTS:   (Continued)

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements was as follows:

	For the three-month period ended July 3, 2010		For the six-month period ended July 3, 2010
(dollars in thousands)	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$297	$(514)	$463	$(1,149)

(1) Amount recognized in accumulated other comprehensive income (loss), net of tax of $174,000 and $272,000 for the three and six-month periods ended July 3, 2010, respectively.

	For the three-month period ended July 4, 2009		For the six-month period ended July 4, 2009
(dollars in thousands)	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of loss recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$144	$(541)	$(3)	$(1,414)

(1) Amount recognized in accumulated other comprehensive income (loss), net of tax of $85,000 and tax benefit of $2,000 for the three and six-month periods ended
        July 4, 2009, respectively.

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost – benefits attributed to service during the period	$23	$23	$46	$46
Interest cost on accumulated post-retirement benefit obligation	133	113	266	226
Amortization net actuarial gain	(7)	(7)	(14)	(14)
Total net periodic post-retirement benefit cost	$149	$129	$298	$258

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Interest cost on accumulated pension benefit obligation	$12	$13	$24	$26

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Interest cost on accumulated pension benefit obligation	$598	$568	$1,196	$1,135
Expected return on assets	(719)	(650)	(1,438)	(1,300)
Amortization of actuarial loss	33	102	67	205
Total net periodic pension (benefit) expense	$(88)	$20	$(175)	$40

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – COMMON STOCK:

During the second quarter and first half of fiscal 2010, the Company issued 24,032 shares of common stock at a fair market value of $33.29 per share to its non-management board members.  In connection with this issuance, we recognized approximately $800,000 in stock-based compensation expense.  During the second quarter and first half of fiscal 2009, the Company issued 33,656 shares of common stock at a fair market value of $20.80 per share to its non-management board members.  In connection with this issuance, we recognized approximately $700,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  The Company did not repurchase any shares of its common stock during the three or six-month periods ended July 3, 2010 and July 4, 2009 pursuant to the Company’s share repurchase authorization.  Since inception of the authorization and through July 3, 2010, the Company repurchased and retired 4,599,580 shares of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the authorization.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

On June 15, 2010, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares (in addition to the $8.9 million available for repurchases under the Company’s repurchase authorization approved in February 2007).  Neither of the current share repurchase authorizations have expiration dates.  Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at the discretion of the Company’s management depending on market conditions, stock price, other investment priorities, and other factors.

NOTE 10 – STOCK-BASED COMPENSATION:

Under our Amended and Restated 2003 Equity Incentive Plan, the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six-month period ended July 3, 2010.

Assumptions

Volatility	34.60%
Risk-free interest rate	3.08%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – STOCK-BASED COMPENSATION:  (Continued)

The following table summarizes our stock option and restricted stock activity during the six-month period ended July 3, 2010:

	Time-based stock options	Restricted stock

Outstanding, January 2, 2010	3,512,385	449,844

Granted	394,500	176,504
Exercised	(1,221,003)	--
Vested restricted stock	--	(86,731)
Forfeited	(100,600)	(36,900)
Expired	(9,800)	--

Outstanding, July 3, 2010	2,575,482	502,717

Exercisable, July 3, 2010	1,575,057	--

During the three-month period ended July 3, 2010, we granted 9,000 time-based stock options with a weighted-average Black-Scholes fair value of $13.92 per share and a weighted-average exercise price of $33.44 per share.  In connection with this grant, we recognized approximately $4,000 in stock-based compensation expense during the three-month period ended July 3, 2010.

During the six-month period ended July 3, 2010, we granted 394,500 time-based stock options with a weighted-average Black-Scholes fair value of $11.94 per share and a weighted-average exercise price of $28.16 per share.  In connection with these grants, we recognized approximately $410,000 in stock-based compensation expense during the six-month period ended July 3, 2010.

During the three-month period ended July 3, 2010, we granted 7,504 shares of restricted stock to employees and a director with a weighted-average fair value on the date of grant of $33.38 per share.  In connection with these grants, we recognized approximately $9,000 in stock-based compensation expense during the three-month period ended July 3, 2010.

During the six-month period ended July 3, 2010, we granted 176,504 shares of restricted stock to employees and a director with a weighted-average fair value on the date of grant of $28.27 per share.  In connection with these grants, we recognized approximately $430,000 in stock-based compensation expense during the six-month period ended July 3, 2010.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted Stock	Total

2010 (period from July 4 through January 1, 2011)	$1,496	$1,710	$3,206
2011	2,695	3,066	5,761
2012	2,079	2,347	4,426
2013	1,243	1,330	2,573
Total	$7,513	$8,453	$15,966

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 3, 2010	% of Total	July 4, 2009	% of Total	July 3, 2010	% of Total	July 4, 2009	% of Total
Net sales:

Carter’s:
Wholesale	$111,248	34.0%	$108,061	33.1%	$257,506	35.0%	$229,878	33.6%
Retail (a)	113,593	34.7%	110,127	33.7%	231,732	31.5%	212,057	31.0%
Mass Channel	38,838	11.9%	44,283	13.6%	106,758	14.5%	103,106	15.1%
Carter’s total net sales	263,679	80.6%	262,471	80.4%	595,996	81.0%	545,041	79.7%

OshKosh:
Retail (a)	51,959	15.9%	52,160	16.0%	107,104	14.5%	103,988	15.2%
Wholesale	11,371	3.5%	11,698	3.6%	32,958	4.5%	34,462	5.1%
OshKosh total net sales	63,330	19.4%	63,858	19.6%	140,062	19.0%	138,450	20.3%

Total net sales	$327,009	100.0%	$326,329	100.0%	$736,058	100.0%	$683,491	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$23,341	21.0%	$20,325	18.8%	$63,639	24.7%	$43,424	18.9%
Retail (a)	18,683	16.4%	16,575	15.1%	44,826	19.3%	33,163	15.6%
Mass Channel	6,856	17.7%	8,706	19.7%	19,650	18.4%	16,819	16.3%

Carter’s operating income	48,880	18.5%	45,606	17.4%	128,115	21.5%	93,406	17.1%

OshKosh:
Retail (a)	(909)	(1.7%)	786	1.5%	1,054	1.0%	455	0.4%
Wholesale	(2,363)	(20.8%)	(1,938)	(16.6%)	1,230	3.7%	(517)	(1.5%)
Mass Channel (b)	474	--	438	--	1,239	--	1,144	--

OshKosh operating (loss) income	(2,798)	(4.4%)	(714)	(1.1%)	3,523	2.5%	1,082	0.8%

Segment operating income	46,082	14.1%	44,892	13.8%	131,638	17.9%	94,488	13.8%

Corporate expenses (c)	(12,659)	(3.9%)	(11,910)	(3.6%)	(27,046)	(3.7%)	(23,830)	(3.5%)
Workforce reduction and facility write-down and closure costs (d)	--	--	(3,623)	(1.1%)	--	--	(12,365)	(1.8%)

Net corporate expenses	(12,659)	(3.9%)	(15,533)	(4.8%)	(27,046)	(3.7%)	(36,195)	(5.3%)

Total operating income	$33,423	10.2%	$29,359	9.0%	$104,592	14.2%	$58,293	8.5%

(a)	Includes eCommerce results.
(b)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(c)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(d)
Includes closure costs associated with our Barnesville, Georgia distribution facility and our Oshkosh, Wisconsin facility, write-down of the White House, Tennessee facility, and severance and other benefits related to the corporate workforce reduction.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS:

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

As a result of this corporate workforce reduction, we recorded severance charges and other one-time benefits to eligible employees of $2.2 million in the second quarter of fiscal 2009.  During the first half of fiscal 2009, we recorded charges of $7.3 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin office.  The majority of the remaining severance payments will be paid by the end of fiscal 2010.

The following table summarizes restructuring reserves related to the corporate workforce reduction which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other one-time benefits

Balance at April 4, 2009	$3,300
Provision	2,200
Payments	(900)
Balance at July 4, 2009	4,600
Provision	--
Payments	(1,300)
Balance at October 3, 2009	3,300
Provision	--
Payments	(800)
Balance at January 2, 2010	2,500
Provision	--
Payments	(1,000)
Balance at April 3, 2010	1,500
Provision	--
Payments	(600)
Balance at July 3, 2010	$900

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
(unaudited)

NOTE 12 – WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS:  (Continued)

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

The following table summarizes restructuring reserves related to the closure of the Barnesville, Georgia distribution center which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total

Balance at April 4, 2009	$1,700	$500	$2,200
Provision	--	--	--
Payments	(700)	--	(700)
Balance at July 4, 2009	1,000	500	1,500
Provision	--	--	--
Payments	(500)	--	(500)
Adjustments	(400)	--	(400)
Balance at October 3, 2009	100	500	600
Provision	--	--	--
Payments	(50)	--	(50)
Balance at January 2, 2010	50	500	550
Provision	--	--	--
Payments	--	--	--
Balance at April 3, 2010	50	500	550
Provision	--	--	--
Payments	--	(50)	(50)
Balance at July 3, 2010	$50	$450	$500

White House Distribution Facility

During the second quarter and first half of fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility by approximately $0.7 million to $2.8 million to reflect the decrease in the fair market value of the facility at that time.  During the third quarter of fiscal 2009, the Company sold the facility for net proceeds of approximately $2.8 million.

NOTE 13 – EARNINGS PER SHARE:

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 – EARNINGS PER SHARE:  (Continued)

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,907,191	56,220,522	58,607,261	56,089,674
Dilutive effect of unvested restricted stock	118,416	122,781	119,227	116,583
Dilutive effect of stock options	760,254	1,787,646	864,836	1,727,956
Diluted number of common and common equivalent shares outstanding	59,785,861	58,130,949	59,591,324	57,934,213

Basic net income per common share:
Net income	$19,096,000	$16,634,000	$61,921,000	$33,238,000
Income allocated to participating securities	(161,587)	(137,414)	(526,624)	(275,215)
Net income available to common shareholders	$18,934,413	$16,496,586	$61,394,376	$32,962,785

Basic net income per common share	$0.32	$0.29	$1.05	$0.59

Diluted net income per common share:
Net income	$19,096,000	$16,634,000	$61,921,000	$33,238,000
Income allocated to participating securities	(159,546)	(133,213)	(519,030)	(267,056)
Net income available to common shareholders	$18,936,454	$16,500,787	$61,401,970	$32,970,944

Diluted net income per common share	$0.32	$0.28	$1.03	$0.57

For the three and six-month periods ended July 3, 2010, anti-dilutive shares of 585,400 and 588,404, respectively, were excluded from the computations of diluted earnings per share.  For the three and six-month periods ended July 4, 2009, anti-dilutive shares of 1,166,050 and 1,290,050, respectively, and performance-based stock options of 200,000, were excluded from the computations of diluted earnings per share.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

In February 2010, new accounting guidance was issued related to subsequent events.  This guidance amended guidance previously issued in May 2009 regarding subsequent events and states that an entity that is a SEC filer is no longer required to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2010 reflect our financial position as of July 3, 2010.  The second quarter and first half of fiscal 2009 ended on July 4, 2009.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Wholesale sales:
Carter’s	34.0%	33.1%	35.0%	33.6%
OshKosh	3.5	3.6	4.5	5.1
Total wholesale sales	37.5	36.7	39.5	38.7

Retail store sales:
Carter’s	34.7	33.7	31.5	31.0
OshKosh	15.9	16.0	14.5	15.2
Total retail store sales	50.6	49.7	46.0	46.2

Mass channel sales	11.9	13.6	14.5	15.1

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	60.2	61.8	59.6	63.1

Gross profit	39.8	38.2	40.4	36.9
Selling, general, and administrative expenses	31.9	30.6	28.5	29.1
Workforce reduction and facility write-down and closure costs	--	0.9	--	1.7
Royalty income	(2.3)	(2.3)	(2.3)	(2.4)

Operating income	10.2	9.0	14.2	8.5
Interest expense, net	0.8	0.8	0.7	0.8

Income before income taxes	9.4	8.2	13.5	7.7
Provision for income taxes	3.6	3.1	5.1	2.8

Net income	5.8%	5.1%	8.4%	4.9%

Number of retail stores at end of period:
Carter’s	289	271	289	271
OshKosh	175	168	175	168
Total	464	439	464	439

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Three and six-month periods ended July 3, 2010 compared to the three and six-month periods ended July 4, 2009

CONSOLIDATED NET SALES

In the second quarter of fiscal 2010, consolidated net sales of $327.0 million were comparable with the prior year and reflects growth in our Carter’s brand retail store and wholesale segments, almost entirely offset by declines in our Carter’s brand mass channel segment and OshKosh brand wholesale and retail store segments.  In the first half of fiscal 2010, consolidated net sales increased $52.6 million, or 7.7%, to $736.1 million and reflect growth in all channels except our OshKosh brand wholesale segment.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 3, 2010	% of Total	July 4, 2009	% of Total	July 3, 2010	% of Total	July 4, 2009	% of Total

Net sales:
Wholesale-Carter’s	$111,248	34.0%	$108,061	33.1%	$257,506	35.0%	$229,878	33.6%
Wholesale-OshKosh	11,371	3.5%	11,698	3.6%	32,958	4.5%	34,462	5.1%
Retail-Carter’s	113,593	34.7%	110,127	33.7%	231,732	31.5%	212,057	31.0%
Retail-OshKosh	51,959	15.9%	52,160	16.0%	107,104	14.5%	103,988	15.2%
Mass Channel-Carter’s	38,838	11.9%	44,283	13.6%	106,758	14.5%	103,106	15.1%
Total net sales	$327,009	100.0%	$326,329	100.0%	$736,058	100.0%	$683,491	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $3.2 million, or 2.9%, in the second quarter of fiscal 2010 to $111.2 million.  The increase in Carter’s brand wholesale sales was driven primarily by a 3% increase in average price per unit, as compared to the second quarter of fiscal 2009.  Units shipped were comparable with the second quarter of fiscal 2009.

Carter’s brand wholesale sales increased $27.6 million, or 12.0%, in the first half of fiscal 2010 to $257.5 million.  The increase in Carter’s brand wholesale sales was driven primarily by a 9% increase in units shipped and a 3% increase in average price per unit, as compared to the first half of fiscal 2009.

The increase in average price per unit during the second quarter and first half of fiscal 2010 and growth in units shipped during the first half of fiscal 2010 was driven by strong over-the-counter performance at our wholesale customers, as compared to the second quarter and first half of fiscal 2009.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales decreased $0.3 million, or 2.8%, in the second quarter of fiscal 2010 to $11.4 million.  The decrease in OshKosh brand wholesale sales reflects an 11% decrease in units shipped, partially offset by a 9% increase in average price per unit as compared to the second quarter of fiscal 2009.

OshKosh brand wholesale sales decreased $1.5 million, or 4.4%, in the first half of fiscal 2010 to $33.0 million.  The decrease in OshKosh brand wholesale sales reflects a 10% decrease in units shipped, partially offset by a 6% increase in average price per unit as compared to the first half of fiscal 2009.

The decrease in units shipped relates primarily to a reduction in off-price shipments.  The increase in average price per unit primarily reflects higher average selling prices on off-price sales as compared to the second quarter and first half of fiscal 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

MASS CHANNEL SALES

Mass channel sales decreased $5.4 million, or 12.3%, in the second quarter of fiscal 2010 to $38.8 million.  The decrease reflects a $10.1 million, or 47.4%, decrease in sales of our Child of Mine brand to Walmart, offset by a $4.6 million, or 20.1%, increase in sales of our Just One You (formerly Just One Year) brand to Target.  Mass channel sales increased $3.7 million, or 3.5%, in the first half of fiscal 2010 to $106.8 million.  The increase was driven by an $11.2 million, or 22.5%, increase in sales of our Just One You brand to Target, offset by a $7.5 million, or 14.0%, decrease in sales of our Child of Mine brand to Walmart.

The increases in both periods in Just One You brand sales were driven largely by the addition of new programs and improved product performance.  The decreases in both periods in Child of Mine brand sales were due to merchandising assortment changes made by Walmart and a related reduction in floor space.  In addition, during the second quarter and first half of fiscal 2010, the reduction in floor space at Walmart was partially offset by favorable timing of shipments resulting from earlier than planned demand.

CARTER’S RETAIL STORES

        Carter’s retail store sales increased $3.5 million, or 3.1%, in the second quarter of fiscal 2010 to $113.6 million.  The increase was driven by incremental sales of $8.4 million generated by new store openings and our eCommerce sales, partially offset by a comparable store sales decrease of 4.3%, or $4.6 million, and the impact of store closings of approximately $0.5 million.  On a comparable store basis, transactions decreased 4.7%, while units per transaction and average prices were flat, as compared to the second quarter of fiscal 2009.  Contributing to the decrease in transactions were the shift of the Easter holiday into the first quarter of fiscal 2010 and reduced traffic at our stores.  In addition, year-over-year average inventory per door was down 4.7%.

Carter’s retail store sales increased $19.7 million, or 9.3%, in the first half of fiscal 2010 to $231.7 million.  The increase was driven by incremental sales of $16.8 million generated by new store openings and our eCommerce sales, a comparable store sales increase of 1.7%, or $3.5 million, partially offset by the impact of store closings of approximately $0.6 million.  On a comparable store basis, average transaction value increased 2.8%, units per transaction increased 1.4%, average prices increased 1.4%, and transactions decreased 1.1%, as compared to the first half of fiscal 2009.  The increases in average transaction value and units per transaction were driven by strong product performance in all product categories, improved in-store product presentation, and increased merchandising and marketing efforts.  The increase in average prices was driven primarily by the strong performance of our baby, playwear, and accessories product categories.

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

During the second quarter of fiscal 2010, the Company opened eight Carter’s retail stores.  During the first half of fiscal 2010, the Company opened 13 Carter’s retail stores.  There were a total of 289 Carter’s retail stores as of July 3, 2010.  In total, the Company plans to open 30 and close five Carter’s retail stores during fiscal 2010.

OSHKOSH RETAIL STORES

OshKosh retail store sales decreased $0.2 million, or 0.4%, in the second quarter of fiscal 2010 to $52.0 million.  The decrease reflects a comparable store sales decrease of 4.9%, or $2.5 million, and the impact of store closings of $0.7 million, partially offset by incremental sales of $3.0 million generated by new store openings and our eCommerce sales.  On a comparable store basis, transactions decreased 5.1%, units per transaction increased 1.5%, and average prices decreased 1.2%.  The decrease in transactions is attributed to reduced traffic at our stores, which was partially offset by an increase in units per transaction due to strong product performance.  In addition, year-over-year average inventory per door was down 12.3%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

OshKosh retail store sales increased $3.1 million, or 3.0%, in the first half of fiscal 2010 to $107.1 million.  The increase reflects incremental sales of $4.8 million generated by new store openings and our eCommerce sales, partially offset by the impact of store closings of $0.9 million and a comparable store sales decrease of 0.7%, or $0.7 million.  On a comparable store basis, units per transaction increased 4.0%, transactions decreased 2.7%, and average prices decreased 1.8%.  The decrease in transactions is attributed to reduced traffic at our stores, which was partially offset by an increase in units per transaction due to strong product performance, in-store product presentation, and direct-to-consumer marketing efforts.

During the second quarter of fiscal 2010, the Company opened three OshKosh retail stores.  During the first half of fiscal 2010, the Company opened five OshKosh retail stores.   There were a total of 175 OshKosh retail stores as of July 3, 2010.  In total, the Company plans to open 13 and close three OshKosh retail stores during fiscal 2010.

GROSS PROFIT

Gross profit increased $5.5 million, or 4.4%, to $130.3 million in the second quarter of fiscal 2010.  Gross profit as a percentage of net sales was 39.8% in the second quarter of fiscal 2010 as compared to 38.2% in the second quarter of fiscal 2009.  Gross profit increased $44.6 million, or 17.7%, to $297.1 million in the first half of fiscal 2010.  Gross profit as a percentage of net sales was 40.4% in the first half of fiscal 2010 as compared to 36.9% in the first half of fiscal 2009.

The increases in gross profit as a percentage of net sales reflect:

•
$5.4 million and $10.7 million related to higher consolidated retail gross margins as a percentage of consolidated retail sales during the second quarter and first half of fiscal 2010, respectively; and

•	$13.3 million related to growth in Carter’s wholesale and mass channel margins due to increased volume and improved product performance during the first half of fiscal 2010.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2010 increased $4.6 million, or 4.6%, to $104.5 million.  As a percentage of net sales, selling, general, and administrative expenses in the second quarter of fiscal 2010 increased to 31.9% as compared to 30.6% in the second quarter of fiscal 2009.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•
an increase in our consolidated retail expenses from 33.4% of retail store sales in the second quarter of fiscal 2009 to 35.8% in the second quarter of fiscal 2010 primarily due to a decline in comparable store sales;

•	a $2.4 million increase in legal expenses primarily associated with the accommodations issues; and

•	$1.7 million of incremental costs related to eCommerce which was launched in the first quarter of fiscal 2010.

Partially offsetting these increases was a $2.5 million decrease in performance-based incentives.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Selling, general, and administrative expenses in the first half of fiscal 2010 increased $10.8 million, or 5.4%, to $209.8 million.  As a percentage of net sales, selling, general, and administrative expenses in the first half of fiscal 2010 decreased to 28.5% as compared to 29.1% in the first half of fiscal 2009.

The decrease in selling, general, and administrative expenses as a percentage of net sales reflects:

•	a decline in distribution costs as a percentage of net sales from 3.7% in the first half of fiscal 2009 to 3.4% in the first half of fiscal 2010 resulting from supply chain efficiencies;

•	a $1.2 million decrease in provisions for performance-based incentives; and

•	reduced discretionary spending and increased overall focus on our cost structure.

Partially offsetting these decreases were:

•	an increase in our consolidated retail expenses from 33.7% of retail store sales in the first half of fiscal 2009 to 34.1% in the first half of fiscal 2010;

•	$2.6 million of incremental expenses associated with eCommerce; and

•	a $2.1 million increase in legal expenses primarily associated with the accommodations issues.

WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS

As a result of the corporate workforce reduction, we recorded severance charges and other one-time benefits to eligible employees of $2.2 million in the second quarter of fiscal 2009.  During the first half of fiscal 2009, we recorded charges of $7.3 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin corporate office.  The majority of the remaining severance payments will be paid by the end of fiscal 2010.

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

During the second quarter of fiscal 2009, the Company wrote down the carrying value of its White House, Tennessee distribution facility by approximately $0.7 million to $2.8 million to reflect the decrease in the fair market value of the facility at that time.  During the third quarter of fiscal 2009, the Company sold the facility for net proceeds of approximately $2.8 million.

ROYALTY INCOME

We license the use of our Carter’s, Just One You (formerly Just One Year), Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the second quarter of fiscal 2010 was approximately $7.6 million (including $2.1 million of international royalty income), an increase of $0.2 million, or 2.2%, as compared to the second quarter of fiscal 2009.  Royalty income from these brands in the first half of fiscal 2010 was approximately $17.3 million (including $4.3 million of international royalty income), an increase of 6.5%, or $1.1 million, as compared to the first half of fiscal 2009.  These increases for both periods were driven by increased sales by our Carter’s brand domestic and international licensees and OshKosh brand domestic licensees, partially offset by decreased Child of Mine brand sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

OPERATING INCOME

Operating income increased $4.1 million, or 13.8%, to $33.4 million in the second quarter of fiscal 2010.  Operating income increased $46.3 million, or 79.4%, to $104.6 million in the first half of fiscal 2010.  The increases in operating income were due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the second quarter of fiscal 2010 decreased $0.1 million, or 1.7%, to $2.7 million.  The decrease is primarily attributable to lower weighted-average borrowings, partially offset by a $0.5 million write-off of debt issuance costs related to the prepayment of a portion of our Term Loan debt.  Weighted-average borrowings in the second quarter of fiscal 2010 were $330.3 million at an effective interest rate of 3.56% as compared to weighted-average borrowings in the second quarter of fiscal 2009 of $337.1 million at an effective interest rate of 3.31%.  In the second quarter of fiscal 2010 and 2009, we recorded $0.5 million in interest expense related to our interest rate swap agreements.

Interest expense in the first half of fiscal 2010 decreased $0.8 million, or 13.2%, to $5.1 million.  The decrease is primarily attributable to lower weighted-average borrowings and a lower effective interest rate, partially offset by a $0.5 million write-off of debt issuance costs related to the prepayment of a portion of our Term Loan debt.  Weighted-average borrowings in the first half of fiscal 2010 were $332.4 million at an effective interest rate of 3.30% as compared to weighted-average borrowings in the first half of fiscal 2009 of $337.5 million at an effective interest rate of 3.59%.  In the first half of fiscal 2010, we recorded $1.1 million in interest expense related to our interest rate swap agreements.  In the first half of fiscal 2009, we recorded $0.9 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.

INCOME TAXES

Our effective tax rate was 37.9% for the second quarter of fiscal 2010 and 37.6% for the second quarter of fiscal 2009.

Our effective tax rate was 37.8% for the first half of fiscal 2010 and 36.6% for the first half of fiscal 2009. This change was a result of the reversal of $1.0 million related to the completion of an Internal Revenue Service examination for fiscal 2006 in the first half of fiscal 2009.

NET INCOME

As a result of the factors described above, our net income for the second quarter of fiscal 2010 increased $2.5 million, or 14.8%, to $19.1 million as compared to $16.6 million in the second quarter of fiscal 2009.  Our net income for the first half of fiscal 2010 increased $28.7 million, or 86.3%, to $61.9 million as compared to $33.2 million in the first half of fiscal 2009.

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

Net accounts receivable at July 3, 2010 were $99.5 million compared to $85.1 million at July 4, 2009 and $82.1 million at January 2, 2010.  The increase as compared to July 4, 2009 primarily reflects increased wholesale sales in the latter part of the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 3, 2010 is not comparable to the net accounts receivable balance at January 2, 2010.

Net inventories at July 3, 2010 were $260.7 million compared to $256.2 million at July 4, 2009 and $214.0 million at January 2, 2010.  The increase of $4.5 million, or 1.8%, as compared to July 4, 2009 is primarily due to a decrease in inventory reserves driven by lower levels of excess inventory.  Due to the seasonal nature of our operations, net inventories at July 3, 2010 are not comparable to net inventories at January 2, 2010.

Net cash provided by operating activities for the first half of fiscal 2010 was $15.3 million compared to net cash provided by operating activities of $29.2 million in the first half of fiscal 2009.  The decrease in operating cash flow primarily reflects changes in net working capital partially offset by increased earnings.

We invested $20.7 million in capital expenditures during the first half of fiscal 2010 compared to $18.0 million during the first half of fiscal 2009.  We plan to invest approximately $45 million in capital expenditures during fiscal 2010, primarily for retail store openings and remodelings and fixtures for our wholesale customers.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  During the second quarter of fiscal 2010, the Company did not repurchase any of its common stock.  Since inception of the authorization and through July 3, 2010, the Company repurchased and retired 4,599,580 shares, or approximately $91.1 million, of its common stock at an average price of $19.81 per share, leaving approximately $8.9 million available for repurchase under the authorization.

On June 15, 2010, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares (in addition to the $8.9 million available for repurchases under the Company’s repurchase authorization approved in February 2007).  Neither of the current share repurchase authorizations have expiration dates.  Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at the discretion of the Company’s management depending on market conditions, stock price, other investment priorities, and other factors.

During the second quarter of fiscal 2010, the Company repaid $100 million in Term Loan borrowings, in addition to a regularly scheduled amortization payment of approximately $0.9 million.

At July 3, 2010, we had approximately $232.8 million in Term Loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $8.6 million of outstanding letters of credit.  Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.6 million through June 30, 2012 with the remaining balance of $227.9 million due on July 14, 2012.  Weighted-average borrowings in first half of fiscal 2010 were $332.4 million at an effective interest rate of 3.30% as compared to weighted-average borrowings in the first half of fiscal 2009 of $337.5 million at an effective interest rate of 3.59%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

The senior credit facility contains and defines financial covenants, including a minimum interest coverage ratio of 4.00 to 1.00, maximum leverage ratio of 3.00 to 1.00, and a minimum fixed charge coverage ratio of 2.00 to 1.00, as of July 3, 2010.  The Company’s actual interest coverage ratio, leverage ratio, and fixed charge coverage ratio as of July 3, 2010 are 29.52 to 1.00, 0.84 to 1.00, and 12.03 to 1.00, respectively.  As of July 3, 2010, the Company believes it was in compliance with its debt covenants.

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

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility using interest rate swaps or other similar instruments.  As of July 3, 2010, $130.7 million, or 56.2%, of our senior credit facility borrowings were subject to interest rate swap agreements.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of July 3, 2010, our outstanding debt aggregated approximately $232.8 million, of which $102.1 million, or 43.8%, was subject to variable interest rates.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.0 million, exclusive of variable rate debt subject to our swap agreements, and could have an adverse effect on our earnings and cash flow.

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

EFFECTS OF INFLATION AND DEFLATION; OPERATING COSTS

We are affected by inflation and changing prices primarily through purchasing product from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates.  The effects of inflation on our net sales and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  If deflationary price trends outpace our ability to reduce our manufacturing and supply chain costs, or otherwise lower our overall cost structure, our profitability may be affected.  We anticipate increases in the costs of production for our vendors over the next year, including increases in cotton prices and labor rates, as well as increasing transportation costs.  We are also anticipating appreciation in Asian currencies.  All of these increases and currency appreciation may impact our costs of goods sold.  If we are unable to absorb these price increases by reducing our manufacturing or supply chain costs or lowering our overall cost structure, or if our ability to effectively raise prices is limited, our profitability may be affected.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $1.2 million and $1.7 million in the second quarter and first half of fiscal 2010, respectively, and $0.8 million and $1.6 million in the second quarter and first half of fiscal 2009, respectively, as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Goodwill and tradename:  As of July 3, 2010, we had approximately $136.6 million in Carter’s goodwill and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.

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

We account for our performance-based awards in accordance with accounting guidance on share-based payments and record stock-based compensation expense over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved.  We reassess the probability of vesting at each reporting period for awards with performance criteria and adjust stock-based compensation expense based on its probability assessment.

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

We contract for production with third parties primarily in Asia and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we source products from approximately 100 vendors in over 10 countries, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of July 3, 2010, our outstanding debt aggregated approximately $232.8 million, of which $102.1 million, or 43.8%, bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.0 million, exclusive of variable rate debt subject to our interest rate swap agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 3, 2010 due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual report on Form 10-K for fiscal 2009 under Part II, Item 9A.

Remediation Plan

Management has been actively engaged in implementing remediation plans to address control deficiencies referenced above.  The following remediation efforts have been completed:

•	Making personnel changes, including the separation of certain employees from the Company, and a restructuring of the Company’s sales organization;

•	Establishing more comprehensive procedures for authorizing accommodations, including tiered accommodations approval levels that include the Chief Financial Officer and Chief Executive Officer;

•
Implementing a periodic training program for all sales personnel regarding the appropriate accounting for accommodations and the impact on the Company’s financial statements of recording such customer accommodations; and

•	Implementing procedures to improve the capture, review, approval, and recording of all accommodation arrangements in the appropriate accounting period.

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

Changes in Internal Control over Financial Reporting

The completed remediation efforts noted above represent changes in internal control over financial reporting during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter's, Inc., No. 1:09-CV-3196-JOF (the "Mylroie Action").  The initial Complaint in the Mylroie Action asserted claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleged that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made misstatements to investors regarding the Company's accounting for discounts offered to some wholesale customers.  The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the "Consolidated Action").  On March 15, 2010, the plaintiffs in the Consolidated Action filed their amended and consolidated complaint.  The Company filed a motion to dismiss on April 30, 2010, and briefing of the motion was complete on July 23, 2010.  The Company intends to vigorously defend against the claims in the Consolidated Action.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the "Alvarado Action").  The Complaint in the Alvarado Action alleges, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company's accounting for discounts offered to some wholesale customers.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  Pursuant to a stipulation among the parties, the Court has temporarily deferred the defendants' obligation to respond to the Complaint pending timely resolution of the motions to dismiss filed in the Consolidated Action referenced above.

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

In the second quarter and first half of fiscal 2010, we derived approximately 38% and 41% of our consolidated net sales from our top eight customers, including mass channel customers.  Kohl’s accounted for approximately 10% of our consolidated net sales in the second quarter of fiscal 2010.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

We are currently involved in litigation matters and investigations and may be subject to additional actions in the future.  As disclosed in the Company’s amended and restated Annual Report on Form 10-K for fiscal 2008, we announced on November 10, 2009, that our Audit Committee, with the assistance of outside counsel, had commenced a review of customer margin support provided by the Company and an investigation into undisclosed margin support commitments and related matters.  The Company self-reported information concerning this investigation to the SEC in the fourth quarter of fiscal 2009 and has also been informed that the United States Attorney’s Office is conducting an inquiry into this matter.  The Company has incurred, and expects to continue to incur, substantial expenses for legal and accounting services due to the investigation, the SEC and United States Attorney’s Office inquiries and any resulting litigation.  These matters have diverted in the past, and may continue to divert in the future, management’s time and attention away from operations and cause the Company to continue to incur substantial costs.  The Company also may bear additional costs to the extent it is required, under the terms of organizational documents or under Delaware law, to indemnify former officers of the Company in respect of costs they incur in connection with any proceedings related to these matters.  At this point, the Company is unable to predict the duration, costs, scope or result of these inquiries.  In addition to the costs and diversion of management’s attention referred to above, any such inquiries may result in the Company being subject to penalties and other remedial measures, which could have an adverse impact on the Company’s business, results of operations, financial condition, and liquidity.

As described in more detail in Part II - Item 1 of this filing, the Company is also currently subject to two class action lawsuits and a derivative shareholder action lawsuit, as well as various other claims and pending or threatened lawsuits in the normal course of our business.  We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment, which could be substantial.  We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms.  Our insurers may also dispute our claims for coverage.  Further, these lawsuits may result in diversion of management's time and attention, the expenditure of large amounts of cash on legal fees and other expenses, and injury to our reputation, all of which may adversely affect our operations and financial condition.

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

There are deflationary pressures on the selling price of apparel products.  Increased production costs may adversely affect our results.

In part due to the actions of discount retailers, and in part due to the worldwide supply of low cost garment sourcing, the Company continues to experience pressure to decrease selling prices on children’s apparel.  If deflationary price trends outpace our ability to reduce our manufacturing and supply chain costs, or otherwise lower our overall cost structure, our profitability may be affected.  We anticipate increases in the costs of production for our vendors over the next year, including increases in cotton prices and labor rates, as well as increasing transportation costs.  We are also anticipating appreciation in Asian currencies.  All of these increases and currency appreciation may impact our costs of goods sold.  If we are unable to absorb these price increases by reducing our manufacturing or supply chain costs or lowering our overall cost structure, or if our ability to effectively raise prices is limited, our profitability may be affected.

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

As of July 3, 2010, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

In connection with our assessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of July 3, 2010, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting.  Please refer to Part I, Item 4 of this filing for further discussion of the ineffectiveness of, and material weaknesses in, our internal controls over financial reporting.  Should we be unable to remediate such material weaknesses promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations, and financial condition, as well as impair our ability to meet our quarterly, annual, and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner.  These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.  In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify misstatements.

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

ITEM 4. REMOVED AND RESERVED:

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

CARTER’S, INC.

Date: July 30, 2010	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2010	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)