Form 10-Q
period 2010-10-02
CARTERS INC
filed 2010-11-01
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 29, 2010
Common stock, par value $0.01 per share	57,474,937

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	October 2, 2010	January 2, 2010	October 3, 2009

ASSETS
Current assets:
Cash and cash equivalents	$182,329	$335,041	$214,339
Accounts receivable, net	171,501	82,094	127,879
Finished goods inventories, net	263,782	214,000	223,510
Prepaid expenses and other current assets	12,369	11,114	11,845
Deferred income taxes	25,701	33,419	32,005

Total current assets	655,682	675,668	609,578
Property, plant, and equipment, net	92,558	86,077	84,430
Tradenames	305,733	305,733	305,733
Goodwill	136,570	136,570	136,570
Deferred debt issuance costs, net	1,237	2,469	2,750
Licensing agreements, net	--	1,777	2,597
Other assets	305	305	405

Total assets	$1,192,085	$1,208,599	$1,142,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,450	$3,503	$3,503
Accounts payable	94,440	97,546	68,009
Other current liabilities	62,502	69,568	69,808

Total current liabilities	159,392	170,617	141,320
Long-term debt	229,709	331,020	331,896
Deferred income taxes	109,855	110,676	106,646
Other long-term liabilities	45,626	40,262	43,628

Total liabilities	544,582	652,575	623,490

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at October 2, 2010, January 2, 2010, and October 3, 2009	--	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 57,696,317, 58,081,822, and 58,037,018 shares issued and outstanding at October 2, 2010, January 2, 2010, and October 3, 2009, respectively	577	581	580
Additional paid-in capital	214,547	235,330	233,565
Accumulated other comprehensive loss	(3,378)	(4,066)	(6,755)
Retained earnings	435,757	324,179	291,183

Total stockholders’ equity	647,503	556,024	518,573

Total liabilities and stockholders’ equity	$1,192,085	$1,208,599	$1,142,063

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$517,928	$481,506	$1,253,986	$1,164,997
Cost of goods sold	325,125	295,942	764,122	727,001

Gross profit	192,803	185,564	489,864	437,996
Selling, general, and administrative expenses	123,321	115,225	333,084	314,198
Workforce reduction and facility write-down and closure costs	--	--	--	11,400
Royalty income	(10,396)	(10,637)	(27,690)	(26,871)

Operating income	79,878	80,976	184,470	139,269
Interest expense, net	1,568	2,688	6,674	8,571

Income before income taxes	78,310	78,288	177,796	130,698
Provision for income taxes	28,653	28,882	66,218	48,054

Net income	$49,657	$49,406	$111,578	$82,644

Basic net income per common share (Note 13)	$0.84	$0.86	$1.89	$1.45
Diluted net income per common share (Note 13)	$0.83	$0.84	$1.86	$1.41

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the nine-month periods ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$111,578	$82,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,730	24,396
Amortization of debt issuance costs	1,232	848
Non-cash stock-based compensation expense	5,397	5,200
Income tax benefit from exercised stock options	(8,973)	(11,374)
Non-cash asset impairment and facility write-down charges	--	3,662
(Gain) loss on sale of property, plant, and equipment	(3)	96
Deferred income taxes	6,974	1,310
Effect of changes in operating assets and liabilities:
Accounts receivable	(89,407)	(42,427)
Inventories	(49,782)	(20,024)
Prepaid expenses and other assets	(1,255)	(1,876)
Accounts payable and other liabilities	6,710	18,679

Net cash provided by operating activities	5,201	61,134

Cash flows from investing activities:
Capital expenditures	(29,483)	(25,783)
Proceeds from sale of property, plant, and equipment	286	2,805

Net cash used in investing activities	(29,197)	(22,978)

Cash flows from financing activities:
Payments on Term Loan (See Note 4)	(102,364)	(2,627)
Repurchases of common stock	(44,090)	--
Income tax benefit from exercised stock options	8,973	11,374
Proceeds from exercised stock options	8,765	5,087

Net cash (used in) provided by financing activities	(128,716)	13,834

Net (decrease) increase in cash and cash equivalents	(152,712)	51,990
Cash and cash equivalents, beginning of period	335,041	162,349

Cash and cash equivalents, end of period	$182,329	$214,339

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)
	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 2, 2010	$581	$235,330	$(4,066)	$324,179	$556,024
Exercise of stock options (1,298,795 shares)	13	8,752	--	--	8,765
Income tax benefit from exercised stock options	--	8,973	--	--	8,973
Restricted stock activity	1	(1)	--	--	--
Stock-based compensation expense	--	4,715	--	--	4,715
Issuance of common stock (26,147 shares)	--	850	--	--	850
Repurchases of common stock (1,837,450 shares)	(18)	(44,072)	--	--	(44,090)
Comprehensive income:
Net income	--	--	--	111,578	111,578
Unrealized gain on interest rate swap agreements, net of tax of $379	--	--	688	--	688
Total comprehensive income	--	--	688	111,578	112,266
Balance at October 2, 2010	$577	$214,547	$(3,378)	$435,757	$647,503

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You (formerly Just One Year), Precious Firsts, OshKosh, and related brand names.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 297 Carter’s and 177 OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of October 2, 2010 and October 3, 2009, the results of our operations for the three and nine-month periods ended October 2, 2010 and October 3, 2009, cash flows for the nine-month periods ended October 2, 2010 and October 3, 2009 and changes in stockholders’ equity for the nine-month period ended October 2, 2010.  Operating results for the three and nine-month periods ended October 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  Our accompanying condensed consolidated balance sheet as of January 2, 2010 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2010 reflect our financial position as of October 2, 2010.  The third quarter and first nine months of fiscal 2009 ended on October 3, 2009.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

NOTE 3 – COMPREHENSIVE INCOME:

Comprehensive income is summarized as follows:
	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$49,657	$49,406	$111,578	$82,644
Unrealized gain on interest rate swap agreements, net of tax of $107, $93, $379, and $91, respectively	225	159	688	156
Settlement of interest rate collar agreement, net of tax of $216	--	--	--	407
Total comprehensive income	$49,882	$49,565	$112,266	$83,207

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 4 – LONG TERM DEBT:

Long-term debt consisted of the following:
(dollars in thousands)	October 2, 2010	January 2, 2010	October 3, 2009
Term Loan	$232,159	$334,523	$335,399
Current maturities	(2,450)	(3,503)	(3,503)
Total long-term debt	$229,709	$331,020	$331,896

The Company’s senior credit facility is comprised of a $232.2 million term loan (the “Term Loan”) and a $125 million revolving credit facility (the “Revolver”) (including a sub-limit for letters of credit of $80 million).  The Revolver expires on July 14, 2011 and the Term Loan expires July 14, 2012.  There were no borrowings outstanding under the Revolver, exclusive of approximately $8.6 million of outstanding letters of credit at October 2, 2010, January 2, 2010, and October 3, 2009, respectively.  Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.6 million through June 30, 2012 with the remaining balance of $227.9 million due on July 14, 2012.

Amounts borrowed under the Term Loan have an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest is payable at the end of interest rate reset periods, which vary in length but in no case exceed 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rates on Term Loan borrowings as of October 2, 2010, January 2, 2010, and October 3, 2009 were 1.8%, 1.7%, and 1.8% respectively.

During the second quarter of fiscal 2010, the Company prepaid approximately $100 million in Term Loan borrowings, or approximately 30% of its outstanding debt, in addition to a regularly scheduled amortization payment of approximately $0.9 million.  In addition, the Company expensed $0.5 million of debt issuance costs related to the prepayment of a portion of our Term Loan debt.

On October 15, 2010, the Company entered into a new revolving credit facility and paid off the Term Loan.  See Note 15 for additional detail.

NOTE 5 –GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill as of October 2, 2010 represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  Our Carter’s goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.

 The Company’s intangible assets were as follows:

		October 2, 2010			January 2, 2010
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$19,100	$--	$19,100	$17,323	$1,777

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

		October 3, 2009
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$16,503	$2,597

(1) $51.8 million of which relates to Carter’s wholesale segment, $82.0 million of which relates to Carter’s retail segment, and $2.7 million of which relates to Carter’s mass channel segment.

Amortization expense for intangible assets was approximately $0.2 million for the three-month period ended October 2, 2010 and $0.9 million for the three-month period ended October 3, 2009.  Amortization expense for intangible assets was approximately $1.8 million and $2.9 million for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively.

NOTE 6 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  During fiscal 2009, the Internal Revenue Service completed an income tax audit for fiscal 2006 and 2007.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2006.

During the first nine months of fiscal 2010, we reversed approximately $0.5 million of reserves for which the statute of limitations expired in the third quarter of fiscal 2010.  During the first nine months of fiscal 2009, we reversed approximately $1.4 million in tax benefits consisting of $1.0 million due to the completion of the Internal Revenue Service audit for fiscal 2006 and approximately $0.4 million due to various statute closures.

As of October 2, 2010, the Company had gross unrecognized tax benefits of approximately $8.3 million.  Substantially all of the Company’s reserve for unrecognized tax benefits as of October 2, 2010, if ultimately recognized, will impact the Company’s effective tax rate in the period settled, net of applicable federal income tax affect.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits as of October 2, 2010, are approximately $1.6 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2011 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company had approximately $0.6 million of interest accrued as of October 2, 2010 and January 2, 2010.  As of October 3, 2009, the Company had approximately $0.5 million of interest accrued.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

NOTE 7 – FAIR VALUE MEASUREMENTS:

The Company reports its fair value measurements in accordance with accounting guidance, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	October 2, 2010			January 2, 2010			October 3, 2009
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$150.4	$13.0	$--	$--	$130.0	$--	$--	$190.0	$--
Interest rate swaps	$--	$--	$--	$--	$--	$--	$--	$0.1	$--

Liabilities
Interest rate swaps	$--	$0.3	$--	$--	$1.3	$--	$--	$1.9	$--

At October 2, 2010, we had approximately $110.4 million invested in money market deposit accounts, $40.0 million in U.S. Treasury Bills, and $13.0 million invested in a Black Rock Treasury fund, which invests only in U.S. Treasury Bills and U.S. Government securities.

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

As of October 2, 2010, approximately $100.0 million of our $232.2 million of outstanding debt was hedged under interest rate swap agreements.  These interest rate swap agreements mature January 2011.  On July 30, 2010, an interest rate swap agreement of $30.7 million matured.  As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.  As of October 3, 2009, approximately $243.0 million of our $335.4 million of outstanding debt was hedged under interest rate swap agreements.  As of October 2, 2010, we continue to be in compliance with the 25% hedging requirement under our senior credit facility.

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

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

October 2, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$0.3
January 2, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$1.3
October 3, 2009	Prepaid expenses and other current assets	$0.1	Other current liabilities	$1.9

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements was as follows:

	For the three-month period ended October 2, 2010		For the nine-month period ended October 2, 2010
(dollars in thousands)	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$225	$(291)	$688	$(1,440)

     (1)  Amount recognized in accumulated other comprehensive income (loss), net of tax of $107,000 and $379,000 for the three and nine-month periods ended October 2, 2010, respectively.

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

    (1) Amount recognized in accumulated other comprehensive income (loss), net of tax of $93,000 and $91,000 for the three and nine-month periods ended October 3, 2009, respectively.

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost – benefits attributed to service during the period	$23	$23	$69	$69
Interest cost on accumulated post-retirement benefit obligation	133	113	399	339
Amortization net actuarial gain	(7)	(7)	(21)	(21)
Total net periodic post-retirement benefit cost	$149	$129	$447	$387

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Interest cost on accumulated pension benefit obligation	$12	$12	$36	$38

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – EMPLOYEE BENEFIT PLANS:   (Continued)

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Interest cost on accumulated pension benefit obligation	$598	$567	$1,794	$1,702
Expected return on assets	(718)	(651)	(2,156)	(1,951)
Amortization of actuarial loss	34	103	101	308
Total net periodic pension (benefit) expense	$(86)	$19	$(261)	$59

NOTE 9 – COMMON STOCK:

During the first nine months of fiscal 2010, the Company issued 24,032 and 2,115 shares of common stock at a fair market value of $33.29 and $23.65 per share, respectively, to its non-management board members.  In connection with these issuances, we recognized approximately $850,000 in stock-based compensation expense.  During the first nine months of fiscal 2009, the Company issued 33,656 shares of common stock at a fair market value of $20.80 per share to its non-management board members.  In connection with this issuance, we recognized approximately $700,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  The Company did not repurchase any shares of its common stock during the three or nine-month periods ended October 3, 2009 pursuant to the Company’s share repurchase authorization.  As of January 2, 2010, approximately $8.9 million was still remaining under the February 16, 2007 authorization.

On June 15, 2010, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares.

Neither of the current share repurchase authorizations have expiration dates.  Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at the discretion of the Company’s management depending on market conditions, stock price, other investment priorities, and other factors.

During the first nine months of fiscal 2010, beginning in the third quarter, the Company repurchased and retired 1,837,450 shares of its common stock at an average price of $24.00 per share, leaving approximately $64.8 million available for repurchase under these authorizations as of October 2, 2010.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – STOCK-BASED COMPENSATION:

Under the Company’s Amended and Restated 2003 Equity Incentive Plan, the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine-month period ended October 2, 2010.

Assumptions

Volatility	34.58%
Risk-free interest rate	3.03%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the nine-month period ended October 2, 2010:

	Time-based stock options	Restricted stock

Outstanding, January 2, 2010	3,512,385	449,844

Granted	414,500	190,733
Exercised	(1,298,795)	--
Vested restricted stock	--	(95,189)
Forfeited	(105,600)	(39,400)
Expired	(17,800)	--

Outstanding, October 2, 2010	2,504,690	505,988

Exercisable, October 2, 2010	1,528,265	--

During the three-month period ended October 2, 2010, we granted 20,000 time-based stock options with a weighted-average Black-Scholes fair value of $9.14 per share and a weighted-average exercise price of $23.12 per share.  In connection with this grant, we recognized approximately $6,000 in stock-based compensation expense during the three-month period ended October 2, 2010.

During the nine-month period ended October 2, 2010, we granted 414,500 time-based stock options with a weighted-average Black-Scholes fair value of $11.80 per share and a weighted-average exercise price of $27.92 per share.  In connection with these grants, we recognized approximately $680,000 in stock-based compensation expense during the nine-month period ended October 2, 2010.

During the three-month period ended October 2, 2010, we granted 14,229 shares of restricted stock to employees and a director with a weighted-average fair value on the date of grant of $23.28 per share.  In connection with these grants, we recognized approximately $12,000 in stock-based compensation expense during the three-month period ended October 2, 2010.

      During the nine-month period ended October 2, 2010, we granted 190,733 shares of restricted stock to employees and directors with a weighted-average fair value on the date of grant of $27.89 per share.  In connection with these grants, we recognized approximately $730,000 in stock-based compensation expense during the nine-month period ended October 2, 2010.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – STOCK-BASED COMPENSATION:  (Continued)

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted Stock	Total

2010 (period from October 3 through January 1, 2011)	$752	$865	$1,617
2011	2,722	3,133	5,855
2012	2,113	2,424	4,537
2013	1,283	1,403	2,686
Total	$6,870	$7,825	$14,695

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

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	October 2, 2010	% of Total	October 3, 2009	% of Total	October 2, 2010	% of Total	October 3, 2009	% of Total
Net sales:

Carter’s:
Wholesale	$186,396	36.0%	$165,672	34.4%	$443,902	35.4%	$395,550	34.0%
Retail (a)	150,838	29.1%	137,708	28.6%	382,570	30.5%	349,765	30.0%
Mass Channel	75,050	14.5%	78,584	16.3%	181,808	14.5%	181,690	15.6%
Carter’s total net sales	412,284	79.6%	381,964	79.3%	1,008,280	80.4%	927,005	79.6%

OshKosh:
Retail (a)	77,946	15.0%	74,103	15.4%	185,050	14.8%	178,091	15.3%
Wholesale	27,698	5.4%	25,439	5.3%	60,656	4.8%	59,901	5.1%
OshKosh total net sales	105,644	20.4%	99,542	20.7%	245,706	19.6%	237,992	20.4%

Total net sales	$517,928	100.0%	$481,506	100.0%	$1,253,986	100.0%	$1,164,997	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$39,843	21.4%	$37,698	22.8%	$103,482	23.3%	$81,122	20.5%
Retail (a)	31,579	20.9%	31,381	22.8%	76,405	20.0%	64,544	18.5%
Mass Channel	8,356	11.1%	13,738	17.5%	28,006	15.4%	30,557	16.8%

Carter’s operating income	79,778	19.4%	82,817	21.7%	207,893	20.6%	176,223	19.0%

OshKosh:
Retail (a)	9,420	12.1%	10,765	14.5%	10,475	5.7%	11,220	6.3%
Wholesale	4,955	17.9%	4,124	16.2%	6,185	10.2%	3,607	6.0%
Mass Channel (b)	764	--	709	--	2,003	--	1,853	--

OshKosh operating income	15,139	14.3%	15,598	15.7%	18,663	7.6%	16,680	7.0%

Segment operating income	94,917	18.3%	98,415	20.4%	226,556	18.1%	192,903	16.6%

Corporate expense (c)	(15,039)	(2.9%)	(17,439)	(3.6%)	(42,086)	(3.4%)	(41,269)	(3.5%)
Workforce reduction and facility write-down and closure costs (d)	--	--	--	--	--	--	(12,365)	(1.1%)

Net corporate expenses	(15,039)	(2.9%)	(17,439)	(3.6%)	(42,086)	(3.4%)	(53,634)	(4.6%)

Total operating income	$79,878	15.4%	$80,976	16.8%	$184,470	14.7%	$139,269	12.0%

(a)	Includes eCommerce results.
(b)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
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

The following table summarizes restructuring reserves related to the corporate workforce reduction which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance and other one-time benefits

Balance at April 4, 2009	$3,300
Provision	2,200
Payments	(900)
Balance at July 4, 2009	4,600
Provision	--
Payments	(1,300)
Balance at October 3, 2009	3,300
Provision	--
Payments	(800)
Balance at January 2, 2010	2,500
Provision	--
Payments	(1,000)
Balance at April 3, 2010	1,500
Provision	--
Payments	(600)
Balance at July 3, 2010	900
Provision	--
Adjustment	(300)
Payments	(300)
Balance at October 2, 2010	$300

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

The following table summarizes restructuring reserves related to the closure of the Barnesville, Georgia distribution center which are included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total

Balance at April 4, 2009	$1,700	$500	$2,200
Provision	--	--	--
Payments	(700)	--	(700)
Balance at July 4, 2009	1,000	500	1,500
Provision	--	--	--
Payments	(500)	--	(500)
Adjustments	(400)	--	(400)
Balance at October 3, 2009	100	500	600
Provision	--	--	--
Payments	(50)	--	(50)
Balance at January 2, 2010	50	500	550
Provision	--	--	--
Payments	--	--	--
Balance at April 3, 2010	50	500	550
Provision	--	--	--
Payments	--	(50)	(50)
Balance at July 3, 2010	50	450	500
Provision	--	--	--
Adjustment	(50)	--	(50)
Payments	--	--	--
Balance at October 2, 2010	$--	$450	$450

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 – EARNINGS PER SHARE:  (Continued)

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,325,162	56,825,229	58,513,228	56,334,860
Dilutive effect of unvested restricted stock	89,931	112,370	111,110	116,483
Dilutive effect of stock options	599,598	1,622,531	781,849	1,684,897
Diluted number of common and common equivalent shares outstanding	59,014,691	58,560,130	59,406,187	58,136,240

Basic net income per common share:
Net income	$49,657,000	$49,406,000	$111,578,000	$82,644,000
Income allocated to participating securities	(427,084)	(411,426)	(956,589)	(694,154)
Net income available to common shareholders	$49,229,916	$48,994,574	$110,621,411	$81,949,846

Basic net income per common share	$0.84	$0.86	$1.89	$1.45

Diluted net income per common share:
Net income	$49,657,000	$49,406,000	$111,578,000	$82,644,000
Income allocated to participating securities	(422,775)	(400,097)	(944,082)	(674,160)
Net income available to common shareholders	$49,234,225	$49,005,903	$110,633,918	$81,969,840

Diluted net income per common share	$0.83	$0.84	$1.86	$1.41

For the three and nine-month periods ended October 2, 2010, anti-dilutive shares of 673,804 and 601,404, respectively, were excluded from the computations of diluted earnings per share.  For the three and nine-month periods ended October 3, 2009, anti-dilutive shares of 474,800 and 1,292,900, respectively, and performance-based stock options of 200,000, were excluded from the computations of diluted earnings per share.

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 – SUBSEQUENT EVENTS:

On October 15, 2010, the Company entered into a new five year $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America, N.A., as sole lead arranger and administrative agent, JP Morgan Chase, and certain other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s existing Term Loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Term Loan, in the fourth quarter of fiscal 2010, the Company expects to write off approximately $1.2 million in unamortized debt issuance costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2010 reflect our financial position as of October 2, 2010.  The third quarter and first nine months of fiscal 2009 ended on October 3, 2009.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Wholesale sales:
Carter’s	36.0%	34.4%	35.4%	34.0%
OshKosh	5.4	5.3	4.8	5.1
Total wholesale sales	41.4	39.7	40.2	39.1

Retail store sales:
Carter’s	29.1	28.6	30.5	30.0
OshKosh	15.0	15.4	14.8	15.3
Total retail store sales	44.1	44.0	45.3	45.3

Mass channel sales	14.5	16.3	14.5	15.6

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	62.8	61.5	60.9	62.4

Gross profit	37.2	38.5	39.1	37.6
Selling, general, and administrative expenses	23.8	23.9	26.6	27.0
Workforce reduction and facility write-down and closure costs	--	--	--	0.9
Royalty income	(2.0)	(2.2)	(2.2)	(2.3)

Operating income	15.4	16.8	14.7	12.0
Interest expense, net	0.3	0.5	0.5	0.8

Income before income taxes	15.1	16.3	14.2	11.2
Provision for income taxes	5.5	6.0	5.3	4.1

Net income	9.6%	10.3%	8.9%	7.1%

Number of retail stores at end of period:
Carter’s	297	273	297	273
OshKosh	177	169	177	169
Total	474	442	474	442

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Three and nine-month periods ended October 2, 2010 compared to the three and nine-month periods ended October 3, 2009

CONSOLIDATED NET SALES

In the third quarter of fiscal 2010, consolidated net sales increased $36.4 million, or 7.6%, to $517.9 million.  The increase reflects growth in our Carter’s and OshKosh brand wholesale and retail store segments, partially offset by a decline in our Carter’s brand mass channel segment.  In the first nine months of fiscal 2010, consolidated net sales increased $89.0 million, or 7.6%, to $1.3 billion and reflect growth in all channels.

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	October 2, 2010	% of Total	October 3, 2009	% of Total	October 2, 2010	% of Total	October 3, 2009	% of Total

Net sales:
Wholesale-Carter’s	$186,396	36.0%	$165,672	34.4%	$443,902	35.4%	$395,550	34.0%
Wholesale-OshKosh	27,698	5.4%	25,439	5.3%	60,656	4.8%	59,901	5.1%
Retail-Carter’s	150,838	29.1%	137,708	28.6%	382,570	30.5%	349,765	30.0%
Retail-OshKosh	77,946	15.0%	74,103	15.4%	185,050	14.8%	178,091	15.3%
Mass Channel-Carter’s	75,050	14.5%	78,584	16.3%	181,808	14.5%	181,690	15.6%
Total net sales	$517,928	100.0%	$481,506	100.0%	$1,253,986	100.0%	$1,164,997	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $20.7 million, or 12.5%, in the third quarter of fiscal 2010 to $186.4 million.  The increase in Carter’s brand wholesale sales was driven primarily by a 14% increase in units shipped, partially offset by a 1% decrease in average price per unit, as compared to the third quarter of fiscal 2009.

Carter’s brand wholesale sales increased $48.4 million, or 12.2%, in the first nine months of fiscal 2010 to $443.9 million.  The increase in Carter’s brand wholesale sales was driven primarily by a 10% increase in units shipped and a 2% increase in average price per unit, as compared to the first nine months of fiscal 2009.

The increase in units shipped during the third quarter and first nine months of fiscal 2010 was driven by strong over-the-counter performance at our wholesale customers particularly in the baby business, as compared to the third quarter and first nine months of fiscal 2009.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $2.3 million, or 8.9%, in the third quarter of fiscal 2010 to $27.7 million.  The increase in OshKosh brand wholesale sales reflects an 11% increase in units shipped, partially offset by a 2% decrease in average price per unit, as compared to the third quarter of fiscal 2009.  The increase in units shipped was largely due to the timing of 2010 shipments.

OshKosh brand wholesale sales increased $0.8 million, or 1.3%, in the first nine months of fiscal 2010 to $60.7 million.  The increase in OshKosh brand wholesale sales reflects a 3% increase in average price per unit, partially offset by a 2% decrease in units shipped as compared to the first nine months of fiscal 2009.  The increase in average price per unit primarily reflects higher average selling prices on off-price sales compared to the first nine months of fiscal 2009.  The decrease in units shipped primarily reflects lower levels of off-price shipments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

MASS CHANNEL SALES

Mass channel sales decreased $3.5 million, or 4.5%, in the third quarter of fiscal 2010 to $75.1 million.  The decrease reflects a $5.4 million, or 11.9%, decrease in sales of our Child of Mine brand to Walmart, partially offset by a $1.8 million, or 5.5%, increase in sales of our Just One You (formerly Just One Year) brand to Target.  Mass channel sales increased $0.1 million, or 0.1%, in the first nine months of fiscal 2010 to $181.8 million.  The increase was driven by a $13.0 million, or 15.7%, increase in sales of our Just One You brand to Target, almost entirely offset by a $12.9 million, or 13.0%, decrease in sales of our Child of Mine brand.

The increases in both periods in Just One You brand sales were driven largely by the addition of new programs, including Precious Firsts, along with increased volume on the brandwall and seasonal hanging programs.  The decreases in both periods in Child of Mine brand sales resulted from merchandising assortment changes made by Walmart and a related reduction in floor space.  In addition, during the third quarter and first nine months of fiscal 2010, the reduction in floor space at Walmart was partially offset by favorable timing of shipments resulting from earlier than planned demand.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $13.1 million, or 9.5%, in the third quarter of fiscal 2010 to $150.8 million.  The increase was driven by incremental sales of $11.9 million generated by new store openings and eCommerce sales and a comparable store sales increase of 1.4%, or $2.0 million, partially offset by the impact of store closings and relocations of approximately $0.8 million.  On a comparable store basis, units per transaction increased 3.8%, transactions increased 2.3%, and average prices decreased 4.5%, as compared to the third quarter of fiscal 2009 primarily due to increased promotional activity.  In addition, year-over-year average inventory per door was down 3.0%.

Carter’s retail store sales increased $32.8 million, or 9.4%, in the first nine months of fiscal 2010 to $382.6 million.  The increase was driven by incremental sales of $28.6 million generated by new store openings and eCommerce sales, a comparable store sales increase of 1.6%, or $5.5 million, partially offset by the impact of store closings and relocations of approximately $1.4 million.  On a comparable store basis, units per transaction increased 2.4%, average transaction value increased 1.4%, and average prices decreased 0.9%, as compared to the first nine months of fiscal 2009.  The increases in units per transaction and average transaction value were driven by strong product performance in our playwear product category, improved in-store product presentation, and increased merchandising and marketing efforts.  The decrease in average prices was due to increased promotional activity given the current competitive environment.

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

During the third quarter of fiscal 2010, the Company opened eight Carter’s retail stores.  During the first nine months of fiscal 2010, the Company opened 21 Carter’s retail stores.  There were a total of 297 Carter’s retail stores as of October 2, 2010.  In total, the Company plans to open 30 Carter’s retail stores during fiscal 2010.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $3.8 million, or 5.2%, in the third quarter of fiscal 2010 to $77.9 million.  The increase was driven by incremental sales of $5.4 million generated by new store openings and eCommerce sales, and a comparable store sales increase of 0.6%, or $0.4 million, partially offset by the impact of store closings and relocations of $2.1 million.  On a comparable store basis, transactions increased 3.5%, units per transaction increased 2.6%, and average prices decreased 5.2%.  The increases in transactions and units per transaction were driven by strong product performance.   The decrease in average prices is attributed to increased promotional activity given the current competitive environment.  In addition, year-over-year average inventory per door was down 4.6%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

OshKosh retail store sales increased $7.0 million, or 3.9%, in the first nine months of fiscal 2010 to $185.1 million.  The increase reflects incremental sales of $10.3 million generated by new store openings and eCommerce sales, partially offset by the impact of store closings and relocations of $3.0 million and a comparable store sales decrease of 0.2%, or $0.2 million.  On a comparable store basis, units per transaction increased 3.5%, transactions decreased 0.4%, and average prices decreased 3.1%.  The increase in units per transaction was due to strong product performance, in-store product presentation, and direct-to-consumer marketing efforts, partially offset by a decrease in transactions attributable to reduced traffic at our stores.

During the third quarter of fiscal 2010, the Company opened three OshKosh retail stores and closed one OshKosh retail store.  During the first nine months of fiscal 2010, the Company opened eight OshKosh retail stores and closed one OshKosh retail store.  There were a total of 177 OshKosh retail stores as of October 2, 2010.  In total, the Company plans to open 13 and close three OshKosh retail stores during fiscal 2010.

GROSS PROFIT

Gross profit increased $7.2 million, or 3.9%, to $192.8 million in the third quarter of fiscal 2010.  Gross profit as a percentage of net sales was 37.2% in the third quarter of fiscal 2010 as compared to 38.5% in the third quarter of fiscal 2009.  The decrease in gross profit as a percentage of net sales primarily reflects lower Carter’s wholesale and mass channel margins largely due to higher in-bound air freight costs on expedited goods of approximately $6.0 million.  Partially offsetting this decrease was a $1.1 million increase related to higher consolidated retail gross margins as a percentage of consolidated retail sales.

Gross profit increased $51.9 million, or 11.8%, to $489.9 million in the first nine months of fiscal 2010.  Gross profit as a percentage of net sales was 39.1% in the first nine months of fiscal 2010 as compared to 37.6% in the first nine months of fiscal 2009.  The increase in gross profit as a percentage of net sales reflects:

•	$11.7 million related to higher consolidated retail gross margins as a percentage of consolidated retail sales; and

•	$5.8 million related to growth in Carter’s wholesale margins due to increased volume and improved product performance.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third quarter of fiscal 2010 increased $8.1 million, or 7.0%, to $123.3 million.  As a percentage of net sales, selling, general, and administrative expenses in the third quarter of fiscal 2010 decreased to 23.8% as compared to 23.9% in the third quarter of fiscal 2009.  Selling, general, and administrative expenses in the first nine months of fiscal 2010 increased $18.9 million, or 6.0%, to $333.1 million.  As a percentage of net sales, selling, general, and administrative expenses in the first nine months of fiscal 2010 decreased to 26.6% as compared to 27.0% in the first nine months of fiscal 2009.

The decreases in selling, general, and administrative expenses as a percentage of net sales reflect:

•	a $0.6 million and $1.8 million decrease in provisions for performance-based incentives during the third quarter and first nine months of fiscal 2010, respectively; and

•	a $0.7 million and $1.1 million decrease in amortization expense on our intangible assets as they were fully amortized as of the end of the third quarter of fiscal 2010.

Partially offsetting these decreases were:

•
an increase in our consolidated retail expenses from 27.2% and 31.1% of retail store sales in the third quarter and first nine months of fiscal 2009, respectively, to 28.5% and 31.9% in the third quarter and first nine months of fiscal 2010, respectively; and

•	$2.8 million and $5.4 million of incremental expenses associated with eCommerce for the third quarter and first nine months of fiscal 2010, respectively.

WORKFORCE REDUCTION AND FACILITY CLOSURE COSTS

As a result of the corporate workforce reduction, the Company recorded charges of $7.3 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.8 million in asset impairment charges related to the closure of our Oshkosh, Wisconsin corporate office during the first nine months of fiscal 2009.  The majority of the remaining severance payments will be paid by the end of fiscal 2010.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

ROYALTY INCOME

We license the use of our Carter’s, Just One You (formerly Just One Year), Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the third quarter of fiscal 2010 was approximately $10.4 million (including $2.4 million of international royalty income), a decrease of $0.2 million, or 2.3%, as compared to the third quarter of fiscal 2009.  The decrease reflects lower Child of Mine brand sales and sales from our OshKosh brand international licensees, partially offset by increased sales by our Carter’s international, Just One You, and OshKosh brand domestic licensees.

Royalty income from these brands in the first nine months of fiscal 2010 was approximately $27.7 million (including $6.7 million of international royalty income), an increase of 3.0%, or $0.8 million, as compared to the first nine months of fiscal 2009.  The increase was driven by increased sales by our Carter’s brand domestic and international licensees and OshKosh brand domestic licensees, partially offset by decreased Child of Mine brand sales and sales from our OshKosh brand international licensees.

OPERATING INCOME

Operating income decreased $1.1 million, or 1.4%, to $79.9 million in the third quarter of fiscal 2010.  Operating income increased $45.2 million, or 32.5%, to $184.5 million in the first nine months of fiscal 2010.  The changes in operating income were due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the third quarter of fiscal 2010 decreased $1.1 million, or 41.7%, to $1.6 million.  The decrease is primarily attributable to lower weighted-average borrowings and a lower effective interest rate.  Weighted-average borrowings in the third quarter of fiscal 2010 were $232.8 million at an effective interest rate of 2.86% compared to weighted-average borrowings in the third quarter of fiscal 2009 of $336.2 million at an effective interest rate of 3.23%.  In the third quarter of fiscal 2010 and 2009, we recorded $0.3 million and $0.7 million, respectively, in interest expense related to our interest rate swap agreements.

Interest expense in the first nine months of fiscal 2010 decreased $1.9 million, or 22.1%, to $6.7 million.  The decrease is primarily attributable to lower weighted-average borrowings and a lower effective interest rate, partially offset by a $0.5 million write-off of debt issuance costs related to the prepayment of a portion of our Term Loan debt.  Weighted-average borrowings in the first nine months of fiscal 2010 were $299.2 million at an effective interest rate of 3.18% as compared to weighted-average borrowings in the first nine months of fiscal 2009 of $337.1 million at an effective interest rate of 3.47%.  In the first nine months of fiscal 2010, we recorded $1.4 million in interest expense related to our interest rate swap agreements.  In the first nine months of fiscal 2009, we recorded $1.7 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.  On October 15, 2010, the Company entered into a new revolving credit facility and paid off the Term Loan, see Note 15, Subsequent Events to our accompanying unaudited condensed consolidated financial statements.

INCOME TAXES

Our effective tax rate was 36.6% for the third quarter of fiscal 2010 and 36.9% for the third quarter of fiscal 2009.

Our effective tax rate was 37.2% for the first nine months of fiscal 2010 and 36.8% for the first nine months of fiscal 2009. This change relates primarily to the reversal of $1.0 million of reserves for uncertain tax positions related to the completion of an Internal Revenue Service examination for fiscal 2006 in the first nine months of fiscal 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

NET INCOME

As a result of the factors described above, our net income for the third quarter of fiscal 2010 increased $0.3 million, or 0.5%, to $49.7 million as compared to $49.4 million in the third quarter of fiscal 2009.  Our net income for the first nine months of fiscal 2010 increased $28.9 million, or 35.0%, to $111.6 million from $82.6 million in the first nine months of fiscal 2009.

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

Net accounts receivable at October 2, 2010 were $171.5 million compared to $127.9 million at October 3, 2009 and $82.1 million at January 2, 2010.  The increase as compared to October 3, 2009 primarily reflects increased wholesale sales in the latter part of the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.  Due to the seasonal nature of our operations, the net accounts receivable balance at October 2, 2010 is not comparable to the net accounts receivable balance at January 2, 2010.

Net inventories at October 2, 2010 were $263.8 million compared to $223.5 million at October 3, 2009 and $214.0 million at January 2, 2010.  The increase of $40.3 million, or 18.0%, as compared to October 3, 2009 is primarily to support future demand in all of our businesses, increased product costs, and incremental eCommerce inventory.  Due to the seasonal nature of our operations, net inventories at October 2, 2010 are not comparable to net inventories at January 2, 2010.

Net cash provided by operating activities for the first nine months of fiscal 2010 was $5.2 million compared to net cash provided by operating activities of $61.1 million in the first nine months of fiscal 2009.  The decrease in operating cash flow primarily reflects changes in net working capital partially offset by increased earnings.

We invested $29.5 million in capital expenditures during the first nine months of fiscal 2010 compared to $25.8 million during the first nine months of fiscal 2009.  We plan to invest approximately $40 million in capital expenditures during fiscal 2010, primarily for retail store openings and remodelings and fixtures for our wholesale customers.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  The Company did not repurchase any shares of its common stock during the three or nine-month periods ended October 3, 2009 pursuant to the Company’s share repurchase authorization.  As of January 2, 2010, approximately $8.9 million was still remaining under the February 16, 2007 authorization.

On June 15, 2010, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares.

Neither of the current share repurchase authorizations have expiration dates.  Purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at the discretion of the Company’s management depending on market conditions, stock price, other investment priorities, and other factors.

During the first nine months of fiscal 2010, beginning in the third quarter, the Company repurchased and retired 1,837,450 shares of its common stock at an average price of $24.00 per share.  Since inception of the authorization and through October 2, 2010, the Company repurchased and retired 6,437,030 shares of its common stock at an average price of $21.00 per share, leaving approximately $64.8 million available for repurchase under these authorizations as of October 2, 2010.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

During the second quarter of fiscal 2010, the Company repaid $100 million in Term Loan borrowings, in addition to a regularly scheduled amortization payment of approximately $0.9 million.

As of October 2, 2010, we had approximately $232.2 million in Term Loan borrowings and no borrowings outstanding under our revolver, exclusive of approximately $8.6 million of outstanding letters of credit.  Principal borrowings under our Term Loan are due and payable in quarterly installments of $0.6 million through June 30, 2012 with the remaining balance of $227.9 million due on July 14, 2012.  Weighted-average borrowings in first nine months of fiscal 2010 were $299.2 million at an effective interest rate of 3.18% as compared to weighted-average borrowings in the first nine months of fiscal 2009 of $337.1 million at an effective interest rate of 3.47%.

The senior credit facility contains and defines financial covenants, including a minimum interest coverage ratio of 4.00 to 1.00, maximum leverage ratio of 3.00 to 1.00, and a minimum fixed charge coverage ratio of 2.00 to 1.00, as of October 2, 2010.  The Company’s actual interest coverage ratio, leverage ratio, and fixed charge coverage ratio as of October 2, 2010 are 33.07 to 1.00, 0.84 to 1.00, and 13.37 to 1.00, respectively.  As of October 2, 2010, the Company believes it was in compliance with its debt covenants.

Our senior credit facility requires us to hedge at least 25% of our variable rate debt under this facility using interest rate swaps or other similar instruments.  As of October 2, 2010, $100.0 million, or 43.1%, of our senior credit facility borrowings were subject to interest rate swap agreements.

        On October 15, 2010, the Company entered into a new $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America, N.A., as sole lead arranger and administrative agent, JP Morgan Chase, and certain other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s existing Term Loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Term Loan, in the fourth quarter of fiscal 2010 the Company expects to write off approximately $1.2 million in unamortized debt issuance costs.

The term of the new revolving credit facility expires October 15, 2015.  This revolving credit facility provides for two pricing options for revolving loans: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.  Amounts currently outstanding under the revolving credit facility initially accrue interest at a LIBOR rate plus 2.25%.

The new revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

EFFECTS OF INFLATION AND DEFLATION; OPERATING COSTS

         In recent years, there has been deflationary pressure on selling prices.  If deflationary price trends outpace our ability to offset our rising manufacturing and supply chain costs, or our ability to otherwise lower our overall cost structure, our profitability will be adversely affected.  We are also anticipating appreciation in Asian currencies.  All of these increases and currency appreciation would impact our cost of goods sold and inventory levels.  We do not expect to be able to fully absorb these price increases by reducing our manufacturing or supply chain costs or by lowering our overall cost structure; and if we are unable to effectively raise prices, our profitability will be significantly impacted.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, generally resulting in lower sales and gross profit in the first half of our fiscal year.  Excluding the impact of the acquisition of OshKosh B’Gosh, Inc. in fiscal 2005, our consolidated net sales over the past five fiscal years has typically been generated in the second half of our fiscal year (approximately 57%).  Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $0.7 million and $2.4 million in the third quarter and first nine months of fiscal 2010, respectively, and $1.0 million and $1.9 million in the third quarter and first nine months of fiscal 2009, respectively, as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of October 2, 2010, we had approximately $136.6 million in Carter’s goodwill and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.

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

Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates.  As of October 2, 2010, our outstanding debt aggregated approximately $232.2 million, of which $132.2 million, or 56.9%, bore interest at a variable rate.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.3 million, exclusive of variable rate debt subject to our interest rate swap agreements, and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 2, 2010 due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual report on Form 10-K for fiscal 2009 under Part II, Item 9A.

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

•
Establishing a new position in the finance organization with responsibilities to include tracking, monitoring, and reviewing all customer accommodations, including certain budgetary responsibilities for accommodations; and

•	Improving the method of educating employees on the Company’s Code of Business Ethics and Professional Conduct.

        The remediation effort in process and expected to be finalized during the fourth quarter of fiscal 2010 includes reemphasizing to all employees the availability of the Company’s Financial Accounting and Reporting Hotline and communicating information to the Company’s vendors and customers about this Hotline, which is available to both Company employees and its business partners.

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

Changes in Internal Control over Financial Reporting

The completed remediation efforts noted above represent changes in internal control over financial reporting during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter's, Inc., No. 1:09-CV-3196-JOF (the "Mylroie Action").  The initial Complaint in the Mylroie Action asserted claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleged that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made misstatements to investors regarding the Company's accounting for discounts offered to some wholesale customers.  The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the "Consolidated Action").  On March 15, 2010, the plaintiffs in the Consolidated Action filed their amended and consolidated complaint.  The Company filed a motion to dismiss on April 30, 2010, and briefing of the motion was complete on July 23, 2010.  The parties are awaiting an oral argument date and/or a decision from the Court.  The Company intends to vigorously defend against the claims in the Consolidated Action.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the "Alvarado Action").  The Complaint in the Alvarado Action alleges, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company's accounting for discounts offered to some wholesale customers.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  Pursuant to a series of stipulations among the parties, the Court has temporarily deferred the defendants' obligation to respond to the Complaint pending timely resolution of the motions to dismiss filed in the Consolidated Action referenced above.

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

In the third quarter and first nine months of fiscal 2010, we derived approximately 42% and 41% of our consolidated net sales from our top eight customers, including mass channel customers.  Kohl’s accounted for approximately 11% and 10% of our consolidated net sales in the third quarter and first nine months of fiscal 2010, respectively.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

In addition, the Company’s brand image, which is associated with providing a consumer product with outstanding quality and name recognition, makes it valuable as a royalty source.  The Company is able to generate royalty income from the sale of licensed products that bear its Carter’s, Just One Year, Just One You, Precious Firsts, Child of Mine, OshKosh, OshKosh B’gosh, Genuine Kids, and related trademarks.  The Company also generates foreign royalty income as our OshKosh B’gosh label carries an international reputation for quality and American style.  While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

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

Increased production costs may adversely affect our results.

We anticipate increases in supply chain costs, such as cotton, labor, and transportation costs.  We are also anticipating appreciation in Asian currencies.  All of these increases and currency appreciation would impact our cost of goods sold and inventory levels.  We do not expect to be able to fully absorb these price increases by reducing our manufacturing or supply chain costs or by lowering our overall cost structure; and if we are unable to effectively raise prices, our profitability will be significantly impacted.

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

As of October 2, 2010, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.  Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of the remaining asset value.

Our inability to remediate our material weaknesses in internal controls over financial reporting could have a material adverse effect on our business, results of operations, and financial condition.

In connection with our assessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of October 2, 2010, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting.  Please refer to Part I, Item 4 of this filing for further discussion of the ineffectiveness of, and material weaknesses in, our internal controls over financial reporting.  Should we be unable to remediate such material weaknesses promptly and effectively, an unresolved weakness could have a material adverse effect on our business, results of operations, and financial condition, as well as impair our ability to meet our quarterly, annual, and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner.  These effects could in turn adversely affect the trading price of our common stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements.  In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify misstatements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

The following table provides information about purchases by the Company during the three-month period ended October 2, 2010, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

July 4, 2010 through July 31, 2010	--	--	--	$108,895,948

August 1, 2010 through August 28, 2010	831,450	$23.74	831,450	$89,159,057

August 29, 2010 through October 2, 2010	1,006,000	$24.21	1,006,000	$64,806,211

Total	1,837,450	$24.00	1,837,450	$64,806,211

(1)	Represents repurchased shares which were retired.

(2)
On February 16, 2007, our Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  On June 15, 2010, the Company’s Board of Directors approved another share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares.  This program was announced in the Company’s report on Form 8-K, which was filed on July 29, 2010.  Such repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  These authorizations have no time limit.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, and other factors.  The total remaining authorization was $64,806,211 as of October 2, 2010.

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

CARTER’S, INC.

Date: October 29, 2010	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2010	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)