Form 10-K
period 2011-01-01
CARTERS INC
filed 2011-03-02
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

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

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 2, 2010 (the last business day of our most recently completed second quarter) was $1,557,312,424.

There were 57,702,497 shares of Carter’s, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on March 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Carter’s, Inc., to be held on May 13, 2011, will be incorporated by reference in Part III of this Form 10-K.  Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 1, 2011.

CARTER’S, INC.

PART I

Our market share data is based on information provided by the NPD Group, Inc., unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of a market.  The baby and young children’s apparel market includes apparel products from sizes newborn to seven.  NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailer’s point of sale data.

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

We use a business model that we believe has multiple platforms for growth and is focused on high volume and productivity.  Our Carter’s, OshKosh, and related brands are sold to national department stores, chain and specialty stores, discount retailers, and, as of January 1, 2011, through our 306 Carter’s and 180 OshKosh outlet and brand retail stores.  We believe each of our brands has its own unique positioning in the marketplace.  Our brands compete in the $22 billion children’s apparel market, for children sizes newborn to seven, with our Carter’s brand achieving the #1 branded position with a 10.9% market share and our OshKosh brand has a 3.2% market share.  We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories.  Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

Since fiscal 2006, we have increased consolidated net sales at a compound annual growth rate of 7.0%.  Our pre-tax results have ranged from income of $128.6 million in fiscal 2006 to $233.4 million in fiscal 2010, with the exception of fiscal 2007 in which we had a pre-tax loss of $37.3 million.  In fiscal 2007, our pre-tax results were impacted by OshKosh related intangible asset impairment charges of $154.9 million and distribution facility closure costs of $7.4 million related to further integrating OshKosh.  In fiscal 2008, our pre-tax results were decreased by executive retirement charges of $5.3 million and a write-down of $2.6 million on our White House, Tennessee distribution facility.  In fiscal 2009, our pre-tax results were decreased by $5.7 million related to professional service fees incurred in connection with the customer margin support investigation, $5.5 million related to the reduction in the Company’s corporate workforce, $4.3 million of expenses associated with the closure of our Barnesville, Georgia distribution facility (including accelerated depreciation), $1.2 million of asset impairment charges net of gain associated with the closure and sale of our Company’s Oshkosh, Wisconsin facility, and a $0.7 million related to the write-down of the carrying value of our White House, Tennessee distribution facility.

The Company is a Delaware corporation.  The Company and its predecessors have been doing business since 1865.  The Company’s principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER’S BRANDS

Under our Carter’s brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven.  Our Carter’s brand is sold in department stores, national chains, specialty stores, off-price sales channels, and through our Carter’s retail stores.  Additionally, we sell through the mass channel our Just One You and Precious Firsts brands at Target and our Child of Mine brand at Walmart.  In fiscal 2010, we sold over 256 million units of Carter’s, Child of Mine, Just One You, and Precious Firsts products to our wholesale customers, mass channel customers, and through our Carter’s retail stores, an increase of approximately 12% from fiscal 2009.  Under our Carter’s and Just One You brands, sales growth has been driven by our focus on essential, high-volume, core apparel products for babies and young children.  Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets.  Our top ten baby and sleepwear core products accounted for approximately 67% of our baby and sleepwear net sales in fiscal 2010, including mass channel.  We believe our core apparel products are essential consumer staples, less dependent on changes in fashion trends, and supported by a strong birth rate and other favorable demographic trends.

We have four cross-functional product teams focused on the development of our Carter’s baby, sleepwear, playclothes, and mass channel products.  These teams are skilled in identifying and developing high-volume, core products.  Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics.  These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems.  We also license our brand names to other companies to create a complete collection of lifestyle products, including bedding, hosiery, shoes, room décor, furniture, gear, and toys.  The licensing team directs the use of our designs, art, and selling strategies to all licensees.

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

CARTER’S PRODUCTS

Baby

Carter’s brand baby products include bodysuits, pants, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties.  In fiscal 2010, excluding mass channel sales, we generated $458.7 million in net sales of these products, representing 26.2% of our consolidated net sales.

Our Carter’s brand is the leading brand in the baby category.  In fiscal 2010, in the department store, national chain, outlet, specialty store, and off-price sales channels, our aggregate Carter’s brand market share was approximately 29.8% for baby (sizes newborn to twenty-four months), which represents greater than six times the market share of the next largest brand.  We sell a complete range of baby products for newborns, primarily made of cotton.  We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers.  We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers.  Our Carter's Little Layette product line, the largest component of our baby business, provides parents with essential core products and accessories, including value-focused multi-packs.  Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in sizes three months to seven.  In fiscal 2010, we generated $402.9 million in net sales of these products, excluding the mass channel, or 23.0%, of our consolidated net sales.  We continue to focus on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications.  Our aggregate 2010 Carter’s brand playclothes market share was approximately 11.9% in the $9.5 billion department store, national chain, outlet, specialty store, and off-price sales channels.

Sleepwear

Carter’s brand sleepwear products include pajamas and blanket sleepers in sizes 12 months to seven.  In fiscal 2010, we generated $215.0 million in net sales of these products, excluding the mass channel, or 12.3%, of our consolidated net sales.  Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States.  In fiscal 2010, in these channels, our Carter’s brand market share was approximately 30.5%, which represents approximately two times the market share of the next largest brand.  As in our baby product line, we differentiate our sleepwear products by offering high-volume, high quality core products with distinctive print designs and artistic applications.

Mass Channel Products

Our mass channel product team focuses on baby, sleepwear, and playclothes products produced specifically for the mass channel.  Such products are differentiated through fabrications, artwork, and packaging.  Our 2010 market share was 8.0% in the $8.5 billion mass channel babies and young children’s apparel market.  Our Child of Mine product line, which is sold in substantially all Walmart stores nationwide, includes layette, sleepwear, and playclothes along with a range of licensed products, such as hosiery, bedding, toys, furniture, and gifts.  We also sell our Just One You and Precious Firsts brands to Target, which include baby, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, furniture, gear, and gifts.  In fiscal 2010, we generated $254.8 million in net sales of our Child of Mine, Just One You, and Precious Firsts products, or 14.6%, of our consolidated net sales.

Other Products

Our other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.  In fiscal 2010, we generated $71.2 million in net sales of these other products in our Carter’s retail stores, or 4.1%, of our consolidated net sales.

Royalty Income

We currently extend our Carter’s, Child of Mine, and Just One You product offerings by licensing these brands to 15 domestic marketers in the United States.  These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and designs.  Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our core baby and young children’s apparel offerings.  Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process.  We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer.  In addition, we work closely with our wholesale and mass channel customers and our licensees to gain dedicated floor space for licensed product categories.  In fiscal 2010, our Carter’s brand and mass channel licensees generated wholesale and mass channel net sales of $203.4 million on which we earned $18.4 million in royalty income.

We currently extend our Carter’s brand internationally with five licensees in approximately five countries.  In connection with these arrangements, our international licensees generated Carter’s brand retail sales of $32.0 million on which we earned $1.9 million in royalty income in fiscal 2010.

CARTER’S DISTRIBUTION CHANNELS

As described above, we sell our Carter’s brand products to leading retailers throughout the United States in the wholesale and mass channels and through our own Carter’s retail outlet and brand stores.  In fiscal 2010, sales of our Carter’s brand products through the wholesale channel, including off-price sales, accounted for 34.4% of our consolidated net sales (32.8% in fiscal 2009), sales through our retail stores, including eCommerce, accounted for 31.2% of our consolidated net sales (30.8% in fiscal 2009), and sales through the mass channel accounted for 14.6% of our consolidated net sales (15.1% in fiscal 2009).

Business segment financial information for our Carter’s brand wholesale, retail, and mass channel segments is contained in Item 8 – “Financial Statements and Supplementary Data,” Note 14 – “Segment Information” to the accompanying audited consolidated financial statements.

Our Carter’s brand wholesale customers include major retailers, such as Kohl’s, Costco, Toys “R” Us, JCPenney, Macy’s, Sam’s Club, and Bon-Ton.  Our mass channel customers are Target and Walmart.  Our sales professionals work with their department or specialty store accounts to establish annual plans for our baby products, which we refer to as core basics.  Once we establish an annual plan with an account, we place the majority of our accounts on our automatic replenishment reorder plan for core basics.  This allows us to plan our sourcing requirements and benefits both us and our wholesale and mass channel customers by maximizing our customers’ in-stock positions, thereby improving sales and profitability.  We intend to drive continued growth with our wholesale and mass channel customers through our focus on managing our key accounts’ business through product mix, fixturing, brand presentation, advertising, and frequent meetings with the senior management of our major wholesale and mass channel customers.

As of January 1, 2011, we operated 306 Carter’s retail stores, of which 180 were outlet stores and 126 were brand stores.  These stores carry a complete assortment of first-quality baby and young children’s apparel, accessories, and gift items.  Our stores average approximately 4,600 square feet per location and are distinguished by an easy, consumer-friendly shopping environment.  We believe our brand strength and our assortment of core products have made our stores a destination location within many outlet and strip centers.  Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.  Our brand stores are generally located in high-traffic, strip centers located in or near major cities.

We use a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density.  We believe that we are located in many of the premier outlet centers in the United States and we continue to add new brand store locations to our real estate portfolio.

OSHKOSH BRANDS

Under our OshKosh brand, we design, source, and market a broad array of young children’s apparel, primarily for children in sizes newborn to 12.  Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, and through off-price sales channels.  In fiscal 2010, we sold over 49 million units of OshKosh products through our retail stores and to our wholesale customers, an increase of approximately 5% over fiscal 2009.  We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand.  Given its long history of durability, quality, and style, we believe our OshKosh brand represents a significant long-term growth opportunity for us, especially in the $15.6 billion young children’s playclothes market.  While our plans to grow the OshKosh brand in the wholesale and retail store channels have not met our expectations to date, we continue to focus on our core product development and marketing disciplines, improving the productivity of our OshKosh retail stores, investing in new employees and talent development, leveraging our relationships with major wholesale accounts, and leveraging our infrastructure and supply chain.

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

OSHKOSH PRODUCTS

Playclothes

Our OshKosh brand is best known for its playclothes products.  In fiscal 2010, we generated $256.2 million in net sales of OshKosh brand playclothes products, which accounted for approximately 14.6% of our consolidated net sales.  OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and playclothes products for everyday use in sizes newborn to 12.  We plan to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.  We believe our OshKosh brand represents a significant opportunity for us to increase our share in the playclothes category as the $15.6 billion young children’s playclothes market, including the mass channel, is highly fragmented.  In fiscal 2010, this market was more than five times the size of the baby and sleepwear markets combined.

Other Products

The remainder of our OshKosh brand product offering includes baby, sleepwear, outerwear, shoes, hosiery, and accessories.  In fiscal 2010, we generated $90.4 million in net sales of these other products in our OshKosh retail stores, which accounted for 5.2% of our consolidated net sales.

Royalty Income

We partner with a number of domestic and international licensees to extend the reach of our OshKosh brand.  We currently have six domestic licensees, as well as 30 international licensees selling apparel and accessories in approximately 37 countries.  Our largest licensing agreement is with Target.  All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement.  Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories.  In fiscal 2010, our domestic licensees generated wholesale and mass channel net sales of approximately $184.5 million on which we earned approximately $9.8 million in royalty income.  In fiscal 2010, our international licensees generated retail sales of approximately $124.8 million, on which we earned approximately $7.5 million in royalty income.

OSHKOSH DISTRIBUTION CHANNELS

In fiscal 2010, sales of our OshKosh brand products through our OshKosh retail stores, including eCommerce, accounted for 15.1% of our consolidated net sales (16.2% in fiscal 2009) and sales through the wholesale channel, including off-price sales, accounted for 4.7% of our consolidated net sales (5.1% in fiscal 2009).

Business segment financial information for our OshKosh brand retail and wholesale segments is contained in Item 8 – “Financial Statements and Supplementary Data,” Note 14 – “Segment Information” to the accompanying audited consolidated financial statements.

As of January 1, 2011, we operated 180 OshKosh retail stores, of which 161 were outlet stores and 19 were brand stores.  These stores carry a wide assortment of young children’s apparel, accessories, and gift items and average approximately 4,700 square feet per location.

Our OshKosh brand wholesale customers include major retailers, such as Kohl’s, Bon-Ton, Fred Meyer, JCPenney, Belk, and Ross Stores.  We continue to work with our department and specialty store accounts to establish seasonal plans for playclothes products.  The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

GLOBAL SOURCING NETWORK AND PRODUCT COSTS

       We have significant experience in sourcing products internationally, primarily from Asia, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to Asia.  We also have relationships with both leading and certain specialized sourcing agents in Asia.  One sourcing agent manages approximately 90% of our inventory purchases.  Our product costs can vary depending on the underlying cost of raw materials, such as cotton and polyester, and the level of labor and transportation costs.   The availability of raw materials impacts the cost of our products.  Our sourcing network consists of over 100 vendors located in over 15 countries.  We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

COMPETITION

The baby and young children's apparel market is highly competitive.  Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in the wholesale and mass channels include Disney, Gerber, and private label product offerings.  Our primary competitors in the retail store channel include Old Navy, The Gap, The Children’s Place, Gymboree, 77kids, and Disney.  Most retailers, including our customers, have significant private label product offerings that compete with our products.  Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers.  We believe that the strength of our Carter’s, OshKosh, and related brand names combined with our breadth of product offerings and operational expertise position us well against these competitors.

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

We license various Company trademarks, including Carter’s, Just One You, Precious Firsts, Child of Mine, OshKosh, OshKosh B’gosh, OshKosh Est. 1895, and Genuine Kids to third parties to produce and distribute children’s apparel and related products such as hosiery, outerwear, swimwear, shoes, boots, slippers, diaper bags, furniture, room décor, bedding, giftwrap, baby books, party goods, and toys.

AVAILABLE INFORMATION

Our Internet address is www.carters.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.  On our website, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Our SEC reports can be accessed through the investor relations section of our website.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.  We also make available on our website, the Carter’s Code of Business Ethics and Professional Conduct, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors.  Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

EMPLOYEES

As of January 1, 2011, we had 8,673 employees, 2,486 of whom were employed on a full-time basis and 6,187 of whom were employed on a part-time basis.  We have no unionized employees.  We have had no labor-related work stoppages and believe that our labor relations are good.

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

In fiscal 2010, we derived approximately 41% of our consolidated net sales from our top eight customers, including mass channel customers.  Kohl’s accounted for approximately 10% of our consolidated net sales in fiscal 2010.  Both the Carter’s and OshKosh wholesale segments include sales to Kohl’s.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers’ business could result in a material decrease in our sales and operating results.

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

We are currently involved in litigation matters and investigations and may be subject to additional actions in the future.  As disclosed in the Company’s amended and restated Annual Report on Form 10-K for fiscal 2008, we announced on November 10, 2009, that our Audit Committee, with the assistance of outside counsel, had commenced a review of customer margin support provided by the Company and an investigation into undisclosed margin support commitments and related matters.  The Company self-reported information concerning this investigation to the SEC in the fourth quarter of fiscal 2009 and has also been informed that the United States Attorney’s Office is conducting an investigation into this matter.  In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of the federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC’s investigation of customer margin support provided by the Company, conditioned upon the Company’s continued cooperation with the SEC’s investigation and with any related enforcement proceedings.  The Company has incurred, and expects to continue to incur, substantial expenses for legal and accounting services due to the SEC and United States Attorney’s Office investigations and any resulting litigation.  These matters have diverted in the past, and may continue to divert in the future, management’s time and attention away from operations and cause the Company to continue to incur substantial costs.  The Company also may bear additional costs to the extent it is required, under the terms of organizational documents or under Delaware law, to indemnify former officers of the Company in respect of costs they incur in connection with any proceedings related to these matters.  At this point, the Company is unable to predict the duration, costs, scope or result of these matters.

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

Increased production costs and deflationary pressures on our selling prices may adversely affect our results.

       The Company’s product costs, driven by inflation in significant component costs such as cotton, polyester, labor, and transportation, have increased and are expected to continue to increase for the foreseeable future.  Our product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have begun to result in higher costs of goods sold and inventory levels.  Although we plan to raise our selling prices on some of our products, we do not expect in the near term to be able to fully absorb these cost increases and our profitability will be adversely impacted.  In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children’s apparel industry.  In this environment there is a risk that customers will not accept our price increases.  If the Company is unable to effectively raise selling prices to help offset higher production costs, the adverse effect on our profitability may be even greater than anticipated.

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

• interruptions in the supply, or increases in the cost of raw materials, including cotton, fabric, and trim items;

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

The loss of a sourcing agent could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

One sourcing agent manages approximately 90% of our inventory purchases.  Although we believe that other buying agents could be retained, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

The baby and young children's apparel market is highly competitive.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in our wholesale and mass channel businesses include Disney, Gerber, and private label product offerings.  Our primary competitors in the retail store channel include Old Navy, The Gap, The Children’s Place, Gymboree, 77kids, and Disney.  Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers.  Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are.  As a result, these competitors may be able to:

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

As of January 1, 2011, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.  Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in potential impairment of the remaining asset value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Approximate floor space in square feet	Principal use	Lease expiration date	Renewal options
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2015	10 years
Hogansville, Georgia	258,000	Distribution/warehousing	Owned	--
Chino, California	413,000	Distribution/warehousing	July 2014	2 years
Griffin, Georgia	219,000	Finance/information technology/benefits administration/rework	Owned	--
Fayetteville, Georgia	30,000	Customer service/information technology	September 2020	15 years
Atlanta, Georgia	121,000	Executive offices/Carter’s design and merchandising/marketing	June 2015	5 years
Oshkosh, Wisconsin	6,400	Finance/consumer affairs	December 2019	5 years
Shelton, Connecticut	64,000	Finance/retail store administration	February 2019	10 years
New York, New York	16,000	Sales office/showroom	January 2015	--
New York, New York	14,000	OshKosh’s design center	October 2011	3 years

As of January 1, 2011, we operated 486 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,600 square feet.  Generally, the majority of our leases have an average term of ten years.

Aggregate lease commitments as of January 1, 2011 for the above leased properties are as follows:  fiscal 2011—$66.0 million; fiscal 2012—$60.2 million; fiscal 2013—$55.5 million; fiscal 2014—$48.2 million; fiscal 2015—$35.9 million, and $111.6 million for the balance of these commitments beyond fiscal 2015.

ITEM 3. LEGAL PROCEEDINGS

A shareholder class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia entitled Plymouth County Retirement System v. Carter’s, Inc., No. 1:08-CV-02940-JOF (the “Plymouth Action”).  The Amended Complaint filed on May 12, 2009 in the Plymouth Action asserted claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleged that between February 1, 2006 and July 24, 2007, the Company and certain current and former executives made misrepresentations to investors regarding the successful integration of OshKosh into the Company’s business, and that the share price of the Company’s stock later fell when the market learned that the integration had not been as successful as represented. Defendants in the Plymouth Action filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009, and briefing of that motion was complete on October 22, 2009.

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter’s, Inc., No. 1:09-CV-3196-JOF (the “Mylroie Action”).  The initial Complaint in the Mylroie Action asserted claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleged that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made misstatements to investors regarding the Company’s accounting for discounts offered to some wholesale customers.  The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the “Consolidated Action”).  On March 15, 2010, the plaintiffs in the Consolidated Action filed their amended and consolidated complaint.  The Company filed a motion to dismiss on April 30, 2010, and briefing of the motion was complete on July 23, 2010.  The parties are awaiting an oral argument date and/or a decision from the Court.  The Company intends to vigorously defend against the claims in the Consolidated Action.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the “Alvarado Action”).  The Complaint in the Alvarado Action alleges, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company’s accounting for discounts offered to some wholesale customers.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  Pursuant to a series of stipulations among the parties, the Court has temporarily deferred the defendants’ obligation to respond to the Complaint pending timely resolution of the motions to dismiss filed in the Consolidated Action referenced above.

The Company is subject to various other claims and pending or threatened lawsuits in the normal course of our business.  The Company is not currently party to any other legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. REMOVED AND RESERVED

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI.  The last reported sale price per share of our common stock on February 25, 2011 was $29.13.  On that date there were approximately 33,257 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2010	High	Low
First quarter	$31.24	$25.42
Second quarter	$34.24	$25.39
Third quarter	$27.17	$22.19
Fourth quarter	$32.69	$23.53

2009	High	Low
First quarter	$20.10	$13.86
Second quarter	$25.36	$19.37
Third quarter	$29.49	$22.29
Fourth quarter	$29.32	$19.17

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information about purchases by the Company during the fourth quarter of fiscal 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

October 3, 2010 through October 30, 2010	221,380	$26.70	221,380	$58,895,955

October 31, 2010 through November 27, 2010	--	--	--	$58,895,955

November 28, 2010 through January 1, 2011	--	--	--	$58,895,955

Total	221,380	$26.70	221,380	$58,895,955

(1)	Represents repurchased shares which were retired.

(2)
On February 16, 2007, our Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares.  This program was announced in the Company’s report on Form 8-K, which was filed on February 21, 2007.  As of August 13, 2010, the Company had repurchased outstanding shares in the amount totaling the entire $100 million authorized by the Board of Directors on February 16, 2007.  On June 15, 2010, the Company’s Board of Directors approved another share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares.  This program was announced in the Company’s report on Form 8-K, which was filed on July 29, 2010.  Repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.  The total remaining capacity under this authorization was approximately $58.9 million as of January 1, 2011.  This authorization has no expiration date.

DIVIDENDS

Provisions in our senior credit facility currently restrict the ability of our operating subsidiary, The William Carter Company (“TWCC”), from paying cash dividends to our parent company, Carter’s, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which materially restricts Carter’s, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended January 1, 2011 (fiscal 2010).

On June 6, 2006, the Company affected a two-for-one stock split (the “stock split”) through a stock dividend to stockholders of record as of May 23, 2006 of one share of our common stock for each share of common stock outstanding.  Earnings per share for fiscal 2006 has been adjusted to reflect the stock split.

On October 15, 2010, the Company entered into a new $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the new revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the new revolving credit facility (five years).

The selected financial data for the five fiscal years ended January 1, 2011 were derived from our audited consolidated financial statements.  Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2010 ended on January 1, 2011, fiscal 2009 ended on January 2, 2010, fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007, and fiscal 2006 ended on December 30, 2006.  Fiscal 2010, fiscal 2009, fiscal 2007, and fiscal 2006 each contained 52 weeks of financial results.  Fiscal 2008 contained 53 weeks of financial results.

The following table should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data."

	Fiscal Years

(dollars in thousands, except per share data)	2010	2009	2008	2007	2006

OPERATING DATA:
Wholesale sales – Carter’s	$601,580	$521,307	$488,594	$471,383	$457,616
Wholesale sales – OshKosh	81,747	80,522	80,069	89,263	93,871
Retail sales – Carter’s	546,233	489,740	422,436	366,296	333,050
Retail sales – OshKosh	264,887	257,289	249,130	233,776	229,103
Mass Channel sales – Carter’s	254,809	240,819	254,291	243,308	220,288
Total net sales	1,749,256	1,589,677	1,494,520	1,404,026	1,333,928
Cost of goods sold	1,075,384	985,323	975,999	928,996	854,970
Gross profit	673,872	604,354	518,521	475,030	478,958
Selling, general, and administrative expenses	468,192	428,674	404,274	359,826	352,459
Investigation expenses (a)	--	5,717	--	--	--
Intangible asset impairment (b)	--	--	--	154,886	--
Executive retirement charges (c)	--	--	5,325	--	--
Workforce reduction, facility write-down, and closure costs (d)	--	10,771	2,609	5,285	91
Royalty income	(37,576)	(36,421)	(33,685)	(30,738)	(29,164)
Operating income (loss)	243,256	195,613	139,998	(14,229)	155,572
Interest income	(575)	(219)	(1,491)	(1,386)	(1,914)
Interest expense	10,445	12,004	19,578	24,465	28,837
Income (loss) before income taxes	233,386	183,828	121,911	(37,308)	128,649
Provision for income taxes	86,914	68,188	44,007	38,488	47,510
Net income (loss)	$146,472	$115,640	$77,904	$(75,796)	$81,139
PER COMMON SHARE DATA:
Basic net income (loss)	$2.50	$2.03	$1.37	$(1.30)	$1.39
Diluted net income (loss)	$2.46	$1.97	$1.33	$(1.30)	$1.32

BALANCE SHEET DATA (end of period):
Working capital (e)	$532,891	$505,051	$359,919	$311,000	$255,191
Total assets	1,257,182	1,208,599	1,038,012	958,777	1,112,478
Total debt, including current maturities	236,000	334,523	338,026	341,529	345,032
Stockholders’ equity	679,936	556,024	413,551	366,238	484,778
CASH FLOW DATA:
Net cash provided by operating activities	$85,821	$188,859	$181,041	$50,190	$87,297
Net cash used in investing activities	(39,496)	(29,516)	(34,947)	(20,022)	(29,573)
Net cash (used in) provided by financing activities	(133,984)	13,349	(32,757)	(49,701)	(73,455)
OTHER DATA:
Gross margin	38.5%	38.0%	34.7%	33.8%	35.9%
Depreciation and amortization	$31,727	$32,274	$30,158	$29,919	$26,489
Capital expenditures	39,782	33,600	34,947	20,079	29,921

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(a)   Investigation expenses of $5.7 million in fiscal 2009 relate to professional service fees incurred in connection with the Company’s customer margin support investigation (see Note 16 to the accompanying audited consolidated financial statements).

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

(d)  The $0.1 million in closure costs in fiscal 2006 relate to the closure of our Mexican sewing facilities.  The $5.3 million in closure costs in fiscal 2007 relate to the closure of our White House, Tennessee distribution facility.  The $2.6 million charge in fiscal 2008 relates to the write-down of the carrying value of our White House, Tennessee distribution facility.  The $10.7 million in fiscal 2009 includes closure costs of $3.3 million associated with the closure of our Barnesville, Georgia distribution facility including severance and other benefits, asset impairment charges, and other closure costs, $1.2 million of asset impairment charges net of a gain on the closure and sale of our Oshkosh, Wisconsin facility, $0.7 million related to the write-down of our White House, Tennessee distribution facility, and $5.5 million of severance and other benefits related to the corporate workforce reduction.

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

OVERVIEW

For 145 years, Carter’s has been one of the most recognized and trusted brand names in the children’s apparel industry.  We also own the OshKosh B’gosh brand, which has over 110 years and also earned the position of a highly trusted and well-known brand.

We sell our products under our Carter’s and OshKosh brands in the wholesale channel, which includes over 340 department store, national chain, specialty store, and discount retailer accounts.  We also sell our products in the mass channel under our Child of Mine brand to over 3,600 Walmart stores nationwide and under our Just One You brand to over 1,800 Target stores.  Additionally, as of January 1, 2011, we operated 306 Carter’s and 180 OshKosh retail stores located primarily in outlet and strip centers throughout the United States.  In March 2010, we launched our eCommerce business.  We also extend our brand reach by licensing our Carter’s, Child of Mine, Just One You, OshKosh, and related brand names through domestic licensing arrangements, including licensing of our Genuine Kids from OshKosh brand to Target stores nationwide.  Our OshKosh B’gosh and Carter’s brand names are also licensed through international licensing arrangements.  During fiscal 2010, we earned approximately $37.6 million in royalty income from these arrangements.

We source substantially all of our products through a network of vendors primarily in Asia.  Various sourcing agents coordinate this process, with one sourcing agent managing approximately 90% of our inventory purchases.  Our product costs, driven by inflation in significant component costs such as cotton, polyester, labor, and transportation have increased and are expected to continue to increase for the foreseeable future.  These cost increases have begun to result in higher cost of goods sold and inventory levels.  Although we plan to raise our selling prices on some of our products, we do not expect in the near term to be able to fully absorb these cost increases and our profitability will be adversely impacted.   If the Company is unable to effectively raise selling prices to help offset higher production costs, the adverse effect on our profitability may be greater than anticipated.

In connection with the acquisition of OshKosh, we acquired certain definite-lived intangible assets comprised of licensing agreements and leasehold interests which resulted in annual amortization expense of $1.8 million in fiscal 2010; $3.7 million in fiscal 2009; and $4.1 million in fiscal 2008.

On October 15, 2010, the Company entered into a new $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the new revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the new revolving credit facility (five years).

During fiscal 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares.  During fiscal 2010, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares.  As of August 13, 2010, the Company had repurchased outstanding shares in the amount totaling the entire $100 million authorized by the Board of Directors on February 16, 2007.  The timing and amount of any future share repurchases will be determined by the Company’s management, based upon its evaluation of market conditions, share price, other investment priorities, and other factors.  During fiscal 2010, the Company repurchased and retired 2,058,830 shares, or approximately $50.0 million, of its common stock at an average price of $24.29 per share.  Since inception of the repurchase program and through fiscal 2010, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share.  The total remaining capacity under this authorization was approximately $58.9 million as of January 1, 2011.  This authorization has no expiration date.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2010 ended on January 1, 2011, fiscal 2009 ended on January 2, 2010, and fiscal 2008 ended on January 3, 2009.  Fiscal 2010 and 2009 each contained 52 weeks of financial results while fiscal 2008 contained 53 weeks.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2010	2009	2008

Wholesale sales:
Carter’s	34.4%	32.8%	32.7%
OshKosh	4.7	5.1	5.3
Total wholesale sales	39.1	37.9	38.0

Retail store sales (a):
Carter’s	31.2	30.8	28.3
OshKosh	15.1	16.2	16.7
Total retail store sales	46.3	47.0	45.0

Mass channel sales	14.6	15.1	17.0

Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.5	62.0	65.3
Gross profit	38.5	38.0	34.7
Selling, general, and administrative expenses	26.8	27.0	27.0
Investigation expenses	--	0.4	--
Executive retirement charges	--	--	0.4
Workforce reduction, facility write-down, and closure costs	--	0.7	0.2
Royalty income	(2.2)	(2.4)	(2.3)

Operating income	13.9	12.3	9.4
Interest expense, net	0.6	0.7	1.2

Income before income taxes	13.3	11.6	8.2
Provision for income taxes	4.9	4.3	3.0

Net income	8.4%	7.3%	5.2%

Number of retail stores at end of period:
Carter’s	306	276	253
OshKosh	180	170	165
Total	486	446	418

(a) Includes eCommerce results.

FISCAL YEAR ENDED JANUARY 1, 2011 COMPARED WITH FISCAL YEAR ENDED JANUARY 2, 2010

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2010 were $1.7 billion, an increase of $159.6 million, or 10.0%, compared to $1.6 billion in fiscal 2009 and reflects growth in all of our segments.

	For the fiscal years ended
(dollars in thousands)	January 1, 2011	% of Total	January 2, 2010	% of Total

Net sales:
Wholesale-Carter’s	$601,580	34.4%	$521,307	32.8%
Wholesale-OshKosh	81,747	4.7%	80,522	5.1%
Retail-Carter’s	546,233	31.2%	489,740	30.8%
Retail-OshKosh	264,887	15.1%	257,289	16.2%
Mass Channel-Carter’s	254,809	14.6%	240,819	15.1%
Total net sales	$1,749,256	100.0%	$1,589,677	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $80.3 million, or 15.4%, in fiscal 2010 to $601.6 million.  The increase in Carter’s brand wholesale sales was driven by a 14% increase in units shipped and a 1% increase in average price per unit, as compared to fiscal 2009.  The increase in units shipped was primarily driven by strong over-the-counter performance at our wholesale customers, and the increase in average price per unit primarily reflects higher average selling prices on off-price sales.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $1.2 million, or 1.5%, in fiscal 2010 to $81.7 million.  The increase in OshKosh brand wholesale sales was driven by a 3% increase in units shipped, partially offset by a 1% decrease in average price per unit, as compared to fiscal 2009.  The increase in units shipped was primarily driven by over-the-counter performance at our wholesale customers.  The decrease in average price per unit primarily reflects lower average selling prices on wholesale sales.

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $56.5 million, or 11.5%, in fiscal 2010 to $546.2 million.  The increase was driven by incremental sales of $45.3 million generated by new store openings and eCommerce sales, and a comparable store sales increase of $11.9 million, or 2.5% (based on 271 locations), partially offset by the impact of store closures of $0.7 million.  During fiscal 2010, on a comparable store basis, units per transaction increased 2.8%, average transaction value increased 2.2%, and average prices decreased 0.6% as compared to fiscal 2009.  We attribute the increases in units per transaction and average transaction value to strong product performance in our playwear product category, improved in-store product presentation, and increased merchandising and marketing efforts.  The decrease in average prices resulted from increased promotional activity given the current competitive environment.

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

There were a total of 306 Carter’s retail stores open as of January 1, 2011.  During fiscal 2010, we opened 30 Carter’s retail stores.  We plan to open approximately 55 and close four Carter’s retail stores during fiscal 2011.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $7.6 million, or 3.0%, in fiscal 2010 to $264.9 million.  The increase was due to incremental sales of $13.7 million generated by new store openings and eCommerce sales, partially offset by the impact of a comparable store sales decline of $4.8 million, or 1.9% (based on 162 locations), and store closures of $1.2 million.  On a comparable store basis, units per transaction increased 2.6%, transactions decreased 1.9%, and average prices decreased 2.6%.  We attribute the increase in units per transaction to strong in-store product presentation and direct-to-consumer marketing efforts, partially offset by a decrease in transactions attributable to reduced traffic at our stores.  The decrease in average prices resulted from increased promotional activity given the current competitive environment.

There were a total of 180 OshKosh retail stores open as of January 1, 2011.  During fiscal 2010, we opened 12 OshKosh retail stores and closed two.  We plan to open approximately four and close three OshKosh retail stores during fiscal 2011.

MASS CHANNEL SALES

Mass channel sales increased $14.0 million, or 5.8%, in fiscal 2010 to $254.8 million.  The increase was due to increased sales of $22.9 million, or 19.1%, of our Just One You and Precious Firsts brands to Target, partially offset by an $8.9 million, or 7.3%, decrease in sales of our Child of Mine brand to Walmart.  The increase in Just One You brand sales was largely driven by the addition of new programs and improved product performance.  The decrease in Child of Mine brand sales resulted from merchandising assortment changes made by Walmart and a related reduction in floor space during the first nine months of the year.

GROSS PROFIT

Our gross profit increased $69.5 million, or 11.5%, to $673.9 million in fiscal 2010.  Gross margin increased 50 basis points from 38.0% in fiscal 2009 to 38.5% in fiscal 2010.

The increase in gross margin as a percentage of net sales reflects:

(i)   $18.6 million of higher consolidated retail and eCommerce gross margins driven by new store and comp store sales growth; and

(ii)  $4.2 million related to growth in Carter’s wholesale margins due to increased volume and improved product performance, partially offset by higher product costs, air freight and excess inventory charges.

Partially offsetting these increases were:

(i) $5.9 million related to the mass channel segment resulting from higher air freight and excess inventory charges, and the absence of a vendor recovery that occured in fiscal 2009; and

(ii) $4.7 million related to the OshKosh wholesale segment, reflecting higher levels of customer support, air freight, and excess inventory charges.
The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2010 increased $39.5 million, or 9.2%, to $468.2 million.  As a percentage of net sales, selling, general, and administrative expenses was 26.8% in fiscal 2010 as compared to 27.0% in fiscal 2009.

The decrease in selling, general, and administrative expenses as a percentage of net sales reflects:

(i) controlling growth in spending to a lower rate than growth in net sales for fiscal 2010;

(ii) $1.9 million reduction in amortization expense; and (iii) $1.0 million in accelerated depreciation related to a facility closure.

Partially offsetting these decreases were:
(i) $22.9 million, or 10.2%, increase in consolidated retail expenses primarily due to new store growth; and (ii) $8.7 million of incremental expenses associated with eCommerce.

INVESTIGATION EXPENSES

In connection with the investigation of customer margin support, the Company recorded pre-tax charges in the fourth quarter of fiscal 2009 of approximately $5.7 million related to professional service fees.

WORKFORCE REDUCTION, FACILITY WRITE-DOWN, AND CLOSURE COSTS

During fiscal 2009, as a result of the corporate workforce reduction, the Company recorded charges of $6.7 million consisting of $5.5 million in severance charges and other benefits, and approximately $1.2 million in asset impairment charges net of a gain on the closure and sale of our Oshkosh, Wisconsin office.

In conjunction with the plan to close the Barnesville, Georgia distribution facility, the Company recorded closure costs of approximately $4.3 million during fiscal 2009, consisting of severance and other benefits of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

During fiscal 2009, the Company also wrote down the carrying value of its White House, Tennessee distribution facility by approximately $0.7 million to $2.8 million to reflect the decrease in the fair market value of the facility at that time.  During the third quarter of fiscal 2009, the Company sold this facility for net proceeds of approximately $2.8 million.

ROYALTY INCOME

Our royalty income increased $1.2 million, or 3.2%, to $37.6 million in fiscal 2010.

We license the use of our Carter’s, Just One You, and Child of Mine brands.  Domestic royalty income from these brands was approximately $18.4 million, a decrease of 0.5%, or $0.1 million, as compared to fiscal 2009 due to increased sales by our Carter’s brand and Just One You brand licensees, partially offset by decreased sales from our Child of Mine brand licensees.  The Carter’s brand internationally generated $1.9 million in royalty income in fiscal 2010 as compared to $0.7 million in fiscal 2009.

We also license the use of our OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brands.  Royalty income from these brands increased approximately $0.1 million, or 0.6%, to $17.3 million in fiscal 2010.  This increase was driven by increased sales by our OshKosh brand domestic licensees.  The OshKosh brand internationally generated $7.5 million in royalty income in fiscal 2010 as compared to $7.9 million in fiscal 2009.

OPERATING INCOME

Our operating income increased $47.6 million, or 24.4%, to $243.3 million in fiscal 2010.  This increase in operating income is attributable to the factors described above.

INTEREST EXPENSE, NET

Interest expense, net, in fiscal 2010 decreased $1.9 million, or 16.2%, to $9.9 million.  This decrease is attributable to $53.4 million in lower weighted-average borrowings.  In fiscal 2010, weighted-average borrowings were $283.3 million at an effective interest rate of 3.72% as compared to weighted-average borrowings of $336.7 million at an effective interest rate of 3.57% in fiscal 2009.  In fiscal 2010, we recorded $1.7 million in interest expense related to our interest rate swap agreements.  In fiscal 2009, we recorded $2.5 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.

INCOME TAXES

Our effective tax rate was approximately 37.2% in fiscal 2010 as compared to approximately 37.1% in fiscal 2009.  The effective tax rate in both years was reduced by the reversal of reserves for uncertain tax positions.

NET INCOME

As a result of the factors described above, our net income for fiscal 2010 increased $30.8 million, or 26.7%, to $146.5 million as compared to $115.6 million in fiscal 2009.

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

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $32.7 million, or 6.7%, in fiscal 2009 to $521.3 million.  The increase in Carter’s brand wholesale sales was driven by a 4% increase in units shipped and a 2% increase in average price per unit, as compared to fiscal 2008.  The growth in units shipped was primarily driven by strong over-the-counter performance at our wholesale customers.  The increase in average price per unit was due to more competitive pricing in certain product categories, particularly to our off-price customers.

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

CARTER’S RETAIL STORES

Carter’s retail stores sales increased $67.3 million, or 15.9%, in fiscal 2009 to $489.7 million.  The increase was driven by a comparable store sales increase of $26.5 million, or 6.4% (based on 240 locations), and incremental sales of $46.3 million generated by new store openings, partially offset by the impact of an additional week in fiscal 2008 of $5.2 million and store closures of $0.1 million.  During fiscal 2009, on a comparable store basis, transactions increased 3.7%, units per transaction increased 2.8%, and average prices decreased 0.2% as compared to fiscal 2008.  The increases in transactions and units per transaction were driven by strong product performance in all product categories, changes in our merchandising strategies which include a higher mix of opening price point items (high-volume, entry level basic products), a better assortment of in-season merchandise on the floor, in-store product presentation, and direct to consumer marketing efforts.

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

INVESTIGATION EXPENSES

In connection with the investigation of customer margin support, the Company recorded pre-tax charges in the fourth quarter of fiscal 2009 of approximately $5.7 million related to professional service fees.

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

        In conjunction with the plan to close the Barnesville, Georgia distribution facility, the Company recorded closure costs of approximately $4.3 million during fiscal 2009, consisting of severance and other benefits of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.

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

INTEREST EXPENSE, NET

Interest expense, net, in fiscal 2009 decreased $6.3 million, or 34.8%, to $11.8 million.  This decrease is attributable to a lower effective interest rate on lower weighted-average borrowings.  In fiscal 2009, weighted-average borrowings were $336.7 million at an effective interest rate of 3.57% as compared to weighted-average borrowings of $340.2 million at an effective interest rate of 5.75% in fiscal 2008.  In fiscal 2009, we recorded $2.5 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.  In fiscal 2008, we recorded $1.1 million in interest expense related to our interest rate swap agreement and $1.2 million in interest expense related to our interest rate collar agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are working capital and capital expenditures.  Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolving credit facility, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures.  These sources of liquidity may be impacted by events described in our risk factors, as further discussed in Item 1A of this filing.

Net accounts receivable at January 1, 2011 were $121.5 million compared to $82.1 million at January 2, 2010 and reflects higher levels of wholesale and mass channel sales in the latter part of fiscal 2010 as compared to the latter part of fiscal 2009.

Net inventories at January 1, 2011 were $298.5 million compared to $214.0 million at January 2, 2010.  This increase primarily reflects growth in all of our businesses, increased product costs, and longer lead times.

Net cash provided by operating activities for fiscal 2010 was $85.8 million compared to $188.9 million in fiscal 2009.  The decrease in operating cash flow primarily reflects changes in net working capital, partially offset by increased earnings.  Net cash provided by our operating activities in fiscal 2008 was approximately $181.0 million.

We invested approximately $39.8 million in capital expenditures during fiscal 2010, $33.6 million in fiscal 2009, and $34.9 million in fiscal 2008.  Major investments included retail store openings and remodelings, fixtures for our wholesale customers, and investments in information technology.  We plan to invest approximately $50 million in capital expenditures in fiscal 2011 primarily for retail store openings and remodelings and investments in information technology.

Product costs can vary depending on the underlying cost of raw materials, such as cotton and polyester, and the level of labor and transportation costs.  A substantial portion of the Company’s products utilize cotton based fabrics, the cost of which has recently reached historically high levels.  Additionally, labor costs have increased across Asia, particularly in China, where the Company currently sources more than 50% of its products.  Furthermore, transportation costs to bring product to the United States have risen due to higher fuel costs and limited capacity in the marketplace.  The Company purchases finished goods largely from foreign suppliers and pays its suppliers in U.S. currency.  Consequently, the Company’s product costs have been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have begun to result in higher costs of goods sold and inventory levels, and have adversely impacted our profitability and cash flows from operations.  We expect that higher product costs will continue to adversely impact our profitability and cash flow through at least fiscal 2011.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares.  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares.  As of August 13, 2010, the Company had repurchased outstanding shares in the amount totaling the entire $100 million authorized by the Board of Directors on February 16, 2007.

During fiscal 2010, the Company repurchased and retired 2,058,830 shares, or approximately $50.0 million, of its common stock at an average price of $24.29 per share.  Since inception of the authorization and through fiscal 2010, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.  The total remaining capacity under this authorization was approximately $58.9 million as of January 1, 2011.  This authorization has no expiration date.

On October 15, 2010, the Company entered into a new $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the new revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the new revolving credit facility (five years).

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

The new revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of January 1, 2011, the Company believes it was in compliance with its debt covenants.

At January 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $8.6 million of outstanding letters of credit. At January 2, 2010, we had approximately $334.5 million in former term loan borrowings and no borrowings under our former revolver, exclusive of approximately $8.6 million of outstanding letters of credit.  Weighted-average borrowings for fiscal 2010 were $283.3 million at an effective rate of 3.72% as compared to weighted-average borrowings of $336.7 million at an effective rate of 3.57% in fiscal 2009.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of January 1, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.4 million and could have an adverse effect on our earnings and cash flow.

The following table summarizes as of January 1, 2011, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$--	$--	$--	$--	$236,000	$--	$236,000
Interest on debt:
Variable rate (a)	5,925	5,925	5,925	5,925	5,925	--	29,625
Operating leases (see Note 10 to the Consolidated Financial Statements)	67,318	60,821	55,527	48,173	35,924	111,609	379,372
Total financial obligations	73,243	66,746	61,452	54,098	277,849	111,609	644,997

Letters of credit	8,571	--	--	--	--	--	8,571
Purchase obligations (b)	530,396	--	--	--	--	--	530,396
Total financial obligations and commitments	$612,210	$66,746	$61,452	$54,098	$277,849	$111,609	$1,183,964

(a)	Reflects estimated variable rate interest on obligations outstanding on our revolving credit facility as of January 1, 2011 using an interest rate of 2.51% (rate in effect at January 1, 2011).

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

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount, if any, outstanding under our revolving credit facility on or before October 15, 2015.

EFFECTS OF INFLATION AND DEFLATION; OPERATING COSTS

The Company is subject to both inflationary and deflationary risks.  With respect to inflation, the Company is experiencing, and expects to continue to experience for the foreseeable future, increases in the cost of its products, driven by increases in underlying component costs, such as cotton, polyester, labor rates, and transportation costs.  The Company’s product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have begun to result in higher costs of goods sold and inventory levels.  Although we plan to raise our selling prices on some of our products, we do not expect in the near term to be able to fully absorb these cost increases and our profitability will be adversely impacted.

In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children’s apparel industry.  In this environment there is a risk that customers will not accept our price increases.  If the Company is unable to effectively raise selling prices to help offset higher production costs, the adverse effect on our profitability may be even greater than anticipated.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, generally resulting in lower sales and gross profit in the first half of our fiscal year.  Our consolidated net sales over the past five fiscal years have typically been generated in the second half of our fiscal year (approximately 57%).  Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.

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

Revenue recognition: We recognize wholesale, mass channel, and eCommerce revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers to assist these customers with inventory clearance or promotions.  Such amounts are reflected as a reduction of net sales and are recorded based upon agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for estimated customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectability.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $4.0 million in fiscal 2010, $3.3 million in fiscal 2009, and $2.5 million in fiscal 2008 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than we project, additional write-downs may be required.

Goodwill and tradename:  As of January 1, 2011, we had approximately $136.6 million in Carter’s goodwill and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.

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

Significant assumptions used in valuing the Company’s net obligation under its Oshkosh B’Gosh pension plan under which retirement benefits were frozen as of December 31, 2005 are expected long-term rates of return on plans assets and the discount rate used to determine the plan’s projected benefit obligation.   Expected long-term rates of return on plan assets were estimated to be 7.5% for the fiscal year ended January 1, 2011.  Our strategy with regards to the investments in the pension plan is to earn a rate of return sufficient to fund all pension obligations as they arise.  The long-term rate of return assumption considers current market trends, historical investment performance, and the portfolio mix of investments and has been set at 7.5% for fiscal 2011.  The discount rate used to determine the plan’s projected benefit obligation was 5.5% for the year ended January 1, 2011.  This discount rate was used to calculate the present value of expected future cash flows for benefit payments.  The rate used reflects the comparable long-term rate of return on a pool of high quality fixed income investments.

Any future obligations under our plan not funded from investment returns on plan assets will be funded from cash flows from operations.  The assumptions used in computing our net pension expense and projected benefit obligations have a significant impact on the amounts recorded.  A 0.25% change in the assumptions identified below would have had the following effects on the net pension expense and projected benefit obligation as of and for the year ended January 1, 2011.

	Increase		Decrease

(dollars in millions)	Discount rate	Return on plan assets	Discount rate	Return on plan assets

Net pension expense	$--	$(0.1)	$0.1	$0.1

Projected benefit obligation	$(1.7)	$--	$1.8	$--

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

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2011 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  These risks are described herein under the heading “Risk Factors” on page 7.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in Asia and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we source products from over 100 vendors in over 15 countries, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of January 1, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter's, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter's, Inc. at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 2, 2011

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 1, 2011	January 2, 2010
ASSETS

Current assets:
Cash and cash equivalents	$247,382	$335,041
Accounts receivable, net of reserve for doubtful accounts of $3,251 in fiscal 2010 and $2,616 in fiscal 2009	121,453	82,094
Finished goods inventories, net	298,509	214,000
Prepaid expenses and other current assets	17,372	11,114
Deferred income taxes	31,547	33,419
Total current assets	716,263	675,668
Property, plant, and equipment, net	94,968	86,077
Tradenames	305,733	305,733
Goodwill	136,570	136,570
Licensing agreements, net of accumulated amortization of $19,100 in fiscal 2010 and $17,323 in fiscal 2009	--	1,777
Deferred debt issuance costs, net	3,332	2,469
Other assets	316	305
Total assets	$1,257,182	$1,208,599
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$--	$3,503
Accounts payable	116,481	97,546
Other current liabilities	66,891	69,568
Total current liabilities	183,372	170,617
Long-term debt	236,000	331,020
Deferred income taxes	113,817	110,676
Other long-term liabilities	44,057	40,262
Total liabilities	577,246	652,575
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 1, 2011 and January 2, 2010	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 57,493,567 and 58,081,822 shares issued and outstanding at January 1, 2011 and January 2, 2010, respectively	575	581
Additional paid-in capital	210,600	235,330
Accumulated other comprehensive loss	(1,890)	(4,066)
Retained earnings	470,651	324,179
Total stockholders’ equity	679,936	556,024
Total liabilities and stockholders’ equity	$1,257,182	$1,208,599

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	January 1, 2011	January 2, 2010	January 3, 2009

Net sales	$1,749,256	$1,589,677	$1,494,520
Cost of goods sold	1,075,384	985,323	975,999

Gross profit	673,872	604,354	518,521
Selling, general, and administrative expenses	468,192	428,674	404,274
Investigation expenses	--	5,717	--
Executive retirement charges	--	--	5,325
Workforce reduction, facility write-down, and closure costs	--	10,771	2,609
Royalty income	(37,576)	(36,421)	(33,685)

Operating income	243,256	195,613	139,998
Interest income	(575)	(219)	(1,491)
Interest expense	10,445	12,004	19,578

Income before income taxes	233,386	183,828	121,911
Provision for income taxes	86,914	68,188	44,007

Net income	$146,472	$115,640	$77,904

Basic net income per common share (Note 2)	$2.50	$2.03	$1.37
Diluted net income per common share (Note 2)	$2.46	$1.97	$1.33

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	January 1, 2011	January 2, 2010	January 3, 2009
Cash flows from operating activities:
Net income	$146,472	$115,640	$77,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,727	32,274	30,158
Amortization of debt issuance costs	2,616	1,129	1,145
Non-cash stock-based compensation expense	7,303	6,775	8,652
Non-cash asset impairment and facility write-down charges	--	4,669	2,609
(Gain) loss on disposal/sale of property, plant, and equipment	(118)	(962)	323
Income tax benefit from exercised stock options	(9,249)	(11,750)	(3,531)
Deferred income taxes	4,370	2,270	(321)
Effect of changes in operating assets and liabilities:
Accounts receivable	(39,359)	3,358	9,143
Inventories	(84,509)	(10,514)	22,008
Prepaid expenses and other assets	(6,269)	(1,363)	(2,043)
Accounts payable	18,935	19,155	19,840
Other liabilities	13,902	28,178	15,154
Net cash provided by operating activities	85,821	188,859	181,041
Cash flows from investing activities:
Capital expenditures	(39,782)	(33,600)	(34,947)
Proceeds from sale of property, plant, and equipment	286	4,084	--
Net cash used in investing activities	(39,496)	(29,516)	(34,947)
Cash flows from financing activities:
Payments on Term Loan (see Note 4)	(334,523)	(3,503)	(3,503)
Proceeds from revolving credit facility (see Note 4)	236,000	--	--
Payments of debt issuance costs	(3,479)	--	--
Repurchases of common stock	(50,000)	--	(33,637)
Income tax benefit from exercised stock options	9,249	11,750	3,531
Proceeds from exercise of stock options	8,769	5,102	852
Net cash (used in) provided by financing activities	(133,984)	13,349	(32,757)
Net (decrease) increase in cash and cash equivalents	(87,659)	172,692	113,337
Cash and cash equivalents at beginning of period	335,041	162,349	49,012
Cash and cash equivalents at end of period	$247,382	$335,041	$162,349

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at December 29, 2007	$576	$232,356	$2,671	$130,635	$366,238
Income tax benefit from exercised stock options		3,531			3,531
Exercise of stock options (624,415 shares)	6	846			852
Stock-based compensation expense		8,022			8,022
Issuance of common stock (43,386 shares)	1	629			630
Repurchases of common stock (2,126,361 shares)	(20)	(33,617)			(33,637)
Comprehensive (loss) income:
Net income				77,904	77,904
Unrealized loss on OshKosh defined benefit plan, net of tax of $5,850			(9,996)		(9,996)
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $494			844		844
Unrealized loss on interest rate swap, net of tax of $582			(1,026)		(1,026)
Unrealized gain on interest rate collar, net of tax of $122			189		189
Total comprehensive (loss) income	--	--	(9,989)	77,904	67,915
Balance at January 3, 2009	563	211,767	(7,318)	208,539	413,551
Income tax benefit from exercised stock options		11,750			11,750
Exercise of stock options (1,528,096 shares)	15	5,087			5,102
Restricted stock activity	3	(3)			--
Stock-based compensation expense		6,012			6,012
Issuance of common stock (34,404 shares)		717			717
Comprehensive income:
Net income				115,640	115,640
Unrealized gain on OshKosh defined benefit plan, net of tax of $1,349			2,309		2,309
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $100			131		131
Unrealized gain on interest rate swap, net of tax of $238			405		405
Realized gain on interest rate collar, net of tax of $216			407		407
Total comprehensive income	--	--	3,252	115,640	118,892
Balance at January 2, 2010	581	235,330	(4,066)	324,179	556,024
Income tax benefit from exercised stock options		9,249			9,249
Exercise of stock options (1,326,099 shares)	13	8,756			8,769
Restricted stock activity	1	(1)			--
Stock-based compensation expense		6,396			6,396
Issuance of common stock (26,147 shares)		850			850
Repurchases of common stock (2,058,830 shares)	(20)	(49,980)			(50,000)
Comprehensive income:
Net income				146,472	146,472
Unrealized gain on OshKosh defined benefit plan, net of tax of $620			1,137		1,137
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $100			185		185
Realized gain on interest rate swap, net of tax of $97			166		166
Unrealized gain on interest rate swap, net of tax of $378			688		688
Total comprehensive income	--	--	2,176	146,472	148,649
Balance at January 1, 2011	$575	$210,600	$(1,890)	$470,651	$679,936

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, our 306 Carter’s and 180 OshKosh retail stores, and our eCommerce business that market our brand name merchandise and other licensed products manufactured by other companies.

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

FISCAL YEAR:

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying audited consolidated financial statements reflect our financial position as of January 1, 2011 and January 2, 2010 and results of operations for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009.  The fiscal years ended January 1, 2011 (fiscal 2010) and January 2, 2010 (fiscal 2009), each contain 52 weeks.  The fiscal year ended January 3, 2009 (fiscal 2008) contains 53 weeks.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents.  Our cash and cash equivalents consist of deposit accounts, cash management funds invested in U.S. Treasury securities, and municipal obligations that provide income exempt from federal income taxes.  We had cash deposits, in excess of deposit insurance limits, in three banks at January 1, 2011.

ACCOUNTS RECEIVABLE:

Approximately 82.9% of our gross accounts receivable at January 1, 2011 and 86.2% at January 2, 2010 were from our ten largest wholesale and mass channel customers.  Of these customers, four had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 17%) at January 1, 2011.  At January 2, 2010, three customers had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 27%).  Sales to these customers represent 80.8% and 81.1% of total wholesale and mass channel net sales for fiscal 2010 and fiscal 2009, respectively.  In fiscal 2010 and 2009, one customer accounted for approximately 10% of our consolidated net sales.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

Components of accounts receivable as of January 1, 2011 and January 2, 2010 are as follows:

(dollars in thousands)	January 1, 2011	January 2, 2010
Trade receivables, net	$107,804	$70,827
Royalties receivable	9,531	8,958
Tenant allowances and other receivables	4,118	2,309
Total	$121,453	$82,094

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

GOODWILL AND OTHER INTANGIBILE ASSETS:

Goodwill as of January 1, 2011, represents the excess of the cost of the acquisition of Carter’s, Inc. by Berkshire Partners LLC which was consummated on August 15, 2001 (the “2001 Acquisition”) over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  Our Carter’s goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.

In connection with the acquisition of OshKosh on July 14, 2005 (the “Acquisition”), the Company recorded goodwill, tradename, licensing, and leasehold interest assets.  During fiscal 2007, the Company recorded impairment charges of approximately $36.0 million and $106.9 million on the goodwill for the OshKosh wholesale and retail segments, respectively.  In addition, an impairment charge of $12.0 million was recorded to reflect the impairment of the value ascribed to the OshKosh tradename asset.

The carrying values of the goodwill and tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Based upon our most recent assessment performed as of January 1, 2011, we determined that there is no impairment of our goodwill or tradename assets.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.

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

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates.  Additionally, as discussed above, in accordance with accounting guidance, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use.  As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company’s actual cost of capital has changed.  Therefore, our Company may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

The Company’s intangible assets were as follows:
		Fiscal 2010			Fiscal 2009
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$19,100	$--	$19,100	$17,323	$1,777

(1) $51.8 million of which relates to Carter’s wholesale segment, $82.0 million of which relates to Carter’s retail segment, and $2.7 million of which relates to Carter’s mass channel segment.

Amortization expense for intangible assets subject to amortization was approximately $1.8 million for the fiscal year ended January 1, 2011, $3.7 million for the fiscal year ended January 2, 2010, and $4.1 million for the fiscal year ended January 3, 2009.  All intangible assets subject to amortization were fully amortized as of January 1, 2011.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS:

We review other long-lived assets, including property, plant, and equipment, and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable.  Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset.  The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows.  Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

DEFERRED DEBT ISSUANCE COSTS:

Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.  During the second quarter of fiscal 2010, the Company wrote off approximately $0.5 million of unamortized debt issuance costs related to the $100 million prepayment of a portion of its former term loan debt.  On October 15, 2010, the Company entered into a new $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the new revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the new revolving credit facility (five years).  Amortization approximated $0.9 million (exclusive of $1.7 million related to prepayments) for the fiscal year ended January 1, 2011 and $1.1 million for fiscal years ended January 2, 2010 and January 3, 2009.

CASH FLOW HEDGES:

Our former senior credit facility required us to hedge at least 25% of our variable rate debt under this facility.  The Company entered into interest rate swap agreements in order to hedge the risk of interest rate fluctuations.  These interest rate swap agreements were designated as cash flow hedges of the variable interest payments on a portion of our variable rate former term loan debt.  Our interest rate swap agreements were traded in the over-the-counter market.  Fair values were based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

In connection with the repayment of the Company’s former term loan, the Company terminated its two remaining interest rate swap agreements totaling $100.0 million originally scheduled to mature in January 2011.

The unrealized gain related to the swap agreements, net of tax, was approximately $0.7 million for the fiscal year ended January 1, 2011 and $0.4 million for the fiscal year ended January 2, 2010.  The unrealized loss related to the swap agreement, net of tax benefit, was approximately $1.0 million for the fiscal year ended January 3, 2009.  The realized gain related to the swap agreements, net of tax, was approximately $0.2 million for the fiscal year ended January 1, 2011.  These unrealized gains and losses and realized gain, net of tax, are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2010, 2009, and 2008, we recorded $1.7 million, $2.5 million, and $1.1 million, respectively, in interest expense related to the swap agreements.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a LIBOR floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate former term loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.  For the fiscal year ended January 2, 2010, the Company realized a gain of approximately $0.4 million, net of taxes, related to the collar.  The unrealized gain, net of taxes, related to the collar was approximately $0.2 million for the fiscal year ended January 3, 2009.  These realized and unrealized gains related to the collar, net of tax, are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2009, we recorded $0.5 million in interest expense related to the collar.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

Accumulated other comprehensive (loss) income, shown as a component of stockholders’ equity on the accompanying audited consolidated balance sheets, reflects realized gains and unrealized gains or losses on the Company’s interest rate swap and collar agreements, net of taxes, which are not included in the determination of net income.  These realized gains and unrealized gains and losses are recorded directly into accumulated other comprehensive (loss) income and are referred to as comprehensive (loss) income items.  Accumulated other comprehensive (loss) income also reflects adjustments to the Company’s defined benefit and post-retirement plan assets and liabilities as of the end of the year, and the gains and losses and prior service costs or credits, net of tax, that arise during the period but that are not recognized as components of net periodic benefit cost pursuant to accounting guidance on pensions and post-retirement benefits.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

Accumulated other comprehensive income is summarized as follows:

(dollars in thousands)	Pension / post-retirement liability adjustment	Derivative hedging adjustment	Accumulated other comprehensive income

Balance at December 29, 2007	$3,500	$(829)	$2,671
Current year change	(9,152)	(837)	(9,989)
Balance at January 3, 2009	(5,652)	(1,666)	(7,318)
Current year change	2,440	812	3,252
Balance at January 2, 2010	(3,212)	(854)	(4,066)
Current year change	1,322	854	2,176
Balance at January 1, 2011	$(1,890)	$--	$(1,890)

As of January 1, 2011, other accumulated comprehensive income for the pension/post-retirement liability adjustment are net of tax benefit of $1.1 million.

REVENUE RECOGNITION:

Revenues consist of sales to customers, net of returns, accommodations, allowances, deductions, and cooperative advertising.  We consider revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers.  We provide accommodations and allowances to our major wholesale and mass channel customers in order to assist these customers with inventory clearance and promotions.  Such amounts are reflected as a reduction of net sales and are recorded based on agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectability.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $4.0 million in fiscal 2010, $3.3 million in fiscal 2009, and $2.5 million in fiscal 2008 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead.  Such costs are generally absorbed by us and are included in selling, general, and administrative expenses.  These costs amounted to approximately $33,285,000 for fiscal 2010, $31,914,000 for fiscal 2009, and $36,727,000 for fiscal 2008.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties.  However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed are included in revenue and the related cost is charged to cost of goods sold.  In addition, shipping and handling costs billed to our eCommerce customers are included in revenue and the related cost is charged to cost of goods sold.  For fiscal years 2010, 2009, and 2008, the Company billed customers approximately $1,521,000, $133,000, and $185,000, respectively.

ROYALTIES AND LICENSE FEES:

We license the Carter’s, Just One You, Precious Firsts, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children’s products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, hair accessories, furniture, gear and related products.  These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

STOCK-BASED COMPENSATION ARRANGEMENTS:

In accordance with the fair value recognition provisions of accounting guidance on share-based payments, the Company recognizes stock-based compensation expense for its share-based payments based on the fair value of the awards at the grant date.

We determine the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:

Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate.  The Company uses actual monthly historical changes in the market value of our stock covering the expected life of options being valued.  An increase in the expected volatility will increase stock-based compensation expense.

Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the option.  An increase in the risk-free interest rate will increase stock-based compensation expense.

Expected term – This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  An increase in the expected term will increase stock-based compensation expense.

Dividend yield – The Company does not have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease stock-based compensation expense.

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

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid in cash approximated $7,787,000 for the fiscal year ended January 1, 2011, $10,515,000 for the fiscal year ended January 2, 2010, and $19,074,000 for the fiscal year ended January 3, 2009.  Income taxes paid in cash approximated $71,745,000 for the fiscal year ended January 1, 2011, $54,580,000 for the fiscal year ended January 2, 2010, and $44,157,000 for the fiscal year ended January 3, 2009.

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

For the fiscal years ended January 1, 2011 and January 2, 2010, antidilutive shares of 599,000 and 1,035,500, respectively, were excluded from the computations of diluted earnings per share.  For the fiscal year ended January 3, 2009, antidilutive shares of 1,539,650 and performance-based stock options of 220,000 were excluded from the computations of diluted earnings per share.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal years ended
	January 1, 2011	January 2, 2010	January 3, 2009

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,135,868	56,653,460	56,309,454
Dilutive effect of unvested restricted stock	117,708	119,886	76,843
Dilutive effect of stock options	762,473	1,574,378	1,889,704
Diluted number of common and common equivalent shares outstanding	59,016,049	58,347,724	58,276,001

Basic net income per common share:
Net income	$146,472,000	$115,640,000	$77,904,000
Income allocated to participating securities	(1,202,948)	(910,980)	(610,270)
Net income available to common shareholders	$145,269,052	$114,729,020	$77,293,730

Basic net income per common share	$2.50	$2.03	$1.37

Diluted net income per common share:
Net income	$146,472,000	$115,640,000	$77,904,000
Income allocated to participating securities	(1,187,501)	(886,537)	(590,605)
Net income available to common shareholders	$145,284,499	$114,753,463	$77,313,395

Diluted net income per common share	$2.46	$1.97	$1.33

EMPLOYEE BENEFIT PLANS:

The Company accounts for its employee benefit plans in accordance with accounting guidance on defined benefit pension and other post-retirement plans which requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability on its balance sheet.  It also requires an employer to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 715-30.  These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statement of operations.

We adjusted accumulated other comprehensive (loss) income related to the Company’s post-retirement benefit obligations by approximately $0.3 million, or $0.2 million, net of tax, in fiscal 2010, $0.2 million, or $0.1 million, net of tax, in fiscal 2009, and $1.3 million, or $0.8 million, net of tax, in fiscal 2008 to reflect changes in underlying assumptions including projected claims and population.  In addition, the Company recorded an unrealized gain of $1.8 million, or $1.1 million, net of tax, in fiscal 2010, an unrealized gain of $3.7 million, or $2.3 million, net of tax, during fiscal 2009, and an unrealized loss of $15.8 million, or $10.0 million, net of tax, during fiscal 2008 to the OshKosh pension plan asset and accumulated other comprehensive (loss) income to reflect changes in the funded status of this plan.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company with the reporting period beginning January 3, 2010 (the first day of fiscal 2010), except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 2, 2011 (the first day of fiscal 2011).  The Company has included the required disclosures in Note 9.

In February 2010, new accounting guidance was issued related to subsequent events.  This guidance amended guidance previously issued in May 2009 regarding subsequent events and states that an entity that is a Securities and Exchange Commission (“SEC”) filer is no longer required to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consisted of the following:

(dollars in thousands)	January 1, 2011	January 2, 2010
Retail store fixtures, equipment, and computers	$142,437	$128,706
Land, buildings, and improvements	69,675	60,141
Marketing fixtures	19,679	12,922
Construction in progress	5,264	5,750
	237,055	207,519
Accumulated depreciation and amortization	(142,087)	(121,442)
Total	$94,968	$86,077

Depreciation and amortization expense was approximately $29,950,000 for the fiscal year ended January 1, 2011, $28,557,000 for the fiscal year ended January 2, 2010, and $26,053,000 for the fiscal year ended January 3, 2009.

NOTE 4—LONG-TERM DEBT:

Long-term debt consisted of the following:
(dollars in thousands)	January 1, 2011	January 2, 2010
Revolving credit facility	$236,000	$--
Former term loan	--	334,523
Current maturities	--	(3,503)
Total long-term debt	$236,000	$331,020

On October 15, 2010, the Company entered into a new $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the new revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the new revolving credit facility (five years).  At January 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $8.6 million of outstanding letters of credit, at an effective interest rate of 2.51%.

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

Provisions in our new senior credit facility currently restrict the ability of our operating subsidiary, The William Carter Company (“TWCC”), from paying cash dividends to our parent company, Carter’s, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which materially restricts Carter’s, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.

The Company’s former senior credit facility was comprised of a $500 million term loan and a $125 million revolving credit facility (including a sub-limit for letters of credit of $80 million).  The revolver was scheduled to expire on July 14, 2011 and the term loan was scheduled to expire July 14, 2012.  As of January 2, 2010, principal borrowings under the term loan were due and payable in quarterly installments of $0.9 million with the remaining balance of $325.8 million due on July 14, 2012.

Amounts borrowed under the former term loan had an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest was payable at the end of interest rate reset periods, which vary in length but in no case exceeded 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rates on former term loan borrowings as of January 2, 2010 and January 3, 2009 were 1.7% and 3.3%, respectively.

Amounts borrowed under the former revolver accrued interest at a prime rate or, at our option, a LIBOR rate plus 1.00% which is based upon a leverage-based pricing grid ranging from Prime or LIBOR plus 1.00% to Prime plus 1.00% or LIBOR plus 2.00%.  There were no borrowings outstanding under the former revolver at January 2, 2010.

The former senior credit facility contained and defined financial covenants, including a minimum interest coverage ratio, maximum leverage ratio, and a minimum fixed charge coverage ratio.  The former senior credit facility also set forth mandatory and optional prepayment conditions, including an annual excess cash flow requirement, as defined, that could have resulted in our use of cash to reduce our debt obligations.  There was no excess cash flow payment required for fiscal 2009 or 2008.  Our obligations under the former senior credit facility were collateralized by a first priority lien on substantially all of our assets, including the assets of our domestic subsidiaries.

On November 17, 2009, the Company obtained a waiver to its former senior credit facility which waived defaults resulting from the untimely filing of the Company’s third quarter of fiscal 2009 financial statements and the restatement of prior period financial statements.  The waiver resulted in a fee of approximately $450,000 and required the Company to deliver to the lenders the restatement of prior period financial statements and the third quarter of fiscal 2009 financial statements by January 15, 2010.  The Company complied with the terms of the waiver.  The Company’s third quarter of fiscal 2009 financial statements and the prior period restated financial statements were filed with the SEC on January 15, 2010.  The Company complied with the terms of the waiver and was in compliance with its debt covenants as of January 15, 2010.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LONG-TERM DEBT: (Continued)

The former senior credit facility required us to hedge at least 25% of our variable rate debt under the former term loan.  The Company historically entered into interest rate swap agreements to hedge the risk of interest rate fluctuations.  These interest rate swap agreements were designated as cash flow hedges of the variable interest payments on a portion of our variable rate former term loan debt.  As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.  In connection with the repayment of the Company’s former term loan, the Company terminated its two remaining interest rate swap agreements totaling $100.0 million originally scheduled to mature in January 2011.  During fiscal 2010, 2009, and 2008, we recorded approximately $1.7 million, $2.5 million, and $1.1 million, respectively, in interest expense related to our swap agreements.

On May 25, 2006, we entered into an interest rate collar agreement with a floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate former term loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.  In fiscal 2009 and 2008, we recorded $0.5 million and $1.2 million, respectively, in interest expense related to the collar.

NOTE 5—COMMON STOCK:

As of January 1, 2011, the total amount of Carter’s, Inc.’s authorized capital stock consisted of 150,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.  As of January 1, 2011, 57,493,567 shares of common stock and no shares of preferred stock were outstanding.

During fiscal 2010, the Company issued 24,032 and 2,115 shares of common stock at a fair market value of $33.29 and $23.65, respectively, to its non-management board members and recognized approximately $850,000 in stock-based compensation expense.  During fiscal 2009, we issued 33,656 and 748 shares of common stock at a fair market value of $20.80 and $22.29, respectively, to its non-management board members and recognized $720,000 in stock-based compensation expense.  During fiscal 2008, we issued 43,386 shares of our common stock at a fair market value of $14.52 to our non-management board members and recognized approximately $630,000 in compensation expense.  We received no proceeds from the issuance of these shares.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares.  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares.  As of August 13, 2010, the Company had repurchased outstanding shares in the amount totaling the entire $100 million authorized by the Board of Directors on Februay 16, 2007.

During fiscal 2010, the Company repurchased and retired 2,058,830 shares, or approximately $50.0 million, of its common stock at an average price of $24.29 per share.  During fiscal 2009, the Company did not repurchase any shares of its common stock.  Since inception of the repurchase program and through fiscal 2010, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.  The total remaining capacity under this authorization was approximately $58.9 million as of January 1, 2011.  This authorization has no expiration date.

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

NOTE 6—STOCK-BASED COMPENSATION:

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

      Under the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.

At the Company’s May 14, 2009 shareholders’ meeting, the shareholders approved a proposal to amend the Plan to (i) increase the maximum number of shares of stock available under the Existing Plan by 565,000 shares from 11,488,392 shares to 12,053,392 shares; (ii) remove the limitation on the number of shares that may be used for awards other than stock options and replace it with a provision requiring any awards, with the exception of options and stock appreciation rights, to reduce the shares of stock available for issuance under the Plan by 1.46 shares for each share subject to the award granted; (iii) prohibit the ability to provide dividend equivalents for stock options or stock appreciation rights; and (iv) require that the number of shares of common stock available for issuance under the Plan be reduced by the aggregate number of shares subject to a stock appreciation right upon the exercise of the stock appreciation right.  Under the Plan, the maximum number of shares for which stock options may be granted to any individual or which can be subject to SARs granted to any individual in any calendar year is 2,000,000.  As of January 1, 2011, there are 1,257,571 shares available for grant under the Plan.  The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.  Participation in the Plan is limited to Directors and those key employees selected by the compensation committee.

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

Stock options outstanding under the Plan consist of basic options.  Basic options issued prior to May 12, 2005 vested in equal annual installments over a five-year period.  Basic options granted on and subsequent to May 12, 2005 vest in equal annual installments over a four-year period.

In accordance with accounting guidance on share-based payments, the Company has recorded stock-based compensation expense (as a component of selling, general, and administrative expenses) in the amount of approximately $7.3 million, $6.8 million, and $8.7 million (including $2.2 million of accelerated performance-based stock option expense, see Note 17) related to stock awards for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

Basic Options

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the fiscal year ended January 1, 2011:

	Basic stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, January 2, 2010	3,512,385	$12.02	$5.13

Granted	417,500	$27.93	$11.80
Exercised	(1,326,099)	$7.31	$3.06
Forfeited	(113,100)	$19.31	$8.07
Expired	(19,200)	$31.53	$14.24

Outstanding, January 1, 2011	2,471,486	$16.75	$7.17

Exercisable, January 1, 2011	1,544,811	$13.19	$5.75

During fiscal 2010, the Company granted 417,500 basic stock options.  In connection with these grants of basic stock options, the Company recognized approximately $954,000 in stock-based compensation expense during the fiscal year ended January 1, 2011.

A summary of basic stock options outstanding and exercisable at January 1, 2011 is as follows:

Outstanding					Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value

$ 3 – $ 5	555,386	0.65	$3.08	$1.30	555,386	0.65	$3.08	$1.30
$ 6 – $ 7	83,000	2.71	$6.98	$4.88	83,000	2.71	$6.98	$4.88
$13 – $19	931,200	6.51	$16.44	$6.95	507,200	5.28	$15.62	$6.72
$20 – $30	801,900	7.71	$25.51	$10.74	308,225	6.05	$23.13	$9.66
$31 – $35	100,000	5.32	$33.35	$14.97	91,000	4.92	$33.34	$15.07
	2,471,486	5.41	$16.75	$7.17	1,544,811	3.61	$13.19	$5.75

At January 1, 2011, the aggregate intrinsic value of all outstanding basic stock options was approximately $31.9 million and the aggregate intrinsic value of currently exercisable basic stock options was approximately $25.6 million.  The intrinsic value of basic stock options exercised during the fiscal year ended January 1, 2011 was approximately $26.9 million.  At January 1, 2011, the total estimated compensation cost related to non-vested basic stock options not yet recognized was approximately $6.3 million with a weighted-average expense recognition period of 2.59 years.

As a result of the retirement of an executive officer during fiscal 2008, the Company recognized approximately $2.2 million of stock-based compensation expense relating to the accelerated vesting of 400,000 performance-based stock options (see Note 17, “Executive Retirement Charges”).

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—STOCK-BASED COMPENSATION:  (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued:

	For the fiscal years ended
	January 1, 2011	January 2, 2010	January 3, 2009

Volatility	34.57%	35.75%	34.16%
Risk-free interest rate	3.02%	2.54%	3.48%
Expected term (years)	7.0	7.0	5.6
Dividend yield	--	--	--

Restricted Stock

Restricted stock awards issued under the Plan vest based upon continued service or performance targets.  Restricted stock awards vest in equal annual installments over a four-year period or cliff vest after a three- or four-year period.  As noted above, the fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our restricted stock award activity during the fiscal year ended January 1, 2011:
	Restricted stock	Weighted-average grant-date fair value

Outstanding, January 2, 2010	449,844	$19.35
Granted	192,233	$27.90
Vested	(117,764)	$21.17
Forfeited	(42,900)	$20.14
Outstanding, January 1, 2011	481,413	$22.21

During the fiscal year ended January 1, 2011, the Company granted 192,233 shares of restricted stock to employees and Directors.  Stock-based compensation expense recorded during the fiscal year ended January 1, 2011 for all restricted stock awards totaled approximately $3.4 million.  The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $7.1 million as of January 1, 2011.

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

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards are expected to be recorded as follows:

(dollars in thousands)	Basic options	Restricted stock	Total

2011	$2,708	$3,119	$5,827
2012	2,106	2,405	4,511
2013	1,282	1,405	2,687
2014	186	204	390
Total	$6,282	$7,133	$13,415

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	January 1, 2011	January 2, 2010
Benefit Obligation (APBO) at beginning of period	$8,045	$8,523
Service cost	73	91
Interest cost	426	452
Actuarial (gain) loss	(607)	42
Curtailment gain	--	(579)
Benefits paid	(532)	(484)

APBO at end of period	$7,405	$8,045

In conjunction with the closure of our Barnesville, Georgia distribution facility (as discussed in Note 15), the Company experienced a partial plan curtailment in fiscal 2009 for its post retirement medical plan for future retirees working in the facility prior to the plan becoming frozen in 1991.  In conjunction with this partial curtailment, a curtailment gain of $0.6 million has been recognized as income in the fiscal year ended January 2, 2010.

Our contribution for these post-retirement benefit obligations was $532,016 in fiscal 2010, $484,078 in fiscal 2009, and $570,231 in fiscal 2008.  We expect that our contribution and benefit payments for post-retirement benefit obligations each year from fiscal 2011 through fiscal 2015 will be approximately $550,000.  We do not pre-fund this plan and as a result there are no plan assets.  The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

Post-retirement benefit obligations under the plan are measured on a discounted basis at an assumed discount rate.  The discount rate used at January 1, 2011 was determined with consideration given to Moody’s Aa Corporate Bond rate, the Barclay Capital Aggregate Bond index, and the Citigroup Pension Discount and Liability index, adjusted for the timing of expected plan distributions.  The discount rate used at January 2, 2010 was determined with consideration given to Moody’s Aa Corporate Bond rate, adjusted for the timing of expected plan distributions.  We believe these indexes reflect a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.  The discount rates used in determining the APBO were as follows:

	January 1, 2011	January 2, 2010
Discount rates	5.5%	5.5%

The components of post-retirement benefit expense charged to operations are as follows:
	For the fiscal years ended
(dollars in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Service cost – benefits attributed to service during the period	$73	$91	$88
Interest cost on accumulated post-retirement benefit obligation	426	452	454
Amortization of net actuarial gain	(22)	(27)	(7)
Curtailment gain	--	(579)	--
Total net periodic post-retirement benefit cost (gain)	$477	$(63)	$535

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	January 1, 2011	January 2, 2010	January 3, 2009
Discount rates	5.5%	5.5%	5.5%

The effects on our plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  At January 1, 2011 and January 2, 2010, the present value of the estimated remaining payments under this plan was approximately $0.6 million and $0.9 million, respectively, and is included in other current and long-term liabilities in the accompanying audited consolidated balance sheets.

The retirement benefits under the OshKosh B’Gosh pension plan were frozen as of December 31, 2005.  The Company’s investment strategy is to invest in a well diversified portfolio consisting of 12-14 mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers.  The target allocation for plan assets is 50% equity securities, 42% intermediate term debt securities, and 8% real estate investments.

Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the United States, with up to 5% of the plan assets invested in international equities.  Fixed income securities include funds holding corporate bonds of companies from diverse industries, and U.S. Treasuries.  Real estate funds include investments in actively managed commercial real estate projects located in the United States.

The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The fair value of the Company’s pension plan assets at January 1, 2011 and January 2, 2010 by asset category were as follows:

	January 1, 2011			January 2, 2010

(dollars in thousands) Asset Category	Total	Quoted prices in active markets for identical assets (level 1)	Significant observable inputs (level 2)	Total	Quoted prices in active markets for identical assets (level 1)	Significant observable inputs (level 2)

Cash	$90	$--	$90	$--	$--	$--
Equity Securities:
U.S. Large-Cap (a)	11,217	7,485	3,732	3,552	--	3,552
U.S. Large-Cap growth	3,748	3,748	--	7,292	7,292	--
U.S. Large-Cap value	--	--	--	3,573	3,573	--
U.S. Mid-Cap blend	2,306	--	2,306	2,189	--	2,189
U.S. Small-Cap blend	2,280	2,280	--	2,165	--	2,165
International blend	2,161	2,161	--	2,018	2,018	--
Fixed income securities:
Corporate bonds (b)	17,684	17,684	--	8,038	8,038	--
Bond and mortgage funds (c)	--	--	--	8,800	--	8,800
Real estate (d)	3,632	1,164	2,468	2,127	--	2,127
	$43,118	$34,522	$8,596	$39,754	$20,921	$18,833

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

During fiscal 2010, the Company reinvested approximately $10.2 million of Level 2 investments into Level 1 mutual funds to further diversify its investment portfolio and limit its investment in group annuity contracts.

Pension liabilities are measured on a discounted basis at an assumed discount rate.  The discount rate used at January 1, 2011 was determined with consideration given to Moody’s Aa Corporate Bond rate, the Barclay Capital Aggregate Bond index, and the Citigroup Pension Discount and Liability index, adjusted for the timing of expected plan distributions.  The discount rate used at January 2, 2010 was determined with consideration given to Moody’s Aa Corporate Bond rate, adjusted for the timing of expected plan distributions.  We believe these indexes reflect a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.  The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.  The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2010	2009
Discount rate	5.5%	5.5%

Net periodic pension cost	2010	2009	2008
Discount rate	5.5%	5.5%	5.5%
Expected long-term rate of return on assets	7.5%	8.0%	8.0%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Interest cost	$2,392	$2,270	$2,248
Expected return on plan assets	(2,875)	(2,612)	(3,774)
Recognized actuarial loss (gain)	135	411	(76)
Net periodic pension (benefit) cost	$(348)	$69	$(1,602)

A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	January 1, 2011	January 2, 2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$44,109	$41,835
Interest cost	2,392	2,270
Actuarial loss	299	1,461
Benefits paid	(1,433)	(1,457)
Projected benefit obligation at end of year	$45,367	$44,109

Change in plan assets:
Fair value of plan assets at beginning of year	$39,754	$33,891
Actual return on plan assets	4,797	7,320
Benefits paid	(1,433)	(1,457)
Fair value of plan assets at end of year	$43,118	$39,754

Unfunded status:
Accrued benefit cost	$(2,249)	$(4,355)

A pension liability of approximately $2.2 million and $4.4 million is included in other long-term liabilities in the accompanying audited consolidated balance sheet for fiscal 2010 and 2009, respectively.  We do not expect to make any contributions to the OshKosh defined benefit plan during fiscal 2011 as the plan's funding exceeds the minimum funding requirements.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

(dollars in thousands) Fiscal Year
2011	$1,490
2012	$1,240
2013	$1,470
2014	$1,440
2015	$1,720
2016-2020	$12,670

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EMPLOYEE BENEFIT PLANS:  (Continued)

We also sponsor a defined contribution plan within the United States.  This plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served.  The plan provides for a discretionary employer match.  Prior to April 2009, the plan provided for an employer match amounting to 100% on the first 3% employee contribution and 50% on the next 2% employee contribution.  The Company’s expense for the defined contribution plan totaled approximately $4.3 million for the fiscal year ended January 1, 2011, $1.8 million for the fiscal year ended January 2, 2010, and $3.0 million for the fiscal year ended January 3, 2009.

NOTE 8—INCOME TAXES:

The provision for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Current tax provision:
Federal	$74,310	$57,740	$38,813
State	7,332	7,453	4,908
Foreign	902	725	607
Total current provision	82,544	65,918	44,328
Deferred tax provision (benefit):
Federal	3,751	1,831	(937)
State	619	439	616
Total deferred provision (benefit)	4,370	2,270	(321)
Total provision	$86,914	$68,188	$44,007

The foreign portion of the current tax position relates primarily to foreign tax withholdings related to our foreign royalty income.

There was no income or (loss) before taxes attributable to foreign income for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009.

The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	January 1, 2011	January 2, 2010	January 3, 2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	2.9	3.0
Settlement of uncertain tax positions	(0.4)	(0.8)	(1.5)
Federal tax-exempt income	--	--	(0.4)
Total	37.2%	37.1%	36.1%

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  During fiscal 2009, the Internal Revenue Service completed an income tax audit for fiscal 2006 and 2007.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2007.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

In accordance with accounting guidance on uncertain tax positions, the following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at December 29, 2007	$9,644
Additions based on tax positions related to fiscal 2008	1,900
Reductions for prior year tax positions	(150)
Reductions for lapse of statute of limitations	(949)
Reductions for prior year tax settlements	(3,171)
Balance at January 3, 2009	7,274
Additions based on tax positions related to fiscal 2009	2,002
Reductions for prior year tax positions	--
Reductions for lapse of statute of limitations	(402)
Reductions for prior year tax settlements	(1,143)
Balance at January 2, 2010	7,731
Additions based on tax positions related to fiscal 2010	2,150
Reductions for prior year tax positions	--
Reductions for lapse of statute of limitations	(1,200)
Reductions for prior year tax settlements	--
Balance at January 1, 2011	$8,681

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

During fiscal 2009, we recognized approximately $1.5 million in tax benefits consisting of $1.1 million due to the completion of the Internal Revenue Service audit for fiscal 2006 and 2007 and approximately $0.4 million due to various statute closures.  During fiscal 2010, we recognized approximately $1.2 million in tax benefits due to various statute closures.

All of the Company’s reserve for unrecognized tax benefits as of January 1, 2011, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $2.0 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition may impact our annual effective tax rate for fiscal 2011 and the effective tax rate in the quarter in which the benefits are recognized.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES:  (Continued)

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal year ended January 1, 2011, the Company recognized a nominal amount of interest expense consisting of interest expense on unrecognized positions offset by the expiration of various state statute of limitations.  During the fiscal year ended January 2, 2010, the Company recognized a net reduction in interest expense of approximately $0.1 million, primarily related to the successful resolution of the Internal Revenue Service audit for 2006 and 2007 in addition to the settlement of tax positions due to the expiration of the applicable statute of limitations.  During the fiscal year ended January 3, 2009, the Company recognized a net reduction in interest expense of approximately $0.7 million, primarily related to the successful resolution of the Internal Revenue Service audit for 2004 and 2005 in addition to the settlement of tax positions due to the expiration of the applicable statute of limitations.  The Company had approximately $0.6 million of interest accrued as of January 1, 2011 and January 2, 2010.

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	January 1, 2011	January 2, 2010
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$8,664	$10,954
Inventory	7,988	5,858
Accrued liabilities	10,024	10,929
Equity-based compensation	6,416	6,023
Deferred employee benefits	4,101	5,397
Deferred rent	6,137	4,304
Other	4,241	5,270
Total deferred tax assets	$47,571	$48,735

Deferred tax liabilities:
Depreciation	$(14,074)	$(10,120)
Tradename and licensing agreements	(113,891)	(114,360)
Other	(1,876)	(1,512)
Total deferred tax liabilities	$(129,841)	$(125,992)

The net deferred tax liability is classified on our accompanying audited consolidated balance sheets as follows:

(dollars in thousands)	January 1, 2011	January 2, 2010
	Assets (Liabilities)
Current net deferred tax asset	$31,547	$33,419
Non-current net deferred tax liability	(113,817)	(110,676)
Total deferred tax liability	$(82,270)	$(77,257)

NOTE 9—FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS: (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	January 1, 2011			January 2, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$226.5	$--	$--	$--	$130.0	$--

Liabilities
Interest rate swaps	$--	$--	$--	$--	$1.3	$--

At January 1, 2011, we had approximately $151.5 million of cash invested in money market deposit accounts ($73.3 million in Bank of America and $78.2 million in JP Morgan) and $75.0 million in U.S. Treasury bills.

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

Our former senior credit facility required us to hedge at least 25% of our variable rate debt under this facility.  The Company historically entered into interest rate swap agreements in order to hedge the risk of interest rate fluctuations.  These interest rate swap agreements were designated as cash flow hedges of the variable interest payments on a portion of our variable rate former term loan debt.  Our interest rate swap agreements were traded in the over-the-counter market.  Fair values were based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.  Our interest rate swap agreements were classified as current as their terms span less than one year.

In connection with the repayment of the Company’s former term loan, the Company terminated its two remaining interest rate swap agreements totaling $100.0 million originally scheduled to mature in January 2011.

As of January 2, 2010, approximately $238.9 million of our $334.5 million of outstanding debt was hedged under interest rate swap agreements.

In fiscal 2006, the Company entered into an interest rate collar agreement which covered $100 million of our variable rate former term loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The interest rate collar agreement matured on January 31, 2009.

The fair value of our derivative instruments in our accompanying audited consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

January 1, 2011	Prepaid expenses and other current assets	$--	Other current liabilities	$--

January 2, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$1.3

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS: (Continued)

The effect of derivative instruments designated as cash flow hedges on our accompanying consolidated financial statements were as follows:

	For the year ended January 1, 2011		For the year ended January 2, 2010
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$3,042	$(1,713)	$4,201	$(2,935)

NOTE 10—LEASE COMMITMENTS:

Rent expense under operating leases was approximately $70,080,000 for the fiscal year ended January 1, 2011, $65,239,000 for the fiscal year ended January 2, 2010, and $57,914,000 for the fiscal year ended January 3, 2009.

Minimum annual rental commitments under current noncancellable operating leases as of January 1, 2011 were as follows:

(dollars in thousands)
Fiscal Year	Buildings (primarily retail stores)	Distribution center equipment	Data processing equipment	Transportation equipment	Total noncancellable leases
2011	$65,979	$298	$1,025	$16	$67,318
2012	60,171	23	627	--	60,821
2013	55,452	17	58	--	55,527
2014	48,173	--	--	--	48,173
2015	35,924	--	--	--	35,924
Thereafter	111,609	--	--	--	111,609
Total	$377,308	$338	$1,710	$16	$379,372

We currently operate 486 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,600 square feet.  Generally, the majority of our leases have an average term of approximately ten years.

In accordance with accounting guidance on leases, we review all of our leases to determine whether they qualify as operating or capital leases.  As of January 1, 2011, all of our leases are classified as operating.  Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term.  We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term.  Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES:

A shareholder class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia entitled Plymouth County Retirement System v. Carter’s, Inc., No. 1:08-CV-02940-JOF (the “Plymouth Action”).  The Amended Complaint filed on May 12, 2009 in the Plymouth Action asserted claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleged that between February 1, 2006 and July 24, 2007, the Company and certain current and former executives made misrepresentations to investors regarding the successful integration of OshKosh into the Company’s business, and that the share price of the Company’s stock later fell when the market learned that the integration had not been as successful as represented. Defendants in the Plymouth Action filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009, and briefing of that motion was complete on October 22, 2009.

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter’s, Inc., No. 1:09-CV-3196-JOF (the “Mylroie Action”).  The initial Complaint in the Mylroie Action asserted claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleged that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made misstatements to investors regarding the Company’s accounting for discounts offered to some wholesale customers.  The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the “Consolidated Action”).  On March 15, 2010, the plaintiffs in the Consolidated Action filed their amended and consolidated complaint.  The Company filed a motion to dismiss on April 30, 2010, and briefing of the motion was complete on July 23, 2010.  The parties are awaiting an oral argument date and/or a decision from the Court.  The Company intends to vigorously defend against the claims in the Consolidated Action.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the “Alvarado Action”).  The Complaint in the Alvarado Action alleges, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company’s accounting for discounts offered to some wholesale customers.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  Pursuant to a series of stipulations among the parties, the Court has temporarily deferred the defendants’ obligation to respond to the Complaint pending timely resolution of the motions to dismiss filed in the Consolidated Action referenced above.

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

As of January 1, 2011, we have entered into various purchase order commitments with our suppliers for merchandise for resale that approximates $530.4 million.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

(dollars in thousands)	January 1, 2011	January 2, 2010
Accrued bonuses and incentive compensation	$20,681	$19,958
Accrued income taxes	7,962	7,702
Accrued workers’ compensation	7,515	9,289
Accrued 401(k)	4,330	1,030
Accrued salaries and wages	3,933	3,550
Accrued sales and use taxes	3,896	3,586
Accrued gift certificates	3,227	2,928
Accrued severance and relocation	3,071	7,111
Other current liabilities	12,276	14,414
Total	$66,891	$69,568

NOTE 13—VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves
Balance, December 29, 2007	$4,593	$150
Additions, charged to expense	7,855	1,315
Charges to reserve	(7,431)	(1,315)
Balance, January 3, 2009	5,017	150
Additions, charged to expense	1,492	971
Charges to reserve	(4,293)	(721)
Balance, January 2, 2010	2,216	400
Additions, charged to expense	5,163	268
Charges to reserve	(4,528)	(268)
Balance, January 1, 2011	$2,851	$400

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION:  (Continued)

The table below presents certain segment information for the periods indicated:

(dollars in thousands)	For the fiscal years ended
	January 1, 2011	% of Total	January 2, 2010	% of Total	January 3, 2009	% of Total
Net sales:

Wholesale-Carter’s	$601,580	34.4%	$521,307	32.8%	$488,594	32.7%
Retail-Carter’s (a)	546,233	31.2%	489,740	30.8%	422,436	28.3%
Mass Channel-Carter’s	254,809	14.6%	240,819	15.1%	254,291	17.0%
Carter’s total net sales	1,402,622	80.2%	1,251,866	78.7%	1,165,321	78.0%

Wholesale-OshKosh	81,747	4.7%	80,522	5.1%	80,069	5.3%
Retail-OshKosh (a)	264,887	15.1%	257,289	16.2%	249,130	16.7%
OshKosh total net sales	346,634	19.8%	337,811	21.3%	329,199	22.0%

Total net sales	$1,749,256	100.0%	$1,589,677	100.0%	$1,494,520	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales

Wholesale-Carter’s	$130,440	21.7%	$103,730	19.9%	$80,785	16.5%
Retail-Carter’s (a)	115,104	21.1%	97,349	19.9%	67,013	15.9%
Mass Channel-Carter’s	33,578	13.2%	40,194	16.7%	33,279	13.1%

Carter’s operating income	279,122	19.9%	241,273	19.3%	181,077	15.5%

Wholesale-OshKosh	5,996	7.3%	7,025	8.7%	1,379	1.7%
Retail-OshKosh (a)	17,529	6.6%	21,532	8.4%	9,111	3.7%
Mass Channel-OshKosh (b)	3,055	--	2,839	--	3,187	--

OshKosh operating income	26,580	7.7%	31,396	9.3%	13,677	4.2%

Segment operating income	305,702	17.5%	272,669	17.2%	194,754	13.0%

Corporate expenses (c)	(62,446)	(3.6%)	(59,603)	(3.7%)	(46,822)	(3.1%)

Workforce reduction, facility write-down, and closure costs (d)	--	--	(11,736)	(0.7%)	(2,609)	(0.2%)

Investigation expenses (e)	--	--	(5,717)	(0.4%)	--	--

Executive retirement charges (f)	--	--	--	--	(5,325)	(0.4%)

Net corporate expenses	(62,446)	(3.6%)	(77,056)	(4.8%)	(54,756)	(3.7%)

Total operating income	$243,256	13.9%	$195,613	12.3%	$139,998	9.4%

(a)	Includes eCommerce results.
(b)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
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

(e)	Professional service fees related to the investigation of margin support commitments.
(f)	Charges associated with an executive officer’s retirement.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION:  (Continued)

In fiscal 2010 and 2009, one customer accounted for approximately 10% of our consolidated net sales.  In fiscal 2008, two customers accounted for approximately 10% of our consolidated net sales.

The table below represents inventory, net, by segment:

(dollars in thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Wholesale-Carter’s	$141,610	$99,051	$86,221
Wholesale-OshKosh	35,134	32,963	31,442
Retail-Carter’s	44,798	34,268	30,629
Retail-OshKosh	25,800	17,758	18,862
Mass Channel-Carter’s	51,167	29,960	36,332
Total	$298,509	$214,000	$203,486

Wholesale inventories include inventory produced and warehoused for the retail segment.

All of our property, plant, and equipment, net, for the past three fiscal years have been located within the United States.

The following represents goodwill by segment:

(dollars in thousands)	Wholesale – Carter’s	Wholesale – OshKosh	Retail – Carter’s	Retail –OshKosh	Mass Channel – Carter’s	Total

Balance at January 3, 2009
Goodwill	$51,814	$35,995	$82,025	$106,891	$2,731	$279,456
Accumulated impairment losses	--	(35,995)	--	(106,891)	--	(142,886)
	$51,814	$--	$82,025	$--	$2,731	$136,570

Balance at January 2, 2010
Goodwill	$51,814	$35,995	$82,025	$106,891	$2,731	$279,456
Accumulated impairment losses	--	(35,995)	--	(106,891)	--	(142,886)
	$51,814	$--	$82,025	$--	$2,731	$136,570

Balance at January 1, 2011
Goodwill	$51,814	$35,995	$82,025	$106,891	$2,731	$279,456
Accumulated impairment losses	--	(35,995)	--	(106,891)	--	(142,886)
	$51,814	$--	$82,025	$--	$2,731	$136,570

NOTE 15—WORKFORCE REDUCTION, FACILITY WRITE-DOWN, AND CLOSURE COSTS:

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

NOTE 15—WORKFORCE REDUCTION, FACILITY WRITE-DOWN, AND CLOSURE COSTS:  (Continued)

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

The following table summarizes restructuring reserves related to the corporate workforce reduction which are included in other current liabilities on the accompanying consolidated balance sheet:

(dollars in thousands)	Severance and other one-time benefits

Balance at April 4, 2009	$3,300
Provision	2,200
Payments	(3,000)
Balance at January 2, 2010	2,500
Provision	--
Payments	(2,200)
Adjustment	(300)
Balance at January 1, 2011	$--

Barnesville Distribution Facility Closure

On April 2, 2009, the Company announced to affected employees a plan to close its Barnesville, Georgia distribution facility.  Approximately 210 employees were affected by this closure.  Operations at the Barnesville facility ceased on June 1, 2009.

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

In conjunction with the plan to close the Barnesville, Georgia distribution facility, the Company recorded approximately $4.3 million during fiscal 2009, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.  On February 21, 2011, the Company sold the facility for zero net proceeds.

        The following table summarizes restructuring reserves related to the closure of the Barnesville, Georgia distribution facility which are included in other current liabilities on the accompanying consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total

Balance at April 4, 2009	$1,700	$500	$2,200
Provision	--	--	--
Payments	(1,250)	--	(1,250)
Adjustments	(400)	--	(400)
Balance at January 2, 2010	50	500	550
Provision	--	--	--
Payments	--	(100)	(100)
Adjustments	(50)	--	(50)
Balance at January 1, 2011	$--	$400	$400

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—WORKFORCE REDUCTION, FACILITY WRITE-DOWN, AND CLOSURE COSTS:  (Continued)

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—UNAUDITED QUARTERLY FINANCIAL DATA:

The unaudited summarized financial data by quarter for the fiscal years ended January 1, 2011 and January 2, 2010 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2010:
Net sales	$409,049	$327,009	$517,928	$495,270
Gross profit	166,810	130,251	192,803	184,008
Selling, general, and administrative expenses	105,295	104,468	123,321	135,108
Royalty income	9,654	7,640	10,396	9,886
Operating income	71,169	33,423	79,878	58,786
Net income	42,825	19,096	49,657	34,894
Basic net income per common share	0.73	0.32	0.84	0.61
Diluted net income per common share	0.71	0.32	0.83	0.60
2009:
Net sales	$357,162	$326,329	$481,506	$424,680
Gross profit	127,722	124,710	185,564	166,358
Selling, general, and administrative expenses	99,130	99,843	115,225	114,476
Royalty income	8,762	7,472	10,637	9,550
Operating income	28,934	29,359	80,976	56,344
Net income	16,604	16,634	49,406	32,996
Basic net income per common share	0.29	0.29	0.86	0.57
Diluted net income per common share	0.28	0.28	0.84	0.56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 1, 2011.

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

Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 1, 2011.

The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Actions

In our Annual Report on Form 10-K for the year ended January 2, 2010, management identified material weaknesses in our internal control over financial reporting with respect to internal controls associated with its customer accommodations processes and the control environment of the sales organization.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to these material weaknesses, management has implemented the following remediation actions during the fiscal year ended January 1, 2011:

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

Management has determined as of January 1, 2011, that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weaknesses regarding its internal controls associated with its customer accommodations processes and the control environment of the sales organization have been remediated.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended January 1, 2011, the Company completed its remediation effort related to reemphasizing to all employees the availability of the Company’s Financial Accounting and Reporting Hotline and communicating information to the Company’s vendors and customers about this Hotline, which is available to both Company employees and its business partners.  This completed remediation effort represents changes in internal control over financial reporting during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. to be held on May 13, 2011.  Carter’s, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	2,471,486	$16.75	1,257,571
Equity compensation plans not approved by security holders	--	--	--
Total	2,471,486	$16.75	1,257,571

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc.’s Amended and Restated 2003 Equity Incentive Plan.

Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 12, 2006.*******

3.2	By-laws of Carter’s, Inc.**

4.1	Specimen Certificate of Common Stock. ***

10.1
Credit Agreement dated as of October 15, 2010, among The William Carter Company, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Royal Bank of Canada, SunTrust Bank and U.S. Bank National Association, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Bookrunning Manager, and certain other lenders party thereto. *********

10.2	Amended and Restated Severance Agreement between The William Carter Company and Michael D. Casey, dated as of March 2, 2011.

10.3	Severance Agreement between The William Carter Company and Lisa A. Fitzgerald, dated as of March 2, 2011.

10.4	Amended and Restated Severance Agreement between The William Carter Company and Greg Foglesong, dated as of March 2, 2011.

10.5	Amended and Restated Severance Agreement between The William Carter Company and Brendan M. Gibbons, dated as of March 2, 2011.

10.6	Amended and Restated Severance Agreement between The William Carter Company and Brian J. Lynch, dated as of March 2, 2011.

10.7	Amended and Restated Severance Agreement between Carter’s Retail, Inc. and James C. Petty, dated as of March 2, 2011.

10.8	Amended and Restated Severance Agreement between The William Carter Company and Richard F. Westenberger, dated as of March 2, 2011.

10.9	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001. *

10.10	Amended and Restated Severance Agreement between The William Carter Company and Jill Wilson, dated as of March 2, 2011.

10.11	Amended and Restated 2003 Equity Incentive Plan. ********

10.12	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C.*

10.13	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter's, Inc. and the stockholders of Carter's, Inc., as amended. ***

10.14	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C.**

10.15	Amended and Restated Annual Incentive Compensation Plan. ******

10.16
Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA). ****

10.17
Fifth Amendment dated November 4, 2010 to the Lease Agreement dated February 16, 2001, between The William Carter Company and John Hancock Life Insurance Company (USA), as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA), and by that certain Fourth Amendment dated December 21, 2004.

10.18
Sixth Amendment dated November 15, 2010 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA), by that certain Fourth Amendment dated December 21, 2004, and by that certain Fifth Amendment dated November 4, 2010 between The William Carter Company and John Hancock Life Insurance Company (USA).

10.19	The William Carter Company Severance plan, dated as of March 1, 2009.

10.20	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010.

21	Subsidiaries of Carter’s, Inc. *****

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification
*	Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

**	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.

***	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.

*****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 15, 2006.

******	Incorporated by reference to Carter’s, Inc.’s Schedule 14A filed on April 11, 2006.

*******	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 28, 2007.

********	Incorporated by reference to Carter’s, Inc.’s Schedule 14A filed on April 6, 2009.

*********	Incorporated by reference to Carter’s, Inc.’s Form 8-K filed on October 21, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on March 2, 2011.

CARTER’S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director
Amy Woods Brinkley

/s/ VANESSA J. CASTAGNA	Director
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director
Jevin S. Eagle

/s/ PAUL FULTON	Director
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director
William J. Montgoris

/s/ DAVID PULVER	Director
David Pulver

/s/ JOHN R. WELCH	Director
John R. Welch

/s/ THOMAS E. WHIDDON	Director
Thomas E. Whiddon