Form 10-Q
period 2011-04-02
CARTERS INC
filed 2011-04-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 29, 2011
Common stock, par value $0.01 per share	57,761,103

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	April 2, 2011	January 1, 2011	April 3, 2010

ASSETS
Current assets:
Cash and cash equivalents	$248,871	$247,382	$365,865
Accounts receivable, net	160,057	121,453	118,888
Finished goods inventories, net	217,458	298,509	143,125
Prepaid expenses and other current assets	19,650	17,372	10,439
Deferred income taxes	26,667	31,547	26,352

Total current assets	672,703	716,263	664,669
Property, plant, and equipment, net	92,553	94,968	85,783
Tradenames	305,733	305,733	305,733
Goodwill	136,570	136,570	136,570
Deferred debt issuance costs, net	3,155	3,332	2,189
Licensing agreements, net	--	--	957
Other assets	322	316	307

Total assets	$1,211,036	$1,257,182	$1,196,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$--	$--	$3,503
Accounts payable	53,077	116,481	40,689
Other current liabilities	49,640	66,891	54,230

Total current liabilities	102,717	183,372	98,422
Long-term debt	236,000	236,000	330,145
Deferred income taxes	112,453	113,817	109,018
Other long-term liabilities	46,873	44,057	41,935

Total liabilities	498,043	577,246	579,520

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 2, 2011, January 1, 2011, and April 3, 2010	--	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 57,761,103, 57,493,567, and 59,390,706 shares issued and outstanding at April 2, 2011, January 1, 2011, and April 3, 2010, respectively	578	575	594
Additional paid-in capital	211,531	210,600	252,990
Accumulated other comprehensive loss	(1,890)	(1,890)	(3,900)
Retained earnings	502,774	470,651	367,004

Total stockholders’ equity	712,993	679,936	616,688

Total liabilities and stockholders’ equity	$1,211,036	$1,257,182	$1,196,208

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended
	April 2, 2011	April 3, 2010

Net sales	$469,000	$409,049
Cost of goods sold	311,194	242,239

Gross profit	157,806	166,810
Selling, general, and administrative expenses	113,501	105,295
Royalty income	(9,329)	(9,654)

Operating income	53,634	71,169
Interest expense, net	1,850	2,444

Income before income taxes	51,784	68,725
Provision for income taxes	19,661	25,900

Net income	$32,123	$42,825

Basic net income per common share (Note 12)	$0.56	$0.73
Diluted net income per common share (Note 12)	$0.55	$0.71

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the three-month periods ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$32,123	$42,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,130	7,882
Amortization of debt issuance costs	177	280
Non-cash stock-based compensation expense	2,151	1,690
Income tax benefit from exercised stock options	(407)	(8,263)
Loss (gain) on disposal/sale of property, plant, and equipment	100	(181)
Deferred income taxes	3,353	5,469
Effect of changes in operating assets and liabilities:
Accounts receivable	(38,604)	(36,794)
Inventories	81,051	70,875
Prepaid expenses and other assets	(2,284)	673
Accounts payable and other liabilities	(76,496)	(61,028)

Net cash provided by operating activities	9,294	23,428

Cash flows from investing activities:
Capital expenditures	(6,813)	(8,223)
Proceeds from sale of property, plant, and equipment	--	286

Net cash used in investing activities	(6,813)	(7,937)

Cash flows from financing activities:
Payments on Term Loan	--	(875)
Income tax benefit from exercised stock options	407	8,263
Withholdings from vesting of restricted stock	(1,406)	(517)
Proceeds from exercise of stock options	7	8,462

Net cash (used in) provided by financing activities	(992)	15,333

Net increase in cash and cash equivalents	1,489	30,824
Cash and cash equivalents, beginning of period	247,382	335,041

Cash and cash equivalents, end of period	$248,871	$365,865

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 1, 2011	$575	$210,600	$(1,890)	$470,651	$679,936
Exercise of stock options (2,520 shares)	--	7	--	--	7
Withholdings from vesting of restricted stock (49,584 shares)	--	(1,406)	--	--	(1,406)
Income tax benefit from exercised stock options	--	407	--	--	407
Restricted stock activity	3	(3)	--	--	--
Stock-based compensation expense	--	1,926	--	--	1,926
Comprehensive income:
Net income	--	--	--	32,123	32,123
Total comprehensive income	--	--	--	32,123	32,123
Balance at April 2, 2011	$578	$211,531	$(1,890)	$502,774	$712,993

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and related brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, for our 316 Carter’s and 179 OshKosh retail stores, and our eCommerce business that market our brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our financial position as of April 2, 2011 and April 3, 2010, the results of our operations for the three-month periods ended April 2, 2011 and April 3, 2010, cash flows for the three-month periods ended April 2, 2011 and April 3, 2010 and changes in stockholders’ equity for the three-month period ended April 2, 2011.  Operating results for the three-month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  Our accompanying condensed consolidated balance sheet as of January 1, 2011 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q.  The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K in the notes to our audited consolidated financial statements for the fiscal year ended January 1, 2011.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2011 reflect our financial position as of April 2, 2011.  The first quarter of fiscal 2010 ended on April 3, 2010.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

NOTE 3 – COMPREHENSIVE INCOME:

Comprehensive income is summarized as follows:
	For the three-month periods ended
(dollars in thousands)	April 2, 2011	April 3, 2010
Net income	$32,123	$42,825
Unrealized gain on interest rate swap agreements, net of tax of $98	--	166
Total comprehensive income	$32,123	$42,991

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 4 – LONG-TERM DEBT:

Long-term debt consisted of the following:
(dollars in thousands)	April 2, 2011	January 1, 2011	April 3, 2010
Revolving credit facility	$236,000	$236,000	$--
Former term loan	--	--	333,648
Current maturities	--	--	(3,503)
Total long-term debt	$236,000	$236,000	$330,145

On October 15, 2010, the Company entered into a new $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The new revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  At April 2, 2011 and January 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $8.6 million of outstanding letters of credit, at an effective interest rate of 2.50% and 2.51%, respectively.

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

The Company’s former senior credit facility was comprised of a $333.6 million term loan (the “former term loan”) and a $125 million revolving credit facility (the “former revolver”) (including a sub-limit for letters of credit of $80 million).  There were no borrowings outstanding under the former revolver, exclusive of approximately $8.6 million of outstanding letters of credit at April 3, 2010.  Amounts borrowed under the former term loan had an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest was payable at the end of interest rate reset periods, which vary in length but in no case exceeded 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rate on former term loan borrowings as of April 3, 2010 was 1.75%.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill as of April 2, 2011, represents the excess of the cost of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001 over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  Our Carter’s goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.

 The Company’s intangible assets were as follows:
		April 2, 2011			January 1, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$19,100	$--	$19,100	$19,100	$--

		April 3, 2010
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$18,143	$957

(1)  $51.8 million of which relates to Carter’s wholesale segment, $82.0 million of which relates to Carter’s retail segment, and $2.7 million of which relates to Carter’s mass channel segment.

Amortization expense for intangible assets was approximately $0.8 million for the three-month period ended April 3, 2010.  All intangible assets subject to amortization were fully amortized as of January 1, 2011.

NOTE 6 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  Previously, the Internal Revenue Service completed an income tax audit through fiscal 2007.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2007.

As of April 2, 2011, the Company had gross unrecognized tax benefits of approximately $9.3 million, $6.4 million of which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits as of April 2, 2011, are approximately $2.0 million of reserves for which the statute of limitations is expected to expire in the third or fourth quarter of fiscal 2011.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may impact our annual effective tax rate for fiscal 2011 and the effective tax rate in the quarter in which the benefits are recognized.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – INCOME TAXES:  (Continued)

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the first quarter of fiscal 2011 and 2010, the Company recognized interest expense on uncertain tax positions of approximately $0.1 million.  The Company had approximately $0.7 million, $0.6 million, and $0.6 million of interest accrued as of April 2, 2011, January 1, 2011, and April 3, 2010, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	April 2, 2011			January 1, 2011			April 3, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$175.4	$--	$--	$226.5	$--	$--	$--	$342.1	$--

Liabilities
Interest rate swap agreements	$--	$--	$--	$--	$--	$--	$--	$1.1	$--

At April 2, 2011, we had approximately $50.4 million of cash invested in money market deposit accounts ($0.2 million in Bank of America and $50.2 million in JP Morgan) and $125.0 million in U.S. Treasury bills.

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – FAIR VALUE MEASUREMENTS:  (Continued)

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
April 2, 2011	Prepaid expenses and other current assets	$--	Other current liabilities	$--
January 1, 2011	Prepaid expenses and other current assets	$--	Other current liabilities	$--
April 3, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$1.1

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements was as follows:

	For the three-month period ended April 2, 2011		For the three-month period ended April 3, 2010
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$--	$--	$166	$(622)

(1)  Amount recognized in accumulated other comprehensive income (loss), net of tax benefit of $98,000 for the three-month period ended April 3, 2010.

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	April 2, 2011	April 3, 2010

Service cost – benefits attributed to service during the period	$18	$23
Interest cost on accumulated post-retirement benefit obligation	106	133
Amortization of net actuarial gain	(5)	(7)
Total net periodic post-retirement benefit cost	$119	$149

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  The component of pension expense charged to operations is as follows:

	For the three-month periods ended
(dollars in thousands)	April 2, 2011	April 3, 2010

Interest cost on accumulated pension benefit obligation	$8	$12

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended
(dollars in thousands)	April 2, 2011	April 3, 2010

Interest cost on accumulated pension benefit obligation	$614	$598
Expected return on assets	(778)	(719)
Amortization of actuarial loss	--	34
Total net periodic pension benefit	$(164)	$(87)

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – COMMON STOCK:

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares (the “2007 Authorization”).  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares (the “2010 Authorization”).  The Company has completed repurchase of outstanding shares in the amount totaling the entire $100 million approved under the 2007 Authorization.  Under the 2010 Authorization, the Company has repurchased and retired 1,686,830 shares, or approximately $41.1 million, of its common stock at an average price of $24.37 per share.  The total remaining capacity under this authorization was approximately $58.9 million as of April 2, 2011.  This authorization has no expiration date.

The Company did not repurchase any shares of its common stock during the three-month periods ended April 2, 2011 and April 3, 2010.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

NOTE 10 – STOCK-BASED COMPENSATION:

Under our 2003 Amended and Restated Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, performance-based stock awards, and cash payments intended to help defray the cost of awards.  Our Compensation Committee approved an amendment to the Plan on February 24, 2011, which, if approved by the shareholders at the Annual Meeting to be held on May 13, 2011, will become effective on that date.  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three-month period ended April 2, 2011.

Assumptions

Volatility	34.96%
Risk-free interest rate	2.87%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock activity during the three-month period ended April 2, 2011:

	Time-based stock options	Restricted stock

Outstanding, January 1, 2011	2,471,486	481,413

Granted	366,600	324,200
Exercised	(2,520)	--
Vested restricted stock	--	(141,287)
Forfeited	(21,550)	(9,600)
Expired	(5,000)	--

Outstanding, April 2, 2011	2,809,016	654,726

Exercisable, April 2, 2011	1,746,954	--

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – STOCK-BASED COMPENSATION:  (Continued)

During the three-month period ended April 2, 2011, we granted 366,600 time-based stock options with a weighted-average Black-Scholes fair value of $12.00 per share and a weighted-average exercise price of $28.44 per share.  In connection with this grant, we recognized approximately $107,000 in stock-based compensation expense during the three-month period ended April 2, 2011.

During the three-month period ended April 2, 2011, we granted 324,200 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $28.43.  In connection with this grant, we recognized approximately $177,000 in stock-based compensation expense during the three-month period ended April 2, 2011.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2011 (period from April 3 through December 31, 2011)	$2,715	$3,871	$6,586
2012	3,090	4,671	7,761
2013	2,280	3,574	5,854
2014	1,218	2,442	3,660
Total	$9,303	$14,558	$23,861

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – SEGMENT INFORMATION:

We report segment information in accordance with accounting guidance on segment reporting, which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  We report our corporate expenses separately as they are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of our reportable segments.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	April 2, 2011	% of Total	April 3, 2010	% of Total
Net sales:

Carter’s:
Wholesale	$187,878	40.1%	$146,258	35.7%
Retail (a)	137,862	29.4%	118,139	28.9%
Mass Channel	66,636	14.2%	67,920	16.6%
Carter’s total net sales	392,376	83.7%	332,317	81.2%

OshKosh:
Retail (a)	53,994	11.5%	55,145	13.5%
Wholesale	22,630	4.8%	21,587	5.3%
OshKosh total net sales	76,624	16.3%	76,732	18.8%

Total net sales	$469,000	100.0%	$409,049	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$34,707	18.5%	$40,297	27.6%
Retail (a)	27,353	19.8%	26,143	22.1%
Mass Channel	5,445	8.2%	12,794	18.8%

Carter’s operating income	67,505	17.2%	79,234	23.8%

OshKosh:
Retail (a)	(6,073)	(11.2%)	1,963	3.6%
Wholesale	2,625	11.6%	3,593	16.6%
Mass Channel (b)	808	--	766	--

OshKosh operating (loss) income	(2,640)	(3.4%)	6,322	8.2%

Segment operating income	64,865	13.8%	85,556	20.9%

Corporate expenses (c)	(11,231)	(2.4%)	(14,387)	(3.5%)

Total operating income	$53,634	11.4%	$71,169	17.4%

(a)	Includes eCommerce results.
(b)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
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

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:
	For the three-month periods ended
	April 2, 2011	April 3, 2010

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,049,228	58,307,332
Dilutive effect of unvested restricted stock	141,851	116,950
Dilutive effect of stock options	694,932	958,484
Diluted number of common and common equivalent shares outstanding	57,866,011	59,382,766

Basic net income per common share:
Net income	$32,123,000	$42,825,000
Income allocated to participating securities	(364,477)	(381,913)
Net income available to common shareholders	$31,758,523	$42,443,087

Basic net income per common share	$0.56	$0.73

Diluted net income per common share:
Net income	$32,123,000	$42,825,000
Income allocated to participating securities	(360,140)	(375,790)
Net income available to common shareholders	$31,762,860	$42,449,210

Diluted net income per common share	$0.55	$0.71

For the three-month period ended April 2, 2011, anti-dilutive shares of 945,050, were excluded from the computations of diluted earnings per share and for the three-month period ended April 3, 2010, anti-dilutive shares of 581,900 were excluded from the computations of diluted earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2011 reflect our financial position as of April 2, 2011.  The first quarter of fiscal 2010 ended on April 3, 2010.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	April 2, 2011	April 3, 2010
Net sales:
Carter’s:
Wholesale	40.1%	35.7%
Retail	29.4	28.9
Mass Channel	14.2	16.6
Carter’s total net sales	83.7	81.2

OshKosh:
Retail	11.5	13.5
Wholesale	4.8	5.3
OshKosh total net sales	16.3	18.8

Consolidated net sales	100.0%	100.0%
Cost of goods sold	66.4	59.2

Gross profit	33.6	40.8
Selling, general, and administrative expenses	24.2	25.7
Royalty income	(2.0)	(2.3)

Operating income	11.4	17.4
Interest expense, net	0.4	0.6

Income before income taxes	11.0	16.8
Provision for income taxes	4.2	6.3

Net income	6.8%	10.5%

Number of retail stores at end of period:
Carter’s	316	281
OshKosh	179	172
Total	495	453

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:  (Continued)

Three-month period ended April 2, 2011 compared to the three-month period ended April 3, 2010

CONSOLIDATED NET SALES

In the first quarter of fiscal 2011, consolidated net sales increased $60.0 million, or 14.7%, to $469.0 million and primarily reflects growth in our Carter’s wholesale and retail segments.

	For the three-month periods ended
(dollars in thousands)	April 2, 2011	% of Total	April 3, 2010	% of Total
Net sales:
Carter’s:
Wholesale	$187,878	40.1%	$146,258	35.7%
Retail	137,862	29.4%	118,139	28.9%
Mass Channel	66,636	14.2%	67,920	16.6%
Carter’s total net sales	392,376	83.7%	332,317	81.2%

OshKosh:
Retail	53,994	11.5%	55,145	13.5%
Wholesale	22,630	4.8%	21,587	5.3%
OshKosh total net sales	76,624	16.3%	76,732	18.8%

Total net sales	$469,000	100.0%	$409,049	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $41.6 million, or 28.5%, in the first quarter of fiscal 2011 to $187.9 million.  The increase in Carter’s brand wholesale sales was driven primarily by a 34% increase in units shipped, partially offset by a 4% decrease in average price per unit, as compared to the first quarter of fiscal 2010.  The growth in units shipped was driven by an increase in shipments in the off-price channel and strong over-the-counter performance of our product offerings.  Average prices decreased as a result of the increase in off-price sales.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $19.7 million, or 16.7%, in the first quarter of fiscal 2011 to $137.9 million.  The increase was driven by incremental sales of $18.3 million generated by new store openings and eCommerce sales and a comparable store sales increase of 1.2%, or $1.4 million.

On a comparable store basis, units per transaction increased 4.6%, transactions decreased 1.8%, and average prices decreased 1.4% as compared to the first quarter of fiscal 2010.  We believe poor weather and a later Easter holiday as compared to the prior year contributed to the decrease in transactions.  The decrease in average prices was due to higher levels of promotional activity.

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

During the first quarter of fiscal 2011, we opened ten Carter’s retail stores. As of April 2, 2011, there were 316 Carter’s retail stores.  In total, we plan to open 55 and close four Carter’s retail stores during fiscal 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

MASS CHANNEL SALES

Mass channel sales decreased $1.3 million, or 1.9%, in the first quarter of fiscal 2011 to $66.6 million.  The decrease was primarily due to a $4.5 million, or 12.8%, decrease in sales of our Child of Mine brand, partially offset by a $3.2 million, or 9.6%, increase in sales of our Just One You brand.  The decrease in Child of Mine brand sales was due to seasonal transition issues and timing of shipments, partially offset by new door growth.  The increase in Just One You brand sales was largely driven by increased productivity, additional floor space, and earlier demand than a year ago.

OSHKOSH RETAIL STORES

OshKosh retail store sales decreased $1.2 million, or 2.1%, in the first quarter of fiscal 2011 to $54.0 million.  The decrease reflects a comparable store sales decline of 9.8%, or $5.2 million, and the impact of store closings of $0.8 million, partially offset by incremental sales of $4.7 million generated by new store openings and eCommerce sales.

On a comparable store basis, transactions decreased 7.9%, average prices decreased 1.3%, and units per transaction decreased 0.9%.  We believe poor weather and a later Easter holiday as compared to the prior year contributed to the decrease in transactions.  The decrease in average prices was due to higher levels of promotional activity.

During the first quarter of fiscal 2011, we opened two OshKosh retail stores and closed three.  As of April 2, 2011, there were 179 OshKosh retail stores.  In total, we plan to open four and close three OshKosh retail stores during fiscal 2011.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $1.0 million, or 4.8%, in the first quarter of fiscal 2011 to $22.6 million.  The increase in OshKosh brand wholesale sales reflects a 5% increase in units shipped as compared to the first quarter of fiscal 2010 and was driven by an increase in shipments in the off-price channel.  The average price per unit was comparable with the first quarter of fiscal 2010.

GROSS PROFIT

Our gross profit decreased $9.0 million, or 5.4%, to $157.8 million in the first quarter of fiscal 2011.  Gross margin decreased 720 basis points from 40.8% in the first quarter of fiscal 2010 to 33.6% in the first quarter of fiscal 2011.

The decrease in gross profit as a percentage of net sales primarily reflects:

i)	Approximately $28 million in higher product costs primarily related to increases in cotton prices and labor rates; and

ii)	$3.4 million in excess inventory provisions.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2011 increased $8.2 million, or 7.8%, to $113.5 million.  As a percentage of net sales, selling, general, and administrative expenses in the first quarter of fiscal 2011 improved to 24.2% as compared to 25.7% in the first quarter of fiscal 2010.

The improvement in selling, general, and administrative expenses as a percentage of net sales reflects:

i)	Controlling growth in spending to a lower rate than growth in net sales;

ii)	$4.2 million in lower provisions for performance-based compensation; and

iii)	$0.8 million reduction in amortization expenses.

Partially offsetting these reductions were:

i)	$7.2 million, or 12.9%, in consolidated retail expense driven by new store growth; and

ii)	$3.5 million in incremental eCommerce operating expenses.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the first quarter of fiscal 2011 was approximately $9.3 million (including $2.2 million of international royalty income), a decrease of $0.3 million, or 3.4%, as compared to the first quarter of fiscal 2010.  This decrease resulted from lower levels of licensed sales of our Child of Mine brand.

OPERATING INCOME

Operating income decreased $17.5 million, or 24.6%, to $53.6 million in the first quarter of fiscal 2011.  The decrease in operating income was due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the first quarter of fiscal 2011 decreased $0.6 million, or 24.3%, to $1.9 million.  The decrease is primarily attributable to lower weighted average borrowings.  Weighted-average borrowings in the first quarter of fiscal 2011 were $236.0 million at an effective interest rate, including amortization of debt issuance costs, of 3.3%, compared to weighted-average borrowings in the first quarter of fiscal 2010 of $334.2 million at an effective interest rate of 3.0%.  In the first quarter of fiscal 2010, we recorded $0.6 million in interest expense related to our interest rate swap agreements.

INCOME TAXES

Our effective tax rate was 38% for the first quarter of fiscal 2011 and 37.7% for the first quarter of fiscal 2010.

NET INCOME

As a result of the factors described above, our net income for the first quarter of fiscal 2011 decreased $10.7 million, or 25.0%, to $32.1 million as compared to $42.8 million in the first quarter of fiscal 2010.

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

Net accounts receivable at April 2, 2011 were $160.1 million compared to $118.9 million at April 3, 2010 and $121.5 million at January 1, 2011.  The increase as compared to April 3, 2010 primarily reflects higher levels of wholesale sales in the latter part of the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  Due to the seasonal nature of our operations, the net accounts receivable balance at April 2, 2011 is not comparable to the net accounts receivable balance at January 1, 2011.

Net inventories at April 2, 2011 were $217.5 million compared to $143.1 million at April 3, 2010 and $298.5 million at January 1, 2011.  The increase of $74.3 million, or 51.9%, as compared to April 3, 2010 is due to increased product costs and forecasted growth in each of our business segments.  Due to the seasonal nature of our operations, net inventories at April 2, 2011 are not comparable to net inventories at January 1, 2011.

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

Net cash provided by operating activities for the first quarter of fiscal 2011 was $9.3 million compared to net cash provided by operating activities of $23.4 million in the first quarter of fiscal 2010.  The decrease in operating cash flow primarily reflects decreased earnings and changes in net working capital.

We invested $6.8 million in capital expenditures during the first quarter of fiscal 2011 compared to $8.2 million during the first quarter of fiscal 2010.  We plan to invest approximately $50 million in capital expenditures during fiscal 2011, primarily for retail store openings and investments in information technology.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares (the “2007 Authorization”).  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares (the “2010 Authorization”).  The Company has completed repurchase of outstanding shares in the amount totaling the entire $100 million approved under the 2007 Authorization.  Under the 2010 Authorization, the Company has repurchased and retired 1,686,830 shares, or approximately $41.1 million, of its common stock at an average price of $24.37 per share.  The total remaining capacity under this authorization was approximately $58.9 million as of April 2, 2011.  The 2010 Authorization has no expiration date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

The Company did not repurchase any shares of its common stock during the three-month periods ended April 2, 2011 and April 3, 2010.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

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

The new revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of April 2, 2011, the Company believes it was in compliance with its debt covenants.

At April 2, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $8.6 million of outstanding letters of credit. Weighted-average borrowings for the first quarter of fiscal 2011 were $236.0 million at an effective rate, including amortization of debt issuance costs, of 3.3% as compared to weighted-average borrowings of $334.2 million at an effective rate of 3.0% in the first quarter of fiscal 2010.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of April 2, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.4 million and could have an adverse effect on our earnings and cash flow.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements in our most recently filed Annual Report on Form 10-K.  The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $0.2 million in the first quarter of fiscal 2011 and $0.5 million in the first quarter of fiscal 2010 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than we project, additional write-downs may be required.

Goodwill and tradename:  As of April 2, 2011, we had approximately $136.6 million in Carter’s goodwill and $305.7 million of aggregate value related to the Carter’s and OshKosh tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was also estimated at its acquisition date using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.

The carrying values of the goodwill and tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.  We do not believe there were any triggering events as of April 2, 2011 that would require us to perform an updated impairment review.

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

See Note 7, “Employee Benefits Plans,” to our audited consolidated financial statements, in our most recently filed Annual Report in Form 10-K for further details on rates and assumptions.

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

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of April 2, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 2, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A shareholder class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia entitled Plymouth County Retirement System v. Carter’s, Inc., No. 1:08-CV-02940-JOF (the “Plymouth Action”). The Amended Complaint filed on May 12, 2009 in the Plymouth Action asserted claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleged that between February 1, 2006 and July 24, 2007, the Company and certain current and former executives made material misrepresentations to investors regarding the successful integration of OshKosh into the Company’s business, and that the share price of the Company’s stock later fell when the market learned that the integration had not been as successful as represented. Defendants in the Plymouth Action filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009, and briefing of that motion was complete on October 22, 2009.

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter’s, Inc., No. 1:09-CV-3196-JOF (the “Mylroie Action”). The initial Complaint in the Mylroie Action asserted claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleged that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made material misstatements to investors regarding the Company’s accounting for discounts offered to some wholesale customers. The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the “Consolidated Action”). On March 15, 2010, the plaintiffs in the Consolidated Action filed their amended and consolidated complaint. The Company filed a motion to dismiss on April 30, 2010, and briefing of the motion was complete on July 23, 2010.

On March 16, 2011, the United States District Court for the Northern District of Georgia granted without prejudice the Company’s motion to dismiss all of the claims in the amended and consolidated complaint in the Consolidated Action for failure to state a claim under the federal securities laws. The Court set a deadline of May 16, 2011 for the plaintiffs to file any amended complaint. The Company intends to vigorously defend against any claim or claims the plaintiffs assert in any amended complaint filed in the Consolidated Action.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the “Alvarado Action”). The Complaint in the Alvarado Action alleges, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company’s accounting for discounts offered to some wholesale customers. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  Pursuant to a series of stipulations, the parties have agreed to defer the time by which defendants are to respond to the Complaint pending the timely close of the pleadings, if any, in the Consolidated Action referenced above.

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

In the first quarter of fiscal 2011, we derived approximately 38% of our consolidated net sales from our top eight customers, including mass channel customers.  No one customer represented greater than 10% of our consolidated net sales in the first quarter of fiscal 2011.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers’ business could result in a material decrease in our sales and operating results.

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

We source substantially all of our products through a network of vendors primarily in Asia, coordinated by our sourcing agents.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•financial instability of one or more of our major vendors;

•political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•increases in transportation costs as a result of increased fuel prices or significant changes in the relationship between carrier capacity and shipper demand;

•interruptions in the supply, or increases in the cost of raw materials, including cotton, fabric, and trim items;

•significant changes in the cost of labor in our sourcing locations;

•the imposition of new regulations relating to imports, duties, taxes, and other charges on imports;

•the occurrence of a natural disaster, unusual weather conditions, or an epidemic, the spread of which may impact our ability to obtain products on a timely basis;

•changes in the United States customs procedures concerning the importation of apparel products;

•unforeseen delays in customs clearance of any goods;

•disruption in the global transportation network such as a port strike, world trade restrictions, or war;

•the application of foreign intellectual property laws;

•the ability of our vendors to secure sufficient credit to finance the manufacturing process including the acquisition of raw materials; and

•exchange rate fluctuations between the United States dollar and the local currencies of foreign contractors.

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

As of April 2, 2011, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, and an $85.5 million OshKosh brand tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

CARTER’S, INC.

Date: April 29, 2011	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2011	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)