Form 10-Q
period 2011-07-02
CARTERS INC
filed 2011-08-01
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 29, 2011
Common stock, par value $0.01 per share	58,063,327

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	July 2, 2011	January 1, 2011	July 3, 2010

ASSETS
Current assets:
Cash and cash equivalents	$86,725	$247,382	$245,013
Accounts receivable, net	124,667	121,453	99,526
Finished goods inventories, net	458,114	298,509	260,660
Prepaid expenses and other current assets	16,689	17,372	11,583
Deferred income taxes	23,687	31,547	25,726

Total current assets	709,882	716,263	642,508

Property, plant, and equipment, net	101,796	94,968	90,374
Tradenames	306,356	305,733	305,733
Goodwill	191,050	136,570	136,570
Deferred debt issuance costs, net	2,978	3,332	1,459
Other intangible assets, net	311	--	137
Other assets	445	316	292

Total assets	$1,312,818	$1,257,182	$1,177,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$--	$--	$3,503
Accounts payable	119,428	116,481	121,047
Other current liabilities	37,226	66,891	31,848

Total current liabilities	156,654	183,372	156,398

Long-term debt	236,000	236,000	229,269
Deferred income taxes	112,261	113,817	108,162
Other long-term liabilities	75,021	44,057	44,105

Total liabilities	579,936	577,246	537,934

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 2, 2011, January 1, 2011, and July 3, 2010	--	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,087,327, 57,493,567, and 59,442,933 shares issued and outstanding at July 2, 2011, January 1, 2011, and July 3, 2010, respectively	581	575	594
Additional paid-in capital	218,857	210,600	256,048
Accumulated other comprehensive loss	(1,989)	(1,890)	(3,603)
Retained earnings	515,433	470,651	386,100

Total stockholders’ equity	732,882	679,936	639,139

Total liabilities and stockholders’ equity	$1,312,818	$1,257,182	$1,177,073

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$394,488	$327,009	$863,488	$736,058
Cost of goods sold	259,750	196,758	570,944	438,997

Gross profit	134,738	130,251	292,544	297,061
Selling, general, and administrative expenses	119,802	104,468	232,266	209,763
Acquisition-related expenses	1,183	--	2,220	--
Royalty income	(8,269)	(7,640)	(17,598)	(17,294)

Operating income	22,022	33,423	75,656	104,592
Interest expense, net	1,756	2,662	3,606	5,106
Foreign exchange gain	(231)	--	(231)	--

Income before income taxes	20,497	30,761	72,281	99,486
Provision for income taxes	7,838	11,665	27,499	37,565

Net income	$12,659	$19,096	$44,782	$61,921

Basic net income per common share (Note 13)	$0.22	$0.32	$0.77	$1.05
Diluted net income per common share (Note 13)	$0.22	$0.32	$0.76	$1.03

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	For the six-month periods ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$44,782	$61,921
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,367	16,082
Amortization of debt issuance costs	354	1,010
Non-cash stock-based compensation expense	4,883	3,510
Income tax benefit from exercised stock options	(2,840)	(8,579)
Loss (gain) on disposal/sale of property, plant, and equipment	140	(172)
Deferred income taxes	4,844	5,152
Effect of changes in operating assets and liabilities, excluding the effects from the Acquisition of Bonnie Togs:
Accounts receivable	(234)	(17,432)
Inventories	(123,324)	(46,660)
Prepaid expenses and other assets	1,291	(456)
Accounts payable and other liabilities	(32,565)	952

Net cash (used in) provided by operating activities	(86,302)	15,328

Cash flows from investing activities:
Capital expenditures	(16,086)	(20,720)
Acquisition of Bonnie Togs	(61,199)	--
Proceeds from sale of property, plant, and equipment	--	286

Net cash used in investing activities	(77,285)	(20,434)

Cash flows from financing activities:
Payments on term loan	--	(101,751)
Income tax benefit from exercised stock options	2,840	8,579
Withholdings from vesting of restricted stock	(1,602)	(621)
Proceeds from exercise of stock options	1,692	8,871

Net cash provided by (used in) financing activities	2,930	(84,922)

Net decrease in cash and cash equivalents	(160,657)	(90,028)
Cash and cash equivalents, beginning of period	247,382	335,041

Cash and cash equivalents, end of period	$86,725	$245,013

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 1, 2011	$575	$210,600	$(1,890)	$470,651	$679,936
Exercise of stock options (293,508 shares)	3	1,689	--	--	1,692
Issuance of common stock (38,520 shares)	--	1,170	--	--	1,170
Withholdings from vesting of restricted stock (56,018 shares)	(1)	(1,601)	--	--	(1,602)
Income tax benefit from exercised stock options	--	2,840	--	--	2,840
Restricted stock activity	4	(4)	--	--	--
Stock-based compensation expense	--	4,163	--	--	4,163

Comprehensive income:
Net income	--	--	--	44,782	44,782
Foreign currency translation adjustments	--	--	(99)	--	(99)
Total comprehensive income	--	--	(99)	44,782	44,683
Balance at July 2, 2011	$581	$218,857	$(1,989)	$515,433	$732,882

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic retailers, including the mass channel, and for our 328 Carter’s, 177 OshKosh, 37 Bonnie Togs, and 22 co-branded Carter’s and OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of the entities comprising Bonnie Togs (“Bonnie Togs”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace.  Bonnie Togs operates 59 retail stores in Canada and sells products under the Carter’s and OshKosh B’gosh brands, as well as other private label and national brands.  Bonnie Togs was Carter’s principal licensee in Canada since 2007 and was the Company’s most significant international licensee.

Our condensed consolidated balance sheet as of July 2, 2011 reflects the acquisition of Bonnie Togs.  The condensed consolidated statements of operations for the three and six-month periods ended July 2, 2011 were immaterially affected by the acquisition.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of July 2, 2011, the results of our operations for the three and six-month periods ended July 2, 2011 and July 3, 2010, cash flows for the six-month periods ended July 2, 2011 and July 3, 2010 and changes in stockholders’ equity for the six-month period ended July 2, 2011.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and six-month periods ended July 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  Our accompanying condensed consolidated balance sheet as of January 1, 2011 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2011 reflect our financial position as of July 2, 2011.  The second quarter and first half of fiscal 2010 ended on July 3, 2010.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 – ACQUISITION OF BONNIE TOGS:

As noted above, on June 30, 2011, Northstar purchased all of the outstanding shares of capital stock of Bonnie Togs (the “Acquisition”) for total consideration of up to CAD $95 million.  CAD $60 million was paid in cash at closing.  Such payment is subject to post-closing adjustments.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.  As of July 2, 2011, the Company has included a discounted contingent consideration liability of approximately $24 million in its consolidated balance sheet based upon the high probability that Bonnie Togs will attain its earnings targets.  The Company will continue to reevaluate the fair value of the contingent consideration based upon the probability of Bonnie Togs attaining its earnings targets at each reporting period.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at June 30, 2011, the date of the Acquisition, subject to change upon finalization of purchase accounting:

(USD in thousands)

Current assets	$40,376
Property, plant, and equipment, net	8,246
Goodwill	54,480
Bonnie Togs tradename	623
Non-compete agreements	311
Total asset acquired	104,036
Current liabilities	16,698
Non-current liabilities	1,895
Total liabilities assumed	18,593
Net assets acquired	$85,443

In connection with the Acquisition, the Company recorded total acquired intangible assets of approximately $55.4 million, including $54.5 million of goodwill, $0.6 million related to the Bonnie Togs tradename (estimated life of two years), and $0.3 million related to non-compete agreements for certain executives (estimated life of four years).  The fair value of these intangible assets are subject to change until finalization of purchase accounting.

NOTE 4 – COMPREHENSIVE INCOME:

Comprehensive income is summarized as follows:
	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$12,659	$19,096	$44,782	$61,921
Foreign currency translation adjustments	(99)	--	(99)	--
Unrealized gain on interest rate swap agreements, net of tax of $174 and $272, respectively	--	297	--	463
Total comprehensive income	$12,560	$19,393	$44,683	$62,384

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following:
(dollars in thousands)	July 2, 2011	January 1, 2011	July, 3, 2010
Revolving credit facility	$236,000	$236,000	$--
Former term loan	--	--	232,772
Current maturities	--	--	(3,503)
Total long-term debt	$236,000	$236,000	$229,269

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  At January 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $8.6 million of outstanding letters of credit, at an effective interest rate of 2.51%. At July 2, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $18.5 million of outstanding letters of credit, at an effective interest rate of 2.44%.

The term of the revolving credit facility expires October 15, 2015.  This revolving credit facility provides for two pricing options for revolving loans: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.  Amounts currently outstanding under the revolving credit facility initially accrue interest at a LIBOR rate plus 2.25%.

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of July 2, 2011, the Company believes it was in compliance with its debt covenants.

The Company’s former senior credit facility was comprised of a $232.8 million term loan (the “former term loan”) and a $125 million revolving credit facility (the “former revolver”) (including a sub-limit for letters of credit of $80 million).  There were no borrowings outstanding under the former revolver, exclusive of approximately $8.6 million of outstanding letters of credit at July 3, 2010.  Amounts borrowed under the former term loan had an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest was payable at the end of interest rate reset periods, which vary in length but in no case exceeded 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rate on former term loan borrowings as of July 3, 2010 was 1.8%.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS:

In connection with the Acquisition, the Company recorded preliminary estimates of goodwill and other intangible assets including a Bonnie Togs tradename and non-compete agreements for certain executives of Bonnie Togs, in accordance with accounting guidance on business combinations.

Goodwill as of July 2, 2011, represents the excess of the cost of the acquisition of Carter’s, Inc., which was consummated on August 15, 2001, and the acquisition of Bonnie Togs, which was consummated on June 30, 2011, over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  Our Carter’s and Bonnie Togs goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.  The Bonnie Togs tradename and non-compete agreements are expected to have definite lives and are being amortized over two and four years, respectively.

 The Company’s intangible assets were as follows:
		July 2, 2011			January 1, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Bonnie Togs goodwill	Indefinite	$54,480	$--	$54,480	$--	$--	$--
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
Bonnie Togs tradename	2 years	$623	$--	$623	$--	$--	$--
Non-compete agreements	4 years	$311	$--	$311	$--	$--	$--
OshKosh licensing agreements	4.7 years	$19,100	$19,100	$--	$19,100	$19,100	$--

		July 3, 2010
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570
Bonnie Togs goodwill	Indefinite	$--	$--	$--
Carter’s tradename	Indefinite	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500
Bonnie Togs tradename	2 years	$--	$--	$--
Non-compete agreements	4 years	$--	$--	$--
OshKosh licensing agreements	4.7 years	$19,100	$18,963	$137

(1) $51.8 million of which relates to Carter’s wholesale segment, $82.0 million of which relates to Carter’s retail segment, and $2.7 million of which relates to Carter’s mass channel segment.

Amortization expense for intangible assets was approximately $0.8 million and $1.6 million for the three and six-month periods ended July 3, 2010, respectively.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  The Internal Revenue Service initiated an income tax audit for fiscal 2009 during the second quarter of fiscal 2011.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2007.

As of July 2, 2011, the Company had gross unrecognized tax benefits of approximately $9.5 million, $6.6 million of which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits as of July 2, 2011, are approximately $2.0 million of reserves for which the statute of limitations is expected to expire in the third or fourth quarter of fiscal 2011.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may impact our annual effective tax rate for fiscal 2011 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the second quarter of fiscal 2011 and 2010, the Company recognized interest expense on uncertain tax positions of approximately $0.1 million.  The Company had approximately $0.8 million, $0.6 million, and $0.7 million of interest accrued as of July 2, 2011, January 1, 2011, and July 3, 2010, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	July 2, 2011			January 1, 2011			July 3, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$55.3	$--	$--	$226.5	$--	$--	$215.3	$15.0	$--

Liabilities
Interest rate swap agreements	$--	$--	$--	$--	$--	$--	$--	$0.6	$--

At July 2, 2011, we had approximately $30.3 million of cash invested in a JP Morgan money market deposit account and $25.0 million in U.S. Treasury bills.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS:  (Continued)

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

Our former senior credit facility required us to hedge at least 25% of our variable rate debt under this facility.  The Company historically entered into interest rate swap agreements in order to hedge the risk of interest rate fluctuations.  These interest rate swap agreements were designated as cash flow hedges of the variable interest payments on a portion of our variable rate former term loan debt.  Our interest rate swap agreements were traded in the over-the-counter market.  Fair values were based on quoted market prices for similar assets or liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.  Our interest rate swap agreements were classified as current as their terms spanned less than one year.

As of July 3, 2010, approximately $130.7 million of our $232.8 million of outstanding debt was hedged under interest rate swap agreements.  In connection with the repayment of the Company’s former term loan, the Company terminated its two remaining interest rate swap agreements totaling $100.0 million originally scheduled to mature in January 2011.

On June 22, 2011, as part of the Acquisition, the Company entered into a forward foreign currency exchange contract to reduce its risk from exchange rate fluctuations on the purchase price of Bonnie Togs.  The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings.

      The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

July 2, 2011	Prepaid expenses and other current assets	$--	Other current liabilities	$--
January 1, 2011	Prepaid expenses and other current assets	$--	Other current liabilities	$--
July 3, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$0.6

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS:  (Continued)

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements was as follows:

	For the three-month period ended July 2, 2011		For the six-month period ended July 2, 2011
(dollars in thousands)	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense
Interest rate hedge agreements	$--	$--	$--	$--

	For the three-month period ended July 3, 2010		For the six-month period ended July 3, 2010
(dollars in thousands)	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of loss recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$297	$(514)	$463	$(1,149)

(1)  Amount recognized in accumulated other comprehensive income (loss), net of tax of $174,000 and $272,000 for the three and six-month periods ended July 3, 2010, respectively.

	Gains (losses) recognized in earnings
(dollars in thousands)	For the three and six-month periods ended July 2, 2011	For the three and six-month periods ended July 3, 2010

Foreign exchange forward contract	$231	$--

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – EMPLOYEE BENEFIT PLANS:

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost – benefits attributed to service during the period	$18	$23	$36	$46
Interest cost on accumulated post-retirement benefit obligation	106	133	212	266
Amortization net actuarial gain	(5)	(7)	(10)	(14)
Total net periodic post-retirement benefit cost	$119	$149	$238	$298

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Interest cost on accumulated pension benefit obligation	$8	$12	$16	$24

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Interest cost on accumulated pension benefit obligation	$613	$598	$1,227	$1,196
Expected return on assets	(778)	(719)	(1,556)	(1,438)
Amortization of actuarial loss	--	33	--	67
Total net periodic pension (benefit) expense	$(165)	$(88)	$(329)	$(175)

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – COMMON STOCK:

  During the second quarter and first half of fiscal 2011, the Company issued 38,520 shares of common stock at a fair market value of $30.38 per share to its non-management board members.  In connection with this issuance, we recognized approximately $1.2 million in stock-based compensation expense.  During the second quarter and first half of fiscal 2010, the Company issued 24,032 shares of common stock at a fair market value of $33.29 per share to its non-management board members.  In connection with this issuance, we recognized approximately $800,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares (the “2007 Authorization”).  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares (the “2010 Authorization”).  The Company has completed repurchase of outstanding shares in the amount totaling the entire $100 million approved under the 2007 Authorization.  Under the 2010 Authorization, the Company has repurchased and retired 1,686,830 shares, or approximately $41.1 million, of its common stock at an average price of $24.37 per share.  The total remaining capacity under this authorization was approximately $58.9 million as of July 2, 2011.  This authorization has no expiration date.

The Company did not repurchase any shares of its common stock during the three and six-month periods ended July 2, 2011 and July 3, 2010.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

NOTE 11 – STOCK-BASED COMPENSATION:

Under our Amended and Restated Equity Incentive Plan, the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis, and performance-based stock awards, intended to help defray the cost of awards.  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six-month period ended July 2, 2011.

Assumptions

Volatility	34.96%
Risk-free interest rate	2.86%
Expected term (years)	7
Dividend yield	--

The fair value of restricted stock is determined based on the quoted closing price of our common stock on the date of grant.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION:  (Continued)

The following table summarizes our stock option and restricted stock activity during the six-month period ended July 2, 2011:

	Time-based stock options	Restricted stock

Outstanding, January 1, 2011	2,471,486	481,413

Granted	404,100	382,820
Exercised	(293,508)	--
Vested restricted stock	--	(196,282)
Forfeited	(58,850)	(26,550)
Expired	(7,800)	--

Outstanding, July 2, 2011	2,515,428	641,401

Exercisable, July 2, 2011	1,502,566	--

During the three-month period ended July 2, 2011, we granted 37,500 time-based stock options with a weighted-average Black-Scholes fair value of $12.50 per share and a weighted-average exercise price of $30.18 per share.  In connection with this grant, we recognized approximately $16,000 in stock-based compensation expense during the three-month period ended July 2, 2011.

During the six-month period ended July 2, 2011, we granted 404,100 time-based stock options with a weighted-average Black-Scholes fair value of $12.05 per share and a weighted-average exercise price of $28.60 per share.  In connection with these grants, we recognized approximately $375,000 in stock-based compensation expense during the six-month period ended July 2, 2011.

During the three-month period ended July 2, 2011, we granted 58,620 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $30.31 per share.  In connection with these grants, we recognized approximately $21,000 in stock-based compensation expense during the three-month period ended July 2, 2011.

During the six-month period ended July 2, 2011, we granted 382,820 shares of restricted stock to employees with a weighted-average fair value on the date of grant of $28.72 per share.  In connection with these grants, we recognized approximately $743,000 in stock-based compensation expense during the six-month period ended July 2, 2011.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock	Total

2011 (period from July 3 through December 31, 2011)	$1,775	$2,560	$4,335
2012	3,098	4,704	7,802
2013	2,319	3,645	5,964
2014	1,298	2,556	3,854
Total	$8,490	$13,465	$21,955

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – SEGMENT INFORMATION:

We report segment information in accordance with accounting guidance on segment reporting, which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  We report our corporate expenses and acquisition-related expenses separately as they are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of our reportable segments.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 2, 2011	% of Total	July 3, 2010	% of Total	July 2, 2011	% of Total	July 3, 2010	% of Total
Net sales:

Carter’s:
Wholesale	$128,133	32.5%	$111,248	34.0%	$316,011	36.6%	$257,506	35.0%
Retail (a)	142,921	36.2%	113,593	34.7%	280,783	32.5%	231,732	31.5%
Mass Channel	50,625	12.8%	38,838	11.9%	117,261	13.6%	106,758	14.5%
Carter’s net sales	321,679	81.5%	263,679	80.6%	714,055	82.7%	595,996	81.0%

OshKosh:
Retail (a)	57,112	14.5%	51,959	15.9%	111,106	12.9%	107,104	14.5%
Wholesale	15,697	4.0%	11,371	3.5%	38,327	4.4%	32,958	4.5%
OshKosh net sales	72,809	18.5%	63,330	19.4%	149,433	17.3%	140,062	19.0%

Total net sales	$394,488	100.0%	$327,009	100.0%	$863,488	100.0%	$736,058	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales

Carter’s:
Wholesale	$16,059	12.5%	$23,341	21.0%	$50,766	16.1%	$63,639	24.7%
Retail (a)	20,031	14.0%	18,683	16.4%	47,198	16.8%	44,826	19.3%
Mass Channel	6,654	13.1%	6,856	17.7%	12,099	10.3%	19,650	18.4%

Carter’s operating income	42,744	13.3%	48,880	18.5%	110,063	15.4%	128,115	21.5%

OshKosh:
Retail (a)	(6,346)	(11.1%)	(909)	(1.7%)	(12,233)	(11.0%)	1,054	1.0%
Wholesale	(1,470)	(9.4%)	(2,363)	(20.8%)	1,155	3.0%	1,230	3.7%
Mass Channel (b)	712	--	474	--	1,520	--	1,239	--

OshKosh operating (loss) income	(7,104)	(9.8%)	(2,798)	(4.4%)	(9,558)	(6.4%)	3,523	2.5%

Segment operating income	35,640	9.0%	46,082	14.1%	100,505	11.6%	131,638	17.9%

Corporate expenses (c)	(12,435)	(3.2%)	(12,659)	(3.9%)	(22,629)	(2.6%)	(27,046)	(3.7%)
Acquisition-related expenses (d)	(1,183)	(0.3%)	--	--	(2,220)	(0.3%)	--	--
Net corporate expenses	(13,618)	(3.5%)	(12,659)	(3.9%)	(24,849)	(2.9%)	(27,046)	(3.7%)

Total operating income	$22,022	5.6%	$33,423	10.2%	$75,656	8.8%	$104,592	14.2%

(a)	Includes eCommerce results.
(b)	OshKosh mass channel consists of a licensing agreement with Target Stores. Operating income consists of royalty income, net of related expenses.
(c)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(d)	Acquisition-related expenses consist of professional service fees associated with the acquisition of Bonnie Togs.

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

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,320,717	58,907,191	57,185,008	58,607,261
Dilutive effect of unvested restricted stock	96,845	118,416	101,921	119,227
Dilutive effect of stock options	635,425	760,254	665,797	864,836
Diluted number of common and common equivalent shares outstanding	58,052,987	59,785,861	57,952,726	59,591,324

Basic net income per common share:
Net income	$12,659,000	$19,096,000	$44,782,000	$61,921,000
Income allocated to participating securities	(140,083)	(161,587)	(496,715)	(526,624)
Net income available to common shareholders	$12,518,917	$18,934,413	$44,285,285	$61,394,376

Basic net income per common share	$0.22	$0.32	$0.77	$1.05

Diluted net income per common share:
Net income	$12,659,000	$19,096,000	$44,782,000	$61,921,000
Income allocated to participating securities	(138,564)	(159,546)	(491,061)	(519,030)
Net income available to common shareholders	$12,520,436	$18,936,454	$44,290,939	$61,401,970

Diluted net income per common share	$0.22	$0.32	$0.76	$1.03

For the three and six-month periods ended July 2, 2011, anti-dilutive shares of 953,950 and 1,012,050, respectively, were excluded from the computations of diluted earnings per share.  For the three and six-month periods ended July 3, 2010, anti-dilutive shares of 585,400 and 588,404, respectively, were excluded from the computations of diluted earnings per share.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively.  The Company will include such disclosures in our first quarter of fiscal 2012 quarterly report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

  The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2011 reflect our financial position as of July 2, 2011.  The second quarter and first half of fiscal 2010 ended on July 3, 2010.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of Bonnie Togs (the “Acquisition”) for total consideration of up to CAD $95 million.  CAD $60 million was paid in cash at closing.  Such payment is subject to post-closing adjustments.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.  As of July 2, 2011, the Company has included a discounted contingent consideration liability of approximately $24 million in its consolidated balance sheet based upon the high probability that Bonnie Togs will attain its earnings targets.  The Company will continue to reevaluate the fair value of the contingent consideration based upon the probability of Bonnie Togs attaining its earnings targets at each reporting period.  Bonnie Togs currently operates 37 Bonnie Togs and 22 co-branded Carter’s and OshKosh retail stores.  The Company plans on opening six co-branded Carter’s and OshKosh retail stores in Canada in the second half of fiscal 2011.  The Acquisition was immaterial to our condensed consolidated statement of operations as the Acquisition took place on June 30, 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales

Carter’s:
Wholesale	32.5%	34.0%	36.6%	35.0%
Retail	36.2	34.7	32.5	31.5
Mass channel sales	12.8	11.9	13.6	14.5
Carter’s total net sales	81.5	80.6	82.7	81.0

OshKosh:
Retail	14.5	15.9	12.9	14.5
Wholesale	4.0	3.5	4.4	4.5
OshKosh total net sales	18.5	19.4	17.3	19.0

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	65.8	60.2	66.1	59.6

Gross profit	34.2	39.8	33.9	40.4
Selling, general, and administrative expenses	30.4	31.9	26.9	28.5
Acquisition-related expenses	0.3	--	0.2	--
Royalty income	(2.1)	(2.3)	(2.0)	(2.3)

Operating income	5.6	10.2	8.8	14.2
Interest expense, net	0.4	0.8	0.4	0.7
Foreign exchange gain	--	--	--	--

Income before income taxes	5.2	9.4	8.4	13.5
Provision for income taxes	2.0	3.6	3.2	5.1

Net income	3.2%	5.8%	5.2%	8.4%

Number of retail stores at end of period:
Carter’s	328	289	328	289
OshKosh	177	175	177	175
Total	505	464	505	464

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Three and six-month periods ended July 2, 2011 compared to the three and six-month periods ended July 3, 2010

CONSOLIDATED NET SALES

In the second quarter of fiscal 2011, consolidated net sales increased $67.5 million, or 20.6%, to $394.5 million.  In the first half of fiscal 2011, consolidated net sales increased $127.4 million, or 17.3%, to $863.5 million.  The increase in consolidated net sales for the second quarter and first half of fiscal 2011 reflects growth in all channels of distribution.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	July 2, 2011	% of Total	July 3, 2010	% of Total	July 2, 2011	% of Total	July 3, 2010	% of Total

Net sales:
Carter’s:
Wholesale	$128,133	32.5%	$111,248	34.0%	$316,011	36.6%	$257,506	35.0%
Retail	142,921	36.2%	113,593	34.7%	280,783	32.5%	231,732	31.5%
Mass Channel	50,625	12.8%	38,838	11.9%	117,261	13.6%	106,758	14.5%
Carter’s total net sales	321,679	81.5%	263,679	80.6%	714,055	82.7%	595,996	81.0%

OshKosh:
Retail	57,112	14.5%	51,959	15.9%	111,106	12.9%	107,104	14.5%
Wholesale	15,697	4.0%	11,371	3.5%	38,327	4.4%	32,958	4.5%
OshKosh total net sales	72,809	18.5%	63,330	19.4%	149,433	17.3%	140,062	19.0%

Total net sales	$394,488	100.0%	$327,009	100.0%	$863,488	100.0%	$736,058	100.0%

CARTER’S WHOLESALE SALES

Carter’s brand wholesale sales increased $16.9 million, or 15.2%, in the second quarter of fiscal 2011 to $128.1 million.  This growth was driven primarily by an 11% increase in units shipped and a 4% increase in average price per unit, as compared to the second quarter of fiscal 2010.

Carter’s brand wholesale sales increased $58.5 million, or 22.7%, in the first half of fiscal 2011 to $316.0 million.  This growth was driven primarily by a 24% increase in units shipped, partially offset by a 1% decrease in average price per unit, as compared to the first half of fiscal 2010.

The increases in units shipped in both periods were driven by an increase in shipments in the off-price channel and strong demand for our Spring product offerings.  The increase in average price per unit during the second quarter of fiscal 2011 was driven by higher prices on our Fall product offerings.  The decrease in average price per unit during the first half of fiscal 2011 was a result of the increase in sales in the off-price channel.

CARTER’S RETAIL STORES

Carter’s retail store sales increased $29.3 million, or 25.8%, in the second quarter of fiscal 2011 to $142.9 million.  The increase was driven by incremental sales of $20.4 million generated by new store openings and our eCommerce sales and a comparable store sales increase of $8.8 million, or 8.1%.  On a comparable store basis, units per transaction increased 4.7% and average prices increased 4.1% due to improved product performance and strong in-store execution.

Carter’s retail store sales increased $49.1 million, or 21.2%, in the first half of fiscal 2011 to $280.8 million.  The increase was driven by incremental sales of $38.7 million generated by new store openings and our eCommerce sales and a comparable store sales increase of $10.2 million, or 4.5%.  On a comparable store basis, units per transaction increased 4.6% and average prices increased 1.2% due to improved product performance and strong in-store execution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

The Company’s comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores, and certain relocated stores.  If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store calculation.  If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store.  Stores that are closed during the period are included in the comparable store sales calculation up to the last full fiscal month of operations.

During the second quarter of fiscal 2011, the Company opened 14 and closed two Carter’s retail stores.  During the first half of fiscal 2011, the Company opened 24 and closed two Carter’s retail stores.  There were a total of 328 Carter’s retail stores as of July 2, 2011.  In total, the Company plans to open 55 Carter’s retail stores during fiscal 2011 and anticipates no additional store closures in the second half of fiscal 2011.

MASS CHANNEL SALES

Mass channel sales increased $11.8 million, or 30.3%, in the second quarter of fiscal 2011 to $50.6 million.  The increase reflects a $12.3 million, or 110.3%, increase in sales of our Child of Mine brand, partially offset by a $0.6 million, or 2.0%, decrease in sales of our Just One You brand.  Mass channel sales increased $10.5 million, or 9.8%, in the first half of fiscal 2011 to $117.3 million.  The increase was driven by a $7.9 million, or 17.1%, increase in sales of our Child of Mine brand and a $2.6 million, or 4.3%, increase in sales of our Just One You brand.

The increases in both periods in Child of Mine brand sales were driven largely by expanded doors and additional floor space and earlier demand.  The decrease in Just One You sales during the second quarter of fiscal 2011 was primarily due to the timing of shipments.  The increase in Just One You sales during the first half of fiscal 2011 was driven by additional floor space.

OSHKOSH RETAIL STORES

OshKosh retail store sales increased $5.2 million, or 9.9%, in the second quarter of fiscal 2011 to $57.1 million.  The increase reflects incremental sales of $4.9 million generated by new store openings and our eCommerce sales and a comparable store sales increase of $1.1 million, or 2.2%, partially offset by the impact of store closings of $0.8 million.  On a comparable store basis, units per transaction increased 8.4% and average prices decreased 6.2% reflecting higher levels of promotional activity.

OshKosh retail store sales increased $4.0 million, or 3.7%, in the first half of fiscal 2011 to $111.1 million.  The increase reflects incremental sales of $9.6 million generated by new store openings and our eCommerce sales, partially offset by a comparable store sales decrease of $4.1 million, or 4.1%, and the impact of store closings of $1.6 million.  On a comparable store basis, units per transaction increased 3.8% and average prices decreased 4.2% reflecting higher levels of promotional activity.

During the second quarter of fiscal 2011, the Company closed two OshKosh retail stores.  During the first half of fiscal 2011, the Company opened two and closed five OshKosh retail stores.  There were a total of 177 OshKosh retail stores as of July 2, 2011.  In total, the Company plans to open three and close 13 OshKosh retail stores during fiscal 2011.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales increased $4.3 million, or 38.0%, in the second quarter of fiscal 2011 to $15.7 million.  This increase reflects a 23% increase in units shipped and a 12% increase in average price per unit as compared to the second quarter of fiscal 2010.

OshKosh brand wholesale sales increased $5.4 million, or 16.3%, in the first half of fiscal 2011 to $38.3 million.  This increase reflects an 11% increase in units shipped and a 5% increase in average price per unit as compared to the first half of fiscal 2010.

The increases in units shipped in both periods were primarily driven by an increase in shipments to our off-price customers.  The increases in average price per unit primarily reflect higher average selling prices on our Fall product offerings as compared to the second quarter and first half of fiscal 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

GROSS PROFIT

Our gross profit increased $4.5 million, or 3.4%, to $134.7 million in the second quarter of fiscal 2011.  Gross margin decreased 560 bps from 39.8% in the second quarter of fiscal 2010 to 34.2% in the second quarter of fiscal 2011.  Our gross profit decreased $4.5 million, or 1.5%, to $292.5 million in the first half of fiscal 2011.  Gross margin decreased 650 bps from 40.4% in the first half of fiscal 2010 to 33.9% in the first half of fiscal 2011.

The decline in gross profit as a percentage of net sales primarily reflects higher product costs of approximately $30 million and $60 million, in the second quarter and first half of fiscal 2011, respectively.  The product cost increases primarily related to increases in cotton prices and labor rates and were partially offset by selective price increases.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2011 increased $15.3 million, or 14.7%, to $119.8 million.  As a percentage of net sales, selling, general, and administrative expenses in the second quarter of fiscal 2011 decreased to 30.4% from 31.9% in the second quarter of fiscal 2010.

The improvement in selling, general, and administrative expenses as a percentage of net sales reflects:

•	controlling growth in spending to a lower rate than growth in net sales; and

•	a decrease in our consolidated retail expenses from 17.8% of total net sales in the second quarter of fiscal 2010 to 16.8% of total net sales in the second quarter of fiscal 2011.

Partially offsetting these reductions were:

•	$2.9 million in incremental operating expenses associated with the growth of the eCommerce business; and

•	$1.9 million related to additional marketing investments.

Selling, general, and administrative expenses in the first half of fiscal 2011 increased $22.5 million, or 10.7%, to $232.3 million.  As a percentage of net sales, selling, general, and administrative expenses in the first half of fiscal 2011 decreased to 26.9% from 28.5% in the first half of fiscal 2010.

The improvement in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$4.1 million in lower provisions for performance-based compensation;

•	a decrease in our consolidated retail expenses from 15.6% of total net sales in the first half of fiscal 2010 to 15.0% of total net sales in the first half of fiscal 2011; and

•	controlling growth in spending to a lower rate than growth in net sales.

Partially offsetting these reductions were:

•	$6.4 million in incremental operating expenses associated with the growth of the eCommerce business; and

•	$3.6 million related to additional marketing investments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

ACQUISITION-RELATED EXPENSES

In connection with the acquisition of Bonnie Togs, we recorded professional service fees of approximately $1.2 million and $2.2 million during the second quarter and first half of fiscal 2011.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the second quarter of fiscal 2011 was approximately $8.3 million (including $2.7 million of international royalty income), an increase of $0.6 million, or 8.2%, as compared to the second quarter of fiscal 2010.  Royalty income from these brands in the first half of fiscal 2011 was approximately $17.6 million (including $5.0 million of international royalty income), an increase of 1.8%, or $0.3 million, as compared to the first half of fiscal 2010.  These increases for both periods were driven by increased sales by our Carter’s and OshKosh brand international licensees and Genuine Kids from OshKosh brand licensee, partially offset by lower levels of licensed sales of our Child of Mine brand during the first half of fiscal 2011.  As a result of the Acquisition, prospectively the Company’s international royalty income will no longer include royalty income from Bonnie Togs.

OPERATING INCOME

Operating income decreased $11.4 million, or 34.1%, to $22.0 million in the second quarter of fiscal 2011.  Operating income decreased $28.9 million, or 27.7%, to $75.7 million in the first half of fiscal 2011.  The decreases in operating income were due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the second quarter of fiscal 2011 decreased $0.9 million, or 34.0%, to $1.8 million, compared to the second quarter of fiscal 2010.  The decrease is primarily attributable to lower weighted-average borrowings and a lower effective interest rate.  Weighted-average borrowings in the second quarter of fiscal 2011 were $236.0 million at an effective interest rate of 3.34%, including amortization of debt issuance costs, as compared to weighted-average borrowings in the second quarter of fiscal 2010 of $330.3 million at an effective interest rate of 3.56%.  In the second quarter of fiscal 2010, we recorded $0.5 million in interest expense related to our interest rate swap agreements and a $0.5 million write-off of debt issuance costs related to the prepayment of a portion of our term loan debt.

Interest expense in the first half of fiscal 2011 decreased $1.5 million, or 29.4%, to $3.6 million, compared to the first half of fiscal 2010.  The decrease is primarily attributable to lower weighted-average borrowings and a lower effective interest rate.  Weighted-average borrowings in the first half of fiscal 2011 were $236.0 million at an effective interest rate of 3.34%, including amortization of debt issuance costs, as compared to weighted-average borrowings in the first half of fiscal 2010 of $317.6 million at an effective interest rate of 3.45%.  In the first half of fiscal 2010, we recorded $1.1 million in interest expense related to our interest rate swap agreements and a $0.5 million write-off of debt issuance costs related to the prepayment of a portion of our term loan debt.

FOREIGN EXCHANGE GAIN

As part of the Acquisition, the Company entered into a forward foreign currency exchange contract to reduce its risk from exchange rate fluctuations on the purchase price of Bonnie Togs.  The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings.

INCOME TAXES

Our effective tax rate was 38.2% for the second quarter of fiscal 2011 and 37.9% for the second quarter of fiscal 2010.  Our effective tax rate was 38.0% for the first half of fiscal 2011 and 37.8% for the first half of fiscal 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

NET INCOME

As a result of the factors described above, our net income for the second quarter of fiscal 2011 decreased $6.4 million, or 33.7%, to $12.7 million as compared to $19.1 million in the second quarter of fiscal 2010.  Our net income for the first half of fiscal 2011 decreased $17.1 million, or 27.7%, to $44.8 million as compared to $61.9 million in the first half of fiscal 2010.

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

Net accounts receivable at July 2, 2011 were $124.7 million compared to $99.5 million at July 3, 2010 and $121.5 million at January 1, 2011.  The increase as compared to July 3, 2010 primarily reflects increased wholesale and mass channel sales in the latter part of the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 2, 2011 is not comparable to the net accounts receivable balance at January 1, 2011.

Net inventories at July 2, 2011 were $458.1 million compared to $260.7 million at July 3, 2010 and $298.5 million at January 1, 2011.  The increase of $197.5 million, or 75.8%, as compared to July 3, 2010 is primarily due to higher product costs, improved supply chain performance, timing of shipments, changes in sourcing strategy, and business growth, including the acquisition of Bonnie Togs.  Due to the seasonal nature of our operations, net inventories at July 2, 2011 are not comparable to net inventories at January 1, 2011.

Product costs can vary depending on the underlying cost of raw materials, such as cotton and polyester, and the level of labor and transportation costs.  A substantial portion of the Company’s products utilize cotton based fabrics, the cost of which has recently reached historically high levels.  Additionally, labor costs have increased across Asia, particularly in China, where the Company currently sources approximately 50% of its products.  Furthermore, transportation costs to bring product to the United States have risen due to higher fuel costs and limited capacity in the marketplace.  The Company purchases finished goods largely from foreign suppliers and pays its suppliers in U.S. currency.  Consequently, the Company’s product costs have been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory levels, and have adversely impacted our profitability and cash flows from operations.  We expect that higher product costs will continue to adversely impact our profitability and cash flow through at least the first half of fiscal 2012.

Net cash used in operating activities for the first half of fiscal 2011 was $86.3 million compared to net cash provided by operating activities of $15.3 million in the first half of fiscal 2010.  The decrease in operating cash flow primarily reflects changes in net working capital and decreased earnings.

We invested $16.1 million in capital expenditures during the first half of fiscal 2011 compared to $20.7 million during the first half of fiscal 2010.  We plan to invest approximately $55 million in capital expenditures during fiscal 2011, primarily for retail store openings and investments in information technology.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares (the “2007 Authorization”).  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares (the “2010 Authorization”).  The Company has completed repurchase of outstanding shares in the amount totaling the entire $100 million approved under the 2007 Authorization.  Under the 2010 Authorization, the Company has repurchased and retired 1,686,830 shares, or approximately $41.1 million, of its common stock at an average price of $24.37 per share.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  The total remaining capacity under this authorization was approximately $58.9 million as of July 2, 2011.  The 2010 Authorization has no expiration date.

The Company did not repurchase any shares of its common stock during the three and six-month periods ended July 2, 2011 and July 3, 2010.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).

The term of the revolving credit facility expires October 15, 2015.  This revolving credit facility provides for two pricing options for revolving loans: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.  Amounts currently outstanding under the revolving credit facility initially accrue interest at a LIBOR rate plus 2.25%.

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of July 2, 2011, the Company believes it was in compliance with its debt covenants.

At July 2, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $18.5 million of outstanding letters of credit.  Weighted-average borrowings in the first half of fiscal 2011 were $236.0 million at an effective interest rate of 3.34%, including amortization of debt issuance costs, as compared to weighted-average borrowings in the first half of fiscal 2010 of $317.6 million at an effective interest rate of 3.45%.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of July 2, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

On June 30, 2011, Northstar purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million.  CAD $60 million was paid in cash at closing.  Such payment is subject to post-closing adjustments.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable in the event of any failure to meet overall targets.  As of July 2, 2011, the Company has included a discounted contingent consideration liability of approximately $24 million in its consolidated balance sheet based upon the high probability that Bonnie Togs will attain its earnings targets.  The Company will continue to reevaluate the fair value of the contingent consideration based upon the probability of Bonnie Togs attaining its earnings targets at each reporting period.

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

EFFECTS OF INFLATION AND DEFLATION

The Company is subject to both inflationary and deflationary risks.  With respect to inflation, the Company is experiencing higher product costs, driven by increases in underlying component costs, such as cotton, polyester, labor rates, and transportation costs.  The Company expects product costs will remain at elevated levels or increase further for the foreseeable future.  The Company’s product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory levels.  Although we plan to raise our selling prices on some of our products, we do not expect in the near term to be able to fully absorb these cost increases and our profitability will be adversely impacted.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $1.8 million and $2.0 million in the second quarter and first half of fiscal 2011, respectively, and $1.2 million and $1.7 million in the second quarter and first half of fiscal 2010, respectively, as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than we project, additional write-downs may be required.

Goodwill and tradename:  As of July 2, 2011, we had approximately $191.1 million in Carter’s and Bonnie Togs goodwill and $306.4 million of aggregate value related to the Carter’s, OshKosh, and Bonnie Togs tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at its acquisition date, July 14, 2005, using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.  The Bonnie Togs tradename was estimated using a relief from royalty analysis at the time of acquisition on June 30, 2011.  The Bonnie Togs tradename was determined to have a definite life and will be amortized over a period of two years.

The carrying values of the goodwill and tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.  We do not believe there were any triggering events as of July 2, 2011 that would require us to perform an updated impairment review.

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

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar.  Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows.  Historically, Bonnie Togs has employed foreign exchange forward contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods.  Other than the hedging arrangements at Bonnie Togs in existence prior to the Acquisition, we are not currently hedging foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of July 2, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 2, 2011.

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

On March 16, 2011, the United States District Court for the Northern District of Georgia granted without prejudice the Company’s motion to dismiss all of the claims in the amended and consolidated complaint in the Consolidated Action for failure to state a claim under the federal securities laws.  The plaintiffs filed a second amended and consolidated complaint on July 20, 2011.  The Company intends to vigorously defend against the claims in the Consolidated Action.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the “Alvarado Action”).  The Complaint in the Alvarado Action alleges, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company’s accounting for discounts offered to some wholesale customers.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  Pursuant to a series of stipulations, the parties have agreed to defer the time by which defendants are to respond to the Complaint pending the timely close of the pleadings in the Consolidated Action referenced above.

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

In the second quarter and first half of fiscal 2011, we derived approximately 35% and 36% of our consolidated net sales from our top eight customers, including mass channel customers.  No one customer represented greater than 10% of our consolidated net sales in the second quarter or first half of fiscal 2011.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

The Company’s product costs, driven by inflation in significant component costs such as cotton, polyester, labor, and transportation, have increased and may remain at elevated levels or increase further for the foreseeable future.  Our product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory levels.  Although we plan to raise our selling prices on some of our products, we do not expect in the near term to be able to fully absorb these cost increases, and we expect our profitability to be adversely impacted.  In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children’s apparel industry.  In this environment, there is a risk that customers will not accept our price increases.  If the Company is unable to effectively raise selling prices to help offset higher production costs, the adverse effect on our profitability may be even greater than anticipated.

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

•disruption in the global transportation network such as a port strike, capacity withholding, world trade restrictions, or war;

•the application of foreign intellectual property laws;

•the ability of our vendors to secure sufficient credit to finance the manufacturing process including the acquisition of raw materials; and

•exchange rate fluctuations between the Company’s and/or its subsidiaries’ functional currency and the currencies paid to foreign contractors.

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

We face various risks arising from our recent acquisition of Bonnie Togs. We may fail to realize growth opportunities and other benefits from the acquisition of Bonnie Togs, and we may fail to successfully integrate the Bonnie Togs business with our existing business, either of which could adversely affect our financial condition and results of operations.

We may fail to realize growth opportunities and other benefits from the acquisition of Bonnie Togs.  We have no prior experience operating a retail business in Canada, and we may not be as successful in operating and growing this business in Canada as we have been in the United States.  We may be unable to continue existing, or to develop new, vendor and customer relationships, and enhance our position in Canada.  Further, our operations in Canada are subject to the various risks and uncertainties to which our United States retail operations are subject.  Our ability to successfully integrate Bonnie Togs is subject to risks, including delays or difficulties in completing integration and higher than expected costs.  In connection with the integration efforts, our management’s attention and our resources could be diverted from other business concerns.  If integration difficulties arise, the diversion of attention and resources may be increased.  Any of these may adversely affect our financial condition and results of operations.

We may not achieve sales growth plans, cost savings, and other assumptions that support the carrying value of our intangible assets.

As of July 2, 2011, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, a $85.5 million OshKosh brand tradename asset, Bonnie Togs estimated goodwill of $54.5 million, and an estimated $0.6 million Bonnie Togs tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

10.21
Stock Purchase Agreement and Amendment By and Among Northstar Canadian Operations Corp., The William Carter Company, 993520 Ontario Limited, 1054451 Ontario Inc., The Holders of Securities of 993520 Ontario Limited, and 1054451 Ontario Inc. and the Sellers’ Representative.

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CARTER’S, INC.

Date: August 1, 2011	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2011	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)