Form 10-Q
period 2011-10-01
CARTERS INC
filed 2011-11-04
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Large Accelerated Filer  (X)  Accelerated Filer  (  )  Non-Accelerated Filer  (  )  Smaller Reporting Company (  )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  )  No  (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 3, 2011
Common stock, par value $0.01 per share	58,594,661

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)
	October 1, 2011	January 1, 2011	October 2, 2010

ASSETS
Current assets:
Cash and cash equivalents	$81,634	$247,382	$182,329
Accounts receivable, net	214,558	121,453	171,501
Finished goods inventories, net	385,960	298,509	263,782
Prepaid expenses and other current assets	16,412	17,372	12,369
Deferred income taxes	24,384	31,547	25,701

Total current assets	722,948	716,263	655,682

Property, plant, and equipment, net	111,830	94,968	92,558
Tradenames	306,234	305,733	305,733
Goodwill	186,536	136,570	136,570
Deferred debt issuance costs, net	2,801	3,332	1,237
Other intangible assets, net	268	--	--
Other assets	499	316	305

Total assets	$1,331,116	$1,257,182	$1,192,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$--	$--	$2,450
Accounts payable	83,491	116,481	94,440
Other current liabilities	42,426	66,891	62,502

Total current liabilities	125,917	183,372	159,392

Long-term debt	236,000	236,000	229,709
Deferred income taxes	115,982	113,817	109,855
Other long-term liabilities	81,600	44,057	45,626

Total liabilities	559,499	577,246	544,582

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at October 1, 2011, January 1, 2011, and October 2, 2010	--	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,529,586, 57,493,567, and 57,696,317 shares issued and outstanding at October 1, 2011, January 1, 2011, and October 2, 2010, respectively	585	575	577
Additional paid-in capital	228,061	210,600	214,547
Accumulated other comprehensive loss	(6,911)	(1,890)	(3,378)
Retained earnings	549,882	470,651	435,757

Total stockholders’ equity	771,617	679,936	647,503

Total liabilities and stockholders’ equity	$1,331,116	$1,257,182	$1,192,085

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
 (unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$639,617	$517,928	$1,503,105	$1,253,986
Cost of goods sold	447,744	325,125	1,018,688	764,122

Gross profit	191,873	192,803	484,417	489,864
Selling, general, and administrative expenses	145,602	123,321	380,088	333,084
Royalty income	(10,494)	(10,396)	(28,092)	(27,690)

Operating income	56,765	79,878	132,421	184,470
Interest expense, net	1,699	1,568	5,305	6,674
Foreign currency gain	(88)	--	(319)	--

Income before income taxes	55,154	78,310	127,435	177,796
Provision for income taxes	20,705	28,653	48,204	66,218

Net income	$34,449	$49,657	$79,231	$111,578

Basic net income per common share (Note 13)	$0.59	$0.84	$1.37	$1.89
Diluted net income per common share (Note 13)	$0.58	$0.83	$1.35	$1.86

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the nine-month periods ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$79,231	$111,578
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,522	22,730
Amortization of Bonnie Togs inventory step-up	5,944	--
Non-cash revaluation of contingent consideration	1,020	--
Amortization of Bonnie Togs tradename and non-compete agreements	96	--
Amortization of debt issuance costs	531	1,232
Non-cash stock-based compensation expense	7,161	5,397
Income tax benefit from stock-based compensation	(6,292)	(8,973)
Loss (gain) on disposal/sale of property, plant, and equipment	149	(3)
Deferred income taxes	8,021	6,974
Effect of changes in operating assets and liabilities:
Accounts receivable	(90,263)	(89,407)
Inventories	(59,355)	(49,782)
Prepaid expenses and other assets	1,019	(1,255)
Accounts payable and other liabilities	(56,572)	6,710

Net cash (used in) provided by operating activities	(85,788)	5,201

Cash flows from investing activities:
Capital expenditures	(29,157)	(29,483)
Acquisition of Bonnie Togs	(61,199)	--
Proceeds from sale of property, plant, and equipment	10	286

Net cash used in investing activities	(90,346)	(29,197)

Cash flows from financing activities:
Payments on term loan	--	(102,364)
Repurchases of common stock	--	(44,090)
Income tax benefit from stock-based compensation	6,292	8,973
Withholdings from vesting of restricted stock	(1,635)	(715)
Proceeds from exercise of stock options	5,428	9,480

Net cash provided by (used in) financing activities	10,085	(128,716)

Effect of exchange rate changes on cash	301	--
Net decrease in cash and cash equivalents	(165,748)	(152,712)
Cash and cash equivalents, beginning of period	247,382	335,041

Cash and cash equivalents, end of period	$81,634	$182,329

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 1, 2011	$575	$210,600	$(1,890)	$470,651	$679,936
Exercise of stock options (744,511 shares)	7	5,421	--	--	5,428
Issuance of common stock (38,520 shares)	--	1,170	--	--	1,170
Withholdings from vesting of restricted stock (57,062 shares)	(1)	(1,634)	--	--	(1,635)
Income tax benefit from stock-based compensation	--	6,292	--	--	6,292
Restricted stock activity	4	(4)	--	--	--
Stock-based compensation expense	--	6,216	--	--	6,216
Comprehensive income (loss):
Net income	--	--	--	79,231	79,231
Cumulative foreign currency translation adjustments	--	--	(5,021)	--	(5,021)
Total comprehensive income (loss)	--	--	(5,021)	79,231	74,210
Balance at October 1, 2011	$585	$228,061	$(6,911)	$549,882	$771,617

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for our 351 Carter’s, 176 OshKosh, 37 Bonnie Togs, and 27 Carter’s/OshKosh retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of the entities comprising Bonnie Togs (“Bonnie Togs”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace.  At the time of the acquisition, Bonnie Togs operated 59 retail stores in Canada and sells products under the Carter’s and OshKosh B’gosh brands, as well as other private label and national brands.  Bonnie Togs was Carter’s principal licensee in Canada since 2007 and was a significant international licensee of the Company.

As a result of the acquisition of Bonnie Togs, the Company reevaluated and realigned certain of its reportable segments, please see Note 12, “Segment Information.”

Our unaudited condensed consolidated balance sheet as of October 1, 2011 includes Bonnie Togs.  The unaudited condensed consolidated statements of operations for the three and nine-month periods ended October 1, 2011 include Bonnie Togs effective July 3, 2011.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of October 1, 2011, the results of our operations for the three and nine-month periods ended October 1, 2011 and October 2, 2010, cash flows for the nine-month periods ended October 1, 2011 and October 2, 2010 and changes in stockholders’ equity for the nine-month period ended October 1, 2011.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three and nine-month periods ended October 1, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  Our accompanying condensed consolidated balance sheet as of January 1, 2011 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2011 reflect our financial position as of October 1, 2011.  The third quarter and first nine months of fiscal 2010 ended on October 2, 2010.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 – ACQUISITION OF BONNIE TOGS:

As noted above, on June 30, 2011, Northstar purchased all of the outstanding shares of capital stock of Bonnie Togs (the “Acquisition”) for total consideration of up to CAD $95 million.  CAD $60 million was paid in cash at closing.  Such payment is subject to post-closing adjustments.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.  As of July 2, 2011, the Company had included a discounted contingent consideration liability of approximately $24 million in its unaudited condensed consolidated balance sheet based upon the high probability that Bonnie Togs will attain its earnings targets.

The fair value of the discounted contingent consideration liability as of October 1, 2011 was approximately $23 million and is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.  The $1.0 million change in the fair value of the liability is reflected as $1.0 million in accretion expense and $2.0 million in other comprehensive income resulting from a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.  The Company will continue to revalue the contingent consideration at each reporting date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at June 30, 2011, the date of the Acquisition:
(U.S. dollars in thousands)

Current assets	$40,999
Property, plant, and equipment, net	13,165
Goodwill	54,340
Bonnie Togs tradename	623
Non-compete agreements	311
Total asset acquired	109,438
Current liabilities	17,437
Non-current liabilities	6,725
Total liabilities assumed	24,162
Net assets acquired	$85,276

In connection with the Acquisition, the Company recorded total acquired intangible assets of approximately $55.3 million, including $54.3 million of goodwill, $0.6 million related to the Bonnie Togs tradename (estimated life of two years), and $0.3 million related to non-compete agreements for certain executives (estimated life of four years).  The fair value of these intangible assets are subject to change until finalization of purchase accounting.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 – COMPREHENSIVE INCOME:

Comprehensive income, which includes net income, cumulative foreign currency translation adjustments, and unrealized gain on interest rate swap agreements, is as follows:
	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$34,449	$49,657	$79,231	$111,578
Cumulative foreign currency translation adjustments	(4,922)	--	(5,021)	--
Unrealized gain on interest rate swap agreements, net of tax of $107 and $379, respectively	--	225	--	688
Total comprehensive income	$29,527	$49,882	$74,210	$112,266

The components of accumulated other comprehensive income (loss) consisted of the following:

(dollars in thousands)	October 1, 2011	January 1, 2011	October 2, 2010

Cumulative foreign currency translation adjustments	$(5,021)	$--	$--
OshKosh defined benefit plan, net of tax	(2,894)	(2,894)	(4,031)
Carter’s post-retirement benefit obligation, net of tax	1,004	1,004	819
Interest rate swap agreements, net of tax	--	--	(166)
Total accumulated other comprehensive loss	$(6,911)	$(1,890)	$(3,378)

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following:
(dollars in thousands)	October 1, 2011	January 1, 2011	October 2, 2010

Revolving credit facility	$236,000	$236,000	$--
Former term loan	--	--	232,159
Current maturities	--	--	(2,450)
Total long-term debt	$236,000	$236,000	$229,709

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  At January 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $8.6 million of outstanding letters of credit, at an effective interest rate of 2.51%. At October 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $13.8 million of outstanding letters of credit, at an effective interest rate of 2.48%.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 – LONG-TERM DEBT: (Continued)

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

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of October 1, 2011, the Company believes it was in compliance with its financial debt covenants.

The Company’s former senior credit facility was comprised of a $232.2 million term loan (the “former term loan”) and a $125 million revolving credit facility (the “former revolver”) (including a sub-limit for letters of credit of $80 million).  There were no borrowings outstanding under the former revolver, exclusive of approximately $8.6 million of outstanding letters of credit at October 2, 2010.  Amounts borrowed under the former term loan had an applicable rate of LIBOR + 1.50%, regardless of the Company’s overall leverage level.  Interest was payable at the end of interest rate reset periods, which vary in length but in no case exceeded 12 months for LIBOR rate loans and quarterly for prime rate loans.  The effective interest rate on former term loan borrowings as of October 2, 2010 was 1.8%.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS:

In connection with the Acquisition, the Company recorded preliminary estimates of goodwill and other intangible assets including a Bonnie Togs tradename and non-compete agreements for certain executives of Bonnie Togs, in accordance with accounting guidance on business combinations.

  Goodwill as of October 1, 2011, represents the excess of the cost of the acquisitions of Carter’s, Inc., which was consummated on August 15, 2001, and of Bonnie Togs, which was consummated on June 30, 2011, over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  The OshKosh tradename was recorded in connection with the acquisition of OshKosh on July 14, 2005.  Our Carter’s and Bonnie Togs goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.  The Bonnie Togs tradename and non-compete agreements for certain executives are expected to have definite lives and are being amortized over two and four years, respectively.

 The Company’s intangible assets were as follows:
		October 1, 2011			January 1, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Bonnie Togs goodwill (2)	Indefinite	$49,966	$--	$49,966	$--	$--	$--
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
Bonnie Togs tradename	2 years	$576	$75	$501	$--	$--	$--
Non-compete agreements	4 years	$287	$19	$268	$--	$--	$--
OshKosh licensing agreements	4.7 years	$19,100	$19,100	$--	$19,100	$19,100	$--

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

		October 2, 2010
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570
Carter’s tradename	Indefinite	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500
OshKosh licensing agreements	4.7 years	$19,100	$19,100	$--

(1)	$54.5 million of which relates to Carter’s wholesale segment and $82.0 million of which relates to Carter’s retail segment.
(2)	Relates to International segment.

The following is a reconciliation of Bonnie Togs intangible assets:

	Bonnie Togs Goodwill	Bonnie Togs Tradename	Non-compete agreements

Gross Balance at June 30, 2011	$54,480	$623	$311
Purchase accounting adjustments	(140)	--	--
Foreign currency exchange adjustments	(4,374)	(47)	(24)
Gross Balance at October 1, 2011	$49,966	$576	$287

Amortization expense for intangible assets was approximately $0.1 million and $0.2 million for the three-month periods ended October 1, 2011 and October 2, 2010, respectively.  Amortization expense for intangible assets was approximately $0.1 million and $1.8 million for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively.

NOTE 7 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  Bonnie Togs, the Company’s Canadian subsidiary will file income tax returns in Canada and various Canadian provinces.  The Internal Revenue Service initiated an income tax audit for fiscal 2009 during the second quarter of fiscal 2011.  The Company is not anticipating a material payment or material impact on its effective tax rate as a result of this ongoing audit.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2007.

During the third quarter of fiscal 2011, we reversed approximately $0.3 million of reserves for which the statute of limitations expired during the quarter.   During the third quarter of fiscal 2010, we reversed approximately $0.5 million of reserves for which the statute of limitations expired during the quarter.

As of October 1, 2011, the Company had gross unrecognized tax benefits of approximately $9.6 million, $6.7 million of which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits as of October 1, 2011, are approximately $2.2 million of reserves for which the statute of limitations is expected to expire within the next year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may impact our annual effective tax rate and the effective tax rate in the quarter in which the benefits are recognized.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – INCOME TAXES: (Continued)

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the third quarter of fiscal 2011 and 2010, the Company recognized a reduction of interest expense on uncertain tax positions of approximately $0.1 million due to the settlement of prior year uncertain tax positions.  The Company had approximately $0.7 million, $0.6 million, and $0.6 million of interest accrued as of October 1, 2011, January 1, 2011, and October 2, 2010, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	October 1, 2011			January 1, 2011			October 2, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$25.2	$--	$--	$226.5	$--	$--	$150.4	$13.0	$--
Foreign exchange forward contracts	$1.1	$--	$--	$--	$--	$--	$--	$--	$--

Liabilities
Interest rate swap agreements	$--	$--	$--	$--	$--	$--	$--	$0.3	$--
Contingent consideration	$--	$--	$23.4	$--	$--	$--	$--	$--	$--

At October 1, 2011, we had approximately $25.2 million of cash invested in money market deposit accounts ($25.0 million in JP Morgan and $0.2 million in Bank of America).

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

During the third quarter of fiscal 2011, the Company recorded a $0.1 million gain related to the mark-to-market of open foreign currency exchange contracts and Bonnie Togs’ foreign denominated payables.

In connection with the Acquisition, the Company acquired open forward foreign exchange contracts which were undesignated hedges used to reduce its risk from cash flows associated with U.S. dollar denominated inventory purchases.  As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the U.S. dollar in relation to the Canadian dollar, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period.  The Company uses foreign exchange contracts that generally have maturities of up 12 months to provide continuing coverage throughout the hedging period.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS: (Continued)

As of October 1, 2011, the Company had contracts for sales of $23.4 million of Canadian dollars and for the purchase of $23.5 million of U.S. dollars at fixed rates.  The fair value of these forward contracts was an asset of $1.1 million.  The Company accounts for these foreign exchange contracts as undesignated positions in accordance with accounting standards on derivatives and hedging.  As such, these positions are marked to fair value through earnings at each reporting date.

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

As of October 2, 2010, approximately $100.0 million of our $232.2 million of outstanding debt was hedged under interest rate swap agreements.  In connection with the repayment of the Company’s former term loan, the Company terminated these effective interest rate swap agreements originally scheduled to mature in January 2011.

The fair value of the discounted contingent consideration liability was approximately $24 million as of July 2, 2011 and approximately $23 million as of October 1, 2011.  The $1.0 million change in the fair value of the liability is reflected as $1.0 million in accretion expense and $2.0 million in accumulated other comprehensive income reflecting a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

October 1, 2011	Prepaid expenses and other current assets	$1.1	Other current liabilities	$--
January 1, 2011	Prepaid expenses and other current assets	$--	Other current liabilities	$--
October 2, 2010	Prepaid expenses and other current assets	$--	Other current liabilities	$0.3

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS:  (Continued)

The effect of derivative instruments designated as cash flow hedges on our accompanying unaudited condensed consolidated financial statements was as follows:

	For the three-month period ended October 1, 2011		For the nine-month period ended October 1, 2011
(dollars in thousands)	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$--	$--	$--	$--

	For the three-month period ended October 2, 2010		For the nine-month period ended October 2, 2010
(dollars in thousands)	Amount of gain recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of loss recognized in accumulated other comprehensive income (loss) on effective hedges (1)	Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$225	$(291)	$688	$(1,440)

(1) Amount recognized in accumulated other comprehensive income (loss), net of tax of $107,000 and $379,000 for the three and nine-month periods ended October 2, 2010, respectively.

The effect of undesignated derivative instruments on our accompanying unaudited condensed consolidated financial statements was as follows:

	Gains recognized in earnings

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Foreign exchange forward contract	$1,549	$ --	$1,780	$ --

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost – benefits attributed to service during the period	$18	$23	$54	$69
Interest cost on accumulated post-retirement benefit obligation	106	133	318	399
Amortization net actuarial gain	(5)	(7)	(15)	(21)
Total net periodic post-retirement benefit cost	$119	$149	$357	$447

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Interest cost on accumulated pension benefit obligation	$7	$12	$23	$36

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits.  The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Interest cost on accumulated pension benefit obligation	$614	$598	$1,841	$1,794
Expected return on assets	(779)	(718)	(2,335)	(2,156)
Amortization of actuarial loss	1	34	1	101
Total net periodic pension (benefit) expense	$(164)	$(86)	$(493)	$(261)

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 – COMMON STOCK:

During the first nine months of fiscal 2011, the Company issued 38,520 shares of common stock at a fair market value of $30.38 per share to its non-management board members.  In connection with this issuance, we recognized approximately $1.2 million in stock-based compensation expense.  During the first nine months of fiscal 2010, the Company issued 24,032 and 2,115 shares of common stock at a fair market value of $33.29 and $23.65 per share, respectively, to its non-management board members.  In connection with these issuances, we recognized approximately $850,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares (the “2007 Authorization”).  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares (the “2010 Authorization”).  The Company has completed repurchase of outstanding shares in the amount totaling the entire $100 million approved under the 2007 Authorization.  Under the 2010 Authorization, the Company has repurchased and retired 1,686,830 shares, or approximately $41.1 million, of its common stock at an average price of $24.37 per share.  The total remaining capacity under this authorization was approximately $58.9 million as of October 1, 2011.  This authorization has no expiration date.

The Company did not repurchase any shares of its common stock during the three and nine-month periods ended October 1, 2011.  During the first nine months of fiscal 2010, beginning in the third quarter, the Company repurchased and retired 1,837,450 shares of its common stock at an average price of $24.00 per share.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

NOTE 11 – STOCK-BASED COMPENSATION:

Under our Amended and Restated Equity Incentive Plan, the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards, intended to help defray the cost of awards.  The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine-month period ended October 1, 2011.

Assumptions

Volatility	34.97%
Risk-free interest rate	2.67%
Expected term (years)	6.8
Dividend yield	--

The fair value of restricted stock and restricted stock units (collectively, “restricted stock awards”) is determined based on the quoted closing price of our common stock on the date of grant.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION: (Continued)

The following table summarizes our stock option and restricted stock awards activity during the nine-month period ended October 1, 2011:

	Time-based stock options	Restricted stock awards

Outstanding, January 1, 2011	2,471,486	481,413

Granted	450,600	384,300
Exercised	(744,511)	--
Vested restricted stock	--	(163,137)
Forfeited	(100,600)	(50,550)
Expired	(16,200)	--

Outstanding, October 1, 2011	2,060,775	652,026

Exercisable, October 1, 2011	1,085,163	--

During the three-month period ended October 1, 2011, we granted 46,500 time-based stock options with a weighted-average Black-Scholes fair value of $9.54 per share and a weighted-average exercise price of $30.17 per share.  In connection with this grant, we recognized approximately $18,000 in stock-based compensation expense during the three-month period ended October 1, 2011.

During the nine-month period ended October 1, 2011, we granted 450,600 time-based stock options with a weighted-average Black-Scholes fair value of $11.79 per share and a weighted-average exercise price of $28.76 per share.  In connection with these grants, we recognized approximately $651,000 in stock-based compensation expense during the nine-month period ended October 1, 2011.

During the three-month period ended October 1, 2011, we granted 40,000 shares of restricted stock awards to employees with a weighted-average fair value on the date of grant of $30.17 per share.  In connection with these grants, we recognized approximately $48,000 in stock-based compensation expense during the three-month period ended October 1, 2011.

During the nine-month period ended October 1, 2011, we granted 384,300 shares of restricted stock awards to employees with a weighted-average fair value on the date of grant of $28.85 per share.  In connection with these grants, we recognized approximately $1,332,000 in stock-based compensation expense during the nine-month period ended October 1, 2011.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Time-based stock options	Restricted stock awards	Total

2011 (period from October 2 through December 31, 2011)	$863	$1,290	$2,153
2012	3,074	4,843	7,917
2013	2,355	3,823	6,178
2014	1,347	2,680	4,027
Total	$7,639	$12,636	$20,275

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

In light of the Acquisition, the Company reevaluated and realigned certain of its reportable segments.  As a result, the Company’s reportable segments include a new international segment reflecting our new Canadian operations, our existing international wholesale business, and royalty income from our international licensees.  In addition, the Company combined its historical mass channel segments with its wholesale segments.  The Company believes these changes in segment reporting better reflect how its five business segments, Carter’s wholesale, Carter’s retail, OshKosh retail, OshKosh wholesale, and international, are managed and how each segment’s performance is evaluated.  Effective October 1, 2011, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended						For the nine-month periods ended
(dollars in thousands)	October 1, 2011		% of Total	October 2, 2010	% of Total	October 1, 2011		% of Total	October 2, 2010	% of Total
Net sales:

Carter’s Wholesale	$288,775		45.1%	$251,943	48.7%	$703,028		46.7%	$603,599	48.1%
Carter’s Retail (a)	184,498		28.9%	150,838	29.1%	465,281		31.0%	382,570	30.5%
Total Carter’s	473,273		74.0%	402,781	77.8%	1,168,309		77.7%	986,169	78.6%

OshKosh Retail (a)	80,472		12.6%	77,946	15.0%	191,578		12.7%	185,050	14.8%
OshKosh Wholesale	26,472		4.1%	25,810	5.0%	61,248		4.1%	55,935	4.5%
Total OshKosh	106,944		16.7%	103,756	20.0%	252,826		16.8%	240,985	19.3%

International (b)	59,400		9.3%	11,391	2.2%	81,970		5.5%	26,832	2.1%

Total net sales	$639,617		100.0%	$517,928	100.0%	$1,503,105		100.0%	$1,253,986	100.0%

Operating income (loss):			% of segment net sales		% of segment net sales			% of segment net sales		% of segment net sales

Carter’s Wholesale	$33,023		11.4%	$44,496	17.7%	$90,603		12.9%	$122,407	20.3%
Carter’s Retail (a)	25,698		13.9%	31,579	20.9%	72,897		15.7%	76,405	20.0%

Total Carter’s	58,721		12.4%	76,075	18.9%	163,500		14.0%	198,812	20.2%

OshKosh Retail (a)	2,154		2.7%	9,420	12.1%	(10,079)		(5.3%)	10,474	5.7%
OshKosh Wholesale	362		1.4%	3,855	14.9%	(260)		(0.4%)	4,476	8.0%

Total OshKosh	2,516		2.4%	13,275	12.8%	(10,339)		(4.1%)	14,950	6.2%

International (b)	7,919	(c)	13.3%	5,567	48.9%	16,500	(c)	20.1%	12,794	47.7%

Segment operating income	69,156		10.8%	94,917	18.3%	169,661		11.3%	226,556	18.1%

Corporate expenses (d)	(12,391)	(e)	(1.9%)	(15,039)	(2.9%)	(37,240)	(e)	(2.5%)	(42,086)	(3.4%)

Total operating income	$56,765		8.9%	$79,878	15.4%	$132,421		8.8%	$184,470	14.7%

(a)	Includes eCommerce results.
(b)	Includes international retail and wholesale sales, and international licensing income.
(c)
Includes $5.9 million related to the amortization of the fair value step-up for Bonnie Togs inventory acquired and a $1.0 million charge associated with the revaluation of the Company’s contingent consideration.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)	Includes $0.1 million and $2.3 million of professional service fees associated with the Acquisition for the three and nine-month periods ended October 1, 2011, respectively.

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

Basic net income per share is calculated by dividing net income for the period by the weighted-average common shares outstanding for the period.  Diluted net income per share includes the effect of dilutive instruments, such as stock options and restricted stock awards, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the nine-month periods ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,729,572	58,325,162	57,366,529	58,513,228
Dilutive effect of unvested restricted stock awards	121,633	89,931	108,577	111,110
Dilutive effect of stock options	464,846	599,598	599,805	781,849
Diluted number of common and common equivalent shares outstanding	58,316,051	59,014,691	58,074,911	59,406,187

Basic net income per common share:
Net income	$34,449,000	$49,657,000	$79,231,000	$111,578,000
Income allocated to participating securities	(384,738)	(427,084)	(890,416)	(956,589)
Net income available to common shareholders	$34,064,262	$49,229,916	$78,340,584	$110,621,411

Basic net income per common share	$0.59	$0.84	$1.37	$1.89

Diluted net income per common share:
Net income	$34,449,000	$49,657,000	$79,231,000	$111,578,000
Income allocated to participating securities	(381,699)	(422,775)	(881,305)	(944,082)
Net income available to common shareholders	$34,067,301	$49,234,225	$78,349,695	$110,633,918

Diluted net income per common share	$0.58	$0.83	$1.35	$1.86

For the three and nine-month periods ended October 1, 2011, anti-dilutive shares of 963,925 were excluded from the computations of diluted earnings per share.  For the three and nine-month periods ended October 2, 2010, anti-dilutive shares of 673,804 and 601,404, respectively, were excluded from the computations of diluted earnings per share.

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

In September 2011, the FASB issued new guidance on testing goodwill for impairment.  This guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount.  If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  This guidance is effective for fiscal years beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2011 reflect our financial position as of October 1, 2011.  The third quarter and first nine months of fiscal 2010 ended on October 2, 2010.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of Bonnie Togs (the “Acquisition”) for total consideration of up to CAD $95 million.  CAD $60 million was paid in cash at closing.  Such payment is subject to post-closing adjustments.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.

As of July 2, 2011, the Company had included a discounted contingent consideration liability of approximately $24 million in its unaudited condensed consolidated balance sheet based upon the high probability that Bonnie Togs will attain its earnings targets.  The fair value of the discounted contingent consideration liability as of October 1, 2011 was approximately $23 million and is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.  The $1.0 million change in the fair value of the liability is reflected as $1.0 million in accretion expense and $2.0 million in other comprehensive income resulting from a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.  The Company will continue to revalue the contingent consideration at each reporting date.

In light of the Acquisition, the Company reevaluated and realigned certain of its reportable segments.  As a result, the Company’s reportable segments include a new international segment reflecting our new Canadian operations, our existing international wholesale business, and royalty income from our international licensees.  In addition, the Company combined its historical mass channel segments with its wholesale segments.  The Company believes these changes in segment reporting better reflect how its five business segments, Carter’s wholesale, Carter’s retail, OshKosh retail, OshKosh wholesale, and international, are managed and how each segment’s performance is evaluated.  Effective October 1, 2011, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

Our unaudited condensed consolidated statements of operations for the three and nine-month periods ended October 1, 2011 include the results of Bonnie Togs effective July 3, 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales

Carter’s Wholesale	45.1%	48.7%	46.7%	48.1%
Carter’s Retail	28.9	29.1	31.0	30.5
Total Carter’s	74.0	77.8	77.7	78.6

OshKosh Retail	12.6	15.0	12.7	14.8
OshKosh Wholesale	4.1	5.0	4.1	4.5
Total OshKosh	16.7	20.0	16.8	19.3

International	9.3	2.2	5.5	2.1

Consolidated net sales	100.0	100.0	100.0	100.0
Cost of goods sold	70.0	62.8	67.8	60.9

Gross profit	30.0	37.2	32.2	39.1
Selling, general, and administrative expenses	22.8	23.8	25.3	26.6
Royalty income	(1.7)	(2.0)	(1.9)	(2.2)

Operating income	8.9	15.4	8.8	14.7
Interest expense, net	0.3	0.3	0.3	0.5
Foreign currency gain	--	--	--	--

Income before income taxes	8.6	15.1	8.5	14.2
Provision for income taxes	3.2	5.5	3.2	5.3

Net income	5.4%	9.6%	5.3%	8.9%

Number of retail stores at end of period:
Carter’s	351	297	351	297
OshKosh	176	177	176	177
Bonnie Togs	37	--	37	--
Carter’s/OshKosh stores	27	--	27	--
Total	591	474	591	474

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Three and nine-month periods ended October 1, 2011 compared to the three and nine-month periods ended October 2, 2010

CONSOLIDATED NET SALES

In the third quarter of fiscal 2011, consolidated net sales increased $121.7 million, or 23.5%, to $639.6 million.  In the first nine months of fiscal 2011, consolidated net sales increased $249.1 million, or 19.9%, to $1.5 billion.  The increases in consolidated net sales for the third quarter and first nine months of fiscal 2011 reflect the acquisition of Bonnie Togs and growth in all segments.

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	October 1, 2011	% of Total	October 2, 2010	% of Total	October 1, 2011	% of Total	October 2, 2010	% of Total

Net sales:
Carter’s Wholesale	$288,775	45.1%	$251,943	48.7%	$703,028	46.7%	$603,599	48.1%
Carter’s Retail	184,498	28.9%	150,838	29.1%	465,281	31.0%	382,570	30.5%
Total Carter’s	473,273	74.0%	402,781	77.8%	1,168,309	77.7%	986,169	78.6%

OshKosh Retail	80,472	12.6%	77,946	15.0%	191,578	12.7%	185,050	14.8%
OshKosh Wholesale	26,472	4.1%	25,810	5.0%	61,248	4.1%	55,935	4.5%
Total OshKosh	106,944	16.7%	103,756	20.0%	252,826	16.8%	240,985	19.3%
International	59,400	9.3%	11,391	2.2%	81,970	5.5%	26,832	2.1%
Total net sales	$639,617	100.0%	$517,928	100.0%	$1,503,105	100.0%	$1,253,986	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $36.8 million, or 14.6%, in the third quarter of fiscal 2011 to $288.8 million.  This growth was driven primarily by an 8% increase in units shipped and a 6% increase in average price per unit, as compared to the third quarter of fiscal 2010.

Carter’s wholesale sales increased $99.4 million, or 16.5%, in the first nine months of fiscal 2011 to $703.0 million.  This growth was driven primarily by a 13% increase in units shipped and a 3% increase in average price per unit, as compared to the first nine months of fiscal 2010.

The increases in units shipped in both periods were driven by continued strong demand for our Carter’s, Child of Mine, Just One You, and Precious Firsts product offerings and an increase in shipments in the off-price channel.  The increases in average price per unit in both periods were driven by higher prices on our product offerings.

CARTER’S RETAIL SALES

Carter’s retail store sales increased $33.7 million, or 22.3%, in the third quarter of fiscal 2011 to $184.5 million.  The increase was driven by incremental sales of $15.9 million generated by new store openings, $10.9 million generated by eCommerce sales, and a comparable store sales increase of $7.9 million, or 5.5%, partially offset by the impact of store closings of $0.8 million.  On a comparable store basis, average prices increased 7.8% primarily on our Fall product offerings and transactions decreased 2.6% due primarily to a decline in consumer traffic.

Carter’s retail store sales increased $82.7 million, or 21.6%, in the first nine months of fiscal 2011 to $465.3 million.  The increase was driven by incremental sales of $37.7 million generated by new store openings, $27.8 million generated by eCommerce sales, and a comparable store sales increase of $18.1 million, or 4.9%, partially offset by the impact of store closings of $0.8 million.  On a comparable store basis, average prices increased 3.6% on our product offerings and transactions decreased 1.8% due primarily to a decline in consumer traffic.

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

During the third quarter of fiscal 2011, the Company opened 23 Carter’s retail stores.  During the first nine months of fiscal 2011, the Company opened 47 and closed two Carter’s retail stores.  There were a total of 351 Carter’s retail stores as of October 1, 2011.  In total, the Company plans to open 55 Carter’s retail stores during fiscal 2011 and anticipates no additional store closures in the fourth quarter of fiscal 2011.

OSHKOSH RETAIL SALES

OshKosh retail store sales increased $2.5 million, or 3.2%, in the third quarter of fiscal 2011 to $80.5 million.  The increase reflects incremental sales of $3.3 million generated by eCommerce sales and $2.5 million generated by new store openings, partially offset by a comparable store sales decrease of $1.7 million, or 2.3%, and the impact of store closings of $1.6 million.  On a comparable store basis, average prices increased 4.3%, primarily on our Fall product offerings and transactions decreased 6.9% due to a decline in consumer traffic.

OshKosh retail store sales increased $6.5 million, or 3.5%, in the first nine months of fiscal 2011 to $191.6 million.  The increase reflects incremental sales of $8.2 million generated by eCommerce sales and $7.3 million generated by new store openings, partially offset by a comparable store sales decrease of $5.8 million, or 3.3%, and the impact of store closings of $3.2 million.  On a comparable store basis, transactions decreased 4.8% due to a decline in consumer traffic and average prices decreased 0.9% reflecting higher levels of promotional activity.

During the third quarter of fiscal 2011, the Company opened one and closed two OshKosh retail stores.  During the first nine months of fiscal 2011, the Company opened three and closed seven OshKosh retail stores.  There were a total of 176 OshKosh retail stores as of October 1, 2011.  In total, the Company plans to open three and close 13 OshKosh retail stores during fiscal 2011.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales increased $0.7 million, or 2.6%, in the third quarter of fiscal 2011 to $26.5 million.  This increase reflects an 11% increase in average price per unit, partially offset by a 7% decrease in units shipped as compared to the third quarter of fiscal 2010.

OshKosh wholesale sales increased $5.3 million, or 9.5%, in the first nine months of fiscal 2011 to $61.2 million.  This increase reflects a 6% increase in average price per unit and a 3% increase in units shipped as compared to the first nine months of fiscal 2010.

The increases in average price per unit primarily reflect higher average selling prices on our Fall product offerings as compared to the third quarter and first nine months of fiscal 2010.  The decrease in units shipped during the third quarter of fiscal 2011 was due to a decrease in units shipped to our regular-priced wholesale customers.  The increase in units shipped during the first nine months of fiscal 2011 was primarily driven by an increase in shipments to our off-price customers.

INTERNATIONAL SALES

International sales increased $48.0 million, or 421.5%, in the third quarter of fiscal 2011 to $59.4 million.  The increase reflects the Acquisition in the current year and higher international wholesale sales driven primarily by the expansion in our multi-national accounts and growth primarily in the Middle East.

International sales increased $55.1 million, or 205.5%, in the first nine months of fiscal 2011 to $82.0 million.  The increase reflects the Acquisition in the current year and higher international wholesale sales.  We operate a total of 37 Bonnie Togs and 27 Carter’s/OshKosh retail stores as of October 1, 2011.  In total, the Company plans to open one Carter’s/OshKosh retail store and anticipates no store closures in Canada in the fourth quarter of fiscal 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

GROSS PROFIT

Our gross profit decreased $0.9 million, or 0.5%, to $191.9 million in the third quarter of fiscal 2011.  Gross margin decreased 720 basis points from 37.2% in the third quarter of fiscal 2010 to 30.0% in the third quarter of fiscal 2011.  Our gross profit decreased $5.4 million, or 1.1%, to $484.4 million in the first nine months of fiscal 2011.  Gross margin decreased 690 basis points from 39.1% in the first nine months of fiscal 2010 to 32.2% in the first nine months of fiscal 2011.

The decline in gross profit as a percentage of net sales primarily reflects higher product costs of approximately $70 million and $120 million, in the third quarter and first nine months of fiscal 2011, respectively.  The product cost increases are primarily related to increases in cotton prices and labor rates and were partially offset by selective price increases.  In addition, the third quarter and first nine months of fiscal 2011 includes an amortization charge of approximately $5.9 million related to a fair value step-up of inventory acquired at the Acquisition and sold during the third quarter of fiscal 2011.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third quarter of fiscal 2011 increased $22.3 million, or 18.1%, to $145.6 million.  As a percentage of net sales, selling, general, and administrative expenses in the third quarter of fiscal 2011 decreased to 22.8% from 23.8% in the third quarter of fiscal 2010.

Selling, general, and administrative expenses in the first nine months of fiscal 2011 increased $47.0 million, or 14.1%, to $380.1 million.  As a percentage of net sales, selling, general, and administrative expenses in the first nine months of fiscal 2011 decreased to 25.3% from 26.6% in the first nine months of fiscal 2010.

The improvements in selling, general, and administrative expenses as a percentage of net sales reflect:

•
a 100 basis points decrease (from 12.2% to 11.2%) in our U.S. retail store expenses as compared to the third quarter of fiscal 2010 and an 80 basis points decrease (from 14.2% to 13.4%) as compared to the first nine months of fiscal 2010;

•	$3.2 million and $7.3 million in lower provisions for performance-based compensation for the third quarter and first nine months of fiscal 2011, respectively; and

•	controlling growth in spending to a lower rate than growth in net sales.

Partially offsetting these reductions were:

•	$9.8 million in Bonnie Togs expenses and $1.0 million of accretion expense associated with the revaluation of the Bonnie Togs contingent consideration;

•	$3.1 million and $9.5 million in incremental operating expenses during the third quarter and first nine months of fiscal 2011, respectively, associated with the growth of the eCommerce business; and

•	$0.1 million and $2.3 million of Bonnie Togs acquisition-related expenses during the third quarter and first nine months of fiscal 2011, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names.  Royalty income from these brands in the third quarter of fiscal 2011 was approximately $10.5 million (including $1.9 million of international royalty income), an increase of $0.1 million, or 0.9%, as compared to the third quarter of fiscal 2010.  The increase for third quarter was driven by increased sales by our OshKosh and Child of Mine brand licensees, partially offset by lower international royalties due to the Acquisition.  Prospectively, the Company’s international royalty income will no longer include royalty income from Bonnie Togs.

Royalty income from these brands in the first nine months of fiscal 2011 was approximately $28.1 million (including $6.9 million of international royalty income), an increase of $0.4 million, or 1.5%, as compared to the first nine months of fiscal 2010.  The increase for the first nine months of fiscal 2011 was driven by increased sales by our Genuine Kids from OshKosh brand licensee and our Carter’s and OshKosh brand international licensees, partially offset by lower levels of licensed sales of our Child of Mine brand and the absence of royalty income from Bonnie Togs during the third quarter of fiscal 2011.

OPERATING INCOME

Operating income decreased $23.1 million, or 28.9%, to $56.8 million in the third quarter of fiscal 2011.  Operating income decreased $52.0 million, or 28.2%, to $132.4 million in the first nine months of fiscal 2011.  The decreases in operating income were due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the third quarter of fiscal 2011 increased $0.1 million, or 8.4%, to $1.7 million, compared to the third quarter of fiscal 2010.  The increase is primarily attributable to higher weighted-average borrowings and a higher effective interest rate.  Weighted-average borrowings in the third quarter of fiscal 2011 were $236.0 million at an effective interest rate of 3.15%, including amortization of debt issuance costs, as compared to weighted-average borrowings in the third quarter of fiscal 2010 of $232.8 million at an effective interest rate of 3.00%, including amortization of debt issuance costs.  In the third quarter of fiscal 2010, we recorded $0.3 million in interest expense related to our interest rate swap agreements.

Interest expense in the first nine months of fiscal 2011 decreased $1.4 million, or 20.5%, to $5.3 million, compared to the first nine months of fiscal 2010.  The decrease is primarily attributable to lower weighted-average borrowings.  Weighted-average borrowings in the first nine months of fiscal 2011 were $236.0 million at an effective interest rate of 3.19%, including amortization of debt issuance costs, as compared to weighted-average borrowings in the first nine months of fiscal 2010 of $299.2 million at an effective interest rate of 3.15%, including amortization of debt issuance costs.  In the first nine months of fiscal 2010, we recorded $1.4 million in interest expense related to our interest rate swap agreements and a $0.5 million write-off of debt issuance costs related to the prepayment of a portion of our term loan debt.

FOREIGN CURRENCY GAIN

As part of the Acquisition, the Company entered into a forward foreign currency exchange contract to reduce its risk from exchange rate fluctuations on the purchase price of Bonnie Togs.  The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings during the second quarter of fiscal 2011.  In addition, during the third quarter of fiscal 2011, the Company recorded $0.1 million net gain related to the mark-to-market of open foreign currency exchange contracts and Bonnie Togs’ foreign denominated payables.

INCOME TAXES

Our effective tax rate was 37.5% for the third quarter of fiscal 2011 as compared to 36.6% for the third quarter of fiscal 2010, due primarily to the impact of certain non-deductible costs associated with the Acquisition.  Our effective tax rate was 37.8% for the first nine months of fiscal 2011 and 37.2% for the first nine months of fiscal 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

NET INCOME

As a result of the factors described above, our net income for the third quarter of fiscal 2011 decreased $15.2 million, or 30.6%, to $34.4 million as compared to $49.7 million in the third quarter of fiscal 2010.  Our net income for the first nine months of fiscal 2011 decreased $32.3 million, or 29.0%, to $79.2 million as compared to $111.6 million in the first nine months of fiscal 2010.

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

Net accounts receivable at October 1, 2011 were $214.6 million compared to $171.5 million at October 2, 2010 and $121.5 million at January 1, 2011.  The increase of $43.1 million, or 25.1%, as compared to October 2, 2010 primarily reflects increased wholesale sales in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.  Due to the seasonal nature of our operations, the net accounts receivable balance at October 1, 2011 is not comparable to the net accounts receivable balance at January 1, 2011.

Net inventories at October 1, 2011 were $386.0 million compared to $263.8 million at October 2, 2010 and $298.5 million at January 1, 2011.  The increase of $122.2 million, or 46.3%, as compared to October 2, 2010 is primarily due to higher product costs, the Acquisition, and business growth and operational improvements.  Due to the seasonal nature of our operations, net inventories at October 1, 2011 are not comparable to net inventories at January 1, 2011.

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

Net cash used in operating activities for the first nine months of fiscal 2011 was $85.8 million compared to net cash provided by operating activities of $5.2 million in the first nine months of fiscal 2010.  The decrease in operating cash flow primarily reflects changes in net working capital and decreased earnings.

We invested $29.2 million in capital expenditures during the first nine of fiscal 2011 compared to $29.5 million during the first nine months of fiscal 2010.  We plan to invest approximately $50 million in capital expenditures during fiscal 2011, primarily for retail store openings and investments in information technology.

On February 16, 2007, the Company’s Board of Directors approved a share repurchase authorization, pursuant to which the Company was authorized to purchase up to $100 million of its outstanding common shares (the “2007 Authorization”).  On June 15, 2010, the Company’s Board of Directors approved a new share repurchase authorization, pursuant to which the Company is authorized to purchase up to an additional $100 million of its outstanding common shares (the “2010 Authorization”).  The Company has completed repurchase of outstanding shares in the amount totaling the entire $100 million approved under the 2007 Authorization.  Under the 2010 Authorization, the Company has repurchased and retired 1,686,830 shares, or approximately $41.1 million, of its common stock at an average price of $24.37 per share.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  The total remaining capacity under this authorization was approximately $58.9 million as of October 1, 2011.  The 2010 Authorization has no expiration date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

The Company did not repurchase any shares of its common stock during the three and nine-month periods ended October 1, 2011.  During the first nine months of fiscal 2010, beginning in the third quarter, the Company repurchased and retired 1,837,450 shares of its common stock at an average price of $24.00 per share.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

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

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of October 1, 2011, the Company believes it was in compliance with its financial debt covenants.

At October 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $13.8 million of outstanding letters of credit. Weighted-average borrowings in the first nine months of fiscal 2011 were $236.0 million at an effective interest rate of 3.19%, including amortization of debt issuance costs, as compared to weighted-average borrowings in the first nine months of fiscal 2010 of $299.2 million at an effective interest rate of 3.15%, including amortization of debt issuance costs.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of October 1, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

On June 30, 2011, Northstar purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million.  CAD $60 million was paid in cash at closing.  Such payment is subject to post-closing adjustments.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable in the event of any failure to meet overall targets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

The fair value of the discounted contingent consideration liability was approximately $24 million as of July 2, 2011 and approximately $23 million as of October 1, 2011.  The $1.0 million change in the fair value of the liability is reflected as $1.0 million in accretion expense and $2.0 million in accumulated other comprehensive income reflecting a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.  The Company will continue to revalue the contingent consideration at each reporting date.

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

 EFFECTS OF INFLATION AND DEFLATION

The Company is subject to both inflationary and deflationary risks.  With respect to inflation, the Company is experiencing higher product costs, driven by increases in underlying component costs, such as cotton, polyester, labor rates, and transportation costs.  The Company expects product costs will remain at elevated levels or increase further for at least the first half of fiscal 2012.  The Company’s product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory levels.  Although we have raised our selling prices on some of our products, we do not expect in the near term to be able to fully absorb these cost increases and our profitability will be adversely impacted.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

Revenue recognition: We recognize wholesale and eCommerce revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale customers to assist these customers with inventory clearance or promotions.  Such amounts are reflected as a reduction of net sales and are recorded based upon agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for estimated customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectability.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $0.1 million and $2.1 million in the third quarter and first nine months of fiscal 2011, respectively, and $0.7 million and $2.4 million in the third quarter and first nine months of fiscal 2010, respectively, as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than we project, additional write-downs may be required.

Goodwill and tradename:  As of October 1, 2011, we had approximately $186.5 million in Carter’s and Bonnie Togs goodwill and $306.2 million of aggregate value related to the Carter’s, OshKosh, and Bonnie Togs tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at its acquisition date, July 14, 2005, using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.  The Bonnie Togs tradename was estimated using a relief from royalty analysis at the time of acquisition on June 30, 2011.  The Bonnie Togs tradename was determined to have a definite life and will be amortized over a period of two years.

The carrying values of the goodwill and tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.  We do not believe there were any triggering events as of October 1, 2011 that would require us to perform an updated impairment review.

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

Foreign currency:  The functional currency of the Company’s foreign operations is the local currency.  Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

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

We contract for production with third parties primarily in Asia and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we source products from over 100 vendors in 15 countries, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar.  Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows.  Historically, Bonnie Togs has employed foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods.  Other than the hedging arrangements at Bonnie Togs in existence prior to the acquisition, we are not currently hedging foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of October 1, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 1, 2011.

Changes in Internal Control over Financial Reporting

On June 30, 2011, the Company acquired Bonnie Togs (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).  In connection with the Acquisition, we have expanded our internal controls over financial reporting to include Bonnie Togs.  Future material changes to internal controls, if any, will be disclosed in accordance with the applicable SEC requirements.  Other than the changes described above, no other changes in the Company’s internal controls over financial reporting during the period covered by this report have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 16, 2011, the United States District Court for the Northern District of Georgia granted without prejudice the Company’s motion to dismiss all of the claims in the amended and consolidated complaint in the Consolidated Action for failure to state a claim under the federal securities laws.  The plaintiffs filed a second amended and consolidated complaint on July 20, 2011.  On November 1, 2011, the Company reached an agreement in principle to settle the Consolidated Action for an amount which will be paid by the Company’s insurance providers.  The proposed settlement provides for a full and complete release of all related claims that were or could have been brought against the Company, its subsidiaries, and any and all current and former directors, officers, and employees of the Company and its subsidiaries.  Both the terms of the proposed settlement and the plan of distribution for the settlement fund are subject to execution of definitive agreements and court approval.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the “Alvarado Action”).  The Complaint in the Alvarado Action alleges, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company’s accounting for discounts offered to some wholesale customers.  The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.  Pursuant to a series of stipulations, the parties agreed to defer the time by which defendants are to respond to the Complaint pending the potential resolution of the Consolidated Action referenced above.

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

In the third quarter and first nine months of fiscal 2011, we derived approximately 37.4% and 36.8% of our consolidated net sales from our top eight customers.  No one customer represented greater than 10% of our consolidated net sales in the third quarter or first nine months of fiscal 2011.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

    As described in more detail in Part II - Item 1 of this filing, the Company is also currently subject to two class action lawsuits and a derivative shareholder action lawsuit, as well as various other claims and pending or threatened lawsuits in the normal course of our business.  We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment, which could be substantial.  We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms.  Our insurers may also dispute our claims for coverage.  Further, these lawsuits may result in diversion of management's time and attention, the expenditure of large amounts of cash on legal fees and other expenses, and injury to our reputation, all of which may adversely affect our operations and financial condition.  As further described in more detail in Part II - Item 1 of this filing, on November 1, 2011, the Company reached an agreement in principle to settle the class action lawsuits. Both the terms of the proposed settlement and the plan of distribution for the settlement fund are subject to execution of definitive agreements and court approval.

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

The Company’s product costs, driven by inflation in significant component costs such as cotton, polyester, labor, and transportation, have increased and may remain at elevated levels or increase further for at least the first half of fiscal 2012.  Our product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory levels.  Although we have raised our selling prices on some of our products, we do not expect in the near term to be able to fully absorb these cost increases, and we expect our profitability to be adversely impacted.  In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children’s apparel industry.  In this environment, there is a risk that customers will not accept our price increases.  If the Company is unable to effectively raise selling prices to help offset higher production costs, the adverse effect on our profitability may be even greater than anticipated.

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

• disruption in the global transportation network such as a port strike, capacity withholding, world trade restrictions, or war;

• the application of foreign intellectual property laws;

• the ability of our vendors to secure sufficient credit to finance the manufacturing process including the acquisition of raw materials; and

• exchange rate fluctuations between the Company’s and/or its subsidiaries’ functional currency and the currencies paid to foreign contractors.

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

The baby and young children's apparel market is highly competitive.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in our wholesale businesses include Disney, Gerber, and private label product offerings.  Our primary competitors in the retail store channel include Old Navy, The Gap, The Children’s Place, Gymboree, 77kids, and Disney.  Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers.  Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are.  As a result, these competitors may be able to:

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

As of October 1, 2011, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, an $85.5 million OshKosh brand tradename asset, Bonnie Togs estimated goodwill of $50.0 million, and a $0.5 million Bonnie Togs tradename asset on its unaudited condensed consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

CARTER’S, INC.

Date: November 3, 2011	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)