Form 10-K
period 2011-12-31
CARTERS INC
filed 2012-02-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2011 (the last business day of our most recently completed second quarter) was $1,776,721,299.

There were 58,884,166 shares of Carter’s, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Carter’s, Inc., to be held on May 17, 2012, will be incorporated by reference in Part III of this Form 10-K.  Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 31, 2011.

CARTER’S, INC.

PART I

Our market share data is based on information provided by the NPD Group, Inc.  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of a market.  The baby and young children’s apparel market includes apparel products for ages zero to seven.  NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data.  Please note that NPD revised its Fashion Consumer Tracker methodology, effective with the most recent data release for annual 2011 and restated annual 2010 data.  NPD data cited in prior Annual Reports on Form 10-K are based on an alternate methodology no longer employed by NPD and are not comparable to current year presentation.

Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.

ITEM 1. BUSINESS

GENERAL

We are the largest branded marketer in the United States of apparel exclusively for babies and young children.  We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh.  Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to seven.  In fiscal 2005, we acquired OshKosh B’Gosh.  Established in 1895, OshKosh is a well-known brand, trusted by consumers for its line of apparel for children sizes newborn to 12.  We have extensive experience in the young children’s apparel market and focus on delivering products that satisfy our consumers’ needs.  We market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We use a business model that we believe has multiple platforms for growth and is focused on high volume and productivity.  Our Carter’s, OshKosh, and related brands are sold domestically to national department stores, chain and specialty stores, discount retailers, internationally, and online.  As of December 31, 2011, we operated 359 Carter’s and 170 OshKosh outlet and brand retail stores in the United States and 65 retail stores in Canada.  We believe each of our brands has its own unique positioning in the marketplace.  In the U.S., our brands compete in the $22 billion children’s apparel market, for children ages zero to seven, with our Carter’s brand achieving the #1 branded position with a 14.1% market share and our OshKosh brand having a 2.2% market share.  We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories.  Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of the entities comprising Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace.  Prior to the Acquisition, Bonnie Togs was Carter’s principal licensee in Canada since 2007 and was a significant international licensee of the Company.  The operating results for the Canadian business have been consolidated in the Company’s operating results commencing on July 1, 2011.

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

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER’S BRANDS – U.S.

Under our Carter’s brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven.  Our Carter’s brand is sold in department stores, national chains, specialty stores, off-price sales channels, through our Carter’s retail stores, and online at www.carters.com.  Additionally, we sell our Just One You and Precious Firsts brands at Target and our Child of Mine brands at Walmart.  In fiscal 2011, we sold over 278 million units of Carter’s, Child of Mine, Just One You, and Precious Firsts products in the United States, an increase of approximately 11% from fiscal 2010, through our Carter’s retail stores, to our wholesale customers, and online.  Sales growth has been driven by our focus on essential, high-volume, core apparel products for babies and young children.  Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, towels, washcloths, and receiving blankets.  Our top ten baby and sleepwear core products accounted for approximately 65% of our baby and sleepwear net sales in fiscal 2011 in the United States.  We believe our core apparel products are essential consumer staples, less dependent on changes in fashion trends, and generally supported by a favorable birth rate and other demographic trends.

We have cross-functional product teams focused on the development of our Carter’s baby, sleepwear, and playclothes products.  These teams are skilled in identifying and developing high-volume, core products.  Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics.  These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems.  We also license our brand names to other companies to create a comprehensive collection of lifestyle products, including bedding, hosiery, shoes, room décor, furniture, gear, and toys.  The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to core product design reduces our exposure to fashion risk and supports efficient operations.  We conduct consumer research as part of our product development process and engage in product testing in our own stores.  We analyze quantitative measurements such as pre-season bookings, weekly over-the-counter selling results, and daily re-order rates in order to assess productivity.

CARTER’S BRAND POSITIONING – U.S.

Our strategy is to drive our brand image as the leader in baby and young children’s apparel and to consistently provide high-quality products at a great value to consumers.  We employ a disciplined merchandising strategy that identifies and focuses on core products.  We believe that we have strengthened our brand image with the consumer by differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies.  We also attempt to differentiate our products through store-in-store fixturing and branding packages and advertising with our wholesale customers.  We have invested in display units for our major wholesale customers that more clearly present our core products on their floors to enhance brand and product presentation.  We also strive to provide our wholesale customers with a consistent, high-level of service, including delivering and replenishing products on time to fulfill customer needs.

CARTER’S PRODUCTS – U.S.

Baby

Carter’s brand baby products include bodysuits, pants, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties.  In fiscal 2011, we generated $678.3 million in net sales of these products, representing 32.2% of our consolidated net sales in the United States.

Our Carter’s brand is the leading brand in the baby category in the United States.  In fiscal 2011, in the department stores, national chains, outlet, specialty stores, and off-price sales channels, our aggregate Carter’s brand market share in the United States was approximately 23.8% for baby ages zero to two, which represents greater than five times the market share of the next largest brand.  We sell a complete range of baby products for newborns, primarily made of cotton.  We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers.  We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers.  Our Carter's Little Layette product line, the largest component of our baby business, provides parents with essential core products and accessories, including value-focused multi-packs.  Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter’s brand playclothes products include knit and woven cotton apparel for everyday use in sizes three months to seven.  In fiscal 2011, we generated $529.0 million in net sales of these products in the United States, or 25.1%, of our consolidated net sales.  We continue to focus on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications.  Our aggregate 2011 Carter’s brand playclothes market share in the United States was approximately 13.1% in the $16 billion department store, national chain, outlet, specialty store, and off-price sales channels.

Sleepwear

Carter’s brand sleepwear products include pajamas and blanket sleepers in sizes 12 months to seven.  In fiscal 2011, we generated $310.4 million in net sales of these products in the United States, or 14.7%, of our consolidated net sales.  Our Carter’s brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States.  In fiscal 2011, in these channels, our Carter’s brand market share was approximately 29.0%, which represents nearly three times the market share of the next largest brand.  As in our baby product line, we differentiate our sleepwear products by offering high-volume, high quality core products with distinctive print designs and artistic applications.

Other Products

Our other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.  In fiscal 2011, we generated $93.0 million in net sales of these other products in our Carter’s retail stores and online, or 4.4%, of our consolidated net sales.

Royalty Income

       We currently extend our Carter’s, Child of Mine, and Just One You product offerings by licensing these brands to 15 domestic marketers in the United States.  These licensing partners develop and sell products through our multiple sales channels while leveraging our brand strength, customer relationships, and designs.  Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our core baby and young children’s apparel offerings.  Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process.  We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer.  In addition, we work closely with our wholesale customers and our licensees to gain dedicated floor space for licensed product categories.  In fiscal 2011, our Carter’s brand earned $18.5 million in domestic royalty income.

OSHKOSH BRANDS – U.S.

Under our OshKosh brand, we design, source, and market a broad array of young children’s apparel, primarily for children in sizes newborn to 12.  Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, through off-price sales channels, and online at www.oshkoshbgosh.com.  In fiscal 2011, we sold approximately 50 million units of OshKosh products in the United States through our retail stores, to our wholesale customers, and online, an increase of approximately 3% over fiscal 2010.  We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand.  Given its long history of durability, quality, and style, we believe our OshKosh brand represents a significant long-term growth opportunity for us, especially in the $16 billion young children’s playclothes market in the United States.  We continue to focus on our core product development and marketing disciplines, improving the productivity of our OshKosh retail stores, investing in new employees and talent development, leveraging our relationships with major wholesale accounts, and leveraging our infrastructure and supply chain.

OSHKOSH BRAND POSITIONING – U.S.

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

OSHKOSH PRODUCTS – U.S.

Playclothes

Our OshKosh brand is best known for its playclothes products.  In fiscal 2011, we generated $303.9 million in net sales of OshKosh brand playclothes products in the United States, which accounted for approximately 14.4% of our consolidated net sales.  OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and playclothes products for everyday use in sizes newborn to 12.  We plan to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.  We believe our OshKosh brand represents a significant opportunity for us to increase our share in the playclothes category as the $16 billion young children’s playclothes market in the United States is highly fragmented.  In fiscal 2011, this market was more than five times the size of the baby and sleepwear markets combined.

Other Products

The remainder of our OshKosh brand product offerings include baby, sleepwear, outerwear, shoes, hosiery, and accessories.  In fiscal 2011, we generated $58.9 million in net sales of these other products in our OshKosh retail stores and online, which accounted for 2.8% of our consolidated net sales.

Royalty Income

We partner with a number of domestic licensees to extend the reach of our OshKosh brand.  We currently have six domestic licensees selling apparel and accessories.  Our largest licensing agreement is with Target.  All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement.  Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories.  In fiscal 2011, we earned approximately $10.3 million in domestic royalty income from our OshKosh brands.

INTERNATIONAL

Our international segment includes our new Canadian retail and wholesale operations, our existing international wholesale sales, and royalty income from our international licensees.  Collectively, our international segment operates in approximately 50 countries.  Our international sales of $136.2 million, or 6.5% of consolidated net sales, more than tripled in fiscal 2011 due to six months of incremental sales from the June 30, 2011 acquisition of Bonnie Togs and higher international wholesale sales.  As of December 31, 2011, we operated 65 retail stores in Canada.

We partner with 24 licensees to sell the Carter’s and OshKosh brands internationally in approximately 35 countries.   In fiscal 2011, our OshKosh international licensees generated retail sales of approximately $124.0 million, on which we earned approximately $7.1 million in royalty income.  In fiscal 2011, our international licensees generated Carter’s brand retail sales of $26.3 million on which we earned $1.3 million in royalty income.

DISTRIBUTION CHANNELS

Business segment financial information for our five business segments:  Carter’s wholesale, Carter’s retail, OshKosh retail, OshKosh wholesale, and international, is contained in Item 8 – “Financial Statements and Supplementary Data,” Note 15 – “Segment Information” to the accompanying audited consolidated financial statements.

As described above, we sell our products through the wholesale channel, through our retail stores in the U.S. and Canada, and online.

Our Carter’s brand wholesale customers include major retailers, such as Costco, JCPenney, Kohl’s, Macy’s, Sam’s Club, Target, Toys “R” Us, and Walmart.  Our sales professionals work with these customers to establish annual plans for our baby products, which we refer to as core basics.  Once we establish an annual plan with an account, we place the majority of our accounts on our automatic replenishment reorder plan for core basics.  This allows us to plan our sourcing requirements and benefits both us and our wholesale customers by maximizing our customers’ in-stock positions, thereby improving sales and profitability.  We intend to drive continued growth with our wholesale customers through our focus on managing our key accounts’ business through product mix, fixturing, brand presentation, advertising, and frequent meetings with the senior management of our major wholesale customers.

Our OshKosh brand wholesale customers include major retailers, such as Belk, Bon-Ton, Fred Meyer, JCPenney, Kohl’s, and Sears.  We continue to work with our customers to establish seasonal plans for playclothes products.  The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

In Canada we sell our products in our Bonnie Togs retail stores, our co-branded Carter's / OshKosh stores, and through the wholesale channel.

As of December 31, 2011, we operated 359 Carter’s retail stores in the United States, of which 180 were brand stores and 179 were outlet stores.  These stores carry a complete assortment of first-quality baby and young children’s apparel, accessories, and gift items.  Our stores average approximately 4,500 square feet per location and are distinguished by an easy, consumer-friendly shopping environment.  Our brand stores are generally located in high-traffic, strip centers located in or near major cities.  We believe our brand strength and our assortment of core products have made our stores a destination location within many outlet and strip centers.  Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.

As of December 31, 2011, we operated 170 OshKosh retail stores in the United States, of which 151 were outlet stores and 19 were brand stores.  These stores carry a wide assortment of young children’s apparel, accessories, and gift items and average approximately 4,700 square feet per location.

As of December 31, 2011, we operated 65 retail stores in Canada, selling products under the Carter's and OshKosh brands as well as other private label and national brands.  These stores average approximately 5,500 square feet per location, slightly larger than our U.S. based stores, and offer a similar product assortment, localized for climate differences.

Store Expansion

We use a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density.  We believe that we are located in many of the premier outlet centers in the United States and we continue to add new brand store locations to our real estate portfolio.

GLOBAL SOURCING NETWORK AND PRODUCT COSTS

       We have significant experience in sourcing products internationally, primarily from Asia, with expertise that includes the ability to evaluate vendors, familiarity with foreign supply sources, and experience with sourcing logistics particular to Asia.  We also have relationships with both leading and certain specialized sourcing agents in Asia.  One sourcing agent currently manages approximately 83% of our inventory purchases.  Our product costs can vary depending on the underlying cost of raw materials, such as cotton and polyester, and the level of labor and transportation costs.  The availability of raw materials impacts the cost of our products.  Our sourcing network consists of over 90 vendors located in over 15 countries.  We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

COMPETITION

The baby and young children's apparel market is highly competitive.  Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in the wholesale channel include Disney, Gerber, and private label product offerings.  Our primary competitors in the retail store channel include Disney, Gymboree, Old Navy, The Children’s Place, and The Gap.  Most retailers, including our customers, have significant private label product offerings that compete with our products.  Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers.  We believe that the strength of our Carter’s, OshKosh, and related brand names combined with our breadth of product offerings and operational expertise position us well against these competitors.

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

TRADEMARKS, COPYRIGHTS, AND LICENSES

We own many copyrights and trademarks, including Carter’s®, OshKosh®, OshKosh B’gosh®, Child of Mine®, Just One You®, Precious Firsts™, Little Collections™, and Little Layette®, many of which are registered in the United States and in more than 120 foreign countries.

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

EMPLOYEES

As of December 31, 2011, we had 8,684 employees, 2,619 of whom were employed on a full-time basis and 6,065 of whom were employed on a part-time basis.  We have no unionized employees.  We have had no labor-related work stoppages and believe that our labor relations are good.

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

In fiscal 2011, we derived approximately 26% of our consolidated net sales from our top four customers.  No one customer represented 10% or more of our consolidated net sales in fiscal 2011.  We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace.  As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationships with us.  Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a unique and compelling value proposition for our consumers in the Company’s distribution channels.  There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumers’ tastes and preferences or fashion trends.  If consumers’ tastes and preferences are not aligned with our product offerings, promotional pricing may be required to move seasonal merchandise.  Increased use of promotional pricing would have a material adverse effect on our gross margin and results of operations.

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

In addition, the Company’s brand image, which is associated with providing a consumer product with outstanding quality and name recognition, makes it valuable as a royalty source.  The Company is able to generate royalty income from the sale of licensed products that bear its Carter’s, Just One You, Precious Firsts, Child of Mine, OshKosh, OshKosh Est. 1895, Genuine Kids, and related trademarks.  While the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

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

As described in more detail in Part II - Item 1 of this filing, the Company is also currently subject to two class action lawsuits, as well as various other claims and pending or threatened lawsuits in the normal course of our business.  We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment, which could be substantial.  We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms.  Our insurers may also dispute our claims for coverage.  Further, these lawsuits may result in diversion of management's time and attention, the expenditure of large amounts of cash on legal fees and other expenses, and injury to our reputation, all of which may adversely affect our operations and financial condition.  As further described in more detail in Part II - Item 1 of this filing, on December 21, 2011, the Company reached an agreement to settle the class action lawsuits, and on January 19, 2012 the Court granted preliminary approval of the settlement and ordered that notice be provided to the proposed settlement class.  The Court has scheduled a hearing for May 31, 2012 to determine whether the settlement will receive final approval.

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

The Company’s product costs, driven by inflation in significant component costs such as cotton, polyester, labor, fuel, and transportation, have increased and may remain at elevated levels or increase further.  Our product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory values.  Although we have raised our selling prices on many of our products, we do not expect in the near term to be able to fully absorb these cost increases, and we expect our profitability to continue to be adversely impacted.  In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children’s apparel industry.

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

Any significant disruption to our eCommerce business, including order acceptance and processing, order fulfillment, web-hosting, warehousing, and call center operations, could harm our brand and our reputation in the marketplace.

The operation of our eCommerce business depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations.  We currently rely on a third party to host our eCommerce website, process and manage web orders, warehouse inventory sold through our eCommerce website, fulfill our eCommerce sales to our customers, and operate a call center supporting our eCommerce business, and we intend to transition fulfillment services in-house in the near future.  Any significant disruption in the operations of our eCommerce business, could harm our brand and our reputation in the marketplace.

The loss of a sourcing agent could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

One sourcing agent currently manages approximately 83% of our inventory purchases.  Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

The baby and young children's apparel market is highly competitive.  Both branded and private label manufacturers compete in the baby and young children's apparel market.  Our primary competitors in our wholesale businesses include private label product offerings, Disney, and Gerber.  Our primary competitors in the retail store channel include Disney, Gymboree, Old Navy, The Children’s Place, and The Gap.  Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers.  Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are.  As a result, these competitors may be able to:

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

The Company’s retail stores are located in leased retail locations across the United States and Canada.  Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable.  If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited.  Further, if existing outlet and brand stores do not maintain a sufficient customer base that provides a reasonable sales volume or the Company is unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on the Company’s sales, gross margin, and results of operations.

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

We face various risks arising from our recent acquisition of Bonnie Togs, a Canadian children’s apparel retailer. We may fail to realize growth opportunities and other benefits from the acquisition of Bonnie Togs, and we may fail to successfully integrate the Bonnie Togs business with our existing business, either of which could adversely affect our financial condition and results of operations.

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

As of December 31, 2011, the Company had Carter’s goodwill of $136.6 million, a $220.2 million Carter’s brand tradename asset, an $85.5 million OshKosh brand tradename asset, Bonnie Togs goodwill of $52.1 million, and a $0.4 million Bonnie Togs tradename asset on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Location	Approximate floor space in square feet	Principal use	Lease expiration date	Renewal options
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2015	10 years
Hogansville, Georgia	258,000	Distribution/warehousing	Owned	--
Chino, California	413,000	Distribution/warehousing	July 2014	2 years
Griffin, Georgia	219,000	Finance/information technology/benefits administration/rework	Owned	--
Fayetteville, Georgia	30,000	Wholesale customer service/information technology	September 2020	15 years
Atlanta, Georgia	131,000	Executive offices/Carter’s design and merchandising/marketing	June 2015	5 years
OshKosh, Wisconsin	6,400	Finance/consumer affairs	December 2019	5 years
Shelton, Connecticut	64,000	Finance/retail store administration	February 2019	10 years
New York, New York	16,000	Sales office/showroom	January 2015	--
New York, New York	22,000	OshKosh design center	January 2022	10 years
Atlanta, Georgia	9,842	OshKosh showroom	December 2012	1 year
Cambridge, Ontario	36,500	Bonnie Togs executive offices/distribution/warehousing	June 2021	10 years
Cambridge, Ontario	46,332	Bonnie Togs distribution/warehousing	May 2014	--

        As of December 31, 2011, we operated 529 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,600 square feet.  In addition, we operated 65 leased retail stores in Canada, having an average size of approximately 5,500 square feet.  Generally, the majority of our leases have an average term of ten years.

Aggregate lease commitments as of December 31, 2011 for the above leased properties are as follows:  fiscal 2012—$82.0 million; fiscal 2013—$77.9 million; fiscal 2014—$69.9 million; fiscal 2015—$58.0 million; fiscal 2016—$49.7 million, and $163.6 million for the balance of these commitments beyond fiscal 2016.

ITEM 3.  LEGAL PROCEEDINGS:

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

On March 16, 2011, the United States District Court for the Northern District of Georgia granted without prejudice the Company’s motion to dismiss all of the claims in the amended and consolidated complaint in the Consolidated Action for failure to state a claim under the federal securities laws.  The plaintiffs filed a second amended and consolidated complaint on July 20, 2011.  On December 21, 2011, the Company reached an agreement to settle the Consolidated Action for an amount which has been paid by the Company’s insurance providers.  The settlement agreement includes no admission of liability or wrongdoing by the Company or by any other defendants and provides for a full and complete release of all related claims that were or could have been brought against the Company, its subsidiaries, and any and all current and former directors, officers, and employees of the Company and its subsidiaries.  On January 19, 2012, the Court granted preliminary approval of the settlement and ordered that notice be provided to the proposed settlement class (as defined in the settlement agreement).  The Court has scheduled a hearing for May 31, 2012 to determine whether the settlement will receive final approval.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the “Alvarado Action”).  The Complaint in the Alvarado Action alleged, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company’s accounting for discounts offered to some wholesale customers.  The Company was named solely as a nominal defendant against whom the plaintiff sought no recovery.  Pursuant to an agreement among the parties, on February 22, 2012 the parties filed a joint stipulation to dismiss the Alvarado Action without prejudice, which the Court granted later that same day.

The Company is subject to various other claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently party to any other legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI.  The last reported sale price per share of our common stock on February 21, 2011 was $42.70.  On that date there were approximately 26,154 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2011	High	Low
First quarter	$30.26	$26.50
Second quarter	$32.88	$27.72
Third quarter	$34.50	$27.44
Fourth quarter	$41.70	$29.92

2010	High	Low
First quarter	$31.24	$25.42
Second quarter	$34.24	$25.39
Third quarter	$27.17	$22.19
Fourth quarter	$32.69	$23.53

Share Repurchases

The following table provides information about shares acquired from employees during the fourth quarter of fiscal 2011 to satisfy the required withholding of taxes in connection with the vesting of restricted stock:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 2, 2011 through October 29, 2011	--	$--	--	Not applicable

October 30, 2011 through November 26, 2011	355	$36.73	--	Not applicable

November 27, 2011 through December 31, 2011	13,410	$39.78	--	Not applicable

Total	13,765	$39.70	--	Not applicable

(1)	All of the shares were surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

Share Repurchase Program

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

The Company did not repurchase any shares of its common stock during fiscal 2011 pursuant to any share repurchase authorization other than the shares of common stock from the Company’s employees to satisfy tax withholding obligations upon vesting of restricted stock to such employees.  During fiscal 2010, the Company repurchased and retired 2,058,830 shares, or approximately $50.0 million, of its common stock at an average price of $24.29 per share.  Since inception of the repurchase program and through fiscal 2011, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share.  The total remaining capacity under this authorization was approximately $58.9 million as of December 31, 2011.  This authorization has no expiration date.

DIVIDENDS

Provisions in our revolving facility currently restrict the ability of our operating subsidiary, The William Carter Company (“TWCC”), from paying cash dividends to our parent company, Carter’s, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which materially restricts Carter’s, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and other data as of and for the five fiscal years ended December 31, 2011 (fiscal 2011).

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of the entities comprising Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace.  Prior to the acquisition, Bonnie Togs was Carter’s principal licensee in Canada since 2007 and was a significant international licensee of the Company.  As of December 31, 2011, we operated 65 retail stores in Canada and sold products under the Carter’s and OshKosh brands, as well as other private label and other brands.

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

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  This revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility (five years).  On December 22, 2011, the Company and lenders amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars. The term of the revolving credit facility expires October 15, 2015.

The selected financial data for the five fiscal years ended December 31, 2011 was derived from our audited consolidated financial statements.  Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2011 ended on December 31, 2011, fiscal 2010 ended on January 1, 2011, fiscal 2009 ended on January 2, 2010, fiscal 2008 ended on January 3, 2009, and fiscal 2007 ended on December 29, 2007.  Fiscal 2011, fiscal 2010, fiscal 2009, and fiscal 2007 each contained 52 weeks of financial results.  Fiscal 2008 contained 53 weeks of financial results.

The following table should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data."

	Fiscal Years

(dollars in thousands, except per share data)	2011	2010	2009	2008	2007

OPERATING DATA:
Wholesale sales – Carter’s	$939,115	$827,815	$742,224	$730,043	$707,212
Retail sales – Carter’s	671,590	546,233	489,740	422,436	366,296
Retail sales – OshKosh	280,900	264,887	257,289	249,130	233,776
Wholesale sales – OshKosh	81,888	75,484	72,448	73,014	84,172
International	136,241	34,837	27,976	19,897	12,570
Total net sales	2,109,734	1,749,256	1,589,677	1,494,520	1,404,026
Cost of goods sold	1,418,582	1,075,384	985,323	975,999	928,996
Gross profit	691,152 (a)	673,872	604,354	518,521	475,030
Selling, general, and administrative expenses	540,960 (a)	468,192	428,674	404,274	359,826
Investigation expenses (b)	--	--	5,717	--	--
Intangible asset impairment (c)	--	--	--	--	154,886
Executive retirement charges (d)	--	--	--	5,325	--
Workforce reduction, facility write-down, and closure costs (e)	--	--	10,771	2,609	5,285
Royalty income	(37,274)	(37,576)	(36,421)	(33,685)	(30,738)
Operating income (loss)	187,466	243,256	195,613	139,998	(14,229)
Interest income	(386)	(575)	(219)	(1,491)	(1,386)
Interest expense	7,534	10,445	12,004	19,578	24,465
Foreign exchange gain	(570)	--	--	--	--
Income (loss) before income taxes	180,888	233,386	183,828	121,911	(37,308)
Provision for income taxes	66,872	86,914	68,188	44,007	38,488
Net income (loss)	$114,016	$146,472	$115,640	$77,904	$(75,796)
PER COMMON SHARE DATA:
Basic net income (loss)	$1.96	$2.50	$2.03	$1.37	$(1.30)
Diluted net income (loss)	$1.94	$2.46	$1.97	$1.33	$(1.30)

BALANCE SHEET DATA (end of period):
Working capital (f)	$629,394	$532,891	$505,051	$359,919	$311,000
Total assets	1,402,709	1,257,182	1,208,599	1,038,012	958,777
Total debt, including current maturities	236,000	236,000	334,523	338,026	341,529
Stockholders’ equity	805,709	679,936	556,024	413,551	366,238
CASH FLOW DATA:
Net cash provided by operating activities	$81,074	$85,821	$188,859	$181,041	$50,190
Net cash used in investing activities	(106,692)	(39,496)	(29,516)	(34,947)	(20,022)
Net cash provided by (used in) financing activities	11,505	(133,984)	13,349	(32,757)	(49,701)
OTHER DATA:
Gross margin	32.8%	38.5%	38.0%	34.7%	33.8%
Depreciation and amortization	$32,548	$31,727	$32,274	$30,158	$29,919
Capital expenditures	45,495	39,782	33,600	34,947	20,079

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(a) Gross profit includes $6.7 million in additional expenses related to the amortization of the fair value step-up of inventory acquired as a result of the Acquisition.  SG&A includes $5.5 million related to revaluation of the contingent consideration and acquisition-related charges associated with the Acquisition.

(b) Investigation expenses of $5.7 million in fiscal 2009 relate to professional service fees incurred in connection with the Company’s customer margin support investigation (see Note 17 to the accompanying audited consolidated financial statements).

(c) Intangible asset impairment charges of $154.9 million in fiscal 2007 reflect the impairment of the OshKosh goodwill (OshKosh wholesale segment of $36.0 million and OshKosh retail segment of $106.9 million) and the impairment of the value ascribed to the OshKosh tradename of $12.0 million.

(d) Executive retirement charges of $5.3 million in fiscal 2008 consist of $3.1 million related to the present value of severance and benefit obligations and $2.2 million of which related to the accelerated vesting of certain stock options.

(e) The $5.3 million in closure costs in fiscal 2007 relate to the closure of our White House, Tennessee distribution facility.  The $2.6 million charge in fiscal 2008 relates to the write-down of the carrying value of our White House, Tennessee distribution facility.  The $10.7 million in fiscal 2009 includes closure costs of $3.3 million associated with the closure of our Barnesville, Georgia distribution facility including severance and other benefits, asset impairment charges, and other closure costs, $1.2 million of asset impairment charges net of a gain on the closure and sale of our Oshkosh, Wisconsin facility, $0.7 million related to the write-down of our White House, Tennessee distribution facility, and $5.5 million of severance and other benefits related to the corporate workforce reduction.

(f)  Represents total current assets less total current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition.  You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form10-K.  Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results.  We based these statements on assumptions that we consider reasonable.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K.

OVERVIEW

For 146 years, Carter’s has been one of the most recognized and trusted brand names in the children’s apparel industry.  We also own the OshKosh brand, which over 110 years has earned the position of a highly trusted and well-known brand.

On June 30, 2011, we acquired Bonnie Togs, a Canadian children’s apparel retailer and a former international licensee.  Specifically, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing.  Such payment is subject to post-closing adjustments, which we expect to be finalized in the first quarter of fiscal 2012.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.

As of July 2, 2011, the Company had a discounted contingent consideration liability of approximately $24.3 million based upon the high probability that Bonnie Togs will attain its earnings targets.  The fair value of the discounted contingent consideration liability as of December 31, 2011 was approximately $25.6 million and is included in other long-term liabilities on the accompanying consolidated balance sheet.  The $1.2 million change in the fair value of the liability is reflected as $2.5 million in accretion expense and $1.3 million in other comprehensive income resulting from a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.  The Company will continue to revalue the contingent consideration at each reporting date.

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

We sell our products under our Carter’s, OshKosh, Child of Mine, and Just One You brands in the wholesale channel, which include nearly 17,000 department, national chain, specialty, and discount retailer stores in the United States.  Additionally, as of December 31, 2011, we operated 359 Carter’s and 170 OshKosh retail stores located primarily in outlet and strip centers throughout the United States and 65 retail stores in Canada.  In March 2010, we launched our eCommerce business.  We also extend our brand reach by licensing our Carter’s, Child of Mine, Just One You, OshKosh, and related brand names through domestic licensing arrangements, including licensing of our Genuine Kids from OshKosh brand to Target stores nationwide.  Our OshKosh and Carter’s brand names are also licensed through international licensing arrangements.  During fiscal 2011, we earned approximately $37.3 million in royalty income from these arrangements.

We source substantially all of our products through a network of vendors primarily in Asia.  Various sourcing agents coordinate this process, with one sourcing agent currently managing approximately 83% of our inventory purchases.  Our product costs, driven by inflation in significant component costs such as cotton, polyester, labor, fuel, and transportation increased substantially throughout fiscal 2011 and are expected to continue to remain at elevated levels for at least the first half of fiscal 2012.  These cost increases have resulted in higher cost of goods sold and inventory values.  Although we have raised our selling prices on many of our products, we have been unable to fully absorb these cost increases and our profitability was negatively impacted.  We do not expect in the near term to be able to fully absorb these elevated costs and our profitability may continue to be adversely impacted.

In connection with the Acquisition, we acquired certain definite-lived intangible assets comprised of a Bonnie Togs tradename and non-compete agreements which resulted in amortization expense of $0.2 million in fiscal 2011. In connection with the acquisition of OshKosh, we acquired certain definite-lived intangible assets comprised of licensing agreements and leasehold interests which were fully amortized in fiscal 2010 and had amortization expense of $1.8 million in fiscal 2010 and $3.7 million in fiscal 2009.

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  This revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility (five years).  On December 22, 2011, the Company and lenders amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars. The term of the revolving credit facility expires October 15, 2015.

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

The Company did not repurchase any shares of its common stock during fiscal 2011 pursuant to any share repurchase authorization other than the shares of common stock from the Company’s employees to satisfy tax withholding obligations upon vesting of restricted stock to such employees.  During fiscal 2010, the Company repurchased and retired 2,058,830 shares, or approximately $50.0 million, of its common stock at an average price of $24.29 per share.  Since inception of the repurchase program and through fiscal 2011, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share.  The total remaining capacity under this authorization was approximately $58.9 million as of December 31, 2011.  This authorization has no expiration date.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2011 ended on December 31, 2011, fiscal 2010 ended on January 1, 2011, and fiscal 2009 ended on January 2, 2010.  Fiscal 2011, 2010, and 2009 each contained 52 weeks of financial results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2011	2010	2009

Net Sales

Carter’s Wholesale	44.5%	47.3%	46.7%
Carter’s Retail	31.8	31.2	30.8
Total Carter’s	76.3	78.5	77.5

OshKosh Retail	13.3	15.2	16.2
OshKosh Wholesale	3.9	4.3	4.5
Total OshKosh	17.2	19.5	20.7

International	6.5	2.0	1.8

Consolidated net sales	100.0	100.0	100.0
Cost of goods sold	67.2	61.5	62.0
Gross profit	32.8	38.5	38.0
Selling, general, and administrative expenses	25.6	26.8	27.0
Investigation expenses	--	--	0.4
Workforce reduction, facility write-down, and closure costs	--	--	0.7
Royalty income	(1.7)	(2.2)	(2.4)

Operating income	8.9	13.9	12.3
Foreign exchange gain	--	--	--
Interest expense, net	0.3	0.6	0.7

Income before income taxes	8.6	13.3	11.6
Provision for income taxes	3.2	4.9	4.3

Net income	5.4%	8.4%	7.3%
Number of retail stores at end of period:
Carter’s	359	306	276
OshKosh	170	180	170
International	65	--	--
Total	594	486	446

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED WITH FISCAL YEAR ENDED JANUARY 1, 2011

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2011 were $2.1 billion, an increase of $360.5 million, or 20.6%, compared to $1.7 billion in fiscal 2010 and reflects growth in all of our segments and the Acquisition.

	For the fiscal years ended
(dollars in thousands)	December 31, 2011	% of Total	January 1, 2011	% of Total

Net sales:
Carter’s Wholesale	$939,115	44.5%	$827,815	47.3%
Carter’s Retail	671,590	31.8%	546,233	31.2%
Total Carter’s	1,610,705	76.3%	1,374,048	78.5%

OshKosh Retail	280,900	13.3%	264,887	15.2%
OshKosh Wholesale	81,888	3.9%	75,484	4.3%
Total OshKosh	362,788	17.2%	340,371	19.5%
International	136,241	6.5%	34,837	2.0%
Total net sales	$2,109,734	100.0%	$1,749,256	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales in the United States increased $111.3 million, or 13.4%, in fiscal 2011 to $939.1 million.  This growth was driven by an 8% increase in units shipped and a 5% increase in average price per unit, as compared to fiscal 2010.  The increase in units shipped was primarily driven by continued strong demand for our Carter’s and Child of Mine product offerings and an increase in shipments to the off-price channel.  The increase in average price per unit primarily reflects higher average selling prices on our product offerings.

CARTER’S RETAIL SALES

Carter’s retail sales in the United States increased $125.4 million, or 22.9%, in fiscal 2011 to $671.6 million.  The increase was driven by incremental sales of $57.0 million generated by new store openings, $40.8 million generated by eCommerce sales, and a comparable store sales increase of $29.1 million, or 5.6% (based on 296 locations), partially offset by the effect of store closures of $1.5 million.  During fiscal 2011, on a comparable store basis, average prices increased 5.0% on our product offerings, units per transaction increased 1.9%, and transactions decreased 1.3%.  Despite a decline in consumer traffic, we believe comparable store sales were strong.

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

There were a total of 359 Carter’s retail stores open as of December 31, 2011.  During fiscal 2011, we opened 56 and closed three Carter’s retail stores.  We plan to open approximately 60 and close four Carter’s retail stores during fiscal 2012.

OSHKOSH RETAIL SALES

OshKosh retail sales in the United States increased $16.0 million, or 6.0%, in fiscal 2011 to $280.9 million.  The increase reflects incremental sales of $12.9 million generated by eCommerce sales and $8.9 million generated by new store openings, partially offset by the effect of store closings of $5.0 million and a comparable store sales decrease of $0.7 million, or 0.3% (based on 163 locations).  On a comparable store basis, units per transaction increased 2.4%, average prices increased 1.0%, and transactions decreased 3.6% on our product offerings.  We believe this decrease was driven by the decline in consumer traffic.

There were a total of 170 OshKosh retail stores open as of December 31, 2011.  During fiscal 2011, we opened three and closed 13 OshKosh retail stores.  We plan to open approximately five and close 13 OshKosh retail stores during fiscal 2012.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales in the United States increased $6.4 million, or 8.5%, in fiscal 2011 to $81.9 million.  The increase in OshKosh brand wholesale sales was driven by an 8% increase in average price per unit and a 1% increase in units shipped, as compared to fiscal 2010.  The increase in average price per unit primarily reflects higher average selling prices.  The increase in units shipped was primarily driven by an increase in shipments to our off-price customers.

INTERNATIONAL SALES

International sales increased $101.4 million, or 291.1%, in fiscal 2011 to $136.2 million.  The increase reflects six months of sales from our new Canadian operations in the current year and higher international wholesale sales, primarily driven by expansion in our multi-national accounts and growth in the Middle East. We operated a total of 65 retail stores in Canada as of December 31, 2011.  In fiscal 2012, the Company plans to open 18 retail stores in Canada and anticipates no store closures.

GROSS PROFIT

Our gross profit increased $17.3 million, or 2.6%, to $691.2 million in fiscal 2011.  Gross margin decreased 570 basis points from 38.5% in fiscal 2010 to 32.8% in fiscal 2011.

The decrease in gross profit as a percentage of net sales reflects:

(i) higher product costs of approximately $180 million primarily related to increases in cotton prices and labor rates; and

(ii) an amortization charge of approximately $6.7 million related to a fair value step-up of inventory acquired at the Acquisition and sold during fiscal 2011.

Partially offsetting these decreases were:

(i) approximately $101 million in selective price increases; and (ii) approximately $40 million in incremental volume related to our new Canadian operations in fiscal 2011.

The Company includes distribution costs in its selling, general, and administrative expenses.  Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2011 increased $72.8 million, or 15.5%, to $541.0 million.  As a percentage of net sales, selling, general, and administrative expenses was 25.6% in fiscal 2011 as compared to 26.8% in fiscal 2010.

The improvements in selling, general, and administrative expenses as a percentage of net sales reflect:

(i) a 70 basis points decrease (from 12.3% to 11.6%) in our U.S. retail store expenses as compared to fiscal 2010;

(ii) approximately $11 million in lower provisions for performance-based compensation for fiscal 2011; and

(iii) controlling growth in spending to a lower rate than growth in net sales.

Partially offsetting these reductions were:

(i) $21.4 million in Bonnie Togs selling, general and administrative expenses;

(ii) $3.1 million of Bonnie Togs acquisition-related expenses during fiscal 2011; and

(iii) $2.5 million of accretion expense associated with the revaluation of the Bonnie Togs contingent consideration.

ROYALTY INCOME

Our royalty income decreased $0.3 million, or 0.8%, to $37.3 million in fiscal 2011.  The decrease was primarily due to the absence of six months of international royalty income in fiscal 2011 from our former licensee, Bonnie Togs.

We license the use of our Carter’s, Just One You, and Child of Mine brands.  Domestic royalty income from these brands was approximately $18.5 million, an increase of 0.9%, or $0.2 million, as compared to fiscal 2010 resulting from higher sales by our Carter’s brand and Just One You brand licensees, partially offset by lower sales from our Child of Mine brand licensees.  The Carter’s brand internationally generated $1.3 million in royalty income in fiscal 2011 as compared to $1.9 million in fiscal 2010.

We also license the use of our OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brands.  Domestic royalty income from these brands increased approximately $0.5 million, or 5.1%, to $10.3 million in fiscal 2011.  This increase was driven by increased sales by our Genuine Kids from OshKosh brand sold at Target.  The OshKosh brand internationally generated $7.1 million in royalty income in fiscal 2011 as compared to $7.5 million in fiscal 2010.

OPERATING INCOME

Our operating income decreased $55.8 million, or 22.9%, to $187.5 million in fiscal 2011.  This decrease in operating income is attributable to the factors described above.

INTEREST EXPENSE, NET

Interest expense, net, in fiscal 2011 decreased $2.7 million, or 27.6%, to $7.1 million.  This decrease is attributable to $47.3 million in lower weighted-average borrowings.  In fiscal 2011, weighted-average borrowings were $236 million at an effective interest rate of 3.25%, including amortization of debt issuance costs, as compared to weighted-average borrowings of $283.3 million at an effective interest rate of 3.67%, including amortization of debt issuance costs, in fiscal 2010.  In fiscal 2010, we recorded $1.7 million in interest expense related to our interest rate swap agreements and a $1.7 million write-off of debt issuance costs related to the prepayment of a portion of our term loan debt.

FOREIGN CURRENCY GAIN

As part of the Acquisition, the Company entered into a forward foreign currency exchange contract to reduce its risk from exchange rate fluctuations on the purchase price of Bonnie Togs.  The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings during the second quarter of fiscal 2011.  In addition, during fiscal 2011, the Company recorded $0.4 million net gain primarily related to our Canadian subsidiary’s foreign currency exchange contracts and its foreign denominated payables.

INCOME TAXES

Our effective tax rate was approximately 37.0% in fiscal 2011 as compared to approximately 37.2% in fiscal 2010.  The effective tax rate in both years was reduced by the reversal of reserves for uncertain tax positions.

NET INCOME

As a result of the factors described above, our net income for fiscal 2011 decreased $32.5 million, or 22.2%, to $114.0 million as compared to $146.5 million in fiscal 2010.

FISCAL YEAR ENDED JANUARY 1, 2011 COMPARED WITH FISCAL YEAR ENDED JANUARY 2, 2010

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2010 were $1.7 billion, an increase of $159.6 million, or 10.0%, compared to $1.6 billion in fiscal 2009 and reflects growth in all of our segments.

	For the fiscal years ended
(dollars in thousands)	January 1, 2011	% of Total	January 2, 2010	% of Total

Net sales:
Carter’s Wholesale	$827,815	47.3%	$742,224	46.7%
Carter’s Retail	546,233	31.2%	489,740	30.8%
Total Carter’s	1,374,048	78.5%	1,231,964	77.5%

OshKosh Retail	264,887	15.2%	257,289	16.2%
OshKosh Wholesale	75,484	4.3%	72,448	4.5%
Total OshKosh	340,371	19.5%	329,737	20.7%
International	34,837	2.0%	27,976	1.8%
Total net sales	$1,749,256	100.0%	$1,589,677	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales in the United States increased $85.6 million, or 11.5%, in fiscal 2010 to $827.8 million.  The increase in Carter’s brand wholesale sales was driven by a 13% increase in units shipped, partially offset by a 1% decrease in average price per unit, as compared to fiscal 2009.  The increase in units shipped was primarily driven by strong over-the-counter performance at our wholesale customers and the decrease in average price per unit primarily reflects lower average selling prices on our wholesale sales.

CARTER’S RETAIL SALES

Carter’s retail sales in the United States increased $56.5 million, or 11.5%, in fiscal 2010 to $546.2 million.  The increase was driven by incremental sales of $45.3 million generated by new store openings and eCommerce sales, and a comparable store sales increase of $11.9 million, or 2.5% (based on 271 locations), partially offset by the impact of store closures of $0.7 million.  During fiscal 2010, on a comparable store basis, units per transaction increased 2.8%, average transaction value increased 2.2%, and average prices decreased 0.6% as compared to fiscal 2009.  We attribute the increases in units per transaction and average transaction value to strong product performance in our playwear product category, improved in-store product presentation, and increased merchandising and marketing efforts.  The decrease in average prices resulted from increased promotional activity given the competitive environment.

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

OSHKOSH RETAIL SALES

OshKosh retail sales in the United States increased $7.6 million, or 3.0%, in fiscal 2010 to $264.9 million.  The increase was due to incremental sales of $13.7 million generated by new store openings and eCommerce sales, partially offset by the impact of a comparable store sales decline of $4.8 million, or 1.9% (based on 162 locations), and store closures of $1.2 million.  On a comparable store basis, units per transaction increased 2.6%, transactions decreased 1.9%, and average prices decreased 2.6%.  We attribute the increase in units per transaction to strong in-store product presentation and direct-to-consumer marketing efforts, partially offset by a decrease in transactions attributable to reduced traffic at our stores.  The decrease in average prices resulted from increased promotional activity given the competitive environment.

There were a total of 180 OshKosh retail stores open as of January 1, 2011.  During fiscal 2010, we opened 12 OshKosh retail stores and closed two.

OSHKOSH WHOLESALE SALES

OshKosh brand wholesale sales in the United States increased $3.0 million, or 4.2%, in fiscal 2010 to $75.5 million.  The increase in OshKosh brand wholesale sales was driven by a 6% increase in units shipped, partially offset by a 1% decrease in average price per unit, as compared to fiscal 2009.  The increase in units shipped was primarily driven by over-the-counter performance at our wholesale customers.  The decrease in average price per unit primarily reflects lower average selling prices on wholesale sales.

INTERNATIONAL SALES

International sales increased $6.9 million, or 24.5%, in fiscal 2010 to $34.8 million.  The increase reflects higher wholesale sales driven primarily by the expansion of our Carter’s brand internationally.

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

Partially offsetting these increases were:

(i) $5.9 million due to higher air freight and excess inventory charges associated with the Child of Mine and Just One You brands, and the absence of a vendor recovery that occurred in fiscal 2009; and

(ii) $4.7 million related to the OshKosh wholesale segment, reflecting higher levels of customer support, air freight, and excess inventory charges.
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

(ii) $1.9 million reduction in amortization expense; and (iii) $1.0 million in fiscal 2009 of accelerated depreciation related to a facility closure.

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

INTEREST EXPENSE, NET

Interest expense, net, in fiscal 2010 decreased $1.9 million, or 16.2%, to $9.9 million.  This decrease is attributable to $53.4 million in lower weighted-average borrowings.  In fiscal 2010, weighted-average borrowings were $283.3 million at an effective interest rate of 3.67% as compared to weighted-average borrowings of $336.7 million at an effective interest rate of 3.57% in fiscal 2009.  In fiscal 2010, we recorded $1.7 million in interest expense related to our interest rate swap agreements.  In fiscal 2009, we recorded $2.5 million in interest expense related to our interest rate swap agreements and $0.5 million in interest expense related to our interest rate collar agreement.

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

Net accounts receivable at December 31, 2011 were $157.8 million compared to $121.5 million at January 1, 2011 and reflects higher Carter’s and OshKosh brand wholesale sales in the latter part of fiscal 2011 as compared to fiscal 2010 and incremental receivables associated with Bonnie Togs.

Net inventories at December 31, 2011 were $347.2 million compared to $298.5 million at January 1, 2011.  This increase primarily reflects higher product costs, incremental inventory from our new Canadian operations, and growth in our eCommerce and retail businesses.

Product costs can vary depending on the underlying cost of raw materials, such as cotton and polyester, and the level of labor and transportation costs.  A substantial portion of the Company’s products utilize cotton based fabrics, the cost of which reached historically high levels in fiscal 2011.  Additionally, labor costs have increased across Asia, particularly in China, where the Company currently sources approximately 50% of its products.  Furthermore, transportation costs to bring product to the United States have risen due to higher fuel costs and limited capacity in the marketplace.  The Company purchases finished goods largely from foreign suppliers and pays its suppliers in U.S. currency.  Consequently, the Company’s product costs have been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory values, and have adversely impacted our profitability and cash flows from operations.  We expect that higher product costs will continue to adversely impact our profitability and cash flow through at least the first half of fiscal 2012.

Net cash provided by operating activities for fiscal 2011 was $81.1 million compared to $85.8 million in fiscal 2010.  The decrease in operating cash flow primarily reflects lower earnings, which were partially offset by lower net working capital requirements.  Net cash provided by our operating activities in fiscal 2009 was approximately $188.9 million.

We invested approximately $45.5 million in capital expenditures during fiscal 2011, $39.8 million in fiscal 2010, and $33.6 million in fiscal 2009.  Major investments included U.S. and Canadian retail store openings and remodelings, facility expansion, fixtures for our wholesale customers, and investments in information technology.  We plan to invest approximately $90 - $100 million in capital expenditures in fiscal 2012 primarily for U.S. and international retail store openings and remodelings and expansion of our distribution capacity.

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

The Company did not repurchase any shares of its common stock during fiscal 2011 pursuant to any repurchase authorization other than the shares of common stock from the Company’s employees to satisfy tax withholding obligations upon vesting of restricted stock to such employees. During fiscal 2010, the Company repurchased and retired 2,058,830 shares, or approximately $50.0 million, of its common stock at an average price of $24.29 per share.  Since inception of the repurchase program and through fiscal 2011, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share.  We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  This revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility (five years).  On December 22, 2011, the Company and lenders amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars. The term of the revolving credit facility expires October 15, 2015.

The revolving credit facility provides for two pricing options for U.S. dollar facility revolving loans: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.

The revolving credit facility provides for two pricing options for multicurrency facility revolving loans denominated in U.S. dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its reference rate for loans in U.S. dollars to its Canadian borrowers, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.

The revolving credit facility provides for two pricing options for multicurrency facility revolving loans denominated in Canadian dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its prime rate for loans in Canadian Dollars to Canadian Borrowers and (y) the rate of interest in effect for such day for Canadian dollar bankers’ acceptances having a term of one month that appears on the Reuters Screen CDOR Page plus ½ of 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50%, and (iii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.25%.

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of December 31, 2011, the Company believes it was in compliance with its financial debt covenants.

At December 31, 2011, we had approximately $236 million in revolver borrowings, exclusive of $14.9 million of outstanding letters of credit. At January 1, 2011, we had approximately $236.0 million in revolver borrowings, exclusive of $8.6 million of outstanding letters of credit. Weighted-average borrowings for fiscal 2011 were $236 million at an effective rate of 3.25% as compared to weighted-average borrowings of $283.3 million at an effective rate of 3.67% in fiscal 2010.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of December 31, 2011, our outstanding variable rate debt aggregated approximately $236 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.4 million and could have an adverse effect on our earnings and cash flow.

On June 30, 2011, Northstar purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing.  Such payment is subject to post-closing adjustments, which we expect to be finalized in the first quarter of fiscal 2012.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable in the event of any failure to meet overall targets.

The fair value of the discounted contingent consideration liability was approximately $24.3 million as of July 2, 2011 and approximately $25.6 million as of December 31, 2011.  The $1.2 million change in the fair value of the liability is reflected as $2.5 million in accretion expense and $1.3 million in accumulated other comprehensive income reflecting a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.  The Company will continue to revalue the contingent consideration at each reporting date.

The following table summarizes as of December 31, 2011, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total

Long-term debt	$--	$--	$--	$236,000	$--	$--	$236,000
Interest on debt:
Variable rate (a)	6,004	6,004	6,004	6,004	--	--	24,016
Operating leases (see Note 11 to the Consolidated Financial Statements)	84,171	78,967	70,682	58,249	49,853	163,657	505,579
Total financial obligations	90,175	84,971	76,686	300,253	49,853	163,657	765,595

Letters of credit	14,889	--	--	--	--	--	14,889
Purchase obligations (b)	509,958	--	--	--	--	--	509,958
Total financial obligations and commitments	$615,022	$84,971	$76,686	$300,253	$49,853	$163,657	$1,290,442

(a)	Reflects estimated variable rate interest on obligations outstanding on our revolving credit facility as of December 31, 2011 using an interest rate of 2.54% (rate in effect at December 31, 2011).

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

EFFECTS OF INFLATION AND DEFLATION; OPERATING COSTS

The Company is subject to both inflationary and deflationary risks.  With respect to inflation, the Company is experiencing higher product costs, driven by increases in underlying component costs, such as cotton, polyester, labor rates, fuel, and transportation costs.  The Company expects product costs will remain at elevated levels for at least the first half of fiscal 2012.  The Company’s product costs have also been adversely impacted by the devaluation of the U.S. dollar relative to foreign currencies.  These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory values.  Although we raised our selling prices on many of our products, we were unable to fully absorb these cost increases and our profitability was adversely impacted.  We do not expect in the near term to be able to fully absorb these inflated costs and our profitability may continue to be adversely impacted.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, generally resulting in lower sales and gross profit in the first half of our fiscal year.  More of our consolidated net sales over the past five fiscal years, excluding the effect of the Acquisition, have typically been generated in the second half of our fiscal year (approximately 57%).  Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $3.6 million in fiscal 2011, $4.0 million in fiscal 2010, and $3.3 million in fiscal 2009 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than we project, additional write-downs may be required.

Goodwill and tradename:  As of December 31, 2011, we had approximately $188.7 million in Carter’s and Bonnie Togs goodwill and $306.2 million of aggregate value related to the Carter’s, OshKosh, and Bonnie Togs tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001.  The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at its acquisition date, July 14, 2005, using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives.  The Bonnie Togs tradename was also estimated using an identical discounted cash flow analysis at the time of acquisition on June 30, 2011. The Bonnie Togs tradename was determined to have a definite life and is being amortized over two years.

The carrying values of the goodwill and indefinite lived tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.

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

Significant assumptions used in valuing the Company’s net obligation under its Oshkosh B’Gosh pension plan under which retirement benefits were frozen as of December 31, 2005 are expected long-term rates of return on plans assets and the discount rate used to determine the plan’s projected benefit obligation.   Expected long-term rates of return on plan assets were estimated to be 7.5% for the fiscal year ended December 31, 2011.  Our strategy with regards to the investments in the pension plan is to earn a rate of return sufficient to fund all pension obligations as they arise.  The long-term rate of return assumption considers current market trends, historical investment performance, and the portfolio mix of investments and has been set at 7.0% for fiscal 2012.  The discount rate used to determine the plan’s projected benefit obligation was 4.5% for the year ended December 31, 2011.  This discount rate was used to calculate the present value of expected future cash flows for benefit payments.  The rate used reflects the comparable long-term rate of return on a pool of high quality fixed income investments.

Any future obligations under our plan not funded from investment returns on plan assets will be funded from cash flows from operations.  The assumptions used in computing our net pension expense and projected benefit obligations have a significant impact on the amounts recorded.  A 0.25% change in the assumptions identified below would have had the following effects on the net pension expense and projected benefit obligation as of and for the year ended December 31, 2011.

	Increase		Decrease

(dollars in millions)	Discount rate	Return on plan assets	Discount rate	Return on plan assets

Net pension expense	$(0.1)	$(0.1)	$0.1	$0.1

Projected benefit obligation	$(2.1)	$--	$2.3	$--

The most significant assumption used to determine the Company’s projected benefit obligation under its post-retirement life and medical plan under which retirement benefits were frozen in 1991 is the discount rate used to determine the plan’s projected benefit obligation.  A 0.25% change in the assumed discount rate would result in an increase or decrease, as applicable, in the plan’s projected benefit obligation of approximately $0.2 million.

See Note 8, “Employee Benefits Plans,” to the accompanying audited consolidated financial statements for further details on rates and assumptions.

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

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2012 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  These risks are described herein under the heading “Risk Factors” on page 7.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in Asia.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.  In order to manage this risk, we source products from over 90 vendors in over 15 countries, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar.  Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows.  Our Canadian subsidiary employs foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market.  These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates.  As of December 31, 2011, our outstanding variable rate debt aggregated approximately $236.0 million.  An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER’S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder's of Carter's, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter's Inc. and its subsidiaries at December 31, 2011 and January 1, 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, CT
February 29, 2012

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 31, 2011	January 1, 2011
ASSETS

Current assets:
Cash and cash equivalents	$233,494	$247,382
Accounts receivable, net of reserve for doubtful accounts of $5,020 in fiscal 2011 and $3,251 in fiscal 2010	157,754	121,453
Finished goods inventories, net	347,215	298,509
Prepaid expenses and other current assets	18,519	17,372
Deferred income taxes	25,165	31,547
Total current assets	782,147	716,263
Property, plant, and equipment, net	122,346	94,968
Tradenames	306,176	305,733
Goodwill	188,679	136,570
Deferred debt issuance costs, net	2,624	3,332
Other intangible assets, net	258	--
Other assets	479	316
Total assets	$1,402,709	$1,257,182
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$--	$--
Accounts payable	102,804	116,481
Other current liabilities	49,949	66,891
Total current liabilities	152,753	183,372
Long-term debt	236,000	236,000
Deferred income taxes	114,421	113,817
Other long-term liabilities	93,826	44,057
Total liabilities	597,000	577,246
Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 31, 2011 and January 1, 2011	--	--
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,595,421 and 57,493,567 shares issued and outstanding at December 31, 2011 and January 1, 2011, respectively	586	575
Additional paid-in capital	231,738	210,600
Accumulated other comprehensive loss	(11,282)	(1,890)
Retained earnings	584,667	470,651
Total stockholders’ equity	805,709	679,936
Total liabilities and stockholders’ equity	$1,402,709	$1,257,182

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	December 31, 2011	January 1, 2011	January 2, 2010

Net sales	$2,109,734	$1,749,256	$1,589,677
Cost of goods sold	1,418,582	1,075,384	985,323

Gross profit	691,152	673,872	604,354
Selling, general, and administrative expenses	540,960	468,192	428,674
Investigation expenses	--	--	5,717
Workforce reduction, facility write-down, and closure costs	--	--	10,771
Royalty income	(37,274)	(37,576)	(36,421)

Operating income	187,466	243,256	195,613
Interest income	(386)	(575)	(219)
Interest expense	7,534	10,445	12,004
Foreign currency gain	(570)	--	--

Income before income taxes	180,888	233,386	183,828
Provision for income taxes	66,872	86,914	68,188

Net income	$114,016	$146,472	$115,640

Basic net income per common share (Note 2)	$1.96	$2.50	$2.03
Diluted net income per common share (Note 2)	$1.94	$2.46	$1.97

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net income	$114,016	$146,472	$115,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,548	31,727	32,274
Amortization of Bonnie Togs inventory step-up	6,672	--	--
Non-cash revaluation of contingent consideration	2,484	--	--
Amortization of Bonnie Togs tradename and non-compete agreements	187	--	--
Amortization of debt issuance costs	708	2,616	1,129
Non-cash stock-based compensation expense	9,644	7,303	6,775
Non-cash asset impairment and facility write-down charges	--	--	4,669
Loss (gain) on disposal/sale of property, plant, and equipment	139	(118)	(962)
Income tax benefit from stock-based compensation	(6,900)	(9,249)	(11,750)
Deferred income taxes	9,128	4,370	2,270
Effect of changes in operating assets and liabilities:
Accounts receivable	(33,222)	(39,359)	3,358
Inventories	(20,571)	(84,509)	(10,514)
Prepaid expenses and other assets	(948)	(6,269)	(1,363)
Accounts payable	(18,745)	18,935	19,155
Other liabilities	(14,066)	13,902	28,178
Net cash provided by operating activities	81,074	85,821	188,859
Cash flows from investing activities:
Capital expenditures	(45,495)	(39,782)	(33,600)
Acquisition of Bonnie Togs, net of cash acquired	(61,207)	--	--
Proceeds from sale of property, plant, and equipment	10	286	4,084
Net cash used in investing activities	(106,692)	(39,496)	(29,516)
Cash flows from financing activities:
Payments on Term Loan	--	(334,523)	(3,503)
Proceeds from revolving credit facility	--	236,000	--
Payments of debt issuance costs	--	(3,479)	--
Repurchases of common stock	--	(50,000)	--
Income tax benefit from stock-based compensation	6,900	9,249	11,750
Withholdings from vesting of restricted stock	(2,181)	(927)	--
Proceeds from exercise of stock options	6,786	9,696	5,102
Net cash provided by (used in) financing activities	11,505	(133,984)	13,349
Effect of exchange rate changes on cash	225	--	--
Net (decrease) increase in cash and cash equivalents	(13,888)	(87,659)	172,692
Cash and cash equivalents at beginning of period	247,382	335,041	162,349
Cash and cash equivalents at end of period	$233,494	$247,382	$335,041

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

Balance at January 3, 2009	$563	$211,767	$(7,318)	$208,539	$413,551
Income tax benefit from stock-based compensation		11,750			11,750
Exercise of stock options (1,528,096 shares)	15	5,087			5,102
Restricted stock activity	3	(3)			--
Stock-based compensation expense		6,012			6,012
Issuance of common stock (34,404 shares)		717			717
Comprehensive income:
Net income				115,640	115,640
Unrealized gain on OshKosh defined benefit plan, net of tax of $1,349			2,309		2,309
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $100			131		131
Unrealized gain on interest rate swap, net of tax of $238			405		405
Realized gain on interest rate collar, net of tax of $216			407		407
Total comprehensive income	--	--	3,252	115,640	118,892
Balance at January 2, 2010	581	235,330	(4,066)	324,179	556,024
Income tax benefit from stock-based compensation		9,249			9,249
Exercise of stock options (1,326,099 shares)	13	9,683			9,696
Withholdings from vesting of restricted stock (31,004 shares)		(927)			(927)
Restricted stock activity	1	(1)			--
Stock-based compensation expense		6,396			6,396
Issuance of common stock (26,147 shares)		850			850
Repurchases of common stock (2,058,830 shares)	(20)	(49,980)			(50,000)
Comprehensive income:
Net income				146,472	146,472
Unrealized gain on OshKosh defined benefit plan, net of tax of $620			1,137		1,137
Unrealized gain on Carter’s post-retirement benefit obligation, net of tax of $100			185		185
Realized gain on interest rate swap, net of tax of $97			166		166
Unrealized gain on interest rate swap, net of tax of $378			688		688
Total comprehensive income	--	--	2,176	146,472	148,648
Balance at January 1, 2011	575	210,600	(1,890)	470,651	679,936
Income tax benefit from stock-based compensation		6,900			6,900
Exercise of stock options (821,336 shares)	8	6,778			6,786
Restricted stock activity	4	(4)			--
Stock-based compensation expense		8,474			8,474
Issuance of common stock (38,520 shares)		1,170			1,170
Withholdings from vesting of restricted stock (70,827 shares)	(1)	(2,180)			(2,181)
Comprehensive income (loss):
Net income				114,016	114,016
Unrealized loss on OshKosh defined benefit plan, net of tax of $3,660			(6,206)		(6,206)
Unrealized loss on Carter’s post-retirement benefit obligation, net of tax of $36			(62)		(62)
Cumulative foreign currency translation adjustments			(3,124)		(3,124)
Total comprehensive income (loss)	--	--	(9,392)	114,016	104,624
Balance at December 31, 2011	$586	$231,738	$(11,282)	$584,667	$805,709

The accompanying notes are an integral part of the consolidated financial statements

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands.  Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for our 359 Carter’s, 170 OshKosh, and 65 international retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of the entities comprising Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace.  Bonnie Togs sells products under the Carter’s and OshKosh brands, as well as other brands.  Prior to the Acquisition, Bonnie Togs was Carter’s principal licensee in Canada since 2007 and was a significant international licensee of the Company.

As a result of the Acquisition, the Company reevaluated and realigned certain of its reportable segments, please see Note 15, “Segment Information.”

Our audited consolidated balance sheet as of December 31, 2011 includes Bonnie Togs.  The audited consolidated statement of operations for the fiscal year ended December 31, 2011 includes Bonnie Togs effective July 1, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The accompanying audited consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR:

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  The accompanying audited consolidated financial statements reflect our financial position as of December 31, 2011 and January 1, 2011 and results of operations for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010.  The fiscal years ended December 31, 2011 (fiscal 2011), January 1, 2011 (fiscal 2010), and January 2, 2010 (fiscal 2009), each contain 52 weeks.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS:

  The functional currency of the Company’s foreign operations is the local currency.  Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within the audited consolidated statements of changes in stockholders’ equity.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency.  Foreign currency transaction gains and losses include the mark-to-market adjustment related to open foreign currency exchange contracts, amounts realized on the settlement of foreign currency exchange contracts, and intercompany loans with foreign subsidiaries that are of a short-term investment nature.  Foreign currency transaction gains and losses are recognized in earnings and separately disclosed in the audited consolidated statements of operations.

CASH AND CASH EQUIVALENTS:

We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents.  Our cash and cash equivalents consist of deposit accounts and cash management funds invested in U.S. Treasury securities.  We had cash deposits, in excess of deposit insurance limits, in two U.S. banks and one Canadian bank at December 31, 2011.

ACCOUNTS RECEIVABLE:

Approximately 79.9% of our gross accounts receivable at December 31, 2011 and 82.9% at January 1, 2011 were from our ten largest wholesale customers.  Of these customers, three had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 19%) at December 31, 2011.  At January 1, 2011, four customers had individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 17%).  Sales to these customers represent 72.9% and 78.6% of total wholesale net sales for fiscal 2011 and fiscal 2010, respectively.  In fiscal 2011, no one customer accounted for 10% or more of our consolidated net sales.  In fiscal 2010, one customer accounted for approximately 10% of our consolidated net sales.

Components of accounts receivable as of December 31, 2011 and January 1, 2011 are as follows:

(dollars in thousands)	December 31, 2011	January 1, 2011
Trade receivables, net	$138,070	$107,804
Royalties receivable	9,224	9,531
Tenant allowances and other receivables	10,460	4,118
Total	$157,754	$121,453

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or market.  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

GOODWILL AND OTHER INTANGIBILE ASSETS:

In connection with the Acquisition, the Company recorded estimates of goodwill and other intangible assets including a Bonnie Togs tradename and non-compete agreements for certain executives of Bonnie Togs, in accordance with accounting guidance on business combinations.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

Goodwill as of December 31, 2011, represents the excess of the cost of the acquisition of Carter’s, Inc., which was consummated on August 15, 2001, and the acquisition of Bonnie Togs, which was consummated on June 30, 2011, over the fair value of the net assets acquired.  Our goodwill is not deductible for tax purposes.  The OshKosh tradename was recorded in connection with the acquisition of OshKosh on July 14, 2005 and adjusted in fiscal 2007 to reflect the impairment of the value.  Our Carter’s and Bonnie Togs goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized.  The Bonnie Togs tradename and non-compete agreements for certain executives have definite lives and are being amortized over two and four years, respectively.

The carrying values of the goodwill and tradename assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Based upon our most recent assessment performed as of December 31, 2011, we determined that there is no impairment of our goodwill or tradename assets.  We use discounted cash flow models to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess.

We perform impairment tests of our goodwill at our reporting unit level.  The goodwill impairment test consists of a two-step process, if necessary.  The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill.  The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use.  If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.

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

The Company’s intangible assets were as follows:

		Fiscal 2011			Fiscal 2010
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$--	$136,570	$136,570	$--	$136,570
Bonnie Togs goodwill (2)	Indefinite	$52,109	$--	$52,109	$--	$--	$--
Carter’s tradename	Indefinite	$220,233	$--	$220,233	$220,233	$--	$220,233
OshKosh tradename	Indefinite	$85,500	$--	$85,500	$85,500	$--	$85,500
Bonnie Togs tradename	2 years	$592	$150	$442	$--	$--	$--
Non-compete agreements	4 years	$295	$37	$258	$--	$--	$--

(1)
$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.  Please see Note 15, “Segment Information” for more information.

(2)	Relates to the international segment.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

The following is a reconciliation of Bonnie Togs intangible assets:

(dollars in thousands)	Bonnie Togs Goodwill	Bonnie Togs Tradename	Non-compete agreements

Gross Balance at June 30, 2011	$54,480	$623	$311
Purchase accounting adjustments	476	--	--
Foreign currency exchange adjustments	(2,847)	(31)	(16)
Gross Balance at December 31, 2011	$52,109	$592	$295

Amortization expense for intangible assets subject to amortization was approximately $0.2 million for the fiscal year ended December 31, 2011, $1.8 million for the fiscal year ended January 1, 2011, and $3.7 million for the fiscal year ended January 2, 2010.

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

DEFERRED DEBT ISSUANCE COSTS:

Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.  During the second quarter of fiscal 2010, the Company wrote off approximately $0.5 million of unamortized debt issuance costs related to the $100 million prepayment of a portion of its former term loan debt.  On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  The revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility (five years).  Amortization approximated $0.7 million, $0.9 million (exclusive of $1.7 million related to prepayments), and $1.1 million for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

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

In connection with the repayment of the Company’s former term loan in fiscal 2010, the Company terminated its two remaining interest rate swap agreements totaling $100.0 million originally scheduled to mature in January 2011.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

The unrealized gain related to the swap agreements, net of tax, was approximately $0.7 million for the fiscal year ended January 1, 2011 and $0.4 million for the fiscal year ended January 2, 2010.  The realized gain related to the swap agreements, net of tax, was approximately $0.2 million for the fiscal year ended January 1, 2011.  These unrealized gains and losses and realized gain, net of tax, are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2010 and 2009, we recorded $1.7 million and $2.5 million, respectively, in interest expense related to the swap agreements.

On May 25, 2006, we entered into an interest rate collar agreement (the “collar”) with a LIBOR floor of 4.3% and a ceiling of 5.5%.  The collar covered $100 million of our variable rate former term loan debt and was designated as a cash flow hedge of the variable interest payments on such debt.  The collar matured on January 31, 2009.  For the fiscal year ended January 2, 2010, the Company realized a gain of approximately $0.4 million, net of taxes, related to the collar and are included within accumulated other comprehensive (loss) income on the accompanying audited consolidated balance sheets.  In fiscal 2009, we recorded $0.5 million in interest expense related to the collar.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

Accumulated other comprehensive (loss) income, shown as a component of stockholders’ equity on the accompanying audited consolidated balance sheets, reflects adjustments to the Company’s defined benefit and post-retirement plan assets and liabilities as of the end of the year, and the gains and losses and prior service costs or credits, net of tax, that arise during the period but that are not recognized as components of net periodic benefit cost pursuant to accounting guidance on pensions and post-retirement benefits.  Accumulated other comprehensive (loss) income also includes cumulative translation adjustments related to the translation of Company’s foreign results.  The functional currency of the Company’s foreign operations is the local currency.  Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period.  Included in accumulated other comprehensive (loss) income are realized gains and unrealized gains or losses on the Company’s interest rate swap and collar agreements, net of taxes, which are not included in the determination of net income.  These realized gains and unrealized gains and losses are recorded directly into accumulated other comprehensive (loss) income and are referred to as comprehensive (loss) income items.

Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension / post-retirement liability adjustment	Cumulative Translation Adjustment	Derivative hedging adjustment	Accumulated other comprehensive income

Balance at January 3, 2009	$(5,652)	$--	$(1,666)	$(7,318)
Current year change	2,440	--	812	3,252
Balance at January 2, 2010	(3,212)	--	(854)	(4,066)
Current year change	1,322	--	854	2,176
Balance at January 1, 2011	(1,890)	--	--	(1,890)
Current year change	(6,268)	(3,124)	--	(9,392)
Balance at December 31, 2011	$(8,158)	$(3,124)	$--	$(11,282)

As of December 31, 2011, other accumulated comprehensive (loss) income for the pension/post-retirement liability adjustment are net of tax benefit of $3.7 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

REVENUE RECOGNITION:

Revenues consist of sales to customers, net of returns, accommodations, allowances, deductions, and cooperative advertising.  We consider revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectability is reasonably assured.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  In the normal course of business, we grant certain accommodations and allowances to our wholesale domestic and international customers.  We provide accommodations and allowances to our major wholesale customers in order to assist these customers with inventory clearance and promotions.  Such amounts are reflected as a reduction of net sales and are recorded based on agreements with customers, historical trends, and annual forecasts.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Past due balances over 90 days are reviewed individually for collectability.  Our credit and collections department reviews all other balances regularly.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $3.6 million in fiscal 2011, $4.0 million in fiscal 2010, and $3.3 million in fiscal 2009 as a component of selling, general, and administrative expenses on the accompanying audited consolidated statement of operations rather than as a reduction of revenue.  Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead.  Such costs are generally absorbed by us and are included in selling, general, and administrative expenses.  These costs amounted to approximately $45.2 million for fiscal 2011, $33.3 million for fiscal 2010, and $31.9 million for fiscal 2009.

With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties.  However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed are included in revenue and the related cost is charged to cost of goods sold.  In addition, shipping and handling costs billed to our eCommerce customers are included in revenue and the related cost is charged to cost of goods sold.  For fiscal years 2011, 2010, and 2009, the Company billed customers approximately $5.3 million, $1.5 million, and $0.1 million, respectively.

ROYALTIES AND LICENSE FEES:

We license the Carter’s, Just One You, Precious Firsts, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children’s products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, hair accessories, furniture, gear and related products.  These royalties are recorded as earned, based upon the sales of licensed products by our licensees and reported as royalty income in the statement of operations.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those uncertain tax positions where it is “more likely than not” that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.  Where applicable, associated interest is also recognized and recorded in interest expense.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid in cash approximated $7.0 million for the fiscal year ended December 31, 2011, $7.8 million for the fiscal year ended January 1, 2011, and $10.5 million for the fiscal year ended January 2, 2010.  Income taxes paid in cash approximated $61.6 million for the fiscal year ended December 31, 2011, $71.7 million for the fiscal year ended January 1, 2011, and $54.6 million for the fiscal year ended January 2, 2010.

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

For the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, antidilutive shares of 935,050, 599,000, and 1,035,500 respectively, were excluded from the computations of diluted earnings per share.

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal years ended
	December 31, 2011	January 1, 2011	January 2, 2010

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	57,513,748	58,135,868	56,653,460
Dilutive effect of unvested restricted stock	129,262	117,708	119,886
Dilutive effect of stock options	571,907	762,473	1,574,378
Diluted number of common and common equivalent shares outstanding	58,214,917	59,016,049	58,347,724

Basic net income per common share:
Net income	$114,016,000	$146,472,000	$115,640,000
Income allocated to participating securities	(1,210,944)	(1,202,948)	(910,980)
Net income available to common shareholders	$112,805,056	$145,269,052	$114,729,020

Basic net income per common share	$1.96	$2.50	$2.03

Diluted net income per common share:
Net income	$114,016,000	$146,472,000	$115,640,000
Income allocated to participating securities	(1,199,147)	(1,187,501)	(886,537)
Net income available to common shareholders	$112,816,853	$145,284,499	$114,753,463

Diluted net income per common share	$1.94	$2.46	$1.97

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

EMPLOYEE BENEFIT PLANS:

The Company accounts for its employee benefit plans in accordance with accounting guidance on defined benefit pension and other post-retirement plans which requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability on its balance sheet.  It also requires an employer to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 715-30.  These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statement of operations.

We adjusted accumulated other comprehensive (loss) income related to the Company’s post-retirement benefit obligations by approximately $98,000, or $62,000, net of tax, in fiscal 2011, $0.3 million, or $0.2 million, net of tax, in fiscal 2010, and $0.2 million, or $0.1 million, net of tax, in fiscal 2009 to reflect changes in underlying assumptions including projected claims and population.  In addition, the Company recorded an unrealized loss of $9.9 million, or $6.2 million, net of tax, in fiscal 2011, an unrealized gain of $1.8 million, or $1.1 million, net of tax, in fiscal 2010, and an unrealized gain of $3.7 million, or $2.3 million, net of tax, during fiscal 2009 to the OshKosh pension plan asset and accumulated other comprehensive (loss) income to reflect changes in the funded status of this plan.

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards.  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

NOTE 3 – ACQUISITION OF BONNIE TOGS:

As noted above, on June 30, 2011, Northstar purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing.  Such payment is subject to post-closing adjustments, which we expect to be finalized in the first quarter of fiscal 2012.  The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015.  Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively.  Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – ACQUISITION OF BONNIE TOGS: (Continued)

As of July 2, 2011, the Company had a discounted contingent consideration liability of approximately $24.3 million based upon the high probability that Bonnie Togs will attain its earnings targets.  The fair value of the discounted contingent consideration liability as of December 31, 2011 was approximately $25.6 million and is included in other long-term liabilities on the accompanying audited consolidated balance sheet.  The $1.2 million change in the fair value of the liability is reflected as $2.5 million in accretion expense and $1.3 million in other comprehensive income resulting from a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.  The Company will continue to revalue the contingent consideration at each reporting date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at June 30, 2011, the date of the Acquisition:

(U.S. dollars in thousands)

Current assets	$40,668
Property, plant, and equipment	13,485
Bonnie Togs Goodwill	54,982
Bonnie Togs tradename	623
Non-compete agreements	311
Total assets acquired	110,069
Current liabilities	18,231
Non-current liabilities	6,693
Total liabilities assumed	24,924
Net assets acquired	$85,145

In connection with the Acquisition, the Company recorded total acquired intangible assets of approximately $55.9 million, including $55.0 million of Bonnie Togs goodwill, $0.6 million related to the Bonnie Togs tradename (life of two years), and $0.3 million related to non-compete agreements for certain executives (life of four years).

The following unaudited pro forma summary presents information as if Bonnie Togs had been acquired at the beginning of the periods presented with financing obtained as described above and assumes that there were no other changes in our operations.  The pro forma information does not necessarily reflect the actual results that would have occurred had the Company been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	For the fiscal year ended
(dollars in thousands, except share data)	December 31, 2011	January 1, 2011

Pro forma net sales	$2,156,000	$1,840,000
Pro forma net income	$121,000	$150,000
Pro forma basic earnings per share	$2.09	$2.55
Pro forma diluted earnings per share	$2.07	$2.51

Included in the pro forma results shown above for the fiscal year ended January 1, 2011, is a pre-tax charge of $6.7 million related to the amortization of the step-up of acquired Bonnie Togs inventory to fair value.

Included in our results for fiscal 2011, was Bonnie Togs net sales of $76.6 million and net income of $3.8 million for the period from July 1, 2011 through December 31, 2011.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment consisted of the following:

(dollars in thousands)	December 31, 2011	January 1, 2011
Retail store fixtures, equipment, and computers	$166,574	$146,013
Land, buildings, and improvements	96,770	66,099
Marketing fixtures	15,351	19,679
Construction in progress	11,705	5,264
	290,400	237,055
Accumulated depreciation and amortization	(168,054)	(142,087)
Total	$122,346	$94,968

Depreciation and amortization expense was approximately $32.5 million for the fiscal year ended December 31, 2011, $30.0 million for the fiscal year ended January 1, 2011, and $28.6 million for the fiscal year ended January 2, 2010.

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following:
(dollars in thousands)	December 31, 2011	January 1, 2011
Revolving credit facility	$236,000	$236,000
Current maturities	--	--
Total long-term debt	$236,000	$236,000

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions.  This revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).  In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs.  In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility (five years).  On December 22, 2011, the Company and lenders amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either The William Carter Company (“TWCC”) or our Canadian subsidiary, in U.S. dollars or Canadian dollars. The term of the revolving credit facility expires October 15, 2015.  At December 31, 2011, we had approximately $236.0 million in revolver borrowings (fair value approximates book value), exclusive of $14.9 million of outstanding letters of credit, at an effective interest rate of 2.5%.

The revolving credit facility provides for two pricing options for U.S. dollar facility revolving loans: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – LONG-TERM DEBT:  (Continued)

The revolving credit facility also provides for two pricing options for multicurrency facility revolving loans denominated in U.S. dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its reference rate for loans in U.S. dollars to its Canadian borrowers, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.

In addition, the revolving credit facility provides for two pricing options for multicurrency facility revolving loans denominated in Canadian dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its prime rate for loans in Canadian Dollars to Canadian Borrowers and (y) the rate of interest in effect for such day for Canadian dollar bankers’ acceptances having a term of one month that appears on the Reuters Screen CDOR Page plus ½ of 1%, plus, in each case, an applicable margin initially equal to 1.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.00% to 1.50%, and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 2.25%, which may be adjusted based upon a leverage-based pricing grid ranging from 2.00% to 2.50%.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.25%.

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00.  As of December 31, 2011, the Company believes it was in compliance with its financial debt covenants.

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

On November 17, 2009, the Company obtained a waiver to its former senior credit facility which waived defaults resulting from the untimely filing of the Company’s third quarter of fiscal 2009 financial statements and the restatement of prior period financial statements.  The waiver resulted in a fee of approximately $450,000 and required the Company to deliver to the lenders the restatement of prior period financial statements and the third quarter of fiscal 2009 financial statements by January 15, 2010.  The Company complied with the terms of the waiver.  The Company’s third quarter of fiscal 2009 financial statements and the prior period restated financial statements were filed with the Securities and Exchange Commission on January 15, 2010.  The Company complied with the terms of the waiver and was in compliance with its debt covenants as of January 15, 2010.

The former senior credit facility required us to hedge at least 25% of our variable rate debt under the former term loan.  The Company historically entered into interest rate swap agreements to hedge the risk of interest rate fluctuations.  These interest rate swap agreements were designated as cash flow hedges of the variable interest payments on a portion of our variable rate former term loan debt.  In connection with the repayment of the Company’s former term loan in October 2010, the Company terminated its two remaining interest rate swap agreements totaling $100.0 million originally scheduled to mature in January 2011.  During fiscal 2010 and 2009, we recorded approximately $1.7 million and $2.5 million, respectively, in interest expense related to our swap agreements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – LONG-TERM DEBT:  (Continued)

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

NOTE 6 – COMMON STOCK:

As of December 31, 2011, the total amount of Carter’s, Inc.’s authorized capital stock consisted of 150,000,000 shares of common stock, $0.01 par value per share, and 100,000 shares of preferred stock, $0.01 par value per share.  As of December 31, 2011, 58,595,421 shares of common stock and no shares of preferred stock were outstanding.

During fiscal 2011, the Company issued 38,520 shares of common stock at a fair market value of $30.38, to its non-management board members and recognized approximately $1.2 million in stock-based compensation expense.  During fiscal 2010, the Company issued 24,032 and 2,115 shares of common stock at a fair market value of $33.29 and $23.65, respectively, to its non-management board members and recognized approximately $850,000 in stock-based compensation expense.  During fiscal 2009, we issued 33,656 and 748 shares of common stock at a fair market value of $20.80 and $22.29, respectively, to its non-management board members and recognized $720,000 in stock-based compensation expense.  We received no proceeds from the issuance of these shares.

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

The Company did not repurchase any shares of its common stock during fiscal 2011 and fiscal 2009 pursuant to any repurchase authorization.  During fiscal 2010, the Company repurchased and retired 2,058,830 shares, or approximately $50.0 million, of its common stock at an average price of $24.29 per share.  Since inception of the repurchase program and through fiscal 2011, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share.   We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital.  Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

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

NOTE 7 – STOCK-BASED COMPENSATION:

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

      Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards intended to help defray the cost of awards.

At the Company’s May 13, 2011 shareholders’ meeting, the shareholders approved a proposal to amend the Plan to (i) increase the maximum number of shares of stock available under the existing Plan by 3,725,000 shares from 12,053,392 shares to 15,778,392 shares and (ii) eliminating the Company’s ability to grant cash awards and provide tax gross-ups under the Plan.  As of December 31, 2011, there are 4,084,290 shares available for grant under the Plan.  The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction.  Participation in the Plan is limited to Directors and those key employees selected by the compensation committee.

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

Stock options issued prior to May 12, 2005 vested in equal annual installments over a five-year period.  Stock options granted on and subsequent to May 12, 2005 vest in equal annual installments over a three- or four-year period.

In accordance with accounting guidance on share-based payments, the Company has recorded stock-based compensation expense (as a component of selling, general, and administrative expenses) in the amount of approximately $9.6 million, $7.3 million, and $6.8 million related to stock awards for the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Stock Options

A summary of stock option activity under the Plan (in number of shares that may be purchased) is as follows for the fiscal year ended December 31, 2011:

	Stock options	Weighted- average exercise price per share	Weighted-average grant-date fair value

Outstanding, January 1, 2011	2,471,486	$16.75	$7.17

Granted	467,200	$29.08	$11.85
Exercised	(821,336)	$8.26	$3.52
Forfeited	(108,450)	$23.83	$10.01
Expired	(16,200)	$33.42	$14.69

Outstanding, December 31, 2011	1,992,700	$22.62	$9.55

Exercisable, December 31, 2011	1,045,638	$19.53	$8.46

During fiscal 2011, the Company granted 467,200 stock options.  In connection with these grants of stock options, the Company recognized approximately $931,000 in stock-based compensation expense during the fiscal year ended December 31, 2011.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – STOCK-BASED COMPENSATION:  (Continued)

A summary of stock options outstanding and exercisable at December 31, 2011 is as follows:

Outstanding					Exercisable
Range of exercise prices	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value	Number	Weighted- average remaining contractual life	Weighted-average exercise price	Weighted-average grant-date fair value

$3 – $ 7	75,000	1.31	$6.14	$4.25	75,000	1.31	$6.14	$4.25
$13 – $19	761,200	5.38	$16.57	$6.99	539,450	4.77	$16.13	$6.84
$20 – $25	234,100	5.64	$22.67	$9.37	215,288	5.43	$22.67	$9.41
$26 – $29.5	739,400	8.28	$28.11	$11.94	140,250	6.99	$27.54	$11.92
$30 – $40	183,000	7.24	$32.26	$12.98	75,650	4.22	$33.31	$15.11
	1,992,700	6.51	$22.62	$9.55	1,045,638	4.91	$19.53	$8.46

At December 31, 2011, the aggregate intrinsic value of all outstanding stock options was approximately $34.3 million and the aggregate intrinsic value of currently exercisable stock options was approximately $21.2 million.  The intrinsic value of stock options exercised during the fiscal year ended December 31, 2011 was approximately $18.9 million.  At December 31, 2011, the total estimated compensation cost related to non-vested stock options not yet recognized was approximately $7.1 million with a weighted-average expense recognition period of 2.59 years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued:

	For the fiscal years ended
	December 31, 2011	January 1, 2011	January 2, 2010

Volatility	34.98%	34.57%	35.75%
Risk-free interest rate	2.62%	3.02%	2.54%
Expected term (years)	6.7	7.0	7.0
Dividend yield	--	--	--
Grant-date fair value	$11.85	$11.80	$7.78

Restricted Stock Awards

Restricted stock and restricted stock units (collectively, “restricted stock awards”) issued under the Plan vest based upon continued service or performance targets.  The fair value of restricted stock awards is determined based on the quoted closing price of our common stock on the date of grant.  Restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period.

The following table summarizes our restricted stock award activity during the fiscal year ended December 31, 2011:

	Restricted stock awards	Weighted-average grant-date fair value

Outstanding, January 1, 2011	481,413	$22.21
Granted	391,000	$28.85
Vested	(200,537)	$20.82
Forfeited	(54,475)	$25.00
Outstanding, December 31, 2011	617,401	$26.63

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – STOCK-BASED COMPENSATION:  (Continued)

During the fiscal year ended December 31, 2011, the Company granted 391,000 shares of restricted stock to employees.  Stock-based compensation expense recorded during the fiscal year ended December 31, 2011 for all restricted stock awards totaled approximately $4.9 million.  The total amount of estimated compensation expense related to unvested restricted stock awards is approximately $12.0 million as of December 31, 2011.

During the fiscal year ended January 3, 2009, the Company granted our Chief Executive Officer 75,000 shares of performance-based restricted stock at a fair market value of $17.92.  As of December 31, 2011, the performance targets were met and 75% of this grant has vested.  Vesting of the remaining unvested restricted shares is contingent upon continued employment through fiscal 2012.

During the fiscal year ended December 31, 2011, the Company granted our Chief Executive Officer 80,000 performance-based restricted shares at a fair market value of $28.39.  Vesting of these shares is contingent upon meeting specific performance targets through fiscal 2014.  Currently, the Company believes that these targets will be achieved and, accordingly, we will continue to record compensation expense until the restricted shares vest or the Company’s assessment of achievement of the performance criteria changes.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards are expected to be recorded as follows:

(dollars in thousands)	Stock options	Restricted stock awards	Total

2012	$3,103	$4,877	$7,980
2013	2,389	3,859	6,248
2014	1,390	2,728	4,118
2015	245	513	758
Total	$7,127	$11,977	$19,104

NOTE 8 – EMPLOYEE BENEFIT PLANS:

Under a defined benefit plan frozen in 1991, we offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement Plan.  We also offer life insurance to current and certain future retirees.  Employee contributions are required as a condition of participation for both medical benefits and life insurance.

The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	December 31, 2011	January 1, 2011
Benefit Obligation (APBO) at beginning of period	$7,405	$8,045
Service cost	130	73
Interest cost	390	426
Actuarial loss (gain)	49	(607)
Plan participants’ contribution	43	--
Benefits paid	(682)	(532)

APBO at end of period	$7,335	$7,405

Our contribution for these post-retirement benefit obligations was $639,000 in fiscal 2011, $532,000 in fiscal 2010, and $484,000 in fiscal 2009.  We expect that our contribution and benefit payments for post-retirement benefit obligations each year from fiscal 2012 through fiscal 2016 will be approximately $600,000.  We do not pre-fund this plan and as a result there are no plan assets.  The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – EMPLOYEE BENEFIT PLANS:  (Continued)

Post-retirement benefit obligations under the plan are measured on a discounted basis at an assumed discount rate.  The discount rate used at December 31, 2011 was determined with primary consideration given to the Citigroup Pension Discount and Liability index adjusted for the timing of expected plan distributions.  We believe this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.  The discount rate used at January 1, 2011 was determined with consideration given to the Citigroup Pension Discount and Liability index, as well as the Moody’s Aa Corporate Bond rate, and the Barclay Capital Aggregate Bond index, adjusted for the timing of expected plan distributions.  The discount rates used in determining the APBO were as follows:
	December 31, 2011	January 1, 2011
Discount rates	4.0%	5.5%

In conjunction with the closure of our Barnesville, Georgia distribution facility (as discussed in Note 16), the Company experienced a partial plan curtailment in fiscal 2009 for its post-retirement medical plan for future retirees working in the facility prior to the plan becoming frozen in 1991.  In conjunction with this partial curtailment, a curtailment gain of $0.6 million has been recognized as income in the fiscal year ended January 2, 2010.

The components of post-retirement benefit expense charged to operations are as follows:
	For the fiscal years ended
(dollars in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Service cost – benefits attributed to service during the period	$130	$73	$91
Interest cost on accumulated post-retirement benefit obligation	390	426	452
Amortization of net actuarial gain	(49)	(22)	(27)
Curtailment gain	--	--	(579)
Total net periodic post-retirement benefit cost (gain)	$471	$477	$(63)

The discount rates used in determining the net periodic post-retirement benefit costs were as follows:

	For the fiscal years ended
	December 31, 2011	January 1, 2011	January 2, 2010
Discount rates	5.5%	5.5%	5.5%

The effects on our plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

We have an obligation under a defined benefit plan covering certain former officers and their spouses.  At December 31, 2011 and January 1, 2011, the present value of the estimated remaining payments under this plan was approximately $0.6 million and is included in other current and long-term liabilities in the accompanying audited consolidated balance sheets.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – EMPLOYEE BENEFIT PLANS:  (Continued)

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

The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The fair value of the Company’s pension plan assets at December 31, 2011 and January 1, 2011 by asset category were as follows:

	December 31, 2011			January 1, 2011

(dollars in thousands) Asset Category	Total	Quoted prices in active markets for identical assets (level 1)	Significant observable inputs (level 2)	Total	Quoted prices in active markets for identical assets (level 1)	Significant observable inputs (level 2)

Cash and cash equivalents	$97	$--	$97	$90	$--	$90
Equity Securities:
U.S. Large-Cap (a)	9,752	4,889	4,863	11,217	7,485	3,732
U.S. Large-Cap growth	4,883	4,883	--	3,748	3,748	--
U.S. Mid-Cap blend	2,265	--	2,265	2,306	--	2,306
U.S. Small-Cap blend	2,247	2,247	--	2,280	2,280	--
International blend	2,114	2,114	--	2,161	2,161	--
Fixed income securities:
Corporate bonds (b)	17,548	17,548	--	17,684	17,684	--
Real estate (c)	3,564	3,564	--	3,632	1,164	2,468
	$42,470	$35,245	$7,225	$43,118	$34,522	$8,596

(a) This category comprises low-cost equity index funds not actively managed that track the S&P 500.
(b) This category invests in both U.S. Treasuries and mid-term corporate debt from U.S. issuers from diverse industries.
(c) This category invests in active management of U.S. commercial real estate projects.

During fiscal 2011 and 2010, the Company reinvested approximately $2.6 million and $10.2 million, respectively, of Level 2 investments into Level 1 mutual funds to further diversify its investment portfolio and limit its investment in group annuity contracts.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – EMPLOYEE BENEFIT PLANS:  (Continued)

Pension liabilities are measured on a discounted basis at an assumed discount rate.  The discount rate used at and December 31, 2011 and January 1, 2011 was determined with consideration given to Citigroup Pension Discount and Liability index, the Barclay Capital Aggregate Bond index, and the Moody’s Aa Corporate Bond rate, adjusted for the timing of expected plan distributions.  We believe these indexes reflect a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.  The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.  The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2011	2010
Discount rate	4.5%	5.5%

Net periodic pension cost	2011	2010	2009
Discount rate	5.5%	5.5%	5.5%
Expected long-term rate of return on assets	7.5%	7.5%	8.0%

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Interest cost	$2,454	$2,392	$2,270
Expected return on plan assets	(3,112)	(2,875)	(2,612)
Recognized actuarial loss (gain)	1	135	411
Net periodic pension (benefit) cost	$(657)	$(348)	$69

A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	December 31, 2011	January 1, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$45,367	$44,109
Interest cost	2,454	2,392
Actuarial loss	7,656	299
Benefits paid	(1,549)	(1,433)
Projected benefit obligation at end of year	$53,928	$45,367

Change in plan assets:
Fair value of plan assets at beginning of year	$43,118	$39,754
Actual return on plan assets	901	4,797
Benefits paid	(1,549)	(1,433)
Fair value of plan assets at end of year	$42,470	$43,118

Unfunded status:
Accrued benefit cost	$(11,458)	$(2,249)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – EMPLOYEE BENEFIT PLANS:  (Continued)

A pension liability of approximately $11.5 million and $2.2 million is included in other long-term liabilities in the accompanying audited consolidated balance sheet for fiscal 2011 and 2010, respectively.  We do not expect to make any contributions to the OshKosh defined benefit plan during fiscal 2012 as the plan's funding exceeds the minimum funding requirements.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years.

(dollars in thousands) Fiscal Year
2012	$1,740
2013	$1,540
2014	$1,450
2015	$1,720
2016	$1,910
2017-2021	$12,990

We also sponsor a defined contribution plan within the United States.  This plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served.  The plan provides for a discretionary employer match.  Prior to April 2009, the plan provided for an employer match amounting to 100% on the first 3% employee contribution and 50% on the next 2% employee contribution.  The Company’s expense for the defined contribution plan totaled approximately $4.6 million for the fiscal year ended December 31, 2011, $4.3 million for the fiscal year ended January 1, 2011, and $1.8 million for the fiscal year ended January 2, 2010.

NOTE 9 – INCOME TAXES:

The provision for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Current tax provision:
Federal	$48,141	$74,310	$57,740
State	4,550	7,332	7,453
Foreign	5,053	902	725
Total current provision	57,744	82,544	65,918
Deferred tax provision (benefit):
Federal	10,511	3,751	1,831
State	309	619	439
Foreign	(1,692)	--	--
Total deferred provision	9,128	4,370	2,270
Total provision	$66,872	$86,914	$68,188

The foreign portion of the current tax position relates to Canadian income taxes on our Canadian operations, subsequent to the Acquisition, and foreign tax withholdings related to our foreign royalty income.  Of the $180.9 million of consolidated income before income taxes for fiscal 2011, $6.2 million is attributable to foreign income before taxes generated from our Canadian operations subsequent to the Acquisition and $174.7 million is attributable to domestic income before income taxes.  There was no income or loss before taxes attributable to foreign income for the fiscal years ended January 1, 2011 and January 2, 2010.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES:  (Continued)

The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	December 31, 2011	January 1, 2011	January 2, 2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	2.6	2.9
Impact of foreign operations	(0.3)	--	--
Settlement of uncertain tax positions	(1.0)	(0.4)	(0.8)
Acquisition expenses	0.7	--	--
Total	37.0%	37.2%	37.1%

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  The Company’s Canadian subsidiary, will file income tax returns in Canada and various Canadian provinces.  The Internal Revenue Service completed its income tax audit for fiscal 2009 during fiscal 2011.  The Company successfully reached a settlement on this audit without making a payment of additional tax.  In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2007.

In accordance with accounting guidance on uncertain tax positions, the following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at January 3, 2009	$7,274
Additions based on tax positions related to fiscal 2009	2,002
Reductions for prior year tax positions	--
Reductions for lapse of statute of limitations	(402)
Reductions for prior year tax settlements	(1,143)
Balance at January 2, 2010	7,731
Additions based on tax positions related to fiscal 2010	2,150
Reductions for prior year tax positions	--
Reductions for lapse of statute of limitations	(1,200)
Reductions for prior year tax settlements	--
Balance at January 1, 2011	8,681
Additions based on tax positions related to fiscal 2011	2,100
Reductions for prior year tax positions	--
Reductions for lapse of statute of limitations	(1,727)
Reductions for prior year tax settlements	(709)
Balance at December 31, 2011	$8,345

During fiscal 2011, we recognized approximately $0.7 million in tax benefits consisting of $0.4 million related to the completion of the Internal Revenue Service audit for fiscal 2009 and approximately $0.3 million related to various state audit settlements. During fiscal 2010, we did not reach any audit settlements.  During fiscal 2009, we recognized approximately $1.1 million in tax benefits due to the completion of the Internal Revenue Service audit for fiscal 2006 and 2007.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES:  (Continued)

During the fiscal 2011, 2010, and 2009, we recognized tax benefits of approximately $1.7 million, $1.2 million, and $0.4 million, respectively, relating to reserves for which various state statutes of limitations expired.

All of the Company’s reserve for unrecognized tax benefits as of December 31, 2011, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $2.0 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may impact our annual effective tax rate for fiscal 2012 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal year ended December 31, 2011, the Company recognized a net reduction of interest expense of approximately $0.1 million, primarily related to unrecognized tax positions offset by the expiration of various state statute of limitations and audit settlements.  During the fiscal year ended January 1, 2011, the Company recognized a nominal amount of interest expense consisting of interest expense on unrecognized positions offset by the expiration of various state statutes of limitations.  During the fiscal year ended January 2, 2010, the Company recognized a net reduction in interest expense of approximately $0.1 million, primarily related to the successful resolution of the Internal Revenue Service audit for fiscal 2006 and 2007 in addition to the settlement of tax positions due to the expiration of the applicable statute of limitations.  The Company had approximately $0.5 million and $0.6 million of interest accrued as of December 31, 2011 and January 1, 2011, respectively.

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 31, 2011	January 1, 2011
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$5,611	$8,664
Inventory	8,979	7,988
Accrued liabilities	5,834	10,024
Equity-based compensation	7,197	6,416
Deferred employee benefits	7,610	4,101
Deferred rent	11,765	6,137
Other	4,306	4,241
Total deferred tax assets	$51,302	$47,571

Deferred tax liabilities:
Depreciation	$(23,892)	$(14,074)
Tradename and licensing agreements	(113,976)	(113,891)
Other	(2,690)	(1,876)
Total deferred tax liabilities	$(140,558)	$(129,841)

The net deferred tax liability is classified on our accompanying audited consolidated balance sheets as follows:

(dollars in thousands)	December 31, 2011	January 1, 2011

	Assets (Liabilities)

Current net deferred tax asset	$25,165	$31,547
Non-current net deferred tax liability	(114,421)	(113,817)
Total deferred tax liability	$(89,256)	$(82,270)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES:  (Continued)

We have not provided deferred taxes on undistributed earnings from our Canadian subsidiary, as the Company anticipates that these earnings will be reinvested indefinitely.  Undistributed earnings from our Canadian subsidiary at December 31, 2011, amounted to approximately $6.2 million.  These earnings have been reinvested in Canadian operations and we currently do not plan to initiate any action that would result in these earnings being repatriated to the U.S.  Because of the availability of foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

NOTE 10 – FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011			January 1, 2011
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$50.2	$--	$--	$226.5	$--	$--
Foreign exchange forward contracts	0.6	--	--	--	--	--

Liabilities
Revolving credit facility	236.0	--	--	--	--	--
Contingent consideration	--	--	25.6	--	--	--

At December 31, 2011, we had approximately $50.2 million of cash invested in money market deposit accounts.

At January 1, 2011, we had approximately $151.5 million of cash invested in money market deposit accounts and $75.0 million in U.S. Treasury bills.

On June 22, 2011, as part of the Acquisition, the Company entered into a forward foreign currency exchange contract to reduce its risk from exchange rate fluctuations on the purchase price of Bonnie Togs.  The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings. During fiscal 2011, the Company also recorded a $1.8 million gain on the mark-to-market of open foreign currency exchange contracts, a $0.4 million loss on settled foreign exchange contracts, and a $1.0 million loss on the remeasurement of Bonnie Togs’ foreign denominated payables.

In connection with the Acquisition, the Company acquired open forward foreign exchange contracts which were undesignated hedges used to reduce its risk from cash flows associated with U.S. dollar denominated inventory purchases.  As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the U.S. dollar in relation to the Canadian dollar, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period.  The Company uses foreign exchange contracts that generally have maturities of up to 12 months to provide continuing coverage throughout the hedging period.

As of December 31, 2011, the Company had contracts for the purchase of $24.5 million of U.S. dollars at fixed rates.  The fair value of these forward contracts was an asset of $0.6 million.  The Company accounts for these foreign exchange contracts as undesignated positions in accordance with accounting standards on derivatives and hedging.  As such, these positions are marked to fair value through earnings at each reporting date.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – FAIR VALUE MEASUREMENTS: (Continued)

As of December 31, 2011, the fair value of the Company’s outstanding borrowings under the revolving credit facility of $236.0 million approximates book value.

The fair value of the discounted contingent consideration liability was approximately $25.6 million as of December 31, 2011.  The $1.2 million change in fair value during fiscal 2011, reflects accretion expense of approximately $2.5 million partially offset by $1.3 million in accumulated other comprehensive income reflecting a favorable foreign currency translation adjustment.  The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.

The fair value of our derivative instruments in our accompanying audited consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

December 31, 2011	Prepaid expenses and other current assets	$0.6	Other current liabilities	$--
January 1, 2011	Prepaid expenses and other current assets	$--	Other current liabilities	$--

The effect of derivative instruments designated as cash flow hedges on our accompanying audited consolidated financial statements were as follows:

	For the fiscal years ended
	December 31, 2011		January 1, 2011
(dollars in thousands)	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on effective hedges	Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense

Interest rate hedge agreements	$--	$--	$3,042	$(1,713)

The effect of undesignated derivative instruments on our accompanying audited consolidated financial statements was as follows:

	Gains recognized in earnings for the fiscal years ended

(dollars in millions)	December 31, 2011	January 1, 2011

Foreign exchange forward contract	$1.6	$--

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASE COMMITMENTS:

Rent expense under operating leases was approximately $84.6 million for the fiscal year ended December 31, 2011, $70.1 million for the fiscal year ended January 1, 2011, and $65.2 million for the fiscal year ended January 2, 2010.

Minimum annual rental commitments under current noncancellable operating leases as of December 31, 2011 were as follows:

(dollars in thousands)
Fiscal Year	Buildings (primarily retail stores)	Distribution center equipment	Data processing equipment	Transportation equipment	Total noncancellable leases
2012	$82,003	$387	$1,719	$62	$84,171
2013	77,861	38	1,021	46	78,966
2014	69,934	15	708	25	70,682
2015	58,008	--	222	20	58,250
2016	49,715	--	118	20	49,853
Thereafter	163,631	--	--	26	163,657
Total	$501,152	$440	$3,788	$199	$505,579

We currently operate 529 leased retail stores located primarily in outlet and strip centers across the United States, having an average size of approximately 4,600 square feet.  In addition, we operate 65 leased retail stores in Canada, having an average size of approximately 5,500 square feet.  Generally, the majority of our leases have an average term of approximately ten years.

In accordance with accounting guidance on leases, we review all of our leases to determine whether they qualify as operating or capital leases.  As of December 31, 2011, all of our leases are classified as operating.  Leasehold improvements are amortized over the lesser of the useful life of the asset or current lease term.  We account for free rent periods and scheduled rent increases on a straight-line basis over the lease term.  Landlord allowances and incentives are recorded as deferred rent and are amortized as a reduction to rent expense over the lease term.

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – COMMITMENTS AND CONTINGENCIES: (Continued)

On March 16, 2011, the United States District Court for the Northern District of Georgia granted without prejudice the Company’s motion to dismiss all of the claims in the amended and consolidated complaint in the Consolidated Action for failure to state a claim under the federal securities laws.  The plaintiffs filed a second amended and consolidated complaint on July 20, 2011.  On December 21, 2011, the Company reached an agreement to settle the Consolidated Action for an amount which has been paid by the Company’s insurance providers.  The settlement agreement includes no admission of liability or wrongdoing by the Company or by any other defendants and provides for a full and complete release of all related claims that were or could have been brought against the Company, its subsidiaries, and any and all current and former directors, officers, and employees of the Company and its subsidiaries.  On January 19, 2012, the Court granted preliminary approval of the settlement and ordered that notice be provided to the proposed settlement class (as defined in the settlement agreement).  The Court has scheduled a hearing for May 31, 2012 to determine whether the settlement will receive final approval.

A shareholder derivative lawsuit was filed on May 25, 2010 in the Superior Court of Fulton County, Georgia, entitled Alvarado v. Bloom, No. 2010-cv-186118 (the “Alvarado Action”).  The Complaint in the Alvarado Action alleged, among other things, that certain current and former directors and executives of the Company breached their fiduciary duties to the Company in connection with the Company’s accounting for discounts offered to some wholesale customers.  The Company was named solely as a nominal defendant against whom the plaintiff sought no recovery.  Pursuant to an agreement among the parties, on February 22, 2012 the parties filed a joint stipulation to dismiss the Alvarado Action without prejudice, which the Court granted later that same day.

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

As of December 31, 2011, we have entered into various purchase order commitments with our suppliers for merchandise for resale that approximates $510.0 million.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

NOTE 13 – OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

(dollars in thousands)	December 31, 2011	January 1, 2011
Accrued bonuses and incentive compensation	$9,417	$20,681
Accrued workers’ compensation	6,059	7,515
Accrued sales and use taxes	5,232	3,896
Accrued salaries and wages	5,150	3,933
Accrued gift certificates	4,992	3,227
Accrued 401(k)	4,600	4,330
Other current liabilities	14,499	23,309
Total	$49,949	$66,891

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – VALUATION AND QUALIFYING ACCOUNTS:

Information regarding accounts receivable reserves is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves
Balance, January 3, 2009	$5,017	$150
Additions, charged to expense	1,492	971
Charges to reserve	(4,293)	(721)
Balance, January 2, 2010	2,216	400
Additions, charged to expense	5,163	268
Charges to reserve	(4,528)	(268)
Balance, January 1, 2011	2,851	400
Additions, charged to expense	7,227	1,121
Charges to reserve	(5,458)	(1,121)
Balance, December 31, 2011	$4,620	$400

NOTE 15 – SEGMENT INFORMATION:

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

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue.  Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to our segments, are included in corporate expenses below.  Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory.  The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – SEGMENT INFORMATION:  (Continued)

The table below presents certain segment information for the periods indicated:

	For the fiscal years end
(dollars in thousands)	December 31, 2011		% of Total	January 1, 2011	% of Total	January 2, 2010		% of Total
Net sales:

Carter’s Wholesale	$939,115		44.5%	$827,815	47.3%	$742,224		46.7%
Carter’s Retail (a)	671,590		31.8%	546,233	31.2%	489,740		30.8%
Total Carter’s	1,610,705		76.3%	1,374,048	78.5%	1,231,964		77.5%

OshKosh Retail (a)	280,900		13.3%	264,887	15.2%	257,289		16.2%
OshKosh Wholesale	81,888		3.9%	75,484	4.3%	72,448		4.5%
Total OshKosh	362,788		17.2%	340,371	19.5%	329,737		20.7%

International (b)	136,241		6.5%	34,837	2.0%	27,976		1.8%

Total net sales	$2,109,734		100.0%	$1,749,256	100.0%	$1,589,677		100.0%

Operating Income (loss):			% of segment net sales		% of segment net sales			% of segment net sales

Carter’s Wholesale	$119,682		12.7%	$152,281	18.4%	$137,119		18.5%
Carter’s Retail (a)	105,818		15.8%	113,277	20.7%	96,320		19.7%
Total Carter’s	225,500		14.0%	265,558	19.3%	233,439		18.9%

OshKosh Retail (a)	(9,469)		(3.4%)	19,356	7.3%	22,561		8.8%
OshKosh Wholesale	(1,490)		(1.8%)	3,863	5.1%	5,276		7.3%
Total OshKosh	(10,959)		(3.0%)	23,219	6.8%	27,837		8.4%

International (b)	27,251	(c)	20.0%	16,925	48.6%	11,393		40.7%

Segment operating income	241,792		11.5%	305,702	17.5%	272,669		17.2%

Corporate expenses (d)	(54,326)	(e)	(2.6%)	(62,446)	(3.6%)	(77,056)	(f)	(4.8%)

Total operating income	$187,466		8.9%	$243,256	13.9%	$195,613		12.3%

(a)	Includes eCommerce results.
(b)	Net sales include international retail and wholesale sales. Operating income includes international licensing income.
(c)
Includes $6.7 million related to the amortization of the fair value step-up for Bonnie Togs inventory acquired and a $2.5 million charge associated with the revaluation of the Company’s contingent consideration.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)	Includes $3.0 million of professional service fees associated with the Acquisition for the fiscal year ended December 31, 2011.
(f)
Includes $11.7 million related to the closures of our Barnesville, Georgia and White House, Tennessee facilities, write-down of the White House, Tennessee facility, and severance and other benefits related to the corporate workforce reduction and $5.7 million in professional service fees related to the previously announced investigation of customer margin support.

In fiscal 2011, no one customer accounted for 10% or more of our consolidated net sales.  In fiscal 2010 and 2009, one customer accounted for approximately 10% of our consolidated net sales.

The table below represents inventory, net, by segment:

(dollars in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Carter’s Wholesale	$178,523	$188,299	$126,347
OshKosh Wholesale	38,406	34,976	32,626
Carter’s Retail	65,696	44,798	34,268
OshKosh Retail	31,879	25,800	17,758
International	32,711	4,636	3,001
Total	$347,215	$298,509	$214,000

Wholesale inventories include inventory produced and warehoused for the retail segment.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – SEGMENT INFORMATION:  (Continued)

The following represents property, plant, and equipment, net, by geographic area:

(dollars in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
United States	$108,342	$94,968	$86,077
International	14,004	--	--
Total	$122,346	$94,968	$86,077

In connection with the change in our reportable segments discussed above, we have reallocated the goodwill for December 31, 2011 to conform to the new reportable segments on a relative fair value basis.  The following represents goodwill by segment:
(dollars in thousands)	Wholesale – Carter’s	Wholesale – OshKosh	Retail – Carter’s	Retail –OshKosh	Mass Channel- Carter’s	International	Total

Balance at January 2, 2010
Goodwill	$51,814	$35,995	$82,025	$106,891	$2,731	$--	$279,456
Accumulated impairment losses	--	(35,995)	--	(106,891)	--	--	(142,886)
	$51,814	$--	$82,025	$--	$2,731	$--	$136,570

Balance at January 1, 2011
Goodwill	$51,814	$35,995	$82,025	$106,891	$2,731	$--	$279,456
Accumulated impairment losses	--	(35,995)	--	(106,891)	--	--	(142,886)
	$51,814	$--	$82,025	$--	$2,731	$--	$136,570

Balance at December 31, 2011
Goodwill	$51,814	$35,995	$82,025	$106,891	$2,731	$--	$279,456
Goodwill acquired during year	--	--	--	--	--	52,109	52,109
Reallocation for changes in segments	(5,898)	--	--	--	(2,731)	8,629	--
Accumulated impairment losses	--	(35,995)	--	(106,891)	--	--	(142,886)
	$45,916	$--	$82,025	$--	$--	$60,738	$188,679

NOTE 16 – WORKFORCE REDUCTION, FACILITY WRITE-DOWN, AND CLOSURE COSTS:

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

As a result of this corporate workforce reduction, during fiscal 2009, we recorded net charges of $6.7 million consisting of $5.5 million in severance charges and other benefits ($3.3 million which related to corporate office positions in connection with our existing plan and $2.2 million of special one-time benefits provided to affected employees), and approximately $1.2 million in asset impairment charges net of a gain related to the closure and sale of our Oshkosh, Wisconsin office.  As of January 1, 2011, there were no remaining liabilities related to the corporate workforce reduction.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – WORKFORCE REDUCTION, FACILITY WRITE-DOWN, AND CLOSURE COSTS:  (Continued)

Barnesville Distribution Facility Closure

On April 2, 2009, the Company announced to affected employees a plan to close its Barnesville, Georgia distribution facility.  Approximately 210 employees were affected by this closure.  Operations at the Barnesville facility ceased on June 1, 2009.

In conjunction with the plan to close the Barnesville, Georgia distribution facility, the Company recorded approximately $4.3 million during fiscal 2009, consisting of severance of $1.7 million, asset impairment charges of $1.1 million related to the write-down of the related land, building, and equipment, $1.0 million of accelerated depreciation (included in selling, general, and administrative expenses), and $0.5 million of other closure costs.  On February 21, 2011, the Company sold the facility for zero net proceeds. As of December 31, 2011, there was approximately $0.1 million of restructuring reserves included in other current liabilities on the accompanying audited consolidated balance sheet related to this closure.

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

NOTE 17 – INVESTIGATION EXPENSES:

In connection with the previously announced investigation of customer margin support, the Company recorded pre-tax charges in the fourth quarter of fiscal 2009 of approximately $5.7 million in professional service fees.

NOTE 18 – UNAUDITED QUARTERLY FINANCIAL DATA:

The unaudited summarized financial data by quarter for the fiscal years ended December 31, 2011 and January 1, 2011 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2011:
Net sales	$469,000	$394,488	$639,617	$606,629
Gross profit	157,806	134,738	191,873	206,735
Selling, general, and administrative expenses	113,501	120,985	145,602	160,872
Royalty income	(9,329)	(8,269)	(10,494)	(9,182)
Operating income	53,634	22,022	56,765	55,045
Net income	32,123	12,659	34,449	34,785
Basic net income per common share	0.56	0.22	0.59	0.59
Diluted net income per common share	0.55	0.22	0.58	0.59
2010:
Net sales	$409,049	$327,009	$517,928	$495,270
Gross profit	166,810	130,251	192,803	184,008
Selling, general, and administrative expenses	105,295	104,468	123,321	135,108
Royalty income	(9,654)	(7,640)	(10,396)	(9,886)
Operating income	71,169	33,423	79,878	58,786
Net income	42,825	19,096	49,657	34,894
Basic net income per common share	0.73	0.32	0.84	0.61
Diluted net income per common share	0.71	0.32	0.83	0.60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

  On February 23, 2012, on the recommendation of the Nominating and Corporate Governance Committee, the Company’s Board of Directors amended the Company’s Bylaws to change the voting standard for election of directors in an uncontested election from a plurality to a majority of votes properly cast.  In contested elections, the voting standard continues to be a plurality of votes properly cast.  In addition, in connection with the amendment to the Company’s Bylaws, on the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors amended the Company’s Corporate Governance Principles to provide that, in an uncontested election, a director who fails to receive the required number of votes for re-election in accordance with the Company’s Bylaws must tender his or her resignation, subject to acceptance by the Board of Directors.

The Amended and Restated Bylaws are attached hereto as Exhibit 3.2.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. to be held on May 17, 2012.  Carter’s, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	1,992,700	$22.62	4,084,290
Equity compensation plans not approved by security holders	--	--	--
Total	1,992,700	$22.62	4,084,290

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc.’s Amended and Restated Equity Incentive Plan.

Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 12, 2006.*****

3.2	Amended and Restated By-laws of Carter’s, Inc.

4.1	Specimen Certificate of Common Stock. ***

10.1
Amended and Restated Credit Agreement, dated as of December 22, 2011, among The William Carter Company, the Canadian Borrower (as defined), certain lenders party thereto, Bank of America, N.A., as Administrative Agent, U.S. Dollar Facility Swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, Bank of America, N.A., Canada Branch, as Canadian Agent, Multicurrency Facility Swing Line Lender, JPMorgan Chase Bank, N.A.,  as Syndication Agent, Royal Bank of Canada, Suntrust Bank and U.S. Bank National Association, as Co-Documentation Agents and Merrill Lynch Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunning Manager.

10.2	Amended and Restated Severance Agreement between The William Carter Company and Michael D. Casey, dated as of March 2, 2011.*******

10.3	Severance Agreement between The William Carter Company and Lisa A. Fitzgerald, dated as of March 2, 2011. *******

10.6	Amended and Restated Severance Agreement between The William Carter Company and Brian J. Lynch, dated as of March 2, 2011. *******

10.7	Amended and Restated Severance Agreement between Carter’s Retail, Inc. and James C. Petty, dated as of March 2, 2011. *******

10.8	Amended and Restated Severance Agreement between The William Carter Company and Richard F. Westenberger, dated as of March 2, 2011. *******

10.11	Amended and Restated Equity Incentive Plan. *****

10.12	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C.*

10.13	Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter's, Inc. and the stockholders of Carter's, Inc., as amended. ***

10.14	Lease Agreement dated January 27, 2003 between The William Carter Company and Eagle Trade Center, L.L.C.**

10.15	Amended and Restated Annual Incentive Compensation Plan. *****

10.16
Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA). ****

10.17
Fifth Amendment dated November 4, 2010 to the Lease Agreement dated February 16, 2001, between The William Carter Company and John Hancock Life Insurance Company (USA), as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA), and by that certain Fourth Amendment dated December 21, 2004. *******

10.18
Sixth Amendment dated November 15, 2010 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA), by that certain Fourth Amendment dated December 21, 2004, and by that certain Fifth Amendment dated November 4, 2010 between The William Carter Company and John Hancock Life Insurance Company (USA). *******

10.19	The William Carter Company Severance plan, dated as of March 1, 2009. *******

10.20	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010. *******

21	Subsidiaries of Carter’s, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

*	Incorporated by reference to The William Carter Company’s Registration Statement filed on Form S-4 (No. 333-72790) on November 5, 2001.

**	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 1, 2003.

***	Incorporated by reference to Carter’s, Inc.’s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 16, 2005.

*****	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on February 28, 2007.

******	Incorporated by reference to Carter’s, Inc.’s Schedule 14A filed on April 5, 2011.

*******	Incorporated by reference to Carter’s, Inc.’s Annual Report on Form 10-K filed on March 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date:  February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 29, 2012
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 29, 2012
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 29, 2012
Amy Woods Brinkley

/s/ VANESSA J. CASTAGNA	Director	February 29, 2012
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director	February 29, 2012
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 29, 2012
Jevin S. Eagle

/s/ PAUL FULTON	Director	February 29, 2012
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director	February 29, 2012
William J. Montgoris

/s/ DAVID PULVER	Director	February 29, 2012
David Pulver

/s/ JOHN R. WELCH	Director	February 29, 2012
John R. Welch

/s/ THOMAS E. WHIDDON	Director	February 29, 2012
Thomas E. Whiddon