Form 10-Q
period 2012-03-31
CARTERS INC
filed 2012-04-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 27, 2012
Common stock, par value $0.01 per share	58,938,891

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	March 31, 2012	December 31, 2011	April 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$300,535	$233,494	$248,871
Accounts receivable, net	178,668	157,754	160,057
Finished goods inventories, net	265,691	347,215	217,458
Prepaid expenses and other current assets	16,425	18,519	19,650
Deferred income taxes	24,114	25,165	26,667

Total current assets	785,433	782,147	672,703
Property, plant, and equipment, net	127,736	122,346	92,553
Tradenames	306,109	306,176	305,733
Goodwill	189,696	188,679	136,570
Deferred debt issuance costs, net	2,447	2,624	3,155
Other intangible assets, net	244	258	—
Other assets	399	479	322

Total assets	$1,412,064	$1,402,709	$1,211,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$—
Accounts payable	67,610	102,804	53,077
Other current liabilities	51,484	49,949	49,640

Total current liabilities	119,094	152,753	102,717
Long-term debt	236,000	236,000	236,000
Deferred income taxes	113,773	114,421	112,453
Other long-term liabilities	100,555	93,826	46,873

Total liabilities	569,422	597,000	498,043

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 31, 2012, December 31, 2011, and April 2, 2011	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,938,891, 58,595,421, and 57,761,103 shares issued and outstanding at March 31, 2012, December 31, 2011, and April 2, 2011, respectively	589	586	578
Additional paid-in capital	235,198	231,738	211,531
Accumulated other comprehensive loss	(10,087)	(11,282)	(1,890)
Retained earnings	616,942	584,667	502,774

Total stockholders’ equity	842,642	805,709	712,993

Total liabilities and stockholders’ equity	$1,412,064	$1,402,709	$1,211,036

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	For the three-month periods ended
	March 31, 2012	April 2, 2011

Net sales	$551,662	$469,000
Cost of goods sold	356,923	310,915

Gross profit	194,739	158,085
Selling, general, and administrative expenses	149,705	113,780
Royalty income	(8,766)	(9,329)

Operating income	53,800	53,634
Interest expense, net	1,957	1,850
Foreign currency loss	306	—

Income before income taxes	51,537	51,784
Provision for income taxes	19,262	19,661

Net income	$32,275	$32,123

Basic net income per common share (Note 13)	$0.55	$0.56
Diluted net income per common share (Note 13)	$0.54	$0.55

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the three-month periods ended
	March 31, 2012	April 2, 2011

Net income	$32,275	$32,123
Other comprehensive income:
Cumulative foreign currency translation adjustments	1,195	—
Comprehensive income	$33,470	$32,123

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at December 31, 2011	$586	$231,738	$(11,282)	$584,667	$805,709
Exercise of stock options (81,425 shares)	1	1,681	—	—	1,682
Withholdings from vesting of restricted stock (49,855 shares)	(1)	(2,246)	—	—	(2,247)
Income tax benefit from stock-based compensation	—	1,535	—	—	1,535
Restricted stock activity	3	(3)	—	—	—
Stock-based compensation expense	—	2,493	—	—	2,493
Net income	—	—	—	32,275	32,275
Cumulative foreign currency translation adjustments	—	—	1,195	—	1,195
Balance at March 31, 2012	$589	$235,198	$(10,087)	$616,942	$842,642

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three-month periods ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$32,275	$32,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,495	8,130
Non-cash revaluation of contingent consideration	692	—
Amortization of Bonnie Togs tradename and non-compete agreements	94	—
Amortization of debt issuance costs	177	177
Non-cash stock-based compensation expense	2,868	2,151
Income tax benefit from stock-based compensation	(1,535)	(407)
Loss on disposal/sale of property, plant, and equipment	391	100
Deferred income taxes	201	3,353
Effect of changes in operating assets and liabilities:
Accounts receivable	(20,807)	(38,604)
Inventories	82,000	81,051
Prepaid expenses and other assets	2,215	(2,284)
Accounts payable and other liabilities	(24,624)	(76,496)

Net cash provided by operating activities	82,442	9,294

Cash flows from investing activities:
Capital expenditures	(16,381)	(6,813)
Proceeds from sale of property, plant, and equipment	6	—

Net cash used in investing activities	(16,375)	(6,813)

Cash flows from financing activities:
Borrowings under revolving credit facility	2,500	—
Payments on revolving credit facility	(2,500)	—
Income tax benefit from stock-based compensation	1,535	407
Withholdings from vesting of restricted stock	(2,247)	(1,406)
Proceeds from exercise of stock options	1,682	7

Net cash provided by (used in) financing activities	970	(992)

Effect of exchange rate changes on cash	4	—
Net increase in cash and cash equivalents	67,041	1,489
Cash and cash equivalents, beginning of period	233,494	247,382

Cash and cash equivalents, end of period	$300,535	$248,871

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for our 372 Carter’s, 168 OshKosh, and 69 Canadian retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company ("TWCC") (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of the entities comprising Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace. Bonnie Togs sells products under the Carter’s and OshKosh brands, as well as other brands. Prior to the Acquisition, Bonnie Togs was Carter’s principal licensee in Canada since 2007 and was a significant international licensee of the Company.

As a result of the acquisition of Bonnie Togs, the Company reevaluated and realigned certain of its reportable segments, please see Note 12, “Segment Information.”

Our unaudited condensed consolidated balance sheet as of March 31, 2012 and audited consolidated balance sheet as of December 31, 2011 include Bonnie Togs. Bonnie Togs results are included in our unaudited condensed consolidated statements of operations effective the second quarter of fiscal 2011.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of March 31, 2012, the results of our operations for the three-month periods ended March 31, 2012 and April 2, 2011, comprehensive income for the three-month periods ended March 31, 2012 and April 2, 2011, changes in stockholders’ equity for the three-month period ended March 31, 2012, and cash flows for the three-month periods ended March 31, 2012 and April 2, 2011. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. Our accompanying condensed consolidated balance sheet as of December 31, 2011 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q. The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K in the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2011.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2012 reflects our financial position as of March 31, 2012. The first quarter of fiscal 2011 ended on April 2, 2011.

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

As of March 31, 2012, the Company had a discounted contingent consideration liability of approximately $26.8 million based upon the high probability that Bonnie Togs will attain its earnings targets and is included in other long-term liabilities on the accompanying audited consolidated balance sheet. The fair value of the discounted contingent consideration liability as of December 31, 2011 was approximately $25.6 million. The $1.2 million change in the fair value of the liability is reflected as $0.7 million in accretion expense and $0.5 million in other comprehensive income resulting from an unfavorable foreign currency translation adjustment. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. The Company will continue to revalue the contingent consideration at each reporting date.
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

The following unaudited pro forma summary presents information as if Bonnie Togs had been acquired on January 2, 2010 and assumes that there were no other changes in our operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the Canadian business since January 2, 2010, nor is it necessarily indicative of the future results of operations of the combined companies.

Three-month period ended
(dollars in thousands, except share data)	April 2, 2011

Pro forma net sales	$487,897
Pro forma net income	$32,623
Pro forma basic earnings per share	$0.57
Pro forma diluted earnings per share	$0.56

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The components of accumulated other comprehensive income (loss) consisted of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011	April 2, 2011

Cumulative foreign currency translation adjustments	$(1,929)	$(3,124)	$—
Pension/post-retirement liability adjustment	(8,158)	(8,158)	(1,890)
Total accumulated other comprehensive loss	$(10,087)	$(11,282)	$(1,890)

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011	April 2, 2011
Revolving credit facility	$236,000	$236,000	$236,000
Current maturities	—	—	—
Total long-term debt	$236,000	$236,000	$236,000

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. This revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million). In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs. In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility (five years). On December 22, 2011, the Company and lenders amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars. The term of the revolving credit facility expires October 15, 2015. At March 31, 2012, we had approximately $236.0 million in revolver borrowings (fair value approximates book value), exclusive of $14.5 million of outstanding letters of credit, at an effective interest rate of 2.49%.

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

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00. As of March 31, 2012, the Company believes it was in compliance with its financial debt covenants.

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

Goodwill as of March 31, 2012, represents the excess of the cost of the acquisition of Carter’s, Inc., which was consummated on August 15, 2001, and the acquisition of Bonnie Togs, which was consummated on June 30, 2011, over the fair value of the net assets acquired. Our goodwill is not deductible for tax purposes. The OshKosh tradename was recorded in connection with the acquisition of OshKosh on July 14, 2005 and adjusted in fiscal 2007 to reflect the impairment of the value. Our Carter’s and Bonnie Togs goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized. The Bonnie Togs tradename and non-compete agreements for certain executives have definite lives and are being amortized over two and four years, respectively.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

The Company’s intangible assets were as follows:

		March 31, 2012			December 31, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	$53,126	$—	$53,126	$52,109	$—	$52,109
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$376	$225	$151	$592	$150	$442
Non-compete agreements	4 years	$300	$56	$244	$295	$37	$258

		April 2, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500

(1)	$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.

(2)	Relates to the international segment.

The following is a reconciliation of Bonnie Togs intangible assets:

(dollars in thousands)	Bonnie Togs Goodwill	Bonnie Togs Tradename	Non-compete agreements

Gross Balance at December 31, 2011	$52,109	$592	$295
Purchase accounting adjustments	—	—	—
Foreign currency exchange adjustments	1,017	9	5
Gross Balance at March 31, 2012	$53,126	$601	$300

Amortization expense for intangible assets subject to amortization was approximately $0.1 million for the three-month period ended March 31, 2012.

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

As of March 31, 2012, the Company had gross unrecognized tax benefits of approximately $8.9 million, $6.2 million of which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

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

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the first quarter of fiscal 2012 and 2011, the Company recognized interest expense on uncertain tax positions of approximately $0.1 million. The Company had approximately $0.6 million, $0.5 million, and $0.7 million of interest accrued as of March 31, 2012, December 31, 2011, and April 2, 2011, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities
Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012			December 31, 2011			April 2, 2011
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$50.2	$—	$—	$50.2	$—	$—	$175.4	$—	$—
Foreign exchange forward contracts	$—	$—	$—	$0.6	$—	$—	$—	$—	$—

Liabilities
Foreign exchange forward contracts	$0.1	$—	$—	$—	$—	$—	$—	$—	$—
Revolving credit facility	$236.0	$—	$—	$236.0	$—	$—	$236.0	$—	$—
Contingent consideration	$—	$—	$26.8	$—	$—	$25.6	$—	$—	$—

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS: (Continued)

The following summarizes the significant unobservable inputs for our Level 3 fair value measurements at March 31, 2012:

(dollars in millions)	Fair Value	Valuation technique	Unobservable inputs	Amount

Contingent consideration	$26.8	Discounted cash flow	Estimated contingent consideration payment	$35
			Discount rate	18%
			Probability assumption	100%

At March 31, 2012 and December 31, 2011, we had approximately $50.2 million of cash invested in money market deposit accounts. At April 2, 2011, we had approximately $50.4 million of cash invested in money market deposit accounts and $125.0 million in U.S. Treasury bills.

As of March 31, 2012, December 31, 2011, and April 2, 2011, the fair value of the Company’s outstanding borrowings under the revolving credit facility of $236.0 million approximates book value.

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

As of March 31, 2012, the Company had contracts for the purchase of $18.5 million of U.S. dollars at fixed rates. The fair value of these forward contracts was a liability of $0.1 million. The Company accounts for these foreign exchange contracts as undesignated positions in accordance with accounting standards on derivatives and hedging. As such, these positions are marked to fair value through earnings at each reporting date.

During the first quarter of fiscal 2012, the Company also recorded a $0.6 million loss on the mark-to-market of open foreign currency exchange contracts and a $0.3 million gain on the remeasurement of Bonnie Togs’ foreign denominated payables.

The fair value of the discounted contingent consideration liability was approximately $26.8 million as of March 31, 2012 and $25.6 million as of December 31, 2011. The $1.2 million change in fair value during the first quarter of fiscal 2012, reflects accretion expense of approximately $0.7 million and $0.5 million in accumulated other comprehensive income reflecting a unfavorable foreign currency translation adjustment. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. Changes in the estimated earnout payment, discount rate, or probability assumptions used could materially impact the fair value of the contingent consideration.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS: (Continued)

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

March 31, 2012	Prepaid expenses and other current assets	$—	Other current liabilities	$0.1
December 31, 2011	Prepaid expenses and other current assets	$0.6	Other current liabilities	$—
April 2, 2011	Prepaid expenses and other current assets	$—	Other current liabilities	$—

The effect of undesignated derivative instruments on our accompanying unaudited condensed consolidated financial statements was as follows:

	Loss recognized in earnings

	For the three-month periods ended
(dollars in thousands)	March 31, 2012	April 2, 2011

Foreign exchange forward contracts	$600	$—

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended
(dollars in thousands)	March 31, 2012	April 2, 2011

Service cost – benefits attributed to service during the period	$17	$18
Interest cost on accumulated post-retirement benefit obligation	53	106
Amortization net actuarial gain	(18)	(5)
Total net periodic post-retirement benefit cost	$52	$119

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – EMPLOYEE BENEFIT PLANS: (Continued)

We have an obligation under a defined benefit plan covering certain former officers and their spouses. The component of pension expense charged to operations is as follows:

	For the three-month periods ended
(dollars in thousands)	March 31, 2012	April 2, 2011

Interest cost on accumulated pension benefit obligation	$20	$8

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits. The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended
(dollars in thousands)	March 31, 2012	April 2, 2011

Interest cost on accumulated pension benefit obligation	$597	$614
Expected return on assets	(713)	(778)
Amortization of actuarial loss	178	—
Total net periodic pension expense (benefit)	$62	$(164)

NOTE 10 – COMMON STOCK:

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
The Company did not repurchase any shares of its common stock during the first quarters of fiscal 2012 and 2011 pursuant to any repurchase authorization. Since inception of the repurchase program and through the first quarter of fiscal 2012, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share. We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION:

Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards. The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the three-month period ended March 31, 2012.

Assumptions

Volatility	34.82%
Risk-free interest rate	1.38%
Expected term (years)	5.9
Dividend yield	—
Grant-date fair value	$15.09

The fair value of restricted stock and restricted stock units (collectively, “restricted stock awards”) is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock awards activity during the three-month period ended March 31, 2012:

	Stock options	Restricted stock awards

Outstanding, December 31, 2011	1,992,700	617,401

Granted	343,600	323,800
Exercised	(81,425)	—
Vested restricted stock	—	(133,207)
Forfeited	(1,800)	(900)
Expired	—	—

Outstanding, March 31, 2012	2,253,075	807,094

Exercisable, March 31, 2012	1,216,550	—

During the three-month period ended March 31, 2012, we granted 343,600 stock options with a weighted-average Black-Scholes fair value of $15.09 per share and a weighted-average exercise price of $42.61 per share. In connection with this grant, we recognized approximately $129,000 in stock-based compensation expense during the three-month period ended March 31, 2012.

During the three-month period ended March 31, 2012, we granted 323,800 restricted stock awards with a weighted-average exercise price of $42.61 per share. In connection with these grants, we recognized approximately $373,000 in stock-based compensation expense during the three-month period ended March 31, 2012.

During the three-month period ended March 31, 2012, the Company granted our Chief Executive Officer 100,000 performance-based restricted shares at a fair market value of $42.61 per share. In addition, the Company granted our other executive officers 52,000 performance-based restricted shares at a fair market value of $42.61 per share. Vesting of these shares is contingent upon meeting specific performance targets and would occur, if ever, in fiscal 2015. Currently, the Company believes that these targets will be achieved and, accordingly, we will continue to record compensation expense until the restricted shares vest or the Company’s assessment of achievement of the performance criteria changes.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION: (Continued)

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Stock options	Restricted stock awards	Total

2012 (period from April 1 through December 29, 2012)	$3,184	$6,241	$9,425
2013	3,588	7,332	$10,920
2014	2,612	6,267	$8,879
2015	1,448	3,370	$4,818
Total	$10,832	$23,210	$34,042

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

As a result of the Acquisition, the Company realigned certain of its reportable segments. Effective October 1, 2011, the Company's reportable segments include Carter’s retail, Carter’s wholesale, OshKosh retail, OshKosh wholesale, and international. Prior periods presented have been recast to conform to the current year presentation.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – SEGMENT INFORMATION: (Continued)

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended
(dollars in thousands)	March 31, 2012		% of Total	April 2, 2011		% of Total
Net sales:

Carter’s Wholesale	$249,485		45.2%	$241,619		51.5%
Carter’s Retail (a)	177,204		32.1%	137,862		29.4%
Total Carter’s	426,689		77.3%	379,481		80.9%

OshKosh Retail (a)	57,988		10.5%	53,994		11.5%
OshKosh Wholesale	20,274		3.7%	20,076		4.3%
Total OshKosh	78,262		14.2%	74,070		15.8%

International (b)	46,711		8.5%	15,449		3.3%

Total net sales	$551,662		100.0%	$469,000		100.0%

Operating income (loss):			% of segment net sales			% of segment net sales

Carter’s Wholesale	$40,271		16.1%	$37,142		15.4%
Carter’s Retail (a)	30,534		17.2%	26,664		19.3%

Total Carter’s	70,805		16.6%	63,806		16.8%

OshKosh Retail (a)	(7,459)		(12.9)%	(5,402)		(10.0)%
OshKosh Wholesale	120		0.6%	1,563		7.8%

Total OshKosh	(7,339)		(9.4)%	(3,839)		(5.2)%

International (b)	7,467	(c)	16.0%	4,978		32.2%

Total segment operating income	70,933		12.9%	64,945		13.8%

Corporate expenses (d)	(17,133)	(e)	(3.1)%	(11,311)	(f)	(2.4)%

Total operating income	$53,800		9.8%	$53,634		11.4%

(a)	Includes eCommerce results.

(b)	Net sales include international retail and wholesale sales. Operating income includes international licensing income.

(c)	Includes a $0.7 million charge associated with the revaluation of the Company’s contingent consideration.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)
Includes $1.1 million in facility closure-related costs related to closure of a distribution facility located in Hogansville, Georgia. These costs include approximately $1.0 million of severance-related charges and $0.1 million of accelerated depreciation (recorded in selling, general, and administrative expenses).

(f)	Includes $1.0 million of professional service fees associated with the Acquisition for the three-month period ended April 2, 2011.

In the first quarters of fiscal 2012 and 2011, no customers accounted for 10% or more of our consolidated net sales.

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

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended
	March 31, 2012	April 2, 2011

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,057,275	57,049,228
Dilutive effect of unvested restricted stock	178,708	141,851
Dilutive effect of stock options	604,735	694,932
Diluted number of common and common equivalent shares outstanding	58,840,718	57,886,011

Basic net income per common share:
Net income	$32,275,000	$32,123,000
Income allocated to participating securities	(442,525)	(364,477)
Net income available to common shareholders	$31,832,475	$31,758,523

Basic net income per common share	$0.55	$0.56

Diluted net income per common share:
Net income	$32,275,000	$32,123,000
Income allocated to participating securities	(438,025)	(360,140)
Net income available to common shareholders	$31,836,975	$31,762,860

Diluted net income per common share	$0.54	$0.55

For the three-month periods ended March 31, 2012 and April 2, 2011, anti-dilutive and performance-based restricted shares of 610,950 and 945,050, respectively, were excluded from the computations of diluted earnings per share.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 – FACILITY CLOSURE:

Consistent with the Company's strategy to strengthen our distribution capabilities, we decided to close our Hogansville, Georgia facility in 2013 and will open a new, larger multi-channel distribution facility in Braselton, Georgia in June 2012. On March 14, 2012, the Company announced to affected employees its plan to close the Hogansville facility. Approximately 210 employees are affected by this closure.

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded approximately $1.1 million in closing-related costs during the first quarter of fiscal 2012, consisting of severance of $1.0 million and $0.1 million of accelerated depreciation (included in selling, general, and administrative expenses). As of March 31, 2012, there was approximately $1.1 million of restructuring reserves included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet related to this closure. The Company expects to incur additional closure-related charges of approximately $1.8 million for one-time termination benefits ($1.1 million in fiscal 2012 and $0.7 million in fiscal 2013) and $1.6 million in accelerated depreciation ($1.1 million in fiscal 2012 and $0.5 million in fiscal 2013), and other closure costs of $1.0 million in fiscal 2013. The salvage value of this facility is estimated to be $2.0 million.

When the Company determined that it was probable that the Hogansville facility would be closed, an impairment test was performed under the "held and used" model. We determined that the assets were not impaired; however, the estimated useful lives of the assets were reassessed and depreciation was accelerated over the expected remaining shutdown period.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2011, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has included the required disclosures within Note 8, Fair Value Measurements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued guidance to indefinitely defer provisions requiring reclassification adjustments out of other comprehensive income to be presented on the face of the financial statements. The other portions of the original guidance remain unchanged. These standards are effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively. The Company has included such disclosures within this quarterly report.

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2012 reflect our financial position as of March 31, 2012. The first quarter of fiscal 2011 ended on April 2, 2011.

On June 30, 2011, we acquired Bonnie Togs, a Canadian children’s apparel retailer and an international licensee. Specifically, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs (the "Acquisition") for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015. Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively. Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.

As of March 31, 2012, the Company had a discounted contingent consideration liability of approximately $26.8 million based upon the high probability that Bonnie Togs will attain its earnings targets and is included in other long-term liabilities on the accompanying audited consolidated balance sheet. The fair value of the discounted contingent consideration liability as of December 31, 2011 was approximately $25.6 million. The $1.2 million change in the fair value of the liability is reflected as $0.7 million in accretion expense and $0.5 million in other comprehensive income resulting from an unfavorable foreign currency translation adjustment. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. The Company will continue to revalue the contingent consideration at each reporting date.

As a result of the Acquisition, the Company realigned certain of its reportable segments. Effective October 1, 2011, the Company's reportable segments include Carter’s retail, Carter’s wholesale, OshKosh retail, OshKosh wholesale, and international. Prior periods presented have been recast to conform to the current year presentation.

In connection with the Acquisition, we acquired certain definite-lived intangible assets comprised of a Bonnie Togs tradename and non-compete agreements which resulted in amortization expense of $0.1 million in the first quarter of fiscal 2012.

Our unaudited condensed consolidated statements of operations for the three-month period ended April 2, 2011 do not include the results of Bonnie Togs.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company recorded approximately $1.1 million in closing-related costs during first quarter of fiscal 2012, consisting of severance of $1.0 million and $0.1 million of accelerated depreciation (included in selling, general, and administrative expenses). As of March 31, 2012, there was approximately $1.1 million of restructuring reserves included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet related to this closure. The Company expects to incur additional closure-related charges of approximately $1.8 million for one-time termination benefits ($1.1 million in fiscal 2012 and $0.7 million in fiscal 2013) and $1.6 million in accelerated depreciation ($1.1 million in fiscal 2012 and $0.5 million in fiscal 2013), and other closure costs of $1.0 million in fiscal 2013. The salvage value of this facility is estimated to be $2.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	March 31, 2012	April 2, 2011

Net sales

Carter’s Wholesale	45.2%	51.5%
Carter’s Retail	32.1%	29.4%
Total Carter’s	77.3%	80.9%

OshKosh Retail	10.5%	11.5%
OshKosh Wholesale	3.7%	4.3%
Total OshKosh	14.2%	15.8%

International	8.5%	3.3%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	64.7%	66.3%

Gross profit	35.3%	33.7%
Selling, general, and administrative expenses	27.1%	24.3%
Royalty income	(1.6)%	(2.0)%

Operating income	9.8%	11.4%
Interest expense, net	0.4%	0.4%
Foreign currency loss	0.1%	—%

Income before income taxes	9.3%	11.0%
Provision for income taxes	3.4%	4.2%

Net income	5.9%	6.8%

Number of retail stores at end of period:
Carter’s	372	316
OshKosh	168	179
International	69	—
Total	609	495

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

Three-month period ended March 31, 2012 compared to the three-month period ended April 2, 2011

CONSOLIDATED NET SALES

In the first quarter of fiscal 2012, consolidated net sales increased $82.7 million, or 17.6%, to $551.7 million and primarily reflect the acquisition of Bonnie Togs and growth in all of our segments.

	For the three-month periods ended
(dollars in thousands)	March 31, 2012	% of Total	April 2, 2011	% of Total

Net sales:
Carter’s Wholesale	$249,485	45.2%	$241,619	51.5%
Carter’s Retail	177,204	32.1%	137,862	29.4%
Total Carter’s	426,689	77.3%	379,481	80.9%

OshKosh Retail	57,988	10.5%	53,994	11.5%
OshKosh Wholesale	20,274	3.7%	20,076	4.3%
Total OshKosh	78,262	14.2%	74,070	15.8%
International	46,711	8.5%	15,449	3.3%
Total net sales	$551,662	100.0%	$469,000	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $7.9 million, or 3.3%, in the first quarter of fiscal 2012 to $249.5 million. This growth was driven primarily by an 11% increase in average price per unit, partially offset by a 7% decrease in units shipped as compared to the first quarter of fiscal 2011. The increase in average price per unit was driven by price increases on our product offerings sold within this segment and lower levels of off-price channel sales. The decrease in units shipped was primarily due to a decrease in shipments in the off-price channel, partially offset by continued strong demand for our Child of Mine product offerings.

CARTER’S RETAIL SALES

Carter’s retail store sales increased $39.3 million, or 28.5%, in the first quarter of fiscal 2012 to $177.2 million. The increase was driven by incremental sales of $17.8 million generated by new store openings and $14.1 million generated by eCommerce sales, and a comparable store sales increase of $8.5 million, or 6.7%, partially offset by the impact of store closings of $1.0 million. On a comparable store basis, average prices increased 11.4% as a result of planned price increases, units per transaction decreased 6.6%, and transactions increased 2.6% due primarily to strong product performance across all categories.

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

During the first quarter of fiscal 2012, the Company opened 16 Carter’s retail stores and closed three stores. There were a total of 372 Carter’s retail stores as of March 31, 2012. In total, the Company plans to open approximately 63 and close seven Carter’s retail stores during fiscal 2012.

OSHKOSH RETAIL SALES

OshKosh retail store sales increased $4.0 million, or 7.4%, in the first quarter of fiscal 2012 to $58.0 million. The increase reflects incremental sales of $3.5 million generated by eCommerce sales, a comparable store sales increase of $2.3 million, or

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

4.7%, and $0.5 million generated by new store openings, partially offset by the impact of store closings of $2.2 million. On a comparable store basis, average prices increased 11.7% as a result of planned price increases, units per transaction decreased 6.0%, and transactions decreased 0.3%.

During the first quarter of fiscal 2012, the Company closed two OshKosh retail stores. There were a total of 168 OshKosh retail stores as of March 31, 2012. In total, the Company plans to open approximately seven and close 13 OshKosh retail stores during fiscal 2012.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales increased $0.2 million, or 1.0%, in the first quarter of fiscal 2012 to $20.3 million. This increase reflects a 20% increase in average price per unit, partially offset by a 16% decrease in units shipped as compared to the first quarter of fiscal 2011.

The increases in average price per unit primarily reflect price increases on our product offerings sold within this segment as compared to the first quarter of fiscal 2011.  The decrease in units shipped during the first quarter of fiscal 2012 was due to a decrease in shipments in the off-price channel.

INTERNATIONAL SALES

International sales increased $31.3 million, or 202.4%, in the first quarter of fiscal 2012 to $46.7 million. The increase reflects a full quarter of sales from our Canadian operations and higher international wholesale sales driven primarily by expansion with our multi-national customers and growth in South America.

During the first quarter of fiscal 2012, the Company opened four retail stores in Canada. There were a total of 69 retail stores in Canada as of March 31, 2012. In fiscal 2012, the Company plans to open a total of 18 retail stores in Canada and anticipates no store closures.

GROSS PROFIT

Our gross profit increased $36.7 million, or 23.2%, to $194.7 million in the first quarter of fiscal 2012. Gross margin increased 160 basis points from 33.7% in the first quarter of fiscal 2011 to 35.3% in the first quarter of fiscal 2012. The improvement in gross profit as a percentage of net sales reflects volume growth primarily in our direct to consumer channels and price increases, partially offset by higher product costs of approximately $35 million in the first quarter of fiscal 2012. The product cost increases are primarily related to increases in cotton prices and labor rates.

The Company includes distribution costs in its selling, general, and administrative expenses. Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first quarter of fiscal 2012 increased $35.9 million, or 31.6%, to $149.7 million. As a percentage of net sales, selling, general, and administrative expenses increased 280 basis points from 24.3% to 27.1% in the first quarter of fiscal 2012.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$10.6 million in Bonnie Togs selling, general and administrative expenses;

•	approximately $5.2 million in higher provisions for performance-based compensation;

•	$1.1 million in closure costs, primarily severance-related costs and accelerated depreciation, associated with the closure of our distribution facility in Hogansville, Georgia; and

•	$0.7 million of accretion expense associated with the revaluation of the Bonnie Togs contingent consideration.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

    Partially offsetting these increases were:

•	a 70 basis points decrease (from 11.9% to 11.2%) in our U.S. retail store expenses as compared to the first quarter of fiscal 2011; and

•	Approximately $1.0 million in professional service fees recorded in the first quarter of fiscal 2011 in connection with our Bonnie Togs acquisition.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names. Royalty income from these brands in the first quarter of fiscal 2012 was approximately $8.8 million (including $1.8 million of international royalty income), a decrease of $0.6 million, or 6.0%, as compared to the first quarter of fiscal 2011. The decrease was primarily due to the absence of international royalty income in the first quarter of fiscal 2012 from our former licensee, Bonnie Togs which was acquired in June 2011.

OPERATING INCOME

Operating income increased $0.2 million, or 0.3%, to $53.8 million in the first quarter of fiscal 2012. The increase in operating income was due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the first quarter of fiscal 2012 increased $0.1 million, or 5.8%, to $2.0 million, compared to the first quarter of fiscal 2011. Weighted-average borrowings for the first quarter of fiscal 2012 were comparable at $236.0 million at an effective interest rate of 3.22%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the first quarter of fiscal 2011 of $236.0 million at an effective interest rate of 3.24%, including amortization of debt issuance costs.

FOREIGN CURRENCY LOSS

During the first quarter of fiscal 2012, the Company recorded $0.3 million net loss related to our Canadian subsidiary's mark-to-market of open foreign currency exchange contracts and Bonnie Togs’ foreign denominated payables.

INCOME TAXES

Our effective tax rate was 37.4% for the first quarter of fiscal 2012 as compared to 38.0% for the first quarter of fiscal 2011. The decrease in our effective rate is primarily attributable to our Canadian operations which carry a lower overall effective tax rate.

NET INCOME

As a result of the factors described above, our net income for the first quarter of fiscal 2012 increased $0.2 million, or 0.5%, to $32.3 million as compared to $32.1 million in the first quarter of fiscal 2011.

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

Net accounts receivable at March 31, 2012 were $178.7 million compared to $160.1 million at April 2, 2011 and $157.8 million at December 31, 2011. The increase of $18.6 million, or 11.6%, as compared to April 2, 2011 primarily reflects an increase in sales in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 and reflects the incremental receivables associated with Bonnie Togs. Due to the seasonal nature of our operations, the net accounts receivable balance at March 31, 2012 is not comparable to the net accounts receivable balance at December 31, 2011.

Net inventories at March 31, 2012 were $265.7 million compared to $217.5 million at April 2, 2011 and $347.2 million at December 31, 2011. The increase of $48.2 million, or 22.2%, as compared to April 2, 2011 is primarily due to higher product costs, timing of product launches, the Acquisition, and business growth. Due to the seasonal nature of our operations, net inventories at March 31, 2012 are not comparable to net inventories at December 31, 2011.

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

Net cash provided by operating activities for the first quarter of fiscal 2012 was $82.4 million compared to net cash provided by operating activities of $9.3 million in the first quarter of fiscal 2011. The increase in operating cash flow primarily reflects favorable changes in net working capital.

We invested $16.4 million in capital expenditures during the first quarter of fiscal 2012 compared to $6.8 million during the first quarter of fiscal 2011. We plan to invest approximately $90 - $100 million in capital expenditures in fiscal 2012, primarily for U.S. and international retail store openings and remodelings and in expanding our distribution capacity with the addition of the Braselton, Georgia facility.

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

The Company did not repurchase any shares of its common stock during the three-month periods ended March 31, 2012 and April 2, 2011 pursuant to any repurchase authorization other than the shares of common stock from the Company’s employees to satisfy tax withholding obligations upon vesting of restricted stock to such employees. Since inception of the repurchase program and through fiscal 2011, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share. We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

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

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00. As of March 31, 2012, the Company believes it was in compliance with its financial debt covenants.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

At March 31, 2012, we had approximately $236.0 million in revolver borrowings, exclusive of $14.5 million of outstanding letters of credit. Weighted-average borrowings for the first quarter of fiscal 2012 were $236.0 million at an effective interest rate of 3.22%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the first quarter of fiscal 2011 of $236.0 million at an effective interest rate of 3.24%, including amortization of debt issuance costs.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of March 31, 2012, our outstanding variable rate debt aggregated approximately $236.0 million. An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

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

As of March 31, 2012, the Company had a discounted contingent consideration liability of approximately $26.8 million based upon the high probability that Bonnie Togs will attain its earnings targets and is included in other long-term liabilities on the accompanying audited consolidated balance sheet. The fair value of the discounted contingent consideration liability as of December 31, 2011 was approximately $25.6 million. The $1.2 million change in the fair value of the liability is reflected as $0.7 million in accretion expense and $0.5 million in other comprehensive income resulting from an unfavorable foreign currency translation adjustment. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. The Company will continue to revalue the contingent consideration at each reporting date.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company recorded approximately $1.1 million in closing-related costs during first quarter of fiscal 2012, consisting of severance of $1.0 million and $0.1 million of accelerated depreciation (included in selling, general, and administrative expenses). As of March 31, 2012, there was approximately $1.1 million of restructuring reserves included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet related to this closure. The Company expects to incur additional closure-related charges of approximately $1.8 million for one-time termination benefits ($1.1 million in fiscal 2012 and $0.7 million in fiscal 2013) and $1.6 million in accelerated depreciation ($1.1 million in fiscal 2012 and $0.5 million in fiscal 2013), and other closure costs of $1.0 million in fiscal 2013. The salvage value of this facility is estimated to be $2.0 million.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, generally resulting in lower sales and gross profit in the first half of our fiscal year. More of our consolidated net sales over the past five fiscal years, excluding the effect of the Acquisition in fiscal 2011, have typically been generated in the second half of our fiscal year (approximately 57%). Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $0.6 million in the first quarter of fiscal 2012, and $0.2 million in the first quarter of fiscal 2011, as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory: We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional write-downs may be required.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

Goodwill and tradename:  As of March 31, 2012, we had approximately $189.7 million in Carter’s and Bonnie Togs goodwill and $306.1 million of aggregate value related to the Carter’s, OshKosh, and Bonnie Togs tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001. The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at its acquisition date, July 14, 2005, using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives. The Bonnie Togs tradename was also estimated using an identical discounted cash flow analysis at the time of acquisition on June 30, 2011. The Bonnie Togs tradename was determined to have a definite life and is being amortized over two years.

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

See Note 8, “Employee Benefits Plans,” to our audited consolidated financial statements, in our most recently filed Annual Report in Form 10-K for further details on rates and assumptions.

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

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar.  Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. We employ foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of March 31, 2012, our outstanding variable rate debt aggregated approximately $236.0 million. An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $2.4 million and could have an adverse effect on our net income (loss) and cash flow.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. As we rely exclusively on our full package global sourcing network, we could incur more of these termination charges, which could increase our cost of goods sold and have a material impact on our business.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

A shareholder class action lawsuit was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia entitled Plymouth County Retirement System v. Carter's, Inc., No. 1:08-CV-02940-JOF (the “Plymouth Action”). The Amended Complaint filed on May 12, 2009 in the Plymouth Action asserted claims under Sections 10(b), 20(a), and 20A of the 1934 Securities Exchange Act, and alleged that between February 1, 2006 and July 24, 2007, the Company and certain current and former executives made material misrepresentations to investors regarding the successful integration of OshKosh into the Company's business, and that the share price of the Company's stock later fell when the market learned that the integration had not been as successful as represented. Defendants in the Plymouth Action filed a motion to dismiss the Amended Complaint for failure to state a claim under the federal securities laws on July 17, 2009, and briefing of that motion was complete on October 22, 2009.

A separate shareholder class action lawsuit was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia entitled Mylroie v. Carter's, Inc., No. 1:09-CV-3196-JOF (the “Mylroie Action”). The initial Complaint in the Mylroie Action asserted claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, and alleged that between April 27, 2004 and November 10, 2009, the Company and certain current and former executives made material misstatements to investors regarding the Company's accounting for discounts offered to some wholesale customers. The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the “Consolidated Action”). On March 15, 2010, the plaintiffs in the Consolidated Action filed their amended and consolidated complaint. The Company filed a motion to dismiss on April 30, 2010, and briefing of the motion was complete on July 23, 2010.

On March 16, 2011, the United States District Court for the Northern District of Georgia granted without prejudice the Company's motion to dismiss all of the claims in the amended and consolidated complaint in the Consolidated Action for failure to state a claim under the federal securities laws. The plaintiffs filed a second amended and consolidated complaint on July 20, 2011. On December 21, 2011, the Company reached an agreement to settle the Consolidated Action for an amount which has been paid by the Company's insurance providers. The settlement agreement includes no admission of liability or wrongdoing by the Company or by any other defendants and provides for a full and complete release of all related claims that were or could have been brought against the Company, its subsidiaries, and any and all current and former directors, officers, and employees of the Company and its subsidiaries. On January 19, 2012, the Court granted preliminary approval of the settlement and ordered that notice be provided to the proposed settlement class (as defined in the settlement agreement). The Court has scheduled a hearing for May 31, 2012 to determine whether the settlement will receive final approval.

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

In the first quarter of fiscal 2012, we derived approximately 29% of our consolidated net sales from our top four customers. We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

As described in more detail in Part II - Item 1 of this filing, the Company is also currently subject to a class action lawsuit, as well as various other claims and pending or threatened lawsuits in the normal course of our business.  We have only limited amounts of insurance, which may not provide coverage to offset a negative judgment or a settlement payment, which could be substantial.  We may be unable to obtain additional insurance in the future, or we may be unable to do so on favorable terms.  Our insurers may also dispute our claims for coverage.  Further, these lawsuits may result in diversion of management's time and attention, the expenditure of large amounts of cash on legal fees and other expenses, and injury to our reputation, all of which may adversely affect our operations and financial condition.

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

Any significant disruption to our eCommerce business, including order acceptance and processing, order fulfillment, web-hosting, warehousing, and call center operations, could result in lost sales and could harm our brand and our reputation in the marketplace.

The operation of our eCommerce business depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations.  We currently rely on a third party to host our eCommerce website, process and manage web orders, warehouse inventory sold through our eCommerce website, fulfill our eCommerce sales to our customers, and operate a call center supporting our eCommerce business, and we intend to transition fulfillment services in-house in the second half of fiscal 2012. Any significant disruption in the operations of our eCommerce business or in our ability to transition fulfillment services, could result in lost sales and could harm our brand and our reputation in the marketplace.
The loss of a sourcing agent could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

One sourcing agent currently manages approximately 75% of our inventory purchases. Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results.

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

As of March 31, 2012, the Company had goodwill of $136.6 million for Carter's and $53.1 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, $85.5 million for the OshKosh brand, and $0.4 million for the Bonnie Togs brand on its unaudited condensed consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

Share Repurchases

The following table provides information about shares acquired from employees during the first quarter of fiscal 2012 to satisfy the required withholding of taxes in connection with the vesting of restricted stock:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2012 through January 28, 2012	—	$—	—	Not applicable

January 29, 2012 through February 25, 2012	36,394	$43.61	—	Not applicable

February 26, 2012 through March 31, 2012	13,461	$48.60	—	Not applicable

Total	49,855	$45.02	—	Not applicable

(1)	All of the shares were surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

N/A

ITEM 4. MINE SAFETY DISCLOSURES:

N/A

ITEM 5. OTHER INFORMATION:

N/A

ITEM 6. EXHIBITS:

(a)	Exhibits:

Exhibit Number	Description of Exhibits

10.21	Lease Agreement dated March 29, 2012 between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC.

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CARTER’S, INC.

Date : April 27, 2012	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : April 27, 2012	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)