Form 10-Q
period 2012-06-30
CARTERS INC
filed 2012-07-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 25, 2012
Common stock, par value $0.01 per share	58,986,724

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	June 30, 2012	December 31, 2011	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$237,629	$233,494	$86,725
Accounts receivable, net	131,888	157,754	124,667
Finished goods inventories, net	377,857	347,215	458,114
Prepaid expenses and other current assets	16,858	18,519	16,689
Deferred income taxes	23,838	25,165	23,687

Total current assets	788,070	782,147	709,882
Property, plant, and equipment, net	139,592	122,346	101,796
Tradenames	306,028	306,176	306,356
Goodwill	188,621	188,679	191,050
Deferred debt issuance costs, net	2,270	2,624	2,978
Other intangible assets, net	221	258	311
Other assets	436	479	445

Total assets	$1,425,238	$1,402,709	$1,312,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$—
Accounts payable	120,922	102,804	119,428
Other current liabilities	34,012	49,949	37,226

Total current liabilities	154,934	152,753	156,654
Long-term debt	186,000	236,000	236,000
Deferred income taxes	113,355	114,421	112,261
Other long-term liabilities	103,612	93,826	75,021

Total liabilities	557,901	597,000	579,936

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 30, 2012, December 31, 2011, and July 2, 2011	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 58,989,420, 58,595,421, and 58,087,327 shares issued and outstanding at June 30, 2012, December 31, 2011, and July 2, 2011, respectively	590	586	581
Additional paid-in capital	240,427	231,738	218,857
Accumulated other comprehensive loss	(11,427)	(11,282)	(1,989)
Retained earnings	637,747	584,667	515,433

Total stockholders’ equity	867,337	805,709	732,882

Total liabilities and stockholders’ equity	$1,425,238	$1,402,709	$1,312,818

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$472,162	$394,488	$1,023,824	$863,488
Cost of goods sold	288,919	259,445	645,842	570,360

Gross profit	183,243	135,043	377,982	293,128
Selling, general, and administrative expenses	156,290	121,290	305,995	235,070
Royalty income	(7,474)	(8,269)	(16,240)	(17,598)

Operating income	34,427	22,022	88,227	75,656
Interest expense, net	1,738	1,756	3,695	3,606
Foreign currency (gain) loss	(207)	(231)	99	(231)

Income before income taxes	32,896	20,497	84,433	72,281
Provision for income taxes	12,091	7,838	31,353	27,499

Net income	$20,805	$12,659	$53,080	$44,782

Basic net income per common share (Note 13)	$0.35	$0.22	$0.90	$0.77
Diluted net income per common share (Note 13)	$0.35	$0.22	$0.89	$0.76

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the three-month periods ended		For the six-month periods ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$20,805	$12,659	$53,080	$44,782
Other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(1,340)	(99)	(145)	(99)
Comprehensive income	$19,465	$12,560	$52,935	$44,683

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at December 31, 2011	$586	$231,738	$(11,282)	$584,667	$805,709
Exercise of stock options (114,650 shares)	1	2,480	—	—	2,481
Issuance of common stock (21,708 shares)	—	1,080	—	—	1,080
Withholdings from vesting of restricted stock (53,134 shares)	(1)	(2,407)	—	—	(2,408)
Income tax benefit from stock-based compensation	—	1,834	—	—	1,834
Restricted stock activity	4	(4)	—	—	—
Stock-based compensation expense	—	5,706	—	—	5,706
Net income	—	—	—	53,080	53,080
Cumulative foreign currency translation adjustments	—	—	(145)	—	(145)
Balance at June 30, 2012	$590	$240,427	$(11,427)	$637,747	$867,337

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the six-month periods ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$53,080	$44,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,606	16,367
Non-cash revaluation of contingent consideration	1,779	—
Amortization of Bonnie Togs tradename and non-compete agreements	187	—
Amortization of debt issuance costs	354	354
Non-cash stock-based compensation expense	6,351	4,883
Income tax benefit from stock-based compensation	(1,834)	(2,840)
Loss on disposal/sale of property, plant, and equipment	517	140
Deferred income taxes	554	4,844
Effect of changes in operating assets and liabilities:
Accounts receivable	25,887	(234)
Inventories	(30,705)	(123,324)
Prepaid expenses and other assets	1,706	1,291
Accounts payable and other liabilities	14,457	(32,565)

Net cash provided by (used in) operating activities	89,939	(86,302)

Cash flows from investing activities:
Capital expenditures	(37,711)	(16,086)
Acquisition of Bonnie Togs	—	(61,199)
Proceeds from sale of property, plant, and equipment	6	—

Net cash used in investing activities	(37,705)	(77,285)

Cash flows from financing activities:
Borrowings under revolving credit facility	2,500	—
Payments on revolving credit facility	(52,500)	—
Income tax benefit from stock-based compensation	1,834	2,840
Withholdings from vesting of restricted stock	(2,408)	(1,602)
Proceeds from exercise of stock options	2,481	1,692

Net cash (used in) provided by financing activities	(48,093)	2,930

Effect of exchange rate changes on cash	(6)	—
Net increase (decrease) in cash and cash equivalents	4,135	(160,657)
Cash and cash equivalents, beginning of period	233,494	247,382

Cash and cash equivalents, end of period	$237,629	$86,725

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for our 385 Carter’s, 166 OshKosh, and 73 Canadian retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On June 30, 2011, Northstar Canadian Operations Corp. (“Northstar”), a newly formed Canadian corporation and a wholly owned subsidiary of The William Carter Company ("TWCC") (a wholly owned subsidiary of Carter’s, Inc.), purchased all of the outstanding shares of capital stock of the entities comprising Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace. Our Canadian business sells products under the Carter’s and OshKosh brands, as well as other brands. Prior to the Acquisition, Bonnie Togs was a significant international licensee of the Company.

As a result of the acquisition of Bonnie Togs, the Company reevaluated and realigned certain of its reportable segments, please see Note 12, “Segment Information.”

Our unaudited condensed consolidated balance sheets as of June 30, 2012 and July 2, 2011 and our audited consolidated balance sheet as of December 31, 2011 include Bonnie Togs. The unaudited condensed consolidated statements of operations for the three and six-month periods ended July 2, 2011 were immaterially affected by the acquisition.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of June 30, 2012, the results of our operations for the three and six-month periods ended June 30, 2012 and July 2, 2011, comprehensive income for the three and six-month periods ended June 30, 2012 and July 2, 2011, changes in stockholders’ equity for the six-month period ended June 30, 2012, and cash flows for the six-month periods ended June 30, 2012 and July 2, 2011. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. Our accompanying condensed consolidated balance sheet as of December 31, 2011 is from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2012 reflects our financial position as of June 30, 2012. The second quarter and first half of fiscal 2011 ended on July 2, 2011.

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

The Company had a discounted contingent consideration liability of approximately $27.3 million as of June 30, 2012, approximately $25.6 million as of December 31, 2011, and $24.3 million as of July 2, 2011, based upon the high probability that Bonnie Togs will attain its earnings targets. The liabilities are included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets. The $0.5 million increase in fair value during the second quarter of fiscal 2012, reflects accretion expense of approximately $1.1 million, partially offset by a $0.6 million favorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The $1.7 million increase in the fair value of the liability during the first half of fiscal 2012 reflects accretion expense of approximately $1.8 million, partially offset by a $0.1 million favorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. The Company will continue to revalue the contingent consideration at each reporting date.
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

The following unaudited pro forma summary presents information as if Bonnie Togs had been acquired on January 2, 2011 and assumes that there were no other changes in our operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company operated the Canadian business since January 2, 2011, nor is it necessarily indicative of the future results of operations of the combined companies.

	Three-month period ended	Six-month period ended
(dollars in thousands, except share data)	July 2, 2011	July 2, 2011

Pro forma net sales	$421,904	$909,802
Pro forma net income	$14,812	$47,435
Pro forma basic earnings per share	$0.26	$0.82
Pro forma diluted earnings per share	$0.25	$0.81

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The components of accumulated other comprehensive income (loss) consisted of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011	July 2, 2011

Cumulative foreign currency translation adjustments	$(3,269)	$(3,124)	$(99)
Pension/post-retirement liability adjustment	(8,158)	(8,158)	(1,890)
Total accumulated other comprehensive loss	$(11,427)	$(11,282)	$(1,989)

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011	July 2, 2011
Revolving credit facility	$186,000	$236,000	$236,000
Current maturities	—	—	—
Total long-term debt	$186,000	$236,000	$236,000

On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. This revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million). In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs. In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility (five years). On December 22, 2011, the Company and lenders amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars. The term of the revolving credit facility expires October 15, 2015. During the second quarter of fiscal 2012, the Company repaid borrowings under its revolving credit facility of $50.0 million. At June 30, 2012, we had approximately $186.0 million in revolver borrowings (fair value approximates book value), exclusive of $13.3 million of outstanding letters of credit, at an effective interest rate of 2.50%.

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

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00. As of June 30, 2012, the Company believes it was in compliance with its financial debt covenants.

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

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS:

In connection with the Acquisition, the Company recorded goodwill and other intangible assets including a Bonnie Togs tradename and non-compete agreements for certain executives of Bonnie Togs, in accordance with accounting guidance on business combinations.

Goodwill as of June 30, 2012, represents the excess of the cost of the acquisition of Carter’s, Inc., which was consummated on August 15, 2001, and the acquisition of Bonnie Togs, which was consummated on June 30, 2011, over the fair value of the net assets acquired. Our goodwill is not deductible for tax purposes. The OshKosh tradename was recorded in connection with the acquisition of OshKosh on July 14, 2005 and adjusted in fiscal 2007 to reflect the impairment of the value. Our Carter’s and Bonnie Togs goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized. The Bonnie Togs tradename and non-compete agreements for certain executives have definite lives and are being amortized over two and four years, respectively.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

The Company’s intangible assets were as follows:

		June 30, 2012			December 31, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	$52,051	$—	$52,051	$52,109	$—	$52,109
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$589	$294	$295	$592	$150	$442
Non-compete agreements	4 years	$295	$74	$221	$295	$37	$258

		July 2, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	$54,480	$—	$54,480
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$623	$—	$623
Non-compete agreements	4 years	$311	$—	$311

(1)	$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.

(2)	Relates to the international segment.

The following is a reconciliation of Bonnie Togs' intangible assets:

(dollars in thousands)	Bonnie Togs Goodwill	Bonnie Togs Tradename	Non-compete agreements

Gross Balance at December 31, 2011	$52,109	$592	$295
Purchase accounting adjustments	—	—	—
Foreign currency exchange adjustments	(58)	(3)	—
Gross Balance at June 30, 2012	$52,051	$589	$295

Amortization expense for intangible assets subject to amortization was approximately $0.1 million and $0.2 million for the three and six-month periods ended June 30, 2012, respectively.

NOTE 7 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  The Company’s Canadian subsidiary files income tax returns in Canada and various Canadian provinces. The Internal Revenue Service completed its income tax audit for fiscal 2009 during fiscal 2011. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2007.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – INCOME TAXES: (Continued)

As of June 30, 2012, the Company had gross unrecognized tax benefits of approximately $9.9 million, $6.9 million of which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.9 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may impact our annual effective tax rate for fiscal 2012 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the three and six-month periods ended June 30, 2012, and July 2, 2011, the Company recognized interest expense on uncertain tax positions of approximately $0.1 million and $0.2 million, respectively. The Company had approximately $0.7 million, $0.5 million, and $0.8 million of interest accrued as of June 30, 2012, December 31, 2011, and July 2, 2011, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities
Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012			December 31, 2011			July 2, 2011
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$50.3	$—	$—	$50.2	$—	$—	$55.3	$—	$—
Foreign exchange forward contracts	$0.1	$—	$—	$0.6	$—	$—	$—	$—	$—

Liabilities
Contingent consideration	$—	$—	$27.3	$—	$—	$25.6	$—	$—	$24.3

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS: (Continued)

The following summarizes the significant unobservable inputs for our Level 3 fair value measurements at June 30, 2012:

(dollars in millions)	Fair Value	Valuation technique	Unobservable inputs	Amount

Contingent consideration	$27.3	Discounted cash flow	Estimated contingent consideration payment	$35
			Discount rate	18%
			Probability assumption	100%

At June 30, 2012 and December 31, 2011, we had approximately $50.3 million and $50.2 million, respectively, of cash invested in money market deposit accounts. At July 2, 2011, we had approximately $30.3 million of cash invested in money market deposit accounts and $25.0 million in U.S. Treasury bills.

As of June 30, 2012, December 31, 2011, and July 2, 2011, the fair value of the Company’s outstanding borrowings under the revolving credit facility approximated book value and would have been disclosed as a Level 1 liability in the fair value hierarchy had it been measured at fair value.

As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the U.S. dollar in relation to the Canadian dollar, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. The Company uses foreign exchange contracts that generally have maturities of up to 12 months to provide continuing coverage throughout the hedging period.

As of June 30, 2012, the Company had contracts for the purchase of $8.0 million of U.S. dollars at fixed rates. The fair value of these forward contracts was an asset of $0.1 million. The Company accounts for these foreign exchange contracts as undesignated positions in accordance with accounting standards on derivatives and hedging. As such, these positions are marked to fair value through earnings at each reporting date.

During the second quarter of fiscal 2012, the Company also recorded a $0.1 million gain on the mark-to-market of foreign currency exchange contracts and a $0.1 million gain on the remeasurement of Bonnie Togs’ foreign denominated payables. During the first half of fiscal 2012, the Company recorded a $0.5 million loss on the mark-to-market of foreign currency exchange contracts and a $0.4 million gain on the remeasurement of Bonnie Togs’ foreign denominated payables.

The fair value of the discounted contingent consideration liability was approximately $27.3 million as of June 30, 2012, $26.8 million as of March 31, 2012 and $25.6 million as of December 31, 2011. The $0.5 million increase in fair value during the second quarter of fiscal 2012, reflects accretion expense of approximately $1.1 million, partially offset by a $0.6 million favorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The $1.7 million increase in fair value during the first half of fiscal 2012, reflects accretion expense of approximately $1.8 million, partially offset by a $0.1 million favorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. Changes in the estimated earnout payment, discount rate, or probability assumptions used could materially impact the fair value of the contingent consideration.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS: (Continued)

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

June 30, 2012	Prepaid expenses and other current assets	$0.1	Other current liabilities	$—
December 31, 2011	Prepaid expenses and other current assets	$0.6	Other current liabilities	$—
July 2, 2011	Prepaid expenses and other current assets	$—	Other current liabilities	$—

The effect of undesignated derivative instruments on our accompanying unaudited condensed consolidated statements of operations was as follows:

	For the three-month periods ended		For the six-month periods ended

(dollars in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Foreign exchange forward contracts gains (losses)	$126	$231	$(504)	$231

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost – benefits attributed to service during the period	$17	$18	$34	$36
Interest cost on accumulated post-retirement benefit obligation	53	106	106	212
Amortization net actuarial gain	(18)	(5)	(36)	(10)
Total net periodic post-retirement benefit cost	$52	$119	$104	$238

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – EMPLOYEE BENEFIT PLANS: (Continued)

We have an obligation under a defined benefit plan covering certain former officers and their spouses. The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Interest cost on accumulated pension benefit obligation	$20	$8	$40	$16

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits. The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the six-month periods ended
(dollars in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Interest cost on accumulated pension benefit obligation	$597	$613	$1,194	$1,227
Expected return on assets	(713)	(778)	(1,426)	(1,556)
Amortization of actuarial loss	178	—	355	—
Total net periodic pension expense (benefit)	$62	$(165)	$123	$(329)

NOTE 10 – COMMON STOCK:

During the second quarter and first half of 2012, the Company issued 21,708 shares of common stock at a fair value of $49.76 per share to non-management board members. In connection with this issuance, the Company recognized approximately $1.1 million in stock-based compensation expense. During the second quarter and first half of fiscal 2011, the Company issued 38,520 shares of common stock at a fair value of $30.38 per share to its non-management board members. In connection with this issuance, we recognized approximately $1.2 million in stock-based compensation expense. The Company received no proceeds from the issuance of these shares.

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
The Company did not repurchase any shares of its common stock during the first half of fiscal 2012 and 2011 pursuant to any repurchase authorization. Since inception of the repurchase program and through the second quarter of fiscal 2012, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share. We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION:

Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards. The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the six-month period ended June 30, 2012.

Assumptions

Volatility	34.82%
Risk-free interest rate	1.38%
Expected term (years)	5.9
Dividend yield	—
Grant-date fair value	$15.11

The fair value of restricted stock and restricted stock units (collectively, “restricted stock awards”) is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock awards activity during the six-month period ended June 30, 2012:

	Stock options	Restricted stock awards

Outstanding, December 31, 2011	1,992,700	617,401

Granted	345,600	324,800
Exercised	(114,650)	—
Vested restricted stock	—	(141,607)
Forfeited	(6,300)	(3,025)
Expired	—	—

Outstanding, June 30, 2012	2,217,350	797,569

Exercisable, June 30, 2012	1,199,450

During the three-month period ended June 30, 2012, we granted 2,000 stock options with a weighted-average Black-Scholes fair value of $18.42 per share and a weighted-average exercise price of $51.46 per share. In connection with this grant, we recognized approximately $1,000 in stock-based compensation expense during the three-month period ended June 30, 2012.

During the six-month period ended June 30, 2012, we granted 345,600 stock options with a weighted-average Black-Scholes fair value of $15.11 per share and a weighted-average exercise price of $42.66 per share. In connection with these grants, we recognized approximately $431,000 in stock-based compensation expense during the six-month period ended June 30, 2012.

During the three-month period ended June 30, 2012, we granted 1,000 restricted stock awards with a weighted-average fair value on the date of grant of $51.46 per share. In connection with these grants, we recognized approximately $1,500 in stock-based compensation expense during the three-month period ended June 30, 2012.

During the six-month period ended June 30, 2012, we granted 324,800 restricted stock awards with a weighted-average fair value on the date of grant of $42.66 per share. In connection with these grants, we recognized approximately $1.2 million in stock-based compensation expense during the six-month period ended June 30, 2012.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION: (Continued)

During the six-month period ended June 30, 2012, the Company granted our Chief Executive Officer 100,000 performance-based restricted shares at a fair market value of $42.61 per share. In addition, the Company granted our other executive officers 52,000 performance-based restricted shares at a fair market value of $42.61 per share. Vesting of these shares is contingent upon meeting specific performance targets and would occur, if ever, in fiscal 2015. Currently, the Company believes that these targets will be achieved and, accordingly, we will continue to record compensation expense until the restricted shares vest or the Company’s assessment of achievement of the performance criteria changes.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Stock options	Restricted stock awards	Total

2012 (period from July 1 through December 29, 2012)	$2,076	$4,146	$6,222
2013	3,597	7,343	10,940
2014	2,620	6,279	8,899
2015	1,456	3,382	4,838
Total	$9,749	$21,150	$30,899

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – SEGMENT INFORMATION: (Continued)

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended						For the six-month periods ended
(dollars in thousands)	June 30, 2012		% of Total	July 2, 2011		% of Total	June 30, 2012		% of Total	July 2, 2011		% of Total
Net sales:

Carter’s Wholesale	$194,523		41.2%	$172,634		43.8%	$444,008		43.4%	$414,253		48.0%
Carter’s Retail (a)	169,261		35.8%	142,921		36.2%	346,465		33.8%	280,783		32.5%
Total Carter’s	363,784		77.0%	315,555		80.0%	790,473		77.2%	695,036		80.5%

OshKosh Retail (a)	58,301		12.3%	57,112		14.5%	116,289		11.4%	111,106		12.9%
OshKosh Wholesale	12,789		2.7%	14,700		3.7%	33,063		3.2%	34,776		4.0%
Total OshKosh	71,090		15.1%	71,812		18.2%	149,352		14.6%	145,882		16.9%

International (b)	37,288		7.9%	7,121		1.8%	83,999		8.2%	22,570		2.6%

Total net sales	$472,162		100.0%	$394,488		100.0%	$1,023,824		100.0%	$863,488		100.0%

Operating income (loss):			% of segment net sales			% of segment net sales			% of segment net sales			% of segment net sales

Carter’s Wholesale	$35,945		18.5%	$20,438		11.8%	$76,216		17.2%	$57,581		13.9%
Carter’s Retail (a)	19,951		11.8%	19,392		13.6%	50,485		14.6%	46,055		16.4%

Total Carter’s	55,896		15.4%	39,830		12.6%	126,701		16.0%	103,636		14.9%

OshKosh Retail (a)	(9,319)		(16.0)%	(5,719)		(10.0)%	(16,778)		(14.4)%	(11,121)		(10.0)%
OshKosh Wholesale	(574)		(4.5)%	(1,994)		(13.6)%	(454)		(1.4)%	(431)		(1.2)%

Total OshKosh	(9,893)		(13.9)%	(7,713)		(10.7)%	(17,232)		(11.5)%	(11,552)		(7.9)%

International (b)	6,257	(c)	16.8%	3,607		50.7%	13,724	(c)	16.3%	8,586		38.0%

Total segment operating income	52,260		11.1%	35,724		9.1%	123,193		12.0%	100,670		11.7%

Corporate expenses (d)	(17,833)	(e)	(3.8)%	(13,702)	(f)	(3.5)%	(34,966)	(e)	(3.4)%	(25,014)	(f)	(2.9)%

Total operating income	$34,427		7.3%	$22,022		5.6%	$88,227		8.6%	$75,656		8.8%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)	Includes charges of $1.1 million and $1.8 million for the three and six-month periods ended June 30, 2012, respectively, associated with the revaluation of the Company’s contingent consideration.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)
Includes $0.7 million and $1.8 million in facility closure-related costs related to the closure of a distribution facility located in Hogansville, Georgia for the three and six-month periods ended June 30, 2012, respectively. For the second quarter of fiscal 2012, the total closure-related costs consisted of severance of $0.3 million, accelerated depreciation (included in selling, general, and administrative expenses) of $0.4 million, and other closure costs of $0.1 million. For the first half of fiscal 2012, the total closure-related costs consisted of severance of $1.4 million, accelerated depreciation (included in selling, general, and administrative expenses) of $0.4 million, and other closure costs of $0.1 million.

(f)	Includes $1.2 million and $2.2 million of professional service fees associated with the Acquisition for the three and six-month period ended July 2, 2011.

In the second quarter and first half of fiscal 2012 and 2011, no customers accounted for 10% or more of our consolidated net sales.

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

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,200,702	57,320,717	58,128,989	57,185,008
Dilutive effect of unvested restricted stock	170,495	96,845	174,134	101,921
Dilutive effect of stock options	676,321	635,425	645,174	665,797
Diluted number of common and common equivalent shares outstanding	59,047,518	58,052,987	58,948,297	57,952,726

Basic net income per common share:
Net income	$20,805,000	$12,659,000	$53,080,000	$44,782,000
Income allocated to participating securities	(281,253)	(140,083)	(718,436)	(496,715)
Net income available to common shareholders	$20,523,747	$12,518,917	$52,361,564	$44,285,285

Basic net income per common share	$0.35	$0.22	$0.90	$0.77

Diluted net income per common share:
Net income	$20,805,000	$12,659,000	$53,080,000	$44,782,000
Income allocated to participating securities	(278,065)	(138,564)	(710,655)	(491,061)
Net income available to common shareholders	$20,526,935	$12,520,436	$52,369,345	$44,290,939

Diluted net income per common share	$0.35	$0.22	$0.89	$0.76

For the three and six-month periods ended June 30, 2012, anti-dilutive and performance-based restricted shares of 594,950 and 612,550, respectively, were excluded from the computations of diluted earnings per share. For the three and six-month periods ended July 2, 2011, anti-dilutive shares of 953,950 and 1,012,050, respectively, were excluded from the computations of diluted earnings per share.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 – FACILITY CLOSURE:

Consistent with the Company's strategy to strengthen our distribution capabilities, we decided to close our Hogansville, Georgia facility in 2013 and open a new, larger multi-channel distribution facility in Braselton, Georgia. On March 14, 2012, the Company announced to affected employees its plan to close the Hogansville facility. Approximately 210 employees are affected by this closure.

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded approximately $0.7 million and $1.8 million in closing-related costs during the second quarter and first half of fiscal 2012, respectively. The total amount of charges consisted of severance of $0.3 million and $1.4 million, accelerated depreciation (included in selling, general, and administrative expenses) of $0.4 million and other closure costs of $0.1 million and for the second quarter and the first half of fiscal 2012, respectively.

As of June 30, 2012, there was approximately $1.4 million of restructuring reserves included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet related to this closure. The Company expects to incur additional closure-related charges of approximately $1.3 million for one-time termination benefits ($0.7 million in fiscal 2012 and $0.6 million in fiscal 2013) and $1.2 million in accelerated depreciation ($0.7 million in fiscal 2012 and $0.5 million in fiscal 2013), and other closure costs of $1.0 million in fiscal 2013. The salvage value of this facility is estimated to be $2.0 million.

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. The accompanying unaudited condensed consolidated financial statements for the second quarter and first half of fiscal 2012 reflect our financial position as of June 30, 2012. The second quarter and first half of fiscal 2011 ended on July 2, 2011.

On June 30, 2011, we acquired Bonnie Togs, a Canadian children’s apparel retailer and one of our principal licensees. Specifically, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs (the "Acquisition") for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015. Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively. Any such payments are not recoverable by the Company in the event of any failure to meet overall targets. The Acquisition was immaterial to our consolidated statement of operations for the three and six-month periods ended July 2, 2011 as the Acquisition took place on June 30, 2011.

As of June 30, 2012, the Company had a discounted contingent consideration liability of approximately $27.3 million based upon the high probability that Bonnie Togs will attain its earnings targets and is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The fair value of the discounted contingent consideration liability was approximately $26.8 million as of March 31, 2012 and $25.6 million as of December 31, 2011. The $0.5 million increase in fair value during the second quarter of fiscal 2012 reflects accretion expense of approximately $1.1 million, partially offset by a $0.6 million in accumulated other comprehensive income reflecting a favorable foreign currency translation adjustment. The $1.7 million increase in the fair value of the liability during the first half of 2012 reflects accretion expense of $1.8 million, partially offset by a $0.1 million foreign currency translation adjustment reflected in accumulated other comprehensive income. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. The Company will continue to revalue the contingent consideration at each reporting date.

As a result of the Acquisition, the Company realigned certain of its reportable segments. Effective October 1, 2011, the Company's reportable segments include Carter’s retail, Carter’s wholesale, OshKosh retail, OshKosh wholesale, and international. Prior periods presented have been recast to conform to the current year presentation.

In connection with the Acquisition, we acquired certain definite-lived intangible assets comprised of a Bonnie Togs tradename and non-compete agreements which resulted in amortization expense of $0.1 million and $0.2 million in second quarter and first half of fiscal 2012.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company recorded approximately $0.7 million and $1.8 million in closing-related costs during the second quarter and first half of fiscal 2012, respectively. For the second quarter of fiscal 2012, the total closure-related costs consisted of severance of $0.3 million, accelerated depreciation (included in selling, general and administrative expenses) of $0.4 million, and other closure costs of $0.1 million. For the first half of 2012, the total closure-related costs consisted of severance of $1.4 million, accelerated depreciation (included in selling, general and administrative expenses) of $0.4 million and other closure costs of $0.1 million.

As of June 30, 2012, there was approximately $1.4 million of restructuring reserves included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet related to this closure. The salvage value of this facility is estimated to be $2.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	For the three-month periods ended		For the six-month periods ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales

Carter’s Wholesale	41.2%	43.8%	43.4%	48.0%
Carter’s Retail	35.8%	36.2%	33.8%	32.5%
Total Carter’s	77.0%	80.0%	77.2%	80.5%

OshKosh Retail	12.3%	14.5%	11.4%	12.9%
OshKosh Wholesale	2.7%	3.7%	3.2%	4.0%
Total OshKosh	15.1%	18.2%	14.6%	16.9%

International	7.9%	1.8%	8.2%	2.6%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	65.8%	63.1%	66.1%

Gross profit	38.8%	34.2%	36.9%	33.9%
Selling, general, and administrative expenses	33.1%	30.7%	29.9%	27.2%
Royalty income	(1.6)%	(2.1)%	(1.6)%	(2.0)%

Operating income	7.3%	5.6%	8.6%	8.8%
Interest expense, net	0.4%	0.4%	0.4%	0.4%
Foreign currency (gain) loss	—%	(0.1)%	—%	—%

Income before income taxes	7.0%	5.2%	8.2%	8.4%
Provision for income taxes	2.6%	2.0%	3.1%	3.2%

Net income	4.4%	3.2%	5.2%	5.2%

Number of retail stores at end of period:
Carter’s	385	328	385	328
OshKosh	166	177	166	177
International	73	—	73	—
Total	624	505	624	505

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

Three and six-month periods ended June 30, 2012 compared to the three and six-month periods ended July 2, 2011

CONSOLIDATED NET SALES

In the second quarter of fiscal 2012, consolidated net sales increased $77.7 million, or 19.7%, to $472.2 million. In the first half of fiscal 2012, consolidated net sales increased $160.3 million, or 18.6%, to $1.0 billion. The increases in consolidated net sales for the second quarter and first half of fiscal 2012 primarily reflect the acquisition of Bonnie Togs and growth in all segments, with the exception of OshKosh Wholesale.

	For the three-month periods ended				For the six-month periods ended
(dollars in thousands)	June 30, 2012	% of Total	July 2, 2011	% of Total	June 30, 2012	% of Total	July 2, 2011	% of Total

Net sales:
Carter’s Wholesale	$194,523	41.2%	$172,634	43.8%	$444,008	43.4%	$414,253	48.0%
Carter’s Retail	169,261	35.8%	142,921	36.2%	346,465	33.8%	280,783	32.5%
Total Carter’s	363,784	77.0%	315,555	80.0%	790,473	77.2%	695,036	80.5%

OshKosh Retail	58,301	12.3%	57,112	14.5%	116,289	11.4%	111,106	12.9%
OshKosh Wholesale	12,789	2.7%	14,700	3.7%	33,063	3.2%	34,776	4.0%
Total OshKosh	71,090	15.1%	71,812	18.2%	149,352	14.6%	145,882	16.9%
International	37,288	7.9%	7,121	1.8%	83,999	8.2%	22,570	2.6%
Total net sales	$472,162	100.0%	$394,488	100.0%	$1,023,824	100.0%	$863,488	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $21.9 million, or 12.7%, in the second quarter of fiscal 2012 to $194.5 million. This growth was driven primarily by a 7% increase in average price per unit and a 5% increase in units shipped as compared to the second quarter of fiscal 2011. The increase in average price per unit was driven by price increases on our product offerings sold within this segment. The increase in units shipped reflects increased demand for our Carter's, Child of Mine, and Just One You product offerings, partially offset by a decrease in shipments in the off-price channel.

Carter’s wholesale sales increased $29.8 million, or 7.2%, in the first half of fiscal 2012 to $444.0 million. This growth was primarily driven by a 9% increase in average price per unit, partially offset by a 2% decrease in units shipped as compared to the first half of fiscal 2011. The increase in average price per unit was driven by price increases on our product offerings sold within this segment and lower levels of off-price channel sales. The decrease in units shipped was primarily due to the decrease in shipments in the off-price channel, partially offset by continued strong demand for our Child of Mine product offerings.

CARTER’S RETAIL SALES

Carter’s retail store sales increased $26.3 million, or 18.4%, in the second quarter of fiscal 2012 to $169.3 million. The increase was driven by incremental sales of $16.9 million generated by new store openings and $9.5 million generated by eCommerce sales and a comparable store sales increase of $1.3 million, or 1.0%, partially offset by the impact of store closings of $1.5 million. On a comparable store basis, average transaction value increased 7.0% and number of transactions decreased 5.6%. The average transaction value increased as a result of higher average unit retail (AUR) prices reflecting strong product performance and successful pricing and promotional strategies. The number of transactions decreased primarily due to less traffic partially attributable to the shift in the timing of the Easter Holiday.

Carter’s retail store sales increased $65.7 million, or 23.4%, in the first half of fiscal 2012 to $346.5 million. The increase was driven by incremental sales of $34.8 million generated by new store openings and $23.6 million generated by eCommerce sales and a comparable store sales increase of $9.7 million, or 3.8%, partially offset by the impact of store closings of $2.5 million. On a comparable store basis, the average transaction value increased 5.7% due to higher AURs, and the number of transactions decreased 1.8%.

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

During the second quarter of fiscal 2012, the Company opened 16 Carter’s retail stores and closed three stores. During the first half of fiscal 2012, the Company opened 32 Carter's stores and closed six stores. There were a total of 385 Carter’s retail stores as of June 30, 2012. In total, the Company plans to open approximately 63 and close seven Carter’s retail stores during fiscal 2012.

OSHKOSH RETAIL SALES

OshKosh retail store sales increased $1.2 million, or 2.1%, in the second quarter of fiscal 2012 to $58.3 million. The increase reflects incremental sales of $2.5 million generated by eCommerce sales, a comparable store sales increase of $0.5 million, or 1.0%, and incremental sales of $0.5 million generated by new store openings, partially offset by the impact of store closings of $2.4 million. On a comparable store basis, the average transaction value increased 8.4% and transactions decreased 6.8%. The average transaction value increased due to higher AURs reflecting strong product performance and successful pricing and promotional strategies. The number of transactions decreased primarily due to less traffic partially attributable to the shift in the timing of the Easter Holiday.

OshKosh retail store sales increased $5.2 million, or 4.7%, in the first half of fiscal 2012 to $116.3 million. The increase reflects incremental sales of $6.0 million generated by eCommerce sales, a comparable store sales increase of $2.8 million, or 2.8%, and incremental sales of $1.0 million generated by new store openings, partially offset by the impact of store closings of $4.7 million. On a comparable store basis, the average transaction value increased 6.9% as a result of higher AURs, and the number of transactions decreased 3.8%.

During the second quarter and first half of fiscal 2012, the Company opened one OshKosh retail store. In the second quarter and first half of 2012, the Company closed three and five OshKosh retail stores, respectively. There were a total of 166 OshKosh retail stores as of June 30, 2012. In total, the Company plans to open approximately seven and close 13 OshKosh retail stores during fiscal 2012.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $1.9 million, or 13.0%, in the second quarter of fiscal 2012 to $12.8 million. This decrease reflects a 24% decrease in units shipped, partially offset by a 14% increase in average price per unit, as compared to the second quarter of fiscal 2011.

OshKosh wholesale sales decreased $1.7 million, or 4.9%, in the first half of fiscal 2012 to $33.1 million. This decrease reflects a 19% decrease in units shipped, partially offset by a 17% increase in average price per unit, as compared to the first half of fiscal 2011.

The decrease in units shipped during the second quarter and first half of fiscal 2012 reflects a decrease in shipments in the off-price channel. The increases in average price per unit primarily reflect price increases on our product offerings sold within this segment as compared to the second quarter and first half of fiscal 2011.

INTERNATIONAL SALES

International sales increased $30.2 million in the second quarter of fiscal 2012, to $37.3 million. The increase principally reflects a full quarter of sales from our Canadian operations in fiscal 2012, which includes retail and wholesale sales.

International sales increased $61.4 million in the first half of fiscal 2012, to $84.0 million. The increase principally reflects a half year of sales from our Canadian operations in fiscal 2012, and higher wholesale sales from other countries.

During the second quarter of fiscal 2012, the Company opened four retail stores in Canada. During the first half of fiscal

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

2012, the Company opened eight retail stores in Canada. There were a total of 73 retail stores in Canada as of June 30, 2012. In fiscal 2012, the Company plans to open a total of 18 retail stores in Canada and anticipates no store closures.

GROSS PROFIT

Our gross profit increased $48.2 million, or 35.7%, to $183.2 million in the second quarter of fiscal 2012. Gross margin increased 460 basis points from 34.2% in the second quarter of fiscal 2011 to 38.8% in the second quarter of fiscal 2012.

Our gross profit increased $84.9 million, or 28.9%, to $378.0 million in the first half of fiscal 2012. Gross margin increased 300 basis points from 33.9% in the first half of fiscal 2011 to 36.9% in the first half of fiscal 2012.

The improvement in gross profit as a percentage of net sales reflects price increases and volume growth primarily in our direct to consumer channels, partially offset by higher product costs of approximately $8 million and $45 million in the second quarter and first half of fiscal 2012, respectively. The product cost increases are primarily related to increases in cotton prices and labor rates.

The Company includes distribution costs in its selling, general, and administrative expenses. Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second quarter of fiscal 2012 increased $35.0 million, or 28.9%, to $156.3 million. As a percentage of net sales, selling, general, and administrative expenses increased 240 basis points from 30.7% to 33.1% in the second quarter of fiscal 2012.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$10.9 million in Bonnie Togs selling, general and administrative expenses;

•	$4.1 million in incremental operating expenses associated with the growth of the eCommerce business;

•	$2.4 million in higher provisions for performance-based compensation;

•	$1.1 million of accretion expense associated with the revaluation of the Bonnie Togs contingent consideration; and

•	$0.7 million in closure costs, primarily severance-related costs and accelerated depreciation, associated with the closure of our distribution facility in Hogansville.

    Partially offsetting these increases were:

•	$1.2 million in professional service fees recorded in the second quarter of fiscal 2011 in connection with our Bonnie Togs acquisition.

Selling, general, and administrative expenses in the first half of fiscal 2012 increased $70.9 million, or 30.2%, to $306.0 million. As a percentage of net sales, selling, general, and administrative expenses increased 270 basis points from 27.2% to 29.9% in the first half of fiscal 2012.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$21.5 million in Bonnie Togs selling, general and administrative expenses;

•	$8.9 million in incremental operating expenses associated with the growth of the eCommerce business;

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

•	$6.9 million in higher provisions for performance-based compensation;

•	$1.8 million in closure costs, primarily severance-related costs and accelerated depreciation, associated with the closure of our distribution facility in Hogansville, Georgia; and

•	$1.8 million of accretion expense associated with the revaluation of the Bonnie Togs contingent consideration.

    Partially offsetting these increases were:

•	$2.2 million in professional service fees recorded in the first half of fiscal 2011 in connection with our Bonnie Togs acquisition.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, and Genuine Kids from OshKosh brand names. Royalty income from these brands in the second quarter of fiscal 2012 was approximately $7.5 million (including $1.5 million of international royalty income), a decrease of $0.8 million, or 9.6%, as compared to the second quarter of fiscal 2011.

Royalty income from these brands in the first half of fiscal 2012 was approximately $16.2 million (including $3.2 million of international royalty income), a decrease of $1.4 million, or 7.7%, as compared to the first half of fiscal 2011. These decreases were primarily related to the absence of international royalty income in the second quarter and first half of fiscal 2012 from our former licensee, Bonnie Togs which was acquired in June 2011.

OPERATING INCOME

Operating income increased $12.4 million, or 56.3%, to $34.4 million in the second quarter of fiscal 2012. Operating income increased $12.6 million, or 16.6%, to $88.2 million in the first half of fiscal 2012 due to the factors described above.

INTEREST EXPENSE, NET

Interest expense in the second quarter of fiscal 2012 was flat, at $1.7 million, compared to the second quarter of fiscal 2011. Weighted-average borrowings for the second quarter of fiscal 2012 were $232.7 million at an effective interest rate of 3.20%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the second quarter of fiscal 2011 of $236.0 million at an effective interest rate of 3.17%, including amortization of debt issuance costs.

Interest expense in the first half of fiscal 2012 increased $0.1 million, or 2.5%, to $3.7 million, compared to the first half of fiscal 2011. Weighted-average borrowings for the first half of fiscal 2012 were $234.8 million at an effective interest rate of 3.21%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the first half of fiscal 2011 of $236.0 million at an effective interest rate of 3.20%, including amortization of debt issuance costs.

FOREIGN CURRENCY (GAIN) LOSS

During the second quarter and first half of fiscal 2012, the Company recorded a $0.2 million gain and $0.1 million loss, respectively, related to the mark-to-market adjustment on foreign currency exchange contracts and Bonnie Togs' foreign currency denominated payables.

As part of the Acquisition, the Company entered into a forward foreign currency exchange contract to reduce its risk from exchange fluctuations on the purchase price of Bonnie Togs. The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings in the second quarter and first half of fiscal 2011.

INCOME TAXES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

Our effective tax rate was 36.8% for the second quarter of fiscal 2012 as compared to 38.2% for the second quarter of fiscal 2011. Our effective tax rate was 37.1% for the first half of fiscal 2012 as compared to 38.0% for the first half of fiscal 2011. The decreases in our effective rates for both periods are primarily attributable to our Canadian operations which carry a lower overall effective tax rate.

NET INCOME

As a result of the factors described above, our net income for the second quarter of fiscal 2012 increased $8.1 million, or 64.3%, to $20.8 million as compared to $12.7 million in the second quarter of fiscal 2011. Our net income for the first half of fiscal 2012 increased $8.3 million, or 18.5%, to $53.1 million as compared to $44.8 million in the first half of fiscal 2011.

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

Net accounts receivable at June 30, 2012 were $131.9 million compared to $124.7 million at July 2, 2011 and $157.8 million at December 31, 2011. The increase of $7.2 million, or 5.8%, as compared to July 2, 2011 primarily reflects an increase in wholesale sales in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Due to the seasonal nature of our operations, the net accounts receivable balance at June 30, 2012 is not comparable to the net accounts receivable balance at December 31, 2011.

Net inventories at June 30, 2012 were $377.9 million compared to $458.1 million at July 2, 2011 and $347.2 million at December 31, 2011. The decrease of $80.3 million, or 17.5%, as compared to July 2, 2011 is primarily due to timing of purchases resulting from improved inventory management practices and lower product costs. Due to the seasonal nature of our operations, net inventories at June 30, 2012 are not comparable to net inventories at December 31, 2011.

Product costs can vary depending on the underlying cost of raw materials, such as cotton and polyester, and the level of labor and transportation costs.  A substantial portion of the Company’s products utilize cotton based fabrics, the cost of which reached historically high levels in fiscal 2011.  Additionally, labor costs have increased across Asia, particularly in China, where the Company currently sources approximately 50% of its products.  Furthermore, transportation costs to bring product to the United States have risen due to higher fuel costs and limited capacity in the marketplace.  The Company purchases finished goods largely from foreign suppliers and pays its suppliers in U.S. currency.  Consequently, the Company’s product costs have been adversely affected by the devaluation of the U.S. dollar relative to certain foreign currencies. These inflationary and currency risk factors have resulted in higher costs of goods sold and inventory values, and have adversely affected our profitability and cash flows from operations.

Net cash provided by operating activities for the first half of fiscal 2012 was $89.9 million compared to net cash used in operating activities of $86.3 million in the first half of fiscal 2011. The increase in operating cash flow primarily reflects favorable changes in net working capital and increased earnings.

We invested $37.7 million in capital expenditures during the first half of fiscal 2012 compared to $16.1 million during the first half of fiscal 2011. We plan to invest approximately $90 - $100 million in capital expenditures in fiscal 2012, primarily for U.S. and international retail store openings and remodelings and in expanding our distribution capacity with the addition of the Braselton, Georgia facility.

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

The Company did not repurchase any shares of its common stock during the three and six-month periods ended June 30,

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

2012 and July 2, 2011 pursuant to any repurchase authorization other than the shares of common stock from the Company’s employees to satisfy tax withholding obligations upon vesting of restricted stock to such employees. Since inception of the repurchase program and through fiscal 2011, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share. We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

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

The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2014, 3.75:1.00 and (y) if such period ends after December 31, 2014, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.75:1.00. As of June 30, 2012, the Company believes it was in compliance with its financial debt covenants.

During the second quarter of fiscal 2012, the Company made total net payments on its revolving credit facility of $50.0 million. At June 30, 2012, we had approximately $186.0 million in revolver borrowings, exclusive of $13.3 million of outstanding letters of credit. Weighted-average borrowings for the first half of fiscal 2012 were $234.8 million at an effective interest rate of 3.21%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the first half of fiscal 2011 of $236.0 million at an effective interest rate of 3.20%, including amortization of debt issuance costs.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of June 30, 2012, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.9 million and could have an adverse effect on our net income (loss) and cash flow.

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

As of June 30, 2012, the Company had a discounted contingent consideration liability of approximately $27.3 million based upon the high probability that Bonnie Togs will attain its earnings targets and is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The Company will continue to revalue the contingent consideration at each reporting date.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company expects to incur closure-related charges of approximately $1.3 million for one-time termination benefits ($0.7 million in fiscal 2012 and $0.6 million in fiscal 2013) and $1.2 million in accelerated depreciation ($0.7 million in fiscal 2012 and $0.5 million in fiscal 2013), and other closure costs of $1.0 million in fiscal 2013. The salvage value of this facility is estimated to be $2.0 million.

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard. We may, however, refinance all or a portion of the principal amount, if any, outstanding under our revolving credit facility on or before October 15, 2015.

EFFECTS OF INFLATION AND DEFLATION

The Company is subject to both inflationary and deflationary risks. With respect to inflation, the Company has been experiencing higher product costs. Although we expect product costs to decline in the second half of this year as compared to the second half of last year, we expect product costs to remain at elevated levels. The Company's product costs have also been adversely affected by the devaluation of the U.S. dollar relative to certain foreign currencies. Although we raised our selling prices on many of our products, we have been unable to fully absorb these cost increases and our profitability has been adversely impacted. In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. In this environment there is a risk that customers will not accept our prices.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $1.3 million and $1.9 million in the second quarter and first half of fiscal 2012, respectively, and $1.8 million and $2.0 million in the second quarter and first half of fiscal 2011, respectively, as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory: We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional write-downs may be required.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

Goodwill and tradename:  As of June 30, 2012, we had approximately $188.6 million in Carter’s and Bonnie Togs goodwill and $306.0 million of aggregate value related to the Carter’s, OshKosh, and Bonnie Togs tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001. The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at its acquisition date, July 14, 2005, using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives. The Bonnie Togs tradename was also estimated using an identical discounted cash flow analysis at the time of acquisition on June 30, 2011. The Bonnie Togs tradename was determined to have a definite life and is being amortized over two years.

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

Accrued expenses: Accrued expenses for workers’ compensation, incentive compensation, health insurance, 401(k), and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

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

Foreign currency: The functional currency of the Company’s foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

We contract for production with third parties primarily in Asia. While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years. In order to manage this risk, we source products from approximately 100 vendors in over 15 countries, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.

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

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of June 30, 2012, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.9 million and could have an adverse effect on our net income (loss) and cash flow.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

As previously reported, a shareholder class action lawsuit asserting claims under the 1934 Securities Exchange Act was filed on September 19, 2008 in the United States District Court for the Northern District of Georgia (the “Plymouth Action”). A separate shareholder class action lawsuit asserting additional claims under the 1934 Securities Exchange Act was filed on November 17, 2009 in the United States District Court for the Northern District of Georgia (the “Mylroie Action”). The Court consolidated the Plymouth Action and the Mylroie Action on November 24, 2009 (the “Consolidated Action”). On December 21, 2011, the Company reached an agreement to settle the Consolidated Action for an amount which has been paid by the Company's insurance providers. The settlement agreement included no admission of liability or wrongdoing by the Company or by any other defendants and provided for a full and complete release of all related claims that were or could have been brought against the Company, its subsidiaries, and any and all current and former directors, officers, and employees of the Company and its subsidiaries. On June 1, 2012, the Court granted final approval of the settlement and entered a final judgment dismissing all claims against the Company with prejudice. The Company is subject to various other claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently party to any other legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

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

In the second quarter and first half of fiscal 2012, we derived approximately 32% and 34%, respectively, of our consolidated net sales from our top seven customers. No one customer represented 10% or more of our consolidated sales in the second quarter and first half of 2012. We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a compelling value proposition for our consumers in the Company’s distribution channels.  There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumers’ tastes and preferences or fashion trends.  If consumers’ tastes and preferences are not aligned with our product offerings, promotional pricing may be required to move seasonal merchandise. Increased use of promotional pricing would have a material adverse effect on our gross margin and results of operations.

The value of our brand, and our sales, could be diminished if we are associated with negative publicity.

Although our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, licensees, or their labor practices.  A violation of our vendor policies, licensee agreements, labor laws, or other laws by these vendors, independent manufacturers, or licensees could interrupt or otherwise disrupt our supply chain or damage our brand image.  As a result, negative publicity regarding our Company, brands or products, including licensed products, could adversely affect our reputation and sales. Further, while the Company takes significant steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company’s brand image will not be negatively impacted through its association with products outside of the Company’s core apparel products.

We may incur substantial costs as a result of litigation, investigations or other proceedings, including those related to our previously filed restatements.

We are currently involved in litigation matters and investigations and may be involved in additional litigation matters in the future. As previously reported, beginning in the fourth quarter of fiscal 2009, the SEC and the United States Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of the federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC's investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related enforcement proceedings. The Company has incurred, and expects to continue to incur, substantial expenses for legal services due to the SEC and United States Attorney's Office investigations and resulting litigation. These matters have diverted in the past, and may continue to divert in the future, management's time and attention away from operations and cause the Company to continue to incur substantial costs. The Company also expects to bear additional costs pursuant to its advancement and potential indemnification obligations to directors and officers under our organizational documents and Delaware law in connection with proceedings related to these matters. Our insurance may not provide coverage to offset such costs.

At this point, the Company is unable to predict the duration, costs, scope or result of these matters.

The Company’s databases containing personal information of our retail and eCommerce customers could be breached, which could subject us to adverse publicity, litigation, and expenses.  In addition, if we are unable to comply with security standards created by the banks and payment card industry, our operations could be adversely affected.

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

The Company's product costs, driven by inflation in significant component costs such as cotton, labor, fuel, and transportation, have increased and may remain at elevated levels. Our product costs have also been adversely affected by the devaluation of the U.S. dollar relative to certain foreign currencies. In recent periods, these inflationary and currency risk factors have resulted in higher costs of goods sold and inventory values. Although we expect product costs to decline in the second half of this year as compared to the second half of last year, we expect product costs will remain at elevated levels. In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. In this environment, if we are unable to absorb cost increases and currency fluctuations through selling price increases or otherwise, our profitability could be adversely affected.

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

We source substantially all of our products through a network of vendors.  We have limited control over these vendors and we may experience delays, product recalls or loss of revenues if our products do not meet our quality standards or regulatory requirements.

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

One sourcing agent currently manages approximately 80% of our inventory purchases. Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results.

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

The Company’s retail stores are located in leased retail locations across the United States and Canada. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may be limited. Further, if existing outlet and brand stores do not maintain a sufficient customer base that provides a reasonable sales volume or the Company is unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on the Company’s sales, gross margin, and results of operations.

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

As of June 30, 2012, the Company had goodwill of $136.6 million for Carter's and $52.1 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, $85.5 million for the OshKosh brand, and $0.3 million for the Bonnie Togs brand on its unaudited condensed consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS:

Share Repurchases

The following table provides information about shares acquired from employees during the second quarter of fiscal 2012 to satisfy the required withholding of taxes in connection with the vesting of restricted stock:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2012 through April 28, 2012	—	—	—

April 29, 2012 through May 26, 2012	3,279	$50.78	—	Not applicable

May 27, 2012 through June 30, 2012	—	—	—

Total	3,279	$50.78	—	Not applicable

(1)	All of the shares were surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

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

CARTER’S, INC.

Date : July 25, 2012	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : July 25, 2012	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)