Form 10-Q
period 2012-09-29
CARTERS INC
filed 2012-11-02
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at November 1, 2012
Common stock, par value $0.01 per share	59,033,166

CARTER’S, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	September 29, 2012	December 31, 2011	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$254,321	$233,494	$81,634
Accounts receivable, net	200,156	157,754	214,558
Finished goods inventories, net	375,102	347,215	385,960
Prepaid expenses and other current assets	16,913	18,519	16,412
Deferred income taxes	29,984	25,165	24,384

Total current assets	876,476	782,147	722,948
Property, plant, and equipment, net	153,330	122,346	111,830
Tradenames	305,962	306,176	306,234
Goodwill	190,470	188,679	186,536
Deferred debt issuance costs, net	3,074	2,624	2,801
Other intangible assets, net	210	258	268
Other assets	3,268	479	499

Total assets	$1,532,790	$1,402,709	$1,331,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$—
Accounts payable	115,005	102,804	83,491
Other current liabilities	89,158	49,949	42,426

Total current liabilities	204,163	152,753	125,917
Long-term debt	186,000	236,000	236,000
Deferred income taxes	113,280	114,421	115,982
Other long-term liabilities	95,905	93,826	81,600

Total liabilities	599,348	597,000	559,499

Commitments and contingencies
Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 29, 2012, December 31, 2011, and October 1, 2011	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 59,035,891, 58,595,421, and 58,529,586 shares issued and outstanding at September 29, 2012, December 31, 2011, and October 1, 2011, respectively	590	586	585
Additional paid-in capital	244,861	231,738	228,061
Accumulated other comprehensive loss	(9,134)	(11,282)	(6,911)
Retained earnings	697,125	584,667	549,882

Total stockholders’ equity	933,442	805,709	771,617

Total liabilities and stockholders’ equity	$1,532,790	$1,402,709	$1,331,116

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$668,657	$639,617	$1,692,481	$1,503,105
Cost of goods sold	398,580	447,504	1,044,422	1,017,864

Gross profit	270,077	192,113	648,059	485,241
Selling, general, and administrative expenses	185,167	145,842	491,162	380,912
Royalty income	(10,482)	(10,494)	(26,722)	(28,092)

Operating income	95,392	56,765	183,619	132,421
Interest expense, net	1,716	1,699	5,411	5,305
Foreign currency gain	(249)	(88)	(150)	(319)

Income before income taxes	93,925	55,154	178,358	127,435
Provision for income taxes	34,547	20,705	65,900	48,204

Net income	$59,378	$34,449	$112,458	$79,231

Basic net income per common share (Note 13)	$1.01	$0.59	$1.91	$1.37
Diluted net income per common share (Note 13)	$0.99	$0.58	$1.88	$1.35

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$59,378	$34,449	$112,458	$79,231
Other comprehensive income (loss):
Cumulative foreign currency translation adjustments	2,293	(4,922)	2,148	(5,021)
Comprehensive income	$61,671	$29,527	$114,606	$74,210

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except for share data)
(unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at December 31, 2011	$586	$231,738	$(11,282)	$584,667	$805,709
Exercise of stock options (166,600 shares)	2	3,648	—	—	3,650
Issuance of common stock (21,708)	—	1,080	—	—	1,080
Withholdings from vesting of restricted stock (60,542 shares)	(1)	(2,793)	—	—	(2,794)
Income tax benefit from stock-based compensation	—	2,387	—	—	2,387
Restricted stock activity	3	(3)	—	—	—
Stock-based compensation expense	—	8,804	—	—	8,804
Net income	—	—	—	112,458	112,458
Cumulative foreign currency translation adjustments	—	—	2,148	—	2,148
Balance at September 29, 2012	$590	$244,861	$(9,134)	$697,125	$933,442

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the nine-month periods ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$112,458	$79,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,338	23,522
Amortization of Bonnie Togs inventory step-up	—	5,944
Non-cash revaluation of contingent consideration	2,883	1,020
Amortization of Bonnie Togs tradename and non-compete agreements	281	96
Amortization of debt issuance costs	681	531
Non-cash stock-based compensation expense	9,718	7,161
Income tax benefit from stock-based compensation	(2,387)	(6,292)
Loss on disposal of property, plant, and equipment	747	149
Deferred income taxes	(5,612)	8,021
Effect of changes in operating assets and liabilities:
Accounts receivable	(42,209)	(90,263)
Inventories	(26,963)	(59,355)
Prepaid expenses and other assets	(332)	1,019
Accounts payable and other liabilities	53,612	(56,572)

Net cash provided by (used in) operating activities	129,215	(85,788)

Cash flows from investing activities:
Capital expenditures	(59,816)	(29,157)
Acquisition of Bonnie Togs	—	(61,199)
Proceeds from sale of property, plant, and equipment	6	10

Net cash used in investing activities	(59,810)	(90,346)

Cash flows from financing activities:
Borrowings under revolving credit facility	2,500	—
Payments on revolving credit facility	(52,500)	—
Payment of debt issuance costs	(1,916)	—
Income tax benefit from stock-based compensation	2,387	6,292
Withholdings from vesting of restricted stock	(2,794)	(1,635)
Proceeds from exercise of stock options	3,650	5,428

Net cash (used in) provided by financing activities	(48,673)	10,085

Effect of exchange rate changes on cash	95	301
Net increase (decrease) in cash and cash equivalents	20,827	(165,748)
Cash and cash equivalents, beginning of period	233,494	247,382

Cash and cash equivalents, end of period	$254,321	$81,634

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – THE COMPANY:

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. Our products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for our 398 Carter’s, 167 OshKosh, and 79 Canadian retail stores that market our brand name merchandise and other licensed products manufactured by other companies.

On June 30, 2011, we purchased Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace. Prior to the Acquisition, Bonnie Togs was a significant international licensee of the Company.

As a result of the acquisition of Bonnie Togs, the Company reevaluated and realigned certain of its reportable segments, please see Note 12, “Segment Information.”

Our unaudited condensed consolidated balance sheets as of September 29, 2012 and October 1, 2011 and our audited consolidated balance sheet as of December 31, 2011 include Bonnie Togs. The unaudited condensed consolidated statements of operations for the three and nine-month periods ended October 1, 2011 include Bonnie Togs, effective the date of the Acquisition.

NOTE 2 – BASIS OF PREPARATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our financial position as of September 29, 2012, the results of our operations for the three and nine-month periods ended September 29, 2012 and October 1, 2011, comprehensive income for the three and nine-month periods ended September 29, 2012 and October 1, 2011, changes in stockholders’ equity for the nine-month period ended September 29, 2012, and cash flows for the nine-month periods ended September 29, 2012 and October 1, 2011. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine-month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. Our accompanying condensed consolidated balance sheet as of December 31, 2011 is derived from our audited consolidated financial statements included in our most recently filed Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q. The accounting policies we follow are set forth in our most recently filed Annual Report on Form 10-K, in the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2011.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2012 reflects our financial position as of September 29, 2012. The third quarter and first nine months of fiscal 2011 ended on October 1, 2011.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 – ACQUISITION OF BONNIE TOGS:

On June 30, 2011, The Company purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015. Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively. Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.

The Company had a discounted contingent consideration liability of approximately $29.4 million as of September 29, 2012, approximately $25.6 million as of December 31, 2011, and approximately $23.4 million as of October 1, 2011, based upon the high probability that Bonnie Togs will attain its earnings targets. As of September 29, 2012, approximately $14.4 million of the contingent consideration liability is included in other current liabilities and the remainder is included in other long-term liabilities, on the accompanying unaudited condensed consolidated balance sheet. The $2.1 million increase in fair value during the third quarter of fiscal 2012 reflects accretion expense of approximately $1.1 million and a $1.0 million unfavorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The $3.8 million increase in the fair value of the liability during the first nine months of fiscal 2012 reflects accretion expense of approximately $2.9 million and a $0.9 million unfavorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis and will continue to revalue the contingent consideration at each reporting date.
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

Nine-month period ended
(dollars in thousands, except share data)	October 1, 2011

Pro forma net sales	$1,549,334
Pro forma net income	$86,155
Pro forma basic earnings per share	$1.48
Pro forma diluted earnings per share	$1.47

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The components of accumulated other comprehensive income (loss) consisted of the following:

(dollars in thousands)	September 29, 2012	December 31, 2011	October 1, 2011

Cumulative foreign currency translation adjustments	$(976)	$(3,124)	$(5,021)
Pension/post-retirement liability adjustment	(8,158)	(8,158)	(1,890)
Total accumulated other comprehensive loss	$(9,134)	$(11,282)	$(6,911)

NOTE 5 – LONG-TERM DEBT:

Long-term debt consisted of the following:

(dollars in thousands)	September 29, 2012	December 31, 2011	October 1, 2011
Revolving credit facility	$186,000	$236,000	$236,000
Current maturities	—	—	—
Total long-term debt	$186,000	$236,000	$236,000

Revolving Credit Facility
On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. This revolving credit facility was immediately drawn upon to pay off the Company’s former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million). In connection with the repayment of the Company’s former term loan, in the fourth quarter of fiscal 2010 the Company wrote off approximately $1.2 million in unamortized debt issuance costs. In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility.

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

On August 31, 2012, the Company and lenders amended and restated the revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, the Company recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, will be amortized over the new remaining term of the facility (five years). The term of the revolving credit facility expires August 31, 2017.

During the first nine months of fiscal 2012, the Company repaid borrowings under its revolving credit facility of $50.0 million. At September 29, 2012, we had approximately $186.0 million in revolver borrowings (fair value approximates book value), exclusive of $11.4 million of outstanding letters of credit, at an effective interest rate of 1.97%.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 – LONG-TERM DEBT: (Continued)

Pricing Options
The revolving credit facility provides for two pricing options for U.S. dollar facility revolving loans: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 0.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 0.50% to 1.25% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.

The revolving credit facility also provides for two pricing options for multicurrency facility revolving loans denominated in U.S. dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its reference rate for loans in U.S. dollars to its Canadian borrowers, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 0.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 0.50% to 1.25% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.

In addition, the revolving credit facility provides for two pricing options for multicurrency facility revolving loans denominated in Canadian dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its prime rate for loans in Canadian Dollars to Canadian Borrowers and (y) the rate of interest in effect for such day for Canadian dollar bankers’ acceptances having a term of one month that appears on the Reuters Screen CDOR Page plus ½ of 1%, plus, in each case, an applicable margin initially equal to 0.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 0.50% to 1.25%, and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.

The multicurrency revolving facility also provides for borrowings in currencies other than U.S. Dollars or Canadian dollars, subject to certain limitations.  For such multicurrency revolving loans, interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.

Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.75%.

Covenants
The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2016, 3.75:1.00 and (y) if such period ends after December 31, 2016, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.50:1.00. As of September 29, 2012, the Company believes it was in compliance with its financial debt covenants.

Provisions in our senior credit facility currently restrict the ability of our operating subsidiary, The William Carter Company ("TWCC"), from paying cash dividends to our parent company, Carter’s, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which materially restricts Carter’s, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.

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

Goodwill as of September 29, 2012, represents the excess of the cost of the acquisition of Carter’s, Inc., which was consummated on August 15, 2001, and the acquisition of Bonnie Togs, which was consummated on June 30, 2011, over the fair value of the net assets acquired. Our goodwill is not deductible for tax purposes. The OshKosh tradename was recorded in connection with the acquisition of OshKosh on July 14, 2005 and adjusted in fiscal 2007 to reflect the impairment of the value. Our Carter’s and Bonnie Togs goodwill and Carter’s and OshKosh tradenames are deemed to have indefinite lives and are not being amortized. The Bonnie Togs tradename and non-compete agreements for certain executives have definite lives and are being amortized over two and four years, respectively.

The Company’s intangible assets were as follows:

		September 29, 2012			December 31, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	$53,900	$—	$53,900	$52,109	$—	$52,109
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$612	$383	$229	$592	$150	$442
Non-compete agreements	4 years	$305	$95	$210	$295	$37	$258

		October 1, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	$49,966	$—	$49,966
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$576	$75	$501
Non-compete agreements	4 years	$287	$19	$268

(1)	$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.

(2)	Relates to the international segment.

The following is a reconciliation of Bonnie Togs' intangible assets:

(dollars in thousands)	Bonnie Togs Goodwill	Bonnie Togs Tradename	Non-compete agreements

Gross Balance at December 31, 2011	$52,109	$592	$295
Foreign currency exchange adjustments	1,791	20	10
Gross Balance at September 29, 2012	$53,900	$612	$305

Amortization expense for intangible assets subject to amortization was approximately $0.1 million and $0.3 million for the three and nine-month periods ended September 29, 2012, respectively. Amortization expense for intangible assets subject to amortization was approximately $0.1 million for both the three and nine-month periods ended October 1, 2011.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  The Company’s subsidiaries also file income tax returns in Canada and Hong Kong, as well as various Canadian provinces. The Internal Revenue Service completed its income tax audit for fiscal 2009 during fiscal 2011. The federal statute of limitations for fiscal 2008 closed during the third quarter of fiscal 2012. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2007.

During the third quarter of fiscal 2012 and 2011, we reversed approximately $0.8 million and $0.3 million, respectively, of reserves for which the statute of limitations expired during the respective quarter.

As of September 29, 2012, the Company had gross unrecognized tax benefits of approximately $10.1 million, $6.9 million of which, if ultimately recognized, will impact the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not impact the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.7 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may impact our annual effective tax rate for fiscal 2012 or 2013 and the effective tax rate in the quarter in which the benefits are recognized.

We recognize interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the third quarter of fiscal 2012, interest expense recorded on uncertain tax positions was not material. During the third quarter of fiscal 2011, the Company recognized a reduction of interest expense on uncertain tax positions of approximately $0.1 million. During the nine-month periods ended September 29, 2012 and October 1, 2011, the Company recognized interest expense on uncertain tax positions of approximately $0.2 million and $0.1 million, respectively. The Company had approximately $0.7 million, $0.5 million, and $0.7 million of interest accrued on uncertain tax positions as of September 29, 2012, December 31, 2011, and October 1, 2011, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS:

The Company accounts for its fair value measurements in accordance with accounting guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities
Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3	- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	September 29, 2012			December 31, 2011			October 1, 2011
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$50.3	$—	$—	$50.2	$—	$—	$25.2	$—	$—
Foreign exchange forward contracts	$—	$—	$—	$0.6	$—	$—	$1.1	$—	$—

Liabilities
Foreign exchange forward contracts	$0.1	$—	$—	$—	$—	$—	$—	$—	$—
Contingent consideration	$—	$—	$29.4	$—	$—	$25.6	$—	$—	$23.4

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS: (Continued)

The following summarizes the significant unobservable inputs for our Level 3 fair value measurements at September 29, 2012:

(dollars in millions)	Fair Value	Valuation technique	Unobservable inputs	Amount

Contingent consideration	$29.4	Discounted cash flow	Estimated contingent consideration payment	$35
			Discount rate	17%
			Probability assumption	100%

At September 29, 2012, December 31, 2011, and October 1, 2011, we had approximately $50.3 million, $50.2 million, and $25.2 million of cash invested in money market deposit accounts.

As of September 29, 2012, December 31, 2011, and October 1, 2011, the fair value of the Company’s outstanding borrowings under the revolving credit facility approximated book value and would have been disclosed as a Level 1 liability in the fair value hierarchy had it been measured at fair value.

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

As of September 29, 2012, the Company had contracts for the purchase of $8.0 million of U.S. dollars at fixed rates. The fair value of these forward contracts was a liability of $0.1 million. The Company accounts for these foreign exchange contracts as undesignated positions in accordance with accounting standards on derivatives and hedging. As such, these positions are marked to fair value through earnings at each reporting date.

During the third quarter of fiscal 2012, the Company also recorded a $0.4 million loss on the mark-to-market of foreign currency exchange contracts and a $0.6 million gain on the remeasurement of foreign denominated payables. During the first nine months of fiscal 2012, the Company recorded an $0.8 million loss on the mark-to-market of foreign currency exchange contracts and a $1.0 million gain on the remeasurement of foreign denominated payables.

The fair value of the discounted contingent consideration liability was approximately $29.4 million as of September 29, 2012, $25.6 million as of December 31, 2011, and $23.4 million as of October 1, 2011. The $2.1 million increase in fair value during the third quarter of fiscal 2012, reflects accretion expense of approximately $1.1 million and a $1.0 million unfavorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The $3.8 million increase in fair value during the first nine months of fiscal 2012, reflects accretion expense of approximately $2.9 million and a $0.9 million unfavorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis. Changes in the estimated earnout payment, discount rate, or probability assumptions used could materially impact the fair value of the contingent consideration.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 – FAIR VALUE MEASUREMENTS: (Continued)

The fair value of our derivative instruments in our accompanying unaudited condensed consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives

(dollars in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value

September 29, 2012	Prepaid expenses and other current assets	$—	Other current liabilities	$0.1
December 31, 2011	Prepaid expenses and other current assets	$0.6	Other current liabilities	$—
October 1, 2011	Prepaid expenses and other current assets	$1.1	Other current liabilities	$—

The effect of undesignated derivative instruments on our accompanying unaudited condensed consolidated statements of operations was as follows:

	For the three-month periods ended		For the nine-month periods ended

(dollars in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Foreign exchange forward contracts gains (losses)	$(356)	$1,549	$(860)	$1,780

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

The components of post-retirement benefit expense charged to operations are as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Service cost – benefits attributed to service during the period	$17	$18	$51	$54
Interest cost on accumulated post-retirement benefit obligation	53	106	159	318
Amortization net actuarial gain	(18)	(5)	(54)	(15)
Total net periodic post-retirement benefit cost	$52	$119	$156	$357

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 – EMPLOYEE BENEFIT PLANS: (Continued)

We have an obligation under a defined benefit plan covering certain former officers and their spouses. The component of pension expense charged to operations is as follows:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Interest cost on accumulated pension benefit obligation	$20	$7	$60	$23

Under a defined benefit pension plan frozen as of December 31, 2005, certain current and former employees of OshKosh are eligible to receive benefits. The net periodic pension (benefit) expense associated with this pension plan and included in the statement of operations was comprised of:

	For the three-month periods ended		For the nine-month periods ended
(dollars in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Interest cost on accumulated pension benefit obligation	$597	$614	$1,791	$1,841
Expected return on assets	(713)	(779)	(2,139)	(2,335)
Amortization of actuarial loss	178	1	533	1
Total net periodic pension expense (benefit)	$62	$(164)	$185	$(493)

NOTE 10 – COMMON STOCK:

During the first nine months of 2012, the Company issued 21,708 shares of common stock at a fair value of $49.76 per share to non-management board members. In connection with this issuance, the Company recognized approximately $1.1 million in stock-based compensation expense. During the first nine months of fiscal 2011, the Company issued 38,520 shares of common stock at a fair value of $30.38 per share to its non-management board members. In connection with this issuance, we recognized approximately $1.2 million in stock-based compensation expense. The Company received no proceeds from the issuance of these shares.

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
The Company did not repurchase any shares of its common stock during the first nine months of fiscal 2012 and 2011 pursuant to any repurchase authorization. Since inception of the repurchase program and through the first nine months of fiscal 2012, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share. We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION:

Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the compensation committee of our Board of Directors may award incentive stock options (ISOs and non-ISOs), stock appreciation rights (SARs), restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards. The fair value of time-based or performance-based stock option grants are estimated on the date of grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants issued during the nine-month period ended September 29, 2012.

Assumptions

Volatility	34.8%
Risk-free interest rate	1.37%
Expected term (years)	5.9
Dividend yield	—
Grant-date fair value	$15.16

The fair value of restricted stock and restricted stock units (collectively, “restricted stock awards”) is determined based on the quoted closing price of our common stock on the date of grant.

The following table summarizes our stock option and restricted stock awards activity during the nine-month period ended September 29, 2012:

	Stock options	Restricted stock awards

Outstanding, December 31, 2011	1,992,700	617,401

Granted	351,000	327,500
Exercised	(166,600)	—
Vested restricted stock	—	(165,211)
Forfeited	(18,250)	(9,000)
Expired	—	—

Outstanding, September 29, 2012	2,158,850	770,690

Exercisable, September 29, 2012	1,222,286

During the three-month period ended September 29, 2012, we granted 5,400 stock options with a weighted-average Black-Scholes fair value of $18.11 per share and a weighted-average exercise price of $52.63 per share. In connection with this grant, we recognized approximately $2,800 in stock-based compensation expense during the three-month period ended September 29, 2012.

During the nine-month period ended September 29, 2012, we granted 351,000 stock options with a weighted-average Black-Scholes fair value of $15.16 per share and a weighted-average exercise price of $42.81 per share. In connection with these grants, we recognized approximately $732,000 in stock-based compensation expense during the nine-month period ended September 29, 2012.

During the three-month period ended September 29, 2012, we granted 2,700 restricted stock awards with a weighted-average fair value on the date of grant of $52.63 per share. In connection with these grants, we recognized approximately $4,000 in stock-based compensation expense during the three-month period ended September 29, 2012.

During the nine-month period ended September 29, 2012, we granted 327,500 restricted stock awards with a weighted-average fair value on the date of grant of $42.72 per share. In connection with these grants, we recognized approximately $2.1 million in stock-based compensation expense during the nine-month period ended September 29, 2012.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 – STOCK-BASED COMPENSATION: (Continued)

During the nine-month period ended September 29, 2012, the Company granted our Chief Executive Officer 100,000 performance-based restricted shares at a fair market value of $42.61 per share. In addition, the Company granted our other executive officers 52,000 performance-based restricted shares at a fair market value of $42.61 per share. Vesting of these shares is contingent upon meeting specific performance targets and would occur, if ever, in fiscal 2015. Currently, the Company believes that these targets will be achieved and, accordingly, we will continue to record compensation expense until the restricted shares vest or the Company’s assessment of achievement of the performance criteria changes.

Unrecognized stock-based compensation expense related to outstanding unvested stock options and unvested restricted stock awards is expected to be recorded as follows:

(dollars in thousands)	Stock options	Restricted stock awards	Total

2012 (period from September 30 through December 29, 2012)	$1,013	$2,056	$3,069
2013	3,554	7,296	10,850
2014	2,597	6,253	8,850
2015	1,454	3,380	4,834
Total	$8,618	$18,985	$27,603

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

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 – SEGMENT INFORMATION: (Continued)

The table below presents certain segment information for the periods indicated:

	For the three-month periods ended						For the nine-month periods ended
(dollars in thousands)	September 29, 2012		% of Total	October 1, 2011		% of Total	September 29, 2012		% of Total	October 1, 2011		% of Total
Net sales:

Carter’s Wholesale	$275,577		41.2%	$288,775		45.1%	$719,585		42.5%	$703,028		46.7%
Carter’s Retail (a)	217,299		32.5%	184,498		28.9%	563,764		33.3%	465,281		31.0%
Total Carter’s	492,876		73.7%	473,273		74.0%	1,283,349		75.8%	1,168,309		77.7%

OshKosh Retail (a)	78,070		11.7%	80,472		12.6%	194,359		11.5%	191,578		12.7%
OshKosh Wholesale	28,276		4.2%	26,472		4.1%	61,339		3.6%	61,248		4.1%
Total OshKosh	106,346		15.9%	106,944		16.7%	255,698		15.1%	252,826		16.8%

International (b)	69,435		10.4%	59,400		9.3%	153,434		9.1%	81,970		5.5%

Total net sales	$668,657		100.0%	$639,617		100.0%	$1,692,481		100.0%	$1,503,105		100.0%

Operating income (loss):			% of segment net sales			% of segment net sales			% of segment net sales			% of segment net sales

Carter’s Wholesale	$53,284		19.3%	$33,023		11.4%	$129,500		18.0%	$90,603		12.9%
Carter’s Retail (a)	43,050		19.8%	26,090		14.1%	93,535		16.6%	72,146		15.5%

Total Carter’s	96,334		19.5%	59,113		12.5%	223,035		17.4%	162,749		13.9%

OshKosh Retail (a)	3,397		4.4%	1,694		2.1%	(13,419)		(6.9)%	(9,427)		(4.9)%
OshKosh Wholesale	1,927		6.8%	513		1.9%	1,507		2.5%	81		0.1%

Total OshKosh	5,324		5.0%	2,207		2.1%	(11,912)		(4.7)%	(9,346)		(3.7)%

International (b) (c)	16,643		24.0%	7,934		13.4%	30,371		19.8%	16,519		20.2%

Total segment operating income	118,301		17.7%	69,254		10.8%	241,494		14.3%	169,922		11.3%

Corporate expenses (d)	(22,909)	(e)	(3.4)%	(12,489)	(f)	(2.0)%	(57,875)	(e)	(3.4)%	(37,501)	(f)	(2.5)%

Total operating income	$95,392		14.3%	$56,765		8.9%	$183,619		10.8%	$132,421		8.8%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges of $1.1 million and $2.9 million for the three and nine-month periods ended September 29, 2012, respectively, associated with the revaluation of the Company’s contingent consideration. Includes charges of $1.0 million for both the three and nine-month periods ended October 1, 2011, associated with the revaluation of the Company's contingent consideration and $5.9 million for both periods related to the amortization of the fair value step-up for Bonnie Togs inventory acquired.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)
Includes $0.8 million and $2.6 million in facility closure-related costs related to the closure of a distribution facility located in Hogansville, Georgia for the three and nine-month periods ended September 29, 2012, respectively. For the third quarter of fiscal 2012, the total closure-related costs consisted of severance of $0.3 million, accelerated depreciation (included in selling, general, and administrative expenses) of $0.4 million, and other closure costs of $0.1 million. For the first nine months of fiscal 2012, the total closure-related costs consisted of severance of $1.7 million, accelerated depreciation (included in selling, general, and administrative expenses) of $0.8 million, and other closure costs of $0.1 million.

(f)	Includes $0.1 million and $2.3 million of professional service fees associated with the Acquisition for the three and nine-month period ended October 1, 2011, respectively.

For the third quarter and first nine months of fiscal 2012 and 2011, no customers accounted for 10% or more of our consolidated net sales.

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

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the three-month periods ended		For the nine-month periods ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,267,398	57,729,572	58,175,125	57,366,529
Dilutive effect of unvested restricted stock	189,203	121,633	179,816	108,577
Dilutive effect of stock options	693,526	464,846	663,749	599,805
Diluted number of common and common equivalent shares outstanding	59,150,127	58,316,051	59,018,690	58,074,911

Basic net income per common share:
Net income	$59,378,000	$34,449,000	$112,458,000	$79,231,000
Income allocated to participating securities	(775,127)	(384,738)	(1,470,338)	(890,416)
Net income available to common shareholders	$58,602,873	$34,064,262	$110,987,662	$78,340,584

Basic net income per common share	$1.01	$0.59	$1.91	$1.37

Diluted net income per common share:
Net income	$59,378,000	$34,449,000	$112,458,000	$79,231,000
Income allocated to participating securities	(766,127)	(381,699)	(1,453,966)	(881,305)
Net income available to common shareholders	$58,611,873	$34,067,301	$111,004,034	$78,349,695

Diluted net income per common share	$0.99	$0.58	$1.88	$1.35

For the three and nine-month periods ended September 29, 2012, anti-dilutive and performance-based restricted shares of 573,550 and 598,250, respectively, were excluded from the computations of diluted earnings per share. For both the three and nine-month periods ended October 1, 2011, anti-dilutive shares of 963,925 were excluded from the computations of diluted earnings per share.

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

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded approximately $0.8 million and $2.6 million in closing-related costs during the third quarter and first nine months of fiscal 2012, respectively. The total amount of charges consisted of severance of $0.3 million and $1.7 million, accelerated depreciation (included in selling, general, and administrative expenses) of $0.4 million and $0.8 million, and other closure costs of $0.1 million for both the third quarter and the first nine months of fiscal 2012, respectively.

As of September 29, 2012, there was approximately $1.8 million of restructuring reserves included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet related to this closure. The Company expects to incur additional closure-related charges of approximately $0.9 million for one-time termination benefits ($0.3 million in fiscal 2012 and $0.6 million in fiscal 2013) and $0.9 million in accelerated depreciation ($0.4 million in fiscal 2012 and $0.5 million in fiscal 2013), and other closure costs of $1.0 million in fiscal 2013. The salvage value of this facility is estimated to be $2.0 million.

The following table summarizes restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 29, 2012:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 31, 2011	$—	$—	$—
Provision	1,052	—	1,052
Payments	—	—	—
Balance at March 31, 2012	1,052	—	1,052
Provision	302	70	372
Payments	—	—	—
Balance at June 30, 2012	1,354	70	1,424
Provision	347	55	402
Payments	—	(70)	(70)
Balance at September 29, 2012	$1,701	$55	$1,756

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

In July 2012, the FASB issued new guidance on impairment testing of indefinite-lived intangible assets, other than goodwill. The new guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of an indefinite-lived intangible asset is less than its carrying value. If the company determines it is not more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, then determining the fair value of the indefinite-lived intangible asset would be unnecessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENT:

On October 11, 2012, the Company announced plans to consolidate its retail and financial operations currently managed in its Shelton, Connecticut facility with the Company's Atlanta, Georgia-based operations. The Company expects to complete this consolidation by the end of fiscal 2013. The Company anticipates pre-tax consolidation-related expenses in the range of $35 million to $40 million over the next 12 to 18 months. The Company expects approximately $34 million of those charges to be cash, consisting of approximately $13 million of recruiting and relocation expenses, $10 million of employee severance and other benefit costs, $6 million of lease-related charges, and $5 million of other associated costs. The Company also expects approximately $3 million of those charges to be non-cash accelerated depreciation expense in connection with the office consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December. The accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of fiscal 2012 reflect our financial position as of September 29, 2012. The third quarter and first nine months of fiscal 2011 ended on October 1, 2011.

On June 30, 2011, we acquired Bonnie Togs, a Canadian children’s apparel retailer and one of our principal licensees (the "Acquisition") for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015. Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively. Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.

As of September 29, 2012, the Company had a discounted contingent consideration liability of approximately $29.4 million based upon the high probability that Bonnie Togs will attain its earnings targets, of which approximately $14.4 million is included in other current liabilities and the remainder is included in other long-term liabilities, on the accompanying unaudited condensed consolidated balance sheet. The fair value of the discounted contingent consideration liability was approximately $27.3 million as of June 30, 2012 and $25.6 million as of December 31, 2011. The $2.1 million increase in fair value during the third quarter of fiscal 2012 reflects accretion expense of approximately $1.1 million and $1.0 million reflecting an unfavorable foreign currency translation adjustment included in accumulated other comprehensive income. The $3.8 million increase in the fair value of the liability during the first nine months of fiscal 2012 reflects accretion expense of $2.9 million and a $0.9 million unfavorable foreign currency translation adjustment reflected in accumulated other comprehensive income. The Company determined the fair value of the contingent consideration based upon a probability-weighted discounted cash flow analysis.

As a result of the Acquisition, the Company realigned certain of its reportable segments. Effective October 1, 2011, the Company's reportable segments include Carter’s retail, Carter’s wholesale, OshKosh retail, OshKosh wholesale, and international.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company recorded approximately $0.8 million and $2.6 million in closing-related costs during the third quarter and first nine months of fiscal 2012, respectively. For the third quarter of fiscal 2012, the total closure-related costs consisted of severance of $0.3 million, accelerated depreciation (included in selling, general and administrative expenses) of $0.4 million, and other closure costs of $0.1 million. For the first nine months of fiscal 2012, the total closure-related costs consisted of severance of $1.7 million, accelerated depreciation (included in selling, general and administrative expenses) of $0.8 million, and other closure costs of $0.1 million.

As of September 29, 2012, there was approximately $1.8 million of restructuring reserves included in other current liabilities on the accompanying unaudited condensed consolidated balance sheet related to this closure. The salvage value of this facility is estimated to be $2.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	For the three-month periods ended		For the nine-month periods ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales

Carter’s Wholesale	41.2%	45.1%	42.5%	46.7%
Carter’s Retail	32.5%	28.9%	33.3%	31.0%
Total Carter’s	73.7%	74.0%	75.8%	77.7%

OshKosh Retail	11.7%	12.6%	11.5%	12.7%
OshKosh Wholesale	4.2%	4.1%	3.6%	4.1%
Total OshKosh	15.9%	16.7%	15.1%	16.8%

International	10.4%	9.3%	9.1%	5.5%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.6%	70.0%	61.7%	67.7%

Gross profit	40.4%	30.0%	38.3%	32.3%
Selling, general, and administrative expenses	27.7%	22.8%	29.0%	25.3%
Royalty income	(1.6)%	(1.7)%	(1.6)%	(1.9)%

Operating income	14.3%	8.9%	10.8%	8.8%
Interest expense, net	0.3%	0.3%	0.3%	0.4%
Foreign currency gain	—%	—%	—%	—%

Income before income taxes	14.0%	8.6%	10.5%	8.5%
Provision for income taxes	5.2%	3.2%	3.9%	3.2%

Net income	8.9%	5.4%	6.6%	5.3%

Number of retail stores at end of period:
Carter’s	398	351	398	351
OshKosh	167	176	167	176
International	79	64	79	64
Total	644	591	644	591

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

Three and nine-month periods ended September 29, 2012 compared to the three and nine-month periods ended October 1, 2011

CONSOLIDATED NET SALES

In the third quarter of fiscal 2012, consolidated net sales increased $29.0 million, or 4.5%, to $668.7 million, which reflects growth in the Carter's retail and international segments. Consolidated net sales in the third quarter of fiscal 2012 include $5.3 million in off-price channel sales, compared to $19.0 million in the third quarter of fiscal 2011.

In the first nine months of fiscal 2012, consolidated net sales increased $189.4 million, or 12.6%, to $1.7 billion, which reflects the effect of the acquisition of Bonnie Togs and growth across all segments. Consolidated net sales for the first nine months of fiscal 2012 include $31.7 million in off-price channel sales, compared to $67.0 million in the first nine months of fiscal 2011.

	For the three-month periods ended				For the nine-month periods ended
(dollars in thousands)	September 29, 2012	% of Total	October 1, 2011	% of Total	September 29, 2012	% of Total	October 1, 2011	% of Total

Net sales:
Carter’s Wholesale	$275,577	41.2%	$288,775	45.1%	$719,585	42.5%	$703,028	46.7%
Carter’s Retail	217,299	32.5%	184,498	28.9%	563,764	33.3%	465,281	31.0%
Total Carter’s	492,876	73.7%	473,273	74.0%	1,283,349	75.8%	1,168,309	77.7%

OshKosh Retail	78,070	11.7%	80,472	12.6%	194,359	11.5%	191,578	12.7%
OshKosh Wholesale	28,276	4.2%	26,472	4.1%	61,339	3.6%	61,248	4.1%
Total OshKosh	106,346	15.9%	106,944	16.7%	255,698	15.1%	252,826	16.8%
International	69,435	10.4%	59,400	9.3%	153,434	9.1%	81,970	5.5%
Total net sales	$668,657	100.0%	$639,617	100.0%	$1,692,481	100.0%	$1,503,105	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales decreased $13.2 million, or 4.6%, in the third quarter of fiscal 2012 to $275.6 million. This decline was due to a 8% decrease in units shipped, partially offset by a 4% increase in average price per unit as compared to the third quarter of fiscal 2011. The decrease in units shipped was primarily due to a decrease in shipments in the off-price channel, as well as shipments of our Just One You product offerings due to the timing of product launches. The increase in average price per unit was driven by price increases on our Child of Mine and Just One You product offerings, as well as in the off-price channel.

Carter’s wholesale sales increased $16.6 million, or 2.4%, in the first nine months of fiscal 2012 to $719.6 million. This growth was primarily driven by a 7% increase in average price per unit, partially offset by a 4% decrease in units shipped as compared to the first nine months of fiscal 2011. The increase in average price per unit was driven by price increases across our product offerings and lower levels of off-price channel sales. The decrease in units shipped was primarily due to the decrease in shipments in the off-price channel as well as shipments of our Just One You product offerings, partially offset by strong demand for our Child of Mine product offerings.

CARTER’S RETAIL SALES

Carter’s retail store sales increased $32.8 million, or 17.8%, in the third quarter of fiscal 2012 to $217.3 million. The increase was driven by incremental sales of $18.7 million generated by new store openings, $12.1 million generated by eCommerce sales, and a comparable store sales increase of $4.3 million, or 2.7%, partially offset by the impact of store closings of $2.4 million. On a comparable store basis, number of transactions increased 1.4% and the average transaction value increased 1.3%. The average transaction value increased due to higher average unit retail ("AUR") prices, reflecting strong product performance, successful pricing and promotional strategies, and improved inventory management.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

Carter’s retail store sales increased $98.5 million, or 21.2%, in the first nine months of fiscal 2012 to $563.8 million. The increase was driven by incremental sales of $53.5 million generated by new store openings, $35.7 million generated by eCommerce sales, and a comparable store sales increase of $14.1 million, or 3.4%, partially offset by the impact of store closings of $4.8 million. On a comparable store basis, the average transaction value increased 4.0% principally due to higher AUR prices.

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

During the third quarter of fiscal 2012, the Company opened 15 Carter’s retail stores and closed two stores. During the first nine months of fiscal 2012, the Company opened 47 Carter's stores and closed eight stores. There were a total of 398 Carter’s retail stores as of September 29, 2012. In total, the Company plans to open approximately 63 and close nine Carter’s retail stores during fiscal 2012.

OSHKOSH RETAIL SALES

OshKosh retail store sales decreased $2.4 million, or 3.0%, in the third quarter of fiscal 2012 to $78.1 million. The decrease reflects the impact of store closings of $3.2 million and a comparable store sales decline of $3.1 million, or 4.3%, partially offset by incremental sales of $3.0 million generated by eCommerce sales and incremental sales of $0.9 million generated by new store openings. On a comparable store basis, transactions decreased 3.7% and average transactions declined by 0.6%. The decrease in the number of transactions reflected a decline in traffic.

OshKosh retail store sales increased $2.8 million, or 1.5%, in the first nine months of fiscal 2012 to $194.4 million. The increase reflects incremental sales of $9.0 million generated by eCommerce sales, incremental sales of $1.9 million generated by new store openings, partially offset by the impact of store closings of $7.8 million and a comparable store sales decrease of $0.3 million. On a comparable store basis, the average transaction value increased 3.8% as a result of higher AUR prices, and the number of transactions decreased 3.8% due to a decline in traffic. The increase in AUR reflects strong product performance, successful pricing and promotional strategies, and improved inventory management.

During the third quarter and first nine months of fiscal 2012, the Company opened two and three OshKosh retail stores, respectively. In the third quarter and first nine months of fiscal 2012, the Company closed one and six OshKosh retail stores, respectively. There were a total of 167 OshKosh retail stores as of September 29, 2012. In total, the Company plans to open approximately eight and close 13 OshKosh retail stores during fiscal 2012.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales increased $1.8 million, or 6.8%, in the third quarter of fiscal 2012 to $28.3 million. This increase reflects an 8% increase in average price per unit, partially offset by a 1% decrease in units shipped, as compared to the third quarter of fiscal 2011.

OshKosh wholesale sales increased $0.1 million, or 0.1%, in the first nine months of fiscal 2012 to $61.3 million. This increase was driven by a 14% increase in average price per unit, partially offset by a 12% decrease in units shipped, as compared to the first nine months of fiscal 2011.

The increases in average price per unit primarily reflect price increases on our product offerings sold within this segment as compared to the third quarter and first nine months of fiscal 2011.  The decrease in units shipped during the third quarter and first nine months of fiscal 2012 reflects a decrease in shipments in the off-price channel.

INTERNATIONAL SALES

Our international sales include our Canadian retail and wholesale operations, and international wholesale sales. International sales increased $10.0 million, or 16.9%, in the third quarter of fiscal 2012 to $69.4 million. Our international retail sales increased $7.8 million, or 25.2%, to $38.8 million, driven by incremental sales of $6.4 million from new store

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

openings, $1.1 million generated by incremental eCommerce sales, and a comparable store sales increase of $0.3 million, or 1.1%. In addition, international wholesale sales increased $2.2 million, or 7.9%, to $30.6 million, driven by strong sales in Mexico and Central and South America.

International sales increased $71.5 million, or 87.2%, in the first nine months of fiscal 2012 to $153.4 million. Our international retail sales increased $58.8 million, or 189.7%, to $89.8 million, reflecting three quarters of sales in fiscal 2012 as compared to one quarter in fiscal 2011 and $1.5 million generated by incremental eCommerce sales. In addition, international wholesale sales increased $12.7 million, or 24.8%, to $63.6 million, driven by strong sales in Mexico, Japan, and Central & South America and three quarters of Canadian wholesale sales in fiscal 2012 as compared to one quarter in fiscal 2011.

During the third quarter of fiscal 2012, the Company opened six retail stores in Canada. During the first nine months of fiscal 2012, the Company opened 14 retail stores in Canada. There were a total of 79 retail stores in Canada as of September 29, 2012. In fiscal 2012, the Company plans to open a total of 18 retail stores in Canada and anticipates no store closures.

GROSS PROFIT

Our gross profit increased $78.0 million, or 40.6%, to $270.1 million in the third quarter of fiscal 2012. Gross margin increased from 30.0% in the third quarter of fiscal 2011 to 40.4% in the third quarter of fiscal 2012. During the third quarter of fiscal 2012, the Company's gross margins were favorably affected by a decline in product costs of approximately $41 million and by higher prices.

Our gross profit increased $162.8 million, or 33.6%, to $648.1 million in the first nine months of fiscal 2012. Gross margin increased from 32.3% in the first nine months of fiscal 2011 to 38.3% in the first nine months of fiscal 2012. The first nine months of fiscal 2012 were favorably affected by higher prices.

The Company includes distribution costs in its selling, general, and administrative expenses. Accordingly, the Company’s gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third quarter of fiscal 2012 increased $39.3 million, or 27.0%, to $185.2 million. As a percentage of net sales, selling, general, and administrative expenses increased from 22.8% to 27.7% in the third quarter of fiscal 2012.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$9.5 million in incremental domestic and international retail expenses, primarily due to new store growth;

•	$6.9 million in higher provisions for performance-based compensation;

•	$4.5 million in incremental operating expenses associated with the growth of the eCommerce business;

•	$3.5 million in incremental marketing expenses, primarily related to branding initiatives; and

•	$2.7 million in higher distribution and freight expenses.

Selling, general, and administrative expenses in the first nine months of fiscal 2012 increased $110.3 million, or 28.9%, to $491.2 million. As a percentage of net sales, selling, general, and administrative expenses increased from 25.3% to 29.0% in the first nine months of fiscal 2012.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$23.5 million in incremental domestic retail expenses, primarily due to new store growth;

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

•	$19.4 million in higher international retail store expenses, reflecting nine months of expenses in fiscal 2012, as compared to one quarter of expenses in fiscal 2011;

•	$15.8 million in higher provisions for performance-based compensation;

•	$13.4 million in incremental operating expenses associated with the growth of the eCommerce business;

•	$6.7 million marketing expenses primarily related to branding initiatives; and

    Partially offsetting these increases were:

•	$2.3 million in professional service fees recorded in the first nine months of fiscal 2011 in connection with our Bonnie Togs acquisition.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in the third quarter of fiscal 2012 was approximately $10.5 million (including $1.8 million of international royalty income), consistent with the third quarter of fiscal 2011.

Royalty income from these brands in the first nine months of fiscal 2012 was approximately $26.7 million (including $5.0 million of international royalty income), a decrease of $1.4 million, or 4.9%, as compared to the first nine months of fiscal 2011. The decrease was primarily related to the absence of international royalty income in the first nine months of fiscal 2012 from our former licensee, Bonnie Togs which was acquired in June 2011, partially offset by increased sales from Child of Mine brand licensees.

OPERATING INCOME

Operating income increased $38.6 million, or 68.0%, to $95.4 million in the third quarter of fiscal 2012. Operating income increased $51.2 million, or 38.7%, to $183.6 million in the first nine months of fiscal 2012 due to the factors described above.

INTEREST EXPENSE, NET

Interest expense of $1.7 million in the third quarter of fiscal 2012 was comparable to interest expense in the third quarter of fiscal 2011. Weighted-average borrowings for the third quarter of fiscal 2012 were $186.0 million at an effective interest rate of 3.70%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the third quarter of fiscal 2011 of $236.0 million at an effective interest rate of 3.15%, including amortization of debt issuance costs.

Interest expense in the first nine months of fiscal 2012 increased $0.1 million, or 2.0%, to $5.4 million, compared to the first nine months of fiscal 2011. Weighted-average borrowings for the first nine months of fiscal 2012 were $218.5 million at an effective interest rate of 3.35%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the first nine months of fiscal 2011 of $236.0 million at an effective interest rate of 3.19%, including amortization of debt issuance costs.

FOREIGN CURRENCY (GAIN) LOSS

During both the third quarter and first nine months of fiscal 2012, the Company recorded gains of $0.2 million related to the mark-to-market adjustment on foreign currency exchange contracts and Bonnie Togs' foreign currency denominated payables.

During the third quarter and first nine months of fiscal 2011, the Company recorded total foreign currency gains of $0.1 million and $0.3 million, respectively. As part of the Acquisition, the Company entered into a forward foreign currency exchange contract to reduce its risk from exchange fluctuations on the purchase price of Bonnie Togs. The contract was settled on June 30, 2011 and resulted in a gain of $0.2 million, which was recognized in earnings in the second quarter of fiscal 2011.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

INCOME TAXES

Our effective tax rate was 36.8% for the third quarter of fiscal 2012 as compared to 37.5% for the third quarter of fiscal 2011. The reversal of reserves for which the statute of limitations expired in the quarter increased by approximately $0.5 million, reducing the effective tax rate for the third quarter of fiscal 2012.

Our effective tax rate was 36.9% for the first nine months of fiscal 2012 as compared to 37.8% for the first nine months of fiscal 2011. The decreases in our effective rates for both periods are primarily attributable to our Canadian operations which carry a lower overall effective tax rate, the impact of non-deductible costs associated with the 2011 Acquisition, as well as the effect of the reversal of reserves for uncertain tax positions.

NET INCOME

As a result of the factors described above, our net income for the third quarter of fiscal 2012 increased $24.9 million, or 72.4%, to $59.4 million as compared to $34.4 million in the third quarter of fiscal 2011. Our net income for the first nine months of fiscal 2012 increased $33.2 million, or 41.9%, to $112.5 million as compared to $79.2 million in the first nine months of fiscal 2011.

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

Net accounts receivable at September 29, 2012 were $200.2 million compared to $214.6 million at October 1, 2011 and $157.8 million at December 31, 2011. The decrease of $14.4 million, or 6.7%, as compared to October 1, 2011 primarily reflects a decrease in wholesale sales in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Due to the seasonal nature of our operations, the net accounts receivable balance at September 29, 2012 is not comparable to the net accounts receivable balance at December 31, 2011.

Net inventories at September 29, 2012 were $375.1 million compared to $386.0 million at October 1, 2011 and $347.2 million at December 31, 2011. The decrease of $10.9 million, or 2.8%, as compared to October 1, 2011 is primarily due to lower product costs, timing of shipments, and improved inventory management practices. Due to the seasonal nature of our operations, net inventories at September 29, 2012 are not comparable to net inventories at December 31, 2011.

Net cash provided by operating activities for the first nine months of fiscal 2012 was $129.2 million compared to net cash used in operating activities of $85.8 million in the first nine months of fiscal 2011. The increase in operating cash flow primarily reflects favorable changes in net working capital and increased earnings.

We invested $59.8 million in capital expenditures during the first nine months of fiscal 2012 compared to $29.2 million during the first nine months of fiscal 2011. We plan to invest approximately $90 million in capital expenditures in fiscal 2012, primarily for U.S. and international retail store openings and remodelings and in expanding our distribution capacity with the addition of the Braselton, Georgia facility.

Revolving Credit Facility
On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. This revolving credit facility was immediately drawn upon to pay off the Company's former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million). In connection with the repayment of the Company's former term loan, in the fourth quarter of fiscal 2010, the Company wrote off approximately $1.2 million in unamortized debt issuance costs. In addition, in connection with the revolving credit facility, the Company recorded $3.5 million of debt issuance costs to be amortized over the term of the revolving credit facility.

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
On August 31, 2012, the Company and lenders amended and restated the revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, the Company recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, will be amortized over the new remaining term of the facility (five years). The term of the revolving credit facility expires August 31, 2017.
Pricing Options
The revolving credit facility provides for two pricing options for U.S. dollar facility revolving loans: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its prime rate, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 0.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 0.50% to 1.25% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.
The revolving credit facility also provides for two pricing options for multicurrency facility revolving loans denominated in U.S. dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the Federal Funds Rate plus ½ of 1%, (y) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its reference rate for loans in U.S. dollars to its Canadian borrowers, or (z) the Eurodollar Rate plus 1%, plus, in each case, an applicable margin initially equal to 0.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 0.50% to 1.25% and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.
In addition, the revolving credit facility provides for two pricing options for multicurrency facility revolving loans denominated in Canadian dollars: (i) revolving loans on which interest is payable quarterly at a base rate equal to the highest of (x) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A., Canada Branch in Toronto as its prime rate for loans in Canadian Dollars to Canadian Borrowers and (y) the rate of interest in effect for such day for Canadian dollar bankers' acceptances having a term of one month that appears on the Reuters Screen CDOR Page plus ½ of 1%, plus, in each case, an applicable margin initially equal to 0.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 0.50% to 1.25%, and (ii) revolving loans on which interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.
The multicurrency revolving facility also provides for borrowings in currencies other than U.S. Dollars or Canadian dollars, subject to certain limitations.  For such multicurrency revolving loans, interest accrues for one, two, three, six or if, generally available, nine or twelve month interest periods (but is payable not less frequently than every three months) at a rate of interest per annum equal to an adjusted British Bankers Association LIBOR rate, plus an applicable margin initially equal to 1.75%, which may be adjusted based upon a leverage-based pricing grid ranging from 1.50% to 2.25%.
Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.75%.
Covenants
The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company's consolidated indebtedness plus six times rent expense to consolidated net

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2016, 3.75:1.00 and (y) if such period ends after December 31, 2016, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.50:1.00. As of September 29, 2012, the Company believes it was in compliance with its financial debt covenants.
Provisions in our senior credit facility currently restrict the ability of our operating subsidiary, The William Carter Company ("TWCC"), from paying cash dividends to our parent company, Carter's, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which materially restricts Carter's, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.
Outstanding Amount and Interest Expense

During the second quarter of fiscal 2012, the Company made total net payments on its revolving credit facility of $50.0 million. At September 29, 2012, we had approximately $186.0 million in revolver borrowings, exclusive of $11.4 million of outstanding letters of credit. Weighted-average borrowings for the first nine months of fiscal 2012 were $218.5 million at an effective interest rate of 3.35%, including amortization of debt issuance costs, as compared to weighted-average borrowings for the first nine months of fiscal 2011 of $236.0 million at an effective interest rate of 3.19%, including amortization of debt issuance costs.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of September 29, 2012, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by approximately $1.9 million and could have an adverse effect on our net income (loss) and cash flow.

Bonnie Togs Acquisition

On June 30, 2011, we purchased Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if the Canadian business meets certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015. Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively. Any such payments are not recoverable in the event of any failure to meet overall targets.

As of September 29, 2012, the Company had a discounted contingent consideration liability of approximately $29.4 million based upon the high probability that Bonnie Togs will attain its earnings targets of which approximately $14.4 million is included in other current liabilities and the remainder is included in other long-term liabilities, on the accompanying unaudited condensed consolidated balance sheet. The Company will continue to revalue the contingent consideration at each reporting date.

Facility Closures

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company expects to incur closure-related charges of approximately $0.9 million for one-time termination benefits ($0.3 million in fiscal 2012 and $0.6 million in fiscal 2013) and $0.9 million in accelerated depreciation ($0.4 million in fiscal 2012 and $0.5 million in fiscal 2013), and other closure costs of $1.0 million in fiscal 2013. The salvage value of this facility is estimated to be $2.0 million.

On October 11, 2012, the Company announced plans to consolidate its retail store and financial operations currently managed in its Shelton, Connecticut facility with the Company's Atlanta, Georgia based operations. The Company expects to complete this consolidation by the end of fiscal 2013. The Company anticipates pre-tax consolidation-related expenses in the range of $35 million to $40 million over the next 12 to 18 months. The Company expects approximately $34 million of those charges to be cash, consisting of approximately $13 million of recruiting and relocation expenses, $10 million of employee severance and other benefit costs, $6 million of lease-related charges, and $5 million of other associated costs. The Company

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS: (Continued)

also expects approximately $3 million of those charges to be non-cash accelerated depreciation expense in connection with the office consolidation.

Share Repurchases

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

The Company did not repurchase any shares of its common stock during the three and nine-month periods ended September 29, 2012 and October 1, 2011 pursuant to any repurchase authorization other than the shares of common stock from the Company’s employees to satisfy tax withholding obligations upon vesting of restricted stock to such employees. Since inception of the repurchase program and through fiscal 2011, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share. We have reduced common stock by the par value of such shares repurchased and have deducted the remaining excess repurchase price over par value from additional paid-in capital. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

Liquidity Outlook

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.

EFFECTS OF INFLATION AND DEFLATION

The Company is subject to both inflationary and deflationary risks. With respect to inflation, the Company has experienced higher product costs in recent years. Although we expect product costs to decline for the remainder of the year as compared to prior year, costs are generally expected to remain at elevated levels. The Company's product costs have also in recent years been adversely affected by the devaluation of the U.S. dollar relative to certain foreign currencies. The Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. Although we raised our selling prices on many of our products, we were unable to fully absorb these cost increases in recent years and our profitability was adversely impacted.

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

We contract with a third-party service to provide us with the fair value of cooperative advertising arrangements entered into with certain of our major wholesale customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with accounting guidance on consideration given by a vendor to a customer/reseller, we have included the fair value of these arrangements of approximately $1.4 million and $3.2 million in the third quarter and first nine months of fiscal 2012, respectively, and $0.1 million and $2.1 million in the third quarter and first nine months of fiscal 2011, respectively, as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Inventory: We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional write-downs may be required.

Goodwill and tradename:  As of September 29, 2012, we had approximately $190.5 million in Carter’s and Bonnie Togs goodwill and $306.0 million of aggregate value related to the Carter’s, OshKosh, and Bonnie Togs tradename assets.  The fair value of the Carter’s tradename was estimated using a discounted cash flow analysis at the time of the acquisition of Carter’s, Inc. which was consummated on August 15, 2001. The particular discounted cash flow approach utilized the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The fair value of the OshKosh tradename was estimated at its acquisition date, July 14, 2005, using an identical discounted cash flow analysis.  The Carter’s and OshKosh tradenames were determined to have indefinite lives. The Bonnie Togs tradename was also estimated using an identical discounted cash flow analysis at the time of acquisition on June 30, 2011. The Bonnie Togs tradename was determined to have a definite life and is being amortized over two years.

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

We contract for production with third parties primarily in Asia. While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years. In order to manage this risk, we source products from approximately 100 vendors in approximately 15 countries, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.

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

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of September 29, 2012, our outstanding variable rate debt aggregated approximately $186.0 million. Therefore, an increase or decrease of 1% in the applicable rate would increase or decrease our annual interest cost by $1.9 million and could have an adverse effect on our net income (loss) and cash flow.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 29, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently party to any other legal proceedings that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

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

In both the third quarter and first nine months of fiscal 2012, we derived approximately 36% of our consolidated net sales from our top eight customers. No one customer represented 10% or more of our consolidated sales in the third quarter and first nine months of 2012. We do not enter into long-term sales contracts with our major customers, relying instead on long-standing relationships and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

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

Increases in production costs and deflationary pressures on our selling prices may adversely affect our results.

The Company's product costs are subject to fluctuations in component costs such as cotton, labor, fuel, and transportation. In recent years, we have experienced increased costs of these components and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. Although we expect product costs to decline for the remainder of this year as compared to last year, we expect product costs will generally remain at elevated levels. While we raised our selling prices on many of our products, we have been unable to fully absorb the cost increases in recent years and our profitability has been adversely impacted. In recent years, the Company has also experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. If future product cost increases are more than anticipated and if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected.

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

We source substantially all of our products through a network of vendors primarily in Asia, principally, coordinated by our sourcing agents.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

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

The operation of our eCommerce business depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations.  We currently rely on a third party to host our eCommerce website, process and manage web orders, and operate a call center supporting our eCommerce business. Over the first nine months of fiscal 2012, we transitioned fulfillment services in house and expect to transition additional services through 2013. Any significant disruption in the operations of our eCommerce business or in our ability to transition third party services effectively could result in lost sales and could harm our brand and our reputation in the marketplace.
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

The baby and young children's apparel market is highly competitive. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in our wholesale businesses include private label product offerings, Disney, and Gerber. Our primary competitors in the retail store channel include Disney, Gymboree, Old Navy, The Children’s Place, and The Gap. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to:

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

As of September 29, 2012, the Company had goodwill of $136.6 million for Carter's and $53.9 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, $85.5 million for the OshKosh brand, and $0.2 million for the Bonnie Togs brand on its unaudited condensed consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances.

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

The consolidation of the Company's Shelton, Connecticut-based operations with our Atlanta, Georgia-based operations may adversely affect our results of operations, financial position, and cash flows more than anticipated.

Actual charges related to the previously announced consolidation could be greater than estimated. The office consolidation may not be completed during the expected time frame or at all due to the delay in securing, or inability to secure, suitable facilities or other reasons. If we do not effectively transition our workforce by identifying and relocating key positions and, hiring qualified candidates in Georgia, we could experience business disruption due to a loss of historical knowledge and a lack of business continuity. We may not be able to achieve all or any of the expected benefits of the office consolidation as a result of any such business disruption or other factors. Disruption to our operations as a result of the consolidation could adversely affect our operations and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Share Repurchases

The following table provides information about shares acquired from employees during the third quarter of fiscal 2012 to satisfy the required withholding of taxes in connection with the vesting of restricted stock:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2012 through July 28, 2012	2,696	$52.60	—	Not applicable

July 29, 2012 through August 25, 2012	4,712	$51.88	—	Not applicable

August 26, 2012 through September 29, 2012	—	$—	—	Not applicable

Total	7,408	$52.14	—	Not applicable

(1)	All of the shares were surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

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

CARTER’S, INC.

Date : November 1, 2012	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : November 1, 2012	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)