Form 10-K
period 2012-12-29
CARTERS INC
filed 2013-02-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
Commission file number:
001-31829
CARTER’S, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3912933
(state or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

The Proscenium
1170 Peachtree Street NE, Suite 900
Atlanta, Georgia 30309
(Address of principal executive offices, including zip code)
(404) 745-2700
(Registrant's telephone number, including area code)
____________________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each Exchange on which Registered
Carter's, Inc.'s common stock par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
____________________________________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes (X) No ( )

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( ) No (X)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of our most recently completed second quarter) was $3,036,300,705.
There were 59,348,239 shares of Carter's, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on February 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., to be held on May 9, 2013, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 29, 2012.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 29, 2012

PART I

Our market share data is based on information provided by The NPD Group, Inc. ("NPD").  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total children's retail sales for a segment of the market. As the Company defines it, the baby and young children's apparel market includes apparel and related products for ages zero to seven.

The NPD market share data presented is based on NPD's definition of the baby and playclothes categories, which are different from the Company's definitions of these categories. The data presented is based upon The NPD Group/Consumer Tracking Service for Children's Apparel in the United States ("U.S.") and represents the twelve month period ending December, 2012.

Unless the context indicates otherwise, in this filing on Form 10-K, “Carter's,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter's, Inc. and its wholly owned subsidiaries.

ITEM 1. BUSINESS

GENERAL

We are the largest branded marketer in the U.S. of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh. Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to seven. Established in 1895, OshKosh is a well-known brand, trusted by consumers for its line of apparel for children sizes newborn to 12. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

In the U.S., our products are sold through approximately 17,000 wholesale locations (including national department stores, chain and specialty stores, and discount retailers), 581 Company-operated stores and our websites. As of December 29, 2012, we operated 413 Carter's and 168 OshKosh outlet, brand, and specialty stores in the U.S. Internationally, as of December 29, 2012, our products are sold via 82 Company-operated stores in Canada, in addition to our wholesale, licensing, and online channels.

We believe each of our brands has its own unique positioning in the marketplace. In the U.S., our brands compete in the $21 billion children's apparel market, for children ages zero to seven, with our Carter's brand achieving the #1 position with a 13.9% market share and our OshKosh brand having a 2.6% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories. Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

On June 30, 2011, we purchased Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children's apparel and accessories marketplace. Prior to the Acquisition, Bonnie Togs was a significant international licensee of the Company. The operating results for the Canadian business have been consolidated in the Company's operating results effective from the date of the Acquisition.

The Company is organized into the following five business segments: Carter's wholesale, Carter's retail, OshKosh retail, OshKosh wholesale, and international.

The Company is a Delaware corporation. The Company and its predecessors have been doing business since 1865. The Company's principal executive offices are located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER'S BRANDS – U.S.

Under our Carter's brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven. Our Carter's brand is sold in department stores, national chains, specialty stores, off-price sales channels, through our Carter's retail stores, and online at www.carters.com. Additionally, we sell our Child of Mine brands at Walmart and our Just One You and Precious Firsts brands at Target. In fiscal 2012, we sold over 289 million units of Carter's, Child of Mine, Just One You, and Precious Firsts products in the U.S., an increase of approximately 4% from fiscal 2011. Our strategy is to drive sales growth through our focus on essential, high-volume, core apparel products for babies and young children. Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, and receiving blankets. Our top ten core baby and sleepwear products accounted for approximately 60% of our baby and sleepwear net sales in fiscal 2012 in the U.S. We believe our core apparel products are essential consumer staples and less dependent on changes in fashion trends.

We have cross-functional product teams focused on the development of our Carter's baby, sleepwear, and playclothes products. These teams are skilled in identifying and developing high-volume, core products. Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics. These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems. We also license our brand names to other companies to create a broad collection of lifestyle products, including bedding, hosiery, shoes, room décor, furniture, gear, and toys. The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to core product design results in compelling product offering to consumers, reduces our exposure to fashion risk, and supports efficient operations. We conduct consumer research as part of our product development process and engage in product testing in our own stores.

CARTER'S BRAND POSITIONING – U.S.

Our strategy is to drive our brand image as the leader in baby and young children's apparel and to consistently provide high-quality products at a great value to consumers. We employ a disciplined merchandising strategy that identifies and focuses on core products. We believe that we have strengthened our brand image with the consumer by differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products through store-in-store fixturing, branding and signage packages, and advertising. We have invested in display fixtures for our major wholesale customers that more clearly present our core products on their floors to enhance brand and product presentation. We also strive to provide our wholesale customers with a consistent, high-level of service, including delivering and replenishing products on time to fulfill customer needs. Our retail stores focus on the customer experience through store design, visual enhancements, clear product presentation, and experienced customer service.

CARTER'S PRODUCTS – U.S.

Baby

Carter's brand baby products include bodysuits, pants, undershirts, receiving blankets, layette gowns, bibs, caps, and booties. In fiscal 2012, we generated $784.1 million in net sales of these products in the U.S., representing 32.9% of our consolidated net sales.

Our Carter's brand is the leading brand in the baby category in the U.S. In fiscal 2012, in the department stores, national chains, outlet, specialty stores, and off-price sales channels, our aggregate Carter's brand market share in the U.S. was approximately 24.0% for baby ages zero to two, which represents nearly five times the market share of the next largest brand. We sell a complete range of baby products for newborns, primarily made of cotton. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our retail customers. We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers. Our Carter's Little Layette product line, the largest component of our baby business, provides parents with essential core products and accessories, including value-focused multi-packs. Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter's brand playclothes products include knit and woven cotton apparel for everyday use in sizes three months to seven. In fiscal 2012, we generated $596.4 million in net sales of these products in the U.S., or 25.0%, of our consolidated net sales. We continue to focus on building our Carter's brand in the playclothes market by developing a base of essential, high-volume, core products that utilize original print designs and innovative artistic applications. Our aggregate 2012 Carter's brand playclothes market share in the U.S. was approximately 13.8% in the $16 billion department store, national chain, outlet, specialty store, and off-price sales channels.

Sleepwear

Carter's brand sleepwear products include pajamas and blanket sleepers in sizes 12 months to seven. In fiscal 2012, we generated $305.8 million in net sales of these products in the U.S., or 12.8%, of our consolidated net sales. Our Carter's brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the U.S. In fiscal 2012, in these channels, our Carter's brand market share was approximately 26.8%, which represents more than three times the market share of the next largest brand. As in our baby product line, we differentiate our sleepwear products by offering high-volume, high-quality core products with distinctive print designs and artistic applications.

Other Products

Our other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories. In fiscal 2012, we generated $116.2 million in net sales of these other products in our Carter's retail stores and online, or 4.9%, of our consolidated net sales.

Royalty Income

We currently extend our Carter's, Child of Mine, Just One You, and Precious Firsts product offerings by licensing these brands to 16 domestic marketers in the U.S. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our core baby and young children's apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products and ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer. In addition, we work closely with our wholesale customers and our licensees to gain dedicated floor space for licensed product categories. In fiscal 2012, our Carter's brand generated $20.7 million in domestic royalty income.

OSHKOSH BRANDS – U.S.

Under our OshKosh brand, we design, source, and market a broad array of young children's apparel, primarily for children in sizes newborn to 12. Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, through off-price sales channels, and online at www.oshkoshbgosh.com and www.oshkosh.com. In fiscal 2012, we sold approximately 46 million units of OshKosh products in the U.S. through our retail stores, to our wholesale customers, and online, a decrease of approximately 8% from fiscal 2011. We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand. Given its long history of durability, quality, and style, we believe our OshKosh brand represents a significant long-term growth opportunity for us, especially in the $16 billion young children's playclothes market in the U.S. We continue to focus on our core product development and marketing disciplines, improving the productivity of our existing OshKosh retail stores, developing new retail formats, investing in new employees and talent development, leveraging our relationships with major wholesale accounts, and leveraging our infrastructure and supply chain.

OSHKOSH BRAND POSITIONING – U.S.

We believe our OshKosh brand stands for high-quality playclothes in sizes newborn to 12. Our core OshKosh brand products include denim, overalls, t-shirts, fleece, and other playclothes. Our OshKosh brand is generally positioned towards an older segment (young children, sizes 2 to 7) and at slightly higher average prices than our Carter's brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children.

OSHKOSH PRODUCTS – U.S.

Playclothes

Our OshKosh brand is best known for its playclothes products. In fiscal 2012, we generated $307.5 million in net sales of OshKosh brand playclothes products in the U.S., which accounted for approximately 12.9% of our consolidated net sales. OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and playclothes products for everyday use in sizes newborn to 12. We plan to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise. We believe our OshKosh brand represents a significant opportunity for us to increase our share in the playclothes category as the $16 billion young children's playclothes market in the U.S. is highly fragmented. For the twelve months ended December 2012, this market was six times the size of the baby and sleepwear markets combined.
Other Products

The remainder of our OshKosh brand product offerings include baby, sleepwear, outerwear, shoes, hosiery, and accessories. In fiscal 2012, we generated $56.2 million in net sales of these other products in our OshKosh retail stores and online, which accounted for 2.4% of our consolidated net sales.

Royalty Income

We partner with a number of domestic licensees to extend the reach of our OshKosh brand. We currently have six domestic licensees selling apparel and accessories. Our largest licensing agreement is with Target Corporation. All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories. In fiscal 2012, we earned approximately $9.7 million in domestic royalty income from our OshKosh brands.

INTERNATIONAL

Our international segment includes Company-operated retail, wholesale, and online operations in addition to royalty income from our international licensees. In fiscal 2012, our international sales were $218.3 million, or 9.2% of consolidated net sales. As of December 29, 2012, we operated 82 retail stores in Canada. Additionally, our products are sold in approximately 50 countries through wholesale and licensing relationships.

We partner with approximately 25 licensees to sell the Carter's and OshKosh brands internationally in approximately 35 countries. In fiscal 2012, our OshKosh international licensees generated retail sales of approximately $91.0 million, on which we earned approximately $6.0 million in royalty income. In fiscal 2012, our international licensees generated Carter's brand retail sales of $11.4 million on which we earned $0.9 million in royalty income.

SEGMENTS

Business segment financial information for our five business segments: Carter's wholesale, Carter's retail, OshKosh retail, OshKosh wholesale, and international, is contained in Item 8 - “Financial Statements and Supplementary Data,” Note 17 - “Segment Information” to the accompanying audited consolidated financial statements.

SALES, MARKETING, AND DISTRIBUTION

As described above, we sell our products through the wholesale channel, through our retail stores in the U.S. and Canada, and online.

Our Carter's brand wholesale customers include major retailers, such as, Costco, JCPenney, Kohl's, Macy's, Sam's Club, Target, Toys “R” Us, and Walmart. We collaboratively plan with our wholesale customers for our baby products, which we refer to as core basics. We intend to drive continued growth with our wholesale customers through our focus on managing our key accounts' business through product mix, fixturing, brand presentation, advertising, and frequent meetings with the senior management of our major wholesale customers.

Our OshKosh brand wholesale customers include major retailers, such as, Belk, Bon-Ton, Fred Meyer, JCPenney, Kohl's, and Sears. We continue to work with our customers to establish seasonal plans for playclothes products. The majority of our OshKosh brand playclothes products will be planned and ordered seasonally as we introduce new products.

As of December 29, 2012, we operated 413 Carter's retail stores in the U.S., of which 235 were brand stores and 178 were outlet stores. These stores carry a complete assortment of first-quality baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,500 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. Our brand stores are generally located in high-traffic, strip centers located in or near major cities. We believe our brand strength and our assortment of core products have made our stores a destination location within many outlet and strip centers. Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.

As of December 29, 2012, we operated 168 OshKosh retail stores in the U.S., of which 147 were outlet stores and 21 were brand and specialty stores. These stores carry a wide assortment of young children's apparel, accessories, and gift items and average approximately 4,600 square feet per location.

As of December 29, 2012, we operated 82 retail stores in Canada. These stores average approximately 5,500 square feet per location, slightly larger than our U.S. based stores, and offer a similar product assortment, localized for climate differences.

Additionally, in 2012, we invested in a one million square foot multi-channel distribution center in Braselton, Georgia. All of our eCommerce business demand for the U.S. is fulfilled at the Braselton facility.

Store Expansion

We use a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density. Our stores are located in many of the outlet centers in the U.S. and we continue to add new brand store locations to our real estate portfolio.

Marketing

Our strategy is to strengthen our online and direct marketing with a focus on driving higher spend per customer, purchase frequency, and increasing return on our marketing investment. In fiscal 2012, we invested in a national marketing campaign for Carter's. The objective of the initiative was to further strengthen Carter's as the leading brand in young children's apparel in all channels of distribution; reinforce the brand's core attributes of trust, value and quality; and increase overall brand awareness.

GLOBAL SOURCING NETWORK

We source products internationally, primarily from Asia. One sourcing agent currently manages approximately 80% of our inventory purchases. Our sourcing network consists of over 75 vendors located in over 15 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

In fiscal 2012, we established new sourcing operations in Hong Kong. Our goal is to shift the mix of our direct sourcing from approximately 5% to 50% over the next five years in an effort to improve the performance of our supply chain.

COMPETITION

The baby and young children's apparel market is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in the wholesale channel include private label product offerings, and, in alphabetical order, Disney and Gerber. Our primary competitors in the retail store channel include, Disney, Gymboree, Old Navy, The Children's Place, and The Gap. Most retailers, including our wholesale customers, have significant private label product offerings that compete with our products. Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our Carter's, OshKosh, and related brand names combined with our breadth of product offerings and operational expertise position us well against these competitors.

TRADEMARKS AND COPYRIGHTS

We own many trademarks and copyrights, including Carter's®, OshKosh®, OshKosh B'gosh®, Child of Mine®, Just One You®, Precious Firsts™, Little Collections™, and Little Layette®, many of which are registered in the U.S. and in more than 120 foreign countries.

EMPLOYEES

As of December 29, 2012, we had 11,786 employees, 3,498 of whom were employed on a full-time basis and 8,288 of whom were employed on a part-time basis. We have no unionized employees. We have had no labor-related work stoppages and believe that our labor relations are good.

In fiscal 2012, we announced an initiative to consolidate certain retail and finance operations currently managed in Connecticut to Atlanta. This initiative is expected to be completed in fiscal 2013.

AVAILABLE INFORMATION

Our Internet address is www.carters.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. On our website, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We also make available on our website, the Carter's Code of Ethics, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. Our SEC filings are also available for reading and copying at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

In fiscal 2012, we derived approximately 25% of our consolidated net sales from our top four customers. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of our major customers may significantly decrease their business with us or terminate their relationship with us. Any such decrease or termination of our major customers' business could result in a material decrease in our sales and operating results.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a compelling value proposition for our consumers in the Company's distribution channels.  There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumers' tastes and preferences or fashion trends.  If consumers' tastes and preferences are not aligned with our product offerings, demand for our products may decline, promotional pricing may be required to move seasonal merchandise, and our gross margins and results of operations could be adversely affected.

The value of our brand, and our sales, could be diminished if we are associated with negative publicity.

Although our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, licensees, or their labor practices.  A violation of our vendor policies, licensee agreements, labor laws, or other laws by these vendors, independent manufacturers, or licensees could damage our brand image.  As a result, negative publicity regarding our Company, brands or products, including licensed products, could adversely affect our reputation and sales. Further, while the Company takes steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company's brand image will not be negatively impacted through its association with products or actions of licensees.

Our failure to protect our intellectual property rights could diminish the value of our brand, weaken our competitive position, and adversely affect our results.

We currently rely on a combination of trademark, unfair competition and copyright laws, as well as licensing arrangements, to establish and protect our intellectual property rights. The steps taken by us or by our licensees to protect our proprietary rights may not be adequate to prevent infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting marks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically, and any such claim could be expensive and time consuming to defend, regardless of its merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results.

We may incur substantial costs as a result of investigations or other proceedings related to previously disclosed investigations.

As previously reported, beginning in the fourth quarter of fiscal 2009, the SEC and the United States Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of the federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC's investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related enforcement proceedings. The Company may continue to incur substantial expenses for legal services due to the SEC and United States Attorney's Office investigations. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset such costs.
The Company's and its vendors' databases containing personal information of our retail and eCommerce customers could be breached, which could subject us to adverse publicity, litigation, and expenses.  In addition, if we are unable to comply with security standards created by the banks and payment card industry, our operations could be adversely affected.

We rely on the security of our networks and databases and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information.  In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information.  This could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our financial condition, results of operations, and reputation.  Further, if we are unable to comply with the security standards, established by banks and payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

Increases in production costs and deflationary pressures on our selling prices may adversely affect our results.

The Company's product costs are subject to fluctuations in costs such as manufacturing, cotton, labor, fuel, and transportation.  In recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. Although we expect product costs to decline in 2013 compared to 2012, we expect product costs will generally remain above historic levels. While we raised our selling prices on many of our products over the past two years, we have been unable to fully absorb the cost increases and our profitability has been adversely impacted. In recent years, the Company experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. If future product cost increases are more than anticipated and if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected. Future deflationary pressures on our selling prices could also adversely affect our profitability.

Our business is sensitive to overall levels of consumer spending, particularly in the young children's apparel segment.

Consumers' demand for young children's apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending. Discretionary consumer spending is impacted by employment levels, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence. Recent and further reductions, or lower-than-expected growth, in the level of discretionary spending may have a material adverse effect on the Company's sales and results of operations.

We source substantially all of our products through foreign production arrangements.  Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, unfavorable economic conditions, international events, or new foreign regulations and such disruptions may increase our cost of goods sold and decrease gross profit.

We source substantially all of our products through a network of vendors primarily in Asia, principally, coordinated by our sourcing agents and directly through our Hong Kong sourcing office.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•	financial instability of one or more of our major vendors;

•	political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•	interruptions in the supply of raw materials, including cotton, fabric, and trim items;

•	significant changes in the cost of labor in our sourcing locations;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports;

•	the occurrence of a natural disaster, unusual weather conditions, or an epidemic in foreign countries from which we source our products;

•	changes in the United States customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

•	disruptions in the global transportation network such as a port strike, capacity withholding, world trade restrictions, or war;

•	the application of foreign intellectual property laws;

•	the ability of our vendors to secure sufficient credit to finance the manufacturing process including the acquisition of raw materials;

•	exchange rate fluctuations between the Company's and/or its subsidiaries' functional currency and the currencies paid to foreign contractors; and

•	other events beyond our control that could interrupt our supply chain and delay receipt of our products into the United States.

We currently source most of our products through a single port. Labor disruptions at that port or otherwise along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, the shipping port we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. This may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We source substantially all of our products through a network of vendors.  We have limited control over these vendors and we may experience delays, product recalls, or loss of revenues if our products do not meet our quality standards.

Our vendors may not continue to provide products that are consistent with our standards.  We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards.  A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition.  Because we do not control our vendors, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.

We may experience delays, product recalls, or loss of revenues if our products do not meet regulatory requirements.

Our products are subject to regulation of and regulatory standards set by various governmental authorities including the Consumer Product Safety Commission, with respect to quality and safety.  These regulations and standards may change from time to time.  Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the compliance of merchandise we sell with these regulations and standards, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, and increased costs.

Any significant disruption to our eCommerce business, including order acceptance and processing, order fulfillment, web-hosting, warehousing, and call center operations, could result in lost sales and could harm our brand and our reputation in the marketplace.

The operation of our eCommerce business depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations.  We currently rely on a third party to host our eCommerce website, process and manage web orders, and operate a call center supporting our eCommerce business. Over the course of fiscal 2012, we transitioned fulfillment services in house and expect to transition additional services through 2013. Any significant disruption in the operations of our eCommerce business or in our ability to transition third party services effectively could result in lost sales and could harm our brand and our reputation in the marketplace.

The loss of a sourcing agent could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

One sourcing agent currently manages approximately 80% of our inventory purchases. Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results. In addition, we have recently increased the amount of our inventory that we source directly and plan to continue to further increase such amounts. We have limited experience in directly sourcing inventory purchases from foreign vendors and we may experience difficulty in the transition, which could disrupt our business, increase our costs, and have a material adverse effect on our operating results.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

The baby and young children's apparel market is highly competitive. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in our wholesale businesses include private label product offerings and Disney and Gerber. Our primary competitors in the retail store channel include Disney, Gymboree, Old Navy, The Children's Place, and The Gap. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to:

•	adapt to changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	devote greater resources to the marketing and sale of their products; and

•	adopt more aggressive pricing strategies than we can.

The Company's retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.

The Company's retail stores are located in leased retail locations across the United States and Canada. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or the Company is unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on the Company's sales, gross margin, and results of operations.

Profitability and our reputation and relationships could be negatively impacted if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.

If the Company does not adequately forecast demand for its products and purchases inventory to support an inaccurate forecast, the Company could experience increased costs and lower selling prices due to the need to dispose of excess inventory. In addition, if we forecast demand for our products that is lower than actual demand, we may experience insufficient levels of inventory, which could result in damage to our relationships with customers and our reputation with consumers.

We may not achieve sales growth plans, cost savings, and other assumptions that support the carrying value of our intangible assets.

As of December 29, 2012, the Company had goodwill of $136.6 million for Carter's and goodwill of $53.2 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, and $85.5 million for the OshKosh brand on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

The Company's success is dependent upon retaining key individuals within the organization to execute the Company's strategic plan.

The Company's ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, operations, and support function staffing is key to the Company's success.  If the Company were unable to attract and retain qualified individuals in these areas, an adverse impact on the Company's growth and results of operations may result.

The consolidation of the Company's Shelton, Connecticut-based operations with our Atlanta, Georgia-based operations may adversely affect our results of operations, financial position, and cash flows more than anticipated.

Actual charges related to the previously announced consolidation could be greater than estimated. The office consolidation may not be completed during the expected timeframe. If we do not effectively transition our workforce by identifying and relocating key positions and hiring qualified candidates in Georgia, we could experience business disruption due to a loss of historical knowledge and a lack of business continuity. We may not be able to achieve all or any of the expected benefits of the office consolidation as a result of any such business disruption or other factors. Disruption to our operations as a result of the consolidation could adversely affect our operations and financial results.

Failure to implement needed upgrades to our information technology systems could adversely affect our business.
As our business grows in size, complexity, and geography, we expect our information technology infrastructure to be in regular need of enhancement and upgrades. Failure to upgrade as needed or complications encountered in upgrading systems could cause disruptions that may adversely affect our business results or operations.  Further, additional investment needed to upgrade and expand our information technology infrastructure could require significant investment of additional resources and capital.

We may not effectively transition our distribution functions to our new Braselton, Georgia facility. If we encounter problems with our distribution facilities, our ability to deliver our products to the market could be adversely affected.

If we are unsuccessful in timely or effectively transitioning our distribution functions to this facility, we may not achieve planned efficiency improvements and may not have sufficient distribution capacity, which could cause sales to decline and costs to increase and could have a material adverse effect on our results of operations. In addition, our new distribution facilities in Braselton, Georgia are expected to be more complex to operate than our current facilities and we may face difficulty in hiring and training needed personnel. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on the proper operation of this facility. Disruptions could adversely affect our results of operations.

We may be unsuccessful in expanding into international markets.

Our business strategy includes expanding into new international markets, which may be accomplished either directly or through partners. For example, we recently acquired retail operations in Japan. We do not have significant experience operating in markets outside of the United States and Canada. Consumer demand, behavior, tastes, and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may encounter differences in business culture and the legal environment that may make working with commercial partners and hiring and retaining an adequate employee base more challenging. We may also face difficulties integrating foreign business operations with our current operations. Any of these challenges could hinder our success in new markets. Our entry into new markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and such costs may be greater than expected. We cannot be sure that we can successfully complete any planned expansion or that new international business will be profitable or meet our expectations. If our international expansion plans are unsuccessful, our results could be materially adversely affected.
Our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks.
Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to legal, regulatory, political, and economic risks. These include:

•	the burdens of complying with foreign laws and regulations, including trade and labor restrictions;

•
compliance with U.S. and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers in some international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	differences in business culture;

•	different laws governing relationships with employees and business partners;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.
We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S. or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, financial condition, or results of operations. Changes in regulatory, geopolitical, social or economic policies, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices.

The Company's future success and growth through expansion of its international operations could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar world-wide anti-bribery laws.

The United States Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws prohibit companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. The Company's policies mandate compliance with anti-bribery laws. The Company cannot provide assurance that our internal control policies and procedures, or those of our vendors, will protect from reckless or criminal acts committed by the Company's employees, agents, or vendors. Violations of these laws, or allegations of such violations, could disrupt the business and result in a material adverse effect on the Company's financial condition, results of operations, and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease space for retail stores, showrooms, distribution centers, and offices, principally in the U.S. and Canada. The majority of our premises are leased.

The following sets forth information with respect to our key properties:

Location	Approx. floor space in square feet	Principal use	Lease expiration date
Braselton, Georgia	1,060,000	Distribution/warehousing	September 2023
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2015
Chino, California	413,000	Distribution/warehousing	July 2014
Stockbridge, Georgia	311,000	Additional distribution/warehousing	December 2013
Hogansville, Georgia	258,000	Distribution/warehousing (1)	Owned
Phipps Tower, Atlanta, Georgia	225,000	Corporate headquarters	April 2030
Griffin, Georgia	215,000	Finance/information technology/benefits administration/rework	Owned
The Proscenium, Atlanta, Georgia	154,000	Executive offices/Carter's design/merchandising/marketing (2)	December 2013
Cambridge, Ontario	125,000	Distribution/warehousing	October 2019
Shelton, Connecticut	64,000	Finance/retail store administration (2)	February 2019
Cambridge, Ontario	46,332	Bonnie Togs distribution/warehousing	May 2014
Cambridge, Ontario	36,500	Bonnie Togs executive offices/distribution/warehousing	June 2021
Fayetteville, Georgia	30,000	Wholesale customer service/information technology	September 2020
(1) We are in the process of closing the Hogansville, Georgia, facility.
(2) We have announced our plans to consolidate the premises leased at both The Proscenium in Atlanta, Georgia, and Shelton, Connecticut at Phipps Tower in Atlanta, Georgia.

At December 29, 2012, the Company operated 581 leased retail stores, located primarily in outlet and strip centers, across the United States, having an average size of approximately 4,500 square feet. In addition, the Company operates 82 leased retail stores in Canada, having an average size of approximately 5,500 square feet. The majority of the Company's lease terms range between five to ten years.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI. The last reported sale price per share of our common stock on February 25, 2013 was $57.84. On that date there were approximately 200 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2012	High	Low
First quarter	$50.21	$38.66
Second quarter	$57.27	$47.95
Third quarter	$57.62	$48.67
Fourth quarter	$56.10	$49.61

2011	High	Low
First quarter	$30.26	$26.50
Second quarter	$32.88	$27.72
Third quarter	$34.50	$27.44
Fourth quarter	$41.70	$29.92

SHARE REPURCHASES

The following table provides information about shares acquired from employees during the fourth quarter of fiscal 2012 to satisfy the required withholding of taxes in connection with the vesting of restricted stock:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

September 30, 2012 through October 27, 2012	—	$—	—	Not applicable

October 28, 2012 through November 24, 2012	994	$52.24	—	Not applicable

November 25, 2012 through December 29, 2012	—	$—	—	Not applicable

Total	994	$52.24	—	Not applicable

(1)	All of the shares were surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

Repurchase Program

During fiscal 2010, the Company's Board of Directors approved a share repurchase authorization, pursuant to which the Company is authorized to purchase up to $100 million of its outstanding common shares. The total remaining capacity under this authorization was approximately $58.9 million as of December 29, 2012. This authorization has no expiration date. The timing and amount of any future share repurchases will be determined by the Company's management, based upon its evaluation of market conditions, share price, other investment priorities, and other factors. The Company did not repurchase any shares of its common stock during fiscal 2012 and 2011 pursuant to any share repurchase authorization.

DIVIDENDS

Provisions in our revolving credit facility currently restrict the ability of our operating subsidiary, The William Carter Company (“TWCC”), from paying cash dividends to our parent company, Carter's, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which could materially restrict Carter's, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial and other data has been derived from our consolidated financial statements for each of the five years presented. The following information should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data," which includes the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or the respective prior fiscal years' Form 10-K. Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

	For the fiscal years ended
(dollars in thousands, except per share data)	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009 (d)

Operating Data:
Wholesale sales - Carter's	$981,445	$939,115	$827,815	$742,224	$730,043
Retail sales - Carter's	818,909	671,590	546,233	489,740	422,436
Retails sales - OshKosh	283,343	280,900	264,887	257,289	249,130
Wholesale sales - OshKosh	79,752	81,888	75,484	72,448	73,014
International	218,285	136,241	34,837	27,976	19,897
Total net sales	2,381,734	2,109,734	1,749,256	1,589,677	1,494,520
Cost of goods sold	1,443,786	1,417,456	1,074,539	984,506	974,949
Gross profit (a)	937,948	692,278	674,717	605,171	519,571
Selling, general, and administrative expenses (b)	713,211	542,086	469,037	445,979	413,258
Royalty income	(37,249)	(37,274)	(37,576)	(36,421)	(33,685)
Operating income	261,986	187,466	243,256	195,613	139,998
Interest income	(255)	(386)	(575)	(219)	(1,491)
Interest expense	6,995	7,534	10,445	12,004	19,578
Foreign exchange gain	(145)	(570)	—	—	—
Income before income taxes	255,391	180,888	233,386	183,828	121,911
Provision for income taxes	94,241	66,872	86,914	68,188	44,007
Net income	$161,150	$114,016	$146,472	$115,640	$77,904

Per Common Share Data:
Basic net income	$2.73	$1.96	$2.50	$2.03	$1.37
Diluted net income	$2.69	$1.94	$2.46	$1.97	$1.33
Balance Sheet Data:
Working capital (c)	$713,468	$629,394	$532,891	$505,051	$359,919
Total assets	$1,630,109	$1,402,709	$1,257,182	$1,208,599	$1,038,012
Total debt, including current maturities	$186,000	$236,000	$236,000	$334,523	$338,026
Stockholder's equity	$985,479	$805,709	$679,936	$556,024	$413,551
Cash Flow Data:
Net cash provided by operating activities	$278,619	$81,074	$85,821	$188,859	$181,041
Net cash used in investing activities	$(83,392)	$(106,692)	$(39,496)	$(29,516)	$(34,947)
Net cash (used in) provided by financing activities	$(46,317)	$11,505	$(133,984)	$13,349	$(32,757)
Other Data:
Gross Margin	39.4%	32.8%	38.6%	38.1%	34.8%
Depreciation and amortization	$39,473	$32,548	$31,727	$32,274	$30,158
Capital expenditures	$83,398	$45,495	$39,782	$33,600	$34,947

NOTES TO SELECTED FINANCIAL DATA

(a)	Gross profit in fiscal 2011 includes $6.7 million in additional expenses related to the amortization of the fair value step-up of inventory acquired as a result of the Acquisition.

(b)	Selling, general, & administrative expenses includes the following items:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009

Workforce reduction, facility write-down, and closure costs	$9,490	$—	—	$10,771	$2,609
Investigation expenses	$—	$—	—	$5,717	$—
Executive retirement charges	$—	$—	—	$—	$5,325
Revaluation of contingent consideration	$3,589	$2,484	—	$—	$—
Acquisition-related charges	$—	$3,050	—	$—	$—

(c)	Represents total current assets less total current liabilities.

(d)	Fiscal 2008 contained 53 weeks of financial results.

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

Fiscal Year

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Consistent with this policy, fiscal 2012 ended on December 29, 2012, fiscal 2011 ended on December 31, 2011, and fiscal 2010 ended on January 1, 2011. Each of these fiscal years contained 52 weeks of financial results.

Our Business

We are the largest branded marketer in the United States of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh ("OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to seven. Established in 1895, OshKosh is a well-known brand, trusted by consumers for its line of apparel for children sizes newborn to 12. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

In the U.S., our brands compete in the $21 billion children's apparel market, for children ages zero to seven, with our Carter's brand achieving the #1 position with a 13.9% market share and our OshKosh brand having a 2.6% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories. Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

In the U.S., our products are sold through approximately 17,000 wholesale locations (including national department stores, chain and specialty stores, and discount retailers), 581 Company-operated stores and through our websites. As of December 29, 2012, we operated 413 Carter's and 168 OshKosh outlet, brand, and specialty stores in the U.S. Internationally, as of December 29, 2012, our products are sold via 82 Company-operated stores in Canada, in addition to our wholesale, licensing, and online channels.

Consistent with our strategy to extend the reach of our brands, on February 1, 2013, we closed on a transaction with a former licensee in Japan. The Company currently sells Carter's and OshKosh B'gosh branded products through 97 retail locations, which include 14 branded stores and 83 additional retail points of distribution.
Overview

In the fourth quarter of fiscal 2012, we announced our plans to consolidate the retail and finance operations currently managed in our Shelton, Connecticut facility with our Atlanta, Georgia based operations. In conjunction with the plan to close the facility, we recorded charges of approximately $6.4 million, primarily related to severance, relocation and recruiting expenses, and accelerated depreciation.

In the fourth quarter of fiscal 2012, we entered into a lease agreement for approximately 225,000 square feet of office space located in Atlanta, Georgia. This office space will serve as the new, world-wide corporate headquarters. The lease agreement expires on April 30, 2030. We plan to occupy the facility no later than December 31, 2013.
In the first quarter of fiscal 2012, we announced our plans to close our Hogansville, Georgia facility, consistent with our strategy to strengthen our distribution capabilities and open a new, larger multi-channel distribution facility in Braselton,

Georgia. In conjunction with the plan to close the Hogansville distribution facility, we recorded charges of approximately $3.1 million in closing-related costs, primarily related to severance and accelerated depreciation.

On June 30, 2011, we purchased Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children's apparel and accessories marketplace. Prior to the Acquisition, Bonnie Togs was a significant international licensee of the Company. The operating results for the Canadian business have been consolidated in the Company's operating results effective from the date of the Acquisition.

Segments

The five business segments we use to manage and evaluate our performance are: Carter's wholesale, Carter's retail, OshKosh retail, OshKosh wholesale, and international.
RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	For the fiscal years ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net sales

Carter’s Wholesale	41.2%	44.5%	47.3%
Carter’s Retail	34.4%	31.8%	31.2%
Total Carter’s	75.6%	76.3%	78.5%

OshKosh Retail	11.9%	13.3%	15.2%
OshKosh Wholesale	3.3%	3.9%	4.3%
Total OshKosh	15.2%	17.2%	19.5%

International	9.2%	6.5%	2.0%

Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	67.2%	61.4%

Gross profit	39.4%	32.8%	38.6%
Selling, general, and administrative expenses	29.9%	25.7%	26.8%
Royalty income	(1.6)%	(1.7)%	(2.2)%

Operating income	11.0%	8.9%	13.9%
Interest expense, net	0.3%	0.3%	0.6%
Foreign currency gain	—%	—%	—%

Income before income taxes	10.7%	8.6%	13.3%
Provision for income taxes	4.0%	3.2%	4.9%

Net income	6.8%	5.4%	8.4%

Number of retail stores at end of period:
Carter’s - U.S.	413	359	306
OshKosh - U.S.	168	170	180
International	82	65	—
Total	663	594	486

Note: Results may not be additive due to rounding.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL YEAR ENDED DECEMBER 29, 2012 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2011

CONSOLIDATED NET SALES

In fiscal 2012, consolidated net sales increased $272.0 million, or 12.9%, to $2.4 billion. The growth reflects higher sales across all segments, except OshKosh Wholesale, and the effect of a full year of sales in fiscal 2012 from the acquisition of Bonnie Togs versus six months of sales in the prior year. Consolidated net sales for fiscal 2012 include $46.1 million in off-price channel sales, compared to $79.5 million in fiscal 2011.

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	% of Total	December 31, 2011	% of Total

Net sales:
Carter’s Wholesale	$981,445	41.2%	$939,115	44.5%
Carter’s Retail	818,909	34.4%	671,590	31.8%
Total Carter’s	1,800,354	75.6%	1,610,705	76.3%

OshKosh Retail	283,343	11.9%	280,900	13.3%
OshKosh Wholesale	79,752	3.3%	81,888	3.9%
Total OshKosh	363,095	15.2%	362,788	17.2%
International	218,285	9.2%	136,241	6.5%
Total net sales	$2,381,734	100.0%	$2,109,734	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $42.3 million, or 4.5%, in fiscal 2012 to $981.4 million. This growth was primarily driven by a 5.2% increase in average price per unit, partially offset by a 0.7% decrease in units shipped as compared to fiscal 2011. The increase in average price per unit resulted from improved price realization across our product offerings and lower levels of off-price channel sales. The decrease in units shipped was primarily due to fewer shipments in the off-price channel.

CARTER’S RETAIL SALES

Carter’s retail store sales increased $147.3 million, or 21.9%, in fiscal 2012 to $818.9 million. The increase was driven by incremental sales of $77.3 million generated by new store openings, $54.3 million generated by eCommerce sales, and a comparable store sales increase of $23.5 million, or 3.9%, partially offset by the impact of store closings of $7.8 million. On a comparable store basis, the average transaction value increased 3.6% principally due to improved price realization.

Our comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores, and certain relocated stores. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store calculation. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the period are included in the comparable store sales calculation up to the last full fiscal month of operations.

During fiscal 2012, we opened 63 Carter's stores and closed nine stores. There were a total of 413 Carter’s retail stores as of December 29, 2012. In total, we plan to open approximately 60 and close five Carter’s retail stores during fiscal 2013.

OSHKOSH RETAIL SALES

OshKosh retail store sales increased $2.4 million, or 0.9%, in fiscal 2012 to $283.3 million. The increase reflects incremental sales of $15.1 million generated by eCommerce sales and $3.8 million generated by new store openings, partially offset by the impact of store closings of $11.4 million and a comparable store sales decrease of $5.1 million, or 2.0%. On a comparable store basis, the average transaction value increased 4.0% as a result of improved price realization, and the number of transactions decreased 5.8% due to a decline in traffic.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During fiscal 2012, we opened eight OshKosh stores and closed ten stores. There were a total of 168 OshKosh retail stores as of December 29, 2012. In total, we plan to open approximately 15 and close four OshKosh retail stores during fiscal 2013.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $2.1 million, or 2.6%, in fiscal 2012 to $79.8 million. Our wholesale sales experienced an 11.6% decrease in units shipped and a 10.2% increase in average price per unit, primarily due to lower off-price channel sales in fiscal 2012, as compared to fiscal 2011.

INTERNATIONAL SALES

Our international sales include our Canadian retail and wholesale operations, and international wholesale sales.

International sales increased $82.0 million, or 60.2%, in fiscal 2012 to $218.3 million. Our international retail sales increased $69.5 million to $136.5 million, reflecting a full year of Canadian sales in fiscal 2012 as compared to two quarters in fiscal 2011. In addition, international wholesale sales increased $12.5 million, or 18.1%, to $81.8 million, driven by a full year of Canadian wholesale sales in fiscal 2012 as compared to two quarters in fiscal 2011, along with higher wholesale sales in other countries.

During fiscal 2012, we opened 18 retail stores in Canada and closed one store. There were a total of 82 retail stores in Canada as of December 29, 2012. In fiscal 2013, we plan to open a total of approximately 20 retail stores in Canada and close one.

GROSS PROFIT

Our gross profit increased $245.7 million, or 35.5%, to $937.9 million in fiscal 2012. Gross margin increased from 32.8% in fiscal 2011 to 39.4% in fiscal 2012. Gross margin in fiscal 2012 was favorably affected by higher selling prices, lower product costs, greater contribution from the direct-to-consumer business, and the absence of the Acquisition fair value adjustment.

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2012 increased $171.1 million, or 31.6%, to $713.2 million. As a percentage of net sales, selling, general, and administrative expenses increased from 25.7% to 29.9% in fiscal 2012.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$28.2 million in higher provisions for performance-based compensation;

•	$27.9 million in higher international retail store expenses, reflecting a full year of sales from our Canadian business in fiscal 2012 versus six months of sales in fiscal 2011;

•	$17.2 million in incremental operating expenses associated with the growth of the eCommerce business;

•	$15.6 million in marketing expenses primarily related to branding initiatives; and

•	$9.5 million in expenses related to the facility closure of the Hogansville distribution center and the Shelton office consolidation.

Slightly offsetting these increases were:

•	$3.0 million in professional service fees recorded in fiscal 2011 in connection with the acquisition of Bonnie Togs.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in fiscal 2012 was approximately $37.2 million (including $6.8 million of international royalty income), a decrease of 0.1%, as compared to fiscal 2011. The slight decrease reflects the absence of international royalty income from our former licensee, Bonnie Togs, which was acquired in June 2011, primarily offset by increased sales from other licensees.

OPERATING INCOME

Operating income increased $74.5 million, or 39.8%, to $262.0 million in fiscal 2012 due to the factors described above.

INTEREST EXPENSE, NET

Interest expense, net in fiscal 2012 decreased $0.4 million, or 5.7%, to $6.7 million, compared to fiscal 2011. Weighted-average borrowings for fiscal 2012 were $210.4 million at an effective interest rate of 3.23%, as compared to weighted-average borrowings for fiscal 2011 of $236.0 million at an effective interest rate of 3.25%. The effective interest rate calculation includes the amortization of debt issuance costs.

FOREIGN CURRENCY GAIN

During fiscal 2012, we recorded foreign currency gains of $0.1 million related to the mark-to-market adjustment on foreign currency exchange contracts and foreign currency denominated payables.

During fiscal 2011, we recorded foreign currency gains of $0.6 million, as a result of a forward foreign currency exchange contract to reduce our risk from exchange fluctuations on the purchase price of Bonnie Togs and the mark-to-market adjustments on foreign currency exchange contracts and foreign currency denominated payables.

INCOME TAXES

Our effective tax rate was 36.9% for fiscal 2012 as compared to 37.0% for fiscal 2011. The slight decrease in our effective rate is attributable to our Canadian operations which carry a lower overall effective tax rate. For both years, the effective tax rate was favorably affected by the recognition of previously recorded uncertain tax positions.

NET INCOME

Our net income for fiscal 2012 increased $47.1 million, or 41.3%, to $161.2 million as compared to $114.0 million in fiscal 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED WITH FISCAL YEAR ENDED JANUARY 1, 2011

CONSOLIDATED NET SALES

Consolidated net sales for fiscal 2011 were $2.1 billion, an increase of $360.5 million, or 20.6%, compared to $1.7 billion in fiscal 2010 and reflects growth in all of our segments and the Acquisition.

	For the fiscal years ended
(dollars in thousands)	December 31, 2011	% of Total	January 1, 2011	% of Total

Net sales:
Carter's Wholesale	$939,115	44.5%	$827,815	47.3%
Carter's Retail	671,590	31.8%	546,233	31.2%
Total Carter's	1,610,705	76.3%	1,374,048	78.5%

OshKosh Retail	280,900	13.3%	264,887	15.2%
OshKosh Wholesale	81,888	3.9%	75,484	4.3%
Total OshKosh	362,788	17.2%	340,371	19.5%

International	136,241	6.5%	34,837	2.0%
Total net sales	$2,109,734	100%	$1,749,256	100%

CARTER'S WHOLESALE SALES

Carter's wholesale sales increased $111.3 million, or 13.4%, in fiscal 2011 to $939.1 million. This growth was driven by an 8% increase in units shipped and a 5% increase in average price per unit, as compared to fiscal 2010. The increase in units shipped was primarily driven by continued strong demand for our Carter's and Child of Mine product offerings and an increase in shipments to the off-price channel. The increase in average price per unit primarily reflects higher average selling prices on our product offerings.

CARTER'S RETAIL SALES

Carter's retail sales increased $125.4 million, or 22.9%, in fiscal 2011 to $671.6 million. The increase was driven by incremental sales of $57.0 million generated by new store openings, $40.8 million generated by eCommerce sales, and a comparable store sales increase of $29.1 million, or 5.6% (based on 296 locations), partially offset by the effect of store closures of $1.5 million. During fiscal 2011, on a comparable store basis, average prices increased 5.0% on our product offerings, units per transaction increased 1.9%, and transactions decreased 1.3%. Despite a decline in consumer traffic, we believe comparable store sales were strong.

There were a total of 359 Carter's retail stores open as of December 31, 2011. During fiscal 2011, we opened 56 and closed three Carter's retail stores.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $16.0 million, or 6.0%, in fiscal 2011 to $280.9 million. The increase reflects incremental sales of $12.9 million generated by eCommerce sales and $8.9 million generated by new store openings, partially offset by the effect of store closings of $5.0 million and a comparable store sales decrease of $0.7 million, or 0.3% (based on 163 locations). On a comparable store basis, units per transaction increased 2.4%, average prices increased 1.0%, and transactions decreased 3.6% on our product offerings. We believe this decrease was driven by the decline in consumer traffic.

There were a total of 170 OshKosh retail stores open as of December 31, 2011. During fiscal 2011, we opened three and closed 13 OshKosh retail stores.

OSHKOSH WHOLESALE SALES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OshKosh wholesale sales increased $6.4 million, or 8.5%, in fiscal 2011 to $81.9 million. The increase in OshKosh wholesale sales was driven by an 8% increase in average price per unit and a 1% increase in units shipped, as compared to fiscal 2010. The increase in average price per unit primarily reflects higher average selling prices. The increase in units shipped was primarily driven by an increase in shipments to our off-price customers.

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

GROSS PROFIT

Our gross profit increased $17.6 million, or 2.6%, to $692.3 million in fiscal 2011. Gross margin decreased from 38.6% in fiscal 2010 to 32.8% in fiscal 2011.

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

The Company includes distribution costs in its selling, general, and administrative expenses. Accordingly, the Company's gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2011 increased $73.0 million, or 15.6%, to $542.1 million. As a percentage of net sales, selling, general, and administrative expenses was 25.7% in fiscal 2011 as compared to 26.8% in fiscal 2010.

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

(ii) $3.0 million of Bonnie Togs acquisition-related expenses during fiscal 2011; and

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

We license the use of our Carter's, Just One You, and Child of Mine brands. Domestic royalty income from these brands was approximately $18.5 million, an increase of 0.9%, or $0.2 million, as compared to fiscal 2010 resulting from higher sales by our Carter's brand and Just One You brand licensees, partially offset by lower sales from our Child of Mine brand licensees. The Carter's brand internationally generated $1.3 million in royalty income in fiscal 2011 as compared to $1.9 million in fiscal 2010.

We also license the use of our OshKosh B'gosh, OshKosh, and Genuine Kids from OshKosh brands. Domestic royalty income from these brands increased approximately $0.5 million, or 5.1%, to $10.3 million in fiscal 2011. This increase was driven by increased sales by our Genuine Kids from OshKosh brand sold at Target. The OshKosh brand internationally generated $7.1 million in royalty income in fiscal 2011 as compared to $7.5 million in fiscal 2010.

OPERATING INCOME

Our operating income decreased $55.8 million, or 22.9%, to $187.5 million in fiscal 2011. This decrease in operating income is attributable to the factors described above.

INTEREST EXPENSE, NET

Interest expense, net, in fiscal 2011 decreased $2.7 million, or 27.6%, to $7.1 million. This decrease is attributable to $47.3 million in lower weighted-average borrowings. In fiscal 2011, weighted-average borrowings were $236 million at an effective interest rate of 3.25%, as compared to weighted-average borrowings of $283.3 million at an effective interest rate of 3.67%. The effective interest rate calculation includes the amortization of debt issuance costs. In fiscal 2010, we recorded $1.7 million in interest expense related to our interest rate swap agreements and a $1.7 million write-off of debt issuance costs related to the prepayment of a portion of our term loan debt.

FOREIGN CURRENCY GAIN

As part of the Acquisition, we entered into a forward foreign currency exchange contract to reduce its risk from exchange rate fluctuations on the purchase price of Bonnie Togs. The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings during the second quarter of fiscal 2011. In addition, during fiscal 2011, we recorded $0.4 million net gain primarily related to our Canadian subsidiary's foreign currency exchange contracts and its foreign denominated payables.

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

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures. Substantially all of our cash is held in the U.S. Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolving credit facility, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Part I, Item 1A of this filing.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net accounts receivable at December 29, 2012 were $168.0 million compared to $157.8 million at December 31, 2011. The increase of $10.3 million, or 6.5%, as compared to December 31, 2011 primarily reflects higher sales of Carter's brand and certain wholesale product offerings in the latter part of fiscal 2012 as compared to fiscal 2011.

Net inventories at December 29, 2012 were $349.5 million compared to $347.2 million at December 31, 2011. The increase of $2.3 million, or 0.7%, as compared to December 31, 2011, reflects growth in the business and timing of shipments, partially offset by lower product costs.

Net cash provided by operating activities for fiscal 2012 was $278.6 million compared to net cash provided by operating activities of $81.1 million in fiscal 2011. The increase in operating cash flow primarily reflects favorable changes in net working capital and increased earnings.

Our capital expenditures were $83.4 million in fiscal 2012 compared to $45.5 million in fiscal 2011, primarily reflecting approximately $50.0 million for U.S. and international retail store openings and remodelings, $13.4 million related to Braselton, and $9.8 million for information technology.

We plan to invest approximately $200 million in capital expenditures in fiscal 2013, primarily for U.S. and international retail store openings and remodelings, the expansion of our distribution capacity with the addition of the Braselton, Georgia facility, and expenditures related to the new corporate headquarters in Atlanta.

REVOLVING CREDIT FACILITY
On October 15, 2010, we entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. This revolving credit facility was immediately drawn upon to pay off our former term loan of $232.2 million and pay transaction fees and expenses of $3.8 million, leaving approximately $130 million available under the revolver for future borrowings (net of letters of credit of approximately $8.6 million).
On December 22, 2011, we amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars.
On August 31, 2012, we amended and restated the revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, we recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, will be amortized over the new remaining term of the facility (five years). The term of the revolving credit facility expires August 31, 2017.
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
AND RESULTS OF OPERATIONS (Continued)

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
Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%.
Covenants
The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company's consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2016, 3.75:1.00 and (y) if such period ends after December 31, 2016, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.50:1.00. As of December 29, 2012, we are in compliance with our financial debt covenants.
Provisions in our senior credit facility currently restrict the ability of our operating subsidiary, The William Carter Company ("TWCC"), from paying cash dividends to our parent company, Carter's, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which could materially restrict Carter's, Inc. from paying cash dividends on our common stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future, but intend to retain future earnings, if any, for reinvestment in the future operation and expansion of our business and related development activities.  Any future decision to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as our Board of Directors deems relevant.
Outstanding Amount and Interest Expense

During 2012, we made total net payments on our revolving credit facility of $50.0 million. At December 29, 2012, we had approximately $186.0 million in revolver borrowings, exclusive of $12.4 million of outstanding letters of credit, leaving approximately $189.0 million available for future borrowings. Weighted-average borrowings for fiscal 2012 were $210.4 million at an effective interest rate of 3.23%, as compared to weighted-average borrowings for fiscal 2011 of $236.0 million at an effective interest rate of 3.25%. The effective interest rate calculation includes the amortization of debt issuance costs.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of December 29, 2012, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the applicable rate applied to our weighted-average borrowings would have increased or decreased our fiscal 2012 interest cost by approximately $2.1 million.

BONNIE TOGS ACQUISITION

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

As of December 29, 2012, a discounted contingent consideration liability of approximately $29.7 million was recorded, based upon the high probability that Bonnie Togs will attain its earnings targets, of which approximately $14.4 million is included in other current liabilities and the remainder is included in other long-term liabilities, on the accompanying audited consolidated balance sheet.

FACILITY CLOSURES

In conjunction with the plan to close the Hogansville, Georgia distribution facility, we expect to incur, in fiscal 2013, closure-related charges of approximately $2.2 million, comprising $0.6 million for one-time termination benefits, $0.5 million in accelerated depreciation, and other closure costs of $1.0 million. The salvage value of this facility is estimated to be $2.0 million.

On October 11, 2012, we announced our plans to consolidate the retail and financial operations currently managed in our Shelton, Connecticut facility with our Atlanta, Georgia based operations. We expect to complete this consolidation by the end of fiscal 2013. We anticipate pre-tax consolidation-related expenses in fiscal 2013 of approximately $32 - $36 million. Included in the total are cash charges of approximately $30 million, comprising $13 million of recruiting and relocation expenses, $5 million of employee severance and other benefit costs, $8 million of lease-related charges, and $5 million of other closure costs. We also expect approximately $4 million in non-cash accelerated depreciation expense.

SHARE REPURCHASES

During fiscal 2010, our Board of Directors approved a share repurchase authorization pursuant to which we are authorized to purchase up to $100 million of our outstanding common shares. The total remaining capacity under this authorization was approximately $58.9 million as of December 29, 2012. This authorization has no expire date. We did not repurchase any shares of our common stock during the fiscal years ended December 29, 2012 and December 31, 2011 pursuant to any repurchase authorization other than the shares of common stock from the Company’s employees to satisfy tax withholding obligations upon vesting of restricted stock to such employees. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

COMMITMENTS

The following table summarizes as of December 29, 2012, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total

Long-term debt	$—	$—	$—	$—	$186,000	$—	$186,000
Interest on debt (a)	3,181	3,181	3,181	3,181	2,120	—	14,844
Operating leases	95,091	85,407	78,579	72,922	67,941	259,768	659,708
Total financial obligations	98,272	88,588	81,760	76,103	256,061	259,768	860,552

Letters of credit	12,368	—	—	—	—	—	12,368
Total financial obligations and commitments (b) (c)	$110,640	$88,588	$81,760	$76,103	$256,061	$259,768	$872,920

(a) Reflects estimated variable rate interest on obligations outstanding on our revolving credit facility as of December 29, 2012 using an interest rate of 1.71% (rate in effect at December 29, 2012).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(b) The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(c) The table above excludes purchase obligations. Our estimate as of December 29, 2012 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less is estimated to be $550 - $650 million.

In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations and contingent consideration liabilities, which are included in other current and other long-term liabilities, as further described in our notes to the accompanying audited consolidated financial statements.

LIQUIDITY OUTLOOK

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.

EFFECTS OF INFLATION AND DEFLATION

In recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. Although we expect product costs to decline in fiscal 2013 compared to fiscal 2012, we expect product costs will generally remain above historic levels. While we raised our selling prices on many of our products over the past two years, we have been unable to fully absorb the cost increases and our profitability has been adversely impacted. In recent years, we experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry.

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
AND RESULTS OF OPERATIONS (Continued)

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

Our significant accounting policies are described in Note 2 to our accompanying audited consolidated financial statements. The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

REVENUE RECOGNITION

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

We record cooperative advertising arrangements with major wholesale customers at fair value. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements of approximately $4.6 million, $3.6 million, and $4.0 million for fiscal years 2012, 2011, and 2010, respectively, as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

INVENTORY

We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional write-downs may be required.

GOODWILL AND TRADENAME

As of December 29, 2012, we had approximately $189.7 million in Carter’s and Bonnie Togs goodwill and $305.9 million of aggregate value related to the Carter’s, OshKosh, and Bonnie Togs tradename assets.  The fair value of the Carter’s and OshKosh tradenames were valued at the time of the applicable acquisition using discounted cash flow analysis (in 2001, in the case of Carter’s, and 2005, in the case of OshKosh). The Carter’s and OshKosh tradenames were determined to have indefinite lives. The Bonnie Togs tradename was valued at the date of the acquisition in 2011, also using a discounted cash flow analysis. The Bonnie Togs tradename was determined to have a definite life and is being amortized over two years.

The carrying values of the goodwill and indefinite lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use discounted cash flow models for quantitative assessments to determine

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess. For indefinite-lived intangibles, we may utilize a qualitative assessment, as described below, to determine whether the fair value of the indefinite-lived asset is less than its carrying value.

We perform impairment tests of goodwill at the reporting unit level. We may utilize a qualitative assessment to determine if it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. If so, it is determined that the two-step goodwill impairment test using quantitative assessments is required to be performed. If not, no further testing is required and the relevant qualitative factors supporting the strength in fair value are documented. Qualitative factors may include, but are not limited to: macroeconomic conditions; industry and market considerations; cost factors that may have a negative effect on earnings; overall financial performance; and other relevant entity-specific events.

Under the quantitative assessment, the first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analysis, including, but not limited to, the estimated cost of capital and/or discount rates.  Additionally, we are required to ensure that assumptions used to determine fair value in our analysis are consistent with the assumptions a hypothetical marketplace participant would use.  As a result, the cost of capital and/or discount rates used in our analysis may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed.  Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecast amounts.

Based upon our most recent assessment, performed as of December 29, 2012, there was no impairment in the value of goodwill or indefinite-lived tradename assets.

ACCRUED EXPENSES

Accrued expenses for workers’ compensation, incentive compensation, health insurance, 401(k), and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

LOSS CONTINGENCIES

We record accruals for various contingencies including legal exposures as they arise in the normal course of business. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable. Our assessment is developed in consultation with our internal and external counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact our consolidated financial statements.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing the accompanying audited consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign). We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. We determine whether it is "more likely than not" that a tax position will be sustained upon the examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those income

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties are also recognized.

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

FOREIGN CURRENCY

The functional currency of substantially all of our foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution (401(k)) plan, a frozen defined benefit pension plan and other unfunded post-retirement plans.  The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations, and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions.  Actual results that differ from the actuarial assumptions are reflected as unrecognized gains and losses.  Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.

Any future obligation under our pension plan not funded from investment returns on plan assets will be funded from cash flows from operations.

The most significant assumption used to determine the Company's projected benefit obligation under its defined benefit plans is the discount rate used to determine the projected benefit obligation.  A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.5 million.

See the employee benefit plans footnote to our accompanying audited consolidated financial statements for further details on rates and assumptions.

STOCK-BASED COMPENSATION ARRANGEMENTS

We account for the cost resulting from stock-based compensation arrangements at grant date fair value, utilizing the Black-Scholes option pricing model, which requires the use of subjective assumptions. These assumptions include the following:

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

Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the accompanying consolidated statements of operations.

We account for performance-based awards over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved. We reassess the probability of vesting at each reporting period for awards with performance criteria and adjusts stock-based compensation expense based on its probability assessment.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2013 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. These risks are described herein under Item 1A of Part I. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar.  Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. We employ foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. As of December 29, 2012, there are no outstanding foreign exchange contracts.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of December 29, 2012, our outstanding variable rate debt aggregated approximately $186.0 million. Weighted-average borrowings for fiscal 2012 were $210.4 million. An increase or decrease of 1% in the effective interest rate would have increased or decreased our fiscal 2012 interest cost by approximately $2.1 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Carter's, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter's, Inc. and its subsidiaries at December 29, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Stamford, CT
February 27, 2013

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$382,236	$233,494
Accounts receivable, net	168,046	157,754
Finished goods inventories, net	349,530	347,215
Prepaid expenses and other current assets	22,216	18,519
Deferred income taxes	35,675	25,165

Total current assets	957,703	782,147
Property, plant, and equipment, net	170,110	122,346
Tradenames	305,884	306,176
Goodwill	189,749	188,679
Deferred debt issuance costs, net	2,878	2,624
Other intangible assets, net	188	258
Other assets	3,597	479

Total assets	$1,630,109	$1,402,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable	149,625	102,804
Other current liabilities	94,610	49,949

Total current liabilities	244,235	152,753
Long-term debt	186,000	236,000
Deferred income taxes	114,341	114,421
Other long-term liabilities	100,054	93,826

Total liabilities	644,630	597,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 29, 2012, and December 31, 2011, respectively	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 59,126,639 and 58,595,421 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	591	586
Additional paid-in capital	250,276	231,738
Accumulated other comprehensive loss	(11,205)	(11,282)
Retained earnings	745,817	584,667

Total stockholders’ equity	985,479	805,709

Total liabilities and stockholders’ equity	$1,630,109	$1,402,709

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net sales	$2,381,734	$2,109,734	$1,749,256
Cost of goods sold	1,443,786	1,417,456	1,074,539

Gross profit	937,948	692,278	674,717
Selling, general, and administrative expenses	713,211	542,086	469,037
Royalty income	(37,249)	(37,274)	(37,576)

Operating income	261,986	187,466	243,256
Interest expense	6,995	7,534	10,445
Interest income	(255)	(386)	(575)
Foreign currency gain	(145)	(570)	—

Income before income taxes	255,391	180,888	233,386
Provision for income taxes	94,241	66,872	86,914

Net income	$161,150	$114,016	$146,472

Basic net income per common share	$2.73	$1.96	$2.50
Diluted net income per common share	$2.69	$1.94	$2.46

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal years ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net income	$161,150	$114,016	$146,472
Other comprehensive income (loss):
Unrealized (loss) gain on OshKosh defined benefit plan, net of tax of $690, $3,660 and ($620), for the fiscal years 2012, 2011, and 2010, respectively	(1,163)	(6,206)	1,137
Unrealized gain (loss) on Carter's post-retirement benefit obligation, net of tax of ($107), $36, and ($100), for fiscal years 2012, 2011, and 2010, respectively	182	(62)	185
Realized gain on interest rate swap, net of of tax of $97	—	—	166
Unrealized gain on interest rate swap, net of tax of $378	—	—	688
Foreign currency translation adjustments	1,058	(3,124)	—
Total other comprehensive income (loss)	77	(9,392)	2,176

Comprehensive income	$161,227	$104,624	$148,648

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income	$161,150	$114,016	$146,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,473	32,548	31,727
Amortization of Bonnie Togs inventory step-up	—	6,672	—
Non-cash revaluation of contingent consideration	3,589	2,484	—
Amortization of Bonnie Togs tradename and non-compete agreements	375	187	—
Amortization of debt issuance costs	877	708	2,616
Non-cash stock-based compensation expense	13,049	9,644	7,303
Income tax benefit from stock-based compensation	(2,760)	(6,900)	(9,249)
Loss (gain) on disposal of property, plant, and equipment	802	139	(118)
Deferred income taxes	(9,651)	9,128	4,370
Effect of changes in operating assets and liabilities:
Accounts receivable	(10,200)	(33,222)	(39,359)
Inventories	(1,790)	(20,571)	(84,509)
Prepaid expenses and other assets	(6,004)	(948)	(6,269)
Accounts payable and other liabilities	89,709	(32,811)	32,837

Net cash provided by operating activities	278,619	81,074	85,821

Cash flows from investing activities:
Capital expenditures	(83,398)	(45,495)	(39,782)
Acquisition of Bonnie Togs, net of cash acquired	—	(61,207)	—
Proceeds from sale of property, plant, and equipment	6	10	286

Net cash used in investing activities	(83,392)	(106,692)	(39,496)

Cash flows from financing activities:
Payments on term loan	—	—	(334,523)
Borrowings under revolving credit facility	2,500	—	236,000
Payments on revolving credit facility	(52,500)	—	—
Payment of debt issuance costs	(1,916)	—	(3,479)
Repurchase of common stock	—	—	(50,000)
Income tax benefit from stock-based compensation	2,760	6,900	9,249
Withholdings from vesting of restricted stock	(2,846)	(2,181)	(927)
Proceeds from exercise of stock options	5,685	6,786	9,696

Net cash (used in) provided by financing activities	(46,317)	11,505	(133,984)

Effect of exchange rate changes on cash	(168)	225	—
Net increase (decrease) in cash and cash equivalents	148,742	(13,888)	(87,659)
Cash and cash equivalents, beginning of period	233,494	247,382	335,041

Cash and cash equivalents, end of period	$382,236	$233,494	$247,382

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at January 2, 2010	58,081,822	$581	$235,330	$(4,066)	$324,179	$556,024
Income tax benefit from stock-based compensation	—	—	9,249	—	—	9,249
Exercise of stock options	1,326,099	13	9,683	—	—	9,696
Withholdings from vesting of restricted stock	(31,004)	—	(927)	—	—	(927)
Restricted stock activity	149,333	1	(1)	—	—	—
Stock-based compensation expense	—	—	6,396	—	—	6,396
Issuance of common stock	26,147	—	850	—	—	850
Repurchases of common stock	(2,058,830)	(20)	(49,980)	—	—	(50,000)
Comprehensive income	—	—	—	2,176	146,472	148,648
Balance at January 1, 2011	57,493,567	$575	$210,600	$(1,890)	$470,651	$679,936
Income tax benefit from stock-based compensation	—	—	6,900	—	—	6,900
Exercise of stock options	821,336	8	6,778	—	—	6,786
Withholdings from vesting of restricted stock	(70,827)	(1)	(2,180)	—	—	(2,181)
Restricted stock activity	312,825	4	(4)	—	—	—
Stock-based compensation expense	—	—	8,474	—	—	8,474
Issuance of common stock	38,520	—	1,170	—	—	1,170
Comprehensive (loss) income	—	—	—	(9,392)	114,016	104,624
Balance at December 31, 2011	58,595,421	$586	$231,738	$(11,282)	$584,667	$805,709
Income tax benefit from stock-based compensation	—	—	2,760	—	—	2,760
Exercise of stock options	254,567	3	5,682	—	—	5,685
Withholdings from vesting of restricted stock	(61,536)	(1)	(2,845)	—	—	(2,846)
Restricted stock activity	316,479	3	(3)	—	—	—
Stock-based compensation expense	—	—	11,864	—	—	11,864
Issuance of common stock	21,708	—	1,080	—	—	1,080
Comprehensive income	—	—	—	77	161,150	161,227
Balance at December 29, 2012	59,126,639	$591	$250,276	$(11,205)	$745,817	$985,479

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” and “its") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for its 413 Carter’s, 168 OshKosh, and 82 international retail stores that market its brand name merchandise and other licensed products manufactured by other companies.

On June 30, 2011, the Company purchased Bonnie Togs (the “Acquisition”), a Canadian specialty retailer focused exclusively on the children’s apparel and accessories marketplace. Bonnie Togs sells products under the Carter's and OshKosh brands, as well as other brands. Prior to the Acquisition, Bonnie Togs was a significant international licensee of the Company. The Company's audited consolidated financial statements include Bonnie Togs, effective the date of the Acquisition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying audited consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. The accompanying audited consolidated financial statements reflect the Company's financial position as of December 29, 2012 and December 31, 2011 and results of operations for the fiscal years ended December 29, 2012 (also referred to as fiscal 2012), December 31, 2011 (fiscal 2011), and January 1, 2011 (fiscal 2010), each of which comprised 52 weeks.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Translation adjustments

The functional currency of substantially all of the Company's foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within the accompanying audited consolidated balance sheet, as a component of stockholders' equity.

Transaction adjustments

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses include the mark-to-market adjustment related to open foreign currency exchange contracts, amounts realized on the settlement of foreign currency exchange contracts, and

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

intercompany loans with foreign subsidiaries that are of a short-term investment nature. Foreign currency transaction gains and losses are recognized in earnings and separately disclosed in the audited consolidated statements of operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consists of deposit accounts, U.S. Treasury securities, and cash management funds invested in U.S. government instruments. These investments are stated at cost, which approximates fair value.

ACCOUNTS RECEIVABLE
The components of accounts receivable, net, as of December 29, 2012 and December 31, 2011 are as follows:

(dollars in thousands)	December 29, 2012	December 31, 2011
Trade receivables	$159,586	$143,090
Royalties receivable	11,020	9,224
Tenant allowances and other receivables	5,028	10,460
Total gross receivables	175,634	162,774

Less:
Allowance for doubtful accounts	(7,188)	(4,620)
Sales returns reserve	(400)	(400)
Total reserves	(7,588)	(5,020)

Accounts receivable, net	$168,046	$157,754

Concentration of credit risk

In both fiscal 2012 and 2011, no one customer accounted for 10% or more of the Company's consolidated net sales. In fiscal 2010, one customer accounted for approximately 10% of the Company's consolidated net sales.

Approximately 78.2% of the Company's gross accounts receivable at December 29, 2012 and 79.9% at December 31, 2011 were from its ten largest wholesale customers. Of these customers, four had individual receivable balances in excess of 10% of gross accounts receivable (but not more than 13.6%) at December 29, 2012. Sales to these customers represent 53.0% and 51.3% of total wholesale net sales for fiscal 2012 and fiscal 2011, respectively. At December 31, 2011, three customers had individual receivable balances in excess of 10% of gross accounts receivable (but not more than 19.0%).

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments and other actual and estimated deductions. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. The Company's credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The Company also records reserves for potential returns based on historical experience.

INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or market. The Company provides reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company also adjusts its inventory to reflect estimated shrinkage based on historical trends.

PROPERTY, PLANT, AND EQUIPMENT

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets, and the related accumulated depreciation or amortization and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings from 15 to 26 years and retail store fixtures, equipment, and computers from 3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases, if any, are amortized over the lesser of the asset life or related lease term. The Company capitalizes the cost of its fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over 3 years.

VALUATION OF GOODWILL AND OTHER INTANGIBILE ASSETS

The Company's goodwill balance is comprised of amounts related to the acquisition of Carter's, Inc., and Bonnie Togs. The goodwill balances have indefinite useful lives and are not deductible for tax purposes. The Company's other intangible assets are comprised of tradenames and non-compete agreements. The tradenames are related to Carter's, OshKosh, and Bonnie Togs. The Carter's and OshKosh tradenames have indefinite useful lives and the Bonnie Togs tradename has a definite life and is being amortized over two years. The Bonnie Togs non-compete agreements for certain executives are being amortized over four years.

Annual impairment reviews

The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year.  Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of future cash flows, discount rates, and, in the case of tradenames, royalty rates. Based upon the Company's most recent assessment, performed as of December 29, 2012, there was no impairment in the value of goodwill or indefinite-lived tradename assets.

Goodwill

The Company performs impairment tests of its goodwill at the reporting unit level. The Company may utilize a qualitative assessment to determine if it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. If so, the two-step goodwill impairment test is required to be performed. If not, no further testing is required and the Company documents the relevant qualitative factors that support the strength in its fair value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events.

The first step of a quantitative assessment, where one is deemed necessary, is to compare the fair value of the reporting unit to its carrying value, including goodwill. The Company uses a discounted cash flow model to determine the fair value, using assumptions consistent with those of hypothetical marketplace participants. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed. The second step compares the implied fair value of the reporting unit goodwill with the carrying value of that goodwill, in order to determine the amount of the impairment loss and charge to the consolidated statement of operations.

Indefinite-lived Tradenames

For indefinite-lived tradenames, the Company may utilize a qualitative assessment, as described above, to determine whether the fair value of an indefinite-lived asset is less than its carrying value. If a quantitative assessment is necessary, the Company determines fair value using a discounted cash flow model that uses the relief from royalty method. If the carrying amount exceeds the fair value, an impairment charge is recognized in the amount of the excess.

The Company’s goodwill and other intangible assets were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		December 29, 2012			December 31, 2011
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	$53,179	$—	$53,179	$52,109	$—	$52,109
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Bonnie Togs tradename (2)	2 years	$604	$453	$151	$592	$150	$442
Non-compete agreements (2)	4 years	$301	$113	$188	$295	$37	$258

(1)	$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.

(2)	Relates to the international segment. The change in the gross amount of goodwill and other intangible assets reflect foreign currency translation adjustments for the applicable periods.

Amortization expense for intangible assets subject to amortization was approximately $0.4 million, $0.2 million, and $1.8 million for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively. Future intangible asset amortization per year is not significant.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS

The Company reviews other long-lived assets, including property, plant, and equipment, and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value.

DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs associated with the Company's revolving credit facility are deferred and amortized to interest expense using the straight-line method over the term of the related debt. The straight-line method approximates the effective interest method.

FAIR VALUE MEASUREMENTS

The fair value framework requires the Company to categorize certain assets and liabilities into three levels, based upon the assumptions used to price those assets or liabilities. The three levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The Company measures its contingent consideration liability, pension assets, foreign exchange forward contracts, and deferred compensation plan investment assets at fair value, as disclosed in the accompanying notes to the consolidated financial statements. The Company's cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value. Additionally, the fair value of the Company’s outstanding borrowings under the revolving credit facility approximated carrying value and would have been disclosed as a Level 2 liability in the fair value hierarchy had it been measured at fair value.

DERIVATIVE INSTRUMENTS

The Company is exposed to market risk resulting from changes in foreign currency rates and interest rates, and as a result, enters into derivative instruments for risk management purposes or to satisfy requirements under previous contractual arrangements. The

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company does not use derivative instruments for trading or other speculative purposes.

The Company's derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on what type of hedging relationship. The Company's foreign exchange contracts are not accounted for as hedges and therefore, any changes in the fair value of these contracts are recorded in foreign currency gain (loss) in the consolidated statements of operations. The Company's prior senior credit facility required at least 25% of the variable rate debt under the facility to be hedged. As a result, the Company entered into interest rate swap agreements to hedge the risk of interest rate fluctuations. These swaps were designated as cash flow hedges and changes in the fair value of the interest rate swap agreements were recognized in accumulated other comprehensive (loss) income.

REVENUE RECOGNITION

Revenues consist of sales to customers, net of returns, accommodations, allowances, deductions, and cooperative advertising. The Company considers revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In certain cases, in which the Company retains the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.

In the normal course of business, the Company grants certain accommodations and allowances to its wholesale customers in order to assist these customers with inventory clearance and promotions. Such amounts are reflected as a reduction of net sales and are recorded based on agreements with customers, historical trends, and annual forecasts.

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $4.6 million, $3.6 million, and $4.0 million for fiscal 2012, 2011, and 2010, respectively, as a component of selling, general, and administrative expenses on the accompanying audited consolidated statements of operations, rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Retail store revenues are recognized at the point of sale. The Company reduces revenue for estimated customer returns and deductions.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead. Such costs are absorbed by the Company and are included in selling, general, and administrative expenses. These costs amounted to approximately $53.0 million, $45.2 million, and $33.3 million for fiscal 2012, 2011, and 2010, respectively.

With respect to the freight component of the Company's shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that the Company arranges and pays the freight for these customers and bills them for this service, such amounts billed are included in revenue and the related cost is charged to cost of goods sold. In addition, shipping and handling costs billed to the Company's eCommerce customers are included in revenue and the related cost is charged to cost of goods sold. The Company billed customers approximately $9.3 million, $5.3 million, and $1.5 million for fiscal years 2012, 2011, and 2010, respectively.

ROYALTIES AND LICENSE FEES

The Company licenses the Carter's, Just One You, Precious Firsts, Child of Mine, OshKosh B'gosh, OshKosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children's products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, hair accessories, furniture, gear, and related products. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income in the statements of operations.

STOCK-BASED COMPENSATION ARRANGEMENTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period, net of estimated forfeitures.

Stock Options

The Company determines the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:

Volatility - This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of its stock covering the expected life of options being valued. An increase in the expected volatility will increase stock-based compensation expense.

Risk-free interest rate - This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase stock-based compensation expense.

Expected term - This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase stock-based compensation expense.

Dividend yield - The Company does not have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease stock-based compensation expense.

Forfeitures - The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation expense and the related amount recognized in the audited consolidated statements of operations.

Time-Based Restricted Stock Awards

The fair value of time-based restricted stock awards is determined based on the quoted closing price of the Company's common stock on the date of grant and is recognized as compensation expense over the vesting term of the awards, net of estimated forfeitures.

Performance-Based Restricted Stock Awards

The Company accounts for its performance-based restricted stock awards based on the quoted closing price of the Company's common stock on the date of grant and records stock-based compensation expense over the vesting term of the awards based on the probability that the performance criteria will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts stock-based compensation expense based on its probability assessment.

Stock Awards

The fair value of stock granted to non-management board members is determined based on the quoted closing price of the Company's common stock on the date of grant. The Company records the stock-based compensation expense over a one year period.

INCOME TAXES

The accompanying audited consolidated financial statements reflect current and deferred tax provisions. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is “more likely than not” that a deferred tax asset will not be recovered. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. The Company determines whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. Interest and penalties, if any, are recorded within the provision for incomes taxes in the consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for uncertain tax contingency liabilities.

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid in cash approximated $6.0 million, $7.0 million, and $7.8 million for fiscal years 2012, 2011, and 2010, respectively. Income taxes paid in cash approximated $97.4 million, $61.6 million, and $71.7 million for the fiscal years 2012, 2011, and 2010, respectively.

EARNINGS PER SHARE

The Company calculates basic and diluted net income per common share under the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

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

EMPLOYEE BENEFIT PLANS

The Company has several defined benefit plans. Various actuarial methods and assumptions are used in determining net pension and post-retirement costs and obligations. Key assumptions include the discount rate used to determine the present value of future benefits and the expected long-term rate of return on plan assets. The over-funded or under-funded status of the defined benefit plans is recorded as an asset or liability on the consolidated balance sheet. The gains or losses that arise during the period are recognized as a component of comprehensive income, net of tax. These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statements of operations.

FACILITY CLOSURE AND OFFICE CONSOLIDATION

The Company records severance costs when the appropriate notifications have been made to affected employees or when the decision is made, if the benefits are contractual. When employees are required to work for a period before termination, the severance costs are recognized over the required service period. Relocation and recruitment costs are expensed as incurred. Lease termination costs are recognized when the lease has been contractually terminated and, where the premises are retained and sub-leased, an estimate is made of sub-lease income. Useful lives assigned to fixed assets at the facility to be closed are revised based on the specifics of the exit plan.

RENT EXPENSE AND DEFERRED RENT

The Company enters into a significant number of lease transactions related to properties for its retail stores in addition to leases for offices, distribution facilities, and other uses. The lease agreements may contain provisions related to allowances for property improvements, rent escalation, and free rent periods.

For property improvement allowances, the Company records a deferred lease credit on the consolidated balance sheet and amortizes the deferred lease credit as a reduction of rent expense over the terms of the applicable lease. For scheduled rent escalation clauses during the lease term, the Company records rent expense on a straight-line basis over the term of the lease. The difference between the rent expense and the amount payable under the lease is included within the Company's liabilities on the consolidated balance sheet. The term of the lease over which the Company amortizes allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and/or begins construction.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Where leases provide for contingent rents, which are generally determined as a percentage of gross sales, the Company records additional rent expense when management determines that achieving the specified level of revenue during the fiscal year is probable. Amounts accrued for contingent rent are included within the Company's liabilities on the consolidated balance sheet.

SEASONALITY

The Company experiences seasonal fluctuations in its sales and profitability due to the timing of certain holidays and key retail shopping periods, typically resulting in lower sales and gross profit in the first half of its fiscal year. Accordingly, the Company's results of operations during the first half of the year may not be indicative of the results for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance was effective for interim and annual periods beginning after December 15, 2011 and the required disclosures are included within the fair value measurements footnote.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both instances, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These standards were effective for interim and annual periods beginning after December 15, 2011, and were applied retrospectively. In February 2013, the FASB issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. Therefore, the guidance is effective for the Company's first quarter of fiscal 2013 and impacts disclosure requirements only.

In September 2011, the FASB issued new guidance on testing goodwill for impairment. This guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance was effective for fiscal years beginning after December 15, 2011 and applied to certain annual impairment tests performed on December 29, 2012.

In July 2012, the FASB issued new guidance on impairment testing of indefinite-lived intangible assets, other than goodwill. The new guidance gives companies the option to perform a qualitative assessment to first assess whether the fair value of an indefinite-lived intangible asset is less than its carrying value. If the company determines it is not more likely than not that the fair value of the indefinite-lived intangible assets is less than the carrying value, then determining the fair value of the indefinite-lived intangible asset would be unnecessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company has early adopted the guidance for certain annual impairment tests performed on December 29, 2012.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – ACQUISITION OF BONNIE TOGS

On June 30, 2011, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The sellers may also be paid contingent consideration ranging from zero to CAD $35 million if certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015 are met. Sellers may receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively. Any such payments are not recoverable by the Company in the event of any failure to meet overall targets.

PURCHASE ACCOUNTING ALLOCATION

The following table summarizes the fair values of the assets acquired and liabilities assumed at June 30, 2011, the date of the Acquisition:

(dollars in thousands)

Current assets	$40,668
Property, plant, and equipment	13,485
Bonnie Togs goodwill	54,982
Bonnie Togs tradename	623
Non-compete agreements	311
Total assets acquired	110,069
Current liabilities	18,231
Non-current liabilities	6,693
Total liabilities assumed	24,924
Net assets acquired	$85,145

CONTINGENT CONSIDERATION

The Company determines the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met. As of December 29, 2012, approximately $14.4 million of the contingent consideration liability is included in other current liabilities and the remainder is included in other long-term liabilities, on the accompanying audited consolidated balance sheet. As of December 31, 2011, the contingent consideration liability was included in other long-term liabilities, on the accompanying audited consolidated balance sheet.

The following table summarizes the changes in the contingent consideration liability (dollars in thousands):

Balance at July 2, 2011	$24,346
Accretion expense	2,484
Foreign currency translation adjustment	(1,264)
Balance at December 31, 2011	$25,566
Accretion expense	3,589
Foreign currency translation adjustment	549
Balance at December 29, 2012	$29,704

PRO FORMA RESULTS

The following unaudited pro forma summary presents information as if Bonnie Togs had been acquired at the beginning of the periods presented and assumes that there were no other changes in the Company's operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the Company been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands, except share data)	December 31, 2011	January 1, 2011

Pro forma net sales	$2,156,000	$1,840,000
Pro forma net income	$121,000	$150,000
Pro forma basic earnings per share	$2.09	$2.55
Pro forma diluted earnings per share	$2.07	$2.51

Excluded from the pro forma results shown above for the fiscal year ended December 31, 2011, was a pre-tax charge of $6.7 million related to the amortization of the step-up of acquired Bonnie Togs inventory to fair value.

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustment	Post-retirement liability adjustment	Cumulative translation adjustment	Derivative hedging adjustment	Accumulated other comprehensive income

Balance at January 2, 2010	$(4,031)	$819	$—	$(854)	$(4,066)
Current year change	1,137	185	—	854	2,176
Balance at January 1, 2011	(2,894)	1,004	—	—	(1,890)
Current year change	(6,206)	(62)	(3,124)	—	(9,392)
Balance at December 31, 2011	(9,100)	942	(3,124)	—	(11,282)
Current year change	(1,163)	182	1,058	—	77
Balance at December 29, 2012	$(10,263)	$1,124	$(2,066)	$—	$(11,205)

As of December 29, 2012 and December 31, 2011, the cumulative pension liability adjustments are net of tax effect of $6.0 million and $5.3 million, respectively. As of December 29, 2012 and December 31, 2011, the post-retirement liability adjustments are net of tax effect of approximately $0.7 million and $0.6 million, respectively.

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consists of the following:

(dollars in thousands)	December 29, 2012	December 31, 2011
Fixtures, equipment, and computers	$194,073	$166,574
Land, buildings, and improvements	132,089	96,770
Marketing fixtures	13,399	15,351
Construction in progress	17,806	11,705
	357,367	290,400
Accumulated depreciation and amortization	(187,257)	(168,054)
Total	$170,110	$122,346

Depreciation and amortization expense was approximately $39.5 million, $32.5 million, and $30.0 million for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – LONG-TERM DEBT

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

On December 22, 2011, the Company and lenders amended and restated the revolving credit facility to, among other things, provide a U.S. dollar revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or its Canadian subsidiary, in U.S. dollars or Canadian dollars.

On August 31, 2012, the Company and lenders amended and restated the revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, the Company recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, will be amortized over the new remaining term of the facility (five years). The revolving credit facility expires August 31, 2017.

During fiscal 2012, the Company repaid borrowings under its revolving credit facility of $50.0 million. At December 29, 2012, the Company had approximately $186.0 million in revolver borrowings (fair value approximates book value), exclusive of $12.4 million of outstanding letters of credit, at an effective interest rate of 1.71%.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%.

COVENANTS
The revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2016, 3.75:1.00 and (y) if such period ends after December 31, 2016, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.50:1.00. As of December 29, 2012, the Company was in compliance with its financial debt covenants.

Provisions in the Company's senior credit facility currently restrict the ability of its operating subsidiary, The William Carter Company ("TWCC"), from paying cash dividends to its parent company, Carter’s, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which could materially restrict Carter’s, Inc. from paying cash dividends on its common stock.  The Company does not anticipate paying cash dividends on its common stock in the foreseeable future, but intends to retain future earnings, if any, for reinvestment in the future operation and expansion of its business and related development activities.  Any future decision to pay cash dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, terms of financing arrangements, capital requirements, and any other factors as the Board of Directors deems relevant.

NOTE 7 – COMMON STOCK

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

Since inception of the repurchase program and through fiscal 2012, the Company repurchased and retired 6,658,410 shares, or approximately $141.1 million, of its common stock at an average price of $21.19 per share. The total remaining capacity under this authorization was approximately $58.9 million as of December 29, 2012.
Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.
The provisions in the Company's revolving credit facility could materially restrict the Company from paying cash dividends on its common stock.

NOTE 8 – STOCK-BASED COMPENSATION

Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.

At the Company's May 13, 2011 shareholders' meeting, the shareholders approved a proposal to amend the Plan to (i) increase the maximum number of shares of stock available under the existing Plan by 3,725,000 shares from 12,053,392 shares to 15,778,392 shares and (ii) eliminating the Company's ability to grant cash awards and provide tax gross-ups under the Plan. As

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of December 29, 2012, there are 3,241,657 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to Directors and those key employees selected by the Compensation Committee.

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

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Stock options	$4,093	$3,546	$2,961
Restricted stock:
Time-based awards	5,376	4,624	3,099
Performance-based awards	2,395	304	335
Stock awards	1,185	1,170	908
Total	$13,049	$9,644	$7,303

All of the cost was reflected as a component of selling, general, and administrative expenses.

STOCK OPTIONS

Stock options vest in equal annual installments over a three- or four-year period. The Company issues new shares to satisfy stock option exercises.

Changes in the Company's stock options for the fiscal year ended December 29, 2012 are as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 31, 2011	1,992,700	$22.62

Granted	364,000	$43.23
Exercised	(254,567)	$22.33
Forfeited	(23,700)	$32.97
Expired	—	—

Outstanding, December 29, 2012	2,078,433	$26.14	6.3	$58,401

Vested and Expected to Vest, December 29, 2012	2,020,036	$25.91	6.3	$57,231

Exercisable, December 29, 2012	1,141,219	$20.29	4.8	$38,746

The intrinsic value of stock options exercised during the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011 was approximately $7.2 million, $18.9 million, and $26.9 million, respectively. At December 29, 2012, there was approximately $8.0 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.5 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	December 29, 2012	December 31, 2011	January 1, 2011

Expected Volatility	34.74%	34.98%	34.57%
Risk-free interest rate	1.37%	2.62%	3.02%
Expected term (years)	5.9	6.7	7.0
Dividend yield	—	—	—
Weighted average fair value of options granted	$15.28	$11.85	$11.80

RESTRICTED STOCK AWARDS

Restricted stock awards issued under the Plan vest based upon continued service or performance targets.

The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 29, 2012:

	Restricted stock awards	Weighted-average grant-date fair value

Outstanding, December 31, 2011	617,401	$26.63
Granted	355,708	43.36
Vested	(194,455)	27.90
Forfeited	(11,725)	33.02
Outstanding, December 29, 2012	766,929	$33.97

Time-based Restricted Stock Awards

Restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period. At December 29, 2012, there was approximately $11.4 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Performance-based Restricted Stock Awards

During the fiscal year ended January 3, 2009, the Company granted its Chief Executive Officer 75,000 performance-based restricted shares at a fair market value of $17.92 per share. As of December 31, 2011, the performance targets had been met and 75% of the grant had vested. The grant became fully vested as of December 31, 2012.

During the fiscal year ended December 31, 2011, the Company granted its Chief Executive Officer 80,000 performance-based restricted shares at a fair market value of $28.39 per share. Vesting of these shares is contingent upon meeting specific performance targets through fiscal 2014. Currently, the Company believes that these targets will be achieved and has recorded compensation expense based on the pro ration of the total ultimate expected value of the award.

During the fiscal year ended December 29, 2012, the Company granted its Chief Executive Officer 100,000 performance-based restricted shares at a fair market value of $42.61 per share. In addition, the Company granted its other executive officers a total of 52,000 performance-based restricted shares at a fair market value of $42.61 per share. Vesting of these shares is also contingent upon meeting specific performance targets through 2014. Currently, the Company believes that these targets will be achieved and has recorded compensation expense based on the pro ration of the total ultimate expected value of the award.

At December 29, 2012, there was approximately $6.2 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.7 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Awards

During fiscal 2010, 2011, and 2012, the Company issued shares of common stock to its non-management board members, as follows:

	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2010
	24,032	$33.29	$800
	2,115	$23.65	$50
	26,147		$850
2011
	38,520	$30.38	$1,170

2012
	21,708	$49.76	$1,080

The Company received no proceeds from the issuance of these shares.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan, a deferred compensation plan, and three defined benefit plans. The three defined benefit plans include: the OshKosh B'Gosh pension plan, a post-retirement life and medical plan, and a retirement plan for certain former officers and their spouses.

OSHKOSH B'GOSH PENSION PLAN

Funded Status

The retirement benefits under the OshKosh B'Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,928	$45,367
Interest cost	2,388	2,454
Actuarial loss	4,503	7,656
Benefits paid	(1,488)	(1,549)
Projected benefit obligation at end of year	$59,331	$53,928

Change in plan assets:
Fair value of plan assets at beginning of year	$42,470	$43,118
Actual return on plan assets	4,792	901
Benefits paid	(1,488)	(1,549)
Fair value of plan assets at end of year	$45,774	$42,470

Unfunded status	$13,557	$11,458

The unfunded status is included in other long-term liabilities in the accompanying audited consolidated balance sheets for both fiscal 2012 and 2011. The Company does not expect to make any contributions to the OshKosh defined benefit plan during fiscal 2013 as the plan's funding exceeds the minimum funding requirements. The accumulated benefit obligation is equal to the projected benefit obligation as of December 29, 2012 and December 31, 2011 because the plan is frozen.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension (Benefit) Cost

The net periodic pension cost (benefit) included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Interest cost	$2,388	$2,454	$2,392
Expected return on plan assets	(2,852)	(3,112)	(2,875)
Recognized actuarial loss	710	1	135
Net periodic pension cost (benefit)	$246	$(657)	$(348)

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2012	2011
Discount rate	4.0%	4.5%

Net periodic pension cost	2012	2011	2010
Discount rate	4.5%	5.5%	5.5%
Expected long-term rate of return on assets	7.0%	7.5%	7.5%

The discount rates used at December 29, 2012, December 31, 2011, and January 1, 2011, were determined with consideration given to Citigroup Pension Discount and Liability index, the Barclay Capital Aggregate Bond index, and the Moody's Aa Corporate Bond rate, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years;

(dollars in thousands) Fiscal Year
2013	$1,900
2014	$1,490
2015	$1,740
2016	$1,940
2017	$2,350
2018-2022	$13,520
Plan Assets

The Company's investment strategy is to invest in a well diversified portfolio consisting of approximately 10 mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers. The target allocation for plan assets is 50% equity securities, 42% bond funds, and 8% real estate investments.

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

The fair value of the Company's pension plan assets at December 29, 2012 and December 31, 2011 by asset category were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 29, 2012			December 31, 2011

(dollars in thousands) Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2

Cash and cash equivalents	$104	$—	$104	$97	$—	$97
Equity Securities:
U.S. Large-Cap blend (a)	10,574	5,292	5,282	9,752	4,889	4,863
U.S. Large-Cap growth	5,284	5,284	—	4,883	4,883	—
U.S. Mid-Cap growth	2,446	—	2,446	—	—	—
U.S. Mid-Cap blend	—	—	—	2,265	—	2,265
U.S. Small-Cap blend	2,456	2,456	—	2,247	2,247	—
International blend	2,283	2,283	—	2,114	2,114	—
Fixed income securities:
Corporate bonds (b)	18,761	18,761	—	17,548	17,548	—
Real estate (c)	3,866	3,866	—	3,564	3,564	—
	$45,774	$37,942	$7,832	$42,470	$35,245	$7,225
(a) This category comprises low-cost equity index funds not actively managed that track the S&P 500.
(b) This category invests in both U.S. Treasuries and mid-term corporate debt from U.S. issuers from diverse industries.
(c) This category invests in active management of U.S. commercial real estate projects.

POST-RETIREMENT LIFE AND MEDICAL PLAN

Under a defined benefit plan frozen in 1991, the Company offers a comprehensive post-retirement medical plan to current and certain future retirees and their spouses. The Company also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and the Company's liabilities are net of these expected employee contributions.

Accumulated Post-Retirement Benefit Obligation

The following is a reconciliation of the accumulated post-retirement benefit obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011
APBO at beginning of period	$7,335	$7,405
Service cost	135	130
Interest cost	282	390
Actuarial (gain) loss	(372)	49
Plan participants' contribution	23	43
Benefits paid	(527)	(682)

APBO at end of period	$6,876	$7,335

The APBO is included in other current liabilities and other long-term liabilities in the accompanying audited consolidated balance sheets for both fiscal 2012 and 2011.

Net Periodic Post-Retirement Benefit Cost

The components of post-retirement benefit expense charged to the statement of operations are as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011	January 1, 2011

Service cost – benefits attributed to service during the period	$135	$130	$73
Interest cost on accumulated post-retirement benefit obligation	282	390	426
Amortization net actuarial gain	(84)	(49)	(22)
Total net periodic post-retirement benefit cost	$333	$471	$477

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

	2012	2011
Benefit obligation
Discount rate	3.5%	4.0%

	2012	2011	2010
Net periodic pension cost
Discount rate	4.0%	5.5%	5.5%

The discount rates used at December 29, 2012 and December 31, 2011, were determined with primary consideration given to the Citigroup Pension Discount and Liability index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan. The discount rate used at January 1, 2011 was determined with consideration given to the Citigroup Pension Discount and Liability Index, as well as Moody's Aa Corporate Bond rate, and the Barclays Capital Aggregate Bond Index, adjusted for the timing of expected plan distributions.

The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

The Company's contribution for these post-retirement benefit obligations was $0.5 million, $0.6 million, and $0.5 million in fiscal 2012, 2011, and 2010, respectively. The Company expects that its contribution and benefit payments for post-retirement benefit obligations each year from fiscal 2013 through fiscal 2017 will be approximately $0.5 million to $0.6 million. For the five years subsequent to fiscal 2017, the aggregate contributions and benefit payments for post-retirement benefit obligations will be approximately $2.2 million. The Company does not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

Due to the anticipated employee turnover as a result of the Company's decision to relocate its Shelton, Connecticut office and close its Hogansville, Georgia distribution center, the Company expects that certain employees currently eligible for this benefit will leave the Company prior to retirement, and will no longer be eligible for the benefit. This turnover may impact the APBO of this plan in future periods.

PLAN FOR CERTAIN FORMER OFFICERS

The Company has an obligation under a defined benefit plan covering certain former officers and their spouses. At December 29, 2012 and December 31, 2011, the present value of the estimated remaining payments under this plan was approximately $0.6 million and is included in other current and long-term liabilities in the accompanying audited consolidated balance sheets. The amount of pension expense associated with this plan was not significant for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011.

DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan allowing salary and incentive compensation deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals earn investment returns based on a select number

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of investment options, including equity, debt, and real estate mutual funds. Beginning in fiscal 2012, the Company invests comparable amounts in marketable securities to mitigate the risk associated with the investment return on the employee deferrals.

DEFINED CONTRIBUTION PLAN

The Company also sponsors a defined contribution plan within the United States. This plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served. The plan provides for a discretionary employer match. The Company's expense for the defined contribution plan totaled approximately $6.3 million, $4.5 million, and $4.3 million for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

NOTE 10 – INCOME TAXES

PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Current tax provision:
Federal	$87,070	$48,141	$74,310
State	8,905	4,550	7,332
Foreign	7,917	5,053	902
Total current provision	$103,892	$57,744	$82,544

Deferred tax provision (benefit):
Federal	$(7,815)	$10,511	$3,751
State	(846)	309	619
Foreign	(990)	(1,692)	—
Total deferred provision	(9,651)	9,128	4,370
Total provision	$94,241	$66,872	$86,914

The foreign portion of the current tax position relates to Canadian income taxes on the Company's Canadian operations, subsequent to the Acquisition, and foreign tax withholdings related to the Company's foreign royalty income. The foreign portion of the deferred tax provision relates to temporary differences in Canada and the tax benefit of a Hong Kong operating loss incurred in fiscal 2012. An immaterial deferred tax asset related to initial Japan operations has been fully offset with a valuation allowance, and does not impact the fiscal 2012 tax provision or effective tax rate. The components of income before income taxes are as follows:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011	January 1, 2011
Domestic	$239,159	$174,627	$233,386
Foreign	16,232	6,261	—
Total	$255,391	$180,888	$233,386

EFFECTIVE RATE RECONCILIATION

The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
	December 29, 2012	December 31, 2011	January 1, 2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.6%	2.6%
Impact of foreign operations	(0.7)%	(0.3)%	—%
Settlement of uncertain tax positions	(0.5)%	(1.0)%	(0.4)%
Acquisition expenses	0.6%	0.7%	—%
Total	36.9%	37.0%	37.2%

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  The Company’s subsidiaries also file income tax returns in Canada (including various Canadian provinces), Hong Kong, and Japan. The Internal Revenue Service completed its income tax audit for fiscal 2009 during fiscal 2011. The federal statute of limitations for fiscal 2008 closed during the third quarter of fiscal 2012. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2008.

DEFERRED TAXES

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 29, 2012	December 31, 2011

Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$4,036	$5,611
Inventory	8,974	8,979
Accrued liabilities	16,361	5,834
Equity-based compensation	8,795	7,197
Deferred employee benefits	8,626	7,610
Deferred rent	15,543	11,765
Other	5,333	4,306
Total deferred tax assets	$67,668	$51,302

Deferred tax liabilities:
Depreciation	$(29,141)	$(23,892)
Tradename and licensing agreements	(114,140)	(113,976)
Other	(3,053)	(2,690)
Total deferred tax liabilities	$(146,334)	$(140,558)

The net deferred tax liability is classified on the accompanying audited consolidated balance sheets as follows:

(dollars in thousands)	December 29, 2012	December 31, 2011

	Assets (Liabilities)

Current net deferred tax asset	$35,675	$25,165
Non-current net deferred tax liability	(114,341)	(114,421)
Total deferred tax liability	$(78,666)	$(89,256)

The Company has not provided deferred taxes on undistributed earnings from its Canadian subsidiary, as the Company anticipates that these earnings will be reinvested indefinitely. Undistributed earnings from the Company's Canadian subsidiary at December 29, 2012, amounted to approximately $25.0 million.  These earnings have been reinvested in Canadian operations and the Company does not currently plan to initiate any action that would result in these earnings being repatriated to the U.S.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because of the availability of foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. As of December 29, 2012, the Company has not yet generated earnings from its Hong Kong or Japanese subsidiaries.

UNCERTAIN TAX POSITIONS

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at January 2, 2010	$7,731
Additions based on tax positions related to fiscal 2010	2,150
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(1,200)
Reductions for prior year tax settlements	—
Balance at January 1, 2011	$8,681
Additions based on tax positions related to fiscal 2011	2,100
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(1,727)
Reductions for prior year tax settlements	(709)
Balance at December 31, 2011	$8,345
Additions based on tax positions related to fiscal 2012	2,384
Additions for prior year tax positions	1,020
Reductions for lapse of statute of limitations	(1,831)
Reductions for prior year tax settlements	(155)
Balance at December 29, 2012	$9,763

As of December 29, 2012, the Company had gross unrecognized tax benefits of approximately $9.8 million, of which $6.8 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.7 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2013 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2012, 2011, and 2010, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.7 million and $0.5 million of interest accrued on uncertain tax positions as of December 29, 2012 and December 31, 2011, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 29, 2012			December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Investments	$3.2	$—	$—	$—	$—	$—
Foreign exchange forward contracts (1)	$—	$—	$—	$0.6	$—	$—

Liabilities
Contingent consideration	$—	$—	$29.7	$—	$—	$25.6

(1) Included in prepaid expenses and other current assets in the accompanying audited consolidated balance sheet.

INVESTMENTS

Beginning in fiscal 2012, the Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities purchased are included in other assets on the accompanying audited consolidated balance sheet. During fiscal 2012, gains (losses) on the mark to market of marketable securities were not significant.

The fair value of the Company's pension plan assets at December 29, 2012 and December 31, 2011, by asset category, are disclosed in the employee benefit plans footnote to the consolidated financial statements.

FOREIGN EXCHANGE FORWARD CONTRACTS

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

As of December 29, 2012, the Company had no open foreign exchange forward contract positions. At December 31, 2011, the Company had contracts for the purchase of $24.5 million of U.S. dollars at fixed rates. The fair value of these forward contracts at December 31, 2011, was an asset of $0.6 million. The Company accounts for these foreign exchange contracts as undesignated hedge positions that are marked to fair value through earnings at each reporting date. During fiscal 2012 and fiscal 2011, the Company recorded (losses) gains on the mark-to-market of foreign currency exchange contracts of $(0.9) million and $1.6 million, respectively.

Acquisition-related forward contract

On June 22, 2011, as part of the Acquisition, the Company entered into a foreign currency exchange forward contract to reduce its risk from exchange rate fluctuations on the purchase price of Bonnie Togs. The contract was settled on June 30, 2011 and a gain of $0.2 million was recognized in earnings.

CONTINGENT CONSIDERATION

The following summarizes the significant unobservable inputs for the Company's Level 3 fair value measurements at December 29, 2012:

(dollars in millions)	Fair Value (USD)	Valuation technique	Unobservable inputs	Amount (CAD)

Contingent consideration	$29.7	Discounted cash flow	Estimated contingent consideration payment	C$	35
			Discount rate	18%
			Probability assumption	100%

INTEREST RATE HEDGE AGREEMENTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to fiscal 2011, the Company entered into interest rate swap agreements to hedge the risk of interest rate fluctuations. These interest rate swap agreements were designated as cash flow hedges of the variable interest payments on a portion of the Company's variable rate term loan debt. As of January 2, 2010, approximately $238.9 million of the Company's $334.5 million of outstanding debt was hedged under interest rate swap agreements. In connection with the repayment of the Company's former term loan in fiscal 2010, the Company terminated its two remaining interest rate swap agreements totaling $100.0 million originally scheduled to mature in January 2011. During fiscal 2010, the Company recorded approximately $1.7 million in interest expense related to its swap agreements.

NOTE 12 – LEASE COMMITMENTS

As of December 29, 2012, all of the Company's leases are classified as operating leases.

Rent expense under operating leases was approximately $101.1 million, $84.6 million, and $70.1 million for the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

Minimum annual rental commitments under current noncancellable operating leases as of December 29, 2012 were as follows:

(dollars in thousands)
Fiscal Year	Total noncancellable leases
2013	$95,091
2014	85,407
2015	78,579
2016	72,922
2017	67,941
Thereafter	259,768
Total	$659,708

Amounts related to buildings include leases on retail stores as well as various corporate offices, distribution facilities, and other premises. As of December 29, 2012, the minimum annual rental commitments include amounts related to the lease on the new headquarter premises in Atlanta (signed in December 2012) and the new distribution facility in Braselton (signed in April 2012).

At December 29, 2012, the Company operated 581 leased retail stores, located primarily in outlet and strip centers, across the United States, having an average size of approximately 4,500 square feet. In addition, the Company operates 82 leased retail stores in Canada, having an average size of approximately 5,500 square feet. The majority of the Company's lease terms range between 5 to 10 years.

NOTE 13 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
	December 29, 2012	December 31, 2011	January 1, 2011

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,217,503	57,513,748	58,135,868
Dilutive effect of unvested restricted stock	186,018	129,262	117,708
Dilutive effect of stock options	665,666	571,907	762,473
Diluted number of common and common equivalent shares outstanding	59,069,187	58,214,917	59,016,049

Basic net income per common share:
Net income	$161,150,000	$114,016,000	$146,472,000
Income allocated to participating securities	(2,095,309)	(1,210,944)	(1,202,948)
Net income available to common shareholders	$159,054,691	$112,805,056	$145,269,052

Basic net income per common share	$2.73	$1.96	$2.50

Diluted net income per common share:
Net income	$161,150,000	$114,016,000	$146,472,000
Income allocated to participating securities	(2,071,926)	(1,199,147)	(1,187,501)
Net income available to common shareholders	$159,078,074	$112,816,853	$145,284,499

Diluted net income per common share	$2.69	$1.94	$2.46

For the fiscal years ended December 29, 2012, December 31, 2011, and January 1, 2011, antidilutive shares of approximately 613,000, 935,000, and 599,000 respectively, were excluded from the computation of diluted earnings per share. The volume of antidilutive shares is in part due to the related unamortized compensation costs.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

The Company's contractual obligations and commitments also includes obligations associated with facility closures and employee severance agreements, operating leases, the revolving credit agreement, and employee benefit plans, as disclosed elsewhere in the notes to the consolidated financial statements.

NOTE 15 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	December 29, 2012	December 31, 2011
Accrued bonuses and incentive compensation	$30,541	$9,417
Contingent consideration	14,442	—
Accrued workers' compensation	5,446	6,059
Accrued sales and use taxes	5,402	5,232
Accrued salaries and wages	5,517	5,150
Accrued gift certificates	6,011	4,992
Accrued 401(k) contributions	6,200	4,600
Accrued closure costs	4,251	84
Other current liabilities	16,800	14,415
Total	$94,610	$49,949

Other long-term liabilities consisted of the following:

(dollars in thousands)	December 29, 2012	December 31, 2011
Deferred lease incentives	$29,913	$23,477
Accrued rent	20,485	15,719
Contingent consideration	15,262	25,566
OshKosh pension plan	13,557	11,458
Unrecognized tax benefits	10,479	8,832
Post-retirement medical plan	6,201	6,660
Deferred compensation	3,996	2,026
Other	161	88
Total	$100,054	$93,826

NOTE 16 – VALUATION AND QUALIFYING ACCOUNTS
Information regarding accounts receivable is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Total
Balance, January 2, 2010	$2,216	$400	$2,616
Additions, charged to expense	5,163	268	5,431
Charges to reserve	(4,528)	(268)	(4,796)
Balance, January 1, 2011	$2,851	$400	$3,251
Additions, charged to expense	7,227	1,121	8,348
Charges to reserve	(5,458)	(1,121)	(6,579)
Balance, December 31, 2011	$4,620	$400	$5,020
Additions, charged to expense	8,251	954	9,205
Charges to reserve	(5,683)	(954)	(6,637)
Balance, December 29, 2012	$7,188	$400	$7,588

NOTE 17 – SEGMENT INFORMATION

The Company reports segment information based upon a “management approach.” The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. The Company reports its corporate expenses separately as they are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of its reportable segments.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment's revenue. Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in corporate expenses below. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements. The Company's reportable segments are Carter's wholesale, Carter’s retail, OshKosh retail, OshKosh wholesale, and international.

The table below presents certain segment information for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	% of Total	December 31, 2011	% of Total	January 1, 2011	% of Total
Net sales:

Carter’s Wholesale	$981,445	41.2%	$939,115	44.5%	$827,815	47.3%
Carter’s Retail (a)	818,909	34.4%	671,590	31.8%	546,233	31.2%
Total Carter’s	1,800,354	75.6%	1,610,705	76.3%	1,374,048	78.5%

OshKosh Retail (a)	283,343	11.9%	280,900	13.3%	264,887	15.2%
OshKosh Wholesale	79,752	3.3%	81,888	3.9%	75,484	4.3%
Total OshKosh	363,095	15.2%	362,788	17.2%	340,371	19.5%

International (b)	218,285	9.2%	136,241	6.5%	34,837	2.0%

Total net sales	$2,381,734	100.0%	$2,109,734	100.0%	$1,749,256	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales

Carter’s Wholesale	$172,673	17.6%	$117,897	12.6%	$152,281	18.4%
Carter’s Retail (a)	145,940	17.8%	105,818	15.8%	113,277	20.7%

Total Carter’s	318,613	17.7%	223,715	13.9%	265,558	19.3%

OshKosh Retail (a)	(7,752)	(2.7)%	(9,658)	(3.4)%	19,356	7.3%
OshKosh Wholesale	4,086	5.1%	822	1.0%	3,863	5.1%

Total OshKosh	(3,666)	(1.0)%	(8,836)	(2.4)%	23,219	6.8%

International (b) (c)	43,376	19.9%	27,273	20.0%	16,925	48.6%

Total segment operating income	358,323	15.0%	242,152	11.5%	305,702	17.5%

Corporate expenses (d) (e) (f)	(96,337)	(4.0)%	(54,686)	(2.6)%	(62,446)	(3.6)%

Total operating income	$261,986	11.0%	$187,466	8.9%	$243,256	13.9%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges of $3.6 million and $2.5 million for the fiscal years ended December 29, 2012 and December 31, 2011, respectively, associated with the revaluation of the Company’s contingent consideration. Also, includes a charge of $6.7 million for the fiscal year ended December 31, 2011 related to the amortization of the fair value step-up for Bonnie Togs inventory acquired.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)
Includes $3.1 million in facility closure-related costs related to the closure of a distribution facility located in Hogansville, Georgia and $6.4 million related to the Shelton, CT office consolidation, for the fiscal year ended December 29, 2012. See Note 18 - Facility Closure.

(f)	Includes $3.0 million of professional service fees associated with the Acquisition for the fiscal year ended December 31, 2011.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADDITIONAL DATA BY SEGMENT

Inventory

The table below represents inventory, net, by segment:

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	December 31, 2011
Carter's Wholesale	$191,988	$178,523
Carter's Retail	67,167	65,696
OshKosh Retail	23,914	31,879
OshKosh Wholesale	30,185	38,406
International	36,276	32,711
Total	$349,530	$347,215

Wholesale inventories include inventory produced and warehoused for the retail segment.

GEOGRAPHICAL DATA

Revenue

The Company's international sales principally represent sales to customers in Canada. Such sales were 68.8% and 56.2% of total international sales in fiscal 2012 and 2011.

Long-Lived Assets

The following represents property, plant, and equipment, net, by geographic area:

(dollars in thousands)	December 29, 2012	December 31, 2011
United States	$149,357	$108,342
International	20,753	14,004
Total	$170,110	$122,346

Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 94.0% and 100% of total international long-lived assets at the end of fiscal 2012 and 2011.

NOTE 18 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

Consistent with the Company's strategy to strengthen its distribution capabilities, the Company decided to close its Hogansville, Georgia facility in fiscal 2013 and open a new, larger multi-channel distribution facility in Braselton, Georgia. On March 14, 2012, the Company announced to affected employees its plan to close the Hogansville facility. Approximately 210 employees are affected by this closure.

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded approximately $3.1 million in closing-related costs during fiscal 2012. The total amount of charges consisted of severance of approximately $2.0 million, accelerated depreciation (included in selling, general, and administrative expenses) of $0.9 million, and other closure costs of $0.1 million.

As of December 29, 2012, there was approximately $2.0 million of restructuring reserves included in other current liabilities on the accompanying audited consolidated balance sheet related to this closure. In fiscal 2013, the Company expects to incur additional closure-related charges of approximately $2.2 million, comprising $0.6 million for one-time termination benefits, $0.5 million in accelerated depreciation, and other closure costs of $1.0 million. The salvage value of this facility is estimated to be $2.0 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying audited consolidated balance sheet as of December 29, 2012:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 31, 2011	$—	$—	$—
Provision	2,039	125	2,164
Payments	—	(125)	(125)
Balance at December 29, 2012	$2,039	$—	$2,039

When the Company determined that it was probable that the Hogansville facility would be closed, an impairment test was performed under the "held and used" model. The Company determined that the assets were not impaired; however, the estimated useful lives of the assets were reassessed and depreciation was accelerated over the expected remaining shutdown period.

OFFICE CONSOLIDATION

On October 11, 2012, the Company announced plans to consolidate its retail and financial operations currently managed in its Shelton, Connecticut facility with the Company's Atlanta, Georgia-based operations. Approximately 175 employees are affected by this closure.

In conjunction with the plan to close the facility, the Company recorded approximately $6.4 million in closing-related costs during fiscal 2012, all of which has been included in selling, general, and administrative expenses. The total amount of charges consisted of recruiting, relocation and other closure costs of $3.1 million, employee severance and other benefit costs of approximately $2.2 million, and accelerated depreciation of $1.1 million.

As of December 29, 2012, approximately $3.1 million has been paid in cash, principally related to recruiting, relocation and other costs, and approximately $2.2 million in restructuring reserves have been included in other current liabilities on the accompanying audited consolidated balance sheets related to this closure.

In fiscal 2013, the Company expects to incur additional closure-related charges of approximately $32 - 36 million. Included in the total are cash charges of approximately $30 million, comprising $13 million of recruiting and relocation expenses, $5 million of employee severance and other benefit costs, $8 million of lease-related charges, and $5 million of other closure costs. The Company also expects approximately $4 million in non-cash accelerated depreciation expense. The Company expects to complete this consolidation by the end of fiscal 2013.

NOTE 19 – UNAUDITED QUARTERLY FINANCIAL DATA

The unaudited summarized financial data by quarter for the fiscal years ended December 29, 2012 and December 31, 2011 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2012:
Net sales	$551,662	$472,162	$668,657	$689,253
Gross profit	194,739	183,243	270,077	289,889
Selling, general, and administrative expenses	149,705	156,290	185,167	222,049
Royalty income	(8,766)	(7,474)	(10,482)	(10,527)
Operating income	53,800	34,427	95,392	78,367
Net income	32,275	20,805	59,378	48,692
Basic net income per common share	0.55	0.35	1.01	0.82
Diluted net income per common share	0.54	0.35	0.99	0.81

2011:
Net sales	$469,000	$394,488	$639,617	$606,629
Gross profit	158,085	135,043	192,113	207,037
Selling, general, and administrative expenses	113,780	121,290	145,842	161,174
Royalty income	(9,329)	(8,269)	(10,494)	(9,182)
Operating income	53,634	22,022	56,765	55,045
Net income	32,123	12,659	34,449	34,785
Basic net income per common share	0.56	0.22	0.59	0.59
Diluted net income per common share	0.55	0.22	0.58	0.59

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 29, 2012.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 29, 2012.

The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. to be held on May 9, 2013. Carter's, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	2,078,433	$26.14	3,241,657
Equity compensation plans not approved by security holders	—	—	—
Total	2,078,433	$26.14	3,241,657

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.

Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 12, 2006. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on February 28, 2007.

3.2	Amended and Restated By-laws of Carter's, Inc. Incorporated by reference to Carter's, Inc. Annual Report on Form 10-K filed on February 29, 2012.

4.1	Specimen Certificate of Common Stock. Incorporated by reference to Carter's, Inc.'s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

10.1
Second Amended and Restated Credit Agreement dated as of August 31, 2012, among The William Carter Company, as U.S. borrower, The Genuine Canadian Corp., as Canadian borrower, Bank of America, N.A., as Administrative Agent, U.S. Dollar Facility Swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, Bank of America, N.A., Canada Branch, as Canadian Agent, Multicurrency Facility Swing Line Lender and as a Multicurrency Facility L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Royal Bank
of Canada, SunTrust Bank and U.S. Bank National Association, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunning Manager, and certain other lenders party thereto. Incorporated by reference to Carter's, Inc. Current Report on Form 8-K filed on September 4, 2012.

10.2
Amended and Restated Severance Agreement between The William Carter Company and Michael D. Casey, dated as of March 2, 2011. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.3
Severance Agreement between The William Carter Company and Lisa A. Fitzgerald, dated as of March 2, 2011. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.4
Amended and Restated Severance Agreement between The William Carter Company and Brian J. Lynch, dated as of March 2, 2011. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.5
Amended and Restated Severance Agreement between Carter's Retail, Inc. and James C. Petty, dated as of March 2, 2011. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.6
Amended and Restated Severance Agreement between The William Carter Company and Richard F. Westenberger, dated as of March 2, 2011. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.7	Amended and Restated Equity Incentive Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on April 5, 2011.

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

10.10	Amended and Restated Annual Incentive Compensation Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on April 5, 2011.

10.11
Fourth Amendment dated December 21, 2004 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, and by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA). Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 16, 2005.

10.12
Fifth Amendment dated November 4, 2010 to the Lease Agreement dated February 16, 2001, between The William Carter Company and John Hancock Life Insurance Company (USA), as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA), and by that certain Fourth Amendment dated December 21, 2004. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.13
Sixth Amendment dated November 15, 2010 to the Lease Agreement dated February 16, 2001, as amended by that certain First Lease Amendment dated as of May 31, 2001, by that certain Second Amendment dated as of July 26, 2001, by that certain Third Amendment dated December 3, 2001, between The William Carter Company and The Manufacturers Life Insurance Company (USA), by that certain Fourth Amendment dated December 21, 2004, and by that certain Fifth Amendment dated November 4, 2010 between The William Carter Company and John Hancock Life Insurance Company (USA). Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.14	The William Carter Company Severance plan, dated as of March 1, 2009. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.15	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.

10.16
Lease Agreement dated March 29, 2012 between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on April 27, 2012.

10.17
Lease Agreement dated December 14, 2012 between The William Carter Company and Phipps Tower Associates, LLC. & Lease Termination Agreement dated December 14, 2012 between The William Carter Company and John Hancock Life Insurance Company (U.S.A). Incorporated by reference to Carter's, Inc. Current Report on Form 8-K filed on December 14, 2012.

21	Subsidiaries of Carter's, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.

32	Section 1350 Certification.

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER'S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 27, 2013
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 27, 2013
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 27, 2013
Amy Woods Brinkley

/s/ VANESSA J. CASTAGNA	Director	February 27, 2013
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director	February 27, 2013
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 27, 2013
Jevin S. Eagle

/s/ PAUL FULTON	Director	February 27, 2013
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director	February 27, 2013
William J. Montgoris

/s/ DAVID PULVER	Director	February 27, 2013
David Pulver

/s/ JOHN R. WELCH	Director	February 27, 2013
John R. Welch

/s/ THOMAS E. WHIDDON	Director	February 27, 2013
Thomas E. Whiddon