Form 10-Q
period 2013-03-30
CARTERS INC
filed 2013-04-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 19, 2013
Common stock, par value $0.01 per share	59,248,611

CARTER’S, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	March 30, 2013	December 29, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$397,563	$382,236	$300,535
Accounts receivable, net	178,360	168,046	178,668
Finished goods inventories, net	284,525	349,530	265,691
Prepaid expenses and other current assets	21,612	22,216	16,425
Deferred income taxes	31,708	35,675	24,114

Total current assets	913,768	957,703	785,433
Property, plant, and equipment, net	182,193	170,110	127,736
Goodwill	188,731	189,749	189,696
Tradenames and other intangibles, net	305,974	306,072	306,353
Deferred debt issuance costs, net	2,682	2,878	2,447
Other assets	4,333	3,597	399

Total assets	$1,597,681	$1,630,109	$1,412,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$—
Accounts payable	97,884	149,625	67,610
Other current liabilities	72,590	94,610	51,484

Total current liabilities	170,474	244,235	119,094
Long-term debt	186,000	186,000	236,000
Deferred income taxes	112,015	114,341	113,773
Other long-term liabilities	106,004	100,054	100,555

Total liabilities	574,493	644,630	569,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 30, 2013, December 29, 2012, and March 31, 2012, respectively	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 59,358,011, 59,126,639, and 58,938,891 shares issued and outstanding at March 30, 2013, December 29, 2012, and March 31, 2012, respectively	594	591	589
Additional paid-in capital	248,032	250,276	235,198
Accumulated other comprehensive loss	(12,670)	(11,205)	(10,087)
Retained earnings	787,232	745,817	616,942
Total stockholders’ equity	1,023,188	985,479	842,642
Total liabilities and stockholders’ equity	$1,597,681	$1,630,109	$1,412,064

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	For the fiscal quarters ended
	March 30, 2013	March 31, 2012

Net sales	$591,009	$551,662
Cost of goods sold	347,947	356,923

Gross profit	243,062	194,739
Selling, general, and administrative expenses	185,361	149,705
Royalty income	(9,242)	(8,766)

Operating income	66,943	53,800
Interest expense, net	1,216	1,957
Other expense (income), net	460	306

Income before income taxes	65,267	51,537
Provision for income taxes	23,852	19,262

Net income	$41,415	$32,275

Basic net income per common share	$0.70	$0.55
Diluted net income per common share	$0.69	$0.54

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the fiscal quarters ended
	March 30, 2013	March 31, 2012

Net income	$41,415	$32,275
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,465)	1,195

Comprehensive income	$39,950	$33,470

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at December 29, 2012	59,126,639	$591	$250,276	$(11,205)	$745,817	$985,479
Income tax benefit from stock-based compensation	—	—	3,531	—	—	3,531
Exercise of stock options	190,400	2	3,758	—	—	3,760
Withholdings from vesting of restricted stock	(75,303)	(1)	(4,383)	—	—	(4,384)
Restricted stock activity	272,875	4	(4)	—	—	—
Stock-based compensation expense	—	—	3,794	—	—	3,794
Repurchase of common stock	(156,600)	(2)	(8,940)	—	—	(8,942)
Comprehensive income	—	—	—	(1,465)	41,415	39,950
Balance at March 30, 2013	59,358,011	$594	$248,032	$(12,670)	$787,232	$1,023,188

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the fiscal quarters ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$41,415	$32,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,389	8,589
Non-cash revaluation of contingent consideration	891	692
Amortization of debt issuance costs	196	177
Non-cash stock-based compensation expense	4,065	2,868
Income tax benefit from stock-based compensation	(3,531)	(1,535)
Loss on disposal of property, plant, and equipment	88	391
Deferred income taxes	1,837	201
Effect of changes in operating assets and liabilities:
Accounts receivable	(10,402)	(20,807)
Inventories	64,592	82,000
Prepaid expenses and other assets	(221)	2,215
Accounts payable and other liabilities	(58,191)	(24,624)
Net cash provided by operating activities	53,128	82,442

Cash flows from investing activities:
Capital expenditures	(31,426)	(16,381)
Proceeds from sale of property, plant, and equipment	—	6
Net cash used in investing activities	(31,426)	(16,375)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	2,500
Payments on revolving credit facility	—	(2,500)
Repurchase of common stock	(8,942)	—
Income tax benefit from stock-based compensation	3,531	1,535
Withholdings from vesting of restricted stock	(4,383)	(2,247)
Proceeds from exercise of stock options	3,760	1,682

Net cash (used in) provided by financing activities	(6,034)	970

Effect of exchange rate changes on cash	(341)	4
Net increase in cash and cash equivalents	15,327	67,041
Cash and cash equivalents, beginning of period	382,236	233,494

Cash and cash equivalents, end of period	$397,563	$300,535

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” and “its") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for its 423 Carter’s, 164 OshKosh, and 103 international retail stores that market its brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of its financial position and changes in stockholders' equity as of March 30, 2013, the results of operations, comprehensive income, and cash flows for the fiscal quarters ended March 30, 2013 and March 31, 2012. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.

The accompanying condensed consolidated balance sheet as of December 29, 2012 is derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K, in the notes to its audited consolidated financial statements for the fiscal year ended December 29, 2012.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	March 30, 2013	December 29, 2012	March 31, 2012

Cumulative foreign currency translation adjustments	$(3,531)	$(2,066)	$(1,929)
Pension and post-retirement liability adjustment	(9,139)	(9,139)	(8,158)
Total accumulated other comprehensive loss	$(12,670)	$(11,205)	$(10,087)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets were as follows:

		March 30, 2013			December 29, 2012
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$52,161	$—	$52,161	$53,179	$—	$53,179
Total goodwill		$188,731		$188,731	$189,749		$189,749

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$592	$518	$74	$604	$453	$151
Total tradenames		$306,325		$305,807	$306,337		$305,884

Non-compete agreements	4 years	$295	$128	$167	$301	$113	$188

Total		$495,351		$494,705	$496,387		$495,821

		March 31, 2012
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$53,126	$—	$53,126
Total goodwill		$189,696		$189,696

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$601	$225	$376
Total tradenames		$306,334		$306,109

Non-compete agreements	4 years	$300	$56	$244

Total		$496,330		$496,049

NOTE 5 – COMMON STOCK:

Pursuant to the previously announced authorizations by the Board of Directors, during the first quarter of fiscal 2013, the Company repurchased and retired 156,600 shares, or approximately $8.9 million of its common stock, at an average purchase price of $57.10 per share. The total remaining capacity was approximately $50.0 million as of March 30, 2013. The authorizations have no expiration date.

All repurchases were executed pursuant to a trading plan that meets the safe harbor requirements of Rule 10b5-1 of the Securities Act of 1933.

NOTE 6 – LONG-TERM DEBT

At March 30, 2013, the Company had approximately $186.0 million in revolver borrowings, exclusive of $13.9 million of outstanding letters of credit, at an effective interest rate of 1.70%. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%. As of March 30, 2013, there was approximately $175.0 million available for future borrowing.

As of March 30, 2013, the Company was in compliance with its financial debt covenants.

NOTE 7 – STOCK-BASED COMPENSATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded stock-based compensation cost as follows:

	For the fiscal quarters ended
(dollars in thousands)	March 30, 2013	March 31, 2012
Stock options	$1,274	$931
Restricted stock:
Time-based awards	1,695	1,154
Performance-based awards	826	408
Stock awards	270	375
Total	$4,065	$2,868

All of the cost was reflected as a component of selling, general, and administrative expenses.

STOCK OPTIONS

The following table summarizes the Company's stock option activity for the fiscal quarter ended March 30, 2013:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 29, 2012	2,078,433	$26.14

Granted	328,300	$59.27
Exercised	(190,400)	$19.75
Forfeited	(18,400)	$30.09
Expired	—	—

Outstanding, March 30, 2013	2,197,933	$31.61	6.69	$57,051

Vested and Expected to Vest, March 30, 2013	2,132,918	$31.22	6.62	$56,167

Exercisable, March 30, 2013	1,274,144	$22.67	5.13	$44,083

The intrinsic value of stock options exercised during the fiscal quarters ended March 30, 2013 and March 31, 2012 was approximately $6.9 million and $2.2 million, respectively. At March 30, 2013, there was approximately $12.3 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 3.1 years.

The table below presents the assumptions used to calculate the fair value of options granted:

	For the fiscal quarters ended
	March 30, 2013	March 31, 2012

Expected volatility	33.17%	34.82%
Risk-free interest rate	1.13%	1.38%
Expected term (years)	6.0	5.9
Dividend yield	—	—
Weighted average fair value of options granted	$20.09	$15.09

RESTRICTED STOCK AWARDS

The following table summarizes activity related to all restricted stock awards during the fiscal quarter ended March 30, 2013:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Restricted stock awards	Weighted-average grant-date fair value

Outstanding, December 29, 2012	766,929	$33.97
Granted	292,700	59.27
Vested	(187,575)	28.27
Forfeited	(9,075)	30.12
Outstanding, March 30, 2013	862,979	$43.83

Time-based Restricted Stock Awards

At March 30, 2013, there was approximately $18.2 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Performance-based Restricted Stock Awards

During the fiscal quarter ended March 31, 2012, the Company granted its executive officers an aggregate of 152,000 performance-based restricted shares at a fair market value of $42.61 per share. During the fiscal quarter ended March 30, 2013, the Company granted its executive officers an aggregate of 118,200 performance-based restricted shares at a fair market value of $59.27 per share.

Vesting of these shares is contingent upon meeting specific performance targets through 2014 (in the case of the fiscal 2012 awards) or 2015 (in the case of the fiscal 2013 awards). Currently, the Company believes that the respective targets will be achieved and has recorded compensation expense based on the proration of the total ultimate expected value of the award.

At March 30, 2013, there was approximately $11.7 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.7 years.

NOTE 8 – EMPLOYEE BENEFIT PLANS

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension cost included in the statement of operations was comprised of:

	For the fiscal quarters ended
(dollars in thousands)	March 30, 2013	March 31, 2012
Interest cost	$584	$597
Expected return on plan assets	(764)	(713)
Recognized actuarial loss	207	178
Net periodic pension cost	$27	$62

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the fiscal quarters ended
(dollars in thousands)	March 30, 2013	March 31, 2012

Service cost – benefits attributed to service during the period	$40	$17
Interest cost on accumulated post-retirement benefit obligation	58	53
Amortization net actuarial gain	(34)	(18)
Total net periodic post-retirement benefit cost	$64	$52

NOTE 9 – INCOME TAXES

As of March 30, 2013, the Company had gross unrecognized tax benefits of approximately $10.6 million, of which $7.4 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but could accelerate the payment of cash to the taxing authorities.

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

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the first fiscal quarters of 2013 and 2012, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.8 million, $0.7 million, and $0.6 million of interest accrued on uncertain tax positions as of March 30, 2013, December 29, 2012, and March 31, 2012, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

Beginning in fiscal 2012, the Company began investing in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. The Company had approximately $3.9 million and $3.2 million of such Level 1 investments as of March 30, 2013 and December 29, 2012, respectively. There were no such investments as of March 31, 2012.

All of the marketable securities purchased are included in other assets in the accompanying unaudited condensed consolidated balance sheets. During the first quarter of fiscal 2013, gains on the investments in marketable securities were approximately $0.1 million.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability that relates to the Company's acquisition of Bonnie Togs on June 30, 2011:

	For the fiscal quarters ended
(dollars in thousands)	March 30, 2013	March 31, 2012

Balance at beginning of period	$29,704	25,566
Accretion expense	887	692
Foreign currency translation adjustment	(570)	509
Balance at end of period	$30,021	26,767

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The contingent consideration liability is a Level 3 fair value measurement. As of March 30, 2013, the Company determined the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met and a discount rate of 18%.

OTHER

As of March 31, 2012, the Company had contracts for the purchase of $18.5 million of U.S. dollars at fixed rates. The Level 1 fair value of these forward contracts was a liability of $0.1 million. During the first fiscal quarter of 2012, the Company recorded losses on the mark-to-market of foreign currency exchange contracts of $0.6 million.

The Company did not enter into any foreign exchange forward contracts during the first fiscal quarter of 2013 and there were no such contracts outstanding at March 30, 2013.

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal quarters ended
	March 30, 2013	March 31, 2012

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,467,804	58,057,275
Dilutive effect of unvested restricted stock	181,030	178,708
Dilutive effect of stock options	696,374	604,735
Diluted number of common and common equivalent shares outstanding	59,345,208	58,840,718

Basic net income per common share:
Net income	$41,415,000	$32,275,000
Income allocated to participating securities	(602,390)	(442,525)
Net income available to common shareholders	$40,812,610	$31,832,475

Basic net income per common share	$0.70	$0.55

Diluted net income per common share:
Net income	$41,415,000	$32,275,000
Income allocated to participating securities	(595,402)	(438,025)
Net income available to common shareholders	$40,819,598	$31,836,975

Diluted net income per common share	$0.69	$0.54

For the fiscal quarters ended March 30, 2013, and March 31, 2012, antidilutive shares of approximately 702,300 and 610,950 respectively, were excluded from the computation of diluted earnings per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	March 30, 2013	December 29, 2012	March 31, 2012
Accrued bonuses and incentive compensation	$4,670	$30,541	$3,782
Contingent consideration	14,463	14,442	—
Income taxes payable	10,642	1,477	13,902
Accrued workers' compensation	5,351	5,446	6,037
Accrued sales and use taxes	6,078	5,402	5,409
Accrued salaries and wages	2,449	5,517	2,128
Accrued gift certificates	6,021	6,011	4,882
Accrued 401(k) contributions	906	6,200	987
Accrued closure costs	6,522	4,251	84
Other current liabilities	15,488	15,323	14,273
Total	$72,590	$94,610	$51,484

Other long-term liabilities consisted of the following:

(dollars in thousands)	March 30, 2013	December 29, 2012	March 31, 2012
Deferred lease incentives	$32,066	$29,913	$25,550
Accrued rent	21,777	20,485	16,778
Contingent consideration	15,558	15,262	26,767
OshKosh pension plan	13,584	13,557	11,519
Unrecognized tax benefits	11,447	10,479	9,492
Post-retirement medical plan	6,265	6,201	6,660
Deferred compensation	5,209	3,996	2,653
Accrued closure costs	—	—	1,052
Other	98	161	84
Total	$106,004	$100,054	$100,555

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

	For the fiscal quarters ended
(dollars in thousands)	March 30, 2013	% of Total	March 31, 2012	% of Total
Net sales:

Carter’s Wholesale	$248,178	42.0%	$249,485	45.2%
Carter’s Retail (a)	208,429	35.3%	177,204	32.1%
Total Carter’s	456,607	77.3%	426,689	77.3%

OshKosh Retail (a)	55,345	9.4%	57,988	10.5%
OshKosh Wholesale	18,186	3.1%	20,274	3.7%
Total OshKosh	73,531	12.4%	78,262	14.2%

International (b)	60,871	10.3%	46,711	8.5%

Total net sales	$591,009	100.0%	$551,662	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales

Carter’s Wholesale	$50,184	20.2%	$40,216	16.1%
Carter’s Retail (a)	39,784	19.1%	30,534	17.2%
Total Carter’s	89,968	19.7%	70,750	16.6%

OshKosh Retail (a)	(5,095)	(9.2)%	(7,339)	(12.7)%
OshKosh Wholesale	2,803	15.4%	619	3.1%
Total OshKosh	(2,292)	(3.1)%	(6,720)	(8.6)%

International (b) (c)	4,996	8.2%	6,903	14.8%

Total segment operating income	92,672	15.7%	70,933	12.9%

Corporate expenses (d) (e)	(25,729)	(4.4)%	(17,133)	(3.1)%

Total operating income	$66,943	11.3%	$53,800	9.8%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges of $0.9 million and $0.7 million for the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively, associated with the revaluation of the Company’s contingent consideration.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)
Includes $0.6 million and $1.1 million of costs associated with the closure of a distribution facility located in Hogansville, Georgia for the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively, and $8.0 million related to the office consolidation, for the fiscal quarter ended March 30, 2013.

NOTE 14 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded approximately $0.6 million in closing-related costs during the first fiscal quarter of 2013. The total amount of charges consisted of severance of approximately $0.4 million and accelerated depreciation (included in selling, general, and administrative expenses) of $0.1 million. The Company recorded approximately $1.1 million in closing-related costs during the first fiscal quarter of 2012. The total amount of charges consisted of severance of approximately $1.0 million and $0.1 million in accelerated depreciation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 30, 2013:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	$2,039	$—	$2,039
Provision	433	9	442
Payments	—	—	—
Balance at March 30, 2013	$2,472	$9	$2,481

As of March 31, 2012, restructuring reserves were approximately $1.1 million.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company expects to incur, in fiscal 2013, closure-related charges of approximately $2.2 million, comprising $0.6 million for one-time termination benefits, $0.6 million in accelerated depreciation, and other closure costs of $1.0 million.

OFFICE CONSOLIDATION

In conjunction with the Company's plan to consolidate its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from its other offices, into a new headquarters facility in Atlanta, Georgia, the Company recorded approximately $8.0 million in closing-related costs in the first fiscal quarter of 2013, all of which has been included in selling, general, and administrative expenses. The total amount of charges consisted of recruiting, relocation and other closure costs of $4.9 million, employee severance and other benefit costs of approximately $1.8 million, and accelerated depreciation of $1.3 million.

The following table summarizes restructuring reserves related to the office consolidation which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 30, 2013:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	$2,235	$—	$2,235
Provision	1,806	4,900	6,706
Payments	—	(4,900)	(4,900)
Balance at March 30, 2013	$4,041	$—	$4,041

The Company expects to substantially complete this consolidation by the end of fiscal 2013. The Company anticipates pre-tax consolidation-related expenses for the full year of fiscal 2013 to be approximately $35 - $39 million. Included in the total are cash charges of approximately $33 million, comprising $16 million of recruiting and relocation expenses, $5 million of employee severance and other benefit costs, $7 million of lease-related charges, and $5 million of other closure costs. The Company also expects approximately $4 million in non-cash accelerated depreciation expense.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. In the first fiscal quarter of 2013, the Company adopted the guidance and determined that there were no significant amounts reclassified in the period that would require enhanced disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	For the fiscal quarters ended
	March 30, 2013	March 31, 2012

Net sales

Carter’s Wholesale	42.0%	45.2%
Carter’s Retail	35.3%	32.1%
Total Carter’s	77.3%	77.3%

OshKosh Retail	9.4%	10.5%
OshKosh Wholesale	3.1%	3.7%
Total OshKosh	12.4%	14.2%

International	10.3%	8.5%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	58.9%	64.7%

Gross profit	41.1%	35.3%
Selling, general, and administrative expenses	31.4%	27.1%
Royalty income	(1.6)%	(1.6)%

Operating income	11.3%	9.8%
Interest expense, net	0.2%	0.4%
Other expense (income), net	0.1%	0.1%

Income before income taxes	11.0%	9.3%
Provision for income taxes	4.0%	3.4%

Net income	7.0%	5.9%

Number of retail stores at end of period:
Carter’s - U.S.	423	372
OshKosh - U.S.	164	168
International	103	69

Total retail stores	690	609

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL QUARTER ENDED MARCH 30, 2013 COMPARED WITH FISCAL QUARTER ENDED MARCH 31, 2012

CONSOLIDATED NET SALES

In the first fiscal quarter of 2013, consolidated net sales increased $39.3 million, or 7.1%, to $591.0 million. The growth reflects higher sales in the Carter's retail and international segments, partially offset by lower sales in the other segments.

	For the fiscal quarters ended
(dollars in thousands)	March 30, 2013	% of Total	March 31, 2012	% of Total

Net sales:
Carter’s Wholesale	$248,178	42.0%	$249,485	45.2%
Carter’s Retail	208,429	35.3%	177,204	32.1%
Total Carter’s	456,607	77.3%	426,689	77.3%

OshKosh Retail	$55,345	9.4%	$57,988	10.5%
OshKosh Wholesale	18,186	3.1%	20,274	3.7%
Total OshKosh	73,531	12.4%	78,262	14.2%
International	60,871	10.3%	46,711	8.5%
Total net sales	$591,009	100.0%	$551,662	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales decreased $1.3 million, or 0.5%, in the first fiscal quarter of 2013 to $248.2 million. This decline was primarily due to a decrease in units shipped as compared to the first fiscal quarter of 2012.

CARTER’S RETAIL SALES

Carter’s retail sales increased $31.2 million, or 17.6%, in the first fiscal quarter of 2013 to $208.4 million. The increase was driven by incremental sales of $19.3 million generated by new store openings, $13.3 million generated by eCommerce sales, and a comparable store sales increase of $0.8 million, or 0.6%, partially offset by the impact of store closings of $2.2 million. On a comparable store basis, the average transaction value increased 0.4% as compared to the first fiscal quarter of 2012.

During the first quarter of fiscal 2013, we opened 12 Carter's stores and closed two stores. There were a total of 423 Carter’s retail stores as of March 30, 2013. In total, we plan to open approximately 60 and close five Carter’s retail stores during fiscal 2013.

OSHKOSH RETAIL SALES

OshKosh retail sales decreased $2.6 million, or 4.6%, in the first fiscal quarter of 2013 to $55.3 million. The decline was driven by a comparable store sales decrease of $4.7 million, or 9.5%, and the impact of store closings of $2.5 million, partially offset by incremental sales of $2.8 million generated by eCommerce sales and $1.7 million from new store openings. On a comparable store basis, the number of transactions decreased 10.6% and the average transaction value increased 1.3% driven by an increase in average unit retail price.

During the first fiscal quarter of 2013, we closed four stores. There were a total of 164 OshKosh retail stores as of March 30, 2013. In total, we plan to open approximately 15 and close five OshKosh retail stores during fiscal 2013.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $2.1 million, or 10.3%, in the first fiscal quarter of 2013 to $18.2 million. This decrease was primarily due to an 18.4% decline in units shipped and a 9.9% increase in average price per unit as compared to the first fiscal quarter of 2012.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INTERNATIONAL SALES

International sales increased $14.2 million, or 30.3%, in the first fiscal quarter of 2013 to $60.9 million. Our international retail sales increased $8.7 million, or 36.1%, to $32.7 million, driven by incremental Canadian sales of $4.7 million (primarily from new store openings), sales by our Japanese operations of $3.5 million, and $1.5 million of incremental eCommerce sales, partially offset by a Canadian comparable store decline of $0.9 million, or 3.9%. In addition, international wholesale sales increased $5.5 million, or 24.1%, to $28.2 million, driven by higher wholesale sales primarily in Mexico and Canada.

During the first fiscal quarter of 2013, we opened six retail stores in Canada and closed one store. There were a total of 87 retail stores in Canada as of March 30, 2013. In fiscal 2013, we plan to open a total of approximately 22 retail stores in Canada and close one.

Consistent with our strategy to extend the reach of our brands, we began operations in Japan during the first quarter of fiscal 2013.

GROSS PROFIT

Our gross profit increased $48.3 million, or 24.8%, to $243.1 million in the first fiscal quarter of 2013. Gross margin increased from 35.3% in the first fiscal quarter of 2012 to 41.1% in the first fiscal quarter of 2013. Gross margin in the first fiscal quarter of 2013 was favorably affected by lower product costs and greater contribution from the direct-to-consumer business.

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first fiscal quarter of 2013 increased $35.7 million, or 23.8%, to $185.4 million. As a percentage of net sales, selling, general, and administrative expenses increased from 27.1% to 31.4% in the first fiscal quarter of 2013.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$11.9 million in higher domestic and Canada retail store expenses;

•	$8.0 million in costs associated with the office consolidation;

•	$4.7 million in distribution and freight costs;

•	$3.9 million in costs associated with the commencement and operation of our Japanese subsidiary in the first fiscal quarter of 2013; and

•	$2.0 million in incremental operating expenses associated with the growth of the eCommerce business.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in the first fiscal quarter of 2013 was approximately $9.2 million (including $1.5 million of international royalty income), an increase of 5.4%, as compared to the first fiscal quarter of 2012. The increase reflects strength in domestic royalties, partially offset by lower international royalties.

OPERATING INCOME

Operating income increased $13.1 million, or 24.4%, to $66.9 million in the first fiscal quarter of 2013 due to the factors described above.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INTEREST EXPENSE, NET

Interest expense, net in the first fiscal quarter of 2013 decreased $0.7 million, or 37.9%, to $1.2 million, compared to the first fiscal quarter of 2012. Weighted-average borrowings for the first fiscal quarter of 2013 were $186.0 million at an effective interest rate of 2.58%, as compared to weighted-average borrowings for the first fiscal quarter of 2012 of $236.0 million at an effective interest rate of 3.22%. The effective interest rate in the first fiscal quarter of 2013 was lower than than the effective rate in the first fiscal quarter of 2012 due to the effect of the refinancing of our revolving credit facility in the second quarter of fiscal 2012. The effective interest rate calculation includes the amortization of debt issuance costs.

OTHER EXPENSE (INCOME), NET

During the first fiscal quarter of fiscal 2013, the Company recorded a loss of approximately $0.6 million related to foreign currency adjustments and gains of approximately $0.1 million on our investments in marketable securities.

During the first fiscal quarter of fiscal 2012, the Company recorded a $0.3 million net loss related to the mark-to-market adjustment on open foreign currency exchange contracts and other foreign currency adjustments.

INCOME TAXES

Our effective tax rate for the first fiscal quarter of 2013 was 36.5% for fiscal 2013 as compared to 37.4% for the first fiscal quarter of fiscal 2012. The decrease in our effective rate is attributable to the effect of federal tax legislation enacted during the first fiscal quarter of 2013 that retroactively reinstated certain federal tax credits for fiscal 2012.

NET INCOME

Our net income for the first fiscal quarter of 2013 increased $9.1 million, or 28.3%, to $41.4 million as compared to $32.3 million in the first fiscal quarter of 2012.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures. Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolving credit facility, and we expect that these sources will fund our ongoing requirements for working capital and capital expenditures for the foreseeable future, although no assurance can be given in this regard.

Net accounts receivable at March 30, 2013 were $178.4 million compared to $178.7 million at March 31, 2012 and $168.0 million at December 29, 2012. Due to the seasonal nature of our operations, the net accounts receivable balance at March 30, 2013 is not comparable to the net accounts receivable balance at December 29, 2012.

Net inventories at March 30, 2013 were $284.5 million compared to $265.7 million at March 31, 2012 and $349.5 million at December 29, 2012. The increase of $18.8 million, or 7.1%, as compared to March 31, 2012, reflects growth in the business, partially offset by lower product costs. Due to the seasonal nature of our operations, the net inventories balance at March 30, 2013 is not comparable to the net inventories balance at December 29, 2012.

Net cash provided by operating activities for the first fiscal quarter of 2013 was $53.1 million compared to net cash provided by operating activities of $82.4 million in the first fiscal quarter of 2012. The decrease in operating cash flow primarily reflects unfavorable changes in net working capital, partially offset by an increase in earnings.

Our capital expenditures were $31.4 million in the first fiscal quarter of 2013 compared to $16.4 million in the first fiscal quarter of 2012, primarily reflecting expenditures of approximately $15.4 million for the Braselton, Georgia distribution facility, $9.0 million for our U.S. and international retail store openings and remodelings, and $5.2 million for information technology.

For the first fiscal quarter of 2013, cash used in financing activities was $6.0 million, primarily as a result of share repurchases, as compared to a source of funds of $1.0 million for the first fiscal quarter of 2012.

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

REVOLVING CREDIT FACILITY
The aggregate principal amount of the facility as of March 30, 2013, is $375 million consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility. The sub-limit for U.S. dollar letters of credit is $175 million. The revolving credit facility expires August 31, 2017.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%.
At March 30, 2013, we had approximately $186.0 million in revolver borrowings, exclusive of $13.9 million of outstanding letters of credit, leaving approximately $175.0 million available for future borrowings. Weighted-average borrowings for the first fiscal quarter of 2013 were $186.0 million at an effective interest rate of 2.58%, as compared to weighted-average borrowings for the first fiscal quarter of 2012 of $236.0 million at an effective interest rate of 3.22%. The effective interest rate calculation includes the amortization of debt issuance costs.

As of March 30, 2013, we were in compliance with our financial debt covenants.
FACILITY CLOSURES

In conjunction with the plan to close the Hogansville, Georgia distribution facility, we expect to incur, in fiscal 2013, closure-related charges of approximately $2.2 million, comprising $0.6 million for one-time termination benefits, $0.6 million in accelerated depreciation, and other closure costs of $1.0 million. The salvage value of this facility is estimated to be $2.0 million.

In conjunction with our plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia, we anticipate pre-tax consolidation-related expenses for the full year of fiscal 2013 to be approximately $35 - $39 million. Included in the total are cash charges of approximately $33 million, comprising $16 million of recruiting and relocation expenses, $5 million of employee severance and other benefit costs, $7 million of lease-related charges, and $5 million of other closure costs. We also expect approximately $4 million in non-cash accelerated depreciation expense. We expect to substantially complete this consolidation by the end of fiscal 2013.

BONNIE TOGS ACQUISITION

As of March 30, 2013, a discounted contingent consideration liability of approximately $30.0 million has been recorded related to our 2011 purchase of Bonnie Togs. The liability is based upon the high probability that Bonnie Togs will attain its earnings targets. Approximately $14.5 million of the total liability is included in other current liabilities and the remainder is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.

SHARE REPURCHASES

Pursuant to the previously announced authorizations by the Board of Directors, during the first quarter of fiscal 2013, we repurchased and retired 156,600 shares, or approximately $8.9 million, at an average price of $57.10 per share. The total remaining capacity was approximately $50.0 million as of March 30, 2013. These authorizations have no expiration date.
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

EFFECTS OF INFLATION AND DEFLATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. We expect product costs will generally remain above historic levels in fiscal 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for fiscal 2012, filed on Form 10-K. Our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans and stock-based compensation arrangements. There have been no significant changes in the application of these policies since December 29, 2012.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2013 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Our risks are described herein under Item 1A of Part II.

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

Transactions by our foreign subsidiaries may be denominated in a currency other than the entity’s functional currency. Fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar and the United States dollar and the Japanese Yen may affect our results of operations, financial position, and cash flows. From time to time, we employ foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. As of March 30, 2013, there are no outstanding foreign exchange contracts.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of March 30, 2013, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual interest cost by $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors as well as the other information contained in this Quarterly Report on Form 10-Q and other filings with the SEC in evaluating our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations. If any of the following risks actually occur, our operating results may be affected.

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues.

We derived approximately 25% of our consolidated net sales from our top four customers as of March 30, 2013. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us, face difficulties in meeting their obligations to us, or terminate their relationship with us. Any of the foregoing could result in a material decrease in our sales or operating results.

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

One sourcing agent managed approximately 80% of our inventory purchases as of March 30, 2013. Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results. In addition, we have recently increased the amount of our inventory that we source directly and plan to continue to further increase such amounts. We have limited experience in directly sourcing inventory purchases from foreign vendors and we may experience difficulty in the transition, which could disrupt our business, increase our costs, and have a material adverse effect on our operating results.

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

The Company's retail stores are located in leased retail locations across the United States and Canada, as well as in Japan. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or the Company is unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on the Company's sales, gross margin, and results of operations.

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

As of March 30, 2013, the Company had goodwill of $136.6 million for Carter's and goodwill of $52.2 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, and $85.5 million for the OshKosh brand on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

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

The consolidation of certain offices into a new headquarters facility in Atlanta, Georgia may adversely affect our results of operations, financial position, and cash flows more than anticipated.

Actual charges related to the Company's planned office consolidation could be greater than estimated.  The office consolidation may not be completed during the expected timeframe.  If we do not effectively transition our workforce by identifying and relocating key positions and hiring qualified candidates in Georgia, we could experience business disruption due to a loss of historical knowledge and a lack of business continuity.  We may not be able to achieve all or any of the expected benefits of the office consolidation as a result of any such business disruption or other factors.  Disruption to our operations as a result of the consolidation could adversely affect our operations and financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the first quarter of fiscal 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

December 30, 2012 through January 26, 2013	7,959	$55.65	—	$58,900,000

January 27, 2013 through February 23, 2013	31,805	$59.49	—	$58,900,000

February 24, 2013 through March 30, 2013	192,139	$57.20	156,600	$50,000,000

Total	231,903		156,600

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 7,959 shares surrendered between December 30, 2012 and January 26, 2013, 31,805 shares between January 27, 2013 and February 23, 2013 and 35,539 shares between February 24, 2013 and March 30, 2013.

(2)	Amounts purchased during the first fiscal quarter of 2013 were made in accordance with the share repurchase authorization described in Note 5 to our condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.

32	Section 1350 Certification.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

Date : April 25, 2013	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : April 25, 2013	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)