Form 10-Q
period 2013-06-29
CARTERS INC
filed 2013-07-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 19, 2013
Common stock, par value $0.01 per share	59,236,663

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 29, 2013, December 29, 2012, and June 30, 2012	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended June 29, 2013 and June 30, 2012	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended June 29, 2013 and June 30, 2012	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the two fiscal quarters ended June 29, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended June 29, 2013 and June 30, 2012	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4	Controls and Procedures	26

Part II. Other Information

Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults upon Senior Securities	34
Item 4	Mine Safety Disclosures	34
Item 5	Other Information	34
Item 6	Exhibits	34

Signatures		35

Certifications

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	June 29, 2013	December 29, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$312,132	$382,236	$237,629
Accounts receivable, net	133,277	168,046	131,888
Finished goods inventories, net	429,223	349,530	377,857
Prepaid expenses and other current assets	48,621	22,216	27,485
Deferred income taxes	32,948	35,675	23,838
Total current assets	956,201	957,703	798,697
Property, plant, and equipment, net	208,094	170,110	139,592
Goodwill	186,957	189,749	188,621
Tradenames and other intangibles, net	342,883	306,072	306,249
Deferred debt issuance costs, net	2,486	2,878	2,270
Other assets	5,130	3,597	436
Total assets	$1,701,751	$1,630,109	$1,435,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,588	$149,625	$120,922
Other current liabilities	74,062	94,610	44,639
Total current liabilities	273,650	244,235	165,561
Long-term debt	186,000	186,000	186,000
Deferred income taxes	112,171	114,341	113,355
Other long-term liabilities	108,993	100,054	103,612
Total liabilities	$680,814	$644,630	$568,528

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 29, 2013, December 29, 2012, and June 30, 2012, respectively	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 59,353,894, 59,126,639, and 58,989,420 shares issued and outstanding at June 29, 2013, December 29, 2012, and June 30, 2012, respectively	594	591	590
Additional paid-in capital	238,167	250,276	240,427
Accumulated other comprehensive loss	(15,207)	(11,205)	(11,427)
Retained earnings	797,383	745,817	637,747
Total stockholders’ equity	1,020,937	985,479	867,337
Total liabilities and stockholders’ equity	$1,701,751	$1,630,109	$1,435,865

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$517,874	$472,162	$1,108,883	$1,023,824
Cost of goods sold	297,629	288,919	645,576	645,842
Gross profit	220,245	183,243	463,307	377,982
Selling, general, and administrative expenses	195,014	156,290	380,375	305,995
Royalty income	(7,507)	(7,474)	(16,749)	(16,240)
Operating income	32,738	34,427	99,681	88,227
Interest expense, net	1,060	1,666	2,163	3,623
Other expense (income), net	531	(135)	1,104	171
Income before income taxes	31,147	32,896	96,414	84,433
Provision for income taxes	11,474	12,091	35,326	31,353
Net income	$19,673	$20,805	$61,088	$53,080

Basic net income per common share	$0.33	$0.35	$1.03	$0.90

Diluted net income per common share	$0.33	$0.35	$1.02	$0.89

Dividend declared and paid per common share	$0.16	$—	$0.16	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$19,673	$20,805	$61,088	$53,080
Other comprehensive loss:
Foreign currency translation adjustments	(2,537)	(1,340)	(4,002)	(145)
Comprehensive income	$17,136	$19,465	$57,086	$52,935

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 29, 2012	59,126,639	$591	$250,276	$(11,205)	$745,817	$985,479
Income tax benefit from stock-based compensation	—	—	9,929	—	—	9,929
Exercise of stock options	605,350	6	11,204	—	—	11,210
Withholdings from vesting of restricted stock	(95,873)	(1)	(4,539)	—	—	(4,540)
Restricted stock activity	291,607	3	(3)	—	—	—
Stock-based compensation expense	—	—	7,972	—	—	7,972
Issuance of common stock	16,173	—	1,080	—	—	1,080
Repurchase of common stock	(590,002)	(5)	(37,752)	—	—	(37,757)
Cash dividends declared and paid	—	—	—	—	(9,522)	(9,522)
Comprehensive income	—	—	—	(4,002)	61,088	57,086
Balance at June 29, 2013	59,353,894	$594	$238,167	$(15,207)	$797,383	$1,020,937

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$61,088	$53,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,936	17,793
Revaluation of contingent consideration	1,866	1,779
Amortization of debt issuance costs	392	354
Stock-based compensation expense	8,425	6,351
Income tax benefit from stock-based compensation	(9,929)	(1,834)
Loss on disposal of property, plant, and equipment	112	517
Deferred income taxes	557	554
Effect of changes in operating assets and liabilities:
Accounts receivable	34,519	25,887
Inventories	(81,361)	(30,705)
Prepaid expenses and other assets	(28,136)	(8,921)
Accounts payable and other liabilities	56,371	25,084
Net cash provided by operating activities	69,840	89,939

Cash flows from investing activities:
Capital expenditures	(70,566)	(37,711)
Acquisition of tradenames	(38,007)	—
Proceeds from sale of property, plant, and equipment	—	6
Net cash used in investing activities	(108,573)	(37,705)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	2,500
Payments on revolving credit facility	—	(52,500)
Repurchase of common stock	(37,757)	—
Dividends paid	(9,522)	—
Income tax benefit from stock-based compensation	9,929	1,834
Withholdings from vesting of restricted stock	(4,539)	(2,408)
Proceeds from exercise of stock options	11,210	2,481

Net cash used in financing activities	(30,679)	(48,093)

Effect of exchange rate changes on cash	(692)	(6)
Net (decrease) increase in cash and cash equivalents	(70,104)	4,135
Cash and cash equivalents, beginning of period	382,236	233,494

Cash and cash equivalents, end of period	$312,132	$237,629

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company” and “its”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for its 438 Carter’s, 164 OshKosh, and 107 international retail stores that market its brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of June 29, 2013, the results of operations and comprehensive income for the fiscal quarter and the two fiscal quarters ended June 29, 2013 and June 30, 2012, its cash flows for the two fiscal quarters ended June 29, 2013 and June 30, 2012, and its changes in stockholders' equity for the two fiscal quarters ended June 29, 2013. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and two fiscal quarters ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.

The accompanying condensed consolidated balance sheet as of December 29, 2012 is derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	June 29, 2013	December 29, 2012	June 30, 2012

Cumulative foreign currency translation adjustments	$(6,068)	$(2,066)	$(3,269)
Pension and post-retirement liability adjustment	(9,139)	(9,139)	(8,158)
Total accumulated other comprehensive loss	$(15,207)	$(11,205)	$(11,427)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Tradenames

On June 13, 2013, the Company acquired worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons brands, including trademark registrations. The Company acquired these worldwide rights for defensive purposes to reduce brand confusion and facilitate expansion in certain key international markets. The total consideration paid was approximately $38.0 million in cash and was accounted for as an asset acquisition. These tradenames are being amortized over three years, using an accelerated amortization method. The estimated future amortization expense for these assets is approximately $12.5 million for the remainder of fiscal 2013, $16.4 million for fiscal 2014, $6.2 million for fiscal 2015, and $1.7 million for fiscal 2016.

Balance Sheet Components

The Company’s goodwill and other intangible assets were as follows:

		June 29, 2013			December 29, 2012
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$50,387	$—	$50,387	$53,179	$—	$53,179
Total goodwill		$186,957	$—	$186,957	$189,749	$—	$189,749

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Other tradenames	3 years	$38,007	$1,000	$37,007	$—	$—	$—
Bonnie Togs tradename	2 years	$572	$572	$—	$604	$453	$151
Total tradenames		$344,312	$1,572	$342,740	$306,337	$453	$305,884
Non-compete agreements	4 years	$285	$142	$143	$301	$113	$188
Total tradenames and other intangibles, net		$344,597	$1,714	$342,883	$306,638	$566	$306,072

		June 30, 2012
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$52,051	$—	$52,051
Total goodwill		$188,621	$—	$188,621

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$589	$294	$295
Total tradenames		$306,322	$294	$306,028
Non-compete agreements	4 years	$295	$74	$221
Total tradenames and other intangibles, net		$306,617	$368	$306,249

NOTE 5 – COMMON STOCK:

Share Repurchases

In the second quarter of fiscal 2013, the Company's Board of Directors approved a $300 million share repurchase authorization, including amounts remaining under the previous authorizations. During the fiscal quarter and two fiscal quarters ended June

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

29, 2013, the Company repurchased and retired shares in the following amounts:

	Number of shares repurchased	Aggregate cost of shares repurchased (in millions)	Average price per share
Shares repurchased and retired in Q1 2013	156,600	$8.9	$57.10
Shares repurchased and retired in Q2 2013	433,402	$28.8	$66.49
Shares repurchased and retired through June 29, 2013	590,002	$37.8	$63.99

The total capacity under the repurchase authorization as of June 29, 2013, was approximately $283.6 million. The authorization has no expiration date.

The Company did not purchase any shares of its common stock during the first two fiscal quarters ended June 30, 2012.

Dividend

In the second fiscal quarter of 2013, the Company's Board of Directors authorized a quarterly cash dividend of $0.16 per share paid on June 14, 2013, for shareholders of record at the close of business on May 31, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the Company's senior credit facility currently require the Company to continue to maintain a lease adjusted leverage ratio of less than or equal to 3.50:1.00 and availability under the facility of at least $50 million (as well as to not have any defaults) in order to pay dividends or repurchase common stock. These requirements could have the effect of restricting the Company’s ability to pay future cash dividends on or make future repurchases of its common stock.

NOTE 6 – LONG-TERM DEBT

At June 29, 2013, the Company had approximately $186.0 million in revolver borrowings, exclusive of $15.3 million of outstanding letters of credit, at an effective interest rate of 1.70%. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%. As of June 29, 2013, there was approximately $174.0 million available for future borrowing.

As of June 29, 2013, the Company was in compliance with its financial debt covenants.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

	Fiscal quarters ended		Two fiscal quarters ended
(dollars in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock options	$1,233	$1,112	$2,508	$2,043
Restricted stock:
Time-based awards	1,791	1,439	3,482	2,593
Performance-based awards	1,156	662	1,982	1,070
Stock awards	180	270	453	645
Total	$4,360	$3,483	$8,425	$6,351

All of the cost was reflected as a component of selling, general, and administrative expenses.

STOCK OPTIONS

The following table summarizes the Company's stock option activity for the two fiscal quarters ended June 29, 2013:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 29, 2012	2,078,433	$26.14
Granted	338,600	$59.47
Exercised	(605,350)	$18.52
Forfeited	(27,400)	$33.52
Expired	—	—
Outstanding, June 29, 2013	1,784,283	$34.94	7.40	$69,817
Vested and Expected to Vest, June 29, 2013	1,719,751	$34.57	7.35	$67,934
Exercisable, June 29, 2013	871,319	$25.04	6.11	$42,718

The intrinsic value of stock options exercised during the two fiscal quarters ended June 29, 2013 and June 30, 2012 was approximately $27.2 million and $3.2 million, respectively. At June 29, 2013, there was approximately $11.4 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The table below presents the assumptions used to calculate the fair value of options granted:

	Two fiscal quarters ended
	June 29, 2013	June 30, 2012

Expected volatility	33.17%	34.82%
Risk-free interest rate	1.12%	1.38%
Expected term (years)	6.0	5.9
Dividend yield	—%	—%
Weighted average fair value of options granted	$20.15	$15.11

RESTRICTED STOCK AWARDS

The following table summarizes activity related to all restricted stock awards during the two fiscal quarters ended June 29, 2013:

	Restricted stock awards	Weighted-average grant-date fair value

Outstanding, December 29, 2012	766,929	$33.97
Granted	313,773	$59.76
Vested	(213,152)	$31.36
Forfeited	(13,575)	$33.57
Outstanding, June 29, 2013	853,975	$44.10

Time-based Restricted Stock Awards

At June 29, 2013, there was approximately $17.0 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Performance-based Restricted Stock Awards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first fiscal quarter of 2012, the Company granted its executive officers an aggregate of 152,000 performance-based restricted shares at a fair market value of $42.61 per share. During the first fiscal quarter of 2013, the Company granted its executive officers an aggregate of 118,200 performance-based restricted shares at a fair market value of $59.27 per share.

Vesting of these shares is contingent upon meeting specific performance targets through 2014 (in the case of the fiscal 2012 awards) or 2015 (in the case of the fiscal 2013 awards). Currently, the Company believes that the respective targets will be achieved and has recorded compensation expense based on the proration of the total ultimate expected value of the award.

At June 29, 2013, there was approximately $11.1 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.5 years.

NOTE 8 – EMPLOYEE BENEFIT PLANS

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension cost included in the statement of operations was comprised of:

	Fiscal quarters ended		Two fiscal quarters ended
(dollars in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest cost	$584	$597	$1,168	$1,194
Expected return on plan assets	(764)	(713)	(1,528)	(1,426)
Recognized actuarial loss	207	178	414	355
Net periodic pension cost	$27	$62	$54	$123

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations are as follows:

	Fiscal quarters ended		Two fiscal quarters ended
(dollars in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Service cost – benefits attributed to service during the period	$40	$17	$80	$34
Interest cost on accumulated post-retirement benefit obligation	58	53	116	106
Amortization net actuarial gain	(34)	(18)	(68)	(36)
Total net periodic post-retirement benefit cost	$64	$52	$128	$104

NOTE 9 – INCOME TAXES

As of June 29, 2013, the Company had gross unrecognized tax benefits of approximately $10.6 million, of which $7.4 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but could accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2013 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and two fiscal quarters ended June 29, 2013 and June 30, 2012, interest expense recorded on uncertain tax positions was not significant. The Company had

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

approximately $0.8 million, $0.7 million, and $0.7 million of interest accrued on uncertain tax positions as of June 29, 2013, December 29, 2012, and June 30, 2012, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

In fiscal 2012, the Company began investing in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. The Company had approximately $4.5 million and $3.2 million of such Level 1 investments as of June 29, 2013 and December 29, 2012, respectively. There were no such investments as of June 30, 2012.

All of the marketable securities purchased were included in other assets in the accompanying unaudited condensed consolidated balance sheets. During the fiscal quarter and two fiscal quarters ended June 29, 2013, gains on the investments in marketable securities were not significant.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability related to the Company's acquisition of Bonnie Togs on June 30, 2011:

	Fiscal quarters ended		Two fiscal quarters ended
(dollars in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Balance at beginning of period	$30,021	26,767	$29,704	$25,566
Accretion expense	979	1,088	1,866	1,779
Foreign currency translation adjustment	(1,050)	(550)	(1,620)	(40)
Balance at end of period	$29,950	27,305	$29,950	$27,305

The contingent consideration liability is a Level 3 fair value measurement. As of June 29, 2013, the Company determined the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met and a discount rate of 18%.

OTHER

As of June 30, 2012, the Company had contracts for the purchase of $8.0 million of U.S. dollars at fixed rates. The Level 1 fair value of these forward contracts was an asset of $0.1 million. During the fiscal quarter and two fiscal quarters ended June 30, 2012, the Company recorded a gain on the mark-to-market of foreign currency exchange contracts of approximately $0.1 million and a loss of approximately $0.5 million, respectively, on these contracts.

The Company did not enter into any foreign exchange forward contracts during the two fiscal quarters ended June 29, 2013 and there were no such contracts outstanding at June 29, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarters ended		Two fiscal quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	58,567,558	58,200,702	58,519,286	58,128,989
Dilutive effect of equity awards	588,622	676,321	648,072	645,174
Diluted number of common and common equivalent shares outstanding	59,156,180	58,877,023	59,167,358	58,774,163

Basic net income per common share:
Net income	$19,673,000	$20,805,000	$61,088,000	$53,080,000
Income allocated to participating securities	(265,000)	(271,000)	(811,000)	(651,000)
Net income available to common shareholders	$19,408,000	$20,534,000	$60,277,000	$52,429,000

Basic net income per common share	$0.33	$0.35	$1.03	$0.90

Diluted net income per common share:
Net income	$19,673,000	$20,805,000	$61,088,000	$53,080,000
Income allocated to participating securities	(263,000)	(268,000)	(803,000)	(644,000)
Net income available to common shareholders	$19,410,000	$20,537,000	$60,285,000	$52,436,000

Diluted net income per common share	$0.33	$0.35	$1.02	$0.89

Anti-dilutive shares excluded from dilutive earnings per share computation	350,200	344,200	362,500	361,800

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	June 29, 2013	December 29, 2012	June 30, 2012
Accrued bonuses and incentive compensation	$8,008	$30,541	$7,048
Contingent consideration	14,262	14,442	—
Accrued workers' compensation	6,163	5,446	5,844
Accrued sales and use taxes	4,113	5,402	3,708
Accrued salaries and wages	6,049	5,517	5,261
Accrued gift certificates	6,315	6,011	5,140
Accrued 401(k) contributions	3,325	6,200	2,000
Accrued closure costs	9,264	4,274	1,508
Other current liabilities	16,563	16,777	14,130
Total	$74,062	$94,610	$44,639

Other long-term liabilities consisted of the following:

(dollars in thousands)	June 29, 2013	December 29, 2012	June 30, 2012
Deferred lease incentives	$33,335	$29,913	$26,560
Accrued rent	22,878	20,485	17,734
Contingent consideration	15,688	15,262	27,305
OshKosh pension plan	13,611	13,557	11,581
Unrecognized tax benefits	11,421	10,479	10,641
Post-retirement medical plan	6,329	6,201	6,660
Deferred compensation	5,699	3,996	3,046
Other	32	161	85
Total	$108,993	$100,054	$103,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

	Fiscal quarters ended				Two fiscal quarters ended
(dollars in thousands)	June 29, 2013	% of Total	June 30, 2012	% of Total	June 29, 2013	% of Total	June 30, 2012	% of Total
Net sales:
Carter’s Wholesale	$196,734	38.0%	$194,523	41.2%	$444,912	40.1%	$444,008	43.4%
Carter’s Retail (a)	199,370	38.5%	169,261	35.8%	407,799	36.8%	346,465	33.8%
Total Carter’s	396,104	76.5%	363,784	77.0%	852,711	76.9%	790,473	77.2%
OshKosh Retail (a)	56,423	10.9%	58,301	12.3%	111,768	10.1%	116,289	11.4%
OshKosh Wholesale	11,301	2.2%	12,789	2.7%	29,487	2.7%	33,063	3.2%
Total OshKosh	67,724	13.1%	71,090	15.1%	141,255	12.8%	149,352	14.6%
International (b)	54,046	10.4%	37,288	7.9%	114,917	10.3%	83,999	8.2%
Total net sales	$517,874	100.0%	$472,162	100.0%	$1,108,883	100.0%	$1,023,824	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Wholesale	$31,298	15.9%	$35,482	18.2%	$81,482	18.3%	$75,698	17.0%
Carter’s Retail (a)	33,256	16.7%	19,955	11.8%	73,040	17.9%	50,489	14.6%
Total Carter’s	64,554	16.3%	55,437	15.2%	154,522	18.1%	126,187	16.0%
OshKosh Retail (a)	(6,073)	(10.8)%	(9,342)	(16.0)%	(11,168)	(10.0)%	(16,682)	(14.3)%
OshKosh Wholesale	681	6.0%	67	0.5%	3,484	11.8%	686	2.1%
Total OshKosh	(5,392)	(8.0)%	(9,275)	(13.0)%	(7,684)	(5.4)%	(15,996)	(10.7)%
International (b) (c)	7,353	13.6%	6,098	16.4%	12,349	10.7%	13,001	15.5%
Total segment operating income	66,515	12.8%	52,260	11.1%	159,187	14.4%	123,192	12.0%
Corporate expenses (d) (e)	(33,777)	(6.5)%	(17,833)	(3.8)%	(59,506)	(5.4)%	(34,965)	(3.4)%
Total operating income	$32,738	6.3%	$34,427	7.3%	$99,681	9.0%	$88,227	8.6%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company’s contingent consideration of $1.0 million and $1.9 million for the fiscal quarter and two fiscal quarters ended June 29, 2013, respectively, and $1.1 million and $1.8 million for the quarter and two fiscal quarters ended June 30, 2012, respectively.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)    Includes the following charges:

	Fiscal quarters ended		Two fiscal quarters ended
(dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Closure of distribution facility in Hogansville, GA	$—	$0.7	$0.6	$1.8
Office consolidation costs	$10.2	$—	$18.2	$—
Amortization of H.W. Carter and Sons tradenames	$1.0	$—	$1.0	$—

NOTE 14 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded expense of approximately $0.6 million in closing-related costs during the two fiscal quarters ended June 29, 2013, substantially all of which was recognized in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the first fiscal quarter ended March 30, 2013. The Company recorded approximately $0.7 million and $1.8 million in closing-related costs during the fiscal quarter and two fiscal quarters ended June 30, 2012, respectively.

The total amount of charges consisted of the following components:

	Fiscal quarters ended		Two fiscal quarters ended
(dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Severance	$(0.2)	$0.3	$0.3	$1.4
Accelerated depreciation	$0.1	$0.4	$0.3	$0.4
Other closure costs	$—	$—	$—	$—
Total	$—	$0.7	$0.6	$1.8

The following table summarizes restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 29, 2013:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	$2,039	$—	$2,039
Provision	433	9	442
Payments	—	—	—
Balance at March 30, 2013	$2,472	$9	$2,481
Provision	$(179)	9	(170)
Payments	—	—	—
Balance at June 29, 2013	$2,293	$18	$2,311

As of June 30, 2012, restructuring reserves were approximately $1.5 million.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company expects to incur, in total for fiscal 2013, closure-related charges of approximately $2.5 million, comprising $1.0 million for one-time termination benefits, $0.5 million in accelerated depreciation, and other closure costs of $1.0 million.

OFFICE CONSOLIDATION

In connection with the plan to consolidate its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from its other offices, into a new headquarters facility in Atlanta, Georgia, the Company recorded approximately $10.2 million and $18.2 million in closing-related costs in the fiscal quarter and two fiscal quarters ended June 29, 2013, respectively.

The total amount of charges consisted of the following:

	Fiscal quarter ended	Two fiscal quarters ended
(dollars in millions)	June 29, 2013	June 29, 2013
Recruiting, relocation and other closure costs	$6.2	$11.2
Severance and other benefits	$2.7	$4.5
Accelerated depreciation	$1.3	$2.5
Total	$10.2	$18.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes restructuring reserves related to the office consolidation which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 29, 2013:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	$2,235	$—	$2,235
Provision	1,806	4,900	6,706
Payments	—	(4,900)	(4,900)
Balance at March 30, 2013	$4,041	$—	$4,041
Provision	2,700	6,200	8,900
Payments	—	(5,988)	(5,988)
Balance at June 29, 2013	$6,741	$212	$6,953

The Company expects to substantially complete this consolidation by the end of fiscal 2013. The Company anticipates pre-tax consolidation-related expenses for the full year of fiscal 2013 to be approximately $37 - $41 million. Included in the total are cash charges of approximately $35 million, comprising $16 million of recruiting and relocation expenses, $6 million of employee severance and other benefit costs, $7 million of lease-related charges, and $6 million of other closure costs. The Company also expects approximately $4 million in non-cash accelerated depreciation expense.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires disclosure, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. In the first fiscal quarter of 2013, the Company adopted the guidance and determined that there were no significant amounts reclassified in the period that would require enhanced disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Our Business

We are the largest branded marketer in the United States ("U.S.") of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh ("OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to seven. Established in 1895, OshKosh is a well-known brand, trusted by consumers for its line of apparel for children sizes newborn to 12. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We believe each of our brands has its own unique positioning in the marketplace. In the U.S., our brands compete in the $18 billion children's apparel market, for children ages zero to seven, with our Carter's brand being the largest with a 12.5% market share and our OshKosh brand having a 2.6% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and other accessories. Our Carter's brand is the leading brand in the baby category in the U.S. In the 2012 calendar year, in the department store, national chain, outlet, specialty store, and off-price sales channels, our aggregate Carter's brand market share in the U.S. was approximately 22.6% for ages zero to two, which represents approximately four times the market share of the next largest brand. Our aggregate 2012 Carter's brand playclothes market share in the U.S. was approximately 10.5% in the $13 billion department store, national chain, outlet, specialty store, and off-price sales channels for sizes zero to seven, which also represents the largest market share of any brand. Our Carter's brand U.S. sleepwear market share was approximately 34%, which represents approximately seven times the market share of the next largest brand.

Our market share data is based on information provided by The NPD Group, Inc ("NPD"). Unless otherwise indicated, references to market share in this Quarterly Report on Form 10-Q are expressed as a percentage of total retail sales of a market. The baby and young children's apparel market includes apparel products for ages zero to seven in the U.S. NPD data is based upon The NPD Group/Consumer Tracking Service (consumer-reported sales calibrated with selected retailers' point of sale data). NPD revised its methodology, effective with a revised data release for fiscal 2012 and restated fiscal 2011 data, released on March 15, 2013. Accordingly, NPD data cited in this report are different from those cited in the Carter's, Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (which were based on an alternate methodology no longer employed by NPD and are not comparable to this presentation).

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Fiscal quarters ended		Two fiscal quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales
Carter’s Wholesale	38.0%	41.2%	40.1%	43.4%
Carter’s Retail	38.5%	35.8%	36.8%	33.8%
Total Carter’s	76.5%	77.0%	76.9%	77.2%

OshKosh Retail	10.9%	12.3%	10.1%	11.4%
OshKosh Wholesale	2.2%	2.7%	2.7%	3.2%
Total OshKosh	13.1%	15.1%	12.8%	14.6%

International	10.4%	7.9%	10.3%	8.2%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.5%	61.2%	58.2%	63.1%

Gross profit	42.5%	38.8%	41.8%	36.9%
Selling, general, and administrative expenses	37.7%	33.1%	34.3%	29.9%
Royalty income	(1.4)%	(1.6)%	(1.5)%	(1.6)%

Operating income	6.3%	7.3%	9.0%	8.6%
Interest expense, net	0.2%	0.4%	0.2%	0.4%
Other expense (income), net	0.1%	—%	0.1%	—%

Income before income taxes	6.0%	7.0%	8.7%	8.2%
Provision for income taxes	2.2%	2.6%	3.2%	3.1%
Net income	3.8%	4.4%	5.5%	5.2%

Number of retail stores at end of period:
Carter’s - U.S.			438	385
OshKosh - U.S.			164	166
International			107	73

Total retail stores			709	624

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SECOND QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 29, 2013 COMPARED WITH SECOND QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 30, 2012

CONSOLIDATED NET SALES

In the second fiscal quarter of 2013, consolidated net sales increased $45.7 million, or 9.7%, to $517.9 million. For the first two fiscal quarters of 2013, consolidated net sales increased $85.1 million, or 8.3%, to $1,108.9 million. For both periods, the growth primarily reflects higher sales in the Carter's and international segments, partially offset by lower sales in the other segments.

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 29, 2013	% of Total	June 30, 2012	% of Total	June 29, 2013	% of Total	June 30, 2012	% of Total

Net sales:
Carter’s Wholesale	$196,734	38.0%	$194,523	41.2%	$444,912	40.1%	$444,008	43.4%
Carter’s Retail	199,370	38.5%	169,261	35.8%	407,799	36.8%	346,465	33.8%
Total Carter’s	396,104	76.5%	363,784	77.0%	852,711	76.9%	790,473	77.2%

OshKosh Retail	56,423	10.9%	58,301	12.3%	$111,768	10.1%	$116,289	11.4%
OshKosh Wholesale	11,301	2.2%	12,789	2.7%	29,487	2.7%	33,063	3.2%
Total OshKosh	67,724	13.1%	71,090	15.1%	141,255	12.8%	149,352	14.6%
International	54,046	10.4%	37,288	7.9%	114,917	10.3%	83,999	8.2%
Total net sales	$517,874	100.0%	$472,162	100.0%	$1,108,883	100.0%	$1,023,824	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $2.2 million, or 1.1%, in the second fiscal quarter of 2013 to $196.7 million. This increase was primarily due to a 4.3% increase in units shipped, partially offset by a 3.1% decline in average price per unit as compared to the second fiscal quarter of 2012.

Carter’s wholesale sales increased $0.9 million, or 0.2%, in the first two fiscal quarters of 2013 to $444.9 million. This increase was primarily due to a 1.4% increase in units shipped, partially offset by a 1.2% decline in average price per unit as compared to the first two fiscal quarters of 2012.

CARTER’S RETAIL SALES

Carter’s retail sales increased $30.1 million, or 17.8%, in the second fiscal quarter of 2013 to $199.4 million. The increase was driven by incremental sales of $18.1 million generated by new store openings, $7.9 million generated by incremental eCommerce sales, and a comparable store sales increase of $5.6 million, or 3.9%, partially offset by the impact of store closings of $1.5 million. The increase in comparable store sales was primarily due to an increase in the average transaction value as compared to the second fiscal quarter of 2012.

Carter’s retail sales increased $61.3 million, or 17.7%, in the first two fiscal quarters of 2013 to $407.8 million. The increase was driven by incremental sales of $37.4 million generated by new store openings, $21.2 million generated by incremental eCommerce sales, and a comparable store sales increase of $6.5 million, or 2.2%, partially offset by the impact of store closings of $3.7 million. The increase in comparable store sales was primarily due to an increase in the average transaction value as compared to the first two fiscal quarters of 2012.

During the second fiscal quarter of 2013, we opened 15 Carter's stores. During the first two fiscal quarters of fiscal 2013, we opened 27 Carter's stores and closed two stores. There were a total of 438 Carter’s retail stores as of June 29, 2013. In total, we plan to open approximately 65 and close five Carter’s retail stores during fiscal 2013.

OSHKOSH RETAIL SALES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OshKosh retail sales decreased $1.9 million, or 3.2%, in the second fiscal quarter of 2013 to $56.4 million. The decline was driven by a comparable store sales decrease of $2.5 million, or 5.1%, and the impact of store closings of $2.5 million, partially offset by incremental sales of $1.8 million from new store openings and $1.4 million generated by incremental eCommerce sales. On a comparable store basis, the number of transactions decreased 7.7% and the average transaction value increased 2.8% driven by an increase in average unit retail price.

OshKosh retail sales decreased $4.5 million, or 3.9%, in the first two fiscal quarters of 2013 to $111.8 million. The decline was driven by a comparable store sales decrease of $7.2 million, or 7.3%, and the impact of store closings of $5.0 million, partially offset by incremental sales of $4.2 million generated by incremental eCommerce sales and $3.5 million from new store openings. On a comparable store basis, the number of transactions decreased 9.2% and the average transaction value increased 2.1% driven by an increase in average unit retail price.

During the second fiscal quarter of 2013, no OshKosh retail stores were opened or closed. During the first two fiscal quarters of 2013, we closed four stores. There were a total of 164 OshKosh retail stores as of June 29, 2013. In total, we plan to open approximately 19 and close five OshKosh retail stores during fiscal 2013.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $1.5 million, or 11.6%, in the second fiscal quarter of 2013 to $11.3 million. This decrease was primarily due to a 10.6% decline in units shipped, as compared to the second fiscal quarter of 2012.

OshKosh wholesale sales decreased $3.6 million, or 10.8%, in the first two fiscal quarters of 2013 to $29.5 million. This decrease was primarily due to a 15.6% decline in units shipped, partially offset by an increase in average price per unit of 5.6% as compared to the first two fiscal quarters of 2012.

INTERNATIONAL SALES

International sales increased $16.8 million, or 44.9%, in the second fiscal quarter of 2013 to $54.0 million. Our international retail sales increased $10.1 million, or 37.5%, to $37.1 million, driven by incremental Canadian sales of $4.8 million (primarily from new store openings), sales by our Japanese operations of $4.7 million, and $0.6 million of incremental eCommerce sales. Comparable store sales in Canada declined $0.3 million, or 1.2%. In addition, international wholesale sales increased $6.6 million, or 64.3%, to $17.0 million.

International sales increased $30.9 million, or 36.8%, in the first two fiscal quarters of 2013 to $114.9 million. Our international retail sales increased $19.9 million, or 38.9%, to $70.9 million, driven by incremental Canadian sales of $9.5 million (primarily from new store openings), sales by our Japanese operations of $8.2 million, and $2.2 million of incremental eCommerce sales. Comparable store sales in Canada declined $1.1 million, or 2.5%. In addition, international wholesale sales increased $11.1 million, or 33.5%, to $44.1 million.

During the second fiscal quarter of 2013, we opened four retail stores in Canada. During the first two fiscal quarters of 2013, we opened 10 retail stores in Canada and closed one store. There were a total of 91 retail stores in Canada as of June 29, 2013. In fiscal 2013, we plan to open a total of approximately 22 retail stores in Canada and close two.

Consistent with our strategy to extend the reach of our brands, we began operations in Japan during the first fiscal quarter of 2013.

GROSS PROFIT

Our gross profit increased $37.0 million, or 20.2%, to $220.2 million in the second fiscal quarter of 2013. Gross margin increased from 38.8% in the second fiscal quarter of 2012 to 42.5% in the second fiscal quarter of 2013.

Our gross profit increased $85.3 million, or 22.6%, to $463.3 million in the first two fiscal quarters of 2013. Gross margin increased from 36.9% in the first two fiscal quarters of 2012 to 41.8% in the first two fiscal quarters of 2013.

Gross margin in the second quarter and first two fiscal quarters of 2013 was favorably affected by lower product costs and greater contribution from the direct-to-consumer businesses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second fiscal quarter of 2013 increased $38.7 million, or 24.8%, to $195.0 million. As a percentage of net sales, selling, general, and administrative expenses increased from 33.1% to 37.7% in the second fiscal quarter of 2013.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$10.2 million in costs associated with the office consolidation;

•	$9.5 million in higher domestic and Canada retail store expenses;

•	$4.7 million in distribution and freight costs;

•	$4.2 million in costs associated with our Japan subsidiary that commenced operations in the first fiscal quarter of 2013;

•	$2.4 million in costs related to employee benefits and stock based compensation; and

•	$1.9 million in incremental operating expenses associated with the growth of the eCommerce business.

Selling, general, and administrative expenses in the first two fiscal quarters of 2013 increased $74.4 million, or 24.3%, to $380.4 million. As a percentage of net sales, selling, general, and administrative expenses increased from 29.9% to 34.3% in the first two fiscal quarters of 2013.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$21.4 million in higher domestic and Canada retail store expenses;

•	$18.2 million in costs associated with the office consolidation;

•	$9.5 million in distribution and freight costs;

•	$8.1 million in costs associated with the commencement and operation of our Japan subsidiary that commenced operations in the first fiscal quarter of 2013;

•	$3.9 million in incremental operating expenses associated with the growth of the eCommerce business; and

•	$3.5 million in costs related to higher performance based compensation accruals.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in the second fiscal quarter of 2013 was approximately $7.5 million (including $1.0 million of international royalty income), an increase of 0.4%, as compared to the second fiscal quarter of 2012.

Royalty income from these brands in the first two fiscal quarters of 2013 was approximately $16.7 million (including $2.4 million of international royalty income), an increase of 3.1%, as compared to the first two fiscal quarters of 2012. The increase reflects strength in domestic royalties, partially offset by lower international royalties.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OPERATING INCOME

Operating income decreased $1.7 million, or 4.9%, to $32.7 million in the second fiscal quarter of 2013 as compared to the second fiscal quarter of 2012. Operating income increased $11.5 million, or 13.0%, to $99.7 million in the first two fiscal quarters of 2013 as compared to the first two fiscal quarters of 2012.

INTEREST EXPENSE, NET

Interest expense, net, in the second fiscal quarter of 2013 decreased $0.6 million, or 36.4%, to $1.1 million, compared to the second fiscal quarter of 2012. Weighted-average borrowings for the second fiscal quarter of 2013 were $186.0 million at an effective interest rate of 2.61%, as compared to weighted-average borrowings for the second fiscal quarter of 2012 of $232.7 million at an effective interest rate of 3.20%.

Interest expense, net, in the first two fiscal quarters of 2013 decreased $1.5 million, or 40.3%, to $2.2 million, compared to the first two fiscal quarters of 2012. Weighted-average borrowings for the first two fiscal quarters of 2013 were $186.0 million at an effective interest rate of 2.59%, as compared to weighted-average borrowings for the first two fiscal quarters of 2012 of $234.8 million at an effective interest rate of 3.21%.

The effective interest rate in the second fiscal quarter and first two fiscal quarters of 2013 was lower than the effective rate in the second fiscal quarter and first two fiscal quarters of 2012 primarily due to the effect of the refinancing of our revolving credit facility in the second quarter of fiscal 2012. The effective interest rate calculations include the amortization of debt issuance costs.

OTHER EXPENSE (INCOME), NET

During the second fiscal quarter and first two fiscal quarters of 2013, we recorded foreign currency losses of approximately $0.5 million and $1.1 million, respectively. During the second fiscal quarter and first two fiscal quarters of 2012, we recorded a foreign currency gain of approximately $0.2 million and a foreign currency loss of $0.1 million, respectively.

INCOME TAXES

Our effective tax rate for the second fiscal quarter of both 2013 and 2012 was 36.8%. Our effective tax rate for the first two fiscal quarters of 2013 was 36.6% as compared to 37.1% for the first two fiscal quarters of fiscal 2012. The decrease in our effective rate for the first two fiscal quarters of 2013, as compared to the prior year comparable period, is primarily attributable to the expansion of our international operations, which are taxed at slightly lower effective tax rates, and the effect of federal tax legislation enacted during the first fiscal quarter of 2013 that retroactively reinstated certain federal tax credits for fiscal 2012.

NET INCOME

Our net income for the second fiscal quarter of 2013 decreased $1.1 million, or 5.4%, to $19.7 million as compared to $20.8 million in the second fiscal quarter of 2012. Our net income for the first two fiscal quarters of 2013 increased $8.0 million, or 15.1%, to $61.1 million as compared to $53.1 million in the first two fiscal quarters of 2012.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures. We expect our primary source of liquidity to fund working capital and capital expenditures will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolving credit facility, and we expect that these sources will fund these ongoing cash requirements for the foreseeable future, although no assurance can be given in this regard.

Net accounts receivable at June 29, 2013 were $133.3 million compared to $131.9 million at June 30, 2012 and $168.0 million at December 29, 2012. Due to the seasonal nature of our operations, the net accounts receivable balance at June 29, 2013 is not comparable to the net accounts receivable balance at December 29, 2012.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net inventories at June 29, 2013 were $429.2 million compared to $377.9 million at June 30, 2012 and $349.5 million at December 29, 2012. The increase of $51.4 million, or 13.6%, as compared to June 30, 2012, reflects growth in the business. Due to the seasonal nature of our operations, the net inventories balance at June 29, 2013 is not comparable to the net inventories balance at December 29, 2012.

Net cash provided by operating activities for the first two fiscal quarters of 2013 was $69.8 million compared to net cash provided by operating activities of $89.9 million in the first two fiscal quarters of 2012. The decrease in operating cash flow primarily reflects changes in net working capital.

Our capital expenditures were $70.6 million in the first two fiscal quarters of 2013 compared to $37.7 million in the first two fiscal quarters of 2012, primarily reflecting expenditures of approximately $35.7 million for the Braselton, Georgia distribution facility, $19.1 million for our U.S. and international retail store openings and remodelings, and $10.8 million for information technology initiatives.

On June 13, 2013, we acquired worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons tradenames. We believe that the acquisition reduces brand confusion and facilitates expansion in certain key international markets. The total cash consideration paid for these assets was approximately $38.0 million.

For the first two fiscal quarters of 2013, cash used in financing activities was $30.7 million, primarily as a result of share repurchases and the payment of a dividend on common stock, as compared to $48.1 million for the first two fiscal quarters of 2012 which was primarily the result of the repayment of a portion of our revolving credit agreement.

We plan to invest approximately $200 million in capital expenditures in fiscal 2013, primarily for U.S. and international retail store openings and remodelings, the expansion of our distribution capacity with the addition of the Braselton, Georgia facility, and expenditures related to the new corporate headquarters in Atlanta.

REVOLVING CREDIT FACILITY
The aggregate principal amount of the facility as of June 29, 2013, is $375 million, consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility. The sub-limit for U.S. dollar letters of credit is $175 million. The revolving credit facility expires August 31, 2017.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%.
At June 29, 2013, we had $186.0 million in revolver borrowings, exclusive of $15.3 million of outstanding letters of credit, leaving approximately $173.7 million available for future borrowings. Weighted-average borrowings for the second fiscal quarter of 2013 were $186.0 million at an effective interest rate of 2.61%, as compared to weighted-average borrowings for the second fiscal quarter of 2012 of $232.7 million at an effective interest rate of 3.20%. Weighted-average borrowings for the first two fiscal quarters of 2013 were $186.0 million at an effective interest rate of 2.59%, as compared to weighted-average borrowings for the first two fiscal quarters of 2012 of $234.8 million at an effective interest rate of 3.21%. The effective interest rate calculation includes the amortization of debt issuance costs.

As of June 29, 2013, we were in compliance with our financial debt covenants.
FACILITY CLOSURES

In conjunction with the plan to close the Hogansville, Georgia distribution facility, we expect to incur, in fiscal 2013, closure-related charges of approximately $2.5 million, comprising $1.0 million for one-time termination benefits, $0.5 million in accelerated depreciation, and other closure costs of $1.0 million.

In conjunction with our plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia, we anticipate pre-tax consolidation-related expenses for the full year of fiscal 2013 to be approximately $37 - $41 million. Included in the total are cash charges of approximately $35 million, comprising $16 million of recruiting and relocation expenses, $6 million of employee severance and other benefit costs, $7 million of lease-related charges, and $6 million of other closure costs. We also expect approximately $4 million in non-cash accelerated depreciation expense. We expect to substantially complete this consolidation by the end of fiscal 2013.

BONNIE TOGS ACQUISITION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of June 29, 2013, a discounted contingent consideration liability of approximately $30.0 million has been recorded related to our 2011 purchase of Bonnie Togs. The liability is based upon the high probability that Bonnie Togs will attain its earnings targets. Approximately $14.3 million of the total liability is included in other current liabilities and the remainder is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.

SHARE REPURCHASES

On May 9, 2013, our Board of Directors authorized the Company to repurchase shares of its common stock in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. Such purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at the discretion of the Company's management depending on market conditions, stock price, other investment priorities, and other factors. This share repurchase authorization has no expiration date.

During the first two fiscal quarters of 2013, we repurchased and retired 590,002 shares, or approximately $37.8 million, at an average price of $63.99 per share. The total authorization capacity was approximately $283.6 million as of June 29, 2013. This authorization have no expiration date.

Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

We paid a dividend of $0.16 per share to holders of record as of May 31, 2013. Provisions in our senior credit facility currently require us to continue to have a lease adjusted leverage ratio of less than or equal to 3.50:1.00 and availability under the facility of at least $50 million (as well as to not have any defaults) in order to pay dividends or repurchase common stock. These requirements could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock. Additionally, future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including future financial performance and our investment priorities.

EFFECTS OF INFLATION AND DEFLATION

In recent years, we have experienced cost increases in cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies.

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

Transactions by our foreign subsidiaries may be denominated in a currency other than the entity’s functional currency. Fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar and the United States dollar and the Japanese Yen may affect our results of operations, financial position, and cash flows. From time to time, we employ foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of United States dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. As of June 29, 2013, there are no outstanding foreign exchange contracts.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of June 29, 2013, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the effective interest rate would increase or decrease our annual interest cost on that amount by $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 29, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We derived approximately 25% of our consolidated net sales from our top four customers for the two fiscal quarters ended June 29, 2013. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us, face difficulties in meeting their obligations to us, or terminate their relationship with us. Any of the foregoing could result in a material decrease in our sales or operating results.

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

As previously reported, beginning in the fourth quarter of fiscal 2009, the SEC and the United States Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of the federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC's investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related proceedings. The Company may continue to incur substantial expenses for legal services due to the SEC and United States Attorney's Office investigations and any related proceedings. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset such costs.
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

We source substantially all of our products through foreign production arrangements.  Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, unfavorable economic conditions, international events, new foreign regulations, or other events due to limited control over third party vendors, and such disruptions may increase our cost of goods sold and decrease gross profit.

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

One sourcing agent managed approximately 80% of our inventory purchases as of June 29, 2013. Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results. In addition, we have recently increased the amount of our inventory that we source directly and plan to continue to further increase such amounts. We have limited experience in directly sourcing inventory purchases from foreign vendors and we may experience difficulty in the transition, which could disrupt our business, increase our costs, and have a material adverse effect on our operating results.

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

As of June 29, 2013, the Company had goodwill of $136.6 million for Carter's and goodwill of $50.4 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, and $85.5 million for the OshKosh brand on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

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

The Company is subject to various claims and pending or threatened lawsuits, and, as a result, may incur substantial costs that adversely affect the Company's business, financial condition and results of operations.

The Company is subject to various claims and pending or threatened lawsuits in the course of its business. In the event we are required or determine to pay amounts in connection with any such lawsuits, such amounts could be significant and could have a material adverse impact on our business, financial condition and results of operations.

Failure to continue to pay quarterly cash dividends to our shareholders could cause the market price for our common stock to decline.
The Company has initiated a quarterly cash dividend and has declared and paid a cash dividend of $0.16 per share to holders of record as of May 31, 2013.  Future declarations of quarterly cash dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.  Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the second fiscal quarter of 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

March 31, 2013 through April 27, 2013	142,800	$59.16	142,800	$303,978,400

April 28, 2013 through May 25, 2013	145,870	$59.01	125,300	$295,525,400

May 26, 2013 through June 29, 2013	165,302	$72.08	165,302	$283,611,000

Total	453,972		433,402

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 20,570 shares surrendered between April 28, 2013 and May 25, 2013.

(2)
Amounts purchased during the second fiscal quarter of 2013 were made in accordance with the share repurchase authorization described in Note 5 to our accompanying unaudited condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.18	Amendment No. 1 to the Amended and Restated Severance Agreement between The William Carter Company and Brian Lynch, dated as of May 15, 2013.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

Date : July 25, 2013	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : July 25, 2013	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)