Form 10-Q
period 2013-09-28
CARTERS INC
filed 2013-10-24
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 18, 2013
Common stock, par value $0.01 per share	54,525,894

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2013, December 29, 2012, and September 29, 2012	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 28, 2013 and September 29, 2012	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 28, 2013 and September 29, 2012	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three fiscal quarters ended September 28, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 28, 2013 and September 29, 2012	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30

Part II. Other Information

Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3	Defaults upon Senior Securities	42
Item 4	Mine Safety Disclosures	42
Item 5	Other Information	42
Item 6	Exhibits	42

Signatures		43

Certifications

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	September 28, 2013	December 29, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$201,819	$382,236	$254,321
Accounts receivable, net	245,610	168,046	200,156
Finished goods inventories, net	440,446	349,530	375,102
Prepaid expenses and other current assets	22,872	22,216	16,913
Deferred income taxes	33,456	35,675	29,984
Total current assets	944,203	957,703	876,476
Property, plant, and equipment, net	256,225	170,110	153,330
Goodwill	188,006	189,749	190,470
Tradenames and other intangibles, net	336,596	306,072	306,172
Deferred debt issuance costs, net	7,961	2,878	3,074
Other assets	4,566	3,597	3,268
Total assets	$1,737,557	$1,630,109	$1,532,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,600	$149,625	$115,005
Other current liabilities	85,107	94,610	89,158
Total current liabilities	243,707	244,235	204,163
Long-term debt	586,000	186,000	186,000
Deferred income taxes	110,708	114,341	113,280
Other long-term liabilities	138,219	100,054	95,905
Total liabilities	$1,078,634	$644,630	$599,348

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 28, 2013, December 29, 2012, and September 29, 2012, respectively	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 54,542,594, 59,126,639, and 59,035,891 shares issued and outstanding at September 28, 2013, December 29, 2012, and September 29, 2012, respectively	545	591	590
Additional paid-in capital	—	250,276	244,861
Accumulated other comprehensive loss	(13,531)	(11,205)	(9,134)
Retained earnings	671,909	745,817	697,125
Total stockholders’ equity	658,923	985,479	933,442
Total liabilities and stockholders’ equity	$1,737,557	$1,630,109	$1,532,790

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$760,173	$668,657	$1,869,056	$1,692,481
Cost of goods sold	450,524	398,580	1,096,100	1,044,422
Gross profit	309,649	270,077	772,956	648,059
Selling, general, and administrative expenses	229,264	185,167	609,639	491,162
Royalty income	(10,691)	(10,482)	(27,440)	(26,722)
Operating income	91,076	95,392	190,757	183,619
Interest expense, net	3,995	1,657	6,158	5,279
Other (income) expense, net	(55)	(190)	1,049	(18)
Income before income taxes	87,136	93,925	183,550	178,358
Provision for income taxes	30,565	34,547	65,891	65,900
Net income	$56,571	$59,378	$117,659	$112,458

Basic net income per common share	$0.98	$1.01	$2.00	$1.91

Diluted net income per common share	$0.97	$0.99	$1.98	$1.88

Dividend declared and paid per common share	$0.16	$—	$0.32	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$56,571	$59,378	$117,659	$112,458
Other comprehensive income (loss):
Foreign currency translation adjustments	1,676	2,293	(2,326)	2,148
Comprehensive income	$58,247	$61,671	$115,333	$114,606

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 29, 2012	59,126,639	$591	$250,276	$(11,205)	$745,817	$985,479
Income tax benefit from stock-based compensation	—	—	10,775	—	—	10,775
Exercise of stock options	654,700	6	12,447	—	—	12,453
Withholdings from vesting of restricted stock	(102,249)	(1)	(4,990)	—	—	(4,991)
Restricted stock activity	274,231	3	(3)	—	—	—
Stock-based compensation expense	—	—	11,903	—	—	11,903
Issuance of common stock	16,173	—	1,080	—	—	1,080
Repurchase of common stock	(5,426,900)	(54)	(281,488)	—	(172,591)	(454,133)
Cash dividends declared and paid	—	—	—	—	(18,976)	(18,976)
Comprehensive income	—	—	—	(2,326)	117,659	115,333
Balance at September 28, 2013	54,542,594	$545	$—	$(13,531)	$671,909	$658,923

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$117,659	$112,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,336	26,619
Accretion of contingent consideration	2,347	2,883
Amortization of debt issuance costs	677	681
Stock-based compensation expense	12,356	9,718
Income tax benefit from stock-based compensation	(10,775)	(2,387)
Loss on disposal of property, plant, and equipment	376	747
Deferred income taxes	(1,469)	(5,612)
Effect of changes in operating assets and liabilities:
Accounts receivable	(77,751)	(42,209)
Inventories	(91,953)	(26,963)
Prepaid expenses and other assets	(1,061)	(332)
Accounts payable and other liabilities	69,724	53,612
Net cash provided by operating activities	63,466	129,215

Cash flows from investing activities:
Capital expenditures	(129,628)	(59,816)
Acquisition of tradenames	(38,007)	—
Proceeds from sale of property, plant, and equipment	—	6
Net cash used in investing activities	(167,635)	(59,810)

Cash flows from financing activities:
Proceeds from senior notes	400,000	—
Payment of debt issuance costs	(6,487)	(1,916)
Borrowings under revolving credit facility	—	2,500
Payments on revolving credit facility	—	(52,500)
Repurchase of common stock	(454,133)	—
Payment of contingent consideration	(14,721)	—
Dividends paid	(18,988)	—
Income tax benefit from stock-based compensation	10,775	2,387
Withholdings from vesting of restricted stock	(4,991)	(2,794)
Proceeds from exercise of stock options	12,424	3,650

Net cash used in financing activities	(76,121)	(48,673)

Effect of exchange rate changes on cash	(127)	95
Net (decrease) increase in cash and cash equivalents	(180,417)	20,827
Cash and cash equivalents, beginning of period	382,236	233,494

Cash and cash equivalents, end of period	$201,819	$254,321

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company” and “its”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for its 455 Carter’s, 170 OshKosh, 96 Canadian and 16 Japanese retail stores that market its brand name merchandise and other licensed products manufactured by other companies.

NOTE 2 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of its financial position as of September 28, 2013, the results of operations and comprehensive income for the fiscal quarter and the three fiscal quarters ended September 28, 2013 and September 29, 2012, its cash flows for the three fiscal quarters ended September 28, 2013 and September 29, 2012, and its changes in stockholders' equity for the three fiscal quarters ended September 28, 2013. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and three fiscal quarters ended September 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.

The accompanying condensed consolidated balance sheet as of December 29, 2012 is derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in the Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	September 28, 2013	December 29, 2012	September 29, 2012

Cumulative foreign currency translation adjustments	$(4,392)	$(2,066)	$(976)
Pension and post-retirement liability adjustment	(9,139)	(9,139)	(8,158)
Total accumulated other comprehensive loss	$(13,531)	$(11,205)	$(9,134)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Tradenames

On June 13, 2013, the Company acquired worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons brands, including trademark registrations. The Company acquired these worldwide rights for defensive purposes to reduce brand confusion and facilitate expansion in certain key international markets. The total consideration paid was approximately $38.0 million in cash and was accounted for as an asset acquisition. These tradenames are being amortized over three years, using an accelerated amortization method. The Company recorded approximately $6.3 million and $7.3 million in amortization expense during the fiscal quarter and three fiscal quarters ended September 28, 2013, respectively. The estimated future amortization expense for these assets is approximately $6.3 million for the remainder of fiscal 2013, $16.4 million for fiscal 2014, $6.2 million for fiscal 2015, and $1.7 million for fiscal 2016.

Balance Sheet Components

The Company’s goodwill and other intangible assets were as follows:

		September 28, 2013			December 29, 2012
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$51,436	$—	$51,436	$53,179	$—	$53,179
Total goodwill		$188,006	$—	$188,006	$189,749	$—	$189,749

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Other tradenames	3 years	$38,007	$7,271	$30,736	$—	$—	$—
Bonnie Togs tradename	2 years	$584	$584	$—	$604	$453	$151
Total tradenames		$344,324	$7,855	$336,469	$306,337	$453	$305,884
Non-compete agreements	4 years	$291	$164	$127	$301	$113	$188
Total tradenames and other intangibles, net		$344,615	$8,019	$336,596	$306,638	$566	$306,072

		September 29, 2012
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$53,900	$—	$53,900
Total goodwill		$190,470	$—	$190,470

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$612	$383	$229
Total tradenames		$306,345	$383	$305,962
Non-compete agreements	4 years	$305	$95	$210
Total tradenames and other intangibles, net		$306,650	$478	$306,172

NOTE 5 – COMMON STOCK:

Share Repurchases

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the second quarter of fiscal 2013, the Company's Board of Directors approved a $300 million share repurchase authorization, including amounts remaining under the previous authorizations. On August 22, 2013, the Company's Board of Directors approved an additional $400 million authorization for share repurchases.

In the first and second fiscal quarters of 2013, the Company repurchased shares on the open market. In the third fiscal quarter of 2013, the Company repurchased shares on the open market in addition to acquiring shares under an accelerated stock repurchase program.

The total remaining capacity under the repurchase authorizations as of September 28, 2013, was approximately $267.2 million. The authorizations have no expiration date.

Open Market Purchases

During the three fiscal quarters ended September 28, 2013, the Company repurchased and retired shares, in open market transactions, in the following amounts:

	Number of shares repurchased	Aggregate cost of shares repurchased (in millions)	Average price per share
Shares repurchased and retired in Q1 2013	156,600	$8.9	$57.10
Shares repurchased and retired in Q2 2013	433,402	$28.8	$66.49
Shares repurchased and retired in Q3 2013	226,400	$16.4	$72.33
Shares repurchased and retired through September 28, 2013	816,402	$54.1	$66.31

The Company did not purchase any shares of its common stock during the three fiscal quarters ended September 29, 2012.

Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into a $300 million fixed dollar uncollared accelerated stock repurchase agreement (the “Uncollared ASR Agreement”) and a $100 million fixed dollar collared accelerated stock repurchase agreement (the “Collared ASR Agreement”), each with JPMorgan Chase Bank, N. A. ("JPMorgan").

Under the Uncollared ASR Agreement, the Company paid $300 million from cash on hand to JPMorgan to repurchase outstanding shares of the Company's common stock. Under the Collared ASR Agreement, the Company paid $100 million from cash on hand to JPMorgan to repurchase outstanding shares of the Company's common stock. As of September 28, 2013, JPMorgan had delivered approximately 4.6 million shares to the Company with a fair market value, at trade date, of approximately $328.4 million. The Company expects that JPMorgan will deliver additional shares to the Company as part of the final settlement of the ASR Agreements which expire in the second fiscal quarter of 2014. All shares received under the ASR Agreements were retired upon receipt.

The specific number of shares that the Company will ultimately repurchase will be determined at the completion of the term of the Agreements based, generally, on the daily volume-weighted average share price of the Company's common stock during a period of up to eight months, less an agreed discount. For shares repurchased under the Collared ASR Agreement, the amount of shares is subject to additional provisions that establish a minimum and maximum number of repurchased shares. Such minimum and maximum share numbers will be based, generally, on the daily volume-weighted average share price of the Company's common stock over the period during which JPMorgan established an initial hedge position.

The ASR agreements are being treated as equity classified forward contracts indexed to the Company's own stock. Upon final settlement of the Agreements, the Company may be entitled to receive additional shares of common stock, or under certain circumstances, be required to remit a settlement amount to JPMorgan, payable, at the Company's option, in cash or common stock. The Company expects that it will receive additional shares upon final settlement of the Agreements.

As of September 28, 2013, the amount of additional shares that the Company would have received under the ASR agreements, if settled on that date, was approximately 0.8 million shares.

Dividend

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the second and third fiscal quarters of 2013, the Company's Board of Directors authorized quarterly cash dividends of $0.16 per share paid on June 14, 2013, for shareholders of record at the close of business on May 31, 2013, and paid on September 13, 2013, for shareholders of record at the close of business on September 3, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company’s ability to pay future cash dividends on or make future repurchases of its common stock.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	September 28, 2013	December 29, 2012	September 29, 2012
Senior notes due 2021	$400,000	$—	$—
Revolving credit facility	$186,000	$186,000	$186,000
Total long-term debt	$586,000	$186,000	$186,000

Senior Notes
On August 12, 2013, the Company's 100% owned subsidiary, The William Carter Company ("TWCC") issued $400 million principal amount of senior notes (the “senior notes”) at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of September 28, 2013. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.1 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

At any time prior to August 15, 2017, TWCC may redeem all or part of the senior notes at 100% of the principal amount redeemed plus an applicable premium and accrued and unpaid interest. On and after August 15, 2017, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price applicable where the redemption occurs during the twelve-month period beginning on August 15 of each of the years indicated is as follows:

Year	Percentage
2017	102.625%
2018	101.313%
2019 and thereafter	100.000%

In addition, until August 15, 2016, TWCC may, at its option, redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 105.250% of the aggregate principal amount, plus accrued and unpaid interest, subject to certain terms, with the proceeds of certain equity offerings.

Upon the occurrence of specific kinds of changes of control, unless a redemption notice with respect to all the outstanding senior notes has previously or concurrently been mailed or delivered, TWCC will be required to make an offer to purchase the senior notes at 101% of their principal amount. In addition, if TWCC or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances TWCC will be required to use the net proceeds to make an offer to purchase the senior notes at 100% of their principal amount.

The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC's ability and the ability of certain of its subsidiaries to: (a) incur, assume or guarantee additional indebtedness; (b) issue disqualified stock and preferred stock; (c) pay dividends or make distributions or other restricted payments; (d) prepay, redeem or repurchase certain debt; (e) make loans and investments (including joint ventures); (f) incur liens; (g) create restrictions on the payment of dividends or other amounts from restricted subsidiaries that are not guarantors of the notes; (h) sell

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

or otherwise dispose of assets, including capital stock of subsidiaries; (i) consolidate or merge with or into, or sell substantially all of TWCC's assets to, another person; (j) designate subsidiaries as unrestricted subsidiaries; and (k) enter into transactions with affiliates. Additionally, the terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter's, Inc. is not subject to these covenants.

If TWCC fails to timely complete a required registered exchange offer, the Company will be required to pay additional interest on the senior notes.

Secured Revolving Credit Facility

As of September 28, 2013, the Company had approximately $186.0 million in borrowings under its secured revolving credit facility, exclusive of $12.3 million of outstanding letters of credit. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%, which, as of September 28, 2013, was 1.68%. As of September 28, 2013, there was approximately $176.7 million available for future borrowing.

As of September 28, 2013, the Company was in compliance with its financial debt covenants under the revolving credit facility.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock options	$1,136	$1,038	$3,644	$3,081
Restricted stock:
Time-based awards	1,666	1,398	5,148	3,990
Performance-based awards	1,129	662	3,111	1,732
Stock awards	—	270	453	915
Total	$3,931	$3,368	$12,356	$9,718

All of the cost of stock-based compensation was reflected as a component of selling, general, and administrative expenses.

STOCK OPTIONS

The following table summarizes the Company's stock option activity for the three fiscal quarters ended September 28, 2013:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 29, 2012	2,078,433	$26.14
Granted	345,200	$59.67
Exercised	(654,700)	$18.98
Forfeited	(66,625)	$36.49
Expired	—	$—
Outstanding, September 28, 2013	1,702,308	$35.29	7.16	$69,346
Vested and Expected to Vest, September 28, 2013	1,641,727	$34.91	7.12	$67,516
Exercisable, September 28, 2013	843,854	$25.20	5.87	$42,894

The intrinsic value of stock options exercised during the three fiscal quarters ended September 28, 2013 and September 29, 2012 was approximately $29.4 million and $4.7 million, respectively. At September 28, 2013, there was approximately $10.1 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.8 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the assumptions used to calculate the fair value of options granted:

	Three fiscal quarters ended
	September 28, 2013	September 29, 2012

Expected volatility	33.15%	34.80%
Risk-free interest rate	1.14%	1.37%
Expected term (years)	6.0	5.9
Dividend yield	0.91%	—%
Weighted average fair value of options granted	$20.18	$15.16

RESTRICTED STOCK AWARDS

The following table summarizes activity related to all restricted stock awards during the three fiscal quarters ended September 28, 2013:

	Restricted stock awards	Weighted-average grant-date fair value

Outstanding, December 29, 2012	766,929	$33.97
Granted	317,073	$59.87
Vested	(234,305)	$31.22
Forfeited	(44,575)	$36.89
Outstanding, September 28, 2013	805,122	$44.81

Time-based Restricted Stock Awards

At September 28, 2013, there was approximately $15.1 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Performance-based Restricted Stock Awards

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

At September 28, 2013, there was approximately $9.7 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.2 years.

NOTE 8 – EMPLOYEE BENEFIT PLANS

OSHKOSH B'GOSH PENSION PLAN

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net periodic pension cost included in the statement of operations was comprised of:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest cost	$584	$597	$1,752	$1,791
Expected return on plan assets	(764)	(713)	(2,292)	(2,139)
Recognized actuarial loss	208	178	624	533
Net periodic pension cost	$28	$62	$84	$185

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations are as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Service cost – benefits attributed to service during the period	$40	$17	$120	$51
Interest cost on accumulated post-retirement benefit obligation	58	53	174	159
Amortization net actuarial gain	(34)	(18)	(102)	(54)
Total net periodic post-retirement benefit cost	$64	$52	$192	$156

NOTE 9 – INCOME TAXES

As of September 28, 2013, the Company had gross unrecognized tax benefits of approximately $10.6 million, of which $7.5 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but could accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.6 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2013 or fiscal 2014 and the effective tax rate in the quarter in which the benefits are recognized.

During the third quarter of fiscal 2013 and 2012, the Company reversed approximately $1.0 million and $0.8 million, respectively, of reserves due to the expiration of applicable statutes of limitations or audit settlements during the quarter.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and the three fiscal quarters ended September 28, 2013 and September 29, 2012, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.8 million, $0.7 million, and $0.7 million of interest accrued on uncertain tax positions as of September 28, 2013, December 29, 2012, and September 29, 2012, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

In fiscal 2012, the Company began investing in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. The Company had approximately $4.5 million and $3.2 million of such Level 1 investments as of September 28, 2013 and December 29, 2012, respectively. There were no such investments as of September 29, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

All of the marketable securities purchased were included in other assets in the accompanying unaudited condensed consolidated balance sheets. During the fiscal quarter and the three fiscal quarters ended September 28, 2013, gains on the investments in marketable securities were not significant.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability related to the Company's acquisition of Bonnie Togs on June 30, 2011:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Balance at beginning of period	$29,950	$27,305	$29,704	$25,566
Payments made	$(14,721)	$—	$(14,721)	$—
Accretion expense	480	1,100	2,347	2,881
Foreign currency translation adjustment	791	989	(830)	947
Balance at end of period	$16,500	$29,394	$16,500	$29,394

The contingent consideration liability is a Level 3 fair value measurement. As of September 28, 2013, the Company determined the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met and at a discount rate of 18%.

BORROWINGS

As of September 28, 2013, the fair value of the Company's $186.0 million in borrowings under its secured revolving credit facility and its $400.0 million in senior notes outstanding both approximated carrying value.

OTHER

As of September 29, 2012, the Company had contracts for the purchase of $8.0 million of U.S. dollars at fixed rates. The Level 1 fair value of these forward contracts was a liability of $0.1 million. During the fiscal quarter and three fiscal quarters ended September 29, 2012, the Company recorded a loss on the mark-to-market of foreign currency exchange contracts of approximately $0.4 million and a loss of approximately $0.8 million, respectively, on these contracts.

The Company did not enter into any foreign exchange forward contracts during the three fiscal quarters ended September 28, 2013 and there were no such contracts outstanding at September 28, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,908,631	58,267,398	57,982,401	58,175,125
Dilutive effect of equity awards	531,514	882,729	614,045	843,565
Diluted number of common and common equivalent shares outstanding	57,440,145	59,150,127	58,596,446	59,018,690

Basic net income per common share:
Net income	$56,571,000	$59,378,000	$117,659,000	$112,458,000
Income allocated to participating securities	(759,297)	(775,127)	(1,566,258)	(1,470,338)
Net income available to common shareholders	$55,811,703	$58,602,873	$116,092,742	$110,987,662

Basic net income per common share	$0.98	$1.01	$2.00	$1.91

Diluted net income per common share:
Net income	$56,571,000	$59,378,000	$117,659,000	$112,458,000
Income allocated to participating securities	(753,449)	(766,127)	(1,552,539)	(1,453,966)
Net income available to common shareholders	$55,817,551	$58,611,873	$116,106,461	$111,004,034

Diluted net income per common share	$0.97	$0.99	$1.98	$1.88

Anti-dilutive shares excluded from dilutive earnings per share computation	339,400	573,550	355,700	598,250

In connection with the ASR Agreements discussed in the common stock footnote, the Company received a total of approximately 4.6 million shares as of September 28, 2013. The shares were retired upon receipt and, accordingly, reduced the Company's weighted average shares outstanding for purposes of the calculation of earnings per share.
The Company evaluated the ASR Agreements for their potential dilution of earnings per share and has determined that, based on calculations under the ASR Agreements, as of September 28, 2013, it would not be required to deliver additional shares to JPMorgan. Further, based on the volume-weighted average price calculated as of September 28, 2013, the Company would have received approximately 0.8 million shares had the ASR Agreements been settled on that date. The Company has determined that these shares would have had an anti-dilutive effect and has excluded these shares from the diluted earnings per share calculation for the fiscal quarter and three fiscal quarters ended September 28, 2013.
The amount of shares to be received upon final settlement may increase or decrease depending upon the volume-weighted average price of the Company's common stock during the remaining term of the ASR Agreements. The ASR Program will be completed no later than the second quarter of fiscal 2014 and is expected to result in a decrease to the Company's issued and outstanding shares upon completion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	September 28, 2013	December 29, 2012	September 29, 2012
Accrued bonuses and incentive compensation	$13,799	$30,541	$14,292
Contingent consideration	9,706	14,442	15,000
Income taxes payable	1,600	1,476	18,757
Accrued workers' compensation	6,152	5,446	5,630
Accrued sales and use taxes	7,256	5,402	6,059
Accrued salaries and wages	6,224	5,517	2,495
Accrued gift certificates	6,409	6,011	4,870
Accrued 401(k) contributions	5,985	6,200	4,114
Accrued closure costs	8,210	4,274	1,840
Other current liabilities	19,766	15,301	16,101
Total	$85,107	$94,610	$89,158

Other long-term liabilities consisted of the following:

(dollars in thousands)	September 28, 2013	December 29, 2012	September 29, 2012
Deferred lease incentives	$67,988	$29,913	$29,352
Accrued rent	26,525	20,485	18,877
Contingent consideration	6,794	15,262	14,394
OshKosh pension plan	13,638	13,557	11,642
Unrecognized tax benefits	11,468	10,479	10,784
Post-retirement medical plan	6,201	6,201	6,660
Deferred compensation	5,445	3,996	3,495
Other	160	161	701
Total	$138,219	$100,054	$95,905

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 28, 2013	% of Total	September 29, 2012	% of Total	September 28, 2013	% of Total	September 29, 2012	% of Total
Net sales:
Carter’s Wholesale	$318,607	41.9%	$275,577	41.2%	$763,518	40.9%	$719,585	42.5%
Carter’s Retail (a)	251,028	33.0%	217,299	32.5%	658,827	35.2%	563,764	33.3%
Total Carter’s	569,635	74.9%	492,876	73.7%	1,422,345	76.1%	1,283,349	75.8%
OshKosh Retail (a)	81,894	10.8%	78,070	11.7%	193,662	10.4%	194,359	11.5%
OshKosh Wholesale	24,583	3.2%	28,276	4.2%	54,070	2.9%	61,339	3.6%
Total OshKosh	106,477	14.0%	106,346	15.9%	247,732	13.4%	255,698	15.1%
International (b)	84,061	11.1%	69,435	10.4%	198,979	10.5%	153,434	9.1%
Total net sales	$760,173	100.0%	$668,657	100.0%	$1,869,056	100.0%	$1,692,481	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Wholesale	$56,703	17.8%	$53,425	19.4%	$138,186	18.1%	$129,123	17.9%
Carter’s Retail (a)	47,601	19.0%	43,050	19.8%	120,641	18.3%	93,539	16.6%
Total Carter’s	104,304	18.3%	96,475	19.6%	258,827	18.2%	222,662	17.4%
OshKosh Retail (a)	5,649	6.9%	3,397	4.4%	(5,520)	(2.9)%	(13,285)	(6.8)%
OshKosh Wholesale	4,445	18.1%	2,445	8.6%	7,929	14.7%	3,131	5.1%
Total OshKosh	10,094	9.5%	5,842	5.5%	2,409	1.0%	(10,154)	(4.0)%
International (b) (c)	15,129	18.0%	15,984	23.0%	27,478	13.8%	28,985	18.9%
Total segment operating income	129,527	17.0%	118,301	17.7%	288,714	15.4%	241,493	14.3%
Corporate expenses (d) (e)	(38,451)	(5.1)%	(22,909)	(3.4)%	(97,957)	(5.2)%	(57,874)	(3.4)%
Total operating income	$91,076	12.0%	$95,392	14.3%	$190,757	10.2%	$183,619	10.8%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company’s contingent consideration of $0.5 million and $2.3 million for the fiscal quarter and three fiscal quarters ended September 28, 2013, respectively, and $1.1 million and $2.9 million for the quarter and three fiscal quarters ended September 29, 2012, respectively.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)    Includes the following charges:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Closure of distribution facility in Hogansville, GA	$0.4	$0.8	$1.0	$2.6
Office consolidation costs	$5.9	$—	$24.1	$—
Amortization of H.W. Carter and Sons tradenames	$6.3	$—	$7.3	$—

NOTE 14 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded expense of approximately $0.4 million and $1.0 million in closing-related costs during the fiscal quarter and three fiscal quarters ended September 28, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded approximately $0.8 million and $2.6 million in closing-related costs during the fiscal quarter and three fiscal quarters ended September 29, 2012, respectively.

The total amount of charges consisted of the following components:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Severance	$0.3	$0.3	$0.5	$1.7
Accelerated depreciation	0.1	0.4	0.4	0.8
Other closure costs	—	0.1	—	0.1
Total	$0.4	$0.8	$1.0	$2.6

The following table summarizes restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 28, 2013:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	$2,039	$—	$2,039
Provision	433	9	442
Payments	—	—	—
Balance at March 30, 2013	$2,472	$9	$2,481
Provision	$(179)	9	(170)
Payments	—	—	—
Balance at June 29, 2013	$2,293	$18	$2,311
Provision	$261	6	$267
Payments	—	(2)	(2)
Balance at September 28, 2013	$2,554	$22	$2,576

As of September 29, 2012 restructuring reserves were approximately $1.8 million.

In conjunction with the plan to close the Hogansville, Georgia distribution facility, the Company expects to incur, in total for fiscal 2013, closure-related charges of approximately $2.5 million, comprising $1.0 million for one-time termination benefits, $0.5 million in accelerated depreciation, and other closure costs of $1.0 million.

OFFICE CONSOLIDATION

In connection with the plan to consolidate its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from its other offices, into a new headquarters facility in Atlanta, Georgia, the Company recorded approximately $5.9 million and $24.1 million in closing-related costs in the fiscal quarter and three fiscal quarters ended September 28, 2013, respectively.

The total amount of charges consisted of the following:

	Fiscal quarter ended	Three fiscal quarters ended
(dollars in millions)	September 28, 2013	September 28, 2013
Recruiting, relocation and other closure costs	$4.7	$16.1
Severance and other benefits	0.6	4.7
Accelerated depreciation	0.6	3.2
Total	$5.9	$24.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes restructuring reserves related to the office consolidation which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 28, 2013:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	$2,235	$—	$2,235
Provision	1,806	4,900	6,706
Payments	—	(4,900)	(4,900)
Balance at March 30, 2013	$4,041	$—	$4,041
Provision	2,700	6,200	8,900
Payments	—	(5,988)	(5,988)
Balance at June 29, 2013	$6,741	$212	$6,953
Provision	600	4,700	5,300
Payments	(1,919)	(4,700)	(6,619)
Balance at September 28, 2013	$5,422	$212	$5,634

The Company expects to substantially complete this consolidation by the end of fiscal 2013. The Company anticipates pre-tax consolidation-related expenses for the full year of fiscal 2013 to be approximately $38 - $42 million. Included in the total are cash charges of approximately $36 million, comprising $16 million of recruiting and relocation expenses, $6 million of employee severance and other benefit costs, $7 million of lease-related charges, and $7 million of other closure costs. The Company also expects approximately $4 million in non-cash accelerated depreciation expense.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales
Carter’s Wholesale	41.9%	41.2%	40.9%	42.5%
Carter’s Retail	33.0%	32.5%	35.2%	33.3%
Total Carter’s	74.9%	73.7%	76.1%	75.8%

OshKosh Retail	10.8%	11.7%	10.4%	11.5%
OshKosh Wholesale	3.2%	4.2%	2.9%	3.6%
Total OshKosh	14.0%	15.9%	13.4%	15.1%

International	11.1%	10.4%	10.5%	9.1%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.3%	59.6%	58.6%	61.7%

Gross profit	40.7%	40.4%	41.4%	38.3%
Selling, general, and administrative expenses	30.2%	27.7%	32.6%	29.0%
Royalty income	(1.4)%	(1.6)%	(1.5)%	(1.6)%

Operating income	12.0%	14.3%	10.2%	10.8%
Interest expense, net	0.5%	0.2%	0.3%	0.3%
Other expense (income), net	—%	—%	0.1%	—%

Income before income taxes	11.5%	14.0%	9.8%	10.5%
Provision for income taxes	4.0%	5.2%	3.5%	3.9%
Net income	7.4%	8.9%	6.3%	6.6%

Number of retail stores at end of period:
Carter’s - U.S.			455	398
OshKosh - U.S.			170	167
International:
Canada			96	79
Japan			16	—

Total retail stores			737	644

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

THIRD QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 28, 2013 COMPARED WITH THIRD QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 29, 2012

CONSOLIDATED NET SALES

In the third fiscal quarter of 2013, consolidated net sales increased $91.5 million, or 13.7%, to $760.2 million. For the first three fiscal quarters of 2013, consolidated net sales increased $176.6 million, or 10.4%, to $1,869.1 million. For the third fiscal quarter of 2013, the growth reflects higher sales in both of the Carter's segments, the international segment, and the OshKosh retail segment. For the first three fiscal quarters of 2013, the growth reflects higher sales in the Carter's and international segments, partially offset by lower sales in the other segments.

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 28, 2013	% of Total	September 29, 2012	% of Total	September 28, 2013	% of Total	September 29, 2012	% of Total

Net sales:
Carter’s Wholesale	$318,607	41.9%	$275,577	41.2%	$763,518	40.9%	$719,585	42.5%
Carter’s Retail	251,028	33.0%	217,299	32.5%	658,827	35.2%	563,764	33.3%
Total Carter’s	569,635	74.9%	492,876	73.7%	1,422,345	76.1%	1,283,349	75.8%

OshKosh Retail	$81,894	10.8%	$78,070	11.7%	$193,662	10.4%	$194,359	11.5%
OshKosh Wholesale	24,583	3.2%	28,276	4.2%	54,070	2.9%	61,339	3.6%
Total OshKosh	106,477	14.0%	106,346	15.9%	247,732	13.4%	255,698	15.1%
International	84,061	11.1%	69,435	10.4%	198,979	10.5%	153,434	9.1%
Total net sales	$760,173	100.0%	$668,657	100.0%	$1,869,056	100.0%	$1,692,481	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $43.0 million, or 15.6%, in the third fiscal quarter of 2013 to $318.6 million. This increase was primarily due to a 15.1% increase in units shipped as compared to the third fiscal quarter of 2012.

Carter’s wholesale sales increased $43.9 million, or 6.1%, in the first three fiscal quarters of 2013 to $763.5 million. This increase was primarily due to an increase in units shipped as compared to the first three fiscal quarters of 2012.

CARTER’S RETAIL SALES

Carter’s retail sales increased $33.7 million, or 15.5%, in the third fiscal quarter of 2013 to $251.0 million. The increase was driven by incremental sales of $19.2 million generated by new store openings, $14.7 million generated by incremental eCommerce sales, and a comparable store sales increase of $0.8 million, or 0.5%, partially offset by the impact of store closings of $1.0 million.

Carter’s retail sales increased $95.1 million, or 16.9%, in the first three fiscal quarters of 2013 to $658.8 million. The increase was driven by incremental sales of $56.6 million generated by new store openings, $35.9 million generated by incremental eCommerce sales, and a comparable store sales increase of $7.3 million, or 1.5%, partially offset by the impact of store closings of $4.8 million. The increase in comparable store sales was primarily due to an increase in the average transaction value as compared to the first three fiscal quarters of 2012.

During the third fiscal quarter of 2013, we opened 17 Carter's stores. During the first three fiscal quarters of fiscal 2013, we opened 44 Carter's stores and closed two stores. There were a total of 455 Carter’s retail stores as of September 28, 2013. In total, we plan to open approximately 66 Carter's retail stores and close two stores during fiscal 2013.

OSHKOSH RETAIL SALES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OshKosh retail sales increased $3.8 million, or 4.9%, in the third fiscal quarter of 2013 to $81.9 million. The increase was driven by an incremental eCommerce sales increase of $3.1 million, incremental sales of $2.8 million from new store openings, and a comparable store sales increase of $0.7 million, or 1.0%, partially offset by the impact of store closings of $2.8 million.

OshKosh retail sales decreased $0.7 million, or 0.4%, in the first three fiscal quarters of 2013 to $193.7 million. The decline was driven by store closings of $7.8 million and a comparable store sales decrease of $6.5 million, or 3.9%, partially offset by incremental sales of $7.3 million generated by incremental eCommerce sales and $6.3 million from new store openings. On a comparable store basis, the number of transactions decreased 5.6% and the average transaction value increased 1.7% driven by an increase in average unit retail price.

During the third fiscal quarter of 2013, we opened seven OshKosh retail stores and closed one store. During the first three fiscal quarters of 2013, we opened seven stores and closed five. There were a total of 170 OshKosh retail stores as of September 28, 2013. In total, we plan to open approximately 18 and close five OshKosh retail stores during fiscal 2013.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $3.7 million, or 13.1%, in the third fiscal quarter of 2013 to $24.6 million. This decrease was primarily due to a 13.5% decline in units shipped, partially offset by a slight increase in average price per unit as compared to the third fiscal quarter of 2012.

OshKosh wholesale sales decreased $7.3 million, or 11.9%, in the first three fiscal quarters of 2013 to $54.1 million. This decrease was primarily due to a 15.0% decline in units shipped, partially offset by an increase in average price per unit of 3.7% as compared to the first three fiscal quarters of 2012.

INTERNATIONAL SALES

International sales increased $14.6 million, or 21.1%, in the third fiscal quarter of 2013 to $84.1 million. Our international retail sales increased $8.8 million, or 22.7%, to $47.6 million, driven by incremental Canadian sales of $4.6 million (primarily from new store openings), sales by our Japanese operations, which we began in the first fiscal quarter of 2013, of $3.9 million, and $0.3 million of incremental eCommerce sales. Comparable store sales in Canada declined $1.3 million, or 3.6%. In addition, international wholesale sales increased $5.8 million, or 19.0%, to $36.5 million.

International sales increased $45.5 million, or 29.7%, in the first three fiscal quarters of 2013 to $199.0 million. Our international retail sales increased $28.7 million, or 31.9%, to $118.4 million, driven by incremental Canadian sales of $14.1 million (primarily from new store openings), sales by our Japanese operations of $12.1 million, and $2.5 million of incremental eCommerce sales. Comparable store sales in Canada declined $2.5 million, or 2.9%. In addition, international wholesale sales increased $16.9 million, or 26.5%, to $80.5 million.

During the third fiscal quarter of 2013, we opened 5 retail stores in Canada. During the first three fiscal quarters of 2013, we opened 15 retail stores in Canada and closed one store. There were a total of 96 retail stores in Canada as of September 28, 2013. In fiscal 2013, we plan to open a total of approximately 21 retail stores in Canada and close two.

GROSS PROFIT

Our gross profit increased $39.6 million, or 14.7%, to $309.6 million in the third fiscal quarter of 2013. Gross margin increased from 40.4% in the third fiscal quarter of 2012 to 40.7% in the third fiscal quarter of 2013.

Our gross profit increased $124.9 million, or 19.3%, to $773.0 million in the first three fiscal quarters of 2013. Gross margin increased from 38.3% in the first three fiscal quarters of 2012 to 41.4% in the first three fiscal quarters of 2013.

Gross margin in the third quarter and first three fiscal quarters of 2013 was favorably affected by lower product costs and higher mix of direct-to-consumer business.

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses in the third fiscal quarter of 2013 increased $44.1 million, or 23.8%, to $229.3 million. As a percentage of net sales, selling, general, and administrative expenses increased from 27.7% to 30.2% in the third fiscal quarter of 2013.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$12.7 million in higher domestic and Canada retail store expenses;

•	$6.3 million in amortization of the H.W. Carter tradename;

•	$5.9 million in costs associated with the office consolidation;

•	$4.8 million in incremental distribution and freight costs;

•	$4.7 million in costs associated with our Japan business that commenced operations in the first fiscal quarter of 2013;

•	$3.7 million in incremental marketing expenses.

Selling, general, and administrative expenses in the first three fiscal quarters of 2013 increased $118.5 million, or 24.1%, to $609.6 million. As a percentage of net sales, selling, general, and administrative expenses increased from 29.0% to 32.6% in the first three fiscal quarters of 2013.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$34.1 million in higher domestic and Canada retail store expenses;

•	$24.1 million in costs associated with the office consolidation;

•	$14.2 million in incremental distribution and freight costs;

•	$12.8 million in costs associated with the commencement and operation of our Japan business that commenced operations in the first fiscal quarter of 2013;

•	$7.3 million in amortization of the H.W. Carter tradename; and

•	$6.7 million in incremental operating expenses associated with the growth of the eCommerce business.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in the third fiscal quarter of 2013 was approximately $10.7 million (including $1.5 million of international royalty income), an increase of 2.0%, as compared to the third fiscal quarter of 2012.

Royalty income from these brands in the first three fiscal quarters of 2013 was approximately $27.4 million (including $3.9 million of international royalty income), an increase of 2.7%, as compared to the first three fiscal quarters of 2012. The increase reflects growth in domestic royalties, partially offset by lower international royalties.

OPERATING INCOME

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Operating income decreased $4.3 million, or 4.5%, to $91.1 million in the third fiscal quarter of 2013 as compared to the third fiscal quarter of 2012. Operating income increased $7.1 million, or 3.9%, to $190.8 million in the first three fiscal quarters of 2013 as compared to the first three fiscal quarters of 2012.

INTEREST EXPENSE, NET

Interest expense, net, in the third fiscal quarter of 2013 increased $2.3 million to $4.0 million, compared to the third fiscal quarter of 2012. Weighted-average borrowings for the third fiscal quarter of 2013 were $397.0 million at an effective interest rate of 4.19%, as compared to weighted-average borrowings for the third fiscal quarter of 2012 of $186.0 million at an effective interest rate of 3.70%. The effective interest rate in the third fiscal quarter of 2013 was higher than the comparable period of 2012 as a result of the issuance of the senior notes in the third fiscal quarter of 2013, partially offset by the impact of the refinancing of the revolver in the third fiscal quarter of 2012.

Interest expense, net, in the first three fiscal quarters of 2013 increased $0.9 million, or 16.7%, to $6.2 million, compared to the first three fiscal quarters of 2012. Weighted-average borrowings for the first three fiscal quarters of 2013 were $256.3 million at an effective interest rate of 3.46%, as compared to weighted-average borrowings for the first three fiscal quarters of 2012 of $218.5 million at an effective interest rate of 3.35%. The effective interest rate in the first three quarters of 2013 was slightly higher than the comparable period of 2012 as a result of the issuance of the senior notes, in the third fiscal quarter of 2013, that was largely offset by the lower interest rates as a result of the refinancing of the revolving credit facility in the third fiscal quarter of 2012.

Effective interest rates include the effect of the amortization of debt issuance costs.

OTHER EXPENSE (INCOME), NET

During the third fiscal quarter and first three fiscal quarters of 2013, we recorded a foreign currency gain of less than $0.1 million and a foreign currency loss of approximately $1.0 million, respectively. During the third fiscal quarter and first three fiscal quarters of 2012, we recorded a foreign currency gains of approximately $0.2 million for both periods.

INCOME TAXES

Our effective tax rate for the third fiscal quarter of 2013 was 35.1% as compared to 36.8% for the third fiscal quarter of 2012. Our effective tax rate for the first three fiscal quarters of 2013 was 35.9% as compared to 36.9% for the first three fiscal quarters of fiscal 2012. The decrease in our effective rate for the fiscal quarter and the first three fiscal quarters of 2013, as compared to the prior year comparable periods, is primarily attributable to the expansion of our international operations, which are taxed at slightly lower effective tax rates, and the effect of federal tax legislation enacted during the first fiscal quarter of 2013 that retroactively reinstated certain federal tax credits for fiscal 2012.

NET INCOME

Our net income for the third fiscal quarter of 2013 decreased $2.8 million, or 4.7%, to $56.6 million as compared to $59.4 million in the third fiscal quarter of 2012. Our net income for the first three fiscal quarters of 2013 increased $5.2 million, or 4.6%, to $117.7 million as compared to $112.5 million in the first three fiscal quarters of 2012.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures. We expect our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolving credit facility, and we expect that these sources will fund our ongoing cash requirements for the foreseeable future, although no assurance can be given in this regard.

Net accounts receivable at September 28, 2013 were $245.6 million compared to $200.2 million at September 29, 2012 and $168.0 million at December 29, 2012. The increase of $45.5 million, or 22.7%, as compared to September 29, 2012, reflects growth in the business along with an increase in other receivables related to tenant improvement allowances for the new headquarters facility. Due to the seasonal nature of our operations, the net accounts receivable balance at September 28, 2013 is not comparable to the net accounts receivable balance at December 29, 2012.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net inventories at September 28, 2013 were $440.4 million compared to $375.1 million at September 29, 2012 and $349.5 million at December 29, 2012. The increase of $65.3 million, or 17.4%, as compared to September 29, 2012, reflects an increase in inventory levels to support planned sales and store openings. Due to the seasonal nature of our operations, the net inventories balance at September 28, 2013 is not comparable to the net inventories balance at December 29, 2012.

Net cash provided by operating activities for the first three fiscal quarters of 2013 was $63.5 million compared to net cash provided by operating activities of $129.2 million in the first three fiscal quarters of 2012. The decrease in operating cash flow primarily reflects changes in net working capital, principally increases in inventory and accounts receivables.

Our capital expenditures were $129.6 million in the first three fiscal quarters of 2013 compared to $59.8 million in the first three fiscal quarters of 2012, primarily reflecting expenditures of approximately $50.3 million for the Braselton, Georgia distribution facility, $35.9 million for our U.S. and international retail store openings and remodelings, $23.8 million for information technology initiatives, and $9.6 million for the new headquarters facility.

On June 13, 2013, we acquired worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons tradenames. We believe that the acquisition reduces brand confusion and facilitates expansion in certain key international markets. The total cash consideration paid for these assets was approximately $38.0 million.

For the first three fiscal quarters of 2013, cash used in financing activities was $76.1 million, as compared to $48.7 million for the first three fiscal quarters of 2012. The amount for 2013 reflects the repurchase of shares, the payment of dividends, contingent consideration, and debt issue costs, partially offset by proceeds from the issuance of the senior notes. The amount for 2012 primarily reflects the repayment of a portion of our revolving credit facility.

We plan to invest approximately $180 - $200 million in capital expenditures in fiscal 2013, primarily for U.S. and international retail store openings and remodelings, the expansion of our distribution capacity with the addition of the Braselton, Georgia facility, and expenditures related to the new corporate headquarters in Atlanta.

Secured Revolving Credit Facility

The aggregate principal amount of the secured revolving credit facility as of September 28, 2013, was $375 million, consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility. The sub-limit for U.S. dollar letters of credit is $175 million. The revolving credit facility expires August 31, 2017.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 1.50%, which, as of September 28, 2013, was 1.68%.
At September 28, 2013, we had $186.0 million in borrowings under the revolving credit facility, exclusive of $12.3 million of outstanding letters of credit, leaving approximately $176.7 million available for future borrowings.

As of September 28, 2013, we were in compliance with our financial debt covenants.
Senior Notes
On August 12, 2013, our 100% owned subsidiary, The William Carter Company ("TWCC") issued $400 million principal amount of senior notes (the “senior notes”) at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of September 28, 2013. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.1 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's Inc. and certain subsidiaries of TWCC.

At any time prior to August 15, 2017, TWCC may redeem all or part of the senior notes at 100% of the principal amount redeemed plus an applicable premium and accrued and unpaid interest. On and after August 15, 2017, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price applicable where the redemption occurs during the twelve-month period beginning on August 15 of each of the years indicated is as follows:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Year	Percentage
2017	102.625%
2018	101.313%
2019 and thereafter	100.000%

In addition, until August 15, 2016, we may, at our option, redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 105.250% of the aggregate principal amount, plus accrued and unpaid interest, subject to certain terms, with the proceeds of certain equity offerings.

Upon the occurrence of specific kinds of changes of control, unless a redemption notice with respect to all the outstanding senior notes has previously or concurrently been mailed or delivered, we will be required to make an offer to purchase the senior notes at 101% of their principal amount. In addition, if we or any of our restricted subsidiaries engages in certain asset sales, under certain circumstances we will be required to use the net proceeds to make an offer to purchase the senior notes at 100% of their principal amount.

The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict our ability and the ability of certain of our subsidiaries to: (a) incur, assume or guarantee additional indebtedness; (b) issue disqualified stock and preferred stock; (c) pay dividends or make distributions or other restricted payments; (d) prepay, redeem or repurchase certain debt; (e) make loans and investments (including joint ventures); (f) incur liens; (g) create restrictions on the payment of dividends or other amounts from restricted subsidiaries that are not guarantors of the notes; (h) sell or otherwise dispose of assets, including capital stock of subsidiaries; (i) consolidate or merge with or into, or sell substantially all of TWCC's assets to, another person; (j) designate subsidiaries as unrestricted subsidiaries; and (k) enter into transactions with affiliates. Additionally, the terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter's Inc. is not subject to these covenants.

If TWCC fails to complete the registered exchange offer, we will be required to pay additional interest on the senior notes.

FACILITY CLOSURES

In conjunction with the plan to close the Hogansville, Georgia distribution facility, we expect to incur, in fiscal 2013, closure-related charges of approximately $2.5 million, comprising $1.0 million for one-time termination benefits, $0.5 million in accelerated depreciation, and other closure costs of $1.0 million.

In conjunction with our plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia, we anticipate pre-tax consolidation-related expenses for the full year of fiscal 2013 to be approximately $38 - $42 million. Included in the total are cash charges of approximately $36 million, comprising $16 million of recruiting and relocation expenses, $6 million of employee severance and other benefit costs, $7 million of lease-related charges, and $7 million of other closure costs. We also expect approximately $4 million in non-cash accelerated depreciation expense. We expect to substantially complete this consolidation by the end of fiscal 2013.

BONNIE TOGS ACQUISITION

During the fiscal quarter ended September 28, 2013, we paid approximately $14.7 million in contingent consideration related to the 2011 purchase of Bonnie Togs. As of September 28, 2013, a discounted contingent consideration liability of approximately $16.5 million remains. The liability is based upon the high probability that Bonnie Togs will attain its earnings targets. Approximately $9.7 million of the total liability is included in other current liabilities and the remainder is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.

SHARE REPURCHASES

On May 9, 2013, our Board of Directors authorized the Company to repurchase shares of its common stock in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. On August 22, 2013, our Board of Directors approved a new $400 million share repurchase authorization. Such purchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at the discretion of the Company's management depending

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

on market conditions, stock price, other investment priorities, and other factors. The total remaining capacity under the repurchase authorizations as of September 28, 2013, was approximately $267.2 million. These share repurchase authorizations have no expiration date.

Open Market Purchases

During the first three fiscal quarters of 2013, we repurchased and retired 816,402 shares in open market transactions, or approximately $54.1 million, at an average price of $66.31 per share.

Accelerated Stock Repurchase Program

On August 29, 2013, we entered into a $300 million fixed dollar uncollared accelerated stock repurchase agreement (the “Uncollared ASR Agreement”) and a $100 million fixed dollar collared accelerated stock repurchase agreement (the “Collared ASR Agreement”), each with JPMorgan Chase Bank, N. A. ("JPMorgan").

Under the Uncollared ASR Agreement, we paid $300 million from cash on hand to JPMorgan to repurchase outstanding shares of our common stock. Under the Collared ASR Agreement, we paid $100 million from cash on hand to JPMorgan to repurchase outstanding shares of our common stock. As of September 28, 2013, JPMorgan had delivered approximately 4.6 million shares to us with a fair market value, at trade date, of approximately $328.4 million. We expect that JPMorgan will deliver additional shares to us as part of the final settlement of the ASR Agreements which expire in the second fiscal quarter of 2014. All shares received under the ASR Agreements were retired upon receipt.

The specific number of shares that we will ultimately repurchase will be determined at the completion of the term of the Agreements based, generally, on the daily volume-weighted average share price of our common stock during a period of up to eight months, less an agreed discount. For shares repurchased under the Collared ASR Agreement, the amount of shares is subject to additional provisions that establish a minimum and maximum number of repurchased shares. Such minimum and maximum share numbers will be based, generally, on the daily volume-weighted average share price of our common stock over the period during which JPMorgan established an initial hedge position.

As of September 28, 2013, the amount of additional shares that we would have received under the ASR Agreements, if settled on that date, was approximately 0.8 million shares.

DIVIDENDS

We paid dividends of $0.16 per share to holders of record as of May 31, 2013 and September 3, 2013. Provisions in our senior credit facility and the indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock. Additionally, future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including future financial performance and our investment priorities.

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

Transactions by our foreign subsidiaries may be denominated in a currency other than the entity’s functional currency. Fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar and the United States dollar and the Japanese Yen may affect our results of operations, financial position, and cash flows. From time to time, we employ foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of United States dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. As of September 28, 2013, there are no outstanding foreign exchange contracts.

Our operating results are subject to risk from interest rate fluctuations on our revolving credit facility, which carries variable interest rates. As of September 28, 2013, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the effective interest rate would increase or decrease our annual interest cost on that amount by $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We derived approximately 22% of our consolidated net sales from our top four customers for the three fiscal quarters ended September 28, 2013. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us, face difficulties in meeting their obligations to us, or terminate their relationship with us. Any of the foregoing could result in a material decrease in our sales or operating results.

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

The value of our brand, and our sales, could be diminished if we are associated with negative publicity, including due to actions by our vendors, independent manufacturers and licensees, over whom we have limited control.

Although we maintain policies with our vendors, independent manufacturers and licensees that promote ethical business practices and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, licensees, or their labor practices.  A violation of our vendor policies, licensee agreements, labor laws, or other laws by these vendors, independent manufacturers, or licensees could damage our brand image.  As a result, negative publicity regarding our Company, brands or products, including licensed products, could adversely affect our reputation and sales. Further, while the Company takes steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company's brand image will not be negatively impacted through its association with products or actions of licensees. In addition, we are subject to certain rules as a public company, such as the conflict minerals rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that require disclosure of certain activities notwithstanding their compliance with the substantive provisions of applicable law. If we are required to make such disclosures, it is possible that our reputation could be harmed.

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

The Company's product costs are subject to fluctuations in costs such as manufacturing, cotton, labor, fuel, and transportation.  In recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. We also anticipate increased product costs due to higher labor costs for our foreign manufacturers. While we raised our selling prices on many of our products over the past two years, we have been unable to fully absorb the cost increases and our profitability has been adversely impacted. In recent years, the Company experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. If future product cost increases are more than anticipated, or if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected. Future deflationary pressures on our selling prices could also adversely affect our profitability.

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

We source substantially all of our products through foreign production arrangements.  Our dependence on foreign supply sources could result in disruptions to our operations in the event of political instability, unfavorable economic conditions, international events, or new foreign regulations, and such disruptions may increase our cost of goods sold and decrease gross profit.

We source substantially all of our products through a network of vendors primarily in Asia, principally, coordinated by our sourcing agents and directly through our Hong Kong sourcing office.  The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

•	financial instability of one or more of our major vendors;

•	political instability or other international events resulting in the disruption of trade in foreign countries from which we source our products;

•	interruptions in the supply of raw materials, including cotton, fabric, and trim items;

•	increases in the cost of labor in our sourcing locations;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports;

•	the occurrence of a natural disaster, unusual weather conditions, or an epidemic in foreign countries from which we source our products;

•	changes in the United States customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

•	disruptions in the global transportation network such as a port strike, capacity withholding, world trade restrictions, or war;

•	the application of foreign intellectual property laws;

•	the ability of our vendors to secure sufficient credit to finance the manufacturing process including the acquisition of raw materials;

•	potential social compliance concerns resulting from our use of international vendors, independent manufacturers and licensees, over whom we have limited control;

•	compliance with disclosure rules regarding the identification and reporting on the use of “conflict minerals” sourced from the Democratic Republic of the Congo in our products;

•	exchange rate fluctuations between the Company's and/or its subsidiaries' functional currency and the currencies paid to foreign contractors; and

•	other events beyond our control that could interrupt our supply chain and delay receipt of our products into the United States.

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

One sourcing agent managed approximately 77% of our inventory purchases as of September 28, 2013. Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results. In addition, we have recently increased the amount of our inventory that we source directly and plan to continue to further increase such amounts. We have limited experience in directly sourcing inventory purchases from foreign vendors and we may experience difficulty in the transition, which could disrupt our business, increase our costs, and have a material adverse effect on our operating results.

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

As of September 28, 2013, the Company had goodwill of $136.6 million for Carter's and goodwill of $51.4 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, and $85.5 million for the OshKosh brand on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of September 28, 2013, we had approximately $586 million aggregate principal amount of debt outstanding (excluding approximately $12.3 million of outstanding letters of credit), and approximately $176.7 million of undrawn availability under our senior secured revolving credit facility after giving effect to $12.3 million of letters of credit issued under our senior secured revolving credit facility.

Our substantial debt could have important consequences. Because of our substantial debt:

•	our ability to satisfy our obligations with respect to our debt, including the notes, may be adversely affected;

•	we may be more vulnerable to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of TWCC's borrowings are at variable rates of interest;

•	we may be unable to make strategic acquisitions or be required to make non-strategic divestitures;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate or other purposes may be limited;

•
a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such debt;

•
we may be at a competitive disadvantage compared to our competitors who have less debt or comparable debt at more favorable interest rates and who, as a result, may be better positioned to withstand economic downturns or to finance capital expenditures or acquisitions;

•	our costs of borrowing may increase;

•	we may be unable to refinance our debt on terms as favorable as our existing debt or at all; and

•
our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve the operating margins of our businesses.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund its day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our secured revolving credit facility and the indenture governing the senior notes restrict our ability and the ability of our restricted subsidiaries to dispose of assets and use the proceeds from any such dispositions and also restrict our and our restricted subsidiaries’ ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of the secured revolving credit facility could terminate their commitments to loan money and accelerate the maturity of borrowings thereunder, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

The terms of our secured revolving credit facility and the indenture governing the senior notes contain restrictions and limitations that could significantly impact our management’s flexibility or our financial and operational flexibility to operate our business.

Our secured revolving credit facility contains certain restrictive covenants that, among other things, restrict our and certain of our subsidiaries’ ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue disqualified stock and preferred stock;

•	pay dividends or make distributions or other restricted payments;

•	redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments (including joint ventures);

•	incur liens;

•	make dividends, loans or asset transfers from TWCC’s subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	consolidate or merge with or into, or sell substantially all of TWCC’s assets to, another person;

•	designate subsidiaries as unrestricted subsidiaries;

•	enter into sale and leaseback transactions;

•	enter into transactions with affiliates; and

•	enter into new lines of business.

In addition, our secured revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet them.

The indenture governing the senior notes contains certain restrictive covenants that, among other things, restrict us and certain of our subsidiaries’ ability to:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends or make distributions or other restricted payments;

•	make loans and investments (including joint ventures);

•	incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•
create restrictions on the payment of dividends or other amounts to TWCC or TWCC's subsidiaries that are guarantors of the senior notes from certain subsidiaries that are not guarantors of the senior notes;

•	consolidate or merge with or into, or sell substantially all of TWCC’s assets to, another person;

•	designate subsidiaries as unrestricted subsidiaries; and

•	enter into transactions with affiliates.

The restrictions in the indenture that govern the senior notes or under our secured revolving credit facilities may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

A breach of the covenants under the indenture that governs the senior notes or under the secured revolving credit facility could result in an event of default under the applicable indebtedness. Such default may allow the holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the secured revolving credit facility would permit the lenders under the secured revolving credit facility to terminate all commitments to extend further credit under that facility.

If our operating performance declines, we may need to seek waivers from the holders of our indebtedness to avoid being in default under the instruments governing such indebtedness. If we breach our covenants under our indebtedness, we may not be able to obtain a waiver from the holders of such indebtedness on terms acceptable to us or at all. If this occurs, we would be in default under such indebtedness, the holders of such indebtedness and other lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

Furthermore, if we were unable to repay the amounts due and payable under our senior secured revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or holders of senior notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness.

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
The Company has initiated a quarterly cash dividend and has declared and paid cash dividends of $0.16 per share to holders of record as of May 31, 2013 and September 3, 2013. Provisions in our senior credit facility and the indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on, or make future repurchases of, our common stock. Additionally, future declarations of quarterly cash dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.  Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the third fiscal quarter of 2013:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

June 30, 2013 through July 27, 2013	107,556	$74.01	107,200	$315,476,744

July 28, 2013 through August 24, 2013	76,220	$70.84	70,200	$710,503,753

August 25, 2013 through September 28, 2013 (3)	4,659,498	$71.23	4,659,498	$267,235,052

Total	4,843,274		4,836,898

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 6,376 shares surrendered between June 30, 2013 and September 28, 2013.

(2)
Amounts purchased during the third fiscal quarter of 2013 were made in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements.

(3) On August 29, 2013, we paid an aggregate of $400 million to repurchase outstanding shares of the Company's common stock under two Accelerated Share Repurchase Agreements. Approximately 4.6 million shares were repurchased during the third quarter under the terms of the ASR agreements and the shares repurchased were retired immediately upon receipt. The average price paid per share was calculated using the closing price of the shares on the trade date of the purchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.19	Phipps Tower Lease - Second Amendment dated June 17, 2013
10.20	Master Confirmation—Uncollared Accelerated Share Repurchase dated August 29, 2013
10.21	Master Confirmation—Collared Accelerated Share Repurchase dated August 29, 2013
10.22	Amendment to Secured Revolving Credit Facility dated August 7, 2013
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

Date : October 24, 2013	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : October 24, 2013	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)