Form 10-K/A
period 2012-12-29
CARTERS INC
filed 2013-12-11
CIK 1060822

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

EXPLANATORY NOTE

Carter’s, Inc. is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the "Form 10-K"), as originally filed with the Securities and Exchange Commission on February 27, 2013, for the purpose of including the conformed signature of PricewaterhouseCoopers LLP on the Report of Independent Registered Public Accounting Firm (the “Report”) within Item 8 of the Form 10-K. The conformed signature was inadvertently omitted from the version of the Report that was originally filed with the Form 10-K. This Form 10-K/A includes the Report with the conformed signature. The exhibit list appearing in Item 15 of the Form 10-K has been updated to indicate that Exhibit 21 was previously filed. This Form 10-K/A includes new certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A, and a new Consent of Independent Registered Public Accounting Firm, dated as of the date of filing of this Form 10-K/A.

Except for the correction described above, this Form 10-K/A does not purport to update any disclosures contained in the annual report. For disclosures subsequent to February 27, 2013, please see the Company's reports filed with the Securities and Exchange Commission after that date.

PART II

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

NOTE 11 – FAIR VALUE MEASUREMENTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INTEREST RATE HEDGE AGREEMENTS

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

21	Subsidiaries of Carter's, Inc. Incorporated by reference to the Carter's, Inc. Annual Report on Form 10-K filed on February 27, 2013.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.

31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.

32	Section 1350 Certification.

SIGNATURE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER'S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: December 11, 2013