Form 10-K
period 2013-12-28
CARTERS INC
filed 2014-02-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
Commission file number:
001-31829
CARTER’S, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3912933
(state or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Phipps Tower
3438 Peachtree Road NE, Suite 1800
Atlanta, Georgia 30326
(Address of principal executive offices, including zip code)
(678) 791-1000
(Registrant's telephone number, including area code)
_______________________________________________

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
Yes ( ) No (X)

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2013 (the last business day of our most recently completed second quarter) was $4,294,975,763.
There were 53,649,056 shares of Carter's, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., to be held on May 14, 2014, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 28, 2013.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 28, 2013

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

The NPD market share data presented is based on NPD's definition of the baby and playclothes categories, which are different from the Company's definitions of these categories. The data presented is based upon The NPD Group/Consumer Tracking Service for Children's Apparel in the United States ("U.S.") and represents the twelve month period ending December, 2013.

Unless the context indicates otherwise, in this filing on Form 10-K, “Carter's,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter's, Inc. and its wholly owned subsidiaries.

ITEM 1. BUSINESS

GENERAL

We are the largest branded marketer in the United States ("U.S.") of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh
B'gosh (or "OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to seven. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children sizes newborn to 12, with a focus on playclothes for toddlers and young children. Given each brands' product category emphasis and brand aesthetic, we believe the brands provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We believe each of our brands has its own unique positioning in the marketplace. In the $18.9 billion baby and young children's apparel market (ages zero to seven) in the U.S., our Carter's brand has the #1 position with a 13.6% market share and our OshKosh brand has a 2.5% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. Our multi-channel business model enables us to reach a broad range of consumers across various socio-economic groups, and geographic regions.

We distribute our products through multiple channels of distribution in the U.S. children's apparel market, which, as of December 28, 2013, includes approximately 17,000 wholesale locations (including national department stores, chain and specialty stores, and discount retailers), 657 Company-operated stores and through our websites. As of December 28, 2013, we operated 476 Carter's and 181 OshKosh outlet, brand, and specialty stores in the U.S. As of December 28, 2013, our products are sold via 102 Company-operated stores in Canada in addition to our international wholesale, licensing, and online channels.

The Company is a Delaware corporation. The Company and its predecessors have been doing business since 1865. The Company's principal executive offices are located at Phipps Tower, 3438 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326, and our telephone number is (678) 791-1000.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER'S BRANDS – U.S.

Under our Carter's brand, we design, source, and market a broad array of products, primarily for sizes newborn to seven. Our Carter's brand is sold in department stores, national chains, specialty stores, off-price sales channels, through our Carter's retail stores, and online at www.carters.com. Additionally, we sell our Child of Mine brands at Walmart and our Just One You and Precious Firsts brands at Target. In fiscal 2013, we sold over 313.0 million units of Carter's, Child of Mine, Just One You, and Precious Firsts products in the U.S., an increase of approximately 8.3% from fiscal 2012. Our strategy is to drive sales growth through our focus on essential, high-volume, core apparel products for babies and young children. Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, receiving blankets and playwear. Our top ten core baby and sleepwear products accounted for approximately 60% of our baby and sleepwear net sales in fiscal 2013 in the U.S. We believe our core apparel products are essential consumer staples and less dependent on changes in fashion trends.

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

We believe this disciplined approach to core product design results in compelling product offerings to consumers, reduces our exposure to short-term fashion trends, and supports efficient operations. We conduct consumer research as part of our product development process and engage in product testing in our own stores.

CARTER'S BRAND POSITIONING – U.S.

Our strategy is to drive our brand image as the leader in baby and young children's apparel and to consistently provide high-quality products at a great value to consumers. We employ a disciplined merchandising strategy that identifies and focuses on core products. We believe that we have strengthened our brand image with the consumer by differentiating our core products through fabric improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products through store-in-store fixturing, branding and signage packages, and advertising. We have invested in display fixtures for our major wholesale customers that more clearly present our core products on their floors to enhance brand and product presentation. We also strive to provide our wholesale customers with a consistent, high-level of service, including delivering and replenishing products on time to fulfill customer needs. Our retail stores and websites focus on the customer experience through store and website design, visual enhancements, clear product presentation, and experienced customer service.

CARTER'S PRODUCTS – U.S.

Baby

Carter's brand baby products include bodysuits, pants, dresses, three piece sets, receiving blankets, layette gowns, bibs, caps, and booties. In fiscal 2013, we generated $886.8 million in net sales of these products in the U.S., representing 33.6% of our consolidated net sales.

Our Carter's brand is the leading brand in the baby category in the U.S. In fiscal 2013, in the department stores, national chains, outlet, specialty stores, and off-price sales channels, our aggregate Carter's brand market share in the U.S. was approximately 24.5% for baby ages zero to two, which represents more than four times the market share of the next largest brand. We sell a complete range of baby products for newborns, primarily made of cotton. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our wholesale customers. We tier our products through marketing programs targeted toward gift-givers, experienced mothers, and first-time mothers. Our Carter's Little Layette product line, the largest component of our baby business, provides parents with essential core products and accessories, including value-focused multi-packs. Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter's brand playclothes products include knit and woven cotton apparel for everyday use in sizes three months to seven. In fiscal 2013, we generated $646.7 million in net sales of these products in the U.S., or 24.5%, of our consolidated net sales. We continue to focus on building our Carter's brand in the playclothes market by developing a base of essential, high-volume products that utilize original print designs and innovative artistic applications. Our aggregate 2013 Carter's brand playclothes market share in the U.S. was approximately 11.9% in the $13 billion department store, national chain, outlet, specialty store, and off-price sales channels, which represents nearly 1.5 times the market share of the next largest brand.

Sleepwear

Carter's brand sleepwear products include pajamas and blanket sleepers in sizes 12 months to seven. In fiscal 2013, we generated $320.6 million in net sales of these products in the U.S., or 12.1%, of our consolidated net sales. Our Carter's brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the U.S. In fiscal 2013, in these channels, our Carter's brand market share was approximately 32.3%, which represents more than seven times the market share of the next largest brand. As in our baby product line, we differentiate our sleepwear products by offering high-volume, high-quality core products with distinctive print designs and artistic applications.

Other Products

Our other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories. In fiscal 2013, we generated $135.5 million in net sales of these other products in our Carter's retail stores and online, or 5.1%, of our consolidated net sales.

Royalty Income

We currently extend our Carter's, Child of Mine, Just One You, and Precious Firsts product offerings by licensing these brands to 17 licensees in the U.S. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our baby and young children's apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer. In addition, we work closely with our wholesale customers and our licensees to gain dedicated floor space for licensed product categories. In fiscal 2013, our Carter's brand generated $21.5 million in domestic royalty income.

OSHKOSH BRANDS – U.S.

Under our OshKosh brand, we design, source, and market a broad array of young children's apparel, primarily for children in sizes newborn to 12. Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, through off-price sales channels, and online at www.oshkoshbgosh.com and www.oshkosh.com. In fiscal 2013, we sold approximately 44.0 million units of OshKosh products in the U.S. through our retail stores, to our wholesale customers, and online, a decrease of approximately 4.1% from fiscal 2012. We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand. Given its long history of durability, quality, and style, we believe our OshKosh brand represents a significant long-term growth opportunity for us, especially in the $13 billion young children's playclothes market in the U.S. We continue to focus on our core product development and marketing disciplines, improving the productivity of our existing OshKosh retail stores, developing new retail formats, investing in new employees and talent development, leveraging our relationships with major wholesale accounts, and leveraging our infrastructure and supply chain.

OSHKOSH BRAND POSITIONING – U.S.

We believe our OshKosh brand provides for high-quality playclothes in sizes newborn to 12. Our core OshKosh brand products include denim, overalls, t-shirts, fleece, and other playclothes. Our OshKosh brand is generally positioned towards an older segment (young children, sizes 2 to 7) and at slightly higher average prices than our Carter's brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children.

OSHKOSH PRODUCTS – U.S.

Playclothes

Our OshKosh brand is best known for its playclothes products. OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, bodysuits, and playclothes products for everyday use in sizes newborn to 12. In fiscal 2013, we generated $306.1 million in net sales of OshKosh brand playclothes products in the U.S., which accounted for approximately 11.6% of our consolidated net sales. Our aggregate 2013 OshKosh brand playclothes market share in the U.S. was approximately 2.7% in the $13 billion department store, national chain, outlet, specialty store, and off-price sales channels.

We believe our OshKosh brand represents a significant opportunity for us to increase our share in the playclothes category as the $13 billion young children's playclothes market in the U.S. is highly fragmented. For fiscal 2013, this market was nearly five times the size of the baby and sleepwear markets combined. We plan to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.
Other Products

The remainder of our OshKosh brand product offerings include baby, sleepwear, outerwear, shoes, hosiery, and accessories. In fiscal 2013, we generated $57.8 million in net sales of these other products in our OshKosh retail stores and online, which accounted for 2.2% of our consolidated net sales.

Royalty Income

We partner with a number of domestic licensees to extend the reach of our OshKosh brand. We currently have six domestic licensees selling apparel and accessories. Our largest licensing agreement is with Target Corporation. All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories. In fiscal 2013, we earned approximately $10.3 million in domestic royalty income from our OshKosh brands.

INTERNATIONAL

Our international segment includes Company-operated retail, wholesale, and online operations in addition to royalty income from our international licensees. In fiscal 2013, our international sales were $285.3 million, or 10.8% of consolidated net sales. As of December 28, 2013, we operated 102 retail stores in Canada. Additionally, we reach consumers in approximately 60 countries through wholesale and licensing relationships and in over 100 countries through our website.

We partner with approximately 20 licensees to sell the Carter's and OshKosh brands internationally in approximately 40 countries. In fiscal 2013, our OshKosh international licensees generated retail sales of approximately $70.0 million, on which we earned approximately $4.3 million in royalty income. In fiscal 2013, our international licensees generated Carter's brand retail sales of $20.3 million on which we earned $1.2 million in royalty income.

SEGMENTS

Business segment financial information for our five business segments: Carter's wholesale, Carter's retail, OshKosh retail, OshKosh wholesale, and international, is contained in Item 8 - “Financial Statements and Supplementary Data,” Note 18 - “Segment Information” to the accompanying audited consolidated financial statements.

SALES, MARKETING AND DISTRIBUTION

As described above, we sell our products through the wholesale channel, through our retail stores in the U.S. and Canada, and online.

Our Carter's brand wholesale customers include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl's, Macy's, Sam's Club, Target, Toys “R” Us, and Walmart. We collaboratively plan store assortments with our wholesale customers. We intend to drive continued growth with our wholesale customers through our focus on managing our key accounts' business through replenishment, product mix, brand presentation, marketing, and frequent meetings with the senior management of our major wholesale customers.

Our OshKosh brand wholesale customers include major retailers, such as, in alphabetical order, Belk, Bon-Ton, Costco, Fred Meyer, JCPenney, Kohl's, and Sears. We continue to work with our customers to establish seasonal plans. The majority of our OshKosh brand playclothes products will be planned and ordered seasonally.

We have begun to offer "side by side" locations where stores for our Carter's and OshKosh brands are connected, allowing customers to shop for both brands. As of December 28, 2013, we operated a total of 24 "side by side" locations.

As of December 28, 2013, we operated 476 Carter's retail stores in the U.S., of which 291 were brand stores and 185 were outlet stores. These stores carry a complete assortment of baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,400 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. Our brand stores are generally located in high-traffic, strip centers located in or near major cities. We believe our brand strength and our assortment of core products have made our stores a destination location within many outlet and strip centers. Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.

As of December 28, 2013, we operated 181 OshKosh retail stores in the U.S., of which 150 were outlet stores and 31 were brand and specialty stores. These stores carry a wide assortment of young children's apparel, accessories, and gift items and average approximately 4,400 square feet per location.

As of December 28, 2013, we operated 102 retail stores in Canada. These stores average approximately 5,500 square feet per location, slightly larger than our U.S. based stores, and offer a similar product assortment, localized for climate differences.

In the first quarter of 2013, we assumed control of retail operations in Japan, previously managed by a licensee.  In fiscal 2013, our retail operations in Japan generated sales of approximately $15.9 million and an operating loss of $11.3 million, which includes exit costs of approximately $4.1 million.  In the fourth quarter of 2013, we decided to exit those operations based on revised forecasts which do not meet our investment objectives.

We have recently invested in a one million square foot multi-channel distribution center in Braselton, Georgia. All of our eCommerce business demand for the U.S. and portions of our retail store and wholesale demand are fulfilled at the Braselton facility.

Store Expansion

We use a real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density.

Marketing

Our strategy is to strengthen our online and direct marketing with a focus on increasing the convenience of shopping by driving higher spend and more transactions per customer, increasing purchase frequency, and increasing return on our marketing investment.

GLOBAL SOURCING NETWORK

We source products internationally, primarily from Asia. One sourcing agent currently manages approximately 70% of our inventory purchases. Our sourcing network consists of over 100 vendors located in 14 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

In fiscal 2012, we established new sourcing operations in Hong Kong. Our goal is to shift the mix of our direct sourcing from approximately 30% in fiscal 2013 to 50% by 2017 in an effort to improve the performance of our supply chain.

COMPETITION

The baby and young children's apparel market is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in the wholesale channel include private label product offerings, and, in alphabetical order, Disney and Gerber. Our primary competitors in the retail store channel include, in alphabetical order, Disney, Gap, Gymboree, Old Navy, and The Children's Place. Most retailers, including our wholesale customers, have significant private label product offerings that compete with our products. Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our Carter's, OshKosh, and related brand names combined with our breadth of product offerings and operational expertise position us well against these competitors.

TRADEMARKS AND COPYRIGHTS

We own many trademarks and copyrights, including Carter's®, OshKosh®, OshKosh B'gosh®, Genuine Kids®, Child of Mine®, Just One You®, Precious Firsts™, Little Collections®, and Little Layette®, many of which are registered in the U.S. and in more than 140 countries and territories.

EMPLOYEES

As of December 28, 2013, we had 11,222 employees, 3,847 of whom were employed on a full-time basis and 7,375 of whom were employed on a part-time basis. We have no unionized employees. We have had no labor-related work stoppages and believe that our labor relations are good.

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

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues; financial difficulties for our major customers could have a significant impact on us.

We derived approximately 25% of our consolidated net sales from our top five customers for the fiscal year ended December 28, 2013.  We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace.  As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, financial difficulties or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results.  Further, a large percentage of our gross accounts receivables are typically from our largest wholesale customers.  For example, approximately 75% of our gross accounts receivable at December 28, 2013 were from our ten largest wholesale customers, with four of these customers having individual receivable balances in excess of 10% of gross accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any of our major wholesale customers were unable to meet outstanding obligations to us or if their financial condition or credit position were to deteriorate, which could materially adversely affect our operating results.

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

We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing arrangements, to establish and protect our intellectual property rights. The steps taken by us or by our licensees to protect our proprietary rights may not be adequate to prevent infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting marks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically, and any such claim could be expensive and time consuming to defend, regardless of its merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results.

We may incur substantial costs as a result of investigations or other proceedings related to previously disclosed investigations.

As previously reported, beginning in the fourth quarter of fiscal 2009, the SEC and the United States Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of the federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC's investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related proceedings. The Company has incurred and may continue to incur substantial expenses for legal services due to the SEC and United States Attorney's Office investigations and any related proceedings. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset such costs.
The Company's and its vendors' databases containing personal information of our retail store and eCommerce customers could be breached, which could subject us to adverse publicity, litigation, and expenses.  In addition, if we are unable to comply with security standards created by the banks and payment card industry, our operations could be adversely affected.

We rely on the security of our networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information.  This could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our financial condition, results of operations, and reputation.  Further, if we are unable to comply with the security standards, established by banks and payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

Increases in production costs and deflationary pressures on our selling prices may adversely affect our results.

The Company's product costs are subject to fluctuations in costs such as manufacturing, cotton, labor, fuel, and transportation.  In recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. We anticipate increased product costs in 2014 due to higher labor costs for our foreign manufacturers. While we raised our selling prices on many of our products over the past two years, we have been unable to fully absorb the cost increases and our profitability has been adversely impacted. In recent years, the Company experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. If future product cost increases are more than anticipated, or if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected. Future deflationary pressures on our selling prices could also adversely affect our profitability.

Our business is sensitive to overall levels of consumer spending, particularly in the young children's apparel segment.

Consumers' demand for young children's apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending. Discretionary consumer spending is impacted by employment levels, weather, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence. Recent and further reductions, or lower-than-expected growth, in the level of discretionary spending may have a material adverse effect on the Company's sales and results of operations.

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

Our business depends on our ability to source and distribute products in a timely manner.  Labor disputes at independent factories where our goods are produced, the shipping port we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times.  The existing contract between the port through which we source most of our products and International Longshore and Warehouse Union is scheduled to expire on July 1, 2014.  This may result in slow-downs,  disruptions, or a strike if a new agreement is not reached by such date, or even before that date.  While we have contingency plans in place, in the event that slow-downs, disruptions or a strike occurs in connection with such contract expiration or otherwise, it may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

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

Our products are subject to regulation of and regulatory standards set by various governmental authorities around the world, including the U.S. Consumer Product Safety Commission and Health Canada, with respect to quality and safety.  These regulations and standards may change from time to time.  Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the compliance of merchandise we sell with these regulations and standards, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, and increased costs.

The loss of a sourcing agent could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

Currently, one sourcing agent manages approximately 70% of our inventory purchases. Although we believe that other buying agents could be retained, or we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results. In addition, we have recently increased the amount of our inventory that we source directly and plan to continue to further increase such amounts. We have limited experience in directly sourcing inventory purchases from foreign vendors and we may experience difficulty in the transition, which could disrupt our business, increase our costs, and have a material adverse effect on our operating results.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

The baby and young children's apparel market is highly competitive. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in our wholesale businesses include private label product offerings and Disney and Gerber. Our primary competitors in the retail store channel include, in alphabetical order, Disney, Gap, Gymboree, Old Navy, and The Children's Place. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to:

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

As of December 28, 2013, the Company had goodwill of $136.6 million for Carter's and goodwill of $49.5 million for Bonnie Togs, and tradename assets of $220.2 million for the Carter's brand, and $85.5 million for the OshKosh brand on its consolidated balance sheet.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of December 28, 2013, we had approximately $586 million aggregate principal amount of debt outstanding (excluding approximately $9.5 million of outstanding letters of credit), and approximately $179.5 million of undrawn availability under our senior secured revolving credit facility after giving effect to $9.5 million of letters of credit issued under our senior secured revolving credit facility.

Our substantial debt could have important consequences. Because of our substantial debt:

•	our ability to satisfy our obligations with respect to our debt, including the notes, may be adversely affected;

•
we may be more vulnerable to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of The William Carter Company's ("TWCC") borrowings are at variable rates of interest;

•	we may be unable to make strategic acquisitions or be required to make non-strategic divestitures;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate or other purposes may be limited;

•
a significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use that cash flow to fund our operations, capital expenditures, and future business opportunities;

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our secured revolving credit facility and the indenture governing the senior notes restrict our ability and the ability of our restricted subsidiaries to dispose of assets and use the proceeds from any such dispositions and also restrict our and our restricted subsidiaries’ ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Our secured revolving credit facility contains certain restrictive covenants that, among other things, restrict TWCC and certain of its subsidiaries’ ability to:

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

In addition, our secured revolving credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet them.

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

The Company's ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, operations, and support function staffing is key to the Company's success.  If the Company were unable to attract and retain qualified individuals in these areas, an adverse impact on the Company's growth and results of operations may result. Our inability to retain personnel as a result of our recent office consolidation or otherwise could cause us to experience business disruption due to a loss of historical knowledge and a lack of business continuity and may adversely affect our results of operations, financial position, and cash flows.

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

We may not effectively transition our distribution functions to our new Braselton, Georgia facility. If we encounter problems with our distribution facilities, our ability to deliver our products to the market could be adversely affected and expected efficiencies may not be realized.

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
Our ability to conduct business in new and existing international markets is subject to legal, regulatory, political, and economic risks. These include:

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
The Company has initiated a quarterly cash dividend and has declared and paid cash dividends of $0.16 per share to holders of record as of May 31, 2013, September 3, 2013 and November 29, 2013. Provisions in our senior credit facility and the indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on, or make future repurchases of, our common stock. Additionally, future declarations of quarterly cash dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.  Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease space for retail stores, showrooms, distribution centers, and offices, principally in the U.S. and Canada. The majority of our premises are leased.

The following sets forth information with respect to our key properties:

Location	Approx. floor space in square feet	Principal use	Lease expiration date
Braselton, Georgia	1,062,000	Distribution/warehousing	September 2026
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2015
Chino, California	413,000	Distribution/warehousing (1)	July 2015
Phipps Tower, Atlanta, Georgia	275,000	Corporate headquarters (2)	April 2030
Griffin, Georgia	215,000	Finance/information technology/benefits administration/rework	Owned
Cambridge, Ontario	179,000	Distribution/warehousing (3)	March 2020
Cambridge, Ontario	37,000	Canadian corporate offices/distribution/warehousing	June 2021
Fayetteville, Georgia	30,000	Wholesale customer service/information technology	September 2020
(1) This space is leased and operated by a third party service provider.
(2) The amount of space occupied will increase to approximately 292,000 square feet by 2015.
(3) The amount of space occupied will increase to approximately 277,000 square feet in April 2014.

At December 28, 2013, we operated 657 leased retail stores, across the United States. In addition, we operated 102 leased retail stores in Canada. The majority of our lease terms range between five to ten years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI. The last reported sale price per share of our common stock on February 21, 2014 was $67.89. On that date there were approximately 200 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported by the New York Stock Exchange:

2013	High	Low
First quarter	$60.84	$55.55
Second quarter	$74.07	$56.84
Third quarter	$77.33	$68.02
Fourth quarter	$76.87	$68.00

2012	High	Low
First quarter	$50.21	$38.66
Second quarter	$57.27	$47.95
Third quarter	$57.62	$48.67
Fourth quarter	$56.10	$49.61

SHARE REPURCHASES

The following table provides information about shares acquired from employees during the fourth quarter of fiscal 2013 to satisfy the required withholding of taxes in connection with the vesting of restricted stock:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

September 29, 2013 through October 26, 2013	—	$—	—	$267,235,052

October 27, 2013 through November 23, 2013	849	$69.66	—	$267,175,911

November 24, 2013 through December 28, 2013	—	$—	—	$267,175,911

Total	849	$69.66	—

(1)	All of the shares were surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

Repurchase Program

In the second quarter of fiscal 2013, our Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, our Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of December 28, 2013, was approximately $267.2 million. The authorizations have no expiration date.

Open Market Purchases

During the fiscal year ended December 28, 2013, we repurchased and retired 816,402 shares with an average share price of $66.31 for an aggregate cost of approximately $54.1 million, in open market transactions.

Accelerated Stock Repurchase Program

On August 29, 2013, we entered into a $300 million fixed dollar uncollared accelerated stock repurchase agreement (the “Uncollared ASR Agreement”) and a $100 million fixed dollar collared accelerated stock repurchase agreement (the “Collared ASR Agreement”), each with JPMorgan Chase Bank, N. A. ("JPMorgan").

Under the Uncollared ASR Agreement, we paid $300 million from cash on hand to JPMorgan to repurchase outstanding shares of our common stock. Under the Collared ASR Agreement, we paid $100 million from cash on hand to JPMorgan to repurchase outstanding shares of our common stock. As of December 28, 2013, JPMorgan had delivered approximately 4.6 million shares to us with a fair market value, at trade date, of approximately $328.4 million. On January 27, 2014, JPMorgan delivered approximately one million shares to us, with a fair market value of approximately $70.3 million, as part of the final settlement of the ASR Agreements. All shares received under the ASR Agreements were retired upon receipt.

DIVIDENDS

In the second, third and fourth fiscal quarters of 2013, our Board of Directors authorized quarterly cash dividends of $0.16 per share. The dividends were paid during the fiscal quarter in which they were declared.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company's ability to pay future cash dividends on or make future repurchases of its common stock.

Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities.

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

	For the fiscal years ended
(dollars in thousands, except per share data)	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010

Operating Data:
Wholesale sales - Carter's	$1,035,420	$981,445	$939,115	$827,815	$742,224
Retail sales - Carter's	954,160	818,909	671,590	546,233	489,740
Retail sales - OshKosh	289,311	283,343	280,900	264,887	257,289
Wholesale sales - OshKosh	74,564	79,752	81,888	75,484	72,448
International	285,256	218,285	136,241	34,837	27,976
Total net sales	$2,638,711	$2,381,734	$2,109,734	$1,749,256	$1,589,677

Gross profit (a)	$1,095,379	$937,948	$692,278	$674,717	$605,171

Operating income (b)	$264,151	$261,986	$187,466	$243,256	$195,613

Income before income taxes	$249,465	$255,391	$180,888	$233,386	$183,828

Net income	$160,407	$161,150	$114,016	$146,472	$115,640

Per Common Share Data:
Basic net income	$2.78	$2.73	$1.96	$2.50	$2.03
Diluted net income	$2.75	$2.69	$1.94	$2.46	$1.97
Balance Sheet Data:
Working capital (c)	$701,242	$713,468	$629,394	$532,891	$505,051
Total assets	$1,812,484	$1,630,109	$1,402,709	$1,257,182	$1,208,599
Total debt, including current maturities	$586,000	$186,000	$236,000	$236,000	$334,523
Stockholders' equity	$700,731	$985,479	$805,709	$679,936	$556,024
Cash Flow Data:
Net cash provided by operating activities	$209,696	$278,619	$81,074	$85,821	$188,859
Net cash used in investing activities	220,532	$83,392	$106,692	$39,496	$29,516
Net cash (used in) provided by financing activities	$(84,658)	$(46,317)	$11,505	$(133,984)	$13,349
Other Data:
Capital expenditures	182,525	$83,398	$45,495	$39,782	$33,600
Dividend declared and paid per common share	$0.48	$—	$—	$—	$—

NOTES TO SELECTED FINANCIAL DATA

(a)
Gross profit in fiscal 2013 includes a charge of $1.1 million for the fiscal year ended December 28, 2013, related to inventory write-downs associated with the Company's exit from retail operations in Japan.  Gross profit in fiscal 2011 includes $6.7 million in additional expenses related to the amortization of the fair value step-up of inventory acquired as a result of the Acquisition.

(b)The following selling, general, & administrative expenses were included in the calculation of operating income:

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
Amortization of H.W. Carters and Sons tradenames	$13,588	$—	$—	$—	$—
Workforce reduction, facility write-down, and closure costs	$38,214	$9,490	$—	—	$10,771
Investigation expenses	$—	$—	$—	—	$5,717
Revaluation of contingent consideration	$2,825	$3,589	$2,484	—	$—
Acquisition-related charges	$—	$—	$3,050	—	$—

(c)	Represents total current assets less total current liabilities.

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

Fiscal Year

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Consistent with this policy, fiscal 2013 ended on December 28, 2013, fiscal 2012 ended on December 29, 2012, and fiscal 2011 ended on December 31, 2011. Each of these fiscal years contained 52 weeks of financial results.

Our Business

We are the largest branded marketer in the United States ("U.S.") of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh
B'gosh ("OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to seven. Established in 1895, OshKosh is a well-known brand, trusted by consumers for its line of apparel for children sizes newborn to 12, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe the brands provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

In the U.S., our brands compete in the $18.9 billion children's apparel market, for children ages zero to seven. Our Carter's brand was the largest brand with a 13.6% market share and our OshKosh brand had a 2.5% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

We distribute our products through multiple channels of distribution in the U.S. children's apparel market, which, as of December 28, 2013, includes approximately 17,000 wholesale locations (including national department stores, chain and specialty stores, and discount retailers), 657 Company-operated stores and our websites. As of December 28, 2013, we operated 476 Carter's and 181 OshKosh stores in the U.S. As of December 28, 2013, our products were sold via 102 Company-operated stores in Canada in addition to our international wholesale, licensing, and online channels.

Recent Events

In the third quarter of fiscal 2013, our 100% owned subsidiary, The William Carter Company ("TWCC") issued $400 million principal amount of senior notes guaranteed by Carter's, Inc. at an interest rate of 5.25% per annum, maturing on August 15, 2021. The net proceeds from the offering were approximately $394.2 million

In the third quarter of fiscal 2013, we entered into a $300 million fixed dollar uncollared accelerated stock repurchase agreement and a $100 million fixed dollar collared accelerated stock repurchase agreement, each with JPMorgan. Under these agreements, we paid $400 million from cash on hand to JPMorgan to repurchase outstanding shares of the Company's common stock. As of December 28, 2013, JPMorgan had delivered approximately 4.6 million shares to the Company under these agreements. The accelerated stock repurchase agreements were settled on January 27, 2014, resulting in the delivery to the Company of approximately one million shares for a total of 5.6 million shares.

In the second quarter of fiscal 2013, we acquired worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons tradenames. The total cash consideration paid for these assets was approximately $38.0 million.

In the second, third and fourth fiscal quarters of 2013, our Board of Directors authorized quarterly cash dividends of $0.16 per share. The dividends were paid during the fiscal quarter in which they were declared.

In the first quarter of 2013, we assumed control of retail operations in Japan, previously managed by a licensee.  In fiscal 2013, our retail operations in Japan generated sales of approximately $15.9 million and an operating loss of $11.3 million, which includes exit costs of approximately $4.1 million.  In the fourth quarter of 2013, we decided to exit those operations based on revised forecasts which do not meet our investment objectives.

In connection with the plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia, we recorded charges of approximately $33.3 million in fiscal 2013 and $6.4 million in fiscal 2012, primarily related to severance, relocation and recruiting expenses, and accelerated depreciation.

In fiscal 2012, we announced our plans to close our Hogansville, Georgia facility consistent with our strategy to strengthen our distribution capabilities. In conjunction with the plan to close Hogansville, we recorded closing costs of approximately $1.9 million and $3.1 million in 2013 and 2012, respectively. We also opened a new one million square foot multi-channel distribution facility in Braselton, Georgia in fiscal 2012.

In fiscal 2012, we entered into a lease agreement for approximately 275,000 square feet of office space located in The Phipps Tower in Atlanta, Georgia which will serve as our new headquarters.
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	For the fiscal years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales
Carter’s Wholesale	39.2%	41.2%	44.5%
Carter’s Retail	36.2%	34.4%	31.8%
Total Carter’s	75.4%	75.6%	76.3%
OshKosh Retail	11.0%	11.9%	13.3%
OshKosh Wholesale	2.8%	3.3%	3.9%
Total OshKosh	13.8%	15.2%	17.2%
International	10.8%	9.2%	6.5%
Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.5%	60.6%	67.2%
Gross profit	41.5%	39.4%	32.8%
Selling, general, and administrative expenses	32.9%	29.9%	25.7%
Royalty income	(1.4)%	(1.6)%	(1.7)%
Operating income	10.0%	11.0%	8.9%
Interest expense, net	0.5%	0.3%	0.3%
Foreign currency gain	0.1%	—%	—%
Income before income taxes	9.5%	10.7%	8.6%
Provision for income taxes	3.4%	4.0%	3.2%
Net income	6.1%	6.8%	5.4%

Number of retail stores at end of period:
Carter’s - U.S.	476	413	359
OshKosh - U.S.	181	168	170
International	117	82	65
Total	774	663	594

Note: Results may not be additive due to rounding.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL YEAR ENDED DECEMBER 28, 2013 COMPARED WITH FISCAL YEAR ENDED DECEMBER 29, 2012

CONSOLIDATED NET SALES

In fiscal 2013, consolidated net sales increased $257.0 million, or 10.8%, to $2.6 billion. The growth primarily reflects strength in our Carter's Wholesale, Carter's Retail and International segments. Foreign currency translation negatively impacted international net sales by approximately $6.8 million, or 3.1%.

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	% of Total	December 29, 2012	% of Total
Net sales:
Carter’s Wholesale	$1,035,420	39.2%	$981,445	41.2%
Carter’s Retail	954,160	36.2%	818,909	34.4%
Total Carter’s	1,989,580	75.4%	1,800,354	75.6%

OshKosh Retail	289,311	11.0%	283,343	11.9%
OshKosh Wholesale	74,564	2.8%	79,752	3.3%
Total OshKosh	363,875	13.8%	363,095	15.2%
International	285,256	10.8%	218,285	9.2%
Total net sales	$2,638,711	100.0%	$2,381,734	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $54.0 million, or 5.5%, in fiscal 2013 to $1,035.4 million. This growth was primarily driven by a 4.4% increase in units shipped as compared to fiscal 2012.

CARTER’S RETAIL SALES

Carter’s retail sales increased $135.3 million, or 16.5%, in fiscal 2013 to $954.2 million. The increase was driven by incremental sales of $79.1 million generated by new store openings, $54.6 million generated by eCommerce sales, and a comparable store sales increase of $6.8 million, or 1.0%, partially offset by the impact of store closings of $5.3 million. On a comparable store basis, the average transaction value increased 1.1%. Carter's direct-to-consumer comparable sales, defined as the combination of retail store and eCommerce comparable sales, increased 7.7%, comprised of eCommerce comparable sales growth of 49.9% and a comparable retail store comparable sales growth of 1.0%.

Our comparable store sales calculations include sales for all stores that were open during the comparable fiscal period, including remodeled stores, and certain relocated stores. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store calculation. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the period are included in the comparable store sales calculation up to the last full fiscal month of operations. Our comparable eCommerce sales calculations include sales from our websites that were opened during the comparable fiscal period.

During fiscal 2013, we opened 65 Carter's stores and closed two stores. There were a total of 476 Carter’s retail stores as of December 28, 2013. In total, we plan to open approximately 60 and close four Carter’s retail stores during fiscal 2014.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $6.0 million, or 2.1%, in fiscal 2013 to $289.3 million. The increase reflects incremental sales of $13.5 million generated by eCommerce sales and $11.0 million generated by new store openings, partially offset by the impact of store closings of $10.5 million and a comparable store sales decrease of $8.0 million, or 3.4%. OshKosh direct-to-consumer comparable sales increased 2.0%, comprised of eCommerce comparable sales growth of 40.9% and a retail store

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

comparable sales decline of 3.4%. On a comparable store basis, the average retail store transaction value remained flat and transactions decreased during fiscal 2013 as compared to fiscal 2012.

During fiscal 2013, we opened 18 OshKosh stores and closed five stores. There were a total of 181 OshKosh retail stores as of December 28, 2013. In total, we plan to open approximately 24 and close four OshKosh retail stores during fiscal 2014.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $5.2 million, or 6.5%, in fiscal 2013 to $74.6 million. The decrease in wholesale sales reflects a 12.2% decrease in units shipped and partially offset by a 6.5% increase in average price per unit as compared to fiscal 2012.

INTERNATIONAL SALES

Our international sales include our Canada and Japan retail operations, international eCommerce, and wholesale sales.

International sales increased $67.0 million, or 30.7%, in fiscal 2013 to $285.3 million. Our international retail sales increased $38.6 million, or 28.3%, to $175.0 million, driven by incremental Canadian sales of $19.9 million (primarily from new store openings), sales by our Japanese operations of $15.9 million, and $2.8 million of incremental eCommerce sales. Comparable store sales in Canada decreased $2.2 million or 1.8%. In addition, international wholesale sales increased $28.4 million, or 34.7%, to $110.2 million.

During fiscal 2013, we opened 21 retail stores in Canada and closed one store. There were a total of 102 retail stores in Canada as of December 28, 2013. In fiscal 2014, we plan to open a total of approximately 20 retail stores in Canada with no closures planned.

In the first quarter of 2013, we assumed control of retail operations in Japan, previously managed by a licensee.  In fiscal 2013, our retail operations in Japan generated sales of approximately $15.9 million and an operating loss of $11.3 million, which includes exit costs of approximately $4.1 million.  In the fourth quarter of 2013, we decided to exit those operations based on revised forecasts which do not meet our investment objectives.

GROSS PROFIT

Our gross profit increased $157.4 million, or 16.8%, to $1,095.4 million in fiscal 2013. Gross margin increased from 39.4% in fiscal 2012 to 41.5% in fiscal 2013 primarily as the result of higher mix of direct-to-consumer sales and lower product costs compared to prior year.

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in fiscal 2013 increased $155.3 million, or 21.8%, to $868.5 million. As a percentage of net sales, selling, general, and administrative expenses increased from 29.9% to 32.9% in fiscal 2013.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$39.9 million in higher domestic and Canada retail store expenses;

•	$26.9 million in incremental costs associated with the office consolidation;

•	$18.4 million in incremental distribution and freight costs;

•	$18.1 million in expenses associated with the Japan business, including operating costs and costs to exit the operations;

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$13.6 million in amortization of the H.W. Carter tradename;

•	$10.3 million in incremental operating expenses associated with the growth of the eCommerce business;

Slightly offsetting these increases were:

•	$12.0 million in lower provisions for performance-based compensation.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in both fiscal 2013 and fiscal 2012 was approximately $37.3 million (including $5.5 million and $6.8 million of international royalty income in fiscal 2013 and fiscal 2012, respectively). International royalty income in fiscal 2013 declined primarily due to our assumption of a licensee's operations in Japan.

OPERATING INCOME

Operating income increased $2.2 million, or 0.8%, to $264.2 million in fiscal 2013 due to the factors described above.

INTEREST EXPENSE

Interest expense in fiscal 2013 increased $6.7 million to $13.4 million, compared to fiscal 2012. Weighted-average borrowings for fiscal 2013 were $338.7 million at an effective interest rate of 3.92%, as compared to weighted-average borrowings for fiscal 2012 of $210.4 million at an effective interest rate of 3.23%. The effective interest rate for fiscal 2013 was higher than fiscal 2012 as a result of the issuance of the senior notes (at an interest rate of 5.25%) in the third quarter of fiscal 2013, partially offset by the impact of the refinancing of the secured revolving credit facility in the third quarter of fiscal 2012.

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of December 28, 2013, our outstanding variable rate debt aggregated approximately $186.0 million. An increase or decrease of 1% in the applicable rate applied to our weighted-average borrowings would have increased or decreased our fiscal 2013 interest cost by approximately $1.9 million.

OTHER EXPENSE (INCOME), NET

During fiscal 2013 and 2012, other expense (income), net, principally comprised foreign currency losses of $1.9 million and gains of $0.1 million, respectively, related to foreign currency denominated payables.

INCOME TAXES

Our effective tax rate was 35.7% for fiscal 2013 as compared to 36.9% for fiscal 2012. The decrease in our effective rate was attributable to the expansion of our international operations, which are taxed at slightly lower effective rates, and the absence of non-deductible acquisition costs in 2013.

NET INCOME

Our net income for fiscal 2013 decreased $0.7 million, or 0.5%, to $160.4 million as compared to $161.2 million in fiscal 2012.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 29, 2012	% of Total	December 31, 2011	% of Total

Net sales:
Carter’s Wholesale	$981,445	41.2%	$939,115	44.5%
Carter’s Retail	818,909	34.4%	671,590	31.8%
Total Carter’s	$1,800,354	75.6%	$1,610,705	76.3%

OshKosh Retail	$283,343	11.9%	$280,900	13.3%
OshKosh Wholesale	79,752	3.3%	81,888	3.9%
Total OshKosh	$363,095	15.2%	$362,788	17.2%
International	218,285	9.2%	136,241	6.5%
Total net sales	$2,381,734	100.0%	$2,109,734	100.0%

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

CARTER’S RETAIL SALES

Carter’s retail sales increased $147.3 million, or 21.9%, in fiscal 2012 to $818.9 million. The increase was driven by incremental sales of $77.3 million generated by new store openings, $54.3 million generated by eCommerce sales, and a comparable store sales increase of $23.5 million, or 3.9%, partially offset by the impact of store closings of $7.8 million. On a comparable store basis, the average transaction value increased 3.6% principally due to improved price realization.

During fiscal 2012, we opened 63 Carter's stores and closed nine stores. There were a total of 413 Carter’s retail stores as of December 29, 2012.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $2.4 million, or 0.9%, in fiscal 2012 to $283.3 million. The increase reflects incremental sales of $15.1 million generated by eCommerce sales and $3.8 million generated by new store openings, partially offset by the impact of store closings of $11.4 million and a comparable store sales decrease of $5.1 million, or 2.0%. On a comparable store basis, the average transaction value increased 4.0% as a result of improved price realization, and the number of transactions decreased 5.8% due to a decline in traffic.

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

INTEREST EXPENSE

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Interest expense in fiscal 2012 decreased $0.8 million, or 10.4%, to $6.8 million, compared to fiscal 2011. Weighted-
average borrowings for fiscal 2012 were $210.4 million at an effective interest rate of 3.23%, as compared to weighted-average borrowings for fiscal 2011 of $236.0 million at an effective interest rate of 3.25%. The effective interest rate calculation includes the amortization of debt issuance costs.

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

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures. Substantially all of our cash is held in the U.S. Our primary source of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility, and we expect that these sources will fund our ongoing requirements for the foreseeable future. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Part I, Item 1A of this filing.

Net accounts receivable at December 28, 2013 were $193.6 million compared to $168.0 million at December 29, 2012. The increase of $25.6 million, or 15.2%, as compared to December 29, 2012 reflects growth in the business along with an increase of approximately $17.9 million in other receivables related to tenant improvement allowances for the new headquarters facility.

Net inventories at December 28, 2013 were $417.8 million compared to $349.5 million at December 29, 2012. The increase of $68.2 million, or 19.5%, as compared to December 29, 2012, reflects an increase in inventory levels to support planned sales and store openings, in addition to higher product costs as compared to the prior year.

Net cash provided by operating activities for fiscal 2013 was $209.7 million compared to net cash provided by operating activities of $278.6 million in fiscal 2012. The decrease in operating cash flow primarily reflects changes in net working capital. Net cash provided by operating activities for fiscal 2012 was $278.6 million compared to net cash provided by operating activities of $81.1 million in fiscal 2011. The increase in operating cash flow primarily reflects favorable changes in net working capital and increased earnings.

Our capital expenditures were $182.5 million in fiscal 2013 compared to $83.4 million in fiscal 2012, primarily reflecting expenditures of approximately $55.8 million for our U.S. and international retail store openings and remodelings, $54.0 million for the Braselton, Georgia distribution facility, $35.9 million for the new headquarters facility, and $29.5 million for information technology initiatives. Our capital expenditures were $83.4 million in fiscal 2012 compared to $45.5 million in fiscal 2011, primarily reflecting approximately $50.0 million for U.S. and international retail store openings and remodelings, $13.4 million related to Braselton, and $9.8 million for information technology.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We plan to invest approximately $100 million in capital expenditures in fiscal 2014, primarily for U.S. and international retail store openings and remodelings, information technology, and further expansion of our distribution capacity at the Braselton, Georgia facility.

SECURED REVOLVING CREDIT FACILITY
On October 15, 2010, we entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) secured revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. On December 22, 2011, we amended and restated the secured revolving credit facility to, among other things, provide a U.S. dollar secured revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency secured revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars.
On August 31, 2012, we amended and restated the secured revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar secured revolving credit facility and a $35 million multicurrency secured revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, we recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, will be amortized over the new remaining term of the facility (five years). The term of the secured revolving credit facility expires August 31, 2017.
Pricing Options
The secured revolving credit facility provides for different pricing options based on, among other things, the currency being borrowed and our leverage. Amounts outstanding under the secured revolving credit facility as of December 28, 2013 were accruing interest at a LIBOR rate plus 2.00%.
Covenants
The secured revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of our consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2016, 3.75:1.00 and (y) if such period ends after December 31, 2016, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.50:1.00. As of December 28, 2013, we are in compliance with our financial debt covenants.
Outstanding Amount

At December 28, 2013, we had approximately $186.0 million in revolver borrowings, exclusive of $9.5 million of outstanding letters of credit, leaving approximately $179.5 million available for future borrowings.

SENIOR NOTES
On August 12, 2013, our 100% owned subsidiary, TWCC issued $400 million principal amount of senior notes at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of December 28, 2013. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.0 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Year	Percentage
2017	102.63%
2018	101.31%
2019 and thereafter	100.00%

In addition, until August 15, 2016, we may, at our option, redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 105.25% of the aggregate principal amount, plus accrued and unpaid interest, subject to certain terms, with the proceeds of certain equity offerings.

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

If TWCC fails to complete a required registered exchange offer by May 9, 2014, we will be required to pay additional interest on the senior notes.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company's ability to pay future cash dividends on or make future repurchases of its common stock, as further described in the Long-Term Debt note to the consolidated financial statements.

BONNIE TOGS ACQUISITION

On June 30, 2011, we purchased Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing and the balance to be paid contingent upon achieving certain earnings targets. In fiscal 2013, we paid approximately $14.7 million for achieving interim earnings targets. As of December 28, 2013, a discounted contingent consideration liability of approximately $16.3 million was recorded, based upon the high probability that Bonnie Togs will attain future earnings targets, of which approximately $9.0 million would be paid within a one year window.

FACILITY CLOSURES

In conjunction with the closure of the Hogansville, Georgia distribution facility, we incurred closure-related charges of approximately $1.9 million in fiscal 2013 and the remaining balance in the accrual as of December 28, 2013 is approximately $1.3 million, which is expected to be paid in the first quarter of fiscal 2014.

In connection with the plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia, we recorded charges of approximately $33.3 million in fiscal 2013 and $6.4 million in fiscal 2012, primarily related to severance, relocation and recruiting expenses, and accelerated depreciation. We have substantially completed our consolidation efforts and the remaining balance in the accrual as of December 28, 2013 is approximately $6.4 million, principally severance related, and is expected to be paid by the second quarter of fiscal 2014. We expect to incur approximately $5.0 million of additional costs in fiscal 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In the first quarter of 2013, we assumed control of retail operations in Japan, previously managed by a licensee.  In fiscal 2013, our retail operations in Japan generated sales of approximately $15.9 million and an operating loss of $11.3 million, which includes exit costs of approximately $4.1 million.  In the fourth quarter of 2013, we decided to exit those operations based on revised forecasts which do not meet our investment objectives, and we expect to incur approximately $6.0 million of additional costs in fiscal 2014.

SHARE REPURCHASES

In the second quarter of fiscal 2013, our Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, our Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of December 28, 2013, was approximately $267.2 million.

Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The authorizations have no expiration date.

Open Market Purchases

During the fiscal year ended December 28, 2013, we repurchased and retired 816,402 shares with an average share price of $66.31 for an aggregate cost of approximately $54.1 million, in open market transactions.

Accelerated Stock Repurchase Program

On August 29, 2013, we entered into a $300 million fixed dollar uncollared accelerated stock repurchase agreement (the “Uncollared ASR Agreement”) and a $100 million fixed dollar collared accelerated stock repurchase agreement (the “Collared ASR Agreement”), each with JPMorgan Chase Bank, N. A. ("JPMorgan").

Under the Uncollared ASR Agreement, we paid $300 million from cash on hand to JPMorgan to repurchase outstanding shares of our common stock. Under the Collared ASR Agreement, we paid $100 million from cash on hand to JPMorgan to repurchase outstanding shares of our common stock. As of December 28, 2013, JPMorgan had delivered approximately 4.6 million shares to us with a fair market value, at trade date, of approximately $328.4 million. On January 27, 2014, JPMorgan delivered approximately one million shares to us, with a fair market value of approximately $70.3 million, as part of the final settlement of the ASR Agreements bringing the total number of shares repurchased to approximately 5.6 million. All shares received under the ASR Agreements were retired upon receipt.

DIVIDENDS

In the second, third and fourth fiscal quarters of 2013, our Board of Directors authorized quarterly cash dividends of $0.16 per share. The dividends were paid during the fiscal quarter in which they were declared. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities.

Provisions in our secured revolving credit facility and indenture governing its senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of its common stock.

COMMITMENTS

The following table summarizes as of December 28, 2013, the maturity or expiration dates of mandatory contractual obligations- and commitments for the following fiscal years:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total

Long-term debt	$—	$—	$—	$186,000	$—	$400,000	$586,000
Interest on debt (a)	25,018	25,018	25,018	23,679	21,000	56,000	175,733
Operating leases	104,517	100,617	91,417	86,007	81,257	302,405	766,220
Total financial obligations	129,535	125,635	116,435	295,686	102,257	758,405	1,527,953

Letters of credit	9,506	—	—	—	—	—	9,506
Total financial obligations and commitments (b) (c)	$139,041	$125,635	$116,435	$295,686	$102,257	$758,405	$1,537,459

(a) Reflects estimated variable rate interest on obligations outstanding on our secured revolving credit facility and senior notes as of December 28, 2013 using an interest rate of 2.16% (rate in effect at December 28, 2013) and 5.25%, respectively.

(b) The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(c) The table above excludes purchase obligations. Our estimate as of December 28, 2013 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less is estimated to be $350 - $450 million.

In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations and contingent consideration liabilities, which are included in other current and other long-term liabilities, as further described in our notes to the accompanying audited consolidated financial statements.

LIQUIDITY OUTLOOK

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our secured revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.

EFFECTS OF INFLATION AND DEFLATION

In recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies.  While we raised our selling prices on many of our products over the past two years, we have been unable to fully absorb the cost increases and our profitability has been adversely impacted.  In recent years, the Company experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry.  We anticipate increased product costs in 2014 due to higher labor costs for our foreign manufacturers.  If future product cost increases are more than anticipated, or if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected.  Future deflationary pressures on our selling prices could also adversely affect our profitability.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally has resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.

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

Our significant accounting policies are described in our accompanying audited consolidated financial statements. The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We record cooperative advertising arrangements with major wholesale customers at fair value. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

INVENTORY

We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional write-downs may be required.

GOODWILL AND TRADENAME

The carrying values of the goodwill and indefinite lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use discounted cash flow models for quantitative assessments to determine the fair value of these assets, using assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment charge is recognized in the amount equal to that excess. For indefinite-lived intangibles, we may utilize a qualitative assessment, as described below, to determine whether the fair value of the indefinite-lived asset is less than its carrying value.

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

Based upon our most recent assessment, performed as of December 28, 2013, there was no impairment in the value of goodwill or indefinite-lived tradename assets.

ACCRUED EXPENSES

Accrued expenses for workers’ compensation, incentive compensation, health insurance, 401(k), and other outstanding obligations are assessed based on actual commitments, statistical trends, and/or estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

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

The most significant assumption used to determine the Company's projected benefit obligation under its defined benefit plans is the discount rate. See the employee benefit plans footnote to our accompanying audited consolidated financial statements for further details on rates and assumptions.

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

Dividend yield – We estimate a dividend yield based on the current dividend amount as a percentage of our current stock price. An increase in the dividend yield will decrease stock-based compensation expense.

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

We contract for production with third parties primarily in Asia. While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations. Foreign currency translation negatively impacted net sales by approximately $6.8 million in fiscal 2013.

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar.  Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. From time to time, we have employed foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. In fiscal 2013, we had no outstanding foreign exchange contracts.

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of December 28, 2013, our outstanding variable rate debt aggregated approximately $186.0 million. Weighted-average variable rate borrowings for fiscal 2013 were $186.0 million. An increase or decrease of 1% in the effective interest rate would have increased or decreased our fiscal 2013 interest cost by approximately $1.9 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of Carter's, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter's, Inc. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 26, 2014

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$286,546	$382,236
Accounts receivable, net	193,611	168,046
Finished goods inventories, net	417,754	349,530
Prepaid expenses and other current assets	35,157	22,216
Deferred income taxes	37,313	35,675
Total current assets	970,381	957,703
Property, plant, and equipment, net	307,885	170,110
Tradenames and other intangible, net	330,258	306,072
Goodwill	186,077	189,749
Deferred debt issuance costs, net	8,088	2,878
Other assets	9,795	3,597
Total assets	$1,812,484	$1,630,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,010	$149,625
Other current liabilities	105,129	94,610
Total current liabilities	269,139	244,235

Long-term debt	586,000	186,000
Deferred income taxes	121,434	114,341
Other long-term liabilities	135,180	100,054
Total liabilities	1,111,753	644,630

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 28, 2013 and December 29, 2012	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 54,541,879 and 59,126,639 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	545	591
Additional paid-in capital	4,332	250,276
Accumulated other comprehensive loss	(10,082)	(11,205)
Retained earnings	705,936	745,817
Total stockholders’ equity	700,731	985,479
Total liabilities and stockholders’ equity	$1,812,484	$1,630,109

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$2,638,711	$2,381,734	$2,109,734
Cost of goods sold	1,543,332	1,443,786	1,417,456
Gross profit	1,095,379	937,948	692,278
Selling, general, and administrative expenses	868,480	713,211	542,086
Royalty income	(37,252)	(37,249)	(37,274)
Operating income	264,151	261,986	187,466
Interest expense	13,437	6,765	7,549
Interest income	(669)	(234)	(386)
Other expense (income), net	1,918	64	(585)
Income before income taxes	249,465	255,391	180,888
Provision for income taxes	89,058	94,241	66,872
Net income	$160,407	$161,150	$114,016

Basic net income per common share	$2.78	$2.73	$1.96
Diluted net income per common share	$2.75	$2.69	$1.94
Dividend declared and paid per common share	$0.48	$—	$—

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$160,407	$161,150	$114,016
Other comprehensive income (loss):
Unrealized gain (loss) on OshKosh defined benefit plan, net of tax of ($3,660), $690, and $3,660, for the fiscal years 2013, 2012, and 2011, respectively	6,238	(1,163)	(6,206)
Unrealized gain (loss) on Carter's post-retirement benefit obligation, net of tax of ($210), ($107), and $36, for fiscal years 2013, 2012, and 2011, respectively	371	182	(62)
Foreign currency translation adjustments	(5,486)	1,058	(3,124)
Total other comprehensive income (loss)	1,123	77	(9,392)
Comprehensive income	$161,530	$161,227	$104,624

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$160,407	$161,150	$114,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,915	39,848	32,735
Amortization of H.W. Carter and Sons tradenames	13,588	—	—
Amortization of Bonnie Togs inventory step-up	—	—	6,672
Accretion of contingent consideration	2,825	3,589	2,484
Amortization of debt issuance costs	1,049	877	708
Stock-based compensation expense	16,040	13,049	9,644
Income tax benefit from stock-based compensation	(11,040)	(2,760)	(6,900)
Loss on disposal of property, plant, and equipment	272	802	139
Deferred income taxes	596	(9,651)	9,128
Effect of changes in operating assets and liabilities:
Accounts receivable	(26,064)	(10,200)	(33,222)
Inventories	(70,691)	(1,790)	(20,571)
Prepaid expenses and other assets	(18,716)	(6,004)	(948)
Accounts payable and other liabilities	86,515	89,709	(32,811)
Net cash provided by operating activities	209,696	278,619	81,074
Cash flows from investing activities:
Capital expenditures	(182,525)	(83,398)	(45,495)
Acquisition of tradenames	(38,007)	—	—
Acquisition of Bonnie Togs, net of cash acquired	—	—	(61,207)
Proceeds from sale of property, plant, and equipment	—	6	10
Net cash used in investing activities	(220,532)	(83,392)	(106,692)
Cash flows from financing activities:
Proceeds from senior notes	400,000	—	—
Payments of debt issuance costs	(6,989)	(1,916)	—
Borrowings under secured revolving credit facility	—	2,500	—
Payments on secured revolving credit facility	—	(52,500)	—
Repurchase of common stock	(454,133)	—	—
Payment of contingent consideration	(14,721)	—	—
Dividends paid	(27,715)	—	—
Income tax benefit from stock-based compensation	11,040	2,760	6,900
Withholdings from vesting of restricted stock	(5,052)	(2,846)	(2,181)
Proceeds from exercise of stock options	12,912	5,685	6,786
Net cash (used in) provided by financing activities	(84,658)	(46,317)	11,505
Effect of exchange rate changes on cash	(196)	(168)	225
Net (decrease) increase in cash and cash equivalents	(95,690)	148,742	(13,888)
Cash and cash equivalents, beginning of period	382,236	233,494	247,382
Cash and cash equivalents, end of period	$286,546	$382,236	$233,494

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at January 1, 2011	57,493,567	$575	$210,600	$(1,890)	$470,651	$679,936
Income tax benefit from stock-based compensation	—	—	6,900	—	—	6,900
Exercise of stock options	821,336	8	6,778	—	—	6,786
Withholdings from vesting of restricted stock	(70,827)	(1)	(2,180)	—	—	(2,181)
Restricted stock activity	312,825	4	(4)	—	—	—
Stock-based compensation expense	—	—	8,474	—	—	8,474
Issuance of common stock	38,520	—	1,170	—	—	1,170
Comprehensive (loss) income	—	—	—	(9,392)	114,016	104,624
Balance at December 31, 2011	58,595,421	$586	$231,738	$(11,282)	$584,667	$805,709
Income tax benefit from stock-based compensation	—	—	2,760	—	—	2,760
Exercise of stock options	254,567	3	5,682	—	—	5,685
Withholdings from vesting of restricted stock	(61,536)	(1)	(2,845)	—	—	(2,846)
Restricted stock activity	316,479	3	(3)	—	—	—
Stock-based compensation expense	—	—	11,864	—	—	11,864
Issuance of common stock	21,708	—	1,080	—	—	1,080
Comprehensive income	—	—	—	77	161,150	161,227
Balance at December 29, 2012	59,126,639	$591	$250,276	$(11,205)	$745,817	$985,479
Income tax benefit from stock-based compensation	—	—	11,040	—	—	11,040
Exercise of stock options	669,834	7	12,905	—	—	12,912
Withholdings from vesting of restricted stock	(84,766)	(1)	(5,051)	—	—	(5,052)
Restricted stock activity	240,899	2	(2)	—	—	—
Stock-based compensation expense	—	—	15,572	—	—	15,572
Issuance of common stock	16,173	—	1,080	—	—	1,080
Repurchases of common stock	(5,426,900)	(54)	(281,488)	—	(172,591)	(454,133)
Cash dividends declared and paid	—	—	—	—	(27,697)	(27,697)
Comprehensive income	—	—	—	1,123	160,407	161,530
Balance at December 28, 2013	54,541,879	$545	$4,332	$(10,082)	$705,936	$700,731

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” and “its") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of December 28, 2013, the Company operated 476 Carter’s domestic stores, 181 OshKosh domestic stores, and 102 Canadian stores.

In the first quarter of 2013, the Company assumed control of retail operations in Japan, previously managed by a licensee. In the fourth quarter of 2013, the Company decided to exit those operations based on revised forecasts which do not meet the Company's investment objectives.

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

FISCAL YEAR

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. The accompanying audited consolidated financial statements reflect the Company's financial position as of December 28, 2013 and December 29, 2012 and results of operations for the fiscal years ended December 28, 2013 (also referred to as fiscal 2013), December 29, 2012 (fiscal 2012), and December 31, 2011 (fiscal 2011), each of which comprised 52 weeks.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Translation adjustments

The functional currency of substantially all of the Company's foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within the accompanying audited consolidated balance sheet.

Transaction adjustments

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses include the mark-to-market adjustment related to open foreign currency exchange contracts, amounts realized on the settlement of foreign currency exchange contracts, and intercompany loans with foreign subsidiaries that are of a short-term investment nature. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of other expense (income), net, within the audited consolidated statements of operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposit accounts, U.S. Treasury securities, and cash management funds invested in U.S. government instruments. These investments are stated at cost, which approximates fair value.

ACCOUNTS RECEIVABLE
The components of accounts receivable, net, as of December 28, 2013 and December 29, 2012 are as follows:

(dollars in thousands)	December 28, 2013	December 29, 2012
Trade receivables	$169,862	$159,586
Royalties receivable	9,260	11,020
Tenant allowances and other receivables	24,197	5,028
Total gross receivables	$203,319	$175,634
Less:
Allowance for doubtful accounts	(9,308)	(7,188)
Sales returns reserve	(400)	(400)
Total reserves	$(9,708)	$(7,588)
Accounts receivable, net	$193,611	$168,046

Concentration of credit risk

In each of fiscal 2013, 2012, and 2011, no one customer accounted for 10% or more of the Company's consolidated net sales.

Approximately 75.2% of the Company's gross accounts receivable at December 28, 2013 and 78.2% at December 29, 2012 were from its ten largest wholesale customers. Of these customers, three had individual receivable balances in excess of 10% of gross accounts receivable at December 28, 2013, but none of these customers had receivable balances in excess of 13.6%. At December 29, 2012, four of the ten largest customers had individual receivable balances in excess of 10% of gross accounts receivable, but none of these customers had receivable balances in excess of 13.6%.

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

INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or market. The Company adjusts for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company also adjusts its inventory to reflect estimated shrinkage based on historical trends.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation or amortization and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements from 15 to 26 years, retail store fixtures, equipment, and computers from 3 to 10 years, and computer software from 3 to 7 years. Leasehold improvements and fixed assets purchased under capital leases, if any, are amortized over the lesser of the asset life or related lease term. The Company capitalizes the cost of its fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over 3 years.

VALUATION OF GOODWILL AND OTHER INTANGIBILE ASSETS

The Company's goodwill balance is comprised of amounts related to the acquisition of Carter's, Inc., and Bonnie Togs. The goodwill balances have indefinite useful lives and are not deductible for tax purposes. The Company's other intangible assets are comprised of tradenames and non-compete agreements. The tradenames are related to Carter's, OshKosh, Bonnie Togs, Carter's Watch the Wear, and H.W. Carter & Sons. The Carter's and OshKosh tradenames have indefinite useful lives. The Carter's Watch the Wear and H.W. Carter & Sons have definite lives and are being amortized on an accelerated basis over three years. The Bonnie Togs non-compete agreements for certain executives are being amortized over four years.

Annual impairment reviews

The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year.  Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of future cash flows, discount rates, and, in the case of tradenames, royalty rates. Based upon the Company's most recent assessment, performed as of December 28, 2013, there was no impairment in the value of goodwill or indefinite-lived tradename assets.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs associated with the Company's secured revolving credit facility and senior notes are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

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

The fair value of the Company’s total outstanding borrowings would have been disclosed as a Level 2 liability in the fair value hierarchy, had they been measured at fair value. The fair values are disclosed in the accompanying notes to the consolidated financial statements.

DERIVATIVE INSTRUMENTS

The Company is exposed to market risk resulting from changes in foreign currency rates and interest rates, and as a result, enters into derivative instruments for risk management purposes or to satisfy requirements under previous contractual arrangements. The Company does not use derivative instruments for trading or other speculative purposes.

When the Company enters into derivative instruments such instruments are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments is dependent upon whether the derivative has been designated as part of a hedging relationship and, further, is dependent upon the nature of the hedging relationship. The Company's foreign exchange contracts were not accounted for as hedges and therefore, any changes in the fair value of these contracts were recorded in foreign currency gain (loss) in the consolidated statements of operations.

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

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $3.9 million, $4.6 million, and $3.6 million for fiscal 2013, 2012, and 2011, respectively, as a component of selling, general, and administrative expenses on the accompanying audited

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated statements of operations, rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Retail store revenues are recognized at the point of sale. The Company reduces revenue for estimated customer returns and deductions.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead. Such costs are absorbed by the Company and are included in selling, general, and administrative expenses. These costs amounted to approximately $59.1 million, $52.2 million, and $46.6 million for fiscal 2013, 2012, and 2011, respectively.

With respect to the freight component of the Company's shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that the Company arranges and pays the freight for these customers and bills them for this service, such amounts billed are included in revenue and the related cost is charged to cost of goods sold. In addition, shipping and handling costs billed to the Company's eCommerce customers are included in revenue and the related cost is charged to cost of goods sold. The Company billed customers approximately $12.1 million, $9.3 million, and $5.3 million for fiscal years 2013, 2012, and 2011, respectively.

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

Dividend yield - The Company estimates a dividend yield based on the current dividend amount as a percentage of the current stock price. An increase in the dividend yield will decrease stock-based compensation expense.

Forfeitures - The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.

Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation expense and the related amount recognized in the audited consolidated statements of operations.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Awards

The fair value of stock granted to non-management board members is determined based on the quoted closing price of the Company's common stock on the date of grant. The Company records the stock-based compensation expense immediately as there are no vesting terms.

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

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid in cash approximated $3.8 million, $6.0 million, and $7.0 million for fiscal years 2013, 2012, and 2011, respectively. Income taxes paid in cash approximated $83.3 million, $97.4 million, and $61.6 million for the fiscal years 2013, 2012, and 2011, respectively.

EARNINGS PER SHARE

The Company calculates basic and diluted net income per common share under the two-class method for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

Basic net income per share is calculated by dividing net income for the period by the weighted-average common shares outstanding for the period. Diluted net income per share includes the effect of dilutive instruments and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.

EMPLOYEE BENEFIT PLANS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FACILITY CLOSURE AND OFFICE CONSOLIDATION

The Company records severance costs when the appropriate notifications have been made to affected employees or when the decision is made, if the benefits are contractual. When employees are required to work for a period before termination, the severance costs are recognized over the required service period. Relocation and recruitment costs are expensed as incurred. For operating leases, lease termination costs are recognized at fair value at the date the Company ceases to use the leased property and adjusted for the effects of deferred items recognized under the lease and reduced by estimated sub-lease rental income. Useful lives assigned to fixed assets at the facility to be closed are revised based on the specifics of the exit plan, resulting in accelerated depreciation expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued guidance finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires disclosure, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance was effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. In the first fiscal quarter of 2013, the Company adopted the guidance and determined that there were no significant amounts reclassified in the period that would require enhanced disclosure.

NOTE 3 – ACQUISITION OF BONNIE TOGS

On June 30, 2011, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. In accordance with the agreement, the sellers may be paid additional contingent consideration ranging from zero to CAD $35 million, if certain earnings targets for

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the period beginning July 1, 2011 and ending on June 27, 2015 are met. Sellers were entitled to receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets are met through June 2013 and June 2014, respectively. During fiscal 2013, the Company made a payment of approximately $14.7 million related to the contingent consideration liability based on the achievement of interim earnings targets through June 2013. Sellers may receive the remaining portion of CAD $25 million in 2014 if certain interim earnings targets are met through June 2014. None of the interim payments are recoverable by the Company in the event of any failure to meet overall targets.

CONTINGENT CONSIDERATION

The Company determines the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met. As of December 28, 2013, approximately $9.0 million of the contingent consideration liability is included in other current liabilities and the remainder is included in other long-term liabilities, on the accompanying audited consolidated balance sheet.

The following table summarizes the changes in the contingent consideration liability (dollars in thousands):

Balance at July 2, 2011	$24,346
Accretion expense	2,484
Foreign currency translation adjustment	(1,264)
Balance at December 31, 2011	$25,566
Accretion expense	3,589
Foreign currency translation adjustment	549
Balance at December 29, 2012	29,704
Payments made	(14,721)
Accretion expense	2,825
Foreign currency translation adjustment	(1,460)
Balance at December 28, 2013	$16,348

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

For the fiscal year ended
(dollars in thousands, except share data)	December 31, 2011
Pro forma net sales	$2,156,000
Pro forma net income	$121,000
Pro forma basic earnings per share	$2.09
Pro forma diluted earnings per share	$2.07

Excluded from the pro forma results shown above for the fiscal year ended December 31, 2011, was a pre-tax charge of $6.7 million related to the amortization of the step-up of acquired Bonnie Togs inventory to fair value.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consists of the following:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	December 28, 2013	December 29, 2012
Fixtures, equipment, and computers	$269,515	$194,073
Land, buildings, and improvements	207,376	132,089
Marketing fixtures	12,018	13,399
Construction in progress	46,954	17,806
	535,863	357,367
Accumulated depreciation and amortization	(227,978)	(187,257)
Total	$307,885	$170,110

Depreciation and amortization expense was approximately $54.7 million, $39.5 million, and $32.5 million for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

Balance Sheet Components

The Company’s goodwill and other intangible assets were as follows:

		December 28, 2013			December 29, 2012
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	$49,507	$—	$49,507	$53,179	$—	$53,179
Total goodwill		$186,077	$—	$186,077	$189,749	$—	$189,749

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Other tradenames (3)	3 years	$38,007	$13,588	$24,419	$—	$—	$—
Bonnie Togs tradename (2)	2 years	$562	$562	$—	$604	$453	$151
Total tradenames		$344,302	$14,150	$330,152	$306,337	$453	$305,884
Non-compete agreements (2)	4 years	$280	$174	$106	$301	$113	$188
Total tradenames and other intangibles, net		$344,582	$14,324	$330,258	$306,638	$566	$306,072

(1)	$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.

(2)	Relates to the international segment. The change in the gross amount of goodwill and other intangible assets reflect foreign currency translation adjustments for the applicable periods.

(3)	Relates to the acquisition of worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons brands in June 2013.

Amortization expense for intangible assets subject to amortization was approximately $13.8 million, $0.4 million, and $0.2 million for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. The estimated future amortization expense is approximately $16.4 million for fiscal 2014, $6.2 million for fiscal 2015, and $1.8 million for fiscal 2016.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustment	Post-retirement liability adjustment	Cumulative translation adjustment	Accumulated other comprehensive income (loss)
Balance at January 1, 2011	$(2,894)	$1,004	$—	$(1,890)
Current year change	(6,206)	(62)	(3,124)	(9,392)
Balance at December 31, 2011	(9,100)	942	(3,124)	(11,282)
Current year change	(1,163)	182	1,058	77
Balance at December 29, 2012	(10,263)	1,124	(2,066)	(11,205)
Current year change	6,238	371	(5,486)	1,123
Balance at December 28, 2013	$(4,025)	$1,495	$(7,552)	$(10,082)

As of December 28, 2013 and December 29, 2012, the cumulative pension liability adjustments are net of tax effect of $2.4 million and $6.0 million, respectively. As of December 28, 2013 and December 29, 2012, the post-retirement liability adjustments are net of tax effect of approximately $0.9 million and $0.7 million, respectively.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	December 28, 2013	December 29, 2012
Senior notes due 2021	$400,000	$—
Secured revolving credit facility	186,000	186,000
Total long-term debt	$586,000	$186,000

SENIOR NOTES
On August 12, 2013, the Company's 100% owned subsidiary, The William Carter Company ("TWCC") issued $400 million principal amount of senior notes (the “senior notes”) at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of December 28, 2013. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.0 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter's, Inc. and all guarantees are joint, several and unconditional.

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

Year	Percentage
2017	102.63%
2018	101.31%
2019 and thereafter	100.00%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, until August 15, 2016, TWCC may, at its option, redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 105.25% of the aggregate principal amount, plus accrued and unpaid interest, subject to certain terms, with the proceeds of certain equity offerings.

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

The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC's ability and the ability of certain of its subsidiaries to: (a) incur, assume or guarantee additional indebtedness; (b) issue disqualified stock and preferred stock; (c) pay dividends or make distributions or other restricted payments; (d) prepay, redeem or repurchase certain debt; (e) make loans and investments (including joint ventures); (f) incur liens; (g) create restrictions on the payment of dividends or other amounts from restricted subsidiaries that are not guarantors of the notes; (h) sell or otherwise dispose of assets, including capital stock of subsidiaries; (i) consolidate or merge with or into, or sell substantially all of TWCC's assets to, another person; (j) designate subsidiaries as unrestricted subsidiaries; and (k) enter into transactions with affiliates. Specific provisions restrict the ability of the Company's operating subsidiary, TWCC, from paying cash dividends to Carter’s, Inc. in excess of $100.0 million plus an additional amount that builds based on 50% of our consolidated net income on a cumulative basis beginning with the third fiscal quarter of 2013 and subject to certain conditions, unless TWCC and its consolidated subsidiaries meet a leverage ratio requirement under the indenture, which could restrict Carter’s, Inc. from paying cash dividends on our common stock. Additionally, the terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter's, Inc. is not subject to these covenants.

If TWCC fails to timely complete a required registered exchange offer by May 9, 2014, the Company will be required to pay additional interest on the senior notes.

SECURED REVOLVING CREDIT FACILITY
On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) secured revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. On December 22, 2011, the Company amended and restated the secured revolving credit facility to, among other things, provide a U.S. dollar secured revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency secured revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or its Canadian subsidiary, in U.S. dollars or Canadian dollars.

On August 31, 2012, the Company and lenders amended and restated the secured revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar secured revolving credit facility and a $35 million multicurrency secured revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, the Company recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, will be amortized over the new remaining term of the facility (five years). The secured revolving credit facility expires August 31, 2017.

During fiscal 2012, the Company repaid borrowings under its secured revolving credit facility in the amount of $50.0 million. As of December 28, 2013, the Company had approximately $186.0 million in borrowings under its secured revolving credit facility, exclusive of $9.5 million of outstanding letters of credit. Amounts outstanding under the secured revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of December 28, 2013, was 2.16%. As of December 28, 2013, there was approximately $179.5 million available for future borrowing.

Pricing Options
The secured revolving credit facility provides for different pricing options based on, among other things, the currency being borrowed and our leverage. Amounts outstanding under the secured revolving credit facility as of December 28, 2013 were accruing interest at a LIBOR rate plus 2.00%.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Covenants
The secured revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2016, 3.75:1.00 and (y) if such period ends after December 31, 2016, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.50:1.00.

Provisions in the secured credit facility currently restrict the ability of the Company's operating subsidiary, TWCC, from paying cash dividends to the parent company, Carter’s, Inc., in excess of $15.0 million unless TWCC and its consolidated subsidiaries meet certain leverage ratio and minimum availability requirements under the credit facility, which could restrict Carter’s, Inc. from paying cash dividends on our common stock.

As of December 28, 2013, the Company was in compliance with its financial debt covenants under the secured revolving credit facility.

NOTE 8 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, the Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of December 28, 2013, was approximately $267.2 million. The authorizations have no expiration date.

The Company did not repurchase any shares of its common stock during fiscal 2012 and 2011 pursuant to any share repurchase authorization.

During fiscal 2013, the Company repurchased shares on the open market and acquired shares under an accelerated stock repurchase program.

Open Market Purchases

During the fiscal year ended December 28, 2013, the Company repurchased and retired 816,402 shares with an average share price of $66.31 for an aggregate cost of $54.1 million, in open market transactions.
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

Under the Uncollared ASR Agreement, the Company paid $300 million from cash on hand to JPMorgan to repurchase outstanding shares of the Company's common stock. Under the Collared ASR Agreement, the Company paid $100 million from cash on hand to JPMorgan to repurchase outstanding shares of the Company's common stock. As of December 28, 2013, JPMorgan had delivered approximately 4.6 million shares to the Company with a fair market value, at trade date, of approximately $328.4 million. All shares received under the ASR Agreements were retired upon receipt.
As of December 28, 2013, the amount of additional shares that the Company would have received under the ASR agreements, if settled on that date, was approximately one million shares.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Both of the ASR agreements were settled in January 2014 and approximately one million shares were received with a fair market value, at trade date, of approximately $70.3 million. As of the date of settlement of the ASR agreements, the Company had received a total of approximately 5.6 million shares under the ASR program.

The specific number of shares that the Company ultimately repurchased was determined at the date of the settlement of the Agreements based, generally, on the daily volume-weighted average share price of the Company's common stock during the term of the Agreements, less an agreed discount. For shares repurchased under the Collared ASR Agreement, the amount of shares was subject to additional provisions that established a minimum and maximum number of repurchased shares. Such minimum and maximum share numbers were based, generally, on the daily volume-weighted average share price of the Company's common stock over the period during which JPMorgan established an initial hedge position.

The ASR agreements were treated as equity classified forward contracts indexed to the Company's own stock.

DIVIDENDS

In the second, third and fourth fiscal quarters of 2013, the Company's Board of Directors authorized quarterly cash dividends of $0.16 per share. The dividends were paid during the fiscal quarter in which they were declared. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company’s ability to pay future cash dividends on or make future repurchases of its common stock, as further described in the Long-Term Debt note.

NOTE 9 – STOCK-BASED COMPENSATION

Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.

At the Company's May 13, 2011 shareholders' meeting, the shareholders approved a proposal to amend the Plan to (i) increase the maximum number of shares of stock available under the existing Plan by 3,725,000 shares from 12,053,392 shares to 15,778,392 shares and (ii) eliminating the Company's ability to grant cash awards and provide tax gross-ups under the Plan. As of December 28, 2013, there are 2,597,512 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to Directors and those key employees selected by the Compensation Committee.

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

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Stock options	$4,728	$4,093	$3,546
Restricted stock:
Time-based awards	6,732	5,376	4,624
Performance-based awards	4,127	2,395	304
Stock awards	453	1,185	1,170
Total	$16,040	$13,049	$9,644

All of the cost was reflected as a component of selling, general, and administrative expenses.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCK OPTIONS

Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.

Changes in the Company's stock options for the fiscal year ended December 28, 2013 are as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 29, 2012	2,078,433	$26.14

Granted	350,800	$59.84
Exercised	(669,834)	$19.28
Forfeited	(80,791)	$37.71
Expired	(867)	$30.17
Outstanding, December 28, 2013	1,677,741	$35.37	6.91	$59,895

Vested and Expected to Vest, December 28, 2013	1,596,523	$34.83	6.87	$57,857
Exercisable, December 28, 2013	834,353	$25.22	5.60	$38,256

The intrinsic value of stock options exercised during the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 was approximately $30.0 million, $7.2 million, and $18.9 million, respectively. At December 28, 2013, there was approximately $8.5 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The table below presents the assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Expected volatility	33.15%	34.74%	34.98%
Risk-free interest rate	1.15%	1.37%	2.62%
Expected term (years)	6.0	5.9	6.7
Dividend yield	0.91%	—	—
Weighted average fair value of options granted	$20.21	$15.28	$11.85

RESTRICTED STOCK AWARDS

Restricted stock awards issued under the Plan vest based upon continued service or performance targets.

The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 28, 2013:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, December 29, 2012	766,929	$33.97
Granted	319,773	59.95
Vested	(237,355)	31.40
Forfeited	(63,158)	39.47
Outstanding, December 28, 2013	786,189	$44.87

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Time-based Restricted Stock Awards

Restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period. At December 28, 2013, there was approximately $12.7 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Performance-based Restricted Stock Awards

During the fiscal year ended December 31, 2011, the Company granted its Chief Executive Officer 80,000 performance-based restricted shares at a fair market value of $28.39 per share. Vesting of the shares is contingent upon meeting specific performance targets through fiscal 2014. Currently, the Company believes these targets will be achieved and has recorded compensation expense based on the proration of the total ultimate expected value of the award.

During the fiscal year ended December 29, 2012, the Company granted its executive officers 152,000 performance-based restricted shares at a fair market value of $42.61 per share. Vesting of these shares is contingent upon meeting specific performance targets through fiscal 2014. Currently, the Company believes that these targets will be achieved and has recorded compensation expense based on the pro ration of the total ultimate expected value of the award.

During the fiscal year ended December 28, 2013, the Company granted its executive officers 118,200 performance-based restricted shares at a fair market value of $59.27 per share. Vesting of these shares is also contingent upon meeting specific performance targets through 2015. Currently, the Company believes that these targets will be achieved and has recorded compensation expense based on the pro ration of the total ultimate expected value of the award.

At December 28, 2013, there was approximately $8.3 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Awards

During fiscal 2011, 2012, and 2013, the Company issued shares of common stock to its non-management board members, as follows:

	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2011	38,520	$30.38	$1,170
2012	21,708	$49.76	$1,080
2013	16,173	$66.79	$1,080
The Company received no proceeds from the issuance of these shares.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan, a deferred compensation plan, and two defined benefit plans. The two defined benefit plans include: the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

Funded Status

The retirement benefits under the OshKosh B'Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$59,331	$53,928
Interest cost	2,335	2,388
Actuarial (gain) loss	(6,490)	4,503
Benefits paid	(1,790)	(1,488)
Projected benefit obligation at end of year	$53,386	$59,331

Change in plan assets:
Fair value of plan assets at beginning of year	$45,774	$42,470
Actual return on plan assets	5,634	4,792
Benefits paid	(1,790)	(1,488)
Fair value of plan assets at end of year	$49,618	$45,774

Unfunded status	$3,768	$13,557

The unfunded status is included in other long-term liabilities in the accompanying audited consolidated balance sheets for both fiscal 2013 and 2012. The Company does not expect to make any contributions to the OshKosh defined benefit plan during fiscal 2014 as the plan's funding exceeds the minimum funding requirements. The accumulated benefit obligation is equal to the projected benefit obligation as of December 28, 2013 and December 29, 2012 because the plan is frozen.

Net Periodic Pension (Benefit) Cost

The net periodic pension cost (benefit) included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Interest cost	$2,335	$2,388	$2,454
Expected return on plan assets	(3,058)	(2,852)	(3,112)
Recognized actuarial loss	831	710	1
Net periodic pension cost (benefit)	$108	$246	$(657)

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2013	2012
Discount rate	4.75%	4.0%

Net periodic pension cost	2013	2012	2011
Discount rate	4.0%	4.5%	5.5%
Expected long-term rate of return on assets	7.0%	7.0%	7.5%

The discount rates used at December 28, 2013, December 29, 2012, and December 31, 2011, were determined with consideration given to Citigroup Pension Discount and Liability index and the Barclay Capital Aggregate Bond index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.0 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years;

(dollars in thousands)
Fiscal Year
2014	$2,010
2015	$1,780
2016	$1,890
2017	$2,330
2018	$2,170
2019-2023	$13,850
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

The fair value of the Company's pension plan assets at December 28, 2013 and December 29, 2012 by asset category were as follows:

	December 28, 2013			December 29, 2012

(dollars in thousands) Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$117	$—	$117	$104	$—	$104
Equity Securities:
U.S. Large-Cap blend (a)	11,250	5,623	5,627	10,574	5,292	5,282
U.S. Large-Cap growth	5,630	5,630	—	5,284	5,284	—
U.S. Mid-Cap growth	3,473	—	3,473	2,446	—	2,446
U.S. Small-Cap blend	1,486	1,486	—	2,456	2,456	—
International blend	1,486	1,486	—	2,283	2,283	—
Fixed income securities:
Corporate bonds (b)	21,257	21,257	—	18,761	18,761	—
Real estate (c)	4,919	4,919	—	3,866	3,866	—
	$49,618	$40,401	$9,217	$45,774	$37,942	$7,832
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

Accumulated Post-Retirement Benefit Obligation

The following is a reconciliation of the accumulated post-retirement benefit obligation (“APBO”) under this plan:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012
APBO at beginning of period	$6,876	$7,335
Service cost	161	135
Interest cost	231	282
Actuarial gain	(716)	(372)
Plan participants' contribution	19	23
Benefits paid	(563)	(527)
Curtailment gain	(278)	—
APBO at end of period	$5,730	$6,876

Approximately $5.1 million and $6.2 million of the APBO at the end of the period is included in other long term liabilities in the accompanying audited consolidated balance sheets for fiscal 2013 and 2012, respectively.

Net Periodic Post-Retirement Benefit (Income) Cost

The components of post-retirement benefit expense charged to the statement of operations are as follows:

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012	December 31, 2011

Service cost – benefits attributed to service during the period	$161	$135	$130
Interest cost on accumulated post-retirement benefit obligation	231	282	390
Amortization net actuarial gain	(135)	(84)	(49)
Curtailment gain	(278)	—	—
Total net periodic post-retirement benefit (income) cost	$(21)	$333	$471

Curtailment

In fiscal 2013, a curtailment gain was recognized as a result of the Company's facility closures, which decreased the number of employees eligible for retiree medical benefits.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

	2013	2012
Benefit obligation
Discount rate	4.25%	3.5%

	2013	2012	2011
Net periodic pension cost
Discount rate	3.5%	4.0%	5.5%

The discount rates used at December 28, 2013, December 29, 2012 and December 31, 2011, were determined with primary consideration given to the Citigroup Pension Discount and Liability index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.

The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's contribution for these post-retirement benefit obligations was $0.5 million, $0.5 million, and $0.6 million in fiscal 2013, 2012, and 2011, respectively. The Company expects that its contribution and benefit payments for post-retirement benefit obligations each year from fiscal 2014 through fiscal 2018 will be approximately $0.5 million. For the six years subsequent to fiscal 2018, the aggregate contributions and benefit payments for post-retirement benefit obligations will be approximately $1.9 million. The Company does not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan allowing salary and incentive compensation deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity, debt, and real estate mutual funds. Beginning in fiscal 2012, the Company invests comparable amounts in marketable securities to mitigate the risk associated with the investment return on the employee deferrals.

DEFINED CONTRIBUTION PLAN

The Company also sponsors a defined contribution savings plan within the United States. This plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served. The plan provides for a discretionary employer match. The Company's expense for the defined contribution savings plan totaled approximately $8.5 million, $6.3 million, and $4.5 million for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

NOTE 11 – INCOME TAXES

PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Current tax provision:
Federal	$71,696	$87,070	$48,141
State	8,486	8,905	4,550
Foreign	8,280	7,917	5,053
Total current provision	$88,462	$103,892	$57,744

Deferred tax provision (benefit):
Federal	$1,412	$(7,815)	$10,511
State	(942)	(846)	309
Foreign	126	(990)	(1,692)
Total deferred provision	596	(9,651)	9,128
Total provision	$89,058	$94,241	$66,872

The foreign portion of the tax position relates to Canadian and Hong Kong income taxes on the Company's international operations, subsequent to the Acquisition, and foreign tax withholdings related to the Company's foreign royalty income. An immaterial deferred tax asset related to initial Japan operations has been fully offset with a valuation allowance, and does not impact the fiscal 2013 or 2012 tax provision or effective tax rate. The components of income before income taxes are as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$223,907	$239,159	$174,627
Foreign	25,558	16,232	6,261
Total	$249,465	$255,391	$180,888

EFFECTIVE RATE RECONCILIATION

The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	December 28, 2013	December 29, 2012	December 31, 2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.5%	2.6%
Impact of foreign operations	(1.4)%	(0.7)%	(0.3)%
Settlement of uncertain tax positions	(0.4)%	(0.5)%	(1.0)%
Acquisition expenses	—%	0.6%	0.7%
Total	35.7%	36.9%	37.0%

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  The Company’s subsidiaries also file income tax returns in Canada (including various Canadian provinces), Hong Kong, and Japan. The Internal Revenue Service initiated an income tax audit for fiscal 2011 during late 2013, and completed its income tax audit for fiscal 2009 during fiscal 2011. The federal statute of limitations for fiscal 2008 closed during the third quarter of fiscal 2012. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2009.

DEFERRED TAXES

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 28, 2013	December 29, 2012
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$4,783	$4,036
Inventory	12,378	8,974
Accrued liabilities	14,829	16,361
Equity-based compensation	9,001	8,795
Deferred employee benefits	5,111	8,626
Deferred rent	31,855	15,543
Other	5,050	5,333
Total deferred tax assets	$83,007	$67,668
Deferred tax liabilities:
Depreciation	$(54,809)	$(29,141)
Tradename and licensing agreements	(108,155)	(114,140)
Other	(4,164)	(3,053)
Total deferred tax liabilities	$(167,128)	$(146,334)

The net deferred tax liability is classified on the accompanying audited consolidated balance sheets as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	December 28, 2013	December 29, 2012
	Assets (Liabilities)
Current net deferred tax asset	$37,313	$35,675
Non-current net deferred tax liability	(121,434)	(114,341)
Total deferred tax liability	$(84,121)	$(78,666)

The Company has not provided deferred taxes on undistributed earnings from its Canadian subsidiary, as the Company anticipates that these earnings will be reinvested indefinitely. Undistributed earnings from the Company's Canadian subsidiary at December 28, 2013, amounted to approximately $44.2 million.  These earnings have been reinvested in Canadian operations and the Company does not currently plan to initiate any action that would result in these earnings being repatriated to the U.S. Because of the availability of foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. As of December 28, 2013, the Company has not yet generated any material earnings from its Hong Kong or Japanese subsidiaries.

UNCERTAIN TAX POSITIONS

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at January 1, 2011	$8,681
Additions based on tax positions related to fiscal 2011	2,100
Reductions for prior year tax positions	—
Reductions for lapse of statute of limitations	(1,727)
Reductions for prior year tax settlements	(709)
Balance at December 31, 2011	$8,345
Additions based on tax positions related to fiscal 2012	2,384
Additions for prior year tax positions	1,020
Reductions for lapse of statute of limitations	(1,831)
Reductions for prior year tax settlements	(155)
Balance at December 29, 2012	$9,763
Additions based on tax positions related to fiscal 2013	3,200
Reductions for prior year tax positions	(375)
Reductions for lapse of statute of limitations	(1,029)
Reductions for prior year tax settlements	(377)
Balance at December 28, 2013	$11,182

As of December 28, 2013, the Company had gross unrecognized tax benefits of approximately $11.2 million, of which $8.0 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.9 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2014 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2013, 2012, and 2011, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.8 million and $0.7 million of interest accrued on uncertain tax positions as of December 28, 2013 and December 29, 2012, respectively.

NOTE 12 – EARNINGS PER SHARE

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	56,931,216	58,217,503	57,513,748
Dilutive effect of equity awards	590,951	851,684	701,169
Diluted number of common and common equivalent shares outstanding	57,522,167	59,069,187	58,214,917

Earnings per share:
(dollars in thousands, except per share data)

Basic net income per common share:
Net income	$160,407	$161,150	$114,016
Income allocated to participating securities	(2,144)	(2,095)	(1,211)
Net income available to common shareholders	$158,263	$159,055	$112,805

Basic net income per common share	$2.78	$2.73	$1.96

Diluted net income per common share:
Net income	$160,407	$161,150	$114,016
Income allocated to participating securities	(2,126)	(2,072)	(1,199)
Net income available to common shareholders	$158,281	$159,078	$112,817

Diluted net income per common share	$2.75	$2.69	$1.94

Anti-dilutive shares excluded from dilutive earnings per share calculations (1)	355,900	613,000	935,000
(1) The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.

In connection with the ASR Agreements discussed in the common stock footnote, the Company received a total of approximately 4.6 million shares as of December 28, 2013. The shares were retired upon receipt and, accordingly, reduced the Company's weighted average shares outstanding for purposes of the calculation of earnings per share.
The Company evaluated the ASR Agreements for their potential dilution of earnings per share and has determined that, based on calculations under the ASR Agreements, as of December 28, 2013, it would not be required to deliver additional shares to JPMorgan. Further, based on the volume-weighted average price calculated as of December 28, 2013, the Company would have received approximately one million shares had the ASR Agreements been settled on that date. The Company has determined that these shares would have had an anti-dilutive effect and has excluded these shares from the diluted earnings per share calculation for the fiscal year ended December 28, 2013.
Both of the ASR agreements were settled in January 2014 and approximately one million shares were received. As of the date of settlement of the ASR agreements, the Company had received a total of approximately 5.6 million shares under the ASR program.

NOTE 13 – SEGMENT INFORMATION

The Company reports segment information based upon a “management approach.” The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The table below presents certain segment information for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	% of Total	December 29, 2012	% of Total	December 31, 2011	% of Total
Net sales:
Carter’s Wholesale	$1,035,420	39.2%	$981,445	41.2%	$939,115	44.5%
Carter’s Retail (a)	954,160	36.2%	818,909	34.4%	671,590	31.8%
Total Carter’s	1,989,580	75.4%	1,800,354	75.6%	1,610,705	76.3%
OshKosh Retail (a)	289,311	11.0%	283,343	11.9%	280,900	13.3%
OshKosh Wholesale	74,564	2.8%	79,752	3.3%	81,888	3.9%
Total OshKosh	363,875	13.8%	363,095	15.2%	362,788	17.2%
International (b)	285,256	10.8%	218,285	9.2%	136,241	6.5%
Total net sales	$2,638,711	100.0%	$2,381,734	100.0%	$2,109,734	100.0%
Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Wholesale	$185,501	17.9%	$172,673	17.6%	$117,897	12.6%
Carter’s Retail (a)	181,169	19.0%	145,940	17.8%	105,818	15.8%
Total Carter’s	366,670	18.4%	318,613	17.7%	223,715	13.9%
OshKosh Retail (a)	(1,433)	(0.5)%	(7,752)	(2.7)%	(9,658)	(3.4)%
OshKosh Wholesale	9,796	13.1%	4,086	5.1%	822	1.0%
Total OshKosh	8,363	2.3%	(3,666)	(1.0)%	(8,836)	(2.4)%
International (b) (c)	40,641	14.2%	43,376	19.9%	27,273	20.0%
Total segment operating income	415,674	15.8%	358,323	15.0%	242,152	11.5%
Corporate expenses (d) (e) (f)	(151,523)	(5.7)%	(96,337)	(4.0)%	(54,686)	(2.6)%
Total operating income	$264,151	10.0%	$261,986	11.0%	$187,466	8.9%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes a charge of $6.7 million for the fiscal year ended December 31, 2011 related to the amortization of the fair value step-up for Bonnie Togs inventory acquired. Includes charges of $2.8 million and $3.6 million for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, associated with the revaluation of the Company’s contingent consideration. Includes a charge of $4.1 million for the fiscal year ended December 28, 2013, related to the Company's exit from retail operations in Japan.

(d)
Corporate expenses generally include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)	Includes $3.0 million of professional service fees associated with the acquisition of Bonnie Togs during the fiscal year ended December 31, 2011.
(f) Includes the following charges:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in millions)	December 28, 2013	December 29, 2012
Office consolidation costs	$33.3	$6.4
Amortization of H.W. Carter and Sons tradenames	$13.6	$—
Closure of distribution facility in Hogansville, GA	$1.9	$3.1

ADDITIONAL DATA BY SEGMENT

Inventory

The table below represents inventory, net, by segment:

	For the fiscal years ended
(dollars in thousands)	December 28, 2013	December 29, 2012
Carter's Wholesale	$232,419	$191,988
Carter's Retail	79,451	67,167
OshKosh Retail	28,690	23,914
OshKosh Wholesale	30,977	30,185
International	46,217	36,276
Total	$417,754	$349,530

Wholesale inventories include inventory produced and warehoused for the retail segment.

GEOGRAPHICAL DATA

Revenue

The Company's international sales principally represent sales to customers in Canada. Such sales were 65.4% and 68.8% of total international sales in fiscal 2013 and 2012.

Long-Lived Assets

The following represents property, plant, and equipment, net, by geographic area:

(dollars in thousands)	December 28, 2013	December 29, 2012
United States	$282,517	$149,357
International	25,368	20,753
Total	$307,885	$170,110

Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 91.8% and 94.0% of total international long-lived assets at the end of fiscal 2013 and 2012.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	December 28, 2013			December 29, 2012
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments	$5.4	$—	$—	$3.2	$—	$—

Liabilities
Contingent consideration	$—	$—	$16.3	$—	$—	$29.7

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVESTMENTS

Beginning in fiscal 2012, the Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities purchased are included in other assets on the accompanying audited consolidated balance sheet. During fiscal 2013, gain on the mark to market of marketable securities was $0.5 million.

The fair value of the Company's pension plan assets at December 28, 2013 and December 29, 2012, by asset category, are disclosed in the employee benefit plans footnote to the consolidated financial statements.

CONTINGENT CONSIDERATION

The following summarizes the significant unobservable inputs for the Company's Level 3 fair value measurements at December 28, 2013:

(dollars in millions)	Fair Value (USD)	Valuation technique	Unobservable inputs	Amount (CAD)
Contingent consideration	$16.3	Discounted cash flow	Estimated contingent consideration payment	C$	20
			Discount rate	18%
			Probability assumption	100%

BORROWINGS

As of December 28, 2013, the Level 2 fair value of the Company's $186.0 million in borrowings under its secured revolving credit facility approximated carrying value. The Level 2 fair value of the Company's $400.0 million in senior notes outstanding was approximately $407.0 million.

NOTE 15 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	December 28, 2013	December 29, 2012
Accrued bonuses and incentive compensation	$19,579	$30,541
Contingent consideration	8,964	14,442
Accrued workers' compensation	7,236	5,446
Accrued sales and use taxes	8,486	5,402
Accrued salaries and wages	7,609	5,517
Accrued gift certificates	7,899	6,011
Accrued 401(k) contributions	8,775	6,200
Accrued closure costs	10,656	4,251
Other current liabilities	25,925	16,800
Total	$105,129	$94,610

Other long-term liabilities consisted of the following:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	December 28, 2013	December 29, 2012
Deferred lease incentives	$68,876	$29,913
Accrued rent	31,821	20,485
Contingent consideration	7,384	15,262
OshKosh pension plan	3,768	13,557
Unrecognized tax benefits	11,947	10,479
Post-retirement medical plan	5,055	6,201
Deferred compensation	6,225	3,996
Other	104	161
Total	$135,180	$100,054

NOTE 16 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

On March 14, 2012, the Company announced to affected employees its plan to close the Hogansville facility, consistent with the Company's strategy to strengthen its distribution capabilities and open a new, larger multi-channel distribution facility in Braselton, Georgia. Approximately 210 employees were affected by the closure.

In conjunction with the plan to close the Hogansville distribution facility, the Company recorded expense of approximately $1.9 million and $3.1 million in closing-related costs during the fiscal year ended December 28, 2013 and December 29, 2012, respectively.

The total amount of charges was included in selling, general, and administrative expenses and consisted of the following components:

	For the fiscal years ended
(dollars in millions)	December 28, 2013	December 29, 2012
Severance	$0.4	$2.0
Accelerated depreciation	$0.7	$0.9
Other closure costs	$0.8	$0.2
Total	$1.9	$3.1

The following table summarizes restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying audited consolidated balance sheet:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	2,039	—	2,039
Provision	382	781	1,163
Payments	(1,225)	(645)	(1,870)
Balance at December 28, 2013	$1,196	$136	$1,332

Payments under the accruals as of December 28, 2013, are expected to be paid in the first quarter of fiscal 2014.

OFFICE CONSOLIDATION

On October 11, 2012, the Company announced plans to consolidate its retail and financial operations currently managed in its Shelton, Connecticut facility with the Company's Atlanta, Georgia-based operations. Approximately 175 employees were affected by this closure.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the plan to consolidate into a new headquarters facility in Atlanta, Georgia, the Company recorded approximately $33.3 million and $6.4 million in closing-related costs in the fiscal year ended December 28, 2013 and December 29, 2012, respectively.

The total amount of charges was included in selling, general, and administrative expenses and consisted of the following:

	For the fiscal years ended
(dollars in millions)	December 28, 2013	December 29, 2012
Severance and other benefits	4.8	$2.2
Accelerated depreciation	$4.0	$1.1
Other closure costs	24.5	$3.1
Total	$33.3	$6.4

The following table summarizes restructuring reserves related to the office consolidation which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 28, 2013:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 29, 2012	2,212	—	2,212
Provision	4,840	24,545	29,385
Payments	(2,351)	(22,822)	(25,173)
Balance at December 28, 2013	4,701	1,723	6,424

The Company has substantially completed its consolidation efforts as of December 28, 2013, and the accrual is expected to be paid in the first half of fiscal 2014. The Company expects to incur approximately $5.0 million in additional costs in fiscal 2014.

JAPAN RETAIL OPERATIONS

In the first quarter of 2013, we assumed control of retail operations in Japan, previously managed by a licensee.  In fiscal 2013, our retail operations in Japan generated sales of approximately $15.9 million and an operating loss of $11.3 million, which includes exit costs of approximately $4.1 million.  In the fourth quarter of 2013, we decided to exit those operations based on revised forecasts which do not meet our investment objectives.

The Company recorded approximately $4.1 million in exit costs, of which $3.0 million is included in selling, general, and administrative expenses. The amount charged to SG&A consisted of approximately $2.0 million in lease related charges, $0.9 million of employee severance and other benefit costs, and $0.1 million of accelerated depreciation. The remaining $1.1 million related to inventory write-offs, recorded in cost of goods sold. The accrual for exit costs was approximately $2.9 million as of December 28, 2013 and is included in other current liabilities on the accompanying audited consolidated balance sheet. The Company expects to incur approximately $6.0 million of additional costs in fiscal 2014.

NOTE 17 – LEASE COMMITMENTS

As of December 28, 2013, all of the Company's leases are classified as operating leases.

Rent expense under operating leases was approximately $117.3 million, $99.3 million, and $83.1 million for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Minimum annual rental commitments under current noncancellable operating leases, as of December 28, 2013, substantially all of which relate to property, were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)
Fiscal Year	Total noncancellable leases
2014	$104,517
2015	100,617
2016	91,417
2017	86,007
2018	81,257
Thereafter	302,405
Total	$766,220

Amounts related to property include leases on retail stores as well as various corporate offices, distribution facilities, and other premises. At December 28, 2013, the Company operated 657 leased retail stores across the United States, having an average size of approximately 4,400 square feet. In addition, the Company operates 102 leased retail stores in Canada, having an average size of approximately 5,500 square feet. The majority of the Company's lease terms range between 5 to 10 years.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

The Company's contractual obligations and commitments also include obligations associated with facility closures and employee severance agreements, operating leases, the secured revolving credit agreement, senior notes, and employee benefit plans, as disclosed elsewhere in the notes to the consolidated financial statements.

NOTE 19 – VALUATION AND QUALIFYING ACCOUNTS
Information regarding accounts receivable is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Total
Balance, January 1, 2011	$2,851	$400	$3,251
Additions, charged to expense	7,227	1,121	8,348
Charges to reserve	(5,458)	(1,121)	(6,579)
Balance, December 31, 2011	$4,620	$400	$5,020
Additions, charged to expense	8,251	954	9,205
Charges to reserve	(5,683)	(954)	(6,637)
Balance, December 29, 2012	$7,188	$400	$7,588
Additions, charged to expense	10,245	1,110	11,355
Charges to reserve	(8,125)	(1,110)	(9,235)
Balance, December 28, 2013	$9,308	$400	$9,708

NOTE 20 – UNAUDITED QUARTERLY FINANCIAL DATA

The unaudited summarized financial data by quarter for the fiscal years ended December 28, 2013 and December 29, 2012 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2013:
Net sales	$591,009	$517,874	$760,173	$769,655
Gross profit	243,062	220,245	309,649	322,423
Selling, general, and administrative expenses	185,361	195,014	229,264	258,841
Royalty income	(9,242)	(7,507)	(10,691)	(9,812)
Operating income	66,943	32,738	91,076	73,394
Net income	41,415	19,673	56,571	42,748
Basic net income per common share	0.70	0.33	0.98	0.78
Diluted net income per common share	0.69	0.33	0.97	0.78

2012:
Net sales	$551,662	$472,162	$668,657	$689,253
Gross profit	194,739	183,243	270,077	289,889
Selling, general, and administrative expenses	149,705	156,290	185,167	222,049
Royalty income	(8,766)	(7,474)	(10,482)	(10,527)
Operating income	53,800	34,427	95,392	78,367
Net income	32,275	20,805	59,378	48,692
Basic net income per common share	0.55	0.35	1.01	0.82
Diluted net income per common share	0.54	0.35	0.99	0.81

NOTE 21 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of TWCC (the “Issuer”), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the “Parent”), and by each of the Company’s current domestic subsidiaries, and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s senior secured revolving credit facility or certain other debt of the Company or the subsidiary guarantors.
The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries as of December 28, 2013 and December 29, 2012 and for fiscal 2013, 2012 and 2011, as presented below has been prepared from the books and records maintained by the Company. The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive income, and cash flows, had the Parent, Issuer, guarantor or non-guarantor subsidiaries operated as independent entities.
Intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Company has accounted for investments in subsidiaries under the equity method. The guarantor subsidiaries are 100% owned directly or indirectly by the Parent and all guarantees are joint, several and unconditional.

CARTER’S, INC.

Condensed Consolidating Balance Sheets

As of December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$278,260	$—	$8,286	$—	$286,546
Accounts receivable, net	—	163,264	20,365	9,982	—	193,611
Intercompany receivable	—	62,802	104,123	12,385	(179,310)	—
Finished goods inventories, net	—	221,462	181,889	46,217	(31,814)	417,754
Prepaid expenses and other current assets	—	18,475	11,878	4,804	—	35,157
Deferred income taxes	—	20,594	15,893	826	—	37,313
Total current assets	—	764,857	334,148	82,500	(211,124)	970,381
Property, plant, and equipment, net	—	148,671	133,846	25,368	—	307,885
Goodwill	—	136,570	—	49,507	—	186,077
Tradenames and other intangibles, net	—	244,653	85,500	105	—	330,258
Deferred debt issuance costs, net	—	8,088	—	—	—	8,088
Other assets	—	9,743	52	—	—	9,795
Intercompany long term receivable	—	—	263,183	—	(263,183)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	700,731	547,186	1,262	—	(1,249,179)	—
Total assets	$700,731	$1,959,768	$817,991	$157,480	$(1,823,486)	$1,812,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$108,851	$40,825	$14,334	$—	$164,010
Intercompany payables	—	100,804	70,857	7,649	(179,310)	—
Other current liabilities	—	29,037	57,610	18,482		105,129
Total current liabilities	—	238,692	169,292	40,465	(179,310)	269,139
Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	77,798	43,636	—	—	121,434
Intercompany long term liability	—	263,183	—	—	(263,183)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	61,550	55,175	18,455	—	135,180
Stockholders' equity (deficit)	700,731	732,545	449,888	98,560	(1,280,993)	700,731
Total liabilities and stockholders’ equity	$700,731	$1,959,768	$817,991	$157,480	$(1,823,486)	$1,812,484

As of December 29, 2012
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$351,858	$6,940	$23,438	$—	$382,236
Accounts receivable, net	—	145,457	18,459	4,130	—	168,046
Intercompany receivable		49,223	52,099	1	(101,323)	—
Finished goods inventories, net	—	188,237	170,895	26,540	(36,142)	349,530
Prepaid expenses and other current assets	—	9,051	10,183	2,982	—	22,216
Deferred income taxes	—	20,932	13,787	956	—	35,675
Total current assets	—	764,758	272,363	58,047	(137,465)	957,703
Property, plant, and equipment, net	—	50,605	98,753	20,752	—	170,110
Goodwill	—	136,570	—	53,179	—	189,749
Tradenames and other intangibles, net	—	220,233	85,500	339	—	306,072
Deferred debt issuance costs, net	—	2,878	—	—	—	2,878
Other assets	—	3,523	74	—	—	3,597
Intercompany long term receivable	—	—	184,804	—	(184,804)	—
Investment in subsidiaries	985,479	489,370	488	—	(1,475,337)	—
Total assets	$985,479	$1,667,937	$641,982	$132,317	$(1,797,606)	$1,630,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$109,981	$33,333	$6,311	$—	$149,625
Intercompany payables	—	47,319	47,719	6,285	(101,323)	—
Other current liabilities	—	16,880	59,942	17,788	—	94,610
Total current liabilities	—	174,180	140,994	30,384	(101,323)	244,235
Long-term debt	—	186,000	—	—	—	186,000
Deferred income taxes	—	78,385	35,956	—	—	114,341
Intercompany long term liabilities	—	184,804	—	—	(184,804)	—
Other long-term liabilities	—	22,947	52,648	24,459	—	100,054
Stockholders' equity	985,479	1,021,621	412,384	77,474	(1,511,479)	985,479
Total liabilities and stockholders’ equity	$985,479	$1,667,937	$641,982	$132,317	$(1,797,606)	$1,630,109

CARTER’S, INC.

Condensed Consolidating Statements of Operations

For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,637,361	$1,397,540	$220,438	$(616,628)	$2,638,711
Cost of goods sold	—	1,170,073	819,798	112,503	(559,042)	1,543,332
Gross profit	—	467,288	577,742	107,935	(57,586)	1,095,379
Selling, general, and administrative expenses	—	204,255	632,854	102,115	(70,744)	868,480
Royalty income	—	(28,174)	(17,909)	—	8,831	(37,252)
Operating income (loss)	—	291,207	(37,203)	5,820	4,327	264,151
Interest expense	—	13,374	598	63	(598)	13,437
Interest income	—	(1,100)	—	(167)	598	(669)
(Income) loss in subsidiaries	(160,407)	51,973	10,122	—	98,312	—
Other expense (income), net	—	(358)	403	1,873	—	1,918
Income (loss) before income taxes	160,407	227,318	(48,326)	4,051	(93,985)	249,465
Provision for income taxes	—	71,238	11,061	6,759	—	89,058
Net income (loss)	$160,407	$156,080	$(59,387)	$(2,708)	$(93,985)	$160,407

Condensed Consolidating Statements of Operations

For the year end December 29, 2012
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,482,066	$1,241,686	$150,494	$(492,512)	$2,381,734
Cost of goods sold	—	1,066,249	747,906	79,148	(449,517)	1,443,786
Gross profit	—	415,817	493,780	71,346	(42,995)	937,948
Selling, general, and administrative expenses	—	163,614	535,927	61,000	(47,330)	713,211
Royalty income	—	(25,460)	(18,118)		6,329	(37,249)
Operating income (loss)	—	277,663	(24,029)	10,346	(1,994)	261,986
Interest expense	—	6,749	—	121	(105)	6,765
Interest income	—	(230)	—	(109)	105	(234)
(Income) loss in subsidiaries	(161,150)	32,053	4,761	—	124,336	—
Other expense (income), net	—	64	145	(145)	—	64
Income (loss) before income taxes	161,150	239,027	(28,935)	10,479	(126,330)	255,391
Provision for income taxes	—	75,885	12,788	5,568	—	94,241
Net income (loss)	$161,150	$163,142	$(41,723)	$4,911	$(126,330)	$161,150

Condensed Consolidating Statements of Operations

For the year end December 31, 2011
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,402,589	$1,084,461	$76,571	$(453,887)	$2,109,734
Cost of goods sold	—	1,087,986	686,630	46,667	(403,827)	1,417,456
Gross profit	—	314,603	397,831	29,904	(50,060)	692,278
Selling, general, and administrative expenses	—	127,105	430,523	25,747	(41,289)	542,086
Royalty income	—	(22,808)	(17,403)	—	2,937	(37,274)
Operating income (loss)	—	210,306	(15,289)	4,157	(11,708)	187,466
Interest expense	—	7,548	—	165	(164)	7,549
Interest income	—	(525)	—	(25)	164	(386)
(Income) loss in subsidiaries	(114,016)	22,145	—	—	91,871	—
Other income, net	—	(224)	(11)	(350)	—	(585)
Income (loss) before income taxes	114,016	181,362	(15,278)	4,367	(103,579)	180,888
Provision for income taxes	—	55,638	8,854	2,380	—	66,872
Net income (loss)	$114,016	$125,724	$(24,132)	$1,987	$(103,579)	$114,016

Condensed Consolidating Statements of Comprehensive Income

For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$160,407	$156,080	$(59,387)	$(2,708)	$(93,985)	$160,407
Post-retirement benefit plans	6,609	371	6,238	—	(6,609)	6,609
Foreign currency translation adjustments	(5,486)	—	—	(5,486)	5,486	(5,486)
Comprehensive income (loss)	$161,530	$156,451	$(53,149)	$(8,194)	$(95,108)	$161,530

Condensed Consolidating Statements of Comprehensive Income

For the year end December 29, 2012
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$161,150	$163,142	$(41,723)	$4,911	$(126,330)	$161,150
Post-retirement benefit plans	(981)	182	(1,163)	—	981	(981)
Foreign currency translation adjustments	1,058	—	—	1,058	(1,058)	1,058
Comprehensive income (loss)	$161,227	$163,324	$(42,886)	$5,969	$(126,407)	$161,227

Condensed Consolidating Statements of Comprehensive Income

For the year end December 31, 2011
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$114,016	$125,724	$(24,132)	$1,987	$(103,579)	$114,016
Post-retirement benefit plans	(6,268)	(62)	(6,206)	—	6,268	(6,268)
Foreign currency translation adjustments	(3,124)	—	—	(3,124)	3,124	(3,124)
Comprehensive income (loss)	$104,624	$125,662	$(30,338)	$(1,137)	$(94,187)	$104,624

Condensed Consolidating Statements of Cash Flows

For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$125,482	$72,095	$12,119	$—	$209,696

Cash flows from investing activities:
Capital expenditures	—	(111,560)	(59,852)	(11,113)	—	(182,525)
Intercompany investing activity	473,988	26,693	(4,112)	(14,721)	(481,848)	—
Issuance of intercompany loan	—	(100,000)	—	—	100,000	—
Acquisition of tradenames	—	(38,007)	—	—	—	(38,007)
Net cash used in investing activities	473,988	(222,874)	(63,964)	(25,834)	(381,848)	(220,532)

Cash flows from financing activities:
Proceeds from senior notes	—	400,000	—	—	—	400,000
Intercompany financing activity	—	(361,424)	(119,183)	(1,241)	481,848	—
Proceeds from intercompany loan	—	—	100,000	—	(100,000)	—
Payment on debt issuance costs	—	(6,989)	—	—	—	(6,989)
Payment of contingent consideration	—	(14,721)	—	—	—	(14,721)
Dividends paid	(27,715)	—	—	—	—	(27,715)
Repurchase of common stock	(454,133)	—	—	—	—	(454,133)
Income tax benefit from stock-based compensation	—	6,928	4,112	—	—	11,040
Withholdings from vesting of restricted stock	(5,052)	—	—	—	—	(5,052)
Proceeds from exercise of stock options	12,912	—	—	—	—	12,912
Net cash (used in) provided by financing activities	(473,988)	23,794	(15,071)	(1,241)	381,848	(84,658)
Effect of exchange rate changes on cash	—	—	—	(196)	—	(196)
Net increase (decrease) in cash and cash equivalents	—	(73,598)	(6,940)	(15,152)	—	(95,690)
Cash and cash equivalents, beginning of period	—	351,858	6,940	23,438	—	382,236
Cash and cash equivalents, end of period	$—	$278,260	$—	$8,286	$—	$286,546

For the year end December 29, 2012
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$153,058	$107,433	$18,128	$—	$278,619

Cash flows from investing activities:
Capital expenditures	—	(24,072)	(50,337)	(8,989)	—	(83,398)
Intercompany investing activity	(2,839)	4,548	(4,528)	2,819	—	—
Receipts from collection of intercompany loan	—	4,766	—	—	(4,766)	—
Proceeds from sale of property, plant and equipment	—	—	—	6	—	6
Net cash used in investing activities	(2,839)	(14,758)	(54,865)	(6,164)	(4,766)	(83,392)

Cash flows from financing activities:
Intercompany financing activity	—	44,557	(47,620)	3,063	—	—
Repayment of intercompany loan	—	—	—	(4,766)	4,766	—
Borrowings under secured revolving credit facility	—	—	—	2,500	—	2,500
Payments on secured revolving credit facility	—	(50,000)	—	(2,500)	—	(52,500)
Payment on debt issuance costs	—	(1,916)	—	—	—	(1,916)
Income tax benefit from stock-based compensation	—	1,051	1,709	—	—	2,760
Withholdings from vesting of restricted stock	(2,846)	—	—	—	—	(2,846)
Proceeds from exercise of stock options	5,685	—	—	—	—	5,685
Net cash provided by (used in) financing activities	2,839	(6,308)	(45,911)	(1,703)	4,766	(46,317)
Effect of exchange rate changes on cash	—	—	—	(168)	—	(168)
Net increase in cash and cash equivalents	—	131,992	6,657	10,093	—	148,742
Cash and cash equivalents, beginning of period	—	219,866	283	13,345	—	233,494
Cash and cash equivalents, end of period	$—	$351,858	$6,940	$23,438	$—	$382,236

For the year end December 31, 2011
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$76,662	$(2,897)	$7,309	$—	$81,074

Cash flows from investing activities:
Capital expenditures	—	(10,808)	(32,680)	(2,007)	—	(45,495)
Intercompany investing activity	(4,605)	5,055	(450)	—	—	—
Issuance of intercompany loan	—	(4,766)	—	—	4,766	—
Acquisition of tradenames	—	(61,038)	—	(169)	—	(61,207)
Proceeds from sale of property, plant and equipment	—	10	—	—	—	10
Net cash used in investing activities	(4,605)	(71,547)	(33,130)	(2,176)	4,766	(106,692)

Cash flows from financing activities:
Proceeds from intercompany loan	—	—	—	4,766	(4,766)	—
Intercompany financing activity	—	(33,076)	29,855	3,221	—	—
Income tax benefit from stock-based compensation	—	6,450	450	—	—	6,900
Withholdings from vesting of restricted stock	(2,181)	—	—	—	—	(2,181)
Proceeds from exercise of stock options	6,786	—	—	—	—	6,786
Net cash provided by (used in) financing activities	4,605	(26,626)	30,305	7,987	(4,766)	11,505
Effect of exchange rate changes on cash	—	—	—	225	—	225
Net (decrease) increase in cash and cash equivalents	—	(21,511)	(5,722)	13,345	—	(13,888)
Cash and cash equivalents, beginning of period	—	241,377	6,005	—	—	247,382
Cash and cash equivalents, end of period	$—	$219,866	$283	$13,345	$—	$233,494

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 28, 2013.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 28, 2013.

The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. to be held on May 14, 2014. Carter's, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year end:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	1,677,741	$35.37	2,597,512
Equity compensation plans not approved by security holders	—	—	—
Total	1,677,741	$35.37	2,597,512

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.

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

10.6	Amended and Restated Equity Incentive Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on April 5, 2011.
10.7
Amended and Restated Stockholders Agreement dated as of August 15, 2001 among Carter's, Inc. and the stockholders of Carter's, Inc., as amended. Incorporated by reference to Carter's, Inc.'s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.

10.8	Amended and Restated Annual Incentive Compensation Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on April 5, 2011.
10.9	The William Carter Company Severance plan, dated as of March 1, 2009. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.
10.10	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.
10.11
Lease Agreement dated March 29, 2012 between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on April 27, 2012.

10.12
Lease Agreement dated December 14, 2012 between The William Carter Company and Phipps Tower Associates, LLC. & Lease Termination Agreement dated December 14, 2012 between The William Carter Company and John Hancock Life Insurance Company (U.S.A). Incorporated by reference to Carter's, Inc. Current Report on Form 8-K filed on December 14, 2012.

10.13
Amendment No. 1 to the Amended and Restated Severance Agreement between The William Carter Company and Brian Lynch, dated as of May 15, 2013. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on April 25, 2013.

10.14	Phipps Tower Lease - Second Amendment dated June 17, 2013 Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on July 26, 2013.
10.15	Master Confirmation—Uncollared Accelerated Share Repurchase dated August 29, 2013. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on October 24, 2013.
10.16	Master Confirmation—Collared Accelerated Share Repurchase dated August 29, 2013. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on October 24, 2013.
10.17	Amendment to Secured Revolving Credit Facility dated August 7, 2013. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on October 24, 2013.
21	Subsidiaries of Carter's, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER'S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 26, 2014
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 26, 2014
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 26, 2014
Amy Woods Brinkley

/s/ VANESSA J. CASTAGNA	Director	February 26, 2014
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director	February 26, 2014
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 26, 2014
Jevin S. Eagle

/s/ PAUL FULTON	Director	February 26, 2014
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director	February 26, 2014
William J. Montgoris

/s/ DAVID PULVER	Director	February 26, 2014
David Pulver

/s/ JOHN R. WELCH	Director	February 26, 2014
John R. Welch

/s/ THOMAS E. WHIDDON	Director	February 26, 2014
Thomas E. Whiddon