Form 10-Q
period 2014-03-29
CARTERS INC
filed 2014-04-28
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 18, 2014
Common stock, par value $0.01 per share	53,692,806

CARTER’S, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	March 29, 2014	December 28, 2013	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$277,236	$286,546	$397,563
Accounts receivable, net	205,166	193,611	178,360
Finished goods inventories, net	363,018	417,754	284,525
Prepaid expenses and other current assets	26,362	35,157	21,612
Deferred income taxes	37,343	37,313	31,708
Total current assets	909,125	970,381	913,768
Property, plant, and equipment, net	316,786	307,885	182,193
Tradenames and other intangibles, net	323,967	330,258	305,974
Goodwill	184,604	186,077	188,731
Deferred debt issuance costs, net	7,758	8,088	2,682
Other assets	10,109	9,795	4,333
Total assets	$1,752,349	$1,812,484	$1,597,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,439	$164,010	$97,884
Other current liabilities	75,235	105,129	72,590
Total current liabilities	178,674	269,139	170,474
Long-term debt	586,000	586,000	186,000
Deferred income taxes	118,032	121,434	112,015
Other long-term liabilities	140,493	135,180	106,004
Total liabilities	$1,023,199	$1,111,753	$574,493

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 29, 2014, December 28, 2013, and March 30, 2013.	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 53,742,906, 54,541,879, and 59,358,011 shares issued and outstanding at March 29, 2014, December 28, 2013, and March 30, 2013, respectively	537	545	594
Additional paid-in capital	11,420	4,332	248,032
Accumulated other comprehensive loss	(12,842)	(10,082)	(12,670)
Retained earnings	730,035	705,936	787,232
Total stockholders’ equity	729,150	700,731	1,023,188
Total liabilities and stockholders’ equity	$1,752,349	$1,812,484	$1,597,681

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	March 29, 2014	March 30, 2013

Net sales	$651,643	$591,009
Cost of goods sold	389,918	347,947
Gross profit	261,725	243,062
Selling, general, and administrative expenses	210,095	185,361
Royalty income	(9,901)	(9,242)
Operating income	61,531	66,943
Interest expense	6,897	1,294
Interest income	(132)	(191)
Other expense, net	596	573
Income before income taxes	54,170	65,267
Provision for income taxes	19,873	23,852
Net income	$34,297	$41,415

Basic net income per common share	$0.64	$0.70

Diluted net income per common share	$0.63	$0.69

Dividend declared and paid per common share	$0.19	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 29, 2014	March 30, 2013

Net income	$34,297	$41,415
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,760)	(1,465)
Comprehensive income	$31,537	$39,950

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at December 28, 2013	54,541,879	$545	$4,332	$(10,082)	$705,936	$700,731
Income tax benefit from stock-based compensation	—	—	3,370	—	—	3,370
Exercise of stock options	183,667	1	5,545	—	—	5,546
Withholdings from vesting of restricted stock	(60,285)	—	(4,079)	—	—	(4,079)
Restricted stock activity	131,950	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,535	—	—	4,535
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	(1,054,305)	(10)	(2,282)	—	—	(2,292)
Cash dividends declared and paid	—	—	—	—	(10,198)	(10,198)
Comprehensive income	—	—	—	(2,760)	34,297	31,537
Balance at March 29, 2014	53,742,906	$537	$11,420	$(12,842)	$730,035	$729,150

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$34,297	$41,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,354	12,389
Amortization of H.W. Carter and Sons tradenames	6,271	—
Non-cash revaluation of contingent consideration	454	891
Amortization of debt issuance costs	375	196
Non-cash stock-based compensation expense	4,535	4,065
Income tax benefit from stock-based compensation	(3,370)	(3,531)
Loss on disposal of property, plant, and equipment	189	88
Deferred income taxes	(3,320)	1,837
Effect of changes in operating assets and liabilities:
Accounts receivable	(11,725)	(10,402)
Inventories	53,309	64,592
Prepaid expenses and other assets	8,424	(221)
Accounts payable and other liabilities	(74,233)	(58,191)
Net cash provided by operating activities	30,560	53,128

Cash flows from investing activities:
Capital expenditures	(32,083)	(31,426)
Net cash used in investing activities	(32,083)	(31,426)

Cash flows from financing activities:
Payment of debt issuance costs	(55)	—
Repurchase of common stock	(2,292)	(8,942)
Dividends paid	(10,208)	—
Income tax benefit from stock-based compensation	3,370	3,531
Withholdings from vesting of restricted stock	(4,079)	(4,383)
Proceeds from exercise of stock options	5,546	3,760

Net cash used in financing activities	(7,718)	(6,034)

Effect of exchange rate changes on cash	(69)	(341)
Net (decrease) increase in cash and cash equivalents	(9,310)	15,327
Cash and cash equivalents, beginning of period	286,546	382,236

Cash and cash equivalents, end of period	$277,236	$397,563

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company” and “its”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of March 29, 2014, the Company operated 491 Carter’s stores in the United States, 186 OshKosh stores in the United States, and 103 stores in Canada.

NOTE 2 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the Company’s accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of its financial position and changes in stockholders' equity as of March 29, 2014 and the results of operations, comprehensive income, and cash flows for the fiscal quarters ended March 29, 2014 and March 30, 2013. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended March 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.

The accompanying condensed consolidated balance sheet as of December 28, 2013 is derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. As a result, fiscal 2014, ending on January 3, 2015 will be comprised of 53 weeks.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	March 29, 2014	December 28, 2013	March 30, 2013

Cumulative foreign currency translation adjustments	$(10,312)	$(7,552)	$(3,531)
Pension and post-retirement liability adjustment	(2,530)	(2,530)	(9,139)
Total accumulated other comprehensive loss	$(12,842)	$(10,082)	$(12,670)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets were as follows:

		March 29, 2014			December 28, 2013
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$48,034	$—	$48,034	$49,507	$—	$49,507
Total goodwill		$184,604	$—	$184,604	$186,077	$—	$186,077

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500	$85,500	$—	$85,500
Other tradenames	3 years	$38,007	$19,859	$18,148	$38,007	$13,588	$24,419
Bonnie Togs tradename	2 years	$545	$545	$—	$562	$562	$—
Total tradenames		$344,285	$20,404	$323,881	$344,302	$14,150	$330,152
Non-compete agreements	4 years	$272	$186	$86	$280	$174	$106
Total tradenames and other intangibles, net		$344,557	$20,590	$323,967	$344,582	$14,324	$330,258

		March 30, 2013
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	$52,161	$—	$52,161
Total goodwill		$188,731	$—	$188,731

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	$85,500	$—	$85,500
Bonnie Togs tradename	2 years	$592	$518	$74
Total tradenames		$306,325	$518	$305,807
Non-compete agreements	4 years	$295	$128	$167
Total tradenames and other intangibles, net		$306,620	$646	$305,974

The Company recorded approximately $6.3 million and $0.1 million in amortization expense during the fiscal quarter ended March 29, 2014 and March 30, 2013, respectively. The estimated future amortization expense for these assets is approximately $10.2 million for the remainder of fiscal 2014, $6.2 million for fiscal 2015, and $1.8 million for fiscal 2016.

NOTE 5 – COMMON STOCK:

Pursuant to the previously announced share repurchase authorizations by the Board of Directors, during the first quarter of fiscal 2014, the Company repurchased and retired 30,151 shares, or approximately $2.3 million of its common stock, at an average purchase price of $76.03 per share, in open market transactions. The total remaining capacity under the repurchase authorizations as of March 29, 2014, was approximately $264.9 million. The authorizations have no expiration date.

Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into two fixed dollar accelerated stock repurchase agreements, or the ASR agreements, which were settled during January 2014 with approximately one million additional shares received by the Company with a fair market value, at trade date, of approximately $70.3 million. Under the ASR agreements, the Company had received and retired a total of approximately 5.6 million shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	March 29, 2014	December 28, 2013	March 30, 2013
Senior notes due 2021	$400,000	$400,000	$—
Secured revolving credit facility	$186,000	$186,000	$186,000
Total long-term debt	$586,000	$586,000	$186,000

As of March 29, 2014, the Company had approximately $186.0 million in borrowings under its secured revolving credit facility, exclusive of $8.3 million of outstanding letters of credit. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of March 29, 2014, was 2.15%. As of March 29, 2014, there was approximately $180.7 million available for future borrowing. As of March 29, 2014, The William Carter Company ("TWCC"), a 100% owned subsidiary of Carter's Inc. had outstanding $400 million principal amount of senior notes, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's Inc. and certain subsidiaries of TWCC.

As of March 29, 2014 the Company was in compliance with the financial debt covenants under the secured revolving credit facility.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended
(dollars in thousands)	March 29, 2014	March 30, 2013
Stock options	$1,370	$1,274
Restricted stock:
Time-based awards	1,941	1,695
Performance-based awards	1,224	826
Stock awards	—	270
Total	$4,535	$4,065

All of the cost of stock-based compensation was reflected as a component of selling, general, and administrative expenses.

STOCK OPTIONS

The following table summarizes the Company's stock option activity for the fiscal quarter ended March 29, 2014:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 28, 2013	1,677,741	$35.37
Granted	221,300	68.49
Exercised	(183,667)	30.19
Forfeited	(50,608)	44.50
Expired	—	—
Outstanding, March 29, 2014	1,664,766	$40.07	7.15	$59,904
Vested and Expected to Vest, March 29, 2014	1,591,368	$39.36	7.10	$58,390
Exercisable, March 29, 2014	941,211	$28.83	5.92	$44,444

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The intrinsic value of stock options exercised during the fiscal quarter ended March 29, 2014 and March 30, 2013 was approximately $8.4 million and $6.9 million, respectively. At March 29, 2014, there was approximately $10.9 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The table below presents the assumptions used to calculate the fair value of options granted:

	Fiscal quarter ended
	March 29, 2014	March 30, 2013

Expected volatility	30.87%	33.17%
Risk-free interest rate	1.82%	1.13%
Expected term (years)	6.0	6.0
Dividend yield	1.11%	—
Weighted average fair value of options granted	$19.80	$20.09

RESTRICTED STOCK AWARDS

The following table summarizes activity related to all restricted stock awards during the fiscal quarter ended March 29, 2014:

	Restricted stock awards	Weighted-average grant-date fair value

Outstanding, December 28, 2013	786,189	$44.87
Granted	171,550	68.49
Vested restricted stock	(151,500)	39.65
Forfeited	(45,058)	45.18
Outstanding, March 29, 2014	761,181	$51.22

Time-based Restricted Stock Awards

At March 29, 2014, there was approximately $17.1 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Performance-based Restricted Stock Awards

During the first fiscal quarter of 2014, the Company granted its executive officers 61,200 performance restricted shares at a fair market value of $68.49 per share. During the first fiscal quarter of 2013, the Company granted its executive officers an aggregate of 118,200 performance-based restricted shares at a fair market value of $59.27 per share.

Vesting of the performance restricted shares granted in the first quarter of fiscal 2014 and 2013 is contingent upon meeting specific performance targets through 2015 (in the case of the fiscal 2013 awards) and 2016 (in the case of the fiscal 2014 awards). Currently, the Company believes that the respective targets will be achieved and has recorded compensation expense based on the proration of the total ultimate expected value of the award.

At March 29, 2014, there was approximately $10.6 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.2 years.

NOTE 8 – EMPLOYEE BENEFIT PLANS

OSHKOSH B'GOSH PENSION PLAN

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net periodic pension cost included in the statement of operations was comprised of:

	Fiscal quarter ended
(dollars in thousands)	March 29, 2014	March 30, 2013
Interest cost	$622	$584
Expected return on plan assets	(798)	(764)
Recognized actuarial loss	21	207
Net periodic pension (benefit) cost	$(155)	$27

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations are as follows:

	Fiscal quarter ended
(dollars in thousands)	March 29, 2014	March 30, 2013

Service cost – benefits attributed to service during the period	$28	$40
Interest cost on accumulated post-retirement benefit obligation	57	58
Amortization net actuarial gain	(51)	(34)
Curtailment gain	(22)	—
Total net periodic post-retirement benefit cost	$12	$64

NOTE 9 – INCOME TAXES

As of March 29, 2014, the Company had gross unrecognized tax benefits of approximately $11.6 million, of which $8.3 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but could accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $2.0 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2014 or fiscal 2015 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter ended March 29, 2014 and March 30, 2013, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.9 million, $0.8 million, and $0.8 million of interest accrued on uncertain tax positions as of March 29, 2014, December 28, 2013, and March 30, 2013, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. The Company had approximately $5.5 million, $5.4 million, and $3.9 million of such Level 1 investments as of March 29, 2014, December 28, 2013, and March 30, 2013, respectively.

During the fiscal quarter ended March 29, 2014 and March 30, 2013, gains on the investments in marketable securities were not significant.

CONTINGENT CONSIDERATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in the contingent consideration liability related to the Company's acquisition of Bonnie Togs on June 30, 2011:

	Fiscal quarter ended
(dollars in thousands)	March 29, 2014	March 30, 2013

Balance at the beginning of period	$16,348	$29,704
Payments made	—	—
Accretion expense	454	887
Foreign currency translation adjustment	(487)	(570)
Balance at the end of period	$16,315	$30,021

The contingent consideration liability is a Level 3 fair value measurement. As of March 29, 2014, the Company determined the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met and a discount rate of 18%.

BORROWINGS

As of March 29, 2014, the Level 2 fair value of the Company's $186 million in borrowings under its secured revolving credit facility approximated carrying value. The Level 2 fair value of the Company's $400 million in senior notes outstanding was approximately $412.0 million.

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended
	March 29, 2014	March 30, 2013

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	53,172,459	58,467,804
Dilutive effect of equity awards	501,322	877,404
Diluted number of common and common equivalent shares outstanding	53,673,781	59,345,208

Basic net income per common share (in thousands, except per share data):
Net income	$34,297	$41,415
Income allocated to participating securities	(470)	(602)
Net income available to common shareholders	$33,827	$40,813

Basic net income per common share	$0.64	$0.70

Diluted net income per common share:
Net income	$34,297	$41,415
Income allocated to participating securities	(467)	(595)
Net income available to common shareholders	$33,830	$40,820

Diluted net income per common share	$0.63	$0.69

Anti-dilutive shares excluded from dilutive earnings per share computation	269,650	702,300

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	March 29, 2014	December 28, 2013	March 30, 2013
Accrued bonuses and incentive compensation	$3,196	$19,579	$4,670
Contingent consideration	8,878	8,964	14,463
Income taxes payable	6,637	97	10,642
Accrued workers' compensation	7,392	7,236	5,351
Accrued sales and use taxes	7,307	8,486	6,078
Accrued salaries and wages	3,405	7,609	2,449
Accrued gift certificates	7,877	7,899	6,021
Accrued 401(k) contributions	893	8,775	906
Accrued closure costs	7,754	10,656	6,522
Other current liabilities	21,896	25,828	15,488
Total	$75,235	$105,129	$72,590

Other long-term liabilities consisted of the following:

(dollars in thousands)	March 29, 2014	December 28, 2013	March 30, 2013
Deferred lease incentives	$69,900	$68,876	$32,066
Accrued rent	34,446	31,821	21,777
Contingent consideration	7,437	7,384	15,558
OshKosh pension plan	3,613	3,768	13,584
Unrecognized tax benefits	12,505	11,947	11,447
Post-retirement medical plan	5,069	5,055	6,265
Deferred compensation	7,420	6,225	5,209
Other	103	104	98
Total	$140,493	$135,180	$106,004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	March 29, 2014	% of Total	March 30, 2013	% of Total
Net sales:
Carter’s Wholesale	$271,628	41.7%	$248,178	42.0%
Carter’s Retail (a)	230,328	35.3%	208,429	35.3%
Total Carter’s	501,956	77.0%	456,607	77.3%
OshKosh Retail (a)	63,558	9.8%	55,345	9.4%
OshKosh Wholesale	15,585	2.4%	18,186	3.1%
Total OshKosh	79,143	12.2%	73,531	12.4%
International (b)	70,544	10.8%	60,871	10.3%
Total net sales	$651,643	100.0%	$591,009	100.0%

Operating income:		% of segment net sales		% of segment net sales
Carter’s Wholesale	$46,867	17.3%	$50,410	20.3%
Carter’s Retail (a)	42,979	18.7%	39,644	19.0%
Total Carter’s	89,846	17.9%	90,054	19.7%
OshKosh Retail (a)	(4,489)	(7.1)%	(5,391)	(9.7)%
OshKosh Wholesale	2,025	13.0%	2,908	16.0%
Total OshKosh	(2,464)	(3.1)%	(2,483)	(3.4)%
International (b) (c)	4,036	5.7%	4,598	7.6%
Total segment operating income	91,418	14.0%	92,169	15.6%
Corporate expenses (d) (e)	(29,887)	(4.6)%	(25,226)	(4.3)%
Total operating income	$61,531	9.4%	$66,943	11.3%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company’s contingent consideration of approximately $0.5 million and $0.9 million for the fiscal quarter ended March 29, 2014 and March 30, 2013, respectively. Also, includes a benefit of approximately $0.4 million for the quarter ended March 29, 2014, reflecting a favorable recovery on inventory related to the Company's exit from Japan retail operations. There were no such costs related to Japan for the quarter ended March 30, 2013.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)    Includes the following charges:

	Fiscal quarter ended
(dollars in millions)	March 29, 2014	March 30, 2013
Closure of distribution facility in Hogansville, GA (1)	$0.3	$0.6
Office consolidation costs	$2.0	$8.0
Amortization of H.W. Carter and Sons tradenames	$6.3	$—

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia.

NOTE 14 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

In connection with the plan to close the Hogansville distribution facility, the Company recorded the following charges in selling, general, and administrative expenses:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended
(dollars in millions)	March 29, 2014	March 30, 2013

Severance	$—	$0.4
Accelerated depreciation	—	0.1
Other closure costs	—	0.1
Total	$—	$0.6

The following table summarizes restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 29, 2014:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 28, 2013	$1.2	$0.1	$1.3
Provision	—	—	—
Payments	(1.2)	(0.1)	(1.3)
Balance at March 29, 2014	$—	$—	$—

As of March 30, 2013, restructuring reserves were approximately $2.5 million.

OFFICE CONSOLIDATION

In connection with the Company's plan to consolidate into a new headquarters facility in Atlanta, Georgia, the Company recorded the following charges in selling, general, and administrative expenses:

	Fiscal quarter ended
(dollars in millions)	March 29, 2014	March 30, 2013
Severance and other benefits	$0.6	$1.8
Accelerated depreciation	—	1.3
Other Closure Costs	1.4	4.9
Total	$2.0	$8.0

The following table summarizes restructuring reserves related to the office consolidation which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 29, 2014:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 28, 2013	$4.7	$1.7	$6.4
Provision	0.6	0.9	1.5
Payments	(1.7)	(0.5)	(2.2)
Balance at March 29, 2014	$3.6	$2.1	$5.7

As of March 30, 2013, restructuring reserves were approximately $4.0 million.

The Company has substantially completed its consolidation efforts as of December 28, 2013, and the severance accrual is expected to be substantially paid by the end of fiscal 2014. The Company expects to incur approximately $3.0 million in additional costs in fiscal 2014 in connection with the office consolidation.

JAPAN RETAIL OPERATIONS

In the fourth quarter of 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts which do not meet the Company's investment objectives. As of March 29, 2014, the Company's retail operations in Japan generated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

sales of approximately $4.4 million and an operating loss of $1.1 million, including exit costs/benefits. In connection with the plan to exit these operations, the Company recorded approximately $0.6 million of accelerated depreciation in selling, general, and administrative expenses in the fiscal quarter ended March 29, 2014 and approximately $1.0 million in cost of goods sold related to a favorable recovery on inventory. There were no such exit costs related to Japan recorded in the fiscal quarter ended March 30, 2013.

The following table summarizes restructuring reserves related to the exit of retail operations in Japan, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 29, 2014:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 28, 2013	$0.9	$2.0	$2.9
Provision	0.7	(0.7)	—
Payments	(0.4)	(0.4)	(0.8)
Balance at March 29, 2014	$1.2	$0.9	$2.1

The Company expects to incur approximately $1.2 million of additional costs in fiscal 2014 in connection with the exit of retail operations in Japan. Payments under the accruals as of March 29, 2014 are expected to be paid by the end of fiscal 2014.

NOTE 15 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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
The condensed consolidating financial information for the Parent, the Issuer and the guarantor and non-guarantor subsidiaries has been prepared from the books and records maintained by the Company. The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive income, and cash flows, had the Parent, Issuer, guarantor or non-guarantor subsidiaries operated as independent entities.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets

As of March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$264,128	$—	$13,108	$—	$277,236
Accounts receivable, net	—	178,034	18,504	8,628	—	205,166
Intercompany receivable	—	54,911	80,281	12,078	(147,270)	—
Intercompany loan receivable	—	10,000	—	—	(10,000)	—
Finished goods inventories, net	—	177,816	180,133	35,933	(30,864)	363,018
Prepaid expenses and other current assets	—	10,137	12,306	3,919	—	26,362
Deferred income taxes	—	24,252	12,155	936	—	37,343
Total current assets	—	719,278	303,379	74,602	(188,134)	909,125
Property, plant, and equipment, net	—	154,045	137,170	25,571	—	316,786
Goodwill	—	136,570	—	48,034	—	184,604
Tradenames and other intangibles, net	—	238,382	85,500	85	—	323,967
Deferred debt issuance costs, net	—	7,758	—	—	—	7,758
Other assets	—	10,107	2	—	—	10,109
Intercompany long term receivable	—	—	261,259	—	(261,259)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	729,150	555,914	2,487	—	(1,287,551)	—
Total assets	$729,150	$1,922,054	$789,797	$148,292	$(1,836,944)	$1,752,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$68,708	$28,654	$6,077	$—	$103,439
Intercompany payables	—	78,020	62,719	6,531	(147,270)	—
Intercompany loan payables	—	—	—	10,000	(10,000)	—
Other current liabilities	—	29,124	33,638	12,473	—	75,235
Total current liabilities	—	175,852	125,011	35,081	(157,270)	178,674
Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	74,832	43,200	—	—	118,032
Intercompany long term liability	—	261,259	—	—	(261,259)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	64,097	57,852	18,544	—	140,493
Stockholders' equity (deficit)	729,150	760,014	463,734	94,667	(1,318,415)	729,150
Total liabilities and stockholders’ equity	$729,150	$1,922,054	$789,797	$148,292	$(1,836,944)	$1,752,349

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$278,260	$—	$8,286	$—	$286,546
Accounts receivable, net	—	163,264	20,365	9,982	—	193,611
Intercompany receivable	—	62,802	104,123	12,385	(179,310)	—
Finished goods inventories, net	—	221,462	181,889	46,217	(31,814)	417,754
Prepaid expenses and other current assets	—	18,475	11,878	4,804	—	35,157
Deferred income taxes	—	20,594	15,893	826	—	37,313
Total current assets	—	764,857	334,148	82,500	(211,124)	970,381
Property, plant, and equipment, net	—	148,671	133,846	25,368	—	307,885
Goodwill	—	136,570	—	49,507	—	186,077
Tradenames and other intangibles, net	—	244,653	85,500	105	—	330,258
Deferred debt issuance costs, net	—	8,088	—	—	—	8,088
Other assets	—	9,743	52	—	—	9,795
Intercompany long term receivable	—	—	263,183	—	(263,183)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	700,731	547,186	1,262	—	(1,249,179)	—
Total assets	$700,731	$1,959,768	$817,991	$157,480	$(1,823,486)	$1,812,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$108,851	$40,825	$14,334	$—	$164,010
Intercompany payables	—	100,804	70,857	7,649	(179,310)	—
Other current liabilities	—	29,037	57,610	18,482		105,129
Total current liabilities	—	238,692	169,292	40,465	(179,310)	269,139
Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	77,798	43,636	—	—	121,434
Intercompany long term liability	—	263,183	—	—	(263,183)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	61,550	55,175	18,455	—	135,180
Stockholders' equity (deficit)	700,731	732,545	449,888	98,560	(1,280,993)	700,731
Total liabilities and stockholders’ equity	$700,731	$1,959,768	$817,991	$157,480	$(1,823,486)	$1,812,484

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 30, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$369,131	$6,379	$22,053	$—	$397,563
Accounts receivable, net	—	152,461	21,072	4,827	—	178,360
Intercompany receivable	—	45,206	44,654	39	(89,899)	—
Finished goods inventories, net	—	141,148	150,820	25,336	(32,779)	284,525
Prepaid expenses and other current assets	—	2,201	15,979	3,432	—	21,612
Deferred income taxes	—	20,511	9,928	1,269	—	31,708
Total current assets	—	730,658	248,832	56,956	(122,678)	913,768
Property, plant, and equipment, net	—	61,230	97,489	23,474	—	182,193
Goodwill	—	136,570	—	52,161	—	188,731
Tradenames and other intangibles, net	—	220,233	85,500	241	—	305,974
Deferred debt issuance costs, net	—	2,682	—	—	—	2,682
Other assets	—	4,261	72	—	—	4,333
Intercompany long term receivable	—	—	181,727	—	(181,727)	—
Investment in subsidiaries	1,023,188	498,482	—	—	(1,521,670)	—
Total assets	$1,023,188	$1,654,116	$613,620	$132,832	$(1,826,075)	$1,597,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$64,844	$25,572	$7,468	$—	$97,884
Intercompany payables	—	32,802	43,935	13,162	(89,899)	—
Other current liabilities	—	31,384	26,674	14,532	—	72,590
Total current liabilities	—	129,030	96,181	35,162	(89,899)	170,474
Long-term debt	—	186,000	—	—	—	186,000
Deferred income taxes	—	76,519	35,496	—	—	112,015
Intercompany long term liabilities	—	181,727	—	—	(181,727)	—
Other long-term liabilities	—	24,873	55,517	25,614	—	106,004
Stockholders' equity	1,023,188	1,055,967	426,426	72,056	(1,554,449)	1,023,188
Total liabilities and stockholders’ equity	$1,023,188	$1,654,116	$613,620	$132,832	$(1,826,075)	$1,597,681

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations

For the fiscal quarter ended March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$407,365	$321,708	$49,158	$(126,588)	$651,643
Cost of goods sold	—	293,774	188,020	30,059	(121,935)	389,918
Gross profit	—	113,591	133,688	19,099	(4,653)	261,725
Selling, general, and administrative expenses	—	48,527	146,417	22,932	(7,781)	210,095
Royalty income	—	(8,045)	(4,027)	—	2,171	(9,901)
Operating income (loss)	—	73,109	(8,702)	(3,833)	957	61,531
Interest expense	—	6,897	1,313	24	(1,337)	6,897
Interest income	—	(1,469)	—	—	1,337	(132)
(Income) loss in subsidiaries	(34,297)	17,435	(586)	—	17,448	—
Other (income) expense, net	—	(57)	57	596	—	596
Income (loss) before income taxes	34,297	50,303	(9,486)	(4,453)	(16,491)	54,170
Provision for income taxes	—	16,963	3,740	(830)	—	19,873
Net income (loss)	$34,297	$33,340	$(13,226)	$(3,623)	$(16,491)	$34,297

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended March 30, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$369,618	$314,813	$37,038	$(130,460)	$591,009
Cost of goods sold	—	255,762	178,888	21,641	(108,344)	347,947
Gross profit	—	113,856	135,925	15,397	(22,116)	243,062
Selling, general, and administrative expenses	—	45,123	146,850	20,480	(27,092)	185,361
Royalty income	—	(6,831)	(4,024)	—	1,613	(9,242)
Operating income (loss)	—	75,564	(6,901)	(5,083)	3,363	66,943
Interest expense	—	1,294	—	—	—	1,294
Interest income	—	(130)	(3)	(58)	—	(191)
Other (income) expense, net	—	(75)	75	573	—	573
(Income) loss in subsidiaries	(41,415)	11,363	4,328	—	25,724	—
Income (loss) before income taxes	41,415	63,112	(11,301)	(5,598)	(22,361)	65,267
Provision for income taxes	—	25,060	(972)	(236)	—	23,852
Net income (loss)	$41,415	$38,052	$(10,329)	$(5,362)	$(22,361)	$41,415

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income

For the fiscal quarter ended March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$34,297	$33,340	$(13,226)	$(3,623)	$(16,491)	$34,297
Post-retirement benefit plans	—	—	—	—	—	—
Foreign currency translation adjustments	(2,760)	—	—	(2,760)	2,760	(2,760)
Comprehensive income (loss)	$31,537	$33,340	$(13,226)	$(6,383)	$(13,731)	$31,537

For the fiscal quarter ended March 30, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$41,415	$38,052	$(10,329)	$(5,362)	$(22,361)	$41,415
Post-retirement benefit plans	—	—	—	—	—	—
Foreign currency translation adjustments	(1,465)	—	—	(1,465)	1,465	(1,465)
Comprehensive income (loss)	$39,950	$38,052	$(10,329)	$(6,827)	$(20,896)	$39,950

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows

For the fiscal quarter ended March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$44,470	$(12,284)	$(1,626)	$—	$30,560

Cash flows from investing activities:
Capital expenditures	—	(18,417)	(10,994)	(2,672)	—	(32,083)
Intercompany investing activity	11,033	3,772	(2,305)	—	(12,500)	—
Issuance of intercompany loan	—	(10,000)	—	—	10,000	—
Net cash provided by (used in) investing activities	11,033	(24,645)	(13,299)	(2,672)	(2,500)	(32,083)

Cash flows from financing activities:
Payments of debt issuance costs	—	(55)	—	—	—	(55)
Intercompany financing activity	—	(34,969)	23,280	(811)	12,500	—
Proceeds from intercompany loan	—	—	—	10,000	(10,000)	—
Dividends paid	(10,208)	—	—	—	—	(10,208)
Repurchase of common stock	(2,292)	—	—	—	—	(2,292)
Income tax benefit from stock-based compensation	—	1,067	2,303	—	—	3,370
Withholdings from vesting of restricted stock	(4,079)	—	—	—	—	(4,079)
Proceeds from exercise of stock options	5,546	—	—	—	—	5,546
Net cash (used in) provided by financing activities	(11,033)	(33,957)	25,583	9,189	2,500	(7,718)
Effect of exchange rate changes on cash	—	—	—	(69)	—	(69)
Net(decrease) increase in cash and cash equivalents	—	(14,132)	—	4,822	—	(9,310)
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$264,128	$—	$13,108	$—	$277,236

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended March 30, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$62,524	$(8,872)	$(524)	$—	$53,128

Cash flows from investing activities:
Capital expenditures	—	(21,966)	(5,070)	(4,390)	—	(31,426)
Intercompany investing activity	9,565	(16,080)	(4,956)	—	11,471	—
Net cash provided by (used in) investing activities	9,565	(38,046)	(10,026)	(4,390)	11,471	(31,426)

Cash flows from financing activities:
Intercompany financing activity	—	(8,309)	15,910	3,870	(11,471)	—
Income tax benefit from stock-based compensation	—	1,104	2,427	—	—	3,531
Repurchase of common stock	(8,942)	—	—	—	—	(8,942)
Withholdings from vesting of restricted stock	(4,383)	—	—	—	—	(4,383)
Proceeds from exercise of stock options	3,760	—	—	—	—	3,760
Net cash (used in) provided by financing activities	(9,565)	(7,205)	18,337	3,870	(11,471)	(6,034)
Effect of exchange rate changes on cash	—	—	—	(341)	—	(341)
Net increase (decrease) in cash and cash equivalents	—	17,273	(561)	(1,385)	—	15,327
Cash and cash equivalents, beginning of period	—	351,858	6,940	23,438	—	382,236
Cash and cash equivalents, end of period	$—	$369,131	$6,379	$22,053	$—	$397,563

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes and our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended
	March 29, 2014	March 30, 2013

Net sales
Carter’s Wholesale	41.7%	42.0%
Carter’s Retail	35.3%	35.3%
Total Carter’s	77.0%	77.3%

OshKosh Retail	9.8%	9.4%
OshKosh Wholesale	2.4%	3.1%
Total OshKosh	12.2%	12.4%

International	10.8%	10.3%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	59.8%	58.9%

Gross profit	40.2%	41.1%
Selling, general, and administrative expenses	32.2%	31.4%
Royalty Income	(1.5)%	(1.6)%

Operating income	9.4%	11.3%
Interest expense	1.1%	0.2%
Interest income	—%	—%
Other expense (income), net	0.1%	0.1%

Income before income taxes	8.3%	11.0%
Provision for income taxes	3.0%	4.0%
Net income	5.3%	7.0%

Number of retail stores at end of period:
Carter’s - U.S.	491	423
OshKosh - U.S.	186	164
International	103	103

Total retail stores	780	690

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL QUARTER ENDED MARCH 29, 2014 COMPARED WITH FISCAL QUARTER ENDED MARCH 30, 2013

CONSOLIDATED NET SALES

In the first fiscal quarter of 2014, consolidated net sales increased $60.6 million, or 10.3%, to $651.6 million. The increase reflects sales growth in our Carter's Wholesale, Carter's Retail, OshKosh Retail, and International segments. Changes in foreign currency exchange rates in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 negatively impacted International segment net sales in the first quarter of fiscal 2014 by approximately $4.0 million.

	Fiscal quarter ended
(dollars in thousands)	March 29, 2014	% of Total	March 30, 2013	% of Total

Net sales:
Carter’s Wholesale	$271,628	41.7%	$248,178	42.0%
Carter’s Retail	230,328	35.3%	208,429	35.3%
Total Carter’s	501,956	77.0%	456,607	77.3%

OshKosh Retail	$63,558	9.8%	$55,345	9.4%
OshKosh Wholesale	15,585	2.4%	18,186	3.1%
Total OshKosh	79,143	12.2%	73,531	12.4%
International	70,544	10.8%	60,871	10.3%
Total net sales	$651,643	100.0%	$591,009	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $23.5 million, or 9.4%, in the first fiscal quarter of 2014 to $271.6 million. This increase was primarily due to a 6.0% increase in units shipped and a 3.2% increase in average price per unit, as compared to the first fiscal quarter of 2013.

CARTER’S RETAIL SALES

Carter’s retail sales increased $21.9 million, or 10.5%, in the first fiscal quarter of 2014 to $230.3 million. The increase was driven by incremental sales of $19.9 million generated by new store openings and $10.2 million generated by eCommerce sales, partially offset by a comparable store sales decrease of $8.1 million primarily driven by a decrease in the number of transactions during fiscal 2014.

Carter's direct-to-consumer comparable sales, increased 1.0%, comprised of eCommerce comparable sales growth of 28.5% and a retail store comparable sales decline of 4.7%.

During the first fiscal quarter of 2014, we opened 16 Carter's retail stores and closed one store. There were a total of 491 Carter’s retail stores as of March 29, 2014. In total, we plan to open approximately 60 Carter's retail stores and close four stores during fiscal 2014.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $8.2 million, or 14.8%, in the first fiscal quarter of 2014 to $63.6 million. The increase was driven by an incremental sales of $4.6 million from new store openings, an eCommerce sales increase of $2.9 million, and a comparable store sales increase of $1.4 million driven by an increase in average transaction value. This increase was partially offset by the impact of store closings of $0.6 million.

OshKosh direct-to-consumer comparable sales, increased 7.7%, comprised of eCommerce comparable sales growth of 31.8% and a retail store comparable sales increase of 3.0%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the first fiscal quarter of 2014, we opened six OshKosh retail stores and closed one store. There were a total of 186 OshKosh retail stores as of March 29, 2014. In total, we plan to open approximately 24 and close four OshKosh retail stores during fiscal 2014.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $2.6 million, or 14.3%, in the first fiscal quarter of 2014 to $15.6 million. This decrease was the result of a decline in units shipped, as compared to the first fiscal quarter of 2013.

INTERNATIONAL SALES

International sales increased $9.7 million, or 15.9%, in the first fiscal quarter of 2014 to $70.5 million. Our international wholesale sales increased $9.0 million, or 33.3%, to $36.2 million, driven by incremental sales of $6.9 million in Canada through expansion of our wholesale product offerings to Canadian markets and $2.1 million in our other international locations. Our international retail sales increased by $0.6 million primarily driven by liquidation of inventory at our Japanese operations. Comparable store sales in Canada declined $2.8 million, or 10.2%.

During the first fiscal quarter of 2014, we opened two retail stores in Canada and closed one . There were a total of 103 retail stores in Canada as of March 29, 2014. In fiscal 2014, we plan to open a total of approximately 22 retail stores in Canada and close two.

GROSS PROFIT

Our gross profit increased $18.7 million, or 7.7%, to $261.7 million in the first fiscal quarter of 2014. Gross margin decreased from 41.1% in the first fiscal quarter of 2013 to 40.2% in the first fiscal quarter of 2014.

Gross margin in the first fiscal quarter of 2014 was unfavorably affected by higher product costs, partially offset by improved pricing.

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the first fiscal quarter of 2014 increased $24.7 million, or 13.3%, to $210.1 million. As a percentage of net sales, selling, general, and administrative expenses increased from 31.4% to 32.2% in the first fiscal quarter of 2014.

The increase in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$8.7 million in higher domestic and Canada retail store expenses, as result of new store openings;

•	$6.3 million in amortization of the H.W. Carter tradename;

•	$4.4 million in incremental distribution and freight costs primarily related to the Braselton start-up and sales volume;

•	$3.4 million in incremental legal and consulting fees;

•	$3.0 million in incremental information technology costs;

Offsetting these increases were:

•	$6.0 million in lower costs associated with the office consolidation; and

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$1.3 million in lower provisions for performance-based compensation.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in the first fiscal quarter of 2014 was approximately $9.9 million (including $1.4 million of international royalty income), an increase of 7.1%, as compared to the first fiscal quarter of 2013, reflecting strength in domestic royalties.

OPERATING INCOME

Operating income decreased $5.4 million, or 8.1%, to $61.5 million in the first fiscal quarter of 2014 as compared to the first fiscal quarter of 2013 due to the factors described above.

INTEREST EXPENSE

Interest expense in the first fiscal quarter of 2014 increased $5.6 million to $6.9 million, compared to the first fiscal quarter of 2013. Weighted-average borrowings for the first fiscal quarter of 2014 were $586 million at an effective interest rate of 4.64%, as compared to weighted-average borrowings for the first fiscal quarter of 2013 of $186.0 million at an effective interest rate of 2.58%. The effective interest rate in the first fiscal quarter of 2014 was higher than the comparable period of 2013 as a result of our senior notes issuance in the third fiscal quarter of 2013.

Effective interest rates include the effect of the amortization of debt issuance costs.

INCOME TAXES

Our effective tax rate for the first fiscal quarter of 2014 was 36.7% as compared to 36.5% for the first fiscal quarter of 2013. The increase in our effective rate for the first fiscal quarter of 2014, as compared to the prior year comparable period, is primarily attributable to the expiration of certain federal tax credits in 2014 combined with the effect of federal tax legislation enacted during the first fiscal quarter of 2013 that retroactively reinstated certain federal tax credits.

NET INCOME

Our net income for the first fiscal quarter of 2014 decreased $7.1 million, or 17.2%, to $34.3 million as compared to $41.4 million in the first fiscal quarter of 2013.

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

Net accounts receivable at March 29, 2014 were $205.2 million compared to $178.4 million at March 30, 2013 and $193.6 million at December 28, 2013. The increase of $26.8 million, or 15.0%, as compared to March 30, 2013 reflects growth in the business. Due to the seasonal nature of our operations, the net accounts receivable balance at March 29, 2014 is not comparable to the net accounts receivable balance at December 28, 2013.

Net inventories at March 29, 2014 were $363.0 million compared to $284.5 million at March 30, 2013 and $417.8 million at December 28, 2013. The increase of $78.5 million, or 27.6%, as compared to March 30, 2013, primarily reflects growth through planned sales and store openings, supply chain initiatives, and higher product costs as compared to the prior year. Due to the seasonal nature of our operations, the net inventories balance at March 29, 2014 is not comparable to the net inventories balance at December 28, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net cash provided by operating activities for the first fiscal quarter of 2014 was $30.6 million compared to net cash provided by operating activities of $53.1 million in the first fiscal quarter of 2013. The decrease in operating cash flow primarily reflects unfavorable changes in net working capital and a decrease in earnings.

Our capital expenditures were $32.1 million in the first fiscal quarter of 2014 compared to $31.4 million in the first fiscal quarters of 2013, primarily reflecting expenditures of approximately $12.4 million for our U.S. and international retail store openings and remodelings, $6.8 million for the Braselton, Georgia distribution facility, $6.7 million for our new headquarters facility, and $5.8 million for information technology initiatives.

We plan to invest approximately $100 million in capital expenditures in fiscal 2014, primarily for U.S. and international retail store openings and remodelings, information technology, and further expansion of our distribution capacity at the Braselton, Georgia facility.

Secured Revolving Credit Facility

The aggregate principal amount of the secured revolving credit facility as of March 29, 2014, was $375 million, consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility. The sub-limit for U.S. dollar letters of credit is $175 million. The revolving credit facility expires August 31, 2017.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of March 29, 2014, was 2.15%.
At March 29, 2014, we had $186.0 million in borrowings under the revolving credit facility, exclusive of $8.3 million of outstanding letters of credit, leaving approximately $180.7 million available for future borrowings.

As of March 29, 2014, we were in compliance with the financial debt covenants under our secured revolving credit facility.
Senior Notes

As of March 29, 2014, TWCC had $400 million principal amount of senior notes outstanding, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

FACILITY CLOSURES

In conjunction with our plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia, we incurred approximately $2.0 million in closing-related costs for the fiscal quarter ended March 29, 2014. We expect approximately $3.0 million in additional costs in fiscal 2014 related to the office consolidation. The March 29, 2014 severance accrual of approximately $3.6 million is expected to be paid by the end of fiscal 2014.

In the fourth quarter of 2013, we made the decision to exit retail operations in Japan based on revised forecasts which do not meet our investment objectives. As of March 29, 2014, the Company's retail operations in Japan generated sales of approximately $4.4 million and an operating loss of $1.1 million, including exit costs/benefits. In conjunction with the plan to exit these operations, the Company recorded a benefit of approximately $0.4 million for the quarter ended March 29, 2014, reflecting a favorable recovery on inventory. We expect to incur approximately $1.2 million of additional costs in fiscal 2014 in connection with the exit of retail operations in Japan. The March 29, 2014 accrual of approximately $2.1 million is expected to be paid by the end of fiscal 2014.

BONNIE TOGS ACQUISITION

As of March 29, 2014, a discounted contingent consideration liability of approximately $16.3 million remains. The liability is based upon the high probability that Bonnie Togs will attain its earnings targets. Approximately $8.9 million of the total liability is included in other current liabilities and the remainder is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.

SHARE REPURCHASES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Pursuant to the previously announced share repurchase authorizations by the Board of Directors, during the first quarter of fiscal 2014, the Company repurchased and retired 30,151 shares in open market transactions, or approximately $2.3 million, at an average price of $76.03 per share. The total remaining capacity under the repurchase authorizations as of March 29, 2014, was approximately $264.9 million. The share repurchase authorizations have no expiration date.

Accelerated Stock Repurchase Program

The Company's previously announced ASR agreements were settled during the first fiscal quarter of 2014 and approximately one million additional shares were received in the first quarter with a fair market value, at trade date, of approximately $70.3 million. We received a total of approximately 5.6 million shares under the ASR program and all shares received were retired upon receipt.

DIVIDENDS

In the first fiscal quarter of 2014, the Company's Board of Directors authorized a quarterly cash dividend of $0.19 per share paid on March 20, 2014, for shareholders of record at the close of business on March 10, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for fiscal 2013, filed on Form 10-K. Our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans and stock-based compensation arrangements. There have been no significant changes in the application of these policies since December 28, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2014 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Our risks are described herein under Item 1A of Part II.

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

The financial statements of our foreign subsidiaries, that are denominated in functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in Accumulated other comprehensive income (loss). Our Canadian subsidiary records Canadian denominated sales which are translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 negatively impacted International segment net sales in the first quarter of fiscal 2014 by approximately $4.0 million, primarily due to the devaluation of the Canadian dollar relative to the U.S. dollar.

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar. Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. Transaction gains and losses are recorded in our Statement of Operations within Other expense, net. From time to time, we have employed foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. During the fiscal quarter ended March 29, 2014, we had no outstanding foreign exchange contracts. To date, such transaction gains and losses have not had a material impact on our financial condition or results of operations.

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of March 29, 2014, our outstanding variable rate debt aggregated approximately $186.0 million.
Weighted-average variable rate borrowings as of March 29, 2014 were $186.0 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual interest cost by approximately $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 29, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We derived approximately 28% of our consolidated net sales from our top five customers for the quarter ended March
29, 2014. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, financial difficulties, including bankruptcy or insolvency, or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results. Further, a large percentage of our gross accounts receivables are typically from our largest wholesale customers. For example, approximately 75% of our gross accounts receivable at March 29, 2014 were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of gross accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any of our major wholesale customers were unable to meet outstanding obligations to us or if their financial condition or credit position were to deteriorate, which could materially adversely affect our operating results.

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

The Company's and its vendors' databases containing personal information and payment card data of our retail store and eCommerce customers, employees and other third parties, could be breached, which could subject us to adverse publicity, litigation, and expenses. In addition, if we are unable to comply with security standards created by the banks and payment card industry, our operations could be adversely affected.

We rely on the security of our networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers, employees, and vendors. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties, or employees, be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, operational changes, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

Increases in production costs and deflationary pressures on our selling prices may adversely affect our results.

The Company's product costs are subject to fluctuations in costs such as manufacturing, cotton, labor, fuel, and transportation.

Historically, the Company experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. In recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. We anticipate increased product costs in 2014 principally due to higher labor costs for our foreign manufacturers. While we raised our selling prices on many of our products over the past two years, we have been unable to fully absorb the cost increases and our profitability has been adversely impacted. If future product cost increases are more than anticipated, or if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected. Future deflationary pressures on our selling prices could also adversely affect our profitability.

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

• financial instability, including bankruptcy or insolvency, of one or more of our major vendors;

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

A small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business, results of operations, and financial condition.

In 2013, we sourced approximately 60% of our products from ten vendors and approximately 30% from three vendors.  We expect that we will continue to source a significant portion of our products from these vendors.  We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products.  If any of our major vendors (i) decide to discontinue or significantly decrease the volume of products they manufacture for us, (ii) raise prices on products we purchase from them, or (iii) become unable to perform their responsibilities (e.g., experience financial difficulties, lack of capacity or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.

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

As of March 29, 2014, the Company had goodwill of $136.6 million for Carter's and goodwill of $48.0 million for Bonnie
Togs, and tradename assets of $220.2 million for the Carter's brand, and $85.5 million for the OshKosh brand on its consolidated balance sheet. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of March 29, 2014, we had approximately $586.0 million aggregate principal amount of debt outstanding (excluding approximately $8.3 million of outstanding letters of credit), and approximately $180.7 million of undrawn availability under our senior secured revolving credit facility after giving effect to $8.3 million of letters of credit issued under our senior secured revolving credit facility.

Our substantial debt could have important consequences. Because of our substantial debt:

• our ability to satisfy our obligations with respect to our debt may be adversely affected;

• we may be more vulnerable to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

• we may be unable to make strategic acquisitions or be required to make non-strategic divestitures;

• our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate or other purposes may be limited;

• a significant portion of our cash flow from operations may have to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use that cash flow to fund our operations, capital expenditures, and future business opportunities;

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

• our costs of borrowing may increase

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

If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of the secured revolving credit facility could terminate their commitments to loan money and accelerate the maturity of borrowings thereunder, our secured lenders could foreclose against the assets securing such borrowings the holders of our senior notes could accelerate the maturity of our obligations thereunder, and we could be forced into bankruptcy or liquidation.

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

The indenture governing the senior notes contains certain restrictive covenants that, among other things, restricts TWCC and certain of its subsidiaries’ ability to:

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

Failure to implement new information technology systems or needed upgrades to our systems could adversely affect our business.

As our business grows in size, complexity, and geography, we expect our information technology infrastructure to be in regular need of enhancement and upgrades. Failure to implement new systems or upgrade systems as needed or complications encountered in implementing new systems or upgrading existing systems could cause disruptions that may adversely affect our business results or operations. Further, additional investment needed to upgrade and expand our information technology infrastructure could require significant investment of additional resources and capital.

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

Our results of operations, financial position, and cash flows, and our ability to conduct business in international markets may be affected by international legal, regulatory, political, economic, exchange rate risks.

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

•fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar and the currencies in other markets in which we conduct or may conduct business; and

• general economic fluctuations in specific countries or markets.

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

The Company has initiated a quarterly cash dividend and has declared and paid cash dividends of $0.19 per share to holders of record as of March 20, 2014. Provisions in our senior credit facility and the indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on, or make future repurchases of, our common stock. Additionally, future declarations of quarterly cash dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the first fiscal quarter of 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

December 29, 2013 through January 25, 2014	1,024,154	$69.89	1,024,154	$267,175,911

January 26, 2014 through February 22, 2014	42,812	$67.49	—	$267,175,911

February 23, 2014 through March 28, 2014	47,624	$73.08	30,151	$264,883,643

Total	1,114,590		1,054,305

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 60,285 shares surrendered between December 29, 2013 and March 29, 2014.

(2)
Amounts purchased during the first fiscal quarter of 2014 were made in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.18	Separation Agreement between The William Carter Company and Lisa A. Fitzgerald, dated as of January 19, 2014.
10.19	Amended and Restated Severance Agreement between The William Carter Company and Michael D. Casey, dated as of March 5, 2014.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

Date : April 28, 2014	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : April 28, 2014	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)