Form 10-Q
period 2014-06-28
CARTERS INC
filed 2014-07-24
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 18, 2014
Common stock, par value $0.01 per share	53,142,916

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 28, 2014, December 28, 2013, and June 29, 2013	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended June 28, 2014 and June 29, 2013	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended June 28, 2014 and June 29, 2013	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the two fiscal quarters ended June 28, 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended June 28, 2014 and June 29, 2013	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4	Controls and Procedures	37

Part II. Other Information

Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3	Defaults upon Senior Securities	49
Item 4	Mine Safety Disclosures	49
Item 5	Other Information	49
Item 6	Exhibits	49

Signatures		50

Certifications

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	June 28, 2014	December 28, 2013	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$207,920	$286,546	$312,132
Accounts receivable, net	133,885	193,611	133,277
Finished goods inventories, net	538,233	417,754	429,223
Prepaid expenses and other current assets	43,684	35,157	48,621
Deferred income taxes	36,534	37,313	32,948
Total current assets	960,256	970,381	956,201
Property, plant, and equipment, net	325,675	307,885	208,094
Tradenames and other intangibles, net	318,346	330,258	342,883
Goodwill	186,173	186,077	186,957
Deferred debt issuance costs, net	7,407	8,088	2,486
Other assets	11,305	9,795	5,130
Total assets	$1,809,162	$1,812,484	$1,701,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$164,199	$164,010	$199,588
Other current liabilities	75,561	105,129	74,062
Total current liabilities	239,760	269,139	273,650

Long-term debt	586,000	586,000	186,000
Deferred income taxes	114,878	121,434	112,171
Other long-term liabilities	148,152	135,180	108,993
Total liabilities	$1,088,790	$1,111,753	$680,814

Commitments and contingencies

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 28, 2014, December 28, 2013, and June 29, 2013	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 53,311,864, 54,541,879 and 59,353,894 shares issued and outstanding at June 28, 2014, December 28, 2013 and June 29, 2013, respectively	533	545	594
Additional paid-in capital	—	4,332	238,167
Accumulated other comprehensive loss	(10,050)	(10,082)	(15,207)
Retained earnings	729,889	705,936	797,383
Total stockholders' equity	720,372	700,731	1,020,937
Total liabilities and stockholders' equity	$1,809,162	$1,812,484	$1,701,751

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$574,065	$517,874	$1,225,709	$1,108,883
Cost of goods sold	328,588	297,629	718,507	645,576
Gross profit	245,477	220,245	507,202	463,307
Selling, general, and administrative expenses	206,315	195,014	416,410	380,375
Royalty income	(8,185)	(7,507)	(18,086)	(16,749)
Operating income	47,347	32,738	108,878	99,681
Interest expense	6,882	1,254	13,780	2,547
Interest income	(140)	(194)	(272)	(384)
Other expense (income), net	(189)	531	407	1,104
Income before income taxes	40,794	31,147	94,963	96,414
Provision for income taxes	14,897	11,474	34,770	35,326
Net income	$25,897	$19,673	$60,193	$61,088

Basic net income per common share	$0.48	$0.33	$1.12	$1.03
Diluted net income per common share	$0.48	$0.33	$1.11	$1.02
Dividend declared and paid per common share	$0.19	$0.16	$0.38	$0.16

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$25,897	$19,673	$60,193	$61,088
Other comprehensive income (loss):
Foreign currency translation adjustments	2,792	(2,537)	32	(4,002)
Comprehensive income	$28,689	$17,136	$60,225	$57,086

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity

Balance at December 28, 2013	54,541,879	$545	$4,332	$(10,082)	$705,936	$700,731
Income tax benefit from stock-based compensation	—	—	3,750	—	—	3,750
Exercise of stock options	213,926	1	6,547	—	—	6,548
Withholdings from vesting of restricted stock	(62,645)		(4,251)	—	—	(4,251)
Restricted stock activity	126,450	2	(2)	—	—	—
Stock-based compensation expense	—	—	8,748	—	—	8,748
Issuance of common stock	15,559	—	1,081	—	—	1,081
Repurchase of common stock	(1,523,305)	(15)	(20,205)	—	(15,860)	(36,080)
Cash dividends declared and paid	—	—	—	—	(20,380)	(20,380)
Comprehensive income	—	—		32	60,193	60,225
Balance at June 28, 2014	53,311,864	$533	$—	$(10,050)	$729,889	$720,372

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$60,193	$61,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,679	24,936
Amortization of H.W. Carter and Sons tradenames	11,877	1,000
Non-cash revaluation of contingent consideration	451	1,866
Amortization of debt issuance costs	763	392
Non-cash stock-based compensation expense	9,829	8,425
Income tax benefit from stock-based compensation	(3,750)	(9,929)
Loss on disposal of property, plant, and equipment	544	112
Deferred income taxes	(5,626)	557
Effect of changes in operating assets and liabilities:
Accounts receivable	59,761	34,519
Inventories	(120,383)	(81,361)
Prepaid expenses and other assets	(9,979)	(28,136)
Accounts payable and other liabilities	(235)	56,371
Net cash provided by operating activities	33,124	69,840

Cash flows from investing activities:
Capital expenditures	(61,300)	(70,566)
Acquisitions	—	(38,007)
Proceeds from sale of property, plant, and equipment	134	—
Net cash used in investing activities	(61,166)	(108,573)

Cash flows from financing activities:
Payments of debt issuance costs	(114)	—
Repurchase of common stock	(36,080)	(37,757)
Dividends paid	(20,380)	(9,522)
Income tax benefit from stock-based compensation	3,750	9,929
Withholdings from vesting of restricted stock	(4,251)	(4,539)
Proceeds from exercise of stock options	6,548	11,210
Net cash used in financing activities	(50,527)	(30,679)

Effect of exchange rate changes on cash	(57)	(692)
Net decrease in cash and cash equivalents	(78,626)	(70,104)
Cash and cash equivalents, beginning of period	286,546	382,236
Cash and cash equivalents, end of period	$207,920	$312,132

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company” and “its”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of June 28, 2014, the Company operated 509 Carter’s stores in the United States, 187 OshKosh stores in the United States, and 110 stores in Canada.

NOTE 2 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholder’s equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.

The accompanying condensed consolidated balance sheet as of December 28, 2013 is derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Certain prior year amounts have been reclassified to facilitate comparability with current year presentation.

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. As a result, fiscal 2014, ending on January 3, 2015 will be comprised of 53 weeks.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) consisted of the following:

(dollars in thousands)	June 28, 2014	December 28, 2013	June 29, 2013
Cumulative foreign currency translation adjustments	$(7,520)	$(7,552)	$(6,068)
Pension and post-retirement liability adjustment	(2,530)	(2,530)	(9,139)
Total accumulated other comprehensive income (loss)	$(10,050)	$(10,082)	$(15,207)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets were as follows:

		June 28, 2014			December 28, 2013
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	49,603	—	49,603	49,507	—	49,507
Total goodwill		$186,173	$—	$186,173	$186,077	$—	$186,077

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	3 years	38,007	25,465	12,542	38,007	13,588	24,419
Bonnie Togs tradename	2 years	563	563	—	562	562	—
Total tradenames		344,303	26,028	318,275	344,302	14,150	330,152
Non-compete agreements	4 years	281	210	71	280	174	106
Total tradenames and other intangibles, net		$344,584	$26,238	$318,346	$344,582	$14,324	$330,258

		June 29, 2013
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	50,387	—	50,387
Total goodwill		$186,957	$—	$186,957

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	3 years	38,007	1,000	37,007
Bonnie Togs tradename	2 years	572	572	—
Total tradenames		344,312	1,572	342,740
Non-compete agreements	4 years	285	142	143
Total tradenames and other intangibles, net		$344,597	$1,714	$342,883

The Company recorded approximately $5.6 million and $11.9 million of amortization expense for the fiscal quarter and two fiscal quarters ended June 28, 2014. The Company recorded approximately $1.1 million of amortization expense for the fiscal quarter and two fiscal quarters ended June 29, 2013. The estimated future amortization expense for these assets is approximately $4.6 million for the remainder of fiscal 2014, $6.2 million for fiscal 2015, and $1.8 million for fiscal 2016.

NOTE 5 – COMMON STOCK:

Pursuant to the previously announced share repurchase authorizations by the Board of Directors, during the fiscal quarter and two fiscal quarters ended June 28, 2014, the Company repurchased and retired shares in open market transactions in the following amounts:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Number of shares repurchased	477,551	433,402	499,151	590,002
Aggregate cost of shares repurchased (in millions)	$34.4	$28.8	$36.1	$37.8
Avg price per share	$72.10	$66.49	$72.28	$63.99

The total remaining capacity under the repurchase authorizations as of June 28, 2014 was approximately $231.2 million. The authorizations have no expiration date.

Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into two fixed dollar accelerated stock repurchase (ASR) agreements which were settled during January 2014 with approximately one million additional shares received by the Company with a fair market value, at trade date, of approximately $70.3 million. Under the ASR agreements, the Company had received and retired a total of approximately 5.6 million shares.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	June 28, 2014	December 28, 2013	June 29, 2013
Senior notes	$400,000	$400,000	$—
Secured revolving credit facility	186,000	186,000	186,000
Total long-term debt	$586,000	$586,000	$186,000

As of June 28, 2014, the Company had approximately $186.0 million in borrowings under its secured revolving credit facility, exclusive of $8.0 million of outstanding letters of credit. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of June 28, 2014, was 2.15%. As of June 28, 2014, there was approximately $181.0 million available for future borrowing. As of June 28, 2014, The William Carter Company ("TWCC"), a 100% owned subsidiary of Carter's Inc. had outstanding $400 million principal amount of senior notes, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

As of June 28, 2014 the Company was in compliance with the financial debt covenants under the secured revolving credit facility.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock options	$1,089	$1,233	$2,459	$2,508
Restricted stock:
Time-based awards	1,697	1,791	3,639	3,482
Performance-based awards	1,427	1,156	2,650	1,982
Stock awards	1,081	180	1,081	453
Total	$5,294	$4,360	$9,829	$8,425

All of the cost of stock-based compensation was reflected as a component of selling, general, and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

STOCK OPTIONS

The following table summarizes the Company's stock option activity for the two fiscal quarters ended June 28, 2014:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 28, 2013	1,677,741	$35.37
Granted	226,700	68.61
Exercised	(213,926)	30.61
Forfeited	(63,408)	47.35
Expired	—	—
Outstanding, June 28, 2014	1,627,107	$40.16	6.91	$46,914
Vested and Expected to Vest, June 28, 2014	1,555,647	$39.45	6.85	$45,926
Exercisable, June 28, 2014	923,652	$28.82	5.67	$37,081

The intrinsic value of stock options exercised during the two fiscal quarters ended June 28, 2014 and June 29, 2013 was approximately $9.6 million and $27.2 million, respectively. At June 28, 2014, there was approximately $9.7 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The table below presents the assumptions used to calculate the fair value of options granted:

	Two fiscal quarters ended
	June 28, 2014	June 29, 2013

Expected volatility	30.86%	33.17%
Risk-free interest rate	1.82%	1.12%
Expected term (years)	6.0	6.0
Dividend yield	1.11%	—%
Weighted average fair value of options granted	$19.83	$20.15

RESTRICTED STOCK AWARDS

The following table summarizes activity related to all restricted stock awards during the two fiscal quarters ended June 28, 2014:

	Restricted stock awards	Weighted-average grant-date fair value

Outstanding, December 28, 2013	786,189	$44.87
Granted	189,109	$68.89
Vested restricted stock	(172,609)	$42.45
Forfeited	(51,458)	$46.84
Outstanding, June 28, 2014	751,231	$51.34

Time-based Restricted Stock Awards

At June 28, 2014, there was approximately $15.2 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 2.8 years.

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

At June 28, 2014, there was approximately $8.5 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTE 8 – EMPLOYEE BENEFIT PLANS

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension cost included in the statement of operations was comprised of:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest cost	$622	$584	$1,244	$1,168
Expected return on plan assets	(798)	(764)	(1,596)	(1,528)
Recognized actuarial loss	21	207	42	414
Net periodic pension (benefit) cost	$(155)	$27	$(310)	$54

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations are as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Service cost – benefits attributed to service during the period	$28	$40	$56	$80
Interest cost on accumulated post-retirement benefit obligation	57	58	114	116
Amortization net actuarial gain	(52)	(34)	(104)	(68)
Curtailment gain	(22)	—	(44)	—
Total net periodic post-retirement benefit cost	$11	$64	$22	$128

NOTE 9 – INCOME TAXES

As of June 28, 2014, the Company had gross unrecognized tax benefits of approximately $11.8 million, of which $8.4 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but could accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.7 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of federal income taxes, may affect the annual effective tax rate for fiscal 2014 or fiscal 2015 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and two fiscal quarters ended June 28, 2014 and June 29, 2013, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.9 million, $0.8 million, and $0.8 million of interest accrued on uncertain tax positions as of June 28, 2014, December 28, 2013, and June 29, 2013, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. The Company had approximately $6.7 million, $5.4 million, and $4.5 million of such Level 1 investments as of June 28, 2014, December 28, 2013, and June 29, 2013, respectively.

During the fiscal quarter and two fiscal quarters ended June 28, 2014 and June 29, 2013, gains on the investments in marketable securities were not significant.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability related to the Company's acquisition of Bonnie Togs on June 30, 2011:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Balance at the beginning of period	$16,315	$30,021	16,348	29,704
Payments made	—	—	—	—
Accretion (income) expense	(8)	979	451	1,866
Foreign currency translation adjustment	541	(1,050)	49	(1,620)
Balance at the end of period	$16,848	$29,950	$16,848	$29,950

The contingent consideration liability is a Level 3 fair value measurement. As of June 28, 2014, the Company determined the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met and a discount rate of 18%.

BORROWINGS

As of June 28, 2014, the Level 2 fair value of the Company's $186 million in borrowings under its secured revolving credit facility approximated carrying value. The Level 2 fair value of the Company's $400 million in senior notes outstanding was approximately $418.0 million.

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	52,836,070	58,567,558	53,004,264	58,519,286
Dilutive effect of equity awards	455,116	588,622	478,426	648,072
Diluted number of common and common equivalent shares outstanding	53,291,186	59,156,180	53,482,690	59,167,358

Basic net income per common share (in thousands, except per share data):
Net income	$25,897	$19,673	$60,193	$61,088
Income allocated to participating securities	(345)	(265)	(812)	(811)
Net income available to common shareholders	$25,552	$19,408	$59,381	$60,277

Basic net income per common share	$0.48	$0.33	$1.12	$1.03

Diluted net income per common share:
Net income	$25,897	$19,673	$60,193	$61,088
Income allocated to participating securities	(343)	(263)	(807)	(803)
Net income available to common shareholders	$25,554	$19,410	$59,386	$60,285

Diluted net income per common share	$0.48	$0.33	$1.11	$1.02

Anti-dilutive shares excluded from dilutive earnings per share computation	268,850	350,200	268,850	362,500

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	June 28, 2014	December 28, 2013	June 29, 2013
Accrued bonuses and incentive compensation	$6,320	$19,579	$8,008
Contingent consideration	9,360	8,964	14,262
Accrued workers' compensation	7,458	7,236	6,163
Accrued sales and use taxes	4,961	8,486	4,113
Accrued salaries and wages	5,744	7,609	6,049
Accrued gift certificates	8,422	7,899	6,315
Accrued 401(k) contributions	2,026	8,775	3,325
Accrued closure costs	3,487	9,128	9,264
Other current liabilities	27,783	27,453	16,563
Total	$75,561	$105,129	$74,062

Other long-term liabilities consisted of the following:

(dollars in thousands)	June 28, 2014	December 28, 2013	June 29, 2013
Deferred lease incentives	$71,821	$68,876	$33,335
Accrued rent	39,534	31,821	22,878
Contingent consideration	7,488	7,384	15,688
OshKosh pension plan	3,458	3,768	13,611
Unrecognized tax benefits	12,756	11,947	11,421
Post-retirement medical plan	5,122	5,055	6,329
Deferred compensation	7,869	6,225	5,699
Other	104	104	32
Total	$148,152	$135,180	$108,993

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 28, 2014	% of Total	June 29, 2013	% of Total	June 28, 2014	% of Total	June 29, 2013	% of Total
Net sales:
Carter’s Wholesale	$200,059	34.8%	$196,734	38.0%	$471,688	38.5%	$444,912	40.1%
Carter’s Retail (a)	233,690	40.7%	199,370	38.5%	464,018	37.9%	407,799	36.8%
Total Carter’s	433,749	75.5%	396,104	76.5%	935,706	76.4%	852,711	76.9%
OshKosh Retail (a)	67,515	11.8%	56,423	10.9%	131,073	10.7%	111,768	10.1%
OshKosh Wholesale	11,649	2.0%	11,301	2.2%	27,235	2.2%	29,487	2.7%
Total OshKosh	79,164	13.8%	67,724	13.1%	158,308	12.9%	141,255	12.8%
International (b)	61,152	10.7%	54,046	10.4%	131,695	10.7%	114,917	10.3%
Total net sales	$574,065	100.0%	$517,874	100.0%	$1,225,709	100.0%	$1,108,883	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Wholesale	$30,860	15.4%	$31,298	15.9%	$77,727	16.5%	$81,482	18.3%
Carter’s Retail (a)	40,179	17.2%	33,256	16.7%	83,158	17.9%	73,040	17.9%
Total Carter’s	71,039	16.4%	64,554	16.3%	160,885	17.2%	154,522	18.1%
OshKosh Retail (a)	(1,694)	(2.5)%	(6,073)	(10.8)%	(6,183)	(4.7)%	(11,168)	(10.0)%
OshKosh Wholesale	859	7.4%	681	6.0%	2,885	10.6%	3,484	11.8%
Total OshKosh	(835)	(1.1)%	(5,392)	(8.0)%	(3,298)	(2.1)%	(7,684)	(5.4)%
International (b) (c)	7,107	11.6%	7,353	13.6%	11,143	8.5%	12,349	10.7%
Total segment operating income	77,311	13.5%	66,515	12.8%	168,730	13.8%	159,187	14.4%
Corporate expenses (d) (e)	(29,964)	(5.2)%	(33,777)	(6.5)%	(59,852)	(4.9)%	(59,506)	(5.4)%
Total operating income	$47,347	8.2%	$32,738	6.3%	$108,878	8.9%	$99,681	9.0%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)	Includes the following charges:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revaluation of contingent consideration	$—	$1.0	$0.5	$1.9
Exit from Japan retail operations	$0.9	$—	$0.5	$—

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)    Includes the following charges:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Closure of distribution facility in Hogansville, GA (1)	$0.3	$—	$0.6	$0.6
Office consolidation costs	$4.6	$10.2	$6.6	$18.2
Amortization of H.W. Carter and Sons tradenames	$5.6	$1.0	$11.9	$1.0

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia.

NOTE 14 – FACILITY CLOSURE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

HOGANSVILLE DISTRIBUTION FACILITY

In connection with the plan to close the Hogansville, Georgia distribution facility, the Company recorded the following charges in selling, general, and administrative expenses:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Severance	$—	$(0.2)	$—	$0.3
Accelerated depreciation	—	0.1	—	0.3
Total	$—	$—	$—	$0.6

The following table summarizes the restructuring reserves related to the closure of the Hogansville facility which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 28, 2014:

(dollars in millions)	Severance	Other closure costs	Total
Balance at December 28, 2013	$1.2	$0.1	$1.3
Provision	—	—	—
Payments	(1.2)	(0.1)	(1.3)
Balance at June 28, 2014	$—	$—	$—

As of June 29, 2013, restructuring reserves were approximately $2.3 million. The salvage value of this facility is estimated to be $2.0 million and is held for sale as of June 28, 2014.

OFFICE CONSOLIDATION

In connection with the Company's plan to consolidate into a new headquarters facility in Atlanta, Georgia, the Company recorded the following charges in selling, general, and administrative expenses:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Other closure costs	$4.3	$6.2	$5.7	$11.2
Severance and other benefits	0.3	2.7	0.9	4.5
Accelerated depreciation	—	1.3	—	2.5
Total	$4.6	$10.2	$6.6	$18.2

The following table summarizes the restructuring reserves related to the office consolidation as of June 28, 2014:

(dollars in thousands)	Severance	Other closure costs	Total
Balance at December 28, 2013	$4.7	$1.7	$6.4
Provision	0.9	5.7	6.6
Payments	(2.9)	(4.7)	(7.6)
Other	$—	$0.5	$0.5
Balance at June 28, 2014	$2.7	$3.2	$5.9

The severance reserve is included in other current liabilities and other closure costs are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.

As of June 29, 2013, restructuring reserves were approximately $7.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has substantially completed its consolidation efforts as of December 28, 2013, and the severance accrual is expected to be substantially paid by the end of fiscal 2014. The Company expects to incur approximately $0.5 million in additional costs in fiscal 2014 in connection with the office consolidation.

JAPAN RETAIL OPERATIONS

In the fourth quarter of 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts which do not meet the Company's investment objectives. The Company recorded the following charges in selling, general, and administrative expenses:

	Fiscal quarter ended	Two fiscal quarters ended
(dollars in millions)	June 28, 2014	June 28, 2014
Other closure costs	$0.4	$(0.3)
Severance and other benefits	0.2	0.9
Accelerated depreciation	0.3	0.9
Total	$0.9	$1.5

The Company also recorded approximately $1.0 million in cost of goods sold related to a favorable recovery on inventory in the two fiscal quarters ended June 28, 2014.

There were no such exit costs related to Japan recorded in the fiscal quarter and two fiscal quarters ended June 29, 2013.

The following table summarizes the restructuring reserves related to the exit of retail operations in Japan, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 28, 2014:

(dollars in millions)	Severance	Other closure costs	Total
Balance at December 28, 2013	$0.9	$2.0	$2.9
Provision	0.9	(0.3)	0.6
Payments	(1.2)	(1.7)	(2.9)
Balance at June 28, 2014	$0.6	$—	$0.6

The Company expects to incur approximately $0.3 million of additional costs in fiscal 2014 in connection with the exit of retail operations in Japan. Payments under the accruals as of June 28, 2014 are expected to be paid by the end of fiscal 2014.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, an accounting standard update was issued that clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year. Early application is not permitted. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations, and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets
As of June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$191,491	$—	$16,429	$—	$207,920
Accounts receivable, net	—	112,126	15,924	5,835	—	133,885
Intercompany receivable	—	57,106	92,532	12,800	(162,438)	—
Intercompany loan receivable	—	10,000	—	—	(10,000)	—
Finished goods inventories, net	—	299,688	212,817	57,369	(31,641)	538,233
Prepaid expenses and other current assets	—	23,700	13,906	6,078	—	43,684
Deferred income taxes	—	22,136	13,130	1,268	—	36,534
Total current assets	—	716,247	348,309	99,779	(204,079)	960,256
Property, plant, and equipment, net	—	157,289	140,538	27,848	—	325,675
Goodwill	—	136,570	—	49,603	—	186,173
Tradenames and other intangibles, net	—	232,776	85,500	70	—	318,346
Deferred debt issuance costs, net	—	7,407	—	—	—	7,407
Other assets	—	11,305	—	—	—	11,305
Intercompany long term receivable	—	—	221,496	—	(221,496)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	720,372	562,665	4,725	—	(1,287,762)	—
Total assets	$720,372	$1,924,259	$800,568	$177,300	$(1,813,337)	$1,809,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$105,126	$35,802	$23,271	$—	$164,199
Intercompany payables	—	90,697	64,911	6,830	(162,438)	—
Intercompany loan payables	—	—	—	10,000	(10,000)	—
Other current liabilities	—	29,830	29,830	15,901	—	75,561
Total current liabilities	—	225,653	130,543	56,002	(172,438)	239,760

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	71,822	43,056	—	—	114,878
Intercompany long term liability	—	221,496	—	—	(221,496)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	67,275	61,039	19,838	—	148,152

Stockholders' equity	720,372	752,013	465,930	101,460	(1,319,403)	720,372
Total liabilities and stockholders' equity	$720,372	$1,924,259	$800,568	$177,300	$(1,813,337)	$1,809,162

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$278,260	$—	$8,286	$—	$286,546
Accounts receivable, net	—	163,264	20,365	9,982	—	193,611
Intercompany receivable	—	62,802	104,123	12,385	(179,310)	—
Finished goods inventories, net	—	221,462	181,889	46,217	(31,814)	417,754
Prepaid expenses and other current assets	—	18,475	11,878	4,804	—	35,157
Deferred income taxes	—	20,594	15,893	826	—	37,313
Total current assets	—	764,857	334,148	82,500	(211,124)	970,381
Property, plant, and equipment, net	—	148,671	133,846	25,368	—	307,885
Goodwill	—	136,570	—	49,507	—	186,077
Tradenames and other intangibles, net	—	244,653	85,500	105	—	330,258
Deferred debt issuance costs, net	—	8,088	—	—	—	8,088
Other assets	—	9,743	52	—	—	9,795
Intercompany long term receivable	—	—	263,183	—	(263,183)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	700,731	547,186	1,262	—	(1,249,179)	—
Total assets	$700,731	$1,959,768	$817,991	$157,480	$(1,823,486)	$1,812,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$108,851	$40,825	$14,334	$—	$164,010
Intercompany payables	—	100,804	70,857	7,649	(179,310)	—
Other current liabilities	—	29,037	57,610	18,482	—	105,129
Total current liabilities	—	238,692	169,292	40,465	(179,310)	269,139

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	77,798	43,636	—	—	121,434
Intercompany long term liability	—	263,183	—	—	(263,183)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	61,550	55,175	18,455	—	135,180
Stockholders' equity	700,731	732,545	449,888	98,560	(1,280,993)	700,731
Total liabilities and stockholders' equity	$700,731	$1,959,768	$817,991	$157,480	$(1,823,486)	$1,812,484

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 29, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$290,555	$—	$21,577	$—	$312,132
Accounts receivable, net	—	113,079	14,057	6,141	—	133,277
Intercompany receivable	—	56,330	60,907	7,546	(124,783)	—
Finished goods inventories, net	—	242,682	192,162	34,015	(39,636)	429,223
Prepaid expenses and other current assets	—	28,189	17,128	3,304	—	48,621
Deferred income taxes	—	22,915	9,188	845	—	32,948
Total current assets	—	753,750	293,442	73,428	(164,419)	956,201
Property, plant, and equipment, net	—	83,877	100,245	23,972	—	208,094
Goodwill	—	136,570	—	50,387	—	186,957
Tradenames and other intangibles, net	—	257,240	85,500	143	—	342,883
Deferred debt issuance costs, net	—	2,486	—	—	—	2,486
Other assets	—	5,047	83	—	—	5,130
Intercompany long term receivable	—	—	169,849	—	(169,849)	—
Investment in subsidiaries	1,020,937	515,090	4,361	—	(1,540,388)	—
Total assets	$1,020,937	$1,754,060	$653,480	$147,930	$(1,874,656)	$1,701,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	—	151,068	39,549	8,971	—	199,588
Intercompany payables	—	50,569	59,542	14,672	(124,783)	—
Other current liabilities	—	33,829	25,176	15,057	—	74,062
Total current liabilities	—	235,466	124,267	38,700	(124,783)	273,650
Long-term debt	—	186,000	—	—	—	186,000
Deferred income taxes	—	76,674	35,497	—	—	112,171
Intercompany long term liability	—	169,849	—	—	(169,849)	—
Other long-term liabilities	—	25,498	57,635	25,860	—	108,993
Stockholders' equity	1,020,937	1,060,573	436,081	83,370	(1,580,024)	1,020,937
Total liabilities and stockholders' equity	$1,020,937	$1,754,060	$653,480	$147,930	$(1,874,656)	$1,701,751

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations

For the fiscal quarter ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$338,518	$325,673	$49,005	$(139,131)	$574,065
Cost of goods sold	—	246,763	187,574	25,745	(131,494)	328,588
Gross profit	—	91,755	138,099	23,260	(7,637)	245,477
Selling, general, and administrative expenses	—	41,068	153,552	20,470	(8,775)	206,315
Royalty Income	—	(5,932)	(4,168)	—	1,915	(8,185)
Operating Income	—	56,619	(11,285)	2,790	(777)	47,347
Interest expense	—	6,882	1,298	19	(1,317)	6,882
Interest income	—	(1,452)	—	(5)	1,317	(140)
(Income) loss in subsidiaries	(25,897)	13,359	(6,192)	—	18,730	—
Other (income) expense, net	—	(78)	58	(169)	—	(189)
Income (loss) before income taxes	25,897	37,908	(6,449)	2,945	(19,507)	40,794
Provision for income taxes	—	11,234	2,181	1,482	—	14,897
Net income (loss)	$25,897	$26,674	$(8,630)	$1,463	$(19,507)	$25,897

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended June 29, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$333,259	$299,417	$50,384	$(165,186)	$517,874
Cost of goods sold	—	239,891	164,110	19,908	(126,280)	297,629
Gross profit	—	93,368	135,307	30,476	(38,906)	220,245
Selling, general, and administrative expenses	—	58,175	149,870	20,778	(33,809)	195,014
Royalty Income	—	(5,790)	(3,471)	—	1,754	(7,507)
Operating Income	—	40,983	(11,092)	9,698	(6,851)	32,738
Interest expense	—	1,254	—	—	—	1,254
Interest income	—	(132)	—	(62)	—	(194)
(Income) loss in subsidiaries	(19,673)	3,867	(5,725)	—	21,531	—
Other (income) expense, net	—	(86)	111	506	—	531
Income (loss) before income taxes	19,673	36,080	(5,478)	9,254	(28,382)	31,147
Provision for income taxes	—	9,556	51	1,867	—	11,474
Net income (loss)	$19,673	$26,524	$(5,529)	$7,387	$(28,382)	$19,673

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$745,883	$647,381	$98,163	$(265,718)	$1,225,709
Cost of goods sold	—	540,536	375,594	55,804	(253,427)	718,507
Gross profit	—	205,347	271,787	42,359	(12,291)	507,202
Selling, general, and administrative expenses	—	89,595	299,969	43,402	(16,556)	416,410
Royalty Income	—	(13,977)	(8,195)	—	4,086	(18,086)
Operating Income	—	129,729	(19,987)	(1,043)	179	108,878
Interest expense	—	13,780	2,611	43	(2,654)	13,780
Interest income	—	(2,922)	—	(4)	2,654	(272)
(Income) loss in subsidiaries	(60,193)	30,794	(6,778)	—	36,177	—
Other (income) expense, net	—	(134)	114	427	—	407
Income (loss) before income taxes	60,193	88,211	(15,934)	(1,509)	(35,998)	94,963
Provision for income taxes	—	28,197	5,921	652	—	34,770
Net income (loss)	$60,193	$60,014	$(21,855)	$(2,161)	$(35,998)	$60,193

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended June 29, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$702,877	$614,230	$87,422	$(295,646)	$1,108,883
Cost of goods sold	—	495,653	342,998	41,549	(234,624)	645,576
Gross profit	—	207,224	271,232	45,873	(61,022)	463,307
Selling, general, and administrative expenses	—	103,298	296,720	41,258	(60,901)	380,375
Royalty Income	—	(12,621)	(7,495)	—	3,367	(16,749)
Operating Income	—	116,547	(17,993)	4,615	(3,488)	99,681
Interest expense	—	2,547	—	—	—	2,547
Interest income	—	(262)	(2)	(120)	—	(384)
(Income) loss in subsidiaries	(61,088)	15,231	(1,397)	—	47,254	—
Other (income) expense, net	—	(161)	186	1,079	—	1,104
Income (loss) before income taxes	61,088	99,192	(16,780)	3,656	(50,742)	96,414
Provision for income taxes	—	34,616	(921)	1,631	—	35,326
Net income (loss)	$61,088	$64,576	$(15,859)	$2,025	$(50,742)	$61,088

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income

For the fiscal quarter ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$25,897	$26,674	$(8,630)	$1,463	$(19,507)	$25,897
Post-retirement benefit plans	—	—	—	—	—	—
Foreign currency translation adjustments	2,792	—	—	2,792	(2,792)	2,792
Comprehensive income (loss)	$28,689	$26,674	$(8,630)	$4,255	$(22,299)	$28,689

For the fiscal quarter ended June 29, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$19,673	$26,524	$(5,529)	$7,387	$(28,382)	$19,673
Post-retirement benefit plans	—	—	—	—	—	—
Foreign currency translation adjustments	(2,537)	—	—	(2,537)	2,537	(2,537)
Comprehensive income (loss)	$17,136	$26,524	$(5,529)	$4,850	$(25,845)	$17,136

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$60,193	$60,014	$(21,855)	$(2,161)	$(35,998)	$60,193
Post-retirement benefit plans	—	—	—	—	—	—
Foreign currency translation adjustments	32	—	—	32	(32)	32
Comprehensive income (loss)	$60,225	$60,014	$(21,855)	$(2,129)	$(36,030)	$60,225

For the two fiscal quarters ended June 29, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$61,088	$64,576	$(15,859)	$2,025	$(50,742)	$61,088
Post-retirement benefit plans	—	—	—	—	—	—
Foreign currency translation adjustments	(4,002)	—	—	(4,002)	4,002	(4,002)
Comprehensive income (loss)	$57,086	$64,576	$(15,859)	$(1,977)	$(46,740)	$57,086

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows

For the two fiscal quarters ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$54,656	$(26,855)	$5,323	$—	$33,124

Cash flows from investing activities:
Capital expenditures	—	(33,691)	(21,719)	(5,890)	—	(61,300)
Intercompany investing activity	54,163	4,442	(2,144)	—	(56,461)	—
Issuance of intercompany loan	—	(10,000)	—	—	10,000	—
Proceeds from sale of property, plant and equipment	—	134	—	—	—	134
Net cash provided by (used in) investing activities	54,163	(39,115)	(23,863)	(5,890)	(46,461)	(61,166)

Cash flows from financing activities:
Intercompany financing activity	—	(103,802)	48,574	(1,233)	56,461	—
Proceeds from intercompany loan	—	—	—	10,000	(10,000)	—
Payment on debt issuance costs	—	(114)	—	—	—	(114)
Dividends paid	(20,380)	—	—	—	—	(20,380)
Repurchase of common stock	(36,080)	—	—	—	—	(36,080)
Income tax benefit from stock-based compensation	—	1,606	2,144	—	—	3,750
Withholdings from vesting of restricted stock	(4,251)	—	—	—	—	(4,251)
Proceeds from exercise of stock options	6,548	—	—	—	—	6,548
Net cash (used in) provided by financing activities	(54,163)	(102,310)	50,718	8,767	46,461	(50,527)
Effect of exchange rate changes on cash	—	—	—	(57)	—	(57)
Net (decrease) increase in cash and cash equivalents	—	(86,769)	—	8,143	—	(78,626)
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$191,491	$—	$16,429	$—	$207,920

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended June 29, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$67,883	$(1,075)	$3,032	$—	$69,840

Cash flows from investing activities:
Capital expenditures	—	(48,114)	(15,827)	(6,625)	—	(70,566)
Acquisition of tradenames	—	(38,007)	—	—	—	(38,007)
Intercompany investing activity	40,608	10,174	(6,032)	—	(44,750)	—
Net cash provided by (used in) investing activities	40,608	(75,947)	(21,859)	(6,625)	(44,750)	(108,573)

Cash flows from financing activities:
Intercompany financing activity	—	(59,664)	12,490	2,424	44,750	—
Dividends Paid	(9,522)	—	—	—	—	(9,522)
Income tax benefit from stock-based compensation	—	6,425	3,504	—	—	9,929
Repurchase of common stock	(37,757)	—	—	—	—	(37,757)
Withholdings from vesting of restricted stock	(4,539)	—	—	—	—	(4,539)
Proceeds from exercise of stock options	11,210	—	—	—	—	11,210
Net cash (used in) provided by financing activities	(40,608)	(53,239)	15,994	2,424	44,750	(30,679)
Effect of exchange rate changes on cash	—	—	—	(692)	—	(692)
Net decrease in cash and cash equivalents	—	(61,303)	(6,940)	(1,861)	—	(70,104)
Cash and cash equivalents, beginning of period	—	351,858	6,940	23,438	—	382,236
Cash and cash equivalents, end of period	$—	$290,555	$—	$21,577	$—	$312,132

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended		Two fiscal quarters ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales
Carter’s Wholesale	34.8%	38.0%	38.5%	40.1%
Carter’s Retail	40.7%	38.5%	37.9%	36.8%
Total Carter’s	75.5%	76.5%	76.4%	76.9%

OshKosh Retail	11.8%	10.9%	10.7%	10.1%
OshKosh Wholesale	2.0%	2.2%	2.2%	2.7%
Total OshKosh	13.8%	13.1%	12.9%	12.8%

International	10.7%	10.4%	10.7%	10.3%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.2%	57.5%	58.6%	58.2%

Gross margin	42.8%	42.5%	41.4%	41.8%
Selling, general, and administrative expenses	35.9%	37.7%	34.0%	34.3%
Royalty Income	(1.4)%	(1.4)%	(1.5)%	(1.5)%

Operating income	8.3%	6.3%	8.9%	9.0%
Interest expense	1.2%	0.2%	1.1%	0.2%
Interest income	—%	—%	—%	—%
Other expense (income), net	—%	0.1%	—%	0.1%

Income before income taxes	7.1%	6.0%	7.8%	8.7%
Provision for income taxes	2.6%	2.2%	2.9%	3.2%
Net income	4.5%	3.8%	4.9%	5.5%

Number of retail stores at end of period:
Carter’s - U.S.			509	438
OshKosh - U.S.			187	164
International			110	107

Total retail stores			806	709

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SECOND QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 28, 2014 COMPARED WITH SECOND QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 29, 2013

CONSOLIDATED NET SALES

In the second fiscal quarter of 2014, consolidated net sales increased $56.2 million, or 10.9%, to $574.1 million. For the first two fiscal quarters of 2014, consolidated net sales increased $116.8 million, or 10.5%, to $1,225.7 million. For both periods, the increase reflects sales growth in our Carter's Wholesale, Carter's Retail, OshKosh Retail, and International segments. Changes in foreign currency exchange rates in the second quarter and first two quarters of fiscal 2014 as compared to the second quarter and first two quarters of fiscal 2013 negatively impacted International segment net sales by approximately $2.9 million and $6.8 million, respectively.

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 28, 2014	% of Total	June 29, 2013	% of Total	June 28, 2014	% of Total	June 29, 2013	% of Total

Net sales:
Carter’s Wholesale	$200,059	34.8%	$196,734	38.0%	$471,688	38.5%	$444,912	40.1%
Carter’s Retail	233,690	40.7%	199,370	38.5%	464,018	37.9%	407,799	36.8%
Total Carter’s	433,749	75.5%	396,104	76.5%	935,706	76.4%	852,711	76.9%

OshKosh Retail	$67,515	11.8%	$56,423	10.9%	$131,073	10.7%	$111,768	10.1%
OshKosh Wholesale	11,649	2.0%	11,301	2.2%	27,235	2.2%	29,487	2.7%
Total OshKosh	79,164	13.8%	67,724	13.1%	158,308	12.9%	141,255	12.8%
International	61,152	10.7%	54,046	10.4%	131,695	10.7%	114,917	10.3%
Total net sales	$574,065	100.0%	$517,874	100.0%	$1,225,709	100.0%	$1,108,883	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $3.3 million, or 1.7%, in the second fiscal quarter of 2014 to $200.1 million. This increase was primarily due to a 5.4% increase in average price per unit, partially offset by a 3.5% decline in the number of units shipped as compared to the second fiscal quarter of 2013.

Carter’s wholesale sales increased 26.8 million, or 6.0%, in the first two fiscal quarters of 2014 to 471.7 million. This increase was primarily due to a 4.2% increase in the average price per unit and a 1.8% increase in units shipped, as compared to the first two fiscal quarters of 2013.

CARTER’S RETAIL SALES

Carter’s retail sales increased $34.3 million, or 17.2%, in the second fiscal quarter of 2014 to $233.7 million. The increase was driven by incremental sales of $19.6 million generated by new store openings, an eCommerce sales increase of $10.3 million, and a comparable stores sales increase of $4.9 million primarily driven by an increase in the number of transactions during the second quarter. This increase was partially offset by the impact of store closings of $0.4 million.

Carter's retail sales increased $56.2 million, or 13.8%, in the first two fiscal quarters of 2014 to $464.0 million. The increase was driven by incremental sales of $39.5 million generated by new store openings and $20.5 million generated by eCommerce sales. This increase was partially offset by a comparable stores sales decrease of $3.2 million, primarily driven by a decrease in the number of transactions during the first two fiscal quarters of 2014 and the impact of store closings of $0.6 million.

In the second quarter of 2014, Carter's direct-to-consumer comparable sales increased 7.7%, comprised of eCommerce comparable sales growth of 36.5% and a retail stores comparable sales increase of 2.9%. In the first two quarters of 2014, Carter's direct-to-consumer comparable sales, increased 4.3%, comprised of eCommerce comparable sales growth of 32.0% partially offset by a retail stores comparable sales decline of 0.9%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the second fiscal quarter of 2014, we opened 20 Carter's retail stores and closed two stores. During the first two fiscal quarters of 2014, we opened 36 Carter's stores and closed three stores. There were a total of 509 Carter’s retail stores as of June 28, 2014. In total, we plan to open approximately 60 Carter's retail stores and close four stores during fiscal 2014.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $11.1 million, or 19.7%, in the second fiscal quarter of 2014 to $67.5 million. The increase was driven by incremental sales of $5.2 million generated by new store openings, a comparable store sales increase of $3.4 million driven by an increase in the average transaction value due to improved price realization, and an eCommerce sales increase of $3.0 million. This increase was partially offset by the impact of store closings of $0.6 million.

OshKosh retail sales increased $19.3 million, or 17.3%, in the first two fiscal quarters of 2014 to $131.1 million. The increase was driven by incremental sales of of $9.8 million generated by new store openings, an eCommerce sales increase of $5.9 million, and a comparable store sales increase of $4.8 million driven by an increase in the average transaction value due to improved price realization. This increase was partially offset by the impact of store closings of $1.1 million.

In the second quarter of 2014, OshKosh direct-to-consumer comparable sales increased 11.6%, comprised of eCommerce comparable sales growth of 43.2% and a retail stores comparable sales increase of 7.0%. In the first two quarters of 2014, OshKosh direct-to-consumer comparable sales increased 9.7%, comprised of eCommerce comparable sales growth of 36.8% and a retail stores comparable sales increase of 5.0%.

During the second fiscal quarter of 2014, we opened four OshKosh retail stores and closed three stores. During the first two fiscal quarters, we opened ten stores and closed four stores. There were a total of 187 OshKosh retail stores as of June 28, 2014. In total, we plan to open approximately 24 and close four OshKosh retail stores during fiscal 2014.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales increased $0.3 million, or 3.1%, in the second fiscal quarter of 2014 to $11.6 million. This increase was primarily the result of a 12.0% increase in the average price per unit, partially offset by a 8.5% decline in units shipped, as compared to the second fiscal quarter of 2013.

OshKosh wholesale sales decreased $2.3 million, or 7.6%, in the first two fiscal quarters of 2014 to $27.2 million. This decrease was primarily the result of a 12.0% decrease in units shipped, partially offset by a 4.9% increase in the average price per unit, as compared to the two fiscal quarters ended 2013.

INTERNATIONAL SALES

International sales increased $7.1 million, or 13.1%, in the second fiscal quarter of 2014 to $61.2 million. Our international wholesale sales increased $6.7 million, or 39.2%, to $23.6 million, driven by incremental sales of $3.0 million in Canada and $3.6 million in our other international locations. Our international retail sales increased by $0.5 million driven by a $5.1 million dollar increase in our Canadian retail locations and international eCommerce business, partially offset by a $4.7 million decrease in our retail operations in Japan. Comparable store sales in Canada increased $1.0 million, or 3.3%.

International sales increased $16.8 million, or 14.6%, in the first two quarters of 2014 to $131.7 million. Our international wholesale sales increased $15.7 million, or 35.6%, to $59.8 million, driven by incremental sales of $10.0 million in Canada and $5.7 million in our other international locations. Our international retail sales increased by $1.1 million driven by a $4.9 million increase in our Canadian retail locations and our international eCommerce business, partially offset by a $3.8 million decrease in our retail operations in Japan. Comparable store sales in Canada declined $1.8 million, or 3.2%.

During the second fiscal quarter of 2014, we opened seven retail stores in Canada and closed zero. During the first two fiscal quarters of 2014, we opened nine stores and closed one. There were a total of 110 retail stores in Canada as of June 28, 2014. In fiscal 2014, we plan to open a total of approximately 22 retail stores in Canada and close two.

GROSS PROFIT

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our gross profit increased $25.2 million, or 11.5%, to $245.5 million in the second fiscal quarter of 2014. Gross margin increased from 42.5% in the second fiscal quarter of 2013 to 42.8% in the second fiscal quarter of 2014.

Our gross profit increased $43.9 million, or 9.5%, to $507.2 million in the first two fiscal quarters of 2014. Gross margin decreased from 41.8% in the first two fiscal quarters in 2013 to 41.4% in the first two fiscal quarters of 2014.

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the second fiscal quarter of 2014 increased $11.3 million, or 5.8%, to $206.3 million. As a percentage of net sales, selling, general, and administrative expenses decreased from 37.7% to 35.9% in the second fiscal quarter of 2014.

The decrease in selling, general, and administrative expenses as a percentage of net sales reflects:

•	$5.5 million in lower costs associated with the office consolidation;

•	$4.2 million in lower costs associated with our exit from Japan retail operations;

•	$2.6 million in lower provisions for performance-based compensation; and

Offsetting these decreases were $4.6 million in increased amortization expense for the H.W. Carter tradename.

Selling, general, and administrative expenses in the first two fiscal quarters of 2014 increased $36.0 million, or 9.5%, to $416.4 million. As a percentage of sales, selling, general, and administrative expenses decreased from 34.3% to 34.0% in the first two fiscal quarters of 2014.

The decrease in selling, general, and administrative expenses as a percentage of net sales reflects approximately $11.5 million in lower costs associated with the office consolidation, partially offset by increases of $10.9 million in amortization expense for the H.W. Carter tradename.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the second quarter and two fiscal quarters ending June 28, 2014 was approximately $8.2 million and $18.1 million (including $1.2 million and $2.6 million of international royalty income), respectively. The increase of 9.0% and 8.0%, for the second quarter and two fiscal quarters ending June 28, 2014, respectively, as compared to the same periods in 2013, reflects strength in domestic and international royalties.

OPERATING INCOME

Operating income increased $14.6 million, or 44.6%, to $47.3 million in the second quarter of 2014 as compared to the second quarter of 2013 and increased $9.2 million, or 9.2%, to $108.9 million in the first two fiscal quarters of 2014 as compared to the first two fiscal quarters of 2013, in each case due to the factors described above.

INTEREST EXPENSE

Interest expense in the second fiscal quarter of 2014 increased $5.6 million to $6.9 million, compared to the second fiscal quarter of 2013. Weighted-average borrowings for the second fiscal quarter of 2014 were $586.0 million at an effective interest rate of 4.65%, as compared to weighted-average borrowings for the second fiscal quarter of 2013 of $186.0 million at an effective interest rate of 2.61%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Interest expense in the first two fiscal quarters of 2014 increased $11.2 million to $13.8 million, compared to the first two fiscal quarters of 2013. Weighted-average borrowings for the first two fiscal quarters of 2014 were $586.0 million at an effective interest rate of 4.65%, as compared to weighted-average borrowings for the first two fiscal quarters of 2013 of $186.0 million at an effective interest rate of 2.59%.

The effective interest rate in the second fiscal quarter and first two fiscal quarters of 2014 was higher than the comparable period of 2013 as a result of our senior notes issuance in the third fiscal quarter of 2013.

Effective interest rates include the effect of the amortization of debt issuance costs.

INCOME TAXES

Our effective tax rate for the second fiscal quarter of 2014 was 36.5% as compared to 36.8% for the second fiscal quarter of 2013. Our effective tax rate for the first two fiscal quarters of both 2014 and 2013 was 36.6%.

NET INCOME

Our net income for the second fiscal quarter of 2014 increased $6.2 million, or 31.6%, to $25.9 million as compared to $19.7 million in the second fiscal quarter of 2013. Our net income for the first two fiscal quarters of 2014 decreased $0.9 million, or 1.5%, to $60.2 million as compared to $61.1 million in the first two fiscal quarters of 2013.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital and capital expenditures. We expect our primary source of liquidity to be cash and cash equivalents on hand, cash flow from operations, and borrowings under our revolving credit facility, and we expect that these sources will fund our ongoing cash requirements for the foreseeable future, although no assurance can be given in this regard.

Net accounts receivable at June 28, 2014 were $133.9 million compared to $133.3 million at June 29, 2013 and $193.6 million at December 28, 2013, an increase of $0.6 million, or 0.5%, as compared to June 29, 2013. Due to the seasonal nature of our operations, the net accounts receivable balance at June 28, 2014 is not comparable to the net accounts receivable balance at December 28, 2013.

Net inventories at June 28, 2014 were $538.2 million compared to $429.2 million at June 29, 2013 and $417.8 million at December 28, 2013. The increase of $109.0 million, or 25.4%, as compared to June 29, 2013, primarily reflects the impact of planned supply chain initiatives, higher product costs, and planned sales and store openings. Due to the seasonal nature of our operations, the net inventories balance at June 28, 2014 is not comparable to the net inventories balance at December 28, 2013.

Net cash provided by operating activities for the first two fiscal quarters of 2014 was 33.1 million compared to net cash provided by operating activities of $69.8 million in the first two fiscal quarters of 2013. The decrease in operating cash flow primarily reflects increased working capital requirements, reflecting planned inventory increases, higher product costs, and the timing of inventory purchases and payments.

Our capital expenditures were $61.3 million in the first two fiscal quarters of 2014 compared to $70.6 million in the first two fiscal quarters of 2013, primarily reflecting expenditures of approximately $23.1 million for our U.S. and international retail store openings and remodelings, $14.5 million for the Braselton, Georgia distribution facility, $10.8 million for information technology initiatives, and $8.2 million for our new headquarters facility.

We plan to invest approximately $100 million in capital expenditures in fiscal 2014, primarily for U.S. and international retail store openings and remodelings, information technology, and further expansion of our distribution capacity at the Braselton, Georgia facility.

Secured Revolving Credit Facility

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The aggregate principal amount of the secured revolving credit facility as of June 28, 2014, was $375 million, consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility. The sub-limit for U.S. dollar letters of credit is $175 million. The revolving credit facility expires August 31, 2017.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of June 28, 2014, was 2.15%.
At June 28, 2014, we had $186.0 million in borrowings under the revolving credit facility, exclusive of $8.0 million of outstanding letters of credit, leaving approximately $181.0 million available for future borrowings.

As of June 28, 2014, we were in compliance with the financial debt covenants under our secured revolving credit facility.
Senior Notes

As of June 28, 2014, TWCC had $400 million principal amount of senior notes outstanding, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

FACILITY CLOSURES

In conjunction with our plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia, we incurred approximately $4.6 million and $6.6 million in closing-related costs for the second fiscal quarter and two fiscal quarters ended June 28, 2014. We expect approximately $0.5 million in additional costs in fiscal 2014 related to the office consolidation. The June 28, 2014 severance accrual of approximately $2.7 million is expected to be paid by the end of fiscal 2014.

In the fourth quarter of 2013, we made the decision to exit retail operations in Japan based on revised forecasts which do not meet our investment objectives. We incurred approximately $0.9 million and $1.5 million in closing related costs in the second fiscal quarter and first two fiscal quarters ended June 28, 2014, respectively. For the two fiscal quarters ended June 28, 2014, we also recorded approximately $1.0 million in cost of goods sold related to a favorable recovery on inventory. We expect to incur approximately $0.3 million of additional costs in fiscal 2014 in connection with the exit of retail operations in Japan. The June 28, 2014 accrual of approximately $0.6 million is expected to be paid by the end of fiscal 2014.

BONNIE TOGS ACQUISITION

As of June 28, 2014, a discounted contingent consideration liability related to our 2011 acquisition of Bonnie Togs of approximately $16.8 million remains. The liability is based upon the high probability that Bonnie Togs will attain its earnings targets. Approximately $9.4 million of the total liability is included in other current liabilities and the remainder is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet.

SHARE REPURCHASES

Pursuant to the previously announced share repurchase authorizations by the Board of Directors, during the first two quarters of fiscal 2014, the Company repurchased and retired 499,151 shares in open market transactions, or approximately $36.1 million, at an average price of $72.28 per share. The total remaining capacity under the repurchase authorizations as of June 28, 2014, was approximately $231.2 million. The share repurchase authorizations have no expiration date.

Accelerated Stock Repurchase Program

The Company's previously announced 2013 ASR agreements were settled during the first fiscal quarter of 2014 and approximately one million additional shares were received in the first quarter with a fair market value, at trade date, of approximately $70.3 million. We received a total of approximately 5.6 million shares under the ASR program and all shares received were retired upon receipt.

DIVIDENDS

In the first and second fiscal quarters of 2014, the Company's Board of Directors paid quarterly cash dividend of $0.19 per share. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for fiscal 2013, filed on Form 10-K. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans and stock-based compensation arrangements. There have been no significant changes in the application of these policies since December 28, 2013.

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

The financial statements of our foreign subsidiaries, that are denominated in functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in Accumulated other comprehensive income (loss). Our Canadian subsidiary records Canadian denominated sales which are translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the first two quarters of fiscal 2014 as compared to the first two quarters of fiscal 2013 negatively impacted International segment net sales in the first two quarters of fiscal 2014 by approximately $6.8 million, primarily due to the devaluation of the Canadian dollar relative to the U.S. dollar.

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar. Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. Transaction gains and losses are recorded in our Statement of Operations within Other expense, net. From time to time, we have employed foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. During the fiscal quarter ended June 28, 2014, we had no outstanding foreign exchange contracts. To date, such transaction gains and losses have not had a material impact on our financial condition or results of operations.

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of June 28, 2014, our outstanding variable rate debt aggregated approximately $186.0 million.
Weighted-average variable rate borrowings as of June 28, 2014 were $186.0 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual interest cost by approximately $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 28, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We derived approximately 25% of our consolidated net sales from our top five customers for the two fiscal quarters ended June 28, 2014. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, financial difficulties, including bankruptcy or insolvency, or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results. Further, a large percentage of our gross accounts receivables are typically from our largest wholesale customers. For example, approximately 75% of our gross accounts receivable at June 28, 2014 were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of gross accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers were unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers or licensees were to deteriorate, or such customer or licensee fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business.

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

Although we maintain policies with our vendors, independent manufacturers and licensees that promote ethical business practices and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, licensees, or their labor practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, or other laws by these vendors, independent manufacturers, or licensees could damage the image and reputation of our brand and could subject us to liability. As a result, negative publicity regarding our Company, brands or products, including licensed products, could adversely affect our reputation and sales. Further, while the Company takes steps to ensure the reputation of its brand is maintained through its license agreements, there can be no guarantee that the Company's brand image will not be negatively impacted through its association with products or actions of licensees. In addition, we are subject to certain rules as a public company, such as the conflict minerals rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that require disclosure of certain activities notwithstanding their compliance with the substantive provisions of applicable law. If we are required to make such disclosures, it is possible that our reputation could be harmed.

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

We rely on the security of our networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers, employees, and vendors. If unauthorized parties gain access to these networks or databases, they may be able to steal, publish, delete, or modify our private and sensitive third-party information including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties, or employees, be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, operational changes, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

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

We source substantially all of our products through foreign production arrangements. Our dependence on foreign supply sources are subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.

We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our sourcing agents and directly through our Hong Kong sourcing office. The following could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

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

• disruptions in the global transportation network such as a port strike, work stoppages or other labor unrest, capacity withholding, world trade restrictions, or war;

• the application of foreign intellectual property laws;

• the ability of our vendors to secure sufficient credit to finance the manufacturing process including the acquisition of raw materials;

• potential social compliance concerns resulting from our use of international vendors, independent manufacturers and licensees, over whom we have limited control;

• manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods such as air-freight services;
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

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, the shipping port we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. The existing contract between the port through which we source most of our products and
International Longshore and Warehouse Union expired on July 1, 2014 and negotiations for a new labor contract are ongoing. While we have contingency plans in place, in the event that slow-downs, disruptions or a strike occurs in connection with such contract expiration or otherwise, it may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We source substantially all of our products through a network of vendors. We have limited control over these vendors and we may experience delays, product recalls, or loss of revenues if our products do not meet our quality standards.

Our vendors may not continue to provide products that are consistent with our standards. We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards. A failure in our quality control program may result in diminished product quality, which in turn may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. Because we do not control our vendors, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.

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

As of June 28, 2014, the Company had goodwill of $136.6 million for Carter's and goodwill of $49.6 million for Bonnie
Togs, and tradename assets of $220.2 million for the Carter's brand and $85.5 million for the OshKosh brand on its consolidated balance sheet. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of June 28, 2014, we had approximately $586.0 million aggregate principal amount of debt outstanding (excluding approximately $8.0 million of outstanding letters of credit), and approximately $181.0 million of undrawn availability under our senior secured revolving credit facility after giving effect to $8.0 million of letters of credit issued under our senior secured revolving credit facility.

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

• our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited;

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

Failure to implement new information technology systems or needed upgrades to our systems, including operational and financial systems, could adversely affect our business.

As our business grows in size, complexity, and geography, we expect our information technology infrastructure to be in regular need of enhancement and upgrades. Failure to implement new systems or upgrade systems, including operation and financial systems, as needed or complications encountered in implementing new systems or upgrading existing systems could cause disruptions that may adversely affect our business results or operations. Further, additional investment needed to upgrade and expand our information technology infrastructure will require significant investment of additional resources and capital.

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

• fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar and the currencies in other markets in which we conduct or may conduct business; and

• general economic fluctuations in specific countries or markets.

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

In 2013, the Company initiated a quarterly cash dividend. Future declarations of quarterly cash dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities. Additionally, provisions in our senior credit facility and the indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on, or make future repurchases of, our common stock. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the second fiscal quarter of 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

March 30, 2014 through April 26, 2014	72,151	$74.51	72,151	$260,210,665

April 27, 2014 through May 24, 2014	154,260	$73.23	151,900	$249,088,892

May 25, 2014 through June 28, 2014	253,500	$70.74	253,500	$231,155,209

Total	479,911		477,551

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 2,360 shares surrendered between March 30, 2014 and June 28, 2014.

(2)
Amounts purchased during the first fiscal quarter of 2014 were made in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

4.1
Indenture, dated August 12, 2013, by and among The William Carter Company certain guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Carter’s, Inc. Current Report on Form 8-K filed on August 12, 2013.

4.2
First Supplemental Indenture, dated June 25, 2014, by and among The William Carter Company, certain guarantors party thereto from time to time and Wells Fargo Bank, National Association, as
Trustee. Incorporated by reference to Carter’s, Inc. Amendment No. 1 to Registration Statement on Form S-4 filed on June 27, 2014.

4.3
Registration Rights Agreement, dated August 12, 2013, by and among The William Carter Company, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporated by reference to Carter’s, Inc. Periodic Report on Form 8-K filed on August 12, 2013.

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

Date : July 24, 2014	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : July 24, 2014	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)