Form 10-Q
period 2014-09-27
CARTERS INC
filed 2014-10-23
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 17, 2014
Common stock, par value $0.01 per share	52,905,519

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 27, 2014, December 28, 2013, and September 28, 2013	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 27, 2014 and September 28, 2013	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 27, 2014 and September 28, 2013	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three fiscal quarters ended September 27, 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 27, 2014 and September 28, 2013	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4	Controls and Procedures	37

Part II. Other Information

Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3	Defaults upon Senior Securities	49
Item 4	Mine Safety Disclosures	49
Item 5	Other Information	49
Item 6	Exhibits	49

Signatures		50

Certifications

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	September 27, 2014	December 28, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$133,646	$286,546	$201,819
Accounts receivable, net	232,478	193,611	245,610
Finished goods inventories, net	519,416	417,754	440,446
Prepaid expenses and other current assets	31,258	35,157	22,872
Deferred income taxes	38,569	37,313	33,456
Total current assets	955,367	970,381	944,203
Property, plant, and equipment, net	332,875	307,885	256,225
Tradenames and other intangibles, net	316,046	330,258	336,596
Goodwill	184,196	186,077	188,006
Deferred debt issuance costs, net	7,043	8,088	7,961
Other assets	11,214	9,795	4,566
Total assets	$1,806,741	$1,812,484	$1,737,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117,329	$164,010	$158,600
Other current liabilities	100,473	105,129	85,107
Total current liabilities	217,802	269,139	243,707

Long-term debt	586,000	586,000	586,000
Deferred income taxes	113,173	121,434	110,708
Other long-term liabilities	138,185	135,180	138,219
Total liabilities	$1,055,160	$1,111,753	$1,078,634

Commitments and contingencies

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 27, 2014, December 28, 2013, and September 28, 2013	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 52,977,519, 54,541,879 and 54,542,594 shares issued and outstanding at September 27, 2014, December 28, 2013 and September 28, 2013, respectively	530	545	545
Additional paid-in capital	—	4,332	—
Accumulated other comprehensive loss	(13,627)	(10,082)	(13,531)
Retained earnings	764,678	705,936	671,909
Total stockholders' equity	751,581	700,731	658,923
Total liabilities and stockholders' equity	$1,806,741	$1,812,484	$1,737,557

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$798,936	$760,173	$2,024,645	$1,869,056
Cost of goods sold	477,730	450,524	1,196,237	1,096,100
Gross profit	321,206	309,649	828,408	772,956
Selling, general, and administrative expenses	221,939	229,264	638,349	609,639
Royalty income	(11,190)	(10,691)	(29,276)	(27,440)
Operating income	110,457	91,076	219,335	190,757
Interest expense	6,843	4,133	20,623	6,681
Interest income	(45)	(138)	(317)	(523)
Other expense (income), net	1,311	(55)	1,718	1,049
Income before income taxes	102,348	87,136	197,311	183,550
Provision for income taxes	36,462	30,565	71,232	65,891
Net income	$65,886	$56,571	$126,079	$117,659

Basic net income per common share	$1.24	$0.98	$2.36	$2.00
Diluted net income per common share	$1.23	$0.97	$2.34	$1.98
Dividend declared and paid per common share	$0.19	$0.16	$0.57	$0.32

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$65,886	$56,571	$126,079	$117,659
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,577)	1,676	(3,545)	(2,326)
Comprehensive income	$62,309	$58,247	$122,534	$115,333

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 28, 2013	54,541,879	$545	$4,332	$(10,082)	$705,936	$700,731
Income tax benefit from stock-based compensation	—	—	4,356	—	—	4,356
Exercise of stock options	251,876	2	7,769	—	—	7,771
Withholdings from vesting of restricted stock	(65,391)	(1)	(4,471)	—	—	(4,472)
Restricted stock activity	124,849	3	(3)	—	—	—
Stock-based compensation expense	—	—	12,802	—	—	12,802
Issuance of common stock	15,559	—	1,081	—	—	1,081
Repurchase of common stock	(1,891,253)	(19)	(25,866)	—	(36,884)	(62,769)
Cash dividends declared and paid	—	—	—	—	(30,453)	(30,453)
Comprehensive income	—	—	—	(3,545)	126,079	122,534
Balance at September 27, 2014	52,977,519	$530	$—	$(13,627)	$764,678	$751,581

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$126,079	$117,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,831	36,065
Amortization of H.W. Carter and Sons tradenames	14,157	7,271
Non-cash revaluation of contingent consideration	900	2,347
Amortization of debt issuance costs	1,144	677
Non-cash stock-based compensation expense	13,883	12,356
Income tax benefit from stock-based compensation	(4,356)	(10,775)
Loss on disposal of property, plant, and equipment	541	376
Deferred income taxes	(8,963)	(1,469)
Effect of changes in operating assets and liabilities:
Accounts receivable	(39,133)	(77,751)
Inventories	(104,143)	(91,953)
Prepaid expenses and other assets	2,373	(1,061)
Accounts payable and other liabilities	(20,386)	69,724
Net cash provided by operating activities	24,927	63,466

Cash flows from investing activities:
Capital expenditures	(83,634)	(129,628)
Acquisitions	—	(38,007)
Proceeds from sale of property, plant, and equipment	143	—
Net cash used in investing activities	(83,491)	(167,635)

Cash flows from financing activities:
Proceeds from senior notes	—	400,000
Payments of debt issuance costs	(145)	(6,487)
Repurchase of common stock	(62,769)	(454,133)
Payment of contingent consideration	(8,901)	(14,721)
Dividends paid	(30,453)	(18,988)
Income tax benefit from stock-based compensation	4,356	10,775
Withholdings from vesting of restricted stock	(4,472)	(4,991)
Proceeds from exercise of stock options	7,771	12,424
Net cash used in financing activities	(94,613)	(76,121)

Effect of exchange rate changes on cash	277	(127)
Net decrease in cash and cash equivalents	(152,900)	(180,417)
Cash and cash equivalents, beginning of period	286,546	382,236
Cash and cash equivalents, end of period	$133,646	$201,819

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company” and “its”) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of September 27, 2014, the Company operated 525 Carter’s stores in the United States, 195 OshKosh stores in the United States, and 115 stores in Canada.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholder’s equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended September 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2015.

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

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. As a result, fiscal 2014, ending on January 3, 2015, will be comprised of 53 weeks.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following, net of income tax:

(dollars in thousands)	September 27, 2014	December 28, 2013	September 28, 2013
Cumulative foreign currency translation adjustments	$(11,097)	$(7,552)	$(4,392)
Pension and post-retirement liability adjustment	(2,530)	(2,530)	(9,139)
Total accumulated other comprehensive loss	$(13,627)	$(10,082)	$(13,531)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets were as follows:

		September 27, 2014			December 28, 2013
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	47,626	—	47,626	49,507	—	49,507
Total goodwill		$184,196	$—	$184,196	$186,077	$—	$186,077

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	3 years	38,007	27,745	10,262	38,007	13,588	24,419
Bonnie Togs tradename	2 years	541	541	—	562	562	—
Total tradenames		344,281	28,286	315,995	344,302	14,150	330,152
Non-compete agreements	4 years	270	219	51	280	174	106
Total tradenames and other intangibles, net		$344,551	$28,505	$316,046	$344,582	$14,324	$330,258

		September 28, 2013
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	51,436	—	51,436
Total goodwill		$188,006	$—	$188,006

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	3 years	38,007	7,271	30,736
Bonnie Togs tradename	2 years	584	584	—
Total tradenames		344,324	7,855	336,469
Non-compete agreements	4 years	291	164	127
Total tradenames and other intangibles, net		$344,615	$8,019	$336,596

The Company recorded approximately $2.3 million and $14.2 million of amortization expense for the fiscal quarter and three fiscal quarters ended September 27, 2014, respectively. The Company recorded approximately $6.3 million and $7.3 million of amortization expense for the fiscal quarter and three fiscal quarters ended September 28, 2013, respectively. The estimated future amortization expense for these assets is approximately $2.3 million for the remainder of fiscal 2014, $6.2 million for fiscal 2015, and $1.8 million for fiscal 2016.

NOTE 5 – COMMON STOCK:

Pursuant to the previously announced share repurchase authorizations by the Board of Directors, during the fiscal quarter and three fiscal quarters ended September 27, 2014, the Company repurchased and retired shares in open market transactions in the following amounts:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Number of shares repurchased	367,948	226,400	867,099	816,402
Aggregate cost of shares repurchased (in millions)	$26.7	$16.4	$62.8	$54.1
Avg price per share	$72.54	$72.33	$72.39	$66.31

The total remaining capacity under the repurchase authorizations as of September 27, 2014 was approximately $204.5 million. The authorizations have no expiration date.

Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into two fixed dollar accelerated stock repurchase (ASR) agreements totaling $400 million which were settled during January 2014 with approximately one million additional shares received by the Company with a fair market value, at trade date, of approximately $70.3 million. Under the ASR agreements, the Company has received and retired a total of approximately 5.6 million shares.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	September 27, 2014	December 28, 2013	September 28, 2013
Senior notes	$400,000	$400,000	$400,000
Secured revolving credit facility	186,000	186,000	186,000
Total long-term debt	$586,000	$586,000	$586,000

As of September 27, 2014, the Company had approximately $186.0 million in borrowings under its secured revolving credit facility, exclusive of $6.5 million of outstanding letters of credit. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of September 27, 2014, was 2.15%. As of September 27, 2014, there was approximately $182.5 million available for future borrowing. As of September 27, 2014, The William Carter Company ("TWCC"), a 100% owned subsidiary of Carter's Inc., had outstanding $400 million principal amount of senior notes bearing interest at a rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

As of September 27, 2014, the Company was in compliance with the financial debt covenants under the secured revolving credit facility.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock options	$1,039	$1,136	$3,498	$3,644
Restricted stock:
Time-based awards	1,576	1,666	5,215	5,148
Performance-based awards	1,439	1,129	4,089	3,111
Stock awards	—	—	1,081	453
Total	$4,054	$3,931	$13,883	$12,356

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

All of the cost of stock-based compensation was reflected as a component of selling, general, and administrative expenses.

NOTE 8 – EMPLOYEE BENEFIT PLANS

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest cost	$622	$584	$1,866	$1,752
Expected return on plan assets	(798)	(764)	(2,394)	(2,292)
Recognized actuarial loss	21	208	63	624
Net periodic pension (benefit) cost	$(155)	$28	$(465)	$84

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations was as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Service cost – benefits attributed to service during the period	$28	$40	$84	$120
Interest cost on accumulated post-retirement benefit obligation	57	58	171	174
Amortization net actuarial gain	(52)	(34)	(156)	(102)
Curtailment gain	(22)	—	(66)	—
Total net periodic post-retirement benefit cost	$11	$64	$33	$192

NOTE 9 – INCOME TAXES

As of September 27, 2014, the Company had gross unrecognized income tax benefits of approximately $12.0 million, of which $8.5 million, if ultimately recognized, will affect the Company’s effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits are approximately $1.3 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2014 or fiscal 2015 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and three fiscal quarters ended September 27, 2014 and September 28, 2013, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.9 million, $0.8 million, and $0.8 million of interest accrued on uncertain tax positions as of September 27, 2014, December 28, 2013, and September 28, 2013, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. The Company had approximately $6.9 million, $5.4 million, and $4.5 million of such Level 1 investments as of September 27, 2014, December 28, 2013, and September 28, 2013, respectively.

During the third fiscal quarter and three fiscal quarters ended September 27, 2014 and September 28, 2013, gains on the investments in marketable securities were not significant.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability related to the Company's acquisition of Bonnie Togs on June 30, 2011:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at the beginning of period	$16,848	$29,950	16,348	29,704
Payments made	(8,901)	(14,721)	(8,901)	(14,721)
Accretion (income) expense	444	480	900	2,347
Foreign currency translation adjustment	(762)	791	(718)	(830)
Balance at the end of period	$7,629	$16,500	$7,629	$16,500

The contingent consideration liability is a Level 3 fair value measurement. As of September 27, 2014, the Company determined the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis reflecting a high probability that the earnings targets will be met, and a discount rate of 18%.

BORROWINGS

As of September 27, 2014, the Level 2 fair value of the Company's $186 million in borrowings under its secured revolving credit facility approximated carrying value. The Level 2 fair value of the Company's $400 million in senior notes outstanding was approximately $410.0 million.

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	52,356,122	56,908,631	52,788,217	57,982,401
Dilutive effect of equity awards	470,842	531,514	476,893	614,045
Diluted number of common and common equivalent shares outstanding	52,826,964	57,440,145	53,265,110	58,596,446

Basic net income per common share (in thousands, except per share data):
Net income	$65,886	$56,571	$126,079	$117,659
Income allocated to participating securities	(887)	(759)	(1,706)	(1,566)
Net income available to common shareholders	$64,999	$55,812	$124,373	$116,093

Basic net income per common share	$1.24	$0.98	$2.36	$2.00

Diluted net income per common share (in thousands, except per share data):
Net income	$65,886	$56,571	$126,079	$117,659
Income allocated to participating securities	(880)	(753)	(1,695)	(1,553)
Net income available to common shareholders	$65,006	$55,818	$124,384	$116,106

Diluted net income per common share	$1.23	$0.97	$2.34	$1.98

Anti-dilutive shares excluded from dilutive earnings per share computation	234,700	339,400	265,000	355,700

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	September 27, 2014	December 28, 2013	September 28, 2013
Accrued bonuses and incentive compensation	$11,793	$19,579	$13,799
Contingent consideration	7,629	8,964	9,706
Income taxes payable	19,609	97	1,600
Accrued workers' compensation	2,853	7,236	6,152
Accrued sales and use taxes	8,037	8,486	7,256
Accrued salaries and wages	2,968	7,609	6,224
Accrued gift certificates	8,863	7,899	6,409
Accrued 401(k) contributions	3,708	8,775	5,985
Accrued closure costs	1,337	9,128	8,210
Other current liabilities	33,676	27,356	19,766
Total	$100,473	$105,129	$85,107

Other long-term liabilities consisted of the following:

(dollars in thousands)	September 27, 2014	December 28, 2013	September 28, 2013
Deferred lease incentives	65,731	$68,876	$67,988
Accrued rent	38,812	31,821	26,525
Contingent consideration	—	7,384	6,794
Accrued workers' compensation	4,270	—	—
OshKosh pension plan	3,303	3,768	13,638
Unrecognized tax benefits	12,928	11,947	11,468
Post-retirement medical plan	5,458	5,055	6,201
Deferred compensation	7,578	6,225	5,445
Other	105	104	160
Total	$138,185	$135,180	$138,219

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 14 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 27, 2014	% of Total	September 28, 2013	% of Total	September 27, 2014	% of Total	September 28, 2013	% of Total
Net sales:
Carter’s Wholesale	$309,772	38.8%	$318,607	41.9%	$781,460	38.6%	$763,518	40.9%
Carter’s Retail (a)	281,455	35.2%	251,028	33.0%	745,473	36.8%	658,827	35.2%
Total Carter’s	591,227	74.0%	569,635	74.9%	1,526,933	75.4%	1,422,345	76.1%
OshKosh Retail (a)	91,427	11.4%	81,894	10.8%	222,500	11.0%	193,662	10.4%
OshKosh Wholesale	25,107	3.1%	24,583	3.2%	52,342	2.6%	54,070	2.9%
Total OshKosh	116,534	14.5%	106,477	14.0%	274,842	13.6%	247,732	13.4%
International (b)	91,175	11.5%	84,061	11.1%	222,870	11.0%	198,979	10.5%
Total net sales	$798,936	100.0%	$760,173	100.0%	$2,024,645	100.0%	$1,869,056	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Wholesale	$55,762	18.0%	$56,703	17.8%	$133,489	17.1%	$138,186	18.1%
Carter’s Retail (a)	54,501	19.4%	47,601	19.0%	137,659	18.5%	120,641	18.3%
Total Carter’s	110,263	18.6%	104,304	18.3%	271,148	17.8%	258,827	18.2%
OshKosh Retail (a)	5,300	5.8%	5,649	6.9%	(883)	(0.4)%	(5,520)	(2.9)%
OshKosh Wholesale	2,240	8.9%	4,445	18.1%	5,125	9.8%	7,929	14.7%
Total OshKosh	7,540	6.5%	10,094	9.5%	4,242	1.5%	2,409	1.0%
International (b) (c)	15,896	17.4%	15,129	18.0%	27,039	12.1%	27,478	13.8%
Total segment operating income	133,699	16.7%	129,527	17.0%	302,429	14.9%	288,714	15.4%
Corporate expenses (d) (e)	(23,242)	(2.9)%	(38,451)	(5.1)%	(83,094)	(4.1)%	(97,957)	(5.2)%
Total operating income	$110,457	13.8%	$91,076	12.0%	$219,335	10.8%	$190,757	10.2%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)	Includes the following net charges:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revaluation of contingent consideration	$0.4	$0.5	$0.9	$2.3
Exit from Japan retail operations	$—	$—	$0.5	$—

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)    Includes the following charges:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Closure of distribution facility in Hogansville, GA (1)	$0.2	$0.4	$0.9	$1.0
Office consolidation costs	$—	$5.9	$6.6	$24.1
Amortization of H.W. Carter and Sons tradenames	$2.3	$6.3	$14.2	$7.3

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia.

NOTE 15 – FACILITY CLOSURES

HOGANSVILLE DISTRIBUTION FACILITY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the plan to close the Hogansville, Georgia distribution facility, the Company recorded approximately $0.4 million and $1.0 million in closing-related charges in selling, general, and administrative expenses for the third fiscal quarter and three fiscal quarters ending September 28, 2013. There were no additional closing-related charges recorded for the third fiscal quarter and three fiscal quarters ending September 27, 2014.

As of September 28, 2013, the restructuring reserves related to the closure of the Hogansville facility were approximately $2.6 million and were included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet. There was no ending liability amount as of September 27, 2014. The salvage value of this facility is estimated to be $2.0 million and is held for sale as of September 27, 2014.

OFFICE CONSOLIDATION

In connection with the Company's plan to consolidate into a new headquarters facility in Atlanta, Georgia, the Company recorded the following charges in selling, general, and administrative expenses:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Other closure costs	$—	$4.7	$5.7	$16.1
Severance and other benefits	—	0.6	0.9	4.7
Accelerated depreciation	—	0.6	—	3.2
Total	$—	$5.9	$6.6	$24.1

The following table summarizes the restructuring reserves related to the office consolidation as of September 27, 2014:

(dollars in millions)	Severance	Other closure costs	Total
Balance at December 28, 2013	$4.7	$1.7	$6.4
Provision	0.9	5.7	6.6
Payments	(4.3)	(4.9)	(9.2)
Other	—	0.5	0.5
Balance at September 27, 2014	$1.3	$3.0	$4.3

The severance reserve is included in other current liabilities and other closure costs are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.

As of September 28, 2013, restructuring reserves were approximately $5.6 million.

The Company has substantially completed its consolidation efforts, and the severance accrual is expected to be substantially paid by the end of fiscal 2014. The Company does not expect to incur any additional costs in fiscal 2014 in connection with the office consolidation.

JAPAN RETAIL OPERATIONS

In the fourth fiscal quarter of 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts which did not meet the Company's investment objectives. The Company recorded the following charges in selling, general, and administrative expenses:

	Fiscal quarter ended	Three fiscal quarters ended
(dollars in millions)	September 27, 2014	September 27, 2014
Other closure costs	$—	$(0.3)
Severance and other benefits	—	0.9
Accelerated depreciation	—	0.9
Total	$—	$1.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company also recorded approximately $1.0 million in cost of goods sold related to a favorable recovery on inventory in the three fiscal quarters ended September 27, 2014. The Company does not expect to incur any additional costs in fiscal 2014 in connection with the exit of retail operations in Japan.

There were no such exit costs related to Japan recorded in the third fiscal quarter and three fiscal quarters ended September 28, 2013.

The following table summarizes the restructuring reserves related to the exit of retail operations in Japan, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 27, 2014:

(dollars in millions)	Severance	Other closure costs	Total
Balance at December 28, 2013	$0.9	$2.0	$2.9
Provision	0.9	(0.3)	0.6
Payments	(1.8)	(1.7)	(3.5)
Balance at September 27, 2014	$—	$—	$—

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of TWCC (the “Issuer”), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the “Parent”), by each of the Company’s current domestic subsidiaries, and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s senior secured revolving credit facility or certain other debt of the Company or the subsidiary guarantors.
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
During the third quarter of fiscal 2014, the Company revised its Guarantor Condensed Consolidating Statements of Comprehensive Income to correct a presentation error related to certain other comprehensive income transactions within the Subsidiary Issuer and Guarantor Subsidiaries columns in the Company’s previously filed Form 10-Q for the first and second fiscal quarters of 2014, which includes the comparative periods, and for the fiscal years ended December 28, 2013 and December 29, 2012.   These presentation items had no effect on the Company’s Consolidated Financial Statements.  The Company concluded that these items were not material to the financial statements taken as a whole, but elected to revise previously reported amounts within this footnote for all periods presented.  Future filings will reflect these revisions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets
As of September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106,699	$5,708	$21,239	$—	$133,646
Accounts receivable, net	—	198,339	25,988	8,151	—	232,478
Intercompany receivable	—	89,704	86,256	10,153	(186,113)	—
Intercompany loan receivable	—	35,000	—	—	(35,000)	—
Finished goods inventories, net	—	270,504	236,235	58,259	(45,582)	519,416
Prepaid expenses and other current assets	—	9,151	15,053	7,054	—	31,258
Deferred income taxes	—	23,860	13,026	1,683	—	38,569
Total current assets	—	733,257	382,266	106,539	(266,695)	955,367
Property, plant, and equipment, net	—	158,401	146,908	27,566	—	332,875
Goodwill	—	136,570	—	47,626	—	184,196
Tradenames and other intangibles, net	—	230,495	85,500	51	—	316,046
Deferred debt issuance costs, net	—	7,043	—	—	—	7,043
Other assets	—	10,685	529	—	—	11,214
Intercompany long term receivable	—	—	233,039	—	(233,039)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	751,581	581,538	8,156	—	(1,341,275)	—
Total assets	$751,581	$1,957,989	$856,398	$181,782	$(1,941,009)	$1,806,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$73,951	$32,008	$11,370	$—	$117,329
Intercompany payables	—	88,637	93,747	3,729	(186,113)	—
Intercompany loan payable	—	—	—	35,000	(35,000)	—
Other current liabilities	—	39,007	47,401	14,065	—	100,473
Total current liabilities	—	201,595	173,156	64,164	(221,113)	217,802

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	70,230	42,943	—	—	113,173
Intercompany long term liability	—	233,039	—	—	(233,039)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,962	55,844	12,379	—	138,185
Stockholders' equity	751,581	797,163	484,455	105,239	(1,386,857)	751,581
Total liabilities and stockholders' equity	$751,581	$1,957,989	$856,398	$181,782	$(1,941,009)	$1,806,741

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$278,260	$—	$8,286	$—	$286,546
Accounts receivable, net	—	163,264	20,365	9,982	—	193,611
Intercompany receivable	—	62,802	104,123	12,385	(179,310)	—
Finished goods inventories, net	—	221,462	181,889	46,217	(31,814)	417,754
Prepaid expenses and other current assets	—	18,475	11,878	4,804	—	35,157
Deferred income taxes	—	20,594	15,893	826	—	37,313
Total current assets	—	764,857	334,148	82,500	(211,124)	970,381
Property, plant, and equipment, net	—	148,671	133,846	25,368	—	307,885
Goodwill	—	136,570	—	49,507	—	186,077
Tradenames and other intangibles, net	—	244,653	85,500	105	—	330,258
Deferred debt issuance costs, net	—	8,088	—	—	—	8,088
Other assets	—	9,743	52	—	—	9,795
Intercompany long term receivable	—	—	263,183	—	(263,183)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	700,731	547,186	1,502	—	(1,249,419)	—
Total assets	$700,731	$1,959,768	$818,231	$157,480	$(1,823,726)	$1,812,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$108,851	$40,825	$14,334	$—	$164,010
Intercompany payables	—	100,804	70,857	7,649	(179,310)	—
Other current liabilities	—	29,037	57,610	18,482	—	105,129
Total current liabilities	—	238,692	169,292	40,465	(179,310)	269,139

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	77,798	43,636	—	—	121,434
Intercompany long term liability	—	263,183	—	—	(263,183)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	61,550	55,175	18,455	—	135,180
Stockholders' equity	700,731	732,545	450,128	98,560	(1,281,233)	700,731
Total liabilities and stockholders' equity	$700,731	$1,959,768	$818,231	$157,480	$(1,823,726)	$1,812,484

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$180,781	$7,701	$13,337	$—	$201,819
Accounts receivable, net	—	215,063	23,252	7,295	—	245,610
Intercompany receivable	—	75,439	63,413	9,639	(148,491)	—
Finished goods inventories, net	—	224,245	219,760	42,760	(46,319)	440,446
Prepaid expenses and other current assets	—	6,148	13,204	3,520	—	22,872
Deferred income taxes	—	25,044	7,328	1,084	—	33,456
Total current assets	—	726,720	334,658	77,635	(194,810)	944,203
Property, plant, and equipment, net	—	116,964	113,767	25,494	—	256,225
Goodwill	—	136,570	—	51,436	—	188,006
Tradenames and other intangibles, net	—	250,969	85,500	127	—	336,596
Deferred debt issuance costs, net	—	7,961	—	—	—	7,961
Other assets	—	4,513	53	—	—	4,566
Intercompany long term receivable	—	—	158,777	—	(158,777)	—
Investment in subsidiaries	658,923	551,277	8,705	—	(1,218,905)	—
Total assets	$658,923	$1,794,974	$701,460	$154,692	$(1,572,492)	$1,737,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$119,740	$29,238	$9,622	$—	$158,600
Intercompany payables	—	55,051	75,724	17,716	(148,491)	—
Other current liabilities	—	38,122	31,922	15,063	—	85,107
Total current liabilities	—	212,913	136,884	42,401	(148,491)	243,707
Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	74,170	36,538	—	—	110,708
Intercompany long term liability	—	158,777	—	—	(158,777)	—
Other long-term liabilities	—	57,872	62,566	17,781	—	138,219
Stockholders' equity	658,923	705,242	465,472	94,510	(1,265,224)	658,923
Total liabilities and stockholders' equity	$658,923	$1,794,974	$701,460	$154,692	$(1,572,492)	$1,737,557

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations

For the fiscal quarter ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$523,572	$410,161	$66,731	$(201,528)	$798,936
Cost of goods sold	—	372,575	248,442	39,513	(182,800)	477,730
Gross profit	—	150,997	161,719	27,218	(18,728)	321,206
Selling, general, and administrative expenses	—	54,524	154,631	20,618	(7,834)	221,939
Royalty income	—	(8,607)	(5,628)	—	3,045	(11,190)
Operating income	—	105,080	12,716	6,600	(13,939)	110,457
Interest expense	—	6,841	1,298	145	(1,441)	6,843
Interest income	—	(1,465)	—	(21)	1,441	(45)
(Income) loss in subsidiaries	(65,886)	(5,451)	(3,256)	—	74,593	—
Other (income) expense, net	—	(89)	93	1,307	—	1,311
Income (loss) before income taxes	65,886	105,244	14,581	5,169	(88,532)	102,348
Provision for income taxes	—	25,419	9,648	1,395	—	36,462
Net income (loss)	$65,886	$79,825	$4,933	$3,774	$(88,532)	$65,886

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended September 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$498,079	$391,706	$63,227	$(192,839)	$760,173
Cost of goods sold	—	360,223	214,701	31,956	(156,356)	450,524
Gross profit	—	137,856	177,005	31,271	(36,483)	309,649
Selling, general, and administrative expenses	—	58,050	179,231	24,402	(32,419)	229,264
Royalty income	—	(8,066)	(5,246)	—	2,621	(10,691)
Operating income	—	87,872	3,020	6,869	(6,685)	91,076
Interest expense	—	4,106	—	27	—	4,133
Interest income	—	(133)	3	(8)	—	(138)
(Income) loss in subsidiaries	(56,571)	5,969	(1,917)	—	52,519	—
Other expense (income), net	—	20	(24)	(51)	—	(55)
Income (loss) before income taxes	56,571	77,910	4,958	6,901	(59,204)	87,136
Provision for income taxes	—	14,654	13,402	2,509	—	30,565
Net income (loss)	$56,571	$63,256	$(8,444)	$4,392	$(59,204)	$56,571

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,269,456	$1,057,542	$164,894	$(467,247)	$2,024,645
Cost of goods sold	—	913,112	624,036	95,317	(436,228)	1,196,237
Gross profit	—	356,344	433,506	69,577	(31,019)	828,408
Selling, general, and administrative expenses	—	144,119	454,600	64,020	(24,390)	638,349
Royalty income	—	(22,584)	(13,823)	—	7,131	(29,276)
Operating income	—	234,809	(7,271)	5,557	(13,760)	219,335
Interest expense	—	20,620	3,909	189	(4,095)	20,623
Interest income	—	(4,386)	—	(26)	4,095	(317)
(Income) loss in subsidiaries	(126,079)	25,344	(10,034)	—	110,769	—
Other (income) expense, net	—	(224)	208	1,734	—	1,718
Income (loss) before income taxes	126,079	193,455	(1,354)	3,660	(124,529)	197,311
Provision for income taxes	—	53,616	15,569	2,047	—	71,232
Net income (loss)	$126,079	$139,839	$(16,923)	$1,613	$(124,529)	$126,079

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended September 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,200,956	$1,005,936	$150,649	$(488,485)	$1,869,056
Cost of goods sold	—	855,876	557,699	73,505	(390,980)	1,096,100
Gross profit	—	345,080	448,237	77,144	(97,505)	772,956
Selling, general, and administrative expenses	—	161,348	475,951	65,660	(93,320)	609,639
Royalty income	—	(20,687)	(12,741)	—	5,988	(27,440)
Operating income	—	204,419	(14,973)	11,484	(10,173)	190,757
Interest expense	—	6,654	—	27	—	6,681
Interest income	—	(395)	—	(128)	—	(523)
(Income) loss in subsidiaries	(117,659)	21,199	(3,314)	—	99,774	—
Other (income) expense, net	—	(141)	162	1,028	—	1,049
Income (loss) before income taxes	117,659	177,102	(11,821)	10,557	(109,947)	183,550
Provision for income taxes	—	49,270	12,481	4,140	—	65,891
Net income (loss)	$117,659	$127,832	$(24,302)	$6,417	$(109,947)	$117,659

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income

For the fiscal quarter ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$65,886	$79,825	$4,933	$3,774	$(88,532)	$65,886
Foreign currency translation adjustments	(3,577)	(3,577)	(7)	(3,577)	7,161	(3,577)
Comprehensive income (loss)	$62,309	$76,248	$4,926	$197	$(81,371)	$62,309

For the fiscal quarter ended September 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$56,571	$63,256	$(8,444)	$4,392	$(59,204)	$56,571
Foreign currency translation adjustments	1,676	1,676	27	1,676	(3,379)	1,676
Comprehensive income (loss)	$58,247	$64,932	$(8,417)	$6,068	$(62,583)	$58,247

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$126,079	$139,839	$(16,923)	$1,613	$(124,529)	$126,079
Foreign currency translation adjustments	(3,545)	(3,545)	(140)	(3,545)	7,230	(3,545)
Comprehensive income (loss)	$122,534	$136,294	$(17,063)	$(1,932)	$(117,299)	$122,534

For the three fiscal quarters ended September 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$117,659	$127,832	$(24,302)	$6,417	$(109,947)	$117,659
Foreign currency translation adjustments	(2,326)	(2,326)	231	(2,326)	4,421	(2,326)
Comprehensive income (loss)	$115,333	$125,506	$(24,071)	$4,091	$(105,526)	$115,333

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows

For the three fiscal quarters ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$23,632	$9,458	$(8,163)	$—	$24,927

Cash flows from investing activities:
Capital expenditures	—	(38,659)	(37,123)	(7,852)	—	(83,634)
Intercompany investing activity	89,923	14,700	(2,502)	(8,901)	(93,220)	—
Issuance of intercompany loan	—	(35,000)	—	—	35,000	—
Proceeds from sale of property, plant and equipment	—	140	—	3	—	143
Net cash provided by (used in) investing activities	89,923	(58,819)	(39,625)	(16,750)	(58,220)	(83,491)

Cash flows from financing activities:
Intercompany financing activity	—	(129,182)	33,373	2,589	93,220	—
Proceeds from intercompany loan	—	—	—	35,000	(35,000)	—
Payment on debt issuance costs	—	(145)	—	—	—	(145)
Payment of contingent consideration	—	(8,901)	—	—	—	(8,901)
Dividends paid	(30,453)	—	—	—	—	(30,453)
Repurchase of common stock	(62,769)	—	—	—	—	(62,769)
Income tax benefit from stock-based compensation	—	1,854	2,502	—	—	4,356
Withholdings from vesting of restricted stock	(4,472)	—	—	—	—	(4,472)
Proceeds from exercise of stock options	7,771	—	—	—	—	7,771
Net cash (used in) provided by financing activities	(89,923)	(136,374)	35,875	37,589	58,220	(94,613)
Effect of exchange rate changes on cash	—	—	—	277	—	277
Net (decrease) increase in cash and cash equivalents	—	(171,561)	5,708	12,953	—	(152,900)
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$106,699	$5,708	$21,239	$—	$133,646

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended September 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$39,268	$16,290	$7,908	$—	$63,466

Cash flows from investing activities:
Capital expenditures	—	(85,963)	(34,899)	(8,766)	—	(129,628)
Acquisition of tradenames	—	(38,007)	—	—	—	(38,007)
Intercompany investing activity	465,688	21,075	(6,448)	(14,722)	(465,593)	—
Net cash provided by (used in) investing activities	465,688	(102,895)	(41,347)	(23,488)	(465,593)	(167,635)

Cash flows from financing activities:
Proceeds from senior notes	—	400,000	—	—	—	400,000
Intercompany financing activity	—	(493,097)	21,898	5,606	465,593	—
Dividends Paid	(18,988)	—	—	—	—	(18,988)
Payment on debt issuance costs	—	(6,487)	—	—	—	(6,487)
Payment of contingent consideration	—	(14,721)	—	—	—	(14,721)
Income tax benefit from stock-based compensation	—	6,855	3,920	—	—	10,775
Repurchase of common stock	(454,133)	—	—	—	—	(454,133)
Withholdings from vesting of restricted stock	(4,991)	—	—	—	—	(4,991)
Proceeds from exercise of stock options	12,424	—	—	—	—	12,424
Net cash (used in) provided by financing activities	(465,688)	(107,450)	25,818	5,606	465,593	(76,121)
Effect of exchange rate changes on cash	—	—	—	(127)	—	(127)
Net (decrease) increase in cash and cash equivalents	—	(171,077)	761	(10,101)	—	(180,417)
Cash and cash equivalents, beginning of period	—	351,858	6,940	23,438	—	382,236
Cash and cash equivalents, end of period	$—	$180,781	$7,701	$13,337	$—	$201,819

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended		Three fiscal quarters ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales
Carter’s Wholesale	38.8%	41.9%	38.6%	40.9%
Carter’s Retail	35.2%	33.0%	36.8%	35.2%
Total Carter’s	74.0%	74.9%	75.4%	76.1%

OshKosh Retail	11.4%	10.8%	11.0%	10.4%
OshKosh Wholesale	3.1%	3.2%	2.6%	2.9%
Total OshKosh	14.5%	14.0%	13.6%	13.4%

International	11.5%	11.1%	11.0%	10.5%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.8%	59.3%	59.1%	58.6%

Gross margin	40.2%	40.7%	40.9%	41.4%
Selling, general, and administrative expenses	27.8%	30.2%	31.5%	32.6%
Royalty Income	(1.4)%	(1.4)%	(1.4)%	(1.5)%

Operating income	13.8%	12.0%	10.8%	10.2%
Interest expense	0.9%	0.5%	1.0%	0.3%
Interest income	—%	—%	—%	—%
Other expense (income), net	0.1%	—%	0.1%	0.1%

Income before income taxes	12.8%	11.5%	9.7%	9.8%
Provision for income taxes	4.6%	4.0%	3.5%	3.5%
Net income	8.2%	7.4%	6.2%	6.3%

Number of retail stores at end of period:
Carter’s - U.S.			525	455
OshKosh - U.S.			195	170
International			115	112

Total retail stores			835	737

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 27, 2014 COMPARED WITH THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 28, 2013

CONSOLIDATED NET SALES

In the third fiscal quarter of 2014, consolidated net sales increased $38.8 million, or 5.1%, to $798.9 million reflecting sales growth in our Carter's Retail, OshKosh Retail, OshKosh Wholesale, and International segments, partially offset by a decline in our Carter's Wholesale segment.

For the first three fiscal quarters of 2014, consolidated net sales increased $155.6 million, or 8.3%, to $2,024.6 million reflecting sales growth in our Carter's Wholesale, Carter's Retail, OshKosh Retail, and International segments, partially offset by a decline in our Oshkosh Wholesale segment.

Changes in foreign currency exchange rates in the third quarter and three quarters of fiscal 2014 as compared to the third quarter and three quarters of fiscal 2013 negatively impacted International segment net sales by approximately $2.9 million and $9.7 million, respectively.

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 27, 2014	% of Total	September 28, 2013	% of Total	September 27, 2014	% of Total	September 28, 2013	% of Total

Net sales:
Carter’s Wholesale	$309,772	38.8%	$318,607	41.9%	$781,460	38.6%	$763,518	40.9%
Carter’s Retail	281,455	35.2%	251,028	33.0%	745,473	36.8%	658,827	35.2%
Total Carter’s	591,227	74.0%	569,635	74.9%	1,526,933	75.4%	1,422,345	76.1%

OshKosh Retail	$91,427	11.4%	$81,894	10.8%	$222,500	11.0%	$193,662	10.4%
OshKosh Wholesale	25,107	3.1%	24,583	3.2%	52,342	2.6%	54,070	2.9%
Total OshKosh	116,534	14.5%	106,477	14.0%	274,842	13.6%	247,732	13.4%
International	91,175	11.5%	84,061	11.1%	222,870	11.0%	198,979	10.5%
Total net sales	$798,936	100.0%	$760,173	100.0%	$2,024,645	100.0%	$1,869,056	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales decreased $8.8 million, or 2.8%, in the third fiscal quarter of 2014 to $309.8 million. This decrease was primarily due to a 7.6% decrease in the number of units shipped principally driven by a decline in shipments to a single customer, partially offset by a 4.8% increase in the average price per unit as compared to the third fiscal quarter of 2013.

Carter’s wholesale sales increased $17.9 million, or 2.3%, in the first three fiscal quarters of 2014 to 781.5 million. This increase was primarily due to a 4.1% increase in the average price per unit, partially offset by a 1.7% decrease in units shipped, as compared to the first three fiscal quarters of 2013.

CARTER’S RETAIL SALES

Carter’s retail sales increased $30.4 million, or 12.1%, in the third fiscal quarter of 2014 to $281.5 million. The increase was driven by incremental sales of $23.9 million generated by new store openings and $12.0 million generated by incremental eCommerce sales. This increase was partially offset by a comparable stores sales decrease of $4.2 million and the impact of store closings of $1.3 million. Carter's direct-to-consumer comparable sales for the third fiscal quarter of 2014 increased 3.1%, comprised of eCommerce comparable sales growth of 28.0% partially offset by a retail stores comparable sales decline of 2.0%.

Carter's retail sales increased $86.6 million, or 13.2%, in the first three fiscal quarters of 2014 to $745.5 million. The increase was driven by incremental sales of $63.4 million generated by new store openings and $32.4 million generated by incremental

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

eCommerce sales. This increase was partially offset by a comparable stores sales decrease of $7.4 million and the impact of store closings of $1.8 million. Carter's direct-to-consumer comparable sales for the three fiscal quarters of 2014 increased 3.8%, comprised of eCommerce comparable sales growth of 30.4% partially offset by a retail stores comparable sales decline of 1.4%.

During the third fiscal quarter of 2014, we opened 17 Carter's retail stores and closed one store. During the first three fiscal quarters of 2014, we opened 53 Carter's stores and closed four stores. There were a total of 525 Carter’s retail stores as of September 27, 2014. In total, we plan to open approximately 61 Carter's retail stores and close six stores during fiscal 2014.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $9.5 million, or 11.6%, in the third fiscal quarter of 2014 to $91.4 million. The increase was driven by incremental sales of $7.2 million generated by new store openings, eCommerce sales increase of $3.5 million, and a comparable store sales increase of $0.1 million. This increase was partially offset by the impact of store closings of $1.3 million. OshKosh direct-to-consumer comparable sales in the third fiscal quarter of 2014 increased 4.6%, primarily comprised of eCommerce comparable sales growth of 32.1% and a retail stores comparable sales increase of 0.2%.

OshKosh retail sales increased $28.8 million, or 14.9%, in the first three fiscal quarters of 2014 to $222.5 million. The increase was driven by incremental sales of $17.0 million generated by new store openings, an eCommerce sales increase of $9.4 million, and a comparable store sales increase of $4.9 million driven by an increase in the average transaction value. This increase was partially offset by the impact of store closings of $2.5 million. OshKosh direct-to-consumer comparable sales for the three fiscal quarters of 2014 increased 7.5%, comprised of eCommerce comparable sales growth of 34.9% and a retail stores comparable sales increase of 3.0%.

During the third fiscal quarter of 2014, we opened ten OshKosh retail stores and closed two stores. During the first three fiscal quarters, we opened 20 OshKosh retail stores and closed six stores. There were a total of 195 OshKosh retail stores as of September 27, 2014. In total, we plan to open approximately 27 OshKosh retail stores and close eight stores during fiscal 2014.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales increased $0.5 million, or 2.1%, in the third fiscal quarter of 2014 to $25.1 million. This increase was primarily the result of a 1.3% increase in the average price per unit and a 0.8% increase in units shipped, as compared to the third fiscal quarter of 2013.

OshKosh wholesale sales decreased $1.7 million, or 3.2%, in the first three fiscal quarters of 2014 to $52.3 million. This decrease was primarily the result of a 6.2% decrease in units shipped, partially offset by a 3.2% increase in the average price per unit, as compared to the first three fiscal quarters ended 2013.

INTERNATIONAL SALES

International sales increased $7.1 million, or 8.5%, in the third fiscal quarter of 2014 to $91.2 million. This increase reflects:

•	$4.5 million in incremental sales in our Canadian retail locations;

•	$2.8 million in incremental wholesale sales in our other international locations;

•	$2.7 million in incremental sales in our Canadian wholesale business; and

•	$1.0 million in incremental sales from our international eCommerce business.

This increase was partially offset by a $3.9 million decrease in our retail operations in Japan, which the Company substantially exited in the first quarter of fiscal 2014.

International sales increased $23.9 million, or 12.0%, in the first three fiscal quarters of 2014 to $222.9 million. This increase reflects:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$11.1 million in incremental sales in our Canadian wholesale business;

•	$10.2 million in incremental wholesale sales in our other international locations;

•	$9.1 million in incremental sales in our Canadian retail locations; and

•	$1.2 million in incremental sales from our international eCommerce business.

This increase was partially offset by a $7.7 million decrease in our former retail operations in Japan.

Comparable store sales in Canada declined $1.0 million, or 2.2% in the third fiscal quarter and $2.5 million, or 2.8% in the three fiscal quarters ending September 27, 2014, reflecting growth in Carter's / OshKosh B'gosh branded offerings that was more than offset by the discontinuation of legacy Bonnie Togs private label brands in fiscal 2014. During the third fiscal quarter of 2014, we opened five retail stores in Canada and had no closures. During the first three fiscal quarters of 2014, we opened fourteen stores and closed one. There were a total of 115 retail stores in Canada as of September 27, 2014. In fiscal 2014, we plan to open a total of approximately 23 retail stores in Canada and close two.

GROSS PROFIT

Our gross profit increased $11.6 million, or 3.7%, to $321.2 million in the third fiscal quarter of 2014. Gross margin decreased from 40.7% in the third fiscal quarter of 2013 to 40.2% in the third fiscal quarter of 2014.

Our gross profit increased $55.5 million, or 7.2%, to $828.4 million in the first three fiscal quarters of 2014. Gross margin decreased from 41.4% in the first three fiscal quarters in 2013 to 40.9% in the first three fiscal quarters of 2014.

Gross margin in the third quarter and three fiscal quarters of 2014 was unfavorably affected by higher product costs partially offset by a favorable mix of direct-to-consumer business and favorable freight expenses.

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses in the third fiscal quarter of 2014 decreased $7.3 million, or 3.2%, to $221.9 million. SG&A expenses, as a percentage of net sales, decreased from 30.2% to 27.8% in the third fiscal quarter of 2014, reflecting:

•	$5.9 million in lower costs associated with the office consolidation;

•	$5.2 million in lower marketing expenses;

•	$4.7 million in lower costs associated with our exit from Japan retail operations;

•	$4.0 million in lower amortization expense for H.W. Carter tradename;

•	$3.2 million in lower reserves for doubtful accounts; and

•	$2.4 million in lower costs associated with insurance and other benefits.

Offsetting these decreases were $12.2 million in higher domestic and Canada retail store expenses primarily related to new store openings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Selling, general, and administrative expenses in the first three fiscal quarters of 2014 increased $28.7 million, or 4.7%, to $638.3 million. SG&A expenses, as a percentage of net sales, decreased from 32.6% to 31.5% in the first three fiscal quarters of 2014 reflecting:

•	$17.5 million in lower costs associate with the office consolidation;

•	$9.2 million in lower costs associated with our exit from Japan retail operations;

•	$6.1 million in lower marketing expenses; and

•	$4.4 million in lower costs associated with insurance and other benefits.

Offsetting these decreases were:

•	$33.1 million in higher domestic and Canada retail store expenses primarily related to new store openings;

•	$8.2 million in incremental distribution and freight costs; and

•	$6.9 million in higher amortization expense for H.W. Carter tradename.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the third fiscal quarter and first three fiscal quarters ending September 27, 2014 was approximately $11.2 million and $29.3 million, respectively. This reflects an increase of 4.7% and 6.7% for the third fiscal quarter and three fiscal quarters of 2014, respectively, as compared to the same periods in 2013.

OPERATING INCOME

Operating income increased $19.4 million, or 21.3%, to $110.5 million in the third quarter of 2014 as compared to the third quarter of 2013 and increased $28.6 million, or 15.0%, to $219.3 million in the first three fiscal quarters of 2014 as compared to the first three fiscal quarters of 2013, in each case due to the factors described above.

INTEREST EXPENSE

Interest expense in the third fiscal quarter of 2014 increased $2.7 million to $6.8 million, compared to the third fiscal quarter of 2013. Weighted-average borrowings for the third fiscal quarter of 2014 were $586.0 million at an effective interest rate of 4.65%, as compared to weighted-average borrowings for the third fiscal quarter of 2013 of $397.0 million at an effective interest rate of 4.19%.

Interest expense in the first three fiscal quarters of 2014 increased $13.9 million to $20.6 million, compared to the first three fiscal quarters of 2013. Weighted-average borrowings for the first three fiscal quarters of 2014 were $586.0 million at an effective interest rate of 4.65%, as compared to weighted-average borrowings for the first three fiscal quarters of 2013 of $256.3 million at an effective interest rate of 3.46%.

The effective interest rate, which includes the effect of the amortization of debt issuance costs, in the third fiscal quarter and first three fiscal quarters of 2014 was higher than the comparable period of 2013 as a result of our senior notes issuance in the third fiscal quarter of 2013.

INCOME TAXES

Our effective tax rate for the third fiscal quarter of 2014 was 35.6% as compared to 35.1% for the third fiscal quarter of 2013. Our effective tax rate for the first three fiscal quarters of 2014 was 36.1%. as compared to 35.9% for the first three fiscal quarters of 2013.

NET INCOME

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our net income for the third fiscal quarter of 2014 increased $9.3 million, or 16.5%, to $65.9 million as compared to $56.6 million in the third fiscal quarter of 2013. Our net income for the first three fiscal quarters of 2014 increased $8.4 million, or 7.2%, to $126.1 million as compared to $117.7 million in the first three fiscal quarters of 2013.

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

Net accounts receivable at September 27, 2014 were $232.5 million compared to $245.6 million at September 28, 2013. The decrease of $13.1 million, or 5.3% as compared to September 28, 2013 reflects a decline in wholesale sales. Due to the seasonal nature of our operations, the net accounts receivable balance at September 27, 2014 is not comparable to the net accounts receivable balance of $193.6 million at December 28, 2013.

Net inventories at September 27, 2014 were $519.4 million compared to $440.4 million at September 28, 2013. The increase of $79.0 million, or 17.9%, as compared to September 28, 2013, primarily reflects higher product costs and business growth. Due to the seasonal nature of our operations, the net inventories balance at September 27, 2014 is not comparable to the net inventories balance of $417.8 million at December 28, 2013.

Net cash provided by operating activities for the first three fiscal quarters of 2014 was $24.9 million compared to net cash provided by operating activities of $63.5 million in the first three fiscal quarters of 2013. The decrease in operating cash flow primarily reflects unfavorable movements in net working capital due to business growth, higher product costs, and differences in the timing of inventory payments.

Our capital expenditures were $83.6 million in the first three fiscal quarters of 2014 compared to $129.6 million in the first three fiscal quarters of 2013. This primarily reflects expenditures of approximately $40.8 million for our U.S. and international retail store openings and remodelings, $15.6 million for the Braselton, Georgia distribution facility, $14.7 million for information technology initiatives, and $8.6 million for our new headquarters facility.

We plan to invest approximately $100-110 million in capital expenditures in fiscal 2014, primarily for U.S. and international retail store openings and remodelings, information technology, and further expansion of our distribution capacity at the Braselton, Georgia facility.

Secured Revolving Credit Facility

The aggregate principal amount of the secured revolving credit facility as of September 27, 2014 was $375 million, consisting of a $340 million U.S. dollar revolving credit facility and a $35 million multicurrency revolving credit facility. The sub-limit for U.S. dollar letters of credit is $175 million. The revolving credit facility expires August 31, 2017.  Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of September 27, 2014, was 2.15%.
At September 27, 2014, we had $186.0 million in borrowings under the revolving credit facility, exclusive of $6.5 million of outstanding letters of credit, leaving approximately $182.5 million available for future borrowings.

As of September 27, 2014, we were in compliance with the financial debt covenants under our secured revolving credit facility.
Senior Notes

As of September 27, 2014, TWCC had $400 million principal amount of senior notes outstanding, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

FACILITY CLOSURES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We consolidated our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia. We did not incur any costs during the third fiscal quarter and incurred approximately $6.6 million in office consolidation costs for the three fiscal quarters ended September 27, 2014. We do not expect to incur any additional office consolidation costs in fiscal 2014. The September 27, 2014 severance accrual of approximately $1.3 million is expected to be paid by the end of fiscal 2014.

In the fourth quarter of 2013, we made the decision to exit retail operations in Japan based on revised forecasts which did not meet our investment objectives. We did not incur any additional closing related costs during the third fiscal quarter and incurred approximately $0.5 million in closing related net costs in the first three fiscal quarters ended September 27, 2014. We do not expect to incur any additional costs in fiscal 2014 in connection with the exit of retail operations in Japan.

BONNIE TOGS ACQUISITION

During the fiscal quarter ended September 27, 2014, we paid approximately $8.9 million in contingent consideration related to the 2011 purchase of Bonnie Togs. As of September 27, 2014, a discounted contingent consideration liability of approximately $7.6 million remains and is classified as a current liability.

SHARE REPURCHASES

Pursuant to the previously announced share repurchase authorizations by the Board of Directors, during the first three quarters of fiscal 2014, the Company repurchased and retired 867,099 shares in open market transactions, or approximately $62.8 million, at an average price of $72.39 per share. The total remaining capacity under the repurchase authorizations as of September 27, 2014 was approximately $204.5 million. The share repurchase authorizations have no expiration date.

Accelerated Stock Repurchase Program

The Company's 2013 $400 million ASR agreements were settled during the first fiscal quarter of 2014 and approximately one million additional shares were received in the first quarter with a fair market value, at trade date, of approximately $70.3 million. We received a total of approximately 5.6 million shares under the ASR program and all shares received were retired upon receipt.

DIVIDENDS

In the first, second, and third fiscal quarters of 2014, the Company's Board of Directors paid quarterly cash dividends of $0.19 per share. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

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

Information related to pending adoption of recently issued accounting standards is provided in Note 16 to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates. These risks, and our strategies to manage our exposure to them, are discussed below.

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

The financial statements of our foreign subsidiaries that are denominated in functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in Accumulated other comprehensive income (loss).

Our Canadian subsidiary records Canadian denominated sales which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the first three quarters of fiscal 2014 as compared to the first three quarters of fiscal 2013 negatively impacted International segment net sales in the first three quarters of fiscal 2014 by approximately $9.7 million, primarily due to the devaluation of the Canadian dollar relative to the U.S. dollar.

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar. Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. Transaction gains and losses are recorded in our Statement of Operations within Other expense, net. From time to time, we have employed foreign exchange contracts to hedge foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility. During the fiscal quarter ended September 27, 2014, we had no outstanding foreign exchange contracts. To date, such transaction gains and losses have not had a material impact on our financial condition or results of operations.

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings as of September 27, 2014 were $186.0 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost by approximately $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 27, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Relating to Our Business

The loss of one or more of our major customers could result in a material loss of revenues; financial difficulties for our major customers or licensees could have a significant impact on us.

We derived approximately 25% of our consolidated net sales from our top five customers for the three fiscal quarters ended September 27, 2014. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, consolidation, reorganization, financial difficulties, including bankruptcy or insolvency, or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results. Further, a large percentage of our gross accounts receivables are typically from our largest wholesale customers. For example, approximately 75% of our gross accounts receivable at September 27, 2014 were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of gross accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers were unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers or licensees were to deteriorate, or such customer or licensee fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business.

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

As previously reported, beginning in the fourth quarter of fiscal 2009, the SEC and the United States Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of the federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC's investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related proceedings. The Company has incurred and may continue to incur substantial expenses for legal services due to the SEC and United States Attorney's Office investigations and any related proceedings. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under our organizational documents in connection with proceedings related to these matters. Our insurance does not provide coverage to offset all of the costs in connection with these proceedings.

The Company's and its vendors' databases containing personal information and payment card data of our retail store and eCommerce customers, employees and other third parties, could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses. In addition, if we are unable to comply with security standards created by the banks and payment card industry, our operations could be adversely affected.

We rely on the security of our networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers, employees, and vendors. Criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have recently suffered serious data security breaches. If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, or modify our private and sensitive third-party information including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties, or employees, be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

The Company’s profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the promotional retail environment and changes in consumer demand. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, the Company’s profitability will decline. This could have a material adverse effect on Company’s results of operations, liquidity and financial condition.

Increases in production costs on our selling prices may adversely affect our results.

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

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, the shipping port we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. The existing contract between the port through which we source most of our products and
International Longshore and Warehouse Union expired on July 1, 2014 and negotiations for a new labor contract are still ongoing. In the event that slow-downs, disruptions or a strike occurs in connection with such contract expiration or otherwise, it may have a material adverse effect on our relationships with our customers and our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

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

The loss of a sourcing agent or our inability to effectively source directly could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

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

A significant portion of our revenues are through the Company's retail stores in leased retail locations across the United States and Canada. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If the Company is unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or the Company is unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on the Company's sales, gross margin, and results of operations.

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

As of September 27, 2014, the Company had goodwill of $136.6 million for Carter's and goodwill of $47.6 million for Bonnie
Togs, and tradename assets of $220.2 million for the Carter's brand and $85.5 million for the OshKosh brand on its consolidated balance sheet. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of September 27, 2014, we had approximately $586.0 million aggregate principal amount of debt outstanding (excluding approximately $6.5 million of outstanding letters of credit), and approximately $182.5 million of undrawn availability under our senior secured revolving credit facility after giving effect to $6.5 million of letters of credit issued under our senior secured revolving credit facility.

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

Our failure to properly manage strategic projects in order to achieve our objectives may negatively impact our business.

The implementation of our business strategy periodically involves the execution of complex projects, which could place significant demands on our accounting, financial, information and other systems and on our business. Our ability to successfully implement such projects is dependent on management’s ability to manage these projects effectively and implement them successfully. If we miscalculate the resources or time we need to complete a project or fail to implement the project effectively, our business and operating results could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the third fiscal quarter of 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

June 29, 2014 through July 26, 2014	235,348	$69.20	235,348	$214,868,980

July 27, 2014 through August 23, 2014	92,446	$77.35	89,700	$207,930,760

August 24, 2014 through September 27, 2014	42,900	$80.78	42,900	$204,465,222

Total	370,694		367,948

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 2,746 shares surrendered between June 29, 2014 and September 27, 2014.

(2)
Amounts purchased during the first three fiscal quarters of 2014 were made in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements.

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

CARTER’S, INC.

Date : October 23, 2014	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : October 23, 2014	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)