Form 10-K
period 2015-01-03
CARTERS INC
filed 2015-02-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Yes ( ) No (X)

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2014 (the last business day of our most recently completed second quarter) was $3,623,223,632.
There were 52,804,427 shares of Carter's, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., to be held on May 7, 2015, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 3, 2015.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 3, 2015

PART I

Our market share data is based on information provided by The NPD Group, Inc. ("NPD").  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total children's retail sales for a segment of the market. As the Company defines it, the baby and young children's apparel market includes apparel and related products for ages zero to eight.

The NPD market share data presented is based on NPD's definition of the baby and playclothes categories, which are different from the Company's definitions of these categories. The data presented is based upon The NPD Group/Consumer Tracking Service for Children's Apparel in the United States ("U.S.") and represents the twelve month period ending December, 2014.

Unless the context indicates otherwise, in this filing on Form 10-K, “Carter's,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter's, Inc. and its wholly owned subsidiaries.

This Annual Report on Form 10-K contains certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. These forward-looking statements are based upon current expectations and assumptions of the Company and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not have any intention or obligation to update forward-looking statements after the filing of this Annual Report on Form 10-K.The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

ITEM 1. BUSINESS

GENERAL

We are the largest branded marketer in the United States of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh
B'gosh (or "OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children sizes newborn to 12, with a focus on playclothes for toddlers and young children. Given each brands' product category emphasis and brand aesthetic, we believe the brands provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We believe each of our brands has its own unique positioning in the marketplace. In the $19.7 billion baby and young children's apparel market (ages zero to eight) in the United States, our Carter's brand has the #1 position with a 14.3% market share and our OshKosh brand has a 2.2% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. Our multi-channel business model enables us to reach a broad range of consumers across various socio-economic groups and geographic regions.

We distribute our products through multiple channels in the United States children's apparel market, which, as of January 3, 2015, includes approximately 18,000 wholesale locations (including national department stores, chain and specialty stores, and discount retailers), 855 Company-operated stores and our websites. As of January 3, 2015, we operated 531 Carter's and 200 OshKosh outlet, brand, and specialty stores in the United States. As of January 3, 2015, our products are sold via 124 Company-operated stores in Canada in addition to our international wholesale, licensing, and online channels.

The Company is a Delaware corporation. The Company and its predecessors have been doing business since 1865. The Company's principal executive offices are located at Phipps Tower, 3438 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326, and our telephone number is (678) 791-1000.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER'S BRANDS – United States

Under our Carter's brand, we design, source, and market a broad array of products, primarily for sizes newborn to eight. Our Carter's brand is sold in department stores, national chains, specialty stores, off-price sales channels, through our Carter's retail stores, and online at www.carters.com. Additionally, we sell our Child of Mine brand at Walmart and our Just One You and Precious Firsts brands at Target. In fiscal 2014, we sold over 327.7 million units of Carter's, Child of Mine, Just One You, and Precious Firsts products in the United States, an increase of approximately 4.7% from fiscal 2013. Our strategy is to drive sales growth through our focus on essential, high-volume, core apparel products for babies and young children. Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, receiving blankets, and playwear. Our top ten core baby and sleepwear products accounted for approximately 55% of our baby and sleepwear net sales in fiscal 2014 in the United States. We believe our core apparel products are essential consumer staples and less dependent on changes in fashion trends.

We have cross-functional product teams focused on the development of our Carter's baby, sleepwear, and playclothes products. These teams are skilled in identifying and developing high-volume, core products. Each team includes members from merchandising, design, sourcing, product development, forecasting, and supply chain logistics. These teams follow a disciplined approach to fabric usage, color rationalization, and productivity and are supported by a dedicated art department and state-of-the-art design systems. We also license our brand names to other companies to create a broad collection of lifestyle products, including bedding, hosiery, shoes, room décor, furniture, and toys. The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to core product design results in compelling product offerings to consumers, reduces our exposure to short-term fashion trends, and supports efficient operations. We conduct consumer research as part of our product development process and engage in product testing in our own stores.

CARTER'S BRAND POSITIONING – United States

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

CARTER'S PRODUCTS – United States

Baby

Carter's brand baby products include bodysuits, pants, dresses, three-piece sets, receiving blankets, layette gowns, bibs, caps, and booties both as single units and multi-piece sets. In fiscal 2014, we generated approximately $1.0 billion in net sales of these products in the United States, representing 34.7% of our consolidated net sales.

Our Carter's brand is the leading brand in the baby category in the United States. In fiscal 2014, in department stores, national chains, outlet, specialty stores, and off-price sales channels, our aggregate Carter's brand market share in the United States was approximately 25.6% for baby ages zero to two, which represents more than five times the market share of the next largest brand. We sell a complete range of baby products for newborns, primarily made of cotton. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our wholesale customers. We tier our products through marketing programs targeted toward experienced mothers, first-time mothers, and gift-givers. Our Carter's Little Layette product line, the largest component of our baby business, provides parents with essential core products and accessories, including value-focused multi-piece sets. Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter's brand playclothes products include knit and woven cotton apparel for everyday use in sizes newborn to eight. In fiscal 2014, we generated $680.6 million in net sales of these products in the United States, or 23.5%, of our consolidated net sales. We continue to focus on building our Carter's brand in the playclothes market by developing a base of essential, high-volume products that utilize original print designs and innovative artistic applications. Our aggregate 2014 Carter's brand playclothes market share in the United States was approximately 12.4% in the $13.7 billion department store, national chain, outlet, specialty store, and off-price sales channels, which represents over 1.5 times the market share of the next largest brand.

Sleepwear

Carter's brand sleepwear products include pajamas and blanket sleepers primarily in sizes 12 months to eight. In fiscal 2014, we generated $331.1 million in net sales of these products in the United States, or 11.4%, of our consolidated net sales. Our Carter's brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States. In fiscal 2014, in these channels, our Carter's brand market share was approximately 32.7%, which represents nearly five times the market share of the next largest brand. As with our baby product line, we differentiate our sleepwear products by offering high-volume, high-quality core products with distinctive print designs and artistic applications.

Other Products

Our other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories. In fiscal 2014, we generated $156.3 million in net sales of these other products in our Carter's retail stores and online, or 5.4%, of our consolidated net sales.

Royalty Income

We currently extend our Carter's, Child of Mine, Just One You, and Precious Firsts product offerings by licensing these brands to 20 licensees in the United States. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our baby and young children's apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer. In addition, we work closely with our wholesale customers and our licensees to gain dedicated floor space for licensed product categories. In fiscal 2014, our Carter's brand generated $22.4 million in domestic royalty income.

OSHKOSH BRANDS – United States

Under our OshKosh brand, we design, source, and market a broad array of young children's apparel, primarily for children in sizes newborn to 12. Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, through off-price sales channels, and online at www.oshkoshbgosh.com and www.oshkosh.com. In fiscal 2014, we sold approximately 47.1 million units of OshKosh products in the United States through our retail stores, to our wholesale customers, and online, an increase of approximately 7.2% from fiscal 2013. We also have a licensing agreement with Target through which Target sells products under our Genuine Kids from OshKosh brand. Given its long history of durability, quality, and style, we believe our OshKosh brand represents a significant long-term growth opportunity for us, especially in the $13.7 billion young children's playclothes market in the United States. We continue to focus on our core product development and marketing disciplines, improving the productivity of our existing OshKosh retail stores, developing new retail formats, investing in new employees and talent development, leveraging our relationships with major wholesale accounts, and leveraging our infrastructure and supply chain.

OSHKOSH BRAND POSITIONING – United States

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

OSHKOSH PRODUCTS – United States

Playclothes

Our OshKosh brand is best known for its playclothes products. OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, bodysuits, and playclothes products for everyday use in sizes newborn to 12. In fiscal 2014, we generated $333.0 million in net sales of OshKosh brand playclothes products in the United States, which accounted for approximately 11.5% of our consolidated net sales. Our aggregate 2014 OshKosh brand playclothes market share in the United States was approximately 2.6% of the $13.7 billion department store, national chain, outlet, specialty store, and off-price sales channels.

We believe our OshKosh brand represents a significant opportunity for us to increase our share in the playclothes category as the $13.7 billion young children's playclothes market in the United States is highly fragmented. For fiscal 2014, this market was nearly five times the size of the baby and sleepwear markets combined. We plan to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.
Other Products

The remainder of our OshKosh brand product offerings include baby, sleepwear, outerwear, shoes, hosiery, and accessories. In fiscal 2014, we generated $75.4 million in net sales of these other products in our OshKosh retail stores and online, which accounted for 2.6% of our consolidated net sales.

Royalty Income

We partner with a number of domestic licensees to extend the reach of our OshKosh brand. We currently have eight domestic licensees selling apparel and accessories. Our largest licensing agreement is with Target Corporation. All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories. In fiscal 2014, we earned approximately $10.9 million in domestic royalty income from our OshKosh brands.

INTERNATIONAL

Our international segment includes Company-operated retail, wholesale, and online operations in addition to royalty income from our international licensees. In fiscal 2014, our international sales were $316.5 million, or 10.9% of consolidated net sales. As of January 3, 2015, we operated 124 co-branded Carter's and OshKosh retail stores in Canada. Additionally, we reach consumers in approximately 65 countries through wholesale and licensing relationships and in over 100 countries through our website.

We partner with approximately 30 licensees to sell the Carter's and OshKosh brands internationally. In fiscal 2014, our OshKosh international licensees generated retail sales of $57.7 million, on which we earned approximately $4.1 million in royalty income. In fiscal 2014, our international licensees generated Carter's brand retail sales of $28.0 million on which we earned $1.8 million in royalty income.

SEGMENTS

Business segment financial and geographical information for our five business segments, Carter's retail, Carter's wholesale, OshKosh retail, OshKosh wholesale, and international, is contained in Item 8 - “Financial Statements and Supplementary Data,” Note 13 - “Segment Information” to the accompanying audited consolidated financial statements.

SALES, MARKETING AND DISTRIBUTION

As described above, we sell our products through the wholesale channel, through our retail stores in the United States and Canada, and online.

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

As of January 3, 2015, we operated 531 Carter's retail stores in the United States, of which 343 were brand stores and 188 were outlet stores. These stores carry a complete assortment of baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,400 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. Our brand stores are generally located in high-traffic strip shopping centers in or near major cities. We believe our brand strength and our assortment of core products have made our stores a destination location within many outlet and strip centers. Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.

As of January 3, 2015, we operated 200 OshKosh retail stores in the United States, of which 152 were outlet stores and 48 were brand and specialty stores. These stores carry a wide assortment of young children's apparel, accessories and gift items, and average approximately 4,200 square feet per location.

We operate "side-by-side" locations wherein adjacent retail stores for our Carter's and OshKosh brands are connected, allowing customers to shop for both brands in a single location. Each "side-by-side" location is counted as one Carter's retail store and one OshKosh retail store. As of January 3, 2015, we have 51 "side-by-side" locations consisting of 29 brand and specialty stores and 22 outlet stores for both Carter's and OshKosh.

As of January 3, 2015, we operated 124 co-branded retail stores in Canada. These stores average approximately 5,300 square feet per location, slightly larger than our United States based stores, and offer a similar product assortment, localized for climate differences.

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

Distribution

We have invested in a one million square foot multi-channel distribution center in Braselton, Georgia. All of our eCommerce business demand for the United States and portions of our retail store and wholesale demand are fulfilled at the Braselton facility.

GLOBAL SOURCING NETWORK

We source products from an international network of suppliers, primarily from Asia. One sourcing agent currently manages approximately 70% of our inventory purchases. Our sourcing network consists of over 140 vendors located in 17 countries. We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

In fiscal 2012, we established direct sourcing operations in Hong Kong. Our goal is to increase our direct sourcing mix overtime in an effort to improve the performance of our overall supply chain.

COMPETITION

The baby and young children's apparel market is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers compete in the baby and young children's apparel market. Our primary competitors in the wholesale channel include private label product offerings, and, in alphabetical order, Disney and Gerber. Our primary competitors in the retail channel include, in alphabetical order, Disney, Gap, Gymboree, Old Navy, and The Children's Place. Most retailers, including our wholesale customers, have significant private label product offerings that compete with our products. Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our Carter's, OshKosh, and related brand names, combined with our breadth of product offerings and operational expertise, position us well against these competitors.

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
TRADEMARKS AND COPYRIGHTS

We own many trademarks and copyrights, including Carter's®, OshKosh®, OshKosh B'gosh®, Genuine Kids®, Child of Mine®, Just One You®, Precious Firsts®, Little Collections®, Little Layette® , and Count on Carter’s®, many of which are registered in the United States and in more than 140 countries and territories. The registration of our trademarks and copyrights may be renewed to extend the original registration period indefinitely, provided the trademarks and copyrights are still in use. We intend to continue to use and protect our trademarks and copyrights and maintain their registrations. We believe our trademarks and copyrights have received broad recognition and are of significant value to our business.

EMPLOYEES

As of January 3, 2015, we had 11,565 employees. We have no unionized employees. We have had no labor-related work stoppages and believe that our labor relations are good.

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

ITEM 1A. RISK FACTORS

You should carefully consider each of the following risk factors as well as the other information contained in this Annual Report on Form 10-K and our other filings with the SEC in evaluating our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations. If any of the following risks actually occur, our operating results may be affected.

The loss of one or more of our major customers could result in a material loss of revenues; financial difficulties for our major customers or licensees could have a significant impact on us.

We derived approximately 25% of our consolidated net sales from our top five customers for the fiscal year ended January 3, 2015. We do not enter into long-term sales contracts with our major customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, consolidation, reorganization, financial difficulties, including bankruptcy or insolvency, or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results. Further, a large percentage of our gross accounts receivables are typically from our largest wholesale customers. For example, approximately 75% of our gross accounts receivable at January 3, 2015 were from our ten largest wholesale customers, with five of these customers having individual receivable balances in excess of 10% of our gross accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers or licensees were to deteriorate, or such customer or licensee fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a compelling value proposition for our consumers in the
Company's distribution channels. There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumers' tastes and preferences or fashion trends. If our product offerings are not aligned with consumers' tastes and preferences demand for our products may decline, promotional pricing may be required to move seasonal merchandise, and our gross margins and results of operations could be adversely affected.

The value of our brands, and our sales, could be diminished if we are associated with negative publicity, including through actions by our vendors, independent manufacturers and licensees, over whom we have limited control.

Although we maintain policies with our vendors, independent manufacturers and licensees that promote ethical business practices and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors, independent manufacturers, and licensees, or their labor practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, or other laws by these vendors, independent manufacturers, or licensees could damage the image and reputation of our brands and could subject us to liability. As a result, negative publicity regarding our Company, brands or products, including licensed products, could adversely affect our reputation and sales. Further, while the Company takes steps to ensure the reputation of its brands is maintained through its license agreements, there can be no guarantee that the Company's brand image will not be negatively impacted through its association with products or actions of licensees. In addition, we are subject to certain rules as a public company, such as the conflict minerals rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that require disclosure of certain activities notwithstanding their compliance with the substantive provisions of applicable law. If we are required to make such disclosures, it is possible that our reputation could be harmed.

Our failure to protect our intellectual property rights could diminish the value of our brand, weaken our competitive position, and adversely affect our results.

We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing arrangements, to establish and protect our intellectual property rights. The steps taken by us or by our licensees to protect our proprietary rights may not be adequate to prevent infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting marks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brands could be diminished and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically, and any such claim could be expensive and time consuming to defend, regardless of its merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results of operations.

We may incur substantial costs as a result of investigations or other proceedings related to previously disclosed investigations.

As previously reported, beginning in the fourth quarter of fiscal 2009, the SEC and the United States Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC's investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related proceedings. The Company has incurred and may continue to incur substantial expenses for legal services due to the SEC and United States Attorney's Office investigations and any related proceedings. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under our organizational documents in connection with proceedings related to these matters. Our insurance does not provide coverage to offset all of the costs incurred in connection with these proceedings.

The Company's and its vendors' databases containing personal information and payment card data of our retail store and eCommerce customers, employees and other third parties, could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses. In addition, if we are unable to comply with security standards created by banks and the payment card industry, our operations could be adversely affected.

We rely on the security of our networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers, employees, and vendors. Criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have recently suffered serious data security breaches. If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, or modify our private and sensitive third-party information including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties, or employees as well as be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information. This could result in costly investigations and litigation, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

Our profitability may decline as a result of increasing pressure on margins.
The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, the promotional retail environment and changes in consumer demand. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Increases in production costs and deflationary pressures on our selling prices may adversely affect our results.

The Company's product costs are subject to fluctuations in costs such as manufacturing, cotton, labor, fuel, and transportation.  At various time in recent years, we have experienced increased costs of cotton, labor, fuel, and transportation, and have also had higher costs for foreign sourced products as a result of the devaluation of the U.S. dollar relative to certain foreign currencies. In recent years, the Company experienced deflationary pressure on its selling prices, in part driven by intense price competition in the young children's apparel industry. If future product cost increases are more than anticipated, or if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected. Future deflationary pressures on our selling prices could also adversely affect our profitability.

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

We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our sourcing agents and directly through our Hong Kong sourcing office. The following factors could disrupt our foreign supply chain, increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers:

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

• the occurrence of a natural disaster, unusual weather conditions, or a disease epidemic in foreign countries from which we source our products;

• changes in the United States customs procedures concerning the importation of apparel products;

• unforeseen delays in customs clearance of any goods;

• disruptions in the global transportation network such as a port strike, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism or war;

• the application of adverse foreign intellectual property laws;

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

Our revenues, product costs and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.

We have operations in Canada and our vendors, independent manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has seen significant volatility recently. While our business is primarily conducted in U.S. dollars, we source virtually all of our production overseas, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.

A small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business, results of operations, and financial condition.

In fiscal 2014, we purchased approximately 60% of our products from ten vendors, of which approximately half comes from three vendors. We expect that we will continue to source a significant portion of our products from these vendors.  We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products.  If any of our major vendors (i) decide to discontinue or significantly decrease the volume of products they manufacture for us, (ii) raise prices on products we purchase from them, or (iii) become unable to perform their responsibilities (e.g., if our vendors experience financial difficulties, lack of capacity or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.

We currently source a significant portion of our products through a single port. Labor disruptions at that port or otherwise along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. The existing labor agreement between the Pacific Maritime Association (“PMA”), which represents operators of West Coast ports including the port through which we source a significant portion of our products, and the International Longshore and Warehouse Union, expired on July 1, 2014, and the parties recently reached a tentative labor agreement that must be ratified by union employees and the PMA.  The negotiations led to work slowdowns and stoppages, which resulted in a significant backlog of cargo containers at West Coast ports.  We have experienced delays in the shipment of our products as a result of this backlog, and we have not been able to meet our planned inventory allocations.  In the event that these slow-downs continue or expand, disruptions or a strike occurs in connection with the labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, and cash flows.

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

Our products are subject to regulation of and regulatory standards with respect to quality and safety set by various governmental authorities around the world, including the U.S. Consumer Product Safety Commission and Health Canada. These regulations and standards may change from time to time. Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the compliance of merchandise we sell with these regulations and standards, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, and increased costs.

The loss of a sourcing agent or our inability to effectively source inventory directly could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

Currently, one sourcing agent manages approximately 70% of our inventory purchases. Although we believe that other buying agents could be retained, or that we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results. In addition, we source a significant amount of inventory directly and plan to continue to further increase such amounts. If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new vendors, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our quality control standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could have a material adverse effect on our operating results.

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

A significant portion of our revenues are through the Company's retail stores in leased retail locations across the United States and Canada. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations.

We also must be able to effectively renew our existing store leases on acceptable terms. In addition, from time to time, we may seek to downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to renew existing store leases, secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our results of operations.

Our eCommerce business faces distinct risks, and our failure to successfully manage it could have a negative impact on our profitability.

The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business include:
• risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
• disruptions in telephone service or power outages;
• reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers;
• rapid technology changes;
• credit or debit card fraud;
• the diversion of sales from our physical stores;
• natural disasters or adverse weather conditions;
• changes in applicable federal, state and international regulations;
• liability for online content; and
    • consumer privacy concerns and regulation.

Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations.

Profitability and our reputation and relationships could be negatively impacted if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.

If we do not adequately forecast demand for our products and purchases inventory to support an inaccurate forecast, we could experience increased costs and lower selling prices due to the need to dispose of excess inventory. In addition, if we forecast demand for our products that is lower than actual demand, we may experience insufficient levels of inventory, which could result in damage to our relationships with customers and our reputation with consumers.

We may not achieve sales growth plans, cost savings, and other assumptions that support the carrying value of our intangible assets.

The carrying value of our goodwill, tradename assets, and brands are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively impacted if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any material impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of January 3, 2015, we had approximately $586.0 million aggregate principal amount of debt outstanding (excluding approximately $6.5 million of outstanding letters of credit), and approximately $182.5 million of undrawn availability under our senior secured revolving credit facility after giving effect to $6.5 million of letters of credit issued under our senior secured revolving credit facility.

Our substantial debt could have significant consequences. Because of our substantial debt:

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

• our costs of borrowing may increase;

• we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all; and

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

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.

If we cannot make scheduled payments on our debt, we could be in default and, as a result, lenders under the secured revolving credit facility could terminate their commitments to loan money and accelerate the maturity of borrowings thereunder, our secured lenders could foreclose against the assets securing such borrowings the holders of our senior notes could accelerate the maturity of our obligations thereunder, and we could be forced into bankruptcy or liquidation.

The terms of our secured revolving credit facility and the indenture governing the senior notes contain restrictions and limitations that could significantly impact our management’s flexibility or our financial and operational flexibility to operate our business.

Our secured revolving credit facility contains certain restrictive covenants that, among other things, restricts our subsidiary, The William Carter Company ("TWCC"), and certain of its subsidiaries’ ability to:

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

• enter into transactions with affiliates; and

• enter into new lines of business.

In addition, our secured revolving credit facility requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure that we will meet them.

The indenture governing the senior notes contains certain restrictive covenants that, among other things, restrict TWCC and certain of its subsidiaries’ ability to:

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

The restrictions in the indenture that govern the senior notes as well as those under our secured revolving credit facility may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

A breach of the covenants under the indenture that governs the senior notes or under the secured revolving credit facility could result in an event of default under the applicable indebtedness. Such default may allow the holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the secured revolving credit facility could permit the lenders under the secured revolving credit facility to terminate all commitments to extend further credit under that facility.

If our operating performance declines, we may need to seek waivers from the holders of our indebtedness to avoid being in default under the instruments governing such indebtedness. If we breach our covenants under our indebtedness, we may not be able to obtain a waiver from the holders of such indebtedness on terms acceptable to us or at all. If this occurs, we could be in default under such indebtedness, and the holders of such indebtedness and other lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

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

The Company's ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, operations, and support function staffing is key to the Company's success. If the Company is unable to attract and retain qualified individuals in these areas, this may result in an adverse impact on the Company's growth and results of operations. Our inability to retain personnel could cause us to experience business disruption due to a loss of historical knowledge and a lack of business continuity and may adversely affect our results of operations, financial position, and cash flows.

Our failure to properly manage strategic projects in order to achieve our objectives may negatively impact our business.

The implementation of our business strategy periodically involves the execution of complex projects, which could place significant demands on our accounting, financial, information and other systems and on our business overall. Our ability to successfully implement such projects is dependent on management’s ability to manage these projects effectively and implement them successfully. If we miscalculate the resources or time we need to complete a project or fail to implement the project effectively, our business and operating results could be adversely affected.

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

Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.

We handle a large portion of our merchandise distribution for all of our stores, including our online retail operations, from a single facility in Braselton, Georgia. Our ability to meet consumer expectations manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at the distribution facility (such as due to a high level of demand during peak periods) or because of natural disasters, accidents, system failures, disruptions or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position and our reputation. In addition, we use an automated system that manages the order processing for our eCommerce business. In the event that this system becomes inoperable for any reason, we may be unable to ship direct-to-consumer orders in a timely manner, and as a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact our sales and profitability.

We may be unsuccessful in expanding into international markets.

We cannot be sure that we can successfully complete any planned international expansion or that new international business will be profitable or meet our expectations. We do not have significant experience operating in markets outside of the United States and Canada. Consumer demand, behavior, tastes, and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may encounter differences in business culture and the legal environment that may make working with commercial partners and hiring and retaining an adequate employee base more challenging. We may also face difficulties integrating foreign business operations with our current operations. Any of these challenges could hinder our success in new markets. Our entry into new markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and such costs may be greater than expected. If our international expansion plans are unsuccessful, our results could be materially adversely affected.

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

• compliance with U.S. and other countries' laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;

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

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, financial condition, or results of operations. Changes in regulatory, geopolitical, social or economic policies, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in federal and applicable state and local tax jurisdictions in the United States, Canada, and other foreign jurisdictions. We record tax expense based on our estimates of current and future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially impacted by changes in the mix and level of earnings.

The Company's future success and growth through expansion of its international operations could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar world-wide anti-bribery laws.

The United States Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws, prohibit companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. The Company's policies mandate compliance with anti-bribery laws. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed by the Company's employees, agents, or vendors. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on the Company's financial condition, results of operations, and cash flows.

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

In 2013, we initiated a quarterly cash dividend. Future declarations of quarterly cash dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities. Additionally, provisions in our senior credit facility and the indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on, or make future repurchases of, our common stock. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We utilize space for retail stores, showrooms, distribution centers, and offices, principally in the United States and Canada. The majority of our premises are leased.

The following sets forth information with respect to our key properties:

Location	Approx. floor space in square feet	Principal use	Lease expiration date
Braselton, Georgia	1,062,000	Distribution/warehousing	September 2026
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2018
Chino, California	413,000	Distribution/warehousing (1)	July 2015
Phipps Tower, Atlanta, Georgia	275,000	Corporate headquarters (2)	April 2030
Griffin, Georgia	224,000	Finance/information technology/rework	Owned
Cambridge, Ontario	277,000	Distribution/warehousing	March 2020
Cambridge, Ontario	37,000	Canadian corporate offices/distribution/warehousing	June 2021
Fayetteville, Georgia	30,000	Information technology	September 2020
(1) This space is leased and operated by a third party service provider.
(2) The amount of space occupied will increase to approximately 292,000 square feet by May 2015.

At January 3, 2015, we operated 731 leased retail stores across the United States. In addition, we operated 124 leased retail stores in Canada. The majority of our lease terms range between 5 and 10 years.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol CRI. The last reported sale price per share of our common stock on February 20, 2015 was $82.02. On that date there were approximately 196 holders of record of our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the New York Stock Exchange:

2014	High	Low
First quarter	$77.97	$64.84
Second quarter	$79.36	$67.83
Third quarter	$83.52	$67.94
Fourth quarter	$87.31	$75.10

2013	High	Low
First quarter	$60.84	$55.55
Second quarter	$74.07	$56.84
Third quarter	$77.33	$68.02
Fourth quarter	$76.87	$68.00

SHARE REPURCHASES

The following table provides information about shares repurchased through our repurchase program described below during the fourth fiscal quarter of 2014:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

September 28, 2014 through October 25, 2014	78,900	$78.54	78,900	$198,268,491

October 26, 2014 through November 29, 2014	122,061	$78.39	121,100	$188,776,047

November 30, 2014 through January 3, 2015	44,800	$81.23	44,800	$185,136,985

Total	245,761		244,800

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 961 shares surrendered between September 28, 2014 and January 3, 2015.

(2)	Amounts purchased during the fiscal year were made in accordance with the share repurchase authorizations described in Note 8 to our accompanying audited condensed consolidated financial statements.

Repurchase Program

In the second quarter of fiscal 2013, our Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, our Board of Directors approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of January 3, 2015, was approximately $185.1 million. The authorizations have no expiration date.

Open Market Purchases

During the fiscal year ended January 3, 2015, we repurchased and retired 1,111,899 shares with an average share price of $73.84 for an aggregate cost of $82.1 million, in open market transactions.

Accelerated Stock Repurchase Program

On August 29, 2013, we entered into two fixed dollar uncollared accelerated stock repurchase (ASR) agreements totaling $400 million. The ASR agreements were settled in January 2014. As of the date of settlement, we had received a total of approximately 5.6 million shares. All shares received under the ASR Agreements were retired upon receipt.

DIVIDENDS

On February 18, 2015, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.22 per common share, payable on March 20, 2015 to shareholders of record at the close of business on March 10, 2015.

In fiscal 2014, the Company paid quarterly cash dividends of $0.19 per share each quarter. In fiscal 2013, the Company paid quarterly cash dividends of $0.16 per share in the fiscal second, third and fourth quarters. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities.

Provisions in our secured revolving credit facility and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock. For more information concerning these dividend restrictions, refer to the "Financial Condition, Capital Resources, and Liquidity" section of Item 7 in this Annual Report on Form 10-K.

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

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. All fiscal years for which financial information is set forth below contained 52 weeks, except for the fiscal year ended January 3, 2015, which includes 53 weeks.

	For the fiscal years ended
(dollars in thousands, except per share data)	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011

Operating Data:
Retail sales - Carter's	$1,087,165	$954,160	$818,909	$671,590	$546,233
Wholesale sales - Carter's	1,081,888	1,035,420	981,445	939,115	827,815
Retail sales - OshKosh	335,140	289,311	283,343	280,900	264,887
Wholesale sales - OshKosh	73,201	74,564	79,752	81,888	75,484
International	316,474	285,256	218,285	136,241	34,837
Total net sales	$2,893,868	$2,638,711	$2,381,734	$2,109,734	$1,749,256

Gross profit (a)	$1,184,440	$1,095,379	$937,948	$692,278	$674,717

Operating income (b)	$333,345	$264,151	$261,986	$187,466	$243,256

Income before income taxes	$302,906	$249,465	$255,391	$180,888	$233,386

Net income	$194,670	$160,407	$161,150	$114,016	$146,472

Per Common Share Data:
Basic net income	$3.65	$2.78	$2.73	$1.96	$2.50
Diluted net income	$3.62	$2.75	$2.69	$1.94	$2.46
Balance Sheet Data:
Working capital (c)	$793,487	$701,242	$713,468	$629,394	$532,891
Total assets	$1,893,096	$1,812,484	$1,630,109	$1,402,709	$1,257,182
Total debt, including current maturities	$586,000	$586,000	$186,000	$236,000	$236,000
Stockholders' equity	$786,684	$700,731	$985,479	$805,709	$679,936
Cash Flow Data:
Net cash provided by operating activities	$282,397	$209,696	$278,619	$81,074	$85,821
Net cash used in investing activities	$104,732	$220,532	$83,392	$106,692	$39,496
Net cash (used in) provided by financing activities	$(122,438)	$(84,658)	$(46,317)	$11,505	$(133,984)
Other Data:
Capital expenditures	$103,453	$182,525	$83,398	$45,495	$39,782
Dividend declared and paid per common share	$0.76	$0.48	$—	$—	$—

NOTES TO SELECTED FINANCIAL DATA

(a)
Gross profit in fiscal 2014 reflects a favorable recovery on inventory of approximately $1.0 million associated with the Company's exit from retail operations in Japan. Gross profit in fiscal 2013 includes a charge of $1.1 million for the fiscal year ended December 28, 2013, related to inventory write-downs associated with the Company's exit from retail operations in Japan.  Gross profit in fiscal 2011 includes $6.7 million in additional expenses related to the amortization of the fair value step-up of inventory acquired as a result of the acquisition of our former licensee, Bonnie Togs, in 2011.

(b)The following selling, general, & administrative expenses were included in the calculation of operating income:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
Amortization of H.W. Carter and Sons tradenames	$16,437	$13,588	$—	$—	$—
Workforce reduction, facility write-down, and closure costs	$9,126	$38,214	$9,490	$—	—
Revaluation of contingent consideration	$1,348	$2,825	$3,589	$2,484	—
Acquisition-related charges	$—	$—	$—	$3,050	—

(c)	Represents total current assets less total current liabilities.

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

Fiscal Year

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2013 and fiscal 2012, which ended on December 28, 2013 and December 29, 2012 respectively, each contained 52 weeks.

The 53rd week in fiscal 2014 contributed approximately $44.1 million of incremental consolidated revenue. Certain expenses increased in relationship to the additional revenue from the 53rd week, while other expenses, such as fixed costs and expenses incurred on a calendar-month basis, did not increase. The consolidated gross margin for the incremental revenue was comparable to our consolidated gross margin for all of fiscal 2014.

Our Business

We are the largest branded marketer in the United States ("U.S.") of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh
B'gosh ("OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for its line of apparel for children sizes newborn to 12, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe the brands provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

In the U.S., our brands compete in the $19.7 billion children's apparel market, for children ages zero to eight. In 2014, our Carter's brand was the largest brand with a 14.3% market share and our OshKosh brand had a 2.2% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

We distribute our products through multiple channels of distribution in the U.S. children's apparel market, which, as of January 3, 2015, includes approximately 18,000 wholesale locations (including national department stores, chain and specialty stores, and discount retailers), 855 Company-operated stores, and our websites. As of January 3, 2015, we operated 531 Carter's and 200 OshKosh stores in the U.S. As of January 3, 2015, our products were sold via 124 Company-operated stores in Canada in addition to our international wholesale, licensing, and online channels.

In recent years, we began opening "side-by-side" locations where adjacent retail stores for our Carter's and Oshkosh brands are connected, allowing retail customers to shop for both brands in a single location. As of January 3, 2015, the U.S. store count data presented in the preceding paragraph includes 51 such "side-by-side" locations for both Carter's and OshKosh.

Recent Events

Pursuant to the previously announced share repurchase plan authorized by our Board of Directors, during fiscal 2014 we repurchased and retired approximately 1.1 million of our common shares for $82.1 million, at an average price of $73.84 per share. Of the shares repurchased and retired in fiscal 2014, a total of 244,800 shares were repurchased and retired in the fourth quarter for $19.3 million, at an average price of $78.96 per share.

In the fourth quarter of fiscal 2014, we acquired the exclusive rights to use the Carter's tradename in Chile. The total cash consideration paid for these rights was approximately $3.6 million.

We completed the wind down of our retail operations in Japan in fiscal 2014, and recorded closing related costs of approximately $0.5 million in fiscal 2014 and $4.1 million in fiscal 2013.

In December 2014, we sold our Hogansville, Georgia distribution center for $2.1 million, which approximated the carrying value of the facility. The decision to close this facility was made in 2012 in conjunction with the opening of our one million square foot multi-channel distribution facility in Braselton, Georgia.

Segments

The five business segments we use to manage and evaluate our performance are: Carter's retail, Carter's wholesale, OshKosh retail, OshKosh wholesale, and International.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	For the fiscal years ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Net sales
Carter’s Retail	37.6%	36.2%	34.4%
Carter’s Wholesale	37.4%	39.2%	41.2%
Total Carter’s	75.0%	75.4%	75.6%
OshKosh Retail	11.6%	11.0%	11.9%
OshKosh Wholesale	2.5%	2.8%	3.3%
Total OshKosh	14.1%	13.8%	15.2%
International	10.9%	10.8%	9.2%
Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.1%	58.5%	60.6%
Gross profit	40.9%	41.5%	39.4%
Selling, general, and administrative expenses	30.8%	32.9%	29.9%
Royalty income	(1.4)%	(1.4)%	(1.6)%
Operating income	11.5%	10.0%	11.0%
Interest expense	1.0%	0.5%	0.3%
Interest income	—%	—%	—%
Other expense, net	0.1%	0.1%	—%
Income before income taxes	10.4%	9.5%	10.7%
Provision for income taxes	3.7%	3.4%	4.0%
Net income	6.7%	6.1%	6.8%

Number of retail stores at end of period:
Carter’s - U.S.	531	476	413
OshKosh - U.S.	200	181	168
International	124	117	82
Total	855	774	663

Note: Results may not be additive due to rounding.

Comparable Sales Metrics

Our comparable store sales metrics include sales for all stores that were open during the comparable fiscal period, including remodeled stores and certain relocated stores. A store becomes comparable following twelve consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the period are included in the comparable store sales metrics up to the last full fiscal month of operations.

Our comparable eCommerce sales metrics include sales from our websites that were active during the comparable fiscal period.

The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL YEAR ENDED JANUARY 3, 2015 (53 WEEKS) COMPARED WITH FISCAL YEAR ENDED DECEMBER 28, 2013 (52 WEEKS)

CONSOLIDATED NET SALES

Compared to fiscal 2013, consolidated net sales in fiscal 2014 increased $255.2 million, or 9.7%, to $2.9 billion. This sales growth was primarily due to strength in both Carter's segments and in our OshKosh retail segment. The 53rd week in fiscal 2014 contributed approximately $44.1 million in additional consolidated net sales. Changes in foreign currency exchange rates in fiscal 2014 as compared to fiscal 2013 negatively impacted consolidated net sales by approximately $16.0 million, or 0.6%.

	For the fiscal years ended
(dollars in thousands)	January 3, 2015 (53 weeks)	% of Total net sales	December 28, 2013 (52 weeks)	% of Total net sales
Net sales:
Carter’s Retail	$1,087,165	37.6%	$954,160	36.2%
Carter’s Wholesale	1,081,888	37.4%	1,035,420	39.2%
Total Carter’s	2,169,053	75.0%	1,989,580	75.4%

OshKosh Retail	335,140	11.6%	289,311	11.0%
OshKosh Wholesale	73,201	2.5%	74,564	2.8%
Total OshKosh	408,341	14.1%	363,875	13.8%
International	316,474	10.9%	285,256	10.8%
Total net sales	$2,893,868	100.0%	$2,638,711	100.0%

CARTER’S RETAIL SALES

Carter’s retail sales increased $133.0 million, or 13.9%, in fiscal 2014 to $1.1 billion. The change in fiscal 2014 was primarily driven by:

•	Increase of $87.7 million from new store openings;

•	Increase of $43.2 million in eCommerce sales;

•	Decrease of $9.0 million in comparable store sales driven by a decline in the number of transactions;

•	Decrease of $3.3 million due to the impact of store closings; and

•	Increase of $13.7 million in incremental sales during the 53rd week of fiscal 2014, exclusive of the other factors noted above.

Carter's direct-to-consumer comparable sales increased 3.7%, comprised of eCommerce comparable sales growth of 26.1%, partially offset by a decline in retail stores comparable sales of 1.0%. The comparable sales metric for the 53 weeks ended January 3, 2015 utilizes a comparable 53-week period of the prior year.

During fiscal 2014, we opened 61 Carter's stores and closed six stores. There were 531 Carter’s retail stores (including 51 "side-by-side" locations) as of January 3, 2015. In fiscal 2015, we plan to open approximately 65 stores and close five stores.

CARTER’S WHOLESALE SALES

Carter’s wholesale sales increased $46.5 million, or 4.5%, in fiscal 2014 to $1.1 billion. The 2014 growth reflected a 3.9% increase in average price per unit and a 0.6% increase in units shipped, compared to fiscal 2013. Additionally, the 53rd week in fiscal 2014 contributed approximately $19.4 million in additional sales to the Carter's wholesale segment.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $45.8 million, or 15.8%, in fiscal 2014 to $335.1 million. The growth in net sales in fiscal 2014 was primarily driven by:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Increase of $25.4 million from new store openings;

•	Increase of $12.7 million in eCommerce sales;

•	Increase of $7.0 million in comparable store sales driven by an increase in the average transaction value;

•	Decrease of $4.4 million due to the impact of store closings; and

•	Increase of $4.8 million in incremental sales during the 53rd week of fiscal 2014, exclusive of the other factors noted above.

OshKosh direct-to-consumer comparable sales increased 7.3%, comprised of eCommerce comparable sales growth of 27.4% and retail stores comparable sales growth of 3.3%. The comparable sales metric for the 53 weeks ended January 3, 2015 utilizes a comparable 53-week period of the prior fiscal year.

During fiscal 2014, we opened 27 OshKosh stores (all in "side-by-side" locations) and closed eight stores. There were 200 OshKosh retail stores (including 51 "side-by-side" locations) as of January 3, 2015. In fiscal 2015, we plan to open approximately 45 "side-by-side" locations and close six stand-alone stores.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $1.4 million, or 1.8%, in fiscal 2014 to $73.2 million. Compared to fiscal 2013, this decrease reflected a 2.6% decline in units shipped, partially offset by a 0.8% increase in the average price per unit. Additionally, the 53rd week in fiscal 2014 contributed approximately $1.9 million in sales to our OshKosh wholesale segment.

INTERNATIONAL SALES

Our international sales include our Canada and Japan retail operations, international eCommerce, and international wholesale sales.

International sales increased $31.2 million, or 10.9%, in fiscal 2014 to $316.5 million. This overall increase in sales for fiscal 2014 reflected:

•	$14.0 million in incremental sales in our international wholesale locations excluding Canada;

•	$12.4 million in incremental sales in our Canadian wholesale business;

•	$11.8 million in incremental sales in our Canadian retail stores primarily due to new store openings; and

•	$4.4 million in incremental sales from our international eCommerce business primarily due to the launch of the Canada website in fiscal 2014.

These increases were partially offset by an $11.5 million decrease in our retail operations in Japan, which we substantially exited in the first quarter of fiscal 2014. Changes in foreign currency exchange rates in fiscal 2014 as compared to fiscal 2013 negatively impacted international segment's net sales by approximately $16.0 million, or 5.7%. Additionally, sales that occurred during the 53rd week of fiscal 2014 totaled $4.3 million for our international segment.

Comparable store sales in Canada declined 3.4% in fiscal 2014, which reflects the combined growth in the Carter's and OshKosh branded products that was more than offset by the discontinuation of the legacy Bonnie Togs private label brands. The comparable sales metric for the 53 weeks ended January 3, 2015 utilizes a comparable 53-week period of the prior fiscal year.

During fiscal 2014, we opened 23 retail stores in Canada and closed one store. There were a total of 124 retail stores in Canada as of January 3, 2015. In fiscal 2015, we plan to open approximately 20 retail stores in Canada.

GROSS PROFIT

Our consolidated gross profit increased $89.1 million, or 8.1%, to $1.2 billion in fiscal 2014. Consolidated gross margin decreased from 41.5% in fiscal 2013 to 40.9% in fiscal 2014, primarily attributable to higher product costs and unfavorable foreign exchange rate movements, partially offset by a favorable mix of direct-to-consumer business and favorable freight expenses.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We include distribution costs in selling, general, and administrative expenses. Accordingly, our gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

SG&A expenses in fiscal 2014 increased $21.8 million, or 2.5%, to $890.3 million. As a percentage of net sales, SG&A expenses decreased from 32.9% to 30.8% in fiscal 2014.

The decrease in SG&A expenses as a percentage of net sales in fiscal 2014 reflected:

•	$26.6 million in lower costs associated with the office consolidation;

•	$13.0 million in lower costs associated with our exit from Japan retail operations;

•	$7.7 million in lower marketing expenses;

•	$3.3 million in lower costs associated with insurance and other employee benefits; and

•	$1.0 million in lower incentive compensation costs.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands increased $1.9 million, or 5.1%, to $39.2 million in fiscal 2014.

OPERATING INCOME

Consolidated operating income increased $69.2 million, or 26.2%, to $333.3 million in fiscal 2014. The table below summarizes the changes in each of our segments' operating results between fiscal 2014 and fiscal 2013:

(dollars in thousands)	Carter's Retail	Carter's Wholesale	OshKosh Retail	OshKosh Wholesale	International	Corporate Expenses		Total
Operating income (loss) for fiscal 2013	$181,169	$185,501	$(1,433)	$9,796	$40,641	$(151,523)		$264,151
Increase (decrease) during fiscal 2014:
Gross profit	63,458	2,240	21,210	(1,125)	2,070	1,208		89,061
Royalty income	1,297	(508)	316	263	536	—		1,904
SG&A expenses	34,627	1,770	11,883	92	3,777	(30,378)		21,771
Operating income (loss) for fiscal 2014	$211,297	$185,463	$8,210	$8,842	$39,470	$(119,937)	$—	$333,345
	(a)	(b)	(c)	(d)	(e)	(f)

(a) Carter's retail operating income in fiscal 2014 increased $30.1 million, or 16.6%, from fiscal 2013 to $211.3 million. The segment's operating margin increased from 19.0% in fiscal 2013 to 19.4% in fiscal 2014. The primary drivers of the change in operating income were an:

•	Increase in gross profit of $63.5 million primarily due to higher sales as previously discussed, partially offset by higher product costs;

•	Increase in royalty income of $1.3 million; and

•	Increase in SG&A expenses of $34.6 million primarily consisting of a:

•	Increase of $38.4 million in retail expenses associated with a higher store count and growth in the eCommerce business;

•	Decrease of $6.8 million distribution and freight expenses; and

•	Decrease of $3.4 million in marketing expenses due to the absence of television advertising in fiscal 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(b) Carter's wholesale operating income was $185.5 million for both fiscal 2014 and fiscal 2013. The segment's operating margin decreased from 17.9% in fiscal 2013 to 17.1% in fiscal 2014. The primary drivers in operating income were a/(an):

•	Increase in gross profit of $2.2 million primarily due to higher sales as previously discussed and lower air freight related to inventory, partially offset by higher product costs;

•	Decrease in royalty income of $0.5 million; and

•	Increase of $1.8 million in SG&A expenses primarily consisting of a/(an):

•	Increase of $9.2 million in distribution and freight costs due to growth in the business;

•	Decrease of $4.8 million in other administrative expenses primarily due cost savings from the office consolidation; and

•	Decrease of $2.5 million in marketing expenses due to the absence of television advertising in fiscal 2014.

(c) OshKosh retail operating income in fiscal 2014 increased $9.6 million from fiscal 2013 to $8.2 million. The segment's operating margin increased from (0.5)% in fiscal 2013 to 2.4% in fiscal 2014. The primary drivers of the change in operating income were an:

•	Increase in gross profit of $21.2 million primarily due to higher sales as previously discussed, partially offset by higher product costs;

•	Increase in royalty income of $0.3 million; and

•	Increase of $11.9 million in SG&A largely due to $10.3 million in incremental retail expenses associated with a higher store count and growth in the eCommerce business.

(d) OshKosh wholesale operating income in fiscal 2014 decreased $1.0 million, or 9.7%, from fiscal 2013 to $8.8 million. The segment's operating margin decreased from 13.1% in fiscal 2013 to 12.1% in fiscal 2014. The primary drivers of the change in operating income were a/(an):

•	Decrease in gross profit of $1.1 million due to a decrease in sales as previously discussed, higher product costs, and increased promotional pricing;

•	Increase in royalty income of $0.3 million; and

•	Increase in SG&A expenses of $0.1 million largely due to a/(an):

▪	Increase of $0.9 million in distribution and freight costs due to growth in the business;

▪	Increase of $0.3 million in other administrative expenses; and

▪	Decrease of $1.2 million in marketing costs due to less advertising in the fiscal 2014.

(e) International operating income in fiscal 2014 decreased $1.2 million, or 2.9%, from fiscal 2013 to $39.5 million. This segment's operating margin decreased from 14.2% in fiscal 2013 to 12.5% in fiscal 2014. The primary drivers of the change in operating income were an:

•
Increase in gross margin of $2.1 million primarily due to an increase in sales as previously discussed, partially offset by increased promotional pricing and higher product costs due to an unfavorable currency impact;

•	Increase in royalty income of $0.5 million; and

•	Increase of $3.8 million in SG&A expenses largely due to a/(an):

▪	Increase of $4.3 million in distribution and freight costs due to growth in the business;

▪	Increase of $1.8 million in retail expenses associated with a higher Canadian store count;

▪	Increase of $1.8 million in marketing expenses also due to growth in the business; and

▪	Decrease of $5.5 million in retail administration costs due to the exit of retail operations in Japan.

(f) Corporate operating expenses in fiscal 2014 decreased $31.6 million, or 20.8%, from fiscal 2013 to $119.9 million. Corporate expenses as a percentage of consolidated net sales decreased from 5.7% in fiscal 2013 to 4.1% in fiscal 2014. The decrease in operating expenses primarily reflected the completion of office consolidations and facility closures of $26.6 million and lower costs associated with insurance and other employee benefits of $3.3 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INTEREST EXPENSE

Interest expense in fiscal 2014 increased $14.2 million from fiscal 2013 to $27.7 million. Weighted-average borrowings for fiscal 2014 were $586.0 million at an effective interest rate of 4.68%, compared to weighted-average borrowings for fiscal 2013 of $338.7 million at an effective interest rate of 3.92%. The increase in the effective interest rate (which includes the effect of the amortization of debt issuance costs) is primarily the result of a full year of interest expense in fiscal 2014 on the $400 million senior notes that were issued in the third quarter of 2013 at an interest rate of 5.25%.

Our financial results are subject to risks from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of January 3, 2015, our outstanding variable rate debt aggregated $186.0 million. An increase or decrease of 1% in the applicable rate applied to our weighted-average borrowings would have increased or decreased our fiscal 2014 interest expense by approximately $1.9 million.

OTHER EXPENSE, NET

Other expenses, net, in fiscal 2014 increased $1.3 million, or 66.3% from fiscal 2013 to $3.2 million primarily due to higher foreign currency losses in fiscal 2014.

INCOME TAXES

Our effective tax rate for both fiscal 2014 and 2013 was 35.7%.

NET INCOME

Our net income for fiscal 2014 increased $34.3 million, or 21.4%, to $194.7 million as compared to $160.4 million in fiscal 2013, due to the factors described above.

FISCAL YEAR ENDED DECEMBER 28, 2013 (52 WEEKS) COMPARED WITH FISCAL YEAR ENDED DECEMBER 29, 2012 (52 WEEKS)

CONSOLIDATED NET SALES

In fiscal 2013, consolidated net sales increased $257.0 million, or 10.8%, to $2.6 billion. The growth primarily reflects strength in our Carter's Wholesale, Carter's Retail and International segments. Foreign currency translation negatively impacted international net sales by approximately $6.8 million, or 3.1%.

	For the fiscal years ended
(dollars in thousands)	December 28, 2013 (52 weeks)	% of Total net sales	December 29, 2012 (52 weeks)	% of Total net sales
Net sales:
Carter’s Wholesale	$1,035,420	39.2%	$981,445	41.2%
Carter’s Retail	954,160	36.2%	818,909	34.4%
Total Carter’s	1,989,580	75.4%	1,800,354	75.6%

OshKosh Retail	289,311	11.0%	283,343	11.9%
OshKosh Wholesale	74,564	2.8%	79,752	3.3%
Total OshKosh	363,875	13.8%	363,095	15.2%
International	285,256	10.8%	218,285	9.2%
Total net sales	$2,638,711	100.0%	$2,381,734	100.0%

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

During fiscal 2013, we opened 65 Carter's stores and closed two stores. There was a total of 476 Carter’s retail stores as of December 28, 2013.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $6.0 million, or 2.1%, in fiscal 2013 to $289.3 million. The increase reflects incremental sales of $13.5 million generated by eCommerce sales and $11.0 million generated by new store openings, partially offset by the impact of store closings of $10.5 million and a comparable store sales decrease of $8.0 million, or 3.4%. OshKosh direct-to-consumer comparable sales increased 2.0%, comprised of eCommerce comparable sales growth of 40.9% and a retail store comparable sales decline of 3.4%. On a comparable store basis, the average retail store transaction value remained flat and transactions decreased during fiscal 2013 as compared to fiscal 2012.

During fiscal 2013, we opened 18 OshKosh stores and closed five stores. There was a total of 181 OshKosh retail stores as of December 28, 2013.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales decreased $5.2 million, or 6.5%, in fiscal 2013 to $74.6 million. The decrease in wholesale sales reflects a 12.2% decrease in units shipped, partially offset by a 6.5% increase in average price per unit as compared to fiscal 2012.

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

During fiscal 2013, we opened 21 retail stores in Canada and closed one store. There was a total of 102 retail stores in Canada as of December 28, 2013.

In the first quarter of 2013, we assumed control of retail operations in Japan, previously managed by a licensee.  In fiscal 2013, our retail operations in Japan generated sales of approximately $15.9 million and an operating loss of $11.3 million, which includes exit costs of approximately $4.1 million.  In the fourth quarter of 2013, we decided to exit those operations based on revised forecasts which did not meet our investment objectives.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

SG&A expenses in fiscal 2013 increased $155.3 million, or 21.8%, to $868.5 million. As a percentage of net sales, SG&A expenses increased from 29.9% to 32.9% in fiscal 2013.

The increase in SG&A expenses as a percentage of net sales reflects:

•	$39.9 million in higher domestic and Canada retail store expenses;

•	$26.9 million in incremental costs associated with the office consolidation;

•	$18.4 million in incremental distribution and freight costs;

•	$18.1 million in expenses associated with the Japan business, including operating costs and costs to exit the operations;

•	$13.6 million in amortization of the H.W. Carter tradename; and

•	$10.3 million in incremental operating expenses associated with the growth of the eCommerce business.

Slightly offsetting these increases were:

•	$12.0 million in lower provisions for performance-based compensation.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands in both fiscal 2013 and fiscal 2012 was approximately $37.3 million, including $5.5 million and $6.8 million of international royalty income in fiscal 2013 and fiscal 2012, respectively. International royalty income in fiscal 2013 declined primarily due to our assumption of a licensee's operations in Japan.

OPERATING INCOME

Operating income increased $2.2 million, or 0.8%, to $264.2 million in fiscal 2013. Following is information regarding our segment results:

(dollars in thousands)	For the fiscal years ended
Operating income (loss):	December 28, 2013	Segment operating margin	December 29, 2012	Segment operating margin
Carter’s Wholesale	$185,501	17.9%	$172,673	17.6%
Carter’s Retail	181,169	19.0%	145,940	17.8%
Total Carter’s	366,670	18.4%	318,613	17.7%
OshKosh Retail	(1,433)	(0.5)%	(7,752)	(2.7)%
OshKosh Wholesale	9,796	13.1%	4,086	5.1%
Total OshKosh	8,363	2.3%	(3,666)	(1.0)%
International	40,641	14.2%	43,376	19.9%
Corporate expenses	(151,523)		(96,337)
Total operating income	$264,151	10.0%	$261,986	11.0%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Carter's wholesale operating income in fiscal 2013 increased $12.8 million, or 7.4%, from fiscal 2012 to $185.5 million. The segment's operating margin increased from 17.6% in fiscal 2012 to 17.9%. The increase in operating income reflects a $21.2 million improvement in segment gross profit in fiscal 2013 compared to fiscal 2012 primarily as a result of incremental sales, as discussed in the previous section for Carter's wholesale sales. The improvement in net sales was partially offset by an $8.3 million increase in SG&A expenses which was largely due to $6.3 million in incremental distribution and freight costs associated with growth in the business.

Carter's retail operating income in fiscal 2013 increased $35.2 million, or 24.1%, from fiscal 2012 to $181.2 million. The segment's operating margin increased from 17.8% in fiscal 2012 to 19.0%. The increase in operating income reflects an $87.4 million improvement in segment gross profit in fiscal 2013 compared to fiscal 2012 primarily as a result of incremental sales, as discussed in the previous section for Carter's retail sales. The improvement in net sales was partially offset by a $52.8 million increase in SG&A due largely to $37.1 million in incremental retail expenses associated with a higher store count and growth in the eCommerce business, and $9.8 million in incremental distribution and freight expenses also due to eCommerce growth.

OshKosh retail operating loss in fiscal 2013 improved $6.3 million, or 81.5% from fiscal 2012 to $1.4 million. This segment's operating margin improved from (2.7)% in fiscal 2012 to (0.5)%. The improvement in segment operating loss reflects a $14.1 million increase in segment gross profit in fiscal 2013 compared to fiscal 2012 primarily due to higher average prices, as discussed in the previous section for OshKosh retail sales. This improvement was partially offset by an $8.0 million increase in SG&A expenses largely due to $4.2 million in incremental retail expenses associated with a higher store count and growth in the eCommerce business, and $1.6 million in incremental distribution and freight expenses also due to eCommerce growth.

OshKosh wholesale operating income in fiscal 2013 increased $5.7 million from fiscal 2012 to $9.8 million. The segment's operating margin increased from 5.1% in fiscal 2012 to 13.1%. The increase in operating income reflects a $3.5 million improvement in segment gross profit in fiscal 2013 compared to fiscal 2012 primarily due to higher average prices as discussed in the previous section for OshKosh wholesale sales, a $1.9 million decrease in SG&A expenses primarily due to $1.3 million in lower provisions for performance-based compensation, and a $0.3 million increase in royalty income.

International operating income in fiscal 2013 decreased $2.7 million, or 6.3%, from fiscal 2012 to $40.6 million. This segment's operating margin decreased from 19.9% in fiscal 2012 to 14.2%. The decrease in international operating income reflects a $32.8 million increase in SG&A expenses in fiscal 2013 compared to fiscal 2012 largely due to $18.1 million in Japan operating and exit costs and $8.9 million in incremental Canada retail store expenses associated with a higher store count. These cost increases were partially offset by a $31.1 million improvement in segment gross profit in fiscal 2013 compared to fiscal 2012 primarily due to incremental sales as discussed in the previous section for International sales. Royalty income decreased $1.0 million year-over-year primarily due to the absence of Japan royalty income in fiscal 2013 as a result of assuming our Japan licensee’s operations in the first quarter of fiscal 2013.

Corporate operating expenses in fiscal 2013 increased $55.2 million, or 57.3%, from fiscal 2012 to $151.5 million. Corporate expenses as a percentage of consolidated net sales increased from 4.0% in fiscal 2012 to 5.7%. The increase in corporate operating expenses primarily reflects $25.7 million in incremental costs associated with the office consolidation and other facility closures and $13.6 million in amortization of the H.W. Carter tradename.

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

OTHER EXPENSE, NET

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During fiscal 2013 and 2012, other expense, net, principally comprised foreign currency losses of $1.9 million and gains of $0.1 million, respectively, related to foreign currency denominated payables.

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

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are for working capital and capital expenditures. Substantially all of our cash is held in the United States. Our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Part I, Item 1A of this filing.

BALANCE SHEET

Net accounts receivable at January 3, 2015 were $184.6 million compared to $193.6 million at December 28, 2013. The decrease of $9.0 million, or 4.7%, as compared to December 28, 2013 reflects a decrease in other receivables primarily related to the 2014 collection of tenant improvement allowances for the new corporate headquarters facility. Net accounts receivable at December 28, 2013 were $193.6 million compared to $168.0 million at December 29, 2012. The increase of $25.6 million, or 15.2%, compared to December 29, 2012 reflected growth in the business along with an increase of approximately $17.9 million in other receivables related to tenant improvement allowances for the new corporate headquarters facility.

Inventories at January 3, 2015 were $444.8 million compared to $417.8 million at December 28, 2013. The increase of $27.0 million, or 6.5%, as compared to December 28, 2013, reflects an increase in inventory levels to support business growth and higher product costs as compared to the prior year. Inventories at December 28, 2013 were $417.8 million compared to $349.5 million at December 29, 2012. The increase of $68.2 million, or 19.5%, compared to December 29, 2012 reflected an increase in inventory levels to support planned sales and store openings, in addition to higher product costs compared to the prior year.

CASH FLOW

Net cash provided by operating activities for fiscal 2014 was $282.4 million compared to net cash provided by operating activities of $209.7 million in fiscal 2013. The increase in operating cash flow primarily reflects an increase in net income and favorable changes in net working capital. Net cash provided by operating activities for fiscal 2013 was $209.7 million compared to net cash provided by operating activities of $278.6 million in fiscal 2012. The decrease in operating cash flow primarily reflects changes in net working capital. The timing of payments and receipts in the normal course of business can impact our working capital.

Our capital expenditures were $103.5 million in fiscal 2014 compared to $182.5 million in fiscal 2013, primarily reflecting expenditures of approximately $56.5 million for our U.S. and international retail store openings and remodelings, $19.6 for information technology initiatives, $18.2 million for the Braselton, Georgia distribution facility, and $8.5 million for the new corporate headquarters facility.

Our capital expenditures were $182.5 million in fiscal 2013 compared to $83.4 million in fiscal 2012, primarily reflecting expenditures of approximately $55.8 million for our U.S. and international retail store openings and remodelings, $54.0 million for the Braselton, Georgia distribution facility, $35.9 million for the new corporate headquarters facility, and $29.5 million for information technology initiatives.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We plan to invest approximately $120 million in capital expenditures in fiscal 2015, primarily for U.S. and international retail store openings and remodelings, and information technology.

SECURED REVOLVING CREDIT FACILITY
On October 15, 2010, we entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) secured revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. On December 22, 2011, we amended and restated the secured revolving credit facility to, among other things, provide a U.S. dollar secured revolving facility of $340 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) plus a $35 million multicurrency secured revolving facility ($15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars or Canadian dollars.
On August 31, 2012, we amended and restated the secured revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million, consisting of a $340 million U.S. dollar secured revolving credit facility and a $35 million multicurrency secured revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, we recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, will be amortized over the new remaining term of the facility (five years). The term of the secured revolving credit facility expires August 31, 2017.
Pricing Options
The secured revolving credit facility provides for different pricing options based on, among other things, the currency being borrowed and our leverage. Amounts outstanding under the secured revolving credit facility as of January 3, 2015 were accruing interest at a LIBOR rate plus 2.00%.
Covenants
The secured revolving credit facility contains and defines financial covenants, including a lease adjusted leverage ratio (defined as, with certain adjustments, the ratio of our consolidated indebtedness plus six times rent expense to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) to exceed (x) if such period ends on or before December 31, 2016, 3.75:1.00 and (y) if such period ends after December 31, 2016, 3.50:1.00; and consolidated fixed charge coverage ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.50:1.00. As of January 3, 2015, we are in compliance with our financial debt covenants.
Outstanding Amount

At January 3, 2015, we had approximately $186.0 million in revolver borrowings, exclusive of $6.5 million of outstanding letters of credit, leaving approximately $182.5 million available for future borrowings.

SENIOR NOTES
On August 12, 2013, our 100% owned subsidiary, TWCC issued $400 million principal amount of senior notes at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of January 3, 2015. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.0 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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

During June 2014, TWCC completed the registration of the exchange offer for the senior notes that was required under the terms of such notes.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company's ability to pay future cash dividends on or make future repurchases of its common stock, as further described in the Long-Term Debt note to the consolidated financial statements.

BONNIE TOGS ACQUISITION

On June 30, 2011, we purchased Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing and the balance to be paid contingent upon achieving certain earnings targets. In fiscal 2014 and fiscal 2013, we paid approximately USD $8.9 million and $14.7 million, respectively, after achieving interim earnings targets. As of January 3, 2015, a discounted contingent current liability of approximately USD $7.7 million was recorded based upon the high probability that Bonnie Togs will attain future earnings targets and the corresponding earnout payment is expected to be paid within a one year window.

FACILITY CLOSURES

In conjunction with the closure of the Hogansville, Georgia distribution facility, we incurred closure-related charges of approximately $1.9 million in fiscal 2013. No additional closing costs were incurred in fiscal 2014 and no accrual remains as of January 3, 2015. The Hogansville facility was sold during the fourth quarter of 2014 at a selling price that approximated the book value.

In connection with the plan to consolidate our Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new corporate headquarters facility in Atlanta, Georgia, we recorded charges of approximately $6.6 million in fiscal 2014, primarily related to severance and relocation and recruiting expenses. We have completed our consolidation efforts and the remaining balance in the accrual as of January 3, 2015 is approximately $3.6 million, consisting of $0.8 million in severance and $2.8 million in other closing costs related to a remaining lease liability. The severance accrual is

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

expected to be substantially paid in the first half of 2015. We do not expect to incur any additional costs related to the office consolidation.

In the fourth quarter of 2013, we made the decision to exit retail operations in Japan based on revised forecasts which did not meet our investment objectives. We recorded approximately $1.5 million in closing related-costs for fiscal 2014 and $3.0 million in fiscal 2013, primarily related to severance, accelerated depreciation, and other closing costs such as lease termination costs. We do not expect to incur any additional closing-related costs for the exit of retail operations in Japan, and no accrual remains as of January 3, 2015.

SHARE REPURCHASES

In the second quarter of fiscal 2013, our Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, our Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of January 3, 2015, was approximately $185.1 million.

Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The authorizations have no expiration date.

Open Market Purchases

During the fiscal year ended January 3, 2015, we purchased, in open market transactions, and retired 1,111,899 shares with an average share price of $73.84 for an aggregate cost of $82.1 million.

During the fiscal year ended December 28, 2013, we purchased and retired 816,402 shares with an average share price of $66.31 for an aggregate cost of approximately $54.1 million in open market transactions.

Accelerated Stock Repurchase Program

On August 29, 2013, we entered into two fixed dollar uncollared accelerated stock repurchase (ASR) agreements totaling $400 million. The ASR agreements were settled in January 2014. As of the date of settlement, the Company had received a total of approximately 5.6 million shares. All shares received under the ASR Agreements were retired upon receipt.

DIVIDENDS

Our Board of Directors authorized quarterly cash dividends of $0.19 per share in each quarter of fiscal 2014. The dividends were paid during the fiscal quarter in which they were declared. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors, and are based on a number of factors, including our future financial performance and other investment priorities.

Provisions in our secured revolving credit facility and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.

COMMITMENTS

The following table summarizes as of January 3, 2015, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total

Long-term debt	$—	$—	$186,000	$—	$—	$400,000	$586,000
Interest on debt (a)	25,036	25,036	23,691	21,000	21,000	35,000	150,763
Operating leases	125,650	121,100	115,889	108,653	90,057	351,356	912,705
Capital leases	392	392	392	352	231	788	2,547
Total financial obligations	151,078	146,528	325,972	130,005	111,288	787,144	1,652,015

Letters of credit	6,462	—	—	—	—	—	6,462
Total financial obligations and commitments (b) (c)	$157,540	$146,528	$325,972	$130,005	$111,288	$787,144	$1,658,477

(a) Reflects estimated variable rate interest on obligations outstanding on our secured revolving credit facility and senior notes as of January 3, 2015 using an interest rate of 2.17% (rate in effect at January 3, 2015) and 5.25%, respectively.

(b) The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(c) The table above excludes purchase obligations. Our estimate as of January 3, 2015 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less is estimated to be $400 - $500 million.

In addition to the total contractual obligations and commitments in the table above, we have post-retirement benefit obligations and contingent consideration liabilities, which are included in other current liabilities and other long-term liabilities, as further described in our notes to the accompanying audited consolidated financial statements.

OFF-BALANCE SHEET OBLIGATIONS

We do not maintain off-balance sheet arrangements, transaction, obligations, or other relationships with unconsolidated entities except for those that are made in the normal course of our business and included in our Commitments table presented above.

LIQUIDITY OUTLOOK

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our secured revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard.

EFFECTS OF INFLATION AND DEFLATION

Our product costs are subject to fluctuations in costs such as manufacturing, cotton, labor, fuel, and transportation.  In recent years, we have experienced increased costs due to such fluctuations as well as higher product costs resulting from inventory purchased by our Canadian entity in U.S. dollars. In anticipation of higher product costs, we raised our selling prices on many of our products over the past two years, but have been unable to fully absorb the cost increases and our profitability has been adversely impacted. In recent years, we have also experienced deflationary pressure on our selling prices, in part driven by intense price competition in the young children's apparel industry. If future product cost increases are more than anticipated, or

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

if we are unable to offset such cost increases through selling price increases or otherwise, our profitability could be adversely affected. Future deflationary pressures on our selling prices could also adversely affect our profitability.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE ALLOWANCE

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

GOODWILL AND TRADENAME

The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year.  Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  We use both qualitative and quantitative methods to assess for impairment, including the use of discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach").

We perform impairment tests of goodwill at the reporting unit level. We may utilize a qualitative assessment to determine if it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. If so, the two-step goodwill impairment test using quantitative assessments is required to be performed. If not, no further testing is required and the relevant qualitative factors supporting the strength in fair value are documented. Qualitative factors may include, but are not

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

limited to: macroeconomic conditions; industry and market considerations; cost factors that may have a negative effect on earnings; overall financial performance; and other relevant entity-specific events.

Under the quantitative assessment for goodwill, the first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill.

A tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. If a tradename is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the tradename. The process of estimating the fair value of a tradename incorporates the relief-from-royalty method, which requires us to make assumptions and to apply judgment, including forecasting future cash flows and selecting appropriate discount and royalty rates.

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

Based upon our most recent assessment, performed as of January 3, 2015, there was no impairment in the value of goodwill or indefinite-lived tradename assets and no reporting units were at risk.

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

Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables and payables, including intercompany balances, are included in foreign currency gain or loss in our consolidated statements of operations. Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market and the end of each reporting period, and the gain or loss is recognized in our consolidated statements of operations.

EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution (401(k)) plan, a frozen defined benefit pension plan and other unfunded post-retirement plans.  The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations, and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. For the fiscal year ended January 3, 2015, revised mortality tables were used, and these revised tables reflected increased life expectancies for most all demographics. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions.  Actual results that differ from the actuarial assumptions are reflected as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.

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

Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We use actual monthly historical changes in the market value of our stock covering the expected life of stock options being valued. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.

Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.

Expected term – This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase the fair value of the stock option and related compensation expense.

Dividend yield – We estimate a dividend yield based on the current dividend amount as a percentage of our current stock price. An increase in the dividend yield will decrease the fair value of the stock option and related stock-based compensation expense.

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

Currency Risk

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

Our Canadian subsidiary records Canadian denominated sales which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in fiscal 2014 as compared to fiscal 2013 negatively impacted international segment net sales in fiscal 2014 by approximately $16.0 million, primarily due to the devaluation of the Canadian dollar relative to the U.S. dollar.

Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within other expense, net, and totaled approximately $1.9 million and $0.1 million for fiscal year 2014 and 2013, respectively.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings as of January 3, 2015 were $186.0 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost for fiscal 2014 by approximately $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Carter’s, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter’s, Inc. and its subsidiaries at January 3rd, 2015 and December 28th, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3rd, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3rd, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 26, 2015

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$340,638	$286,546
Accounts receivable, net	184,563	193,611
Finished goods inventories	444,844	417,754
Prepaid expenses and other current assets	34,788	35,157
Deferred income taxes	36,625	37,313
Total current assets	1,041,458	970,381
Property, plant, and equipment, net	333,097	307,885
Tradenames and other intangible, net	317,297	330,258
Goodwill	181,975	186,077
Deferred debt issuance costs, net	6,677	8,088
Other assets	12,592	9,795
Total assets	$1,893,096	$1,812,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,243	$164,010
Other current liabilities	97,728	105,129
Total current liabilities	247,971	269,139

Long-term debt	586,000	586,000
Deferred income taxes	121,536	121,434
Other long-term liabilities	150,905	135,180
Total liabilities	1,106,412	1,111,753

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 3, 2015, and December 28, 2013	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 52,712,193 and 54,541,879 shares issued and outstanding at January 3, 2015 and December 28, 2013, respectively	527	545
Additional paid-in capital	—	4,332
Accumulated other comprehensive loss	(23,037)	(10,082)
Retained earnings	809,194	705,936
Total stockholders’ equity	786,684	700,731
Total liabilities and stockholders’ equity	$1,893,096	$1,812,484

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Net sales	$2,893,868	$2,638,711	$2,381,734
Cost of goods sold	1,709,428	1,543,332	1,443,786
Gross profit	1,184,440	1,095,379	937,948
Selling, general, and administrative expenses	890,251	868,480	713,211
Royalty income	(39,156)	(37,252)	(37,249)
Operating income	333,345	264,151	261,986
Interest expense	27,653	13,437	6,765
Interest income	(403)	(669)	(234)
Other expense, net	3,189	1,918	64
Income before income taxes	302,906	249,465	255,391
Provision for income taxes	108,236	89,058	94,241
Net income	$194,670	$160,407	$161,150

Basic net income per common share	$3.65	$2.78	$2.73
Diluted net income per common share	$3.62	$2.75	$2.69
Dividend declared and paid per common share	$0.76	$0.48	$—

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal years ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Net income	$194,670	$160,407	$161,150
Other comprehensive income (loss):
Unrealized gain (loss) on OshKosh defined benefit plan, net of tax of $2,920, ($3,660), $690 for the fiscal years 2014, 2013, and 2012, respectively	(4,963)	6,238	(1,163)
Unrealized gain (loss) on Carter's post-retirement benefit obligation, net of tax of $91, ($210), ($107) for fiscal years 2014, 2013, and 2012, respectively	(147)	371	182
Foreign currency translation adjustments	(7,845)	(5,486)	1,058
Total other comprehensive (loss) income	(12,955)	1,123	77
Comprehensive income	$181,715	$161,530	$161,227

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Cash flows from operating activities:
Net income	$194,670	$160,407	$161,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,487	54,915	39,848
Amortization of H.W. Carter and Sons tradenames	16,437	13,588	—
Accretion of contingent consideration	1,348	2,825	3,589
Amortization of debt issuance costs	1,533	1,049	877
Non-cash stock-based compensation expense	17,598	16,040	13,049
Unrealized foreign currency exchange loss	2,378	—	—
Income tax benefit from stock-based compensation	(4,700)	(11,040)	(2,760)
Loss on disposal of property, plant, and equipment	1,157	272	802
Deferred income taxes	3,911	596	(9,651)
Effect of changes in operating assets and liabilities:
Accounts receivable	8,405	(26,064)	(10,200)
Inventories	(32,151)	(70,691)	(1,790)
Prepaid expenses and other assets	(2,719)	(18,716)	(6,004)
Accounts payable and other liabilities	16,043	86,515	89,709
Net cash provided by operating activities	282,397	209,696	278,619
Cash flows from investing activities:
Capital expenditures	(103,453)	(182,525)	(83,398)
Acquisition of tradenames	(3,550)	(38,007)	—
Proceeds from sale of property, plant, and equipment	2,271	—	6
Net cash used in investing activities	(104,732)	(220,532)	(83,392)
Cash flows from financing activities:
Proceeds from senior notes	—	400,000	—
Payments of debt issuance costs	(177)	(6,989)	(1,916)
Borrowings under secured revolving credit facility	—	—	2,500
Payments on secured revolving credit facility	—	—	(52,500)
Repurchase of common stock	(82,099)	(454,133)	—
Payment of contingent consideration	(8,901)	(14,721)	—
Dividends paid	(40,477)	(27,715)	—
Income tax benefit from stock-based compensation	4,700	11,040	2,760
Withholdings from vesting of restricted stock	(4,548)	(5,052)	(2,846)
Proceeds from exercise of stock options	9,064	12,912	5,685
Net cash used in financing activities	(122,438)	(84,658)	(46,317)
Net effect of exchange rate changes on cash	(1,135)	(196)	(168)
Net increase (decrease) in cash and cash equivalents	54,092	(95,690)	148,742
Cash and cash equivalents, beginning of period	286,546	382,236	233,494
Cash and cash equivalents, end of period	$340,638	$286,546	$382,236

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 31, 2011	58,595,421	$586	$231,738	$(11,282)	$584,667	$805,709
Income tax benefit from stock-based compensation	—	—	2,760	—	—	2,760
Exercise of stock options	254,567	3	5,682	—	—	5,685
Withholdings from vesting of restricted stock	(61,536)	(1)	(2,845)	—	—	(2,846)
Restricted stock activity	316,479	3	(3)	—	—	—
Stock-based compensation expense	—	—	11,864	—	—	11,864
Issuance of common stock	21,708	—	1,080	—	—	1,080
Comprehensive income	—	—	—	77	161,150	161,227
Balance at December 29, 2012	59,126,639	$591	$250,276	$(11,205)	$745,817	$985,479
Income tax benefit from stock-based compensation	—	—	11,040	—	—	11,040
Exercise of stock options	669,834	7	12,905	—	—	12,912
Withholdings from vesting of restricted stock	(84,766)	(1)	(5,051)	—	—	(5,052)
Restricted stock activity	240,899	2	(2)	—	—	—
Stock-based compensation expense	—	—	15,572	—	—	15,572
Issuance of common stock	16,173	—	1,080	—	—	1,080
Repurchases of common stock	(5,426,900)	(54)	(281,488)	—	(172,591)	(454,133)
Cash dividends declared and paid	—	—	—	—	(27,697)	(27,697)
Comprehensive income	—	—	—	1,123	160,407	161,530
Balance at December 28, 2013	54,541,879	$545	$4,332	$(10,082)	$705,936	$700,731
Income tax benefit from stock-based compensation	—	—	4,700	—	—	4,700
Exercise of stock options	287,511	3	9,061	—	—	9,064
Withholdings from vesting of restricted stock	(66,352)	(1)	(4,547)	—	—	(4,548)
Restricted stock activity	70,349	1	(1)	—	—	—
Stock-based compensation expense	—	—	16,517	—	—	16,517
Issuance of common stock	14,859	—	1,081	—	—	1,081
Repurchases of common stock	(2,136,053)	(21)	(31,143)	—	(50,935)	(82,099)
Cash dividends declared and paid	—	—	—	—	(40,477)	(40,477)
Comprehensive income	—	—	—	(12,955)	194,670	181,715
Balance at January 3, 2015	52,712,193	$527	$—	$(23,037)	$809,194	$786,684

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” and “its") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of January 3, 2015, the Company operated 531 Carter’s domestic stores, 200 OshKosh domestic stores, and 124 Canadian stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying audited consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified for comparative purposes.

FISCAL YEAR

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2013 and fiscal 2012, which ended on December 28, 2013 and December 29, 2012 respectively, each contained 52 weeks.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Transaction adjustments

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also include intercompany loans with foreign subsidiaries that are of a short-term investment nature. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of other expense, net, within the audited consolidated statements of operations.

CASH AND CASH EQUIVALENTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposit accounts, U.S. Treasury securities, and cash management funds invested in U.S. government instruments. These investments are stated at cost, which approximates fair value.

ACCOUNTS RECEIVABLE
The components of accounts receivable, net, as of January 3, 2015 and December 28, 2013 are as follows:

(dollars in thousands)	January 3, 2015	December 28, 2013
Trade receivables	$173,962	$169,862
Royalties receivable	9,978	9,260
Tenant allowances and other receivables	12,831	24,197
Total gross receivables	$196,771	$203,319
Less:
Allowance for doubtful accounts	(11,808)	(9,308)
Sales returns reserve	(400)	(400)
Total reserves	(12,208)	(9,708)
Accounts receivable, net	$184,563	$193,611

Concentration of credit risk

In each of fiscal 2014, 2013, and 2012, no one customer accounted for 10% or more of the Company's consolidated net sales.

Approximately 75.9% of the Company's gross accounts receivable at January 3, 2015 and 75.2% at December 28, 2013 were from its ten largest wholesale customers. Of these customers, five had individual receivable balances in excess of 10% of gross accounts receivable at January 3, 2015, but none of these customers had receivable balances in excess of 14.1%. At December 28, 2013, three of the ten largest customers had individual receivable balances in excess of 10% of gross accounts receivable, but none of these customers had receivable balances in excess of 13.6%.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation or amortization and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements from 15 to 26 years, retail store fixtures, equipment, and computers from 3 to 10 years, and computer software from 3 to 7 years. Leasehold improvements and fixed assets purchased under capital lease are amortized over the

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lesser of the asset life or related lease term. The Company capitalizes the cost of its fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over 3 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's goodwill balance is comprised of amounts related to the acquisition of Carter's, Inc. by a predecessor company and the acquisition of Bonnie Togs. The goodwill balances have indefinite useful lives and are not deductible for income tax purposes. The Company's other intangible assets are comprised of tradenames and non-compete agreements. The tradenames include Carter's, OshKosh, Carter's Watch the Wear, H.W. Carter & Sons, and the Carter's tradename in the country of Chile. The Carter's and OshKosh tradenames have indefinite useful lives. The Carter's Watch the Wear and H.W. Carter & Sons have definite lives and are being amortized on an accelerated basis over three years. The Carter's tradename in Chile has a definite life and is being amortized over a period of 20 years. The Bonnie Togs non-compete agreements for certain executives were amortized over four years through fiscal 2014.

Annual impairment reviews

The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year.  Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of future cash flows, discount rates, and, in the case of tradenames, royalty rates. Based upon the Company's most recent assessment, performed as of January 3, 2015, there was no impairment in the value of goodwill or indefinite-lived tradename assets and no reporting units were at risk.

Goodwill

The Company performs impairment tests of its goodwill at the reporting unit level. Both qualitative and quantitative methods may be used to assess for impairment, including the use of discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach").

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

Indefinite-lived Tradenames

For indefinite-lived tradenames, the Company may utilize a qualitative assessment, as described above, to determine whether the fair value of an indefinite-lived asset is less than its carrying value. If a quantitative assessment is necessary, the Company determines fair value using a discounted cash flow model that uses the relief from royalty method. If the carrying amount exceeds the fair value of the tradename, an impairment charge is recognized in the amount of the excess.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS

The Company reviews other long-lived assets, including property, plant, and equipment, and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value to fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell.

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
The Company measures its contingent consideration liability, pension assets, and deferred compensation plan investment assets at fair value, as disclosed in the accompanying notes to the consolidated financial statements. The Company's cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value.

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

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $3.9 million, $3.9 million, and $4.6 million for fiscal 2014, 2013, and 2012, respectively, as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of revenue. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Retail store revenues are recognized at the point of sale. The Company reduces revenue for estimated customer returns and deductions.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead. Such costs are absorbed by the Company and are included in selling, general, and administrative expenses. These costs amounted to approximately $72.1 million, $59.1 million, and $52.2 million for fiscal 2014, 2013, and 2012, respectively.

With respect to the freight component of the Company's shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that the Company arranges and pays the freight for these customers and bills them for this service, such amounts billed are included in revenue and the related cost is charged

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to cost of goods sold. In addition, shipping and handling costs billed to the Company's eCommerce customers are included in revenue and the related cost is charged to cost of goods sold. Amounts billed to customers for such costs were approximately $12.3 million, $12.1 million, and $9.3 million for fiscal years 2014, 2013, and 2012, respectively.

ROYALTIES AND LICENSE FEES

The Company licenses the Carter's, Just One You, Precious Firsts, Child of Mine, OshKosh B'gosh, OshKosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children's products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, hair accessories, furniture, and related products. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income in the statements of operations.

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

Stock Options

The Company determines the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:

Volatility - This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of its stock covering the expected life of options being valued. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.

Risk-free interest rate - This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.

Expected term - This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase the fair value of the stock option and the related compensation expense.

Dividend yield - The Company estimates a dividend yield based on the current dividend amount as a percentage of the current stock price. An increase in the dividend yield will decrease the fair value of the stock option and the related compensation expenses.

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

Performance-Based Restricted Stock Awards

The Company accounts for its performance-based restricted stock awards based on the quoted closing price of the Company's common stock on the date of grant and records stock-based compensation expense over the vesting term of the awards based on

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the probability that the performance criteria will be achieved. The Company reassesses the probability of vesting at each reporting period and prospectively adjusts stock-based compensation expense based on its probability assessment.

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

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid in cash approximated $26.1 million, $3.8 million, and $6.0 million for fiscal years 2014, 2013, and 2012, respectively. Income taxes paid in cash approximated $95.8 million, $83.3 million and $97.4 million for the fiscal years 2014, 2013, and 2012, respectively.

Additions to property, plant and equipment of approximately $2.0 million, $17.8 million and $6.6 million were excluded from capital expenditures on the Company's consolidated statements of cash flows for fiscal years 2014, 2013 and 2012, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.

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

OPEN MARKET REPURCHASES OF COMMON STOCK

Shares of the Company's common stock that are repurchased ("buy back") by the Company through open market transactions are retired. Through the end of fiscal 2014, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.

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

LEASES AND DEFERRED RENT

The Company enters into a significant number of lease transactions related to properties for its retail stores in addition to leases for offices, distribution facilities, and other uses. The lease agreements may contain provisions related to allowances for property improvements, rent escalation, and free rent periods. Substantially all of these leases are classified as operating leases for accounting purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved and additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Pending any potential deferrals that may be forthcoming from the FASB, the standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year, and early adoption is not permitted. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is evaluating the impact of adopting this standard on its consolidated financial position, results of operations, and cash flows.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – ACQUISITION OF BONNIE TOGS

On June 30, 2011, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. In accordance with the agreement, the sellers may be paid additional contingent consideration ranging from zero to CAD $35 million, if certain earnings targets for the period beginning July 1, 2011 and ending on June 27, 2015 are met. Sellers were entitled to receive a portion of the contingent consideration of up to CAD $25 million if interim earnings targets were met through June 2013 and June 2014, respectively. The Company made payments of approximately USD $14.7 million and USD $8.9 million related to the contingent consideration liability based on the achievement of interim earnings targets through June 2013 and 2014, respectively. The Sellers may receive the remaining portion of CAD $10.0 million in 2015 if certain earnings targets are met through June 2015. None of the interim payments are recoverable by the Company in the event of any failure to meet overall targets.

CONTINGENT CONSIDERATION

The Company determines the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis, reflecting a high probability that the earnings targets will be met. As of January 3, 2015, approximately $7.7 million of the contingent consideration liability is included in other current liabilities on the accompanying audited consolidated balance sheet.

The following table summarizes the changes in the contingent consideration liability (dollars in thousands):

Balance at December 31, 2011	$25,566
Accretion expense	3,589
Foreign currency translation adjustment	549
Balance at December 29, 2012	29,704
Payments made	(14,721)
Accretion expense	2,825
Foreign currency translation adjustment	(1,460)
Balance at December 28, 2013	16,348
Payments made	(8,901)
Accretion expense	1,348
Foreign currency translation adjustment	(1,084)
Balance at January 3, 2015	$7,711

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consists of the following:

(dollars in thousands)	January 3, 2015	December 28, 2013
Fixtures, equipment, computer hardware and software	$325,852	$269,515
Land, buildings, and improvements	220,995	207,376
Marketing fixtures	12,089	12,018
Construction in progress	19,172	46,954
	578,108	535,863
Accumulated depreciation and amortization	(245,011)	(227,978)
Total	$333,097	$307,885

Depreciation and amortization expense was approximately $58.5 million, $54.7 million, and $39.5 million for fiscal years 2014, 2013 and 2012, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Tradenames

In December 2014, the Company acquired the exclusive rights to the Carter's brands including trademark registrations in Chile. The Company acquired these rights in order to freely operate in Chile by offering products and service under the Carter's brand. The total consideration paid was approximately $3.6 million in cash and was accounted for as an asset acquisition. These tradenames are being amortized over 20 years using a straight-line method.

In June 2013, the Company acquired worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons brands, including trademark registrations. The Company acquired these worldwide rights for defensive purposes to reduce brand confusion and facilitate expansion in certain key international markets. The total consideration paid was approximately $38.0 million in cash and was accounted for as an asset acquisition. These tradenames are being amortized over three years, using an accelerated amortization method.

Balance Sheet Components

The Company’s goodwill and other intangible assets were as follows:

		January 3, 2015			December 28, 2013
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	45,405	—	45,405	49,507	—	49,507
Total goodwill		$181,975	$—	$181,975	$186,077	$—	$186,077

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames (3)	3 - 20 years	41,557	30,025	11,532	38,007	13,588	24,419
Bonnie Togs tradename (2)	2 years	516	516	—	562	562	—
Total tradenames		347,806	30,541	317,265	344,302	14,150	330,152
Non-compete agreements (2)	4 years	257	225	32	280	174	106
Total tradenames and other intangibles, net		$348,063	$30,766	$317,297	$344,582	$14,324	$330,258

(1)	$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.

(2)	Relates to the international segment. The change in the gross amount of goodwill and other intangible assets reflects foreign currency translation adjustments for the applicable periods.

(3)	Relates to the acquisition of rights to the Carter's brand in Chile in December 2014 and the Carter's Watch the Wear and H.W. Carter & Sons brands worldwide in June 2013.

Amortization expense for intangible assets subject to amortization was approximately $16.5 million, $13.8 million, and $0.4 million for fiscal years 2014, 2013 and 2012, respectively. The estimated future amortization expense is approximately $6.4 million for fiscal 2015, $1.9 million for fiscal 2016, and $0.2 million for each fiscal year 2017 through 2019.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is summarized as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	Pension liability adjustment	Post-retirement liability adjustment	Cumulative translation adjustment	Accumulated other comprehensive (loss) income
Balance at December 31, 2011	$(9,100)	$942	$(3,124)	$(11,282)
Current year change	(1,163)	182	1,058	77
Balance at December 29, 2012	(10,263)	1,124	(2,066)	(11,205)
Current year change	6,238	371	(5,486)	1,123
Balance at December 28, 2013	(4,025)	1,495	(7,552)	(10,082)
Current year change	(4,963)	(147)	(7,845)	(12,955)
Balance at January 3, 2015	$(8,988)	$1,348	$(15,397)	$(23,037)

As of January 3, 2015, and December 28, 2013, the cumulative pension liability adjustments are net of tax effect, $5.3 million and $2.4 million, respectively. As of January 3, 2015 and December 28, 2013, the post-retirement liability adjustments are, net of tax effect, approximately $0.8 million and $0.9 million, respectively.

For the fiscal years ended January 3, 2015 and December 28, 2013, amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company's defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. See the Employee Benefit Plans footnote for additional details. Also, during the fiscal year ended January 3, 2015, approximately $0.1 million was reclassified from cumulative translation adjustment into other expense, net on the consolidated statement of operations as a result of the completion of the Company's exit from retail operations in Japan.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	January 3, 2015	December 28, 2013
Senior notes	$400,000	$400,000
Secured revolving credit facility	186,000	186,000
Total long-term debt	$586,000	$586,000

SENIOR NOTES
On August 12, 2013, the Company's 100% owned subsidiary, The William Carter Company ("TWCC") issued $400 million principal amount of senior notes (the “senior notes”) at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of January 3, 2015. At issuance, TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.0 million, including both bank fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TWCC completed the required registered exchange offer during fiscal 2014.

SECURED REVOLVING CREDIT FACILITY
On October 15, 2010, the Company entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) secured revolving credit facility with Bank of America as sole lead arranger and administrative agent, JP Morgan Chase Bank as syndication agent, and other financial institutions. On December 22, 2011, the Company amended and restated the secured revolving credit facility to, among other things, provide a U.S. dollar secured revolving facility of $340 million (including a $130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency secured revolving facility (including a $15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which is available for borrowings by either TWCC or its Canadian subsidiary, in U.S. dollars or Canadian dollars.

On August 31, 2012, the Company and lenders amended and restated the secured revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar secured revolving credit facility and a $35 million multicurrency secured revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million). In connection with the amendment, the Company recorded approximately $1.9 million in debt issuance costs which, together with the existing unamortized debt issuance costs, is being amortized over the new remaining term of the facility (five years). The secured revolving credit facility expires August 31, 2017.

As of January 3, 2015, the Company had approximately $186.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $6.5 million of outstanding letters of credit. Amounts outstanding under the secured revolving credit facility currently accrue interest at a LIBOR rate plus 2.00%, which, as of January 3, 2015, was 2.17%. As of January 3, 2015, there was approximately $182.5 million available for future borrowing.

Pricing Options

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The secured revolving credit facility provides for different pricing options based on, among other things, the currency being borrowed and the Company's leverage. Amounts outstanding under the secured revolving credit facility as of January 3, 2015 were accruing interest at a LIBOR rate plus 2.00%.

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

As of January 3, 2015, the Company was in compliance with its financial debt covenants under the secured revolving credit facility.

NOTE 8 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, the Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of January 3, 2015, was approximately $185.1 million. The authorizations have no expiration date.

During fiscal 2014 and 2013, the Company repurchased shares on the open market and acquired shares under an accelerated stock repurchase program.

Open Market Purchases

During the fiscal year ended January 3, 2015, the Company repurchased and retired 1,111,899 shares, in open market transactions, with an average share price of $73.84 for an aggregate cost of $82.1 million. During the fiscal year ended December 28, 2013, the Company repurchased and retired 816,402 shares, in open market transactions, with an average share price of $66.31 for an aggregate cost of $54.1 million.
Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into a $300 million fixed-dollar uncollared accelerated stock repurchase ("ASR") agreement (the "Uncollared ASR Agreement) and a $100 million fixed-dollar collared accelerated stock repurchase agreement (the "Collared ASR Agreement"), each with JPMorgan Chase Bank, N.A. ("JPMorgan"). Under the Uncollared ASR Agreement, the Company paid $300 million from cash on hand to JPMorgan to repurchase outstanding shares of the Company's common stock. Under the Collared ASR Agreement, the Company paid $100 million from cash on hand to JPMorgan to repurchase outstanding shares of the Company's common stock.

Both of the ASR Agreements were settled during January 2014. As of the date of settlement of the ASR Agreements, approximately 5.6 million shares had been received with a fair market value, at trade dates, of approximately $398.7 million. All shares received under the ASR Agreements were retired upon receipt.

The specific number of shares that the Company ultimately repurchased was determined at the date of the settlement of the ASR Agreements based, generally, on the daily volume-weighted average share price of the Company's common stock during

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the term of the ASR Agreements, less an agreed discount. For shares repurchased under the Collared ASR Agreement, the amount of shares was subject to additional provisions that established a minimum and maximum number of repurchased shares. Such minimum and maximum share numbers were based, generally, on the daily volume-weighted average share price of the Company's common stock over the period during which JPMorgan established an initial hedge position.

The ASR Agreements were treated as equity classified forward contracts indexed to the Company's own stock.

DIVIDENDS

In fiscal 2014, the Company's Board of Directors paid quarterly cash dividends of $0.19 per share during all four quarters. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

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

At the Company's May 13, 2011 shareholders' meeting, the shareholders approved an amendment to the Plan to (i) increase the maximum number of shares of stock available under the existing Plan by 3,725,000 shares from 12,053,392 shares to 15,778,392 shares and (ii)eliminate the Company's ability to grant cash awards and provide tax gross-ups under the Plan. As of January 3, 2015, there were 2,395,041 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company's board of directors, executive officers and other key employees.

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

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Stock options	$4,672	$4,728	$4,093
Restricted stock:
Time-based awards	7,018	6,732	5,376
Performance-based awards	4,827	4,127	2,395
Stock awards	1,081	453	1,185
Total	$17,598	$16,040	$13,049

All stock-based compensation expense was reflected as a component of selling, general, and administrative expenses, where participants' other compensation expenses are also recorded.

STOCK OPTIONS

Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the Company's stock options for the fiscal year ended January 3, 2015 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 28, 2013	1,677,741	$35.37

Granted	228,700	$68.73
Exercised	(287,511)	$31.53
Forfeited	(129,840)	$49.50
Expired	(2,700)	$47.85
Outstanding, January 3, 2015	1,486,390	$39.99	6.32	$68,389

Vested and Expected to Vest, January 3, 2015	1,419,359	$39.20	6.34	$66,433
Exercisable, January 3, 2015	867,115	$28.58	5.07	$49,786

The intrinsic value of stock options exercised during the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012 was approximately $12.9 million, $30.0 million, and $7.2 million, respectively. At January 3, 2015, there was approximately $7.1 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The table below presents the assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	January 3, 2015	December 28, 2013	December 29, 2012
Expected volatility	30.85%	33.15%	34.74%
Risk-free interest rate	1.82%	1.15%	1.37%
Expected term (years)	6.0	6.0	5.9
Dividend yield	1.11%	0.91%	—
Weighted average fair value of options granted	$19.86	$20.21	$15.28

RESTRICTED STOCK AWARDS

Restricted stock awards issued under the Plan vest based upon continued service or performance targets.

The following table summarizes activity related to all restricted stock awards during the fiscal year ended January 3, 2015:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, December 28, 2013	786,189	$44.87
Granted	190,109	$68.96
Vested	(184,133)	$42.24
Forfeited	(117,290)	$50.85
Outstanding, January 3, 2015	674,875	$51.34

Time-based Restricted Stock Awards

Restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period. During fiscal year 2013, a total of 237,355 shares of restricted stock vested with an weighted-average fair value of $31.40 per share. During fiscal year 2012, a total of 194,455 shares of restricted stock vested with an weighted-average fair value of $27.90 per share. At

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 3, 2015, there was approximately $11.3 million of unrecognized compensation cost (net of estimated forfeitures) related to restricted stock which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Fair market value per share
2012	152,000	$42.61
2013	118,200	$59.27
2014	61,200	$68.49

As of January 3, 2015, the performance targets for the shares granted in 2011 and 2012 were met and these grants will become fully vested in the first quarter of fiscal 2015 if the remaining service requirements are also achieved.

Vesting of shares granted in 2013 and 2014 is contingent upon meeting specific performance targets through fiscal 2015 and 2016, respectively. Currently, the Company believes these targets will be achieved and has recorded compensation expense based on the proration of the total ultimate expected value of the award.

At January 3, 2015, there was approximately $5.2 million of unrecognized compensation cost (net of estimated forfeitures) related to performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Awards

During fiscal years 2014, 2013 and 2012, the Company issued fully-vested shares of its common stock to non-management members of the Company's board of directors, as follows:

	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2012	21,708	$49.76	$1,080
2013	16,173	$66.79	$1,080
2014	14,859	$72.72	$1,081
The Company received no proceeds from the issuance of these shares.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan, a deferred compensation plan, and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

Funded Status

The retirement benefits under the OshKosh B'Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,386	$59,331
Interest cost	2,488	2,335
Actuarial loss (gain)	9,420	(6,490)
Benefits paid	(1,779)	(1,790)
Projected benefit obligation at end of year	$63,515	$53,386

Change in plan assets:
Fair value of plan assets at beginning of year	$49,618	$45,774
Actual return on plan assets	4,645	5,634
Benefits paid	(1,779)	(1,790)
Fair value of plan assets at end of year	$52,484	$49,618

Unfunded status	$11,031	$3,768

The unfunded status is included in other long-term liabilities in the Company's consolidated balance sheet. The Company does not expect to make any contributions to the OshKosh defined benefit plan during fiscal 2015 as the plan's funding exceeds the minimum funding requirements. The accumulated benefit obligation is equal to the projected benefit obligation as of January 3, 2015 and December 28, 2013 because the plan is frozen. The actuarial loss incurred in fiscal year 2014 was primarily attributable to a lower discount rate, as well as changes in the mortality assumptions.

Net Periodic Pension (Benefit) Cost

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Interest cost	$2,488	$2,335	$2,388
Expected return on plan assets	(3,193)	(3,058)	(2,852)
Recognized actuarial loss (a)	85	831	710
Net periodic pension (benefit) cost	$(620)	$108	$246

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss.
For fiscal 2015, approximately $0.6 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2014	2013
Discount rate	4.00%	4.75%

Net periodic pension cost	2014	2013	2012
Discount rate	4.75%	4.00%	4.50%
Expected long-term rate of return on assets	6.50%	7.00%	7.00%

The discount rates used at January 3, 2015, December 28, 2013, and December 29, 2012, were determined with consideration given to the Citigroup Pension Discount and Liability index and the Barclay Capital Aggregate AA Bond index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.5 million.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years;

(dollars in thousands)
Fiscal Year
2015	$2,410
2016	$1,980
2017	$2,380
2018	$2,240
2019	$2,290
2020-2024	$14,670
Plan Assets

The Company's investment strategy is to invest in a well-diversified portfolio consisting of approximately 10 mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers. The target allocation for plan assets is 40% equity securities, 50% bond funds, and 10% real estate investments. Based on actual returns over a long-term basis, the Company believes that a 6.5% annual return on plan assets can be achieved based on the current allocation and investment strategy.

Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the United States, with up to 5% of the plan assets invested in international equities. Fixed income securities include funds holding corporate bonds of companies from diverse industries, and U.S. Treasuries. Real estate funds include investments in actively managed mutual funds that invest in real estate.

The fair value of the Company's pension plan assets at January 3, 2015 and December 28, 2013, by asset category, were as follows:

	January 3, 2015			December 28, 2013

(dollars in thousands) Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$133	$133	$—	$117	$—	$117
Equity Securities:
U.S. Large-Cap blend (a)	8,671	4,337	4,334	11,250	5,623	5,627
U.S. Large-Cap growth	4,346	4,346	—	5,630	5,630	—
U.S. Mid-Cap growth	2,609	—	2,609	3,473	—	3,473
U.S. Small-Cap blend	2,596	2,596	—	1,486	1,486	—
International blend	2,614	2,614	—	1,486	1,486	—
Fixed income securities:
Corporate bonds (b)	26,325	26,325	—	21,257	21,257	—
Real estate (c)	5,190	5,190	—	4,919	4,919	—
	$52,484	$45,541	$6,943	$49,618	$40,401	$9,217

(a) This category comprises low-cost equity index funds not actively managed that track the Standard & Poor's 500 Index.
(b) This category invests in both U.S. Treasuries and mid-term corporate debt from U.S. issuers from diverse industries.
(c) This category represents an investment in a mutual fund that invests primarily in real estate securities, including common stocks, preferred stock and other equity securities issued by real estate companies.

POST-RETIREMENT LIFE AND MEDICAL PLAN

Under a defined benefit plan frozen in 1991, the Company offers a comprehensive post-retirement medical plan to current and certain future retirees and their spouses. The Company also offers life insurance to current and certain future retirees.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee contributions are required as a condition of participation for both medical benefits and life insurance and the Company's liabilities are net of these expected employee contributions.

Accumulated Post-Retirement Benefit Obligation

The following is a reconciliation of the accumulated post-retirement benefit obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013
APBO at beginning of period	$5,730	$6,876
Service cost	113	161
Interest cost	230	231
Actuarial loss (gain)	32	(716)
Plan participants' contribution	18	19
Benefits paid	(501)	(563)
Curtailment gain	(291)	(278)
APBO at end of period	$5,331	$5,730

Approximately $4.7 million and $5.1 million of the APBO at the end of fiscal 2014 and 2013, respectively, were classified as other long term liabilities in the Company's consolidated balance sheets.

Net Periodic Post-Retirement Benefit (Benefit) Cost

The components of post-retirement benefit expense charged to the statement of operations were as follows:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013	December 29, 2012

Service cost – benefits attributed to service during the period	$113	$161	$135
Interest cost on accumulated post-retirement benefit obligation	230	231	282
Amortization net actuarial gain (a)	(206)	(135)	(84)
Curtailment gain	(291)	(278)	—
Total net periodic post-retirement benefit (income) cost	$(154)	$(21)	$333

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss.
For fiscal 2015, approximately $0.2 million is expected to be reclassified from accumulated other comprehensive loss as a credit to periodic net periodic pension cost.

Curtailment

In fiscal 2014 and 2013, a curtailment gain was recognized as a result of the Company's facility closures, which decreased the number of employees eligible for retiree medical benefits.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014	2013
Benefit obligation
Discount rate	3.50%	4.25%

	2014	2013	2012
Net periodic pension cost
Discount rate	4.25%	3.50%	4.00%

The discount rates used at January 3, 2015, December 28, 2013, and December 29, 2012, were determined with primary consideration given to the Citigroup Pension Discount and Liability index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.

The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

The Company's contribution for these post-retirement benefit obligations was approximately $0.5 million in each of the fiscal years 2014, 2013 and 2012. The Company expects that its contribution and benefit payments for post-retirement benefit obligations each year will be approximately $0.5 million for fiscal years 2015 and 2016 and $0.4 million for each fiscal year 2017 through 2019. For the five years subsequent to fiscal 2019, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $1.7 million. The Company does not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan allowing voluntary salary and incentive compensation deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity, debt, and real estate mutual funds. The Company invests comparable amounts in marketable securities to mitigate the risk associated with the investment return on the employee deferrals.

DEFINED CONTRIBUTION PLAN

The Company also sponsors a defined contribution savings plan within the United States. This plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served. The plan provides for a discretionary employer match. The Company's expense for the defined contribution savings plan totaled approximately $10.5 million, $8.5 million, and $6.3 million for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

NOTE 11 – INCOME TAXES

PROVISION FOR INCOME TAXES

The provision for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Current tax provision:
Federal	$88,635	$71,696	$87,070
State	9,049	8,486	8,905
Foreign	6,641	8,280	7,917
Total current provision	$104,325	$88,462	$103,892

Deferred tax provision (benefit):
Federal	$5,519	$1,412	$(7,815)
State	41	(942)	(846)
Foreign	(1,649)	126	(990)
Total deferred provision	3,911	596	(9,651)
Total provision	$108,236	$89,058	$94,241

The foreign portion of the tax position relates to Canadian and Hong Kong income taxes on the Company's international operations and foreign tax withholdings related to the Company's foreign royalty income. The components of income before income taxes were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Domestic	$286,177	$223,907	$239,159
Foreign	16,729	25,558	16,232
Total	$302,906	$249,465	$255,391

EFFECTIVE RATE RECONCILIATION

The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	January 3, 2015	December 28, 2013	December 29, 2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.5%	2.5%
Impact of foreign operations	(1.2)%	(1.4)%	(0.7)%
Settlement of uncertain tax positions	(0.6)%	(0.4)%	(0.5)%
Acquisition expenses	—%	—%	0.6%
Total	35.7%	35.7%	36.9%

The Company and its subsidiaries file income tax returns in the United States and in various states and local jurisdictions.  The Company’s subsidiaries also file income tax returns in Canada (including various Canadian provinces), Hong Kong and Japan. The Internal Revenue Service initiated an income tax audit for fiscal 2011 in 2013 and expanded this audit to include fiscal 2012 and fiscal 2013 during 2014. As of January 3, 2015, the Company is not aware of any material payments that are expected to be made in the next year as a result of this audit. The federal statute of limitations for fiscal 2008 closed during the third quarter of fiscal 2012 and the federal statute of limitations for fiscal 2010 closed during the third quarter of 2014. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2010.

DEFERRED TAXES

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	January 3, 2015	December 28, 2013
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$4,990	$4,783
Inventory	11,253	12,378
Accrued liabilities	13,947	14,829
Equity-based compensation	10,596	9,001
Deferred employee benefits	8,070	5,111
Deferred rent	37,381	31,855
Other	6,127	5,050
Total deferred tax assets	$92,364	$83,007
Deferred tax liabilities:
Depreciation	$(70,510)	$(54,809)
Tradename and licensing agreements	(102,298)	(108,155)
Other	(4,467)	(4,164)
Total deferred tax liabilities	$(177,275)	$(167,128)

The net deferred tax liability was classified on the Company's consolidated balance sheets as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	January 3, 2015	December 28, 2013
	Assets (Liabilities)
Current net deferred tax asset	$36,625	$37,313
Non-current net deferred tax liability	(121,536)	(121,434)
Total deferred tax liability	$(84,911)	$(84,121)

The Company has not provided deferred taxes on undistributed earnings from its Canadian or Hong Kong subsidiaries, as the Company anticipates that these earnings will be reinvested indefinitely. Undistributed earnings from the Company's Canadian and Hong Kong subsidiary at January 3, 2015 amounted to approximately $49.1 million and $10.3 million, respectively. These earnings have been reinvested in foreign operations and the Company does not currently plan to initiate any action that would result in these earnings being repatriated to the U.S. Because of the availability of foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

UNCERTAIN TAX POSITIONS

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at December 31, 2011	$8,345
Additions based on tax positions related to fiscal 2012	2,384
Additions for prior year tax positions	1,020
Reductions for lapse of statute of limitations	(1,831)
Reductions for prior year tax settlements	(155)
Balance at December 29, 2012	$9,763
Additions based on tax positions related to fiscal 2013	3,200
Reductions for prior year tax positions	(375)
Reductions for lapse of statute of limitations	(1,029)
Reductions for prior year tax settlements	(377)
Balance at December 28, 2013	$11,182
Additions based on tax positions related to fiscal 2014	2,572
Reductions for prior year tax positions	(471)
Reductions for lapse of statute of limitations	(1,536)
Reductions for prior year tax settlements	(436)
Balance at January 3, 2015	$11,311

As of January 3, 2015, the Company had gross unrecognized tax benefits of approximately $11.3 million, of which $8.2 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.8 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2015 and the effective tax rate in the quarter in which the benefits are recognized.  Also included in the reserves for unrecognized tax benefits are approximately $1.9 million of federal tax reserves applicable to the ongoing examination. Settlement of this audit may affect the Company's annual effective tax rate for fiscal 2015 and the effective tax rate in the quarter in which the audit is effectively settled.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2014, 2013, and 2012, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.9 million and $0.8 million of interest accrued on uncertain tax positions as of January 3, 2015 and December 28, 2013, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal years ended
	January 3, 2015	December 28, 2013	December 29, 2012
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	52,614,425	56,931,216	58,217,503
Dilutive effect of equity awards	479,114	590,951	851,684
Diluted number of common and common equivalent shares outstanding	53,093,539	57,522,167	59,069,187

Earnings per share:
(dollars in thousands, except per share data)

Basic net income per common share:
Net income	$194,670	$160,407	$161,150
Income allocated to participating securities	(2,586)	(2,144)	(2,095)
Net income available to common shareholders	$192,084	$158,263	$159,055

Basic net income per common share	$3.65	$2.78	$2.73

Diluted net income per common share:
Net income	$194,670	$160,407	$161,150
Income allocated to participating securities	(2,568)	(2,126)	(2,072)
Net income available to common shareholders	$192,102	$158,281	$159,078

Diluted net income per common share	$3.62	$2.75	$2.69

Anti-dilutive shares excluded from dilutive earnings per share calculations (1)	230,150	355,900	613,000
(1) The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.

In connection with the 2013 ASR Agreements discussed in the common stock footnote, the Company received one million additional shares in January 2014 for a total of approximately 5.6 million shares during fiscal 2014 and 2013 under the ASR program. The shares were retired upon receipt and, accordingly, reduced the Company's weighted average shares outstanding for purposes of the calculation of earnings per share.

The Company evaluated the ASR Agreements for their potential dilution of earnings per share and determined, for all periods impacted by the ASR Agreements, that the Company would not have been required to deliver additional shares to JPMorgan based on the volume-weighted average prices calculated for all impacted periods. The Company determined that these shares would have had an anti-dilutive effect and excluded these shares from the diluted earnings per share calculation for all periods.

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

The table below presents certain segment information for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	% of Total	December 28, 2013	% of Total	December 29, 2012	% of Total
Net sales:
Carter’s Retail (a)	$1,087,165	37.6%	$954,160	36.2%	$818,909	34.4%
Carter’s Wholesale	1,081,888	37.4%	1,035,420	39.2%	981,445	41.2%
Total Carter’s	2,169,053	75.0%	1,989,580	75.4%	1,800,354	75.6%
OshKosh Retail (a)	335,140	11.6%	289,311	11.0%	283,343	11.9%
OshKosh Wholesale	73,201	2.5%	74,564	2.8%	79,752	3.3%
Total OshKosh	408,341	14.1%	363,875	13.8%	363,095	15.2%
International (b)	316,474	10.9%	285,256	10.8%	218,285	9.2%
Total net sales	$2,893,868	100.0%	$2,638,711	100.0%	$2,381,734	100.0%
Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Retail (a)	$211,297	19.4%	$181,169	19.0%	$145,940	17.8%
Carter’s Wholesale	185,463	17.1%	185,501	17.9%	172,673	17.6%
Total Carter’s	396,760	18.3%	366,670	18.4%	318,613	17.7%
OshKosh Retail (a)	8,210	2.4%	(1,433)	(0.5)%	(7,752)	(2.7)%
OshKosh Wholesale	8,842	12.1%	9,796	13.1%	4,086	5.1%
Total OshKosh	17,052	4.2%	8,363	2.3%	(3,666)	(1.0)%
International (b) (c)	39,470	12.5%	40,641	14.2%	43,376	19.9%
Corporate expenses (d) (e)	(119,937)		(151,523)		(96,337)
Total operating income	$333,345	11.5%	$264,151	10.0%	$261,986	11.0%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)	Includes the following charges:

	For the fiscal years ended
(dollars in millions)	January 3, 2015	December 28, 2013	December 29, 2012
Revaluation of contingent consideration	$1.3	$2.8	$3.6
Exit from Japan retail operations	$0.5	$4.1	$—

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e) Includes the following charges:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in millions)	January 3, 2015	December 28, 2013	December 29, 2012
Office consolidation costs	$6.6	$33.3	$6.4
Amortization of H.W. Carter and Sons tradenames	$16.4	$13.6	$—
Closure of distribution facility in Hogansville, GA (1)	$0.9	$1.9	$3.1

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia.

ADDITIONAL DATA BY SEGMENT

Inventory

The table below represents inventory by segment:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013
Carter's Wholesale	$240,669	$232,419
Carter's Retail	84,004	79,451
OshKosh Retail	31,829	28,690
OshKosh Wholesale	39,879	30,977
International	48,463	46,217
Total	$444,844	$417,754

Wholesale inventories include inventory produced and warehoused for the retail segment.

The table below represents consolidated net sales by product:

	For the fiscal years ended
(dollars in thousands)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)	December 29, 2012 (52 weeks)
Baby	1,107,973	975,374	865,446
Playclothes	1,146,797	1,074,581	989,371
Sleepwear	381,574	366,289	340,715
Other (a)	257,524	222,467	186,202
Total net sales	2,893,868	2,638,711	2,381,734

(a) Other product offerings include bedding, outwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.

GEOGRAPHICAL DATA

Revenue

The Company's international sales principally represent sales to customers in Canada. Such sales were 67.9% and 65.4% of total international sales in fiscal 2014 and 2013, respectively.

Long-Lived Assets

The following represents property, plant, and equipment, net, by geographic area:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	January 3, 2015	December 28, 2013
United States	$305,093	$282,517
International	28,004	25,368
Total	$333,097	$307,885

Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 98.1% and 91.8% of total international long-lived assets at the end of fiscal 2014 and 2013, respectively.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	January 3, 2015			December 28, 2013
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments	$7.6	$—	$—	$5.4	$—	$—

Liabilities
Contingent consideration	$—	$—	$7.7	$—	$—	$16.3

INVESTMENTS

The Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities purchased are included in other assets on the accompanying consolidated balance sheets. During fiscal 2014 and 2013, the gain on the mark to market of marketable securities was $0.4 million and $0.5 million, respectively.

The fair value of the Company's pension plan assets at January 3, 2015 and December 28, 2013, by asset category, are disclosed in the employee benefit plans footnote to the consolidated financial statements.

CONTINGENT CONSIDERATION

The following summarizes the significant unobservable inputs for the Company's Level 3 fair value measurements at January 3, 2015:

(dollars in millions)	Fair Value (USD)	Valuation technique	Unobservable inputs	Amount (CAD)
Contingent consideration	$7.7	Discounted cash flow	Estimated contingent consideration payment	C$	10
			Discount rate	18%
			Probability assumption	100%

The following summarizes the significant unobservable inputs for the Company's Level 3 fair value measurements at December December 28, 2013:

(dollars in millions)	Fair Value (USD)	Valuation technique	Unobservable inputs	Amount (CAD)
Contingent consideration	$16.3	Discounted cash flow	Estimated contingent consideration payment	C$	20
			Discount rate	18%
			Probability assumption	100%

BORROWINGS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 3, 2015, the Level 2 fair value of the Company's $186 million in borrowings under its secured revolving credit facility approximated carrying value. The fair value of the Company's $400 million in senior notes was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality and is, therefore, within Level 2 of the fair value hierarchy. The fair value of the outstanding senior notes as of January 3, 2015 was approximately $414 million.

NOTE 15 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	January 3, 2015	December 28, 2013
Accrued bonuses and incentive compensation	$18,875	$19,579
Contingent consideration	7,711	8,964
Income taxes payable	692	97
Accrued workers' compensation	2,662	7,236
Accrued interest	8,106	8,311
Accrued sales and use taxes	5,318	8,486
Accrued salaries and wages	3,576	7,609
Accrued gift certificates	10,100	7,899
Accrued 401(k) contributions	10,073	8,775
Accrued closure costs	835	9,128
Other current liabilities	29,780	19,045
Total	$97,728	$105,129

Other long-term liabilities consisted of the following:

(dollars in thousands)	January 3, 2015	December 28, 2013
Deferred lease incentives	$67,205	$68,876
Accrued rent	40,656	31,821
Contingent consideration	—	7,384
Accrued workers' compensation	4,717	—
OshKosh pension plan	11,031	3,768
Unrecognized tax benefits	12,230	11,947
Post-retirement life and medical plan	4,731	5,055
Deferred compensation	8,388	6,225
Other	1,947	104
Total	$150,905	$135,180

NOTE 16 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

In 2012, the Company announced its plan to close its Hogansville, Georgia distribution facility. In connection with this plan, the Company recorded approximately $1.9 million in closing-related charges in selling, general, and administrative expenses for the fiscal year ending December 28, 2013. There were no additional closing-related charges recorded for the fiscal year ending January 3, 2015.

As of December 28, 2013, the restructuring reserve related to the closure of the Hogansville facility was approximately $1.3 million and was included in other current liabilities in the Company's consolidated balance sheet. There was no ending liability amount as of January 3, 2015. The Hogansville facility was sold in the fourth quarter of 2014 for an amount that approximated carrying value.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OFFICE CONSOLIDATION

The Company consolidated the Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia. Approximately 175 employees were affected by this closure. In connection with this plan to consolidate into the new headquarters facility in Atlanta, the Company recorded approximately $6.6 million, $33.3 million, and $6.4 million in closing-related costs in fiscal years 2014, 2013, and 2012, respectively.

The total amount of charges was included in selling, general, and administrative expenses and consisted of the following:

	For the fiscal years ended
(dollars in millions)	January 3, 2015	December 28, 2013	December 29, 2012
Other closure costs	$5.7	$24.5	$3.1
Severance and other benefits	0.9	4.8	2.2
Accelerated depreciation	—	4.0	1.1
Total	$6.6	$33.3	$6.4

The following table summarizes the restructuring reserves related to the office consolidation as of January 3, 2015:

(dollars in millions)	Severance	Other closure costs	Total
Balance at December 28, 2013	$4.7	$1.7	$6.4
Provision	0.9	5.7	6.6
Payments	(4.8)	(5.1)	(9.9)
Other	—	0.5	0.5
Balance at January 3, 2015	$0.8	$2.8	$3.6

The severance reserve is included in other current liabilities and other closure costs are included in other long-term liabilities in the Company's consolidated balance sheets.

The Company has completed its consolidation efforts. The severance accrual is expected to be substantially paid during fiscal 2015.

JAPAN RETAIL OPERATIONS

In 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts which did not meet the Company's investment objectives. The Company recorded approximately $1.5 million in closing related costs for the fiscal year ended January 3, 2015. The Company recorded approximately $4.1 million in closing related costs for the fiscal year ended December 28, 2013, which included approximately $3.0 million in selling, general, and administrative expenses and $1.1 million in inventory write-offs recorded in cost of goods sold. The Company does not expect to incur any additional closing related costs after fiscal 2014 in connection with the exit of retail operations in Japan.

The total amount of charges was included in selling, general, and administrative expenses and consisted of the following:

	For the fiscal years ended
(dollars in millions)	January 3, 2015	December 28, 2013
Severance and other benefits	$0.9	$0.9
Accelerated depreciation	0.9	0.1
Other closure costs	(0.3)	2.0
Total	$1.5	$3.0

The following table summarizes the restructuring reserves related to the exit of retail operations in Japan which are included in other current liabilities on the Company's consolidated balance sheet as of January 3, 2015,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in millions)	Severance	Other closure costs	Total
Balance at December 28, 2013	0.9	2.0	2.9
Provision	0.9	(0.3)	0.6
Payments	(1.8)	(1.7)	(3.5)
Balance at January 3, 2015	—	—	—

NOTE 17 – LEASE COMMITMENTS

Rent expense under operating leases (including properties and computer and office equipment) was approximately $123.6 million, $117.3 million, and $99.3 million for the fiscal years ended January 3, 2015, December 28, 2013, and December 29, 2012, respectively.

Minimum annual rental commitments under current noncancellable operating leases, as of January 3, 2015, substantially all of which relate to property, were as follows:

Fiscal Year	Operating Leases
2015	$125,650
2016	121,100
2017	115,889
2018	108,653
2019	90,057
Thereafter	351,356
Total	$912,705

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

The Company's contractual obligations and commitments also include obligations associated with leases, the secured revolving credit agreement, senior notes, employee benefit plans, and facility consolidations/closures as disclosed elsewhere in the notes to the consolidated financial statements.

NOTE 19 – VALUATION AND QUALIFYING ACCOUNTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding accounts receivable is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Total
Balance, December 31, 2011	$4,620	$400	$5,020
Additional provisions	8,251	954	9,205
Charges to reserve	(5,683)	(954)	(6,637)
Balance, December 29, 2012	$7,188	$400	$7,588
Additional provisions	10,245	1,110	11,355
Charges to reserve	(8,125)	(1,110)	(9,235)
Balance, December 28, 2013	$9,308	$400	$9,708
Additional provisions	9,919	715	10,634
Charges to reserve	(7,419)	(715)	(8,134)
Balance, January 3, 2015	$11,808	$400	$12,208

NOTE 20 – UNAUDITED QUARTERLY FINANCIAL DATA

The unaudited summarized financial data by quarter for the fiscal years ended January 3, 2015 and December 28, 2013 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Fiscal 2014:
Net sales	$651,643	$574,065	$798,936	$869,224
Gross profit	261,725	245,477	321,206	356,032
Selling, general, and administrative expenses	210,095	206,315	221,939	251,902
Royalty income	(9,901)	(8,185)	(11,190)	(9,880)
Operating income	61,531	47,347	110,457	114,010
Net income	34,297	25,897	65,886	68,590
Basic net income per common share	0.64	0.48	1.24	1.30
Diluted net income per common share	0.63	0.48	1.23	1.29

Fiscal 2013:
Net sales	$591,009	$517,874	$760,173	$769,655
Gross profit	243,062	220,245	309,649	322,423
Selling, general, and administrative expenses	185,361	195,014	229,264	258,841
Royalty income	(9,242)	(7,507)	(10,691)	(9,812)
Operating income	66,943	32,738	91,076	73,394
Net income	41,415	19,673	56,571	42,748
Basic net income per common share	0.70	0.33	0.98	0.78
Diluted net income per common share	0.69	0.33	0.97	0.78

NOTE 21 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of its subsidiary, The William Carter Company ("TWCC" or the “Subsidiary Issuer”), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the “Parent”), by each of the Company’s current domestic subsidiaries, and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s senior secured revolving credit facility or certain other debt of the Company or the subsidiary guarantors.
The condensed consolidating financial information for the Parent, the Subsidiary Issuer, and the guarantor and non-guarantor subsidiaries has been prepared from the books and records maintained by the Company. The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive income (loss), and cash flows, had the Parent, Subsidiary Issuer, guarantor or non-guarantor subsidiaries operated as independent entities.
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
During fiscal 2014, the Company revised its Guarantor Condensed Consolidating Statements of Comprehensive Income to correct a presentation error related to certain other comprehensive income (loss) transactions within the Subsidiary Issuer and Guarantor Subsidiaries columns in the Company’s previously filed Form 10-Q for the first and second fiscal quarters of 2014, which includes the comparative periods, and for the fiscal years ended December 28, 2013 and December 29, 2012.   These presentation items had no effect on the Company’s Consolidated Financial Statements.  The Company concluded that these items were not material to the financial statements taken as a whole, but elected to revise previously reported amounts within this footnote for all periods presented.  Future filings will reflect these revisions.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    CARTER’S, INC.
Condensed Consolidating Balance Sheet
As of January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$311,078	$10,442	$19,118	$—	$340,638
Accounts receivable, net	—	155,192	22,770	6,601	—	184,563
Intercompany receivable	—	58,402	106,137	2,012	(166,551)	—
Intercompany loan receivable	—	20,000	—	—	(20,000)	—
Finished goods inventories, net	—	240,702	191,953	48,463	(36,274)	444,844
Prepaid expenses and other current assets	—	15,143	13,059	6,586	—	34,788
Deferred income taxes	—	21,308	12,983	2,334	—	36,625
Total current assets	—	821,825	357,344	85,114	(222,825)	1,041,458
Property, plant, and equipment, net	—	158,017	147,076	28,004	—	333,097
Goodwill	—	136,570	—	45,405	—	181,975
Tradenames and other intangibles, net	—	231,765	85,500	32	—	317,297
Deferred debt issuance costs, net	—	6,677	—	—	—	6,677
Other assets	—	11,781	811	—	—	12,592
Intercompany long-term receivable	—	—	274,584	—	(274,584)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	786,684	591,735	9,647	—	(1,388,066)	—
Total assets	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$102,233	$37,869	$10,141	$—	$150,243
Intercompany payables	—	105,940	55,812	4,799	(166,551)	—
Intercompany loan payables	—	—	—	20,000	(20,000)	—
Other current liabilities	—	15,782	67,793	14,153	—	97,728
Total current liabilities	—	223,955	161,474	49,093	(186,551)	247,971

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	81,406	40,130	—	—	121,536
Intercompany long-term liability	—	274,584	—	—	(274,584)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,467	68,426	13,012	—	150,905
Stockholders' equity	786,684	822,958	504,932	96,450	(1,424,340)	786,684
Total liabilities and stockholders' equity	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheet
As of December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$278,260	$—	$8,286	$—	$286,546
Accounts receivable, net	—	163,264	20,365	9,982	—	193,611
Intercompany receivable	—	62,802	104,123	12,385	(179,310)	—
Finished goods inventories, net	—	221,462	181,889	46,217	(31,814)	417,754
Prepaid expenses and other current assets	—	18,475	11,878	4,804	—	35,157
Deferred income taxes	—	20,594	15,893	826	—	37,313
Total current assets	—	764,857	334,148	82,500	(211,124)	970,381
Property, plant, and equipment, net	—	148,671	133,846	25,368	—	307,885
Goodwill	—	136,570	—	49,507	—	186,077
Tradenames and other intangibles, net	—	244,653	85,500	105	—	330,258
Deferred debt issuance costs, net	—	8,088	—	—	—	8,088
Other assets	—	9,743	52	—	—	9,795
Intercompany long-term receivable	—	—	263,183	—	(263,183)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	700,731	547,186	1,502	—	(1,249,419)	—
Total assets	$700,731	$1,959,768	$818,231	$157,480	$(1,823,726)	$1,812,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$108,851	$40,825	$14,334	$—	$164,010
Intercompany payables	—	100,804	70,857	7,649	(179,310)	—
Other current liabilities	—	29,037	57,610	18,482	—	105,129
Total current liabilities	—	238,692	169,292	40,465	(179,310)	269,139

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	77,798	43,636	—	—	121,434
Intercompany long-term liability	—	263,183	—	—	(263,183)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	61,550	55,175	18,455	—	135,180
Stockholders' equity	700,731	732,545	450,128	98,560	(1,281,233)	700,731
Total liabilities and stockholders' equity	$700,731	$1,959,768	$818,231	$157,480	$(1,823,726)	$1,812,484

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the year end January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,770,238	$1,564,717	$241,191	$(682,278)	$2,893,868
Cost of goods sold	—	1,271,260	936,260	138,838	(636,930)	1,709,428
Gross profit	—	498,978	628,457	102,353	(45,348)	1,184,440
Selling, general, and administrative expenses	—	203,371	646,728	91,521	(51,369)	890,251
Royalty income	—	(30,741)	(18,896)	—	10,481	(39,156)
Operating income	—	326,348	625	10,832	(4,460)	333,345
Interest expense	—	27,651	5,310	343	(5,651)	27,653
Interest income	—	(5,998)	—	(56)	5,651	(403)
(Income) loss in subsidiaries	(194,670)	20,226	(15,050)	—	189,494	—
Other (income) expense, net	—	(235)	2,263	1,161	—	3,189
Income before income taxes	194,670	284,704	8,102	9,384	(193,954)	302,906
Provision for income taxes	—	85,574	19,441	3,221	—	108,236
Net income (loss)	$194,670	$199,130	$(11,339)	$6,163	$(193,954)	$194,670

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,637,361	$1,397,540	$220,438	$(616,628)	$2,638,711
Cost of goods sold	—	1,170,073	819,798	112,503	(559,042)	1,543,332
Gross profit	—	467,288	577,742	107,935	(57,586)	1,095,379
Selling, general, and administrative expenses	—	204,255	632,854	102,115	(70,744)	868,480
Royalty income	—	(28,174)	(17,909)	—	8,831	(37,252)
Operating income (loss)	—	291,207	(37,203)	5,820	4,327	264,151
Interest expense	—	13,374	598	63	(598)	13,437
Interest income	—	(1,100)	—	(167)	598	(669)
(Income) loss in subsidiaries	(160,407)	51,973	10,122	—	98,312	—
Other (income) expense, net	—	(358)	403	1,873	—	1,918
Income (loss) before income taxes	160,407	227,318	(48,326)	4,051	(93,985)	249,465
Provision for income taxes	—	71,238	11,061	6,759	—	89,058
Net income (loss)	$160,407	$156,080	$(59,387)	$(2,708)	$(93,985)	$160,407

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the year end December 29, 2012
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,482,066	$1,241,686	$150,494	$(492,512)	$2,381,734
Cost of goods sold	—	1,066,249	747,906	79,148	(449,517)	1,443,786
Gross profit	—	415,817	493,780	71,346	(42,995)	937,948
Selling, general, and administrative expenses	—	163,614	535,927	61,000	(47,330)	713,211
Royalty income	—	(25,460)	(18,118)	—	6,329	(37,249)
Operating income (loss)	—	277,663	(24,029)	10,346	(1,994)	261,986
Interest expense	—	6,749	—	121	(105)	6,765
Interest income	—	(230)	—	(109)	105	(234)
(Income) loss in subsidiaries	(161,150)	32,053	4,761	—	124,336	—
Other expense (income), net	—	64	145	(145)	—	64
Income (loss) before income taxes	161,150	239,027	(28,935)	10,479	(126,330)	255,391
Provision for income taxes	—	75,885	12,788	5,568	—	94,241
Net income (loss)	$161,150	$163,142	$(41,723)	$4,911	$(126,330)	$161,150

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the year end January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$194,670	$199,130	$(11,339)	$6,163	$(193,954)	$194,670
Post-retirement benefit plans	(5,110)	(5,110)	(4,963)	—	10,073	(5,110)
Foreign currency translation adjustments	(7,845)	(7,845)	(251)	(7,845)	15,941	(7,845)
Comprehensive income (loss)	$181,715	$186,175	$(16,553)	$(1,682)	$(167,940)	$181,715

For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$160,407	$156,080	$(59,387)	$(2,708)	$(93,985)	$160,407
Post-retirement benefit plans	6,609	6,609	6,237	—	(12,846)	6,609
Foreign currency translation adjustments	(5,486)	(5,486)	354	(5,486)	10,618	(5,486)
Comprehensive income (loss)	$161,530	$157,203	$(52,796)	$(8,194)	$(96,213)	$161,530

For the year end December 29, 2012
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$161,150	$163,142	$(41,723)	$4,911	$(126,330)	$161,150
Post-retirement benefit plans	(981)	(981)	(1,163)	—	2,144	(981)
Foreign currency translation adjustments	1,058	1,058	(114)	1,058	(2,002)	1,058
Comprehensive income (loss)	$161,227	$163,219	$(43,000)	$5,969	$(126,188)	$161,227

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Cash Flows
For the year end January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$189,945	$83,439	$9,013	$—	$282,397

Cash flows from investing activities:
Capital expenditures	—	(45,868)	(46,694)	(10,891)	—	(103,453)
Intercompany investing activity	118,060	15,864	(2,445)	(8,901)	(122,578)	—
Proceeds from repayment of intercompany loan	—	15,000	—	—	(15,000)	—
Issuance of intercompany loan	—	(35,000)	—	—	35,000	—
Acquisition of tradenames	—	(3,550)	—	—	—	(3,550)
Proceeds from sale of property, plant and equipment	—	2,267	—	4	—	2,271
Net cash provided by(used in) investing activities	$118,060	$(51,287)	$(49,139)	$(19,788)	$(102,578)	$(104,732)

Cash flows from financing activities:
Intercompany financing activity	—	(99,018)	(26,302)	2,742	122,578	—
Repayments of intercompany loan	—	—	—	(15,000)	15,000	—
Proceeds from intercompany loans	—	—	—	35,000	(35,000)	—
Payment of debt issuance costs	—	(177)	—	—	—	(177)
Payment of contingent consideration	—	(8,901)	—	—	—	(8,901)
Dividends paid	(40,477)	—	—	—	—	(40,477)
Repurchase of common stock	(82,099)	—	—	—	—	(82,099)
Income tax benefit from stock-based compensation	—	2,256	2,444	—	—	4,700
Withholdings from vesting of restricted stock	(4,548)	—	—	—	—	(4,548)
Proceeds from exercise of stock options	9,064	—	—	—	—	9,064
Net cash (used in) provided by financing activities	(118,060)	(105,840)	(23,858)	22,742	102,578	(122,438)
Effect of exchange rate changes on cash	—	—	—	(1,135)	—	(1,135)
Net increase in cash and cash equivalents	—	32,818	10,442	10,832	—	54,092
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$311,078	$10,442	$19,118	$—	$340,638

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Cash Flows
For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$125,482	$72,095	$12,119	$—	$209,696

Cash flows from investing activities:
Capital expenditures	—	(111,560)	(59,852)	(11,113)	—	(182,525)
Intercompany investing activity	473,988	26,693	(4,112)	(14,721)	(481,848)	—
Issuance of intercompany loan	—	(100,000)	—	—	100,000	—
Acquisition of tradenames	—	(38,007)	—	—	—	(38,007)
Net cash provided by (used in) investing activities	$473,988	$(222,874)	$(63,964)	$(25,834)	$(381,848)	$(220,532)

Cash flows from financing activities:
Proceeds from senior notes	—	400,000	—	—	—	400,000
Intercompany financing activity	—	(361,424)	(119,183)	(1,241)	481,848	—
Proceeds from intercompany loan	—	—	100,000	—	(100,000)	—
Payment of debt issuance costs	—	(6,989)	—	—	—	(6,989)
Payment of contingent consideration	—	(14,721)	—	—	—	(14,721)
Dividends paid	(27,715)	—	—	—	—	(27,715)
Repurchase of common stock	(454,133)	—	—	—	—	(454,133)
Income tax benefit from stock-based compensation	—	6,928	4,112	—	—	11,040
Withholdings from vesting of restricted stock	(5,052)	—	—	—	—	(5,052)
Proceeds from exercise of stock options	12,912	—	—	—	—	12,912
Net cash (used in) provided by financing activities	(473,988)	23,794	(15,071)	(1,241)	381,848	(84,658)
Effect of exchange rate changes on cash	—	—	—	(196)	—	(196)
Net decrease in cash and cash equivalents	—	(73,598)	(6,940)	(15,152)	—	(95,690)
Cash and cash equivalents, beginning of period	—	351,858	6,940	23,438	—	382,236
Cash and cash equivalents, end of period	$—	$278,260	$—	$8,286	$—	$286,546

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Cash Flows
For the year end December 29, 2012
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$153,058	$107,433	$18,128	$—	$278,619

Cash flows from investing activities:
Capital expenditures	—	(24,072)	(50,337)	(8,989)	—	(83,398)
Intercompany investing activity	(2,839)	4,548	(4,528)	2,819	—	—
Proceeds from repayment of intercompany loan	—	4,766	—	—	(4,766)	—
Proceeds from sale of property, plant and equipment	—	—	—	6	—	6
Net cash used in investing activities	(2,839)	(14,758)	(54,865)	(6,164)	(4,766)	(83,392)

Cash flows from financing activities:
Intercompany financing activity	—	44,557	(47,620)	3,063	—	—
Repayment of intercompany loan	—	—	—	(4,766)	4,766	—
Borrowings under secured revolving credit facility	—	—	—	2,500	—	2,500
Payments on secured revolving credit facility	—	(50,000)	—	(2,500)	—	(52,500)
Payment of debt issuance costs	—	(1,916)	—	—	—	(1,916)
Income tax benefit from stock-based compensation	—	1,051	1,709	—	—	2,760
Withholdings from vesting of restricted stock	(2,846)	—	—	—	—	(2,846)
Proceeds from exercise of stock options	5,685	—	—	—	—	5,685
Net cash provided by (used in) financing activities	2,839	(6,308)	(45,911)	(1,703)	4,766	(46,317)
Effect of exchange rate changes on cash	—	—	—	(168)	—	(168)
Net increase in cash and cash equivalents	—	131,992	6,657	10,093	—	148,742
Cash and cash equivalents, beginning of period	—	219,866	283	13,345	—	233,494
Cash and cash equivalents, end of period	$—	$351,858	$6,940	$23,438	$—	$382,236

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 3, 2015.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of January 3, 2015.

The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. to be held in May, 2015. Carter's, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	1,486,390	$39.99	2,395,041
Equity compensation plans not approved by security holders	—	—	—
Total	1,486,390	$39.99	2,395,041

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.

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
4.2
Indenture, dated August 12, 2013, by and among The William Carter Company certain guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Carter’s, Inc. Current Report on Form 8-K filed on August 12, 2013.

4.3
First Supplemental Indenture, dated June 25, 2014, by and among The William Carter Company, certain guarantors party thereto from time to time and Wells Fargo Bank, National Association, as
Trustee. Incorporated by reference to Carter’s, Inc. Amendment No. 1 to Registration Statement on Form S-4 filed on June 27, 2014.

4.4
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
10.18
Separation Agreement between The William Carter Company and Lisa A. Fitzgerald, dated as of January 19, 2014. Incorporated by reference to Carters, Inc.'s Quarterly Report on Form 10-Q filed on April 28, 2014.

10.19
Amended and Restated Severance Agreement between The William Carter Company and Michael D. Casey, dated as of March 5, 2014. Incorporated by reference to Carters, Inc.'s Quarterly Report on Form 10-Q filed on April 28, 2014.

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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 26, 2015
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 26, 2015
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 26, 2015
Amy Woods Brinkley

/s/ VANESSA J. CASTAGNA	Director	February 26, 2015
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director	February 26, 2015
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 26, 2015
Jevin S. Eagle

/s/ PAUL FULTON	Director	February 26, 2015
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director	February 26, 2015
William J. Montgoris

/s/ DAVID PULVER	Director	February 26, 2015
David Pulver

/s/ JOHN R. WELCH	Director	February 26, 2015
John R. Welch

/s/ THOMAS E. WHIDDON	Director	February 26, 2015
Thomas E. Whiddon