Form 10-Q
period 2015-04-04
CARTERS INC
filed 2015-04-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 24, 2015
Common stock, par value $0.01 per share	52,538,616

CARTER’S, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	April 4, 2015	January 3, 2015	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$377,400	$340,638	$277,236
Accounts receivable, net	195,593	184,563	205,166
Finished goods inventories	358,014	444,844	363,018
Prepaid expenses and other current assets	34,718	34,788	26,362
Deferred income taxes	32,842	36,625	37,343
Total current assets	998,567	1,041,458	909,125
Property, plant, and equipment, net of accumulated depreciation of $257,394, $245,011, and $220,847	341,658	333,097	316,786
Tradenames and other intangibles, net	314,955	317,297	323,967
Goodwill	178,859	181,975	184,604
Deferred debt issuance costs, net	6,361	6,677	7,758
Other assets	12,786	12,592	10,109
Total assets	$1,853,186	$1,893,096	$1,752,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$94,129	$150,243	$103,439
Other current liabilities	93,403	97,728	75,235
Total current liabilities	187,532	247,971	178,674

Long-term debt	586,349	586,000	586,000
Deferred income taxes	120,275	121,536	118,032
Other long-term liabilities	153,317	150,905	140,493
Total liabilities	$1,047,473	$1,106,412	$1,023,199

Commitments and contingencies

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 4, 2015, January 3, 2015, and March 29, 2014	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 52,615,316, 52,712,193, and 53,742,906 shares issued and outstanding at April 4, 2015, January 3, 2015 and March 29, 2014, respectively	526	527	537
Additional paid-in capital	—	—	11,420
Accumulated other comprehensive loss	(29,031)	(23,037)	(12,842)
Retained earnings	834,218	809,194	730,035
Total stockholders' equity	805,713	786,684	729,150
Total liabilities and stockholders' equity	$1,853,186	$1,893,096	$1,752,349

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	April 4, 2015	March 29, 2014
Net sales	$684,764	$651,643
Cost of goods sold	400,712	389,918
Gross profit	284,052	261,725
Selling, general, and administrative expenses	211,183	210,095
Royalty income	(11,636)	(9,901)
Operating income	84,505	61,531
Interest expense	6,692	6,897
Interest income	(137)	(132)
Other expense, net	1,962	596
Income before income taxes	75,988	54,170
Provision for income taxes	26,196	19,873
Net income	$49,792	$34,297

Basic net income per common share	$0.94	$0.64
Diluted net income per common share	$0.94	$0.63
Dividend declared and paid per common share	$0.22	$0.19

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 4, 2015	March 29, 2014
Net income	$49,792	$34,297
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,994)	(2,760)
Comprehensive income	$43,798	$31,537

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at January 3, 2015	$52,712,193	$527	$—	$(23,037)	$809,194	$786,684
Income tax benefit from stock-based compensation	—	—	5,771	—	—	5,771
Exercise of stock options	74,575	1	2,767	—	—	2,768
Withholdings from vesting of restricted stock	(144,002)	(1)	(12,330)	—	—	(12,331)
Restricted stock activity	130,450	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,740	—	—	4,740
Repurchase of common stock	(157,900)	(2)	(947)	—	(13,171)	(14,120)
Cash dividends declared and paid	—	—	—	—	(11,597)	(11,597)
Comprehensive income (loss)	—	—		(5,994)	49,792	43,798
Balance at April 4, 2015	$52,615,316	$526	$—	$(29,031)	$834,218	$805,713

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$49,792	$34,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,875	15,354
Amortization of tradenames	2,325	6,271
Accretion of contingent consideration	483	454
Amortization of debt issuance costs	280	375
Non-cash stock-based compensation expense	4,740	4,535
Foreign currency exchange loss	1,652	—
Income tax benefit from stock-based compensation	(5,771)	(3,370)
Loss on disposal of property, plant, and equipment	52	189
Deferred income taxes	2,207	(3,320)
Effect of changes in operating assets and liabilities:
Accounts receivable	(11,402)	(11,725)
Inventories	83,349	53,309
Prepaid expenses and other assets	(472)	8,424
Accounts payable and other liabilities	(54,886)	(74,233)
Net cash provided by operating activities	87,224	30,560

Cash flows from investing activities:
Capital expenditures	(20,760)	(32,083)
Proceeds from sale of property, plant, and equipment	76	—
Net cash used in investing activities	(20,684)	(32,083)

Cash flows from financing activities:
Payments of debt issuance costs	—	(55)
Borrowings under secured revolving credit facility	20,349	—
Payments on secured revolving credit facility	(20,000)	—
Repurchase of common stock	(14,120)	(2,292)
Dividends paid	(11,597)	(10,208)
Income tax benefit from stock-based compensation	5,771	3,370
Withholdings from vesting of restricted stock	(12,331)	(4,079)
Proceeds from exercise of stock options	2,768	5,546
Net cash used in financing activities	(29,160)	(7,718)

Effect of exchange rate changes on cash	(618)	(69)
Net increase (decrease) in cash and cash equivalents	36,762	(9,310)
Cash and cash equivalents, beginning of period	340,638	286,546
Cash and cash equivalents, end of period	$377,400	$277,236

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “its,” "us" and "our") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of April 4, 2015, the Company operated 549 Carter’s stores in the United States, 208 OshKosh stores in the United States, and 127 stores in Canada.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholder’s equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended April 4, 2015 are not necessarily indicative of the results that may be expected for the 2015 fiscal year ending January 2, 2016.

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

The accompanying condensed consolidated balance sheet as of January 3, 2015 was derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in the Company's Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015. There have been no material subsequent changes to these accounting policies.

The Company's fiscal year ends on the Saturday in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. As a result, fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2015, which will end on January 2, 2016, contains 52 weeks. The first fiscal quarter of 2015 and 2014 each contained 13 weeks.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components, net of applicable income taxes, of accumulated other comprehensive (loss) consisted of the following:

(dollars in thousands)	April 4, 2015	January 3, 2015	March 29, 2014
Cumulative foreign currency translation adjustments	$(21,391)	$(15,397)	$(10,312)
Pension and post-retirement liability adjustments	(7,640)	(7,640)	(2,530)
Total accumulated other comprehensive loss	$(29,031)	$(23,037)	$(12,842)

Changes in accumulated other comprehensive loss for the first quarters of fiscal 2015 and 2014 consisted of additional losses for foreign currency translation adjustments of approximately $6.0 million and $2.8 million, respectively. During the first quarters of fiscal 2015 and 2014, no amounts were reclassified from other accumulated other comprehensive loss to the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets were as follows:

		April 4, 2015			January 3, 2015
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	42,289	—	42,289	45,405	—	45,405
Total goodwill		$178,859	$—	$178,859	$181,975	$—	$181,975

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	2-20 years	42,037	32,830	9,207	42,073	30,541	11,532
Total tradenames		347,770	32,830	314,940	347,806	30,541	317,265
Non-compete agreements	4 years	220	205	15	257	225	32
Total tradenames and other intangibles, net		$347,990	$33,035	$314,955	$348,063	$30,766	$317,297

		March 29, 2014
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	48,034	—	48,034
Total goodwill		$184,604	$—	$184,604

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	2-3 years	38,552	20,404	18,148
Total tradenames		344,285	20,404	323,881
Non-compete agreements	4 years	272	186	86
Total tradenames and other intangibles, net		$344,557	$20,590	$323,967

The Company recorded approximately $2.3 million and $6.3 million in amortization expense for the fiscal quarters ended April 4, 2015 and March 29, 2014, respectively. The estimated future amortization expense for these assets is approximately $4.1 million for the remainder of fiscal 2015, $1.9 million for fiscal 2016, $0.2 million for each fiscal year 2017, 2018 and 2019, and $2.6 million thereafter.

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares in an amount up to$300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, the Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of April 4, 2015 was approximately $171.0 million. The authorizations have no expiration date.

Open Market Repurchases

During the first quarter of fiscal 2015, the Company repurchased and retired 157,900 shares in open market transactions with an average share price of $89.43 for an aggregate purchase price of $14.1 million. During the first quarter fiscal 2014, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company repurchased and retired 30,151 shares, in open market transactions, with an average share price of $76.03 for an aggregate purchase price of $2.3 million.

Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into two fixed-dollar uncollared accelerated stock repurchase agreements (the "ASR agreements") totaling $400 million. The ASR agreements were settled in January 2014. As of the date of settlement, the Company had received a total of approximately 5.6 million shares, of which one million shares were received in January 2014. All shares received under the ASR agreements were retired upon receipt.

DIVIDENDS

In the first quarters of fiscal 2015 and fiscal 2014, the Company paid cash dividends per share of $0.22 and $0.19, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors including the Company's future financial performance and other investment priorities.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock as further described in the Company's Annual Report for Form 10-K for the 2014 fiscal year ended January 3, 2015.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	April 4, 2015	January 3, 2015	March 29, 2014
Senior notes	$400,000	$400,000	$400,000
Secured revolving credit facility	186,349	186,000	186,000
Total long-term debt	$586,349	$586,000	$586,000

Secured Revolving Credit Facility

As of April 4, 2015, the Company had $186.3 million in outstanding borrowings under its secured revolving credit facility, exclusive of $7.9 million of outstanding letters of credit. During the first quarter of fiscal 2015, the Company replaced $20.0 million of outstanding borrowings with CAD $25.5 million of borrowings in Canadian dollars, which approximated $20.3 million. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus Base Rate, which, as of April 4, 2015, was 1.93% for U.S. dollar borrowings and 2.74% for Canadian dollar borrowings. As of April 4, 2015, there was approximately $180.8 million available for future borrowing.

As of April 4, 2015, the Company was in compliance with the financial debt covenants under the secured revolving credit facility.

Senior Notes

As of April 4, 2015, The William Carter Company ("TWCC"), a 100% owned subsidiary of Carter's Inc., had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended
(dollars in thousands)	April 4, 2015	March 29, 2014
Stock options	$1,324	$1,370
Restricted stock:
Time-based awards	2,083	1,941
Performance-based awards	1,333	1,224
Total	$4,740	$4,535

All stock-based compensation expense was reflected as a component of selling, general, and administrative expenses, where other forms of compensation were recorded.

On February 18, 2015, the Company’s Board of Directors approved the issuance of the following new awards to certain key employees under the Company’s existing stock-based compensation plan, subject to vesting:  177,900 stock options with an exercise price of $82.40 each; 84,800 shares of time-based restricted stock awards with a grant-date fair value of $82.40 each; and 50,600 shares of performance-based restricted stock awards with a grant-date fair value of $82.40 each.

During the first quarter of fiscal 2015, a total of 331,163 restricted stock awards (time and performance based) vested with a weighted-average grant-date fair value of $41.16 each. For the first quarter of fiscal 2014, a total of 151,500 restricted stock awards (time and performance based) vested with a weighted average grant-date fair value of $39.65 each.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	Fiscal quarter ended
(dollars in thousands)	April 4, 2015	March 29, 2014
Interest cost	$623	$622
Expected return on plan assets	(785)	(798)
Recognized actuarial loss	161	21
Net periodic pension (benefit) cost	$(1)	$(155)

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations were as follows:

	Fiscal quarter ended
(dollars in thousands)	April 4, 2015	March 29, 2014

Service cost – benefits attributed to service during the period	$32	$28
Interest cost on accumulated post-retirement benefit obligation	45	57
Amortization net actuarial gain	(48)	(51)
Curtailment gain	—	(22)
Total net periodic post-retirement benefit cost	$29	$12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – INCOME TAXES

During the first quarter of fiscal 2015, the Company recognized prior-year income tax benefits of approximately $1.8 million due to a favorable settlement of an ongoing IRS audit of fiscal 2011, 2012 and 2013, in addition to a favorable settlement of an ongoing state income tax audit. These settlements decreased the Company's effective tax rate for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

As of April 4, 2015, the Company had gross unrecognized income tax benefits of approximately $9.3 million, of which $6.3 million, if ultimately recognized, may affect the Company’s effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at April 4, 2015 are approximately $1.7 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2015 or fiscal 2016 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarters ended April 4, 2015 and March 29, 2014, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.8 million, $0.9 million, and $0.9 million of interest accrued on uncertain tax positions as of April 4, 2015, January 3, 2015, and March 29, 2014, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities owned by the Company are included in other assets on the Company's consolidated balance sheet. The Company had approximately $7.9 million, $7.6 million, and $5.5 million of such Level 1 investments as of April 4, 2015, January 3, 2015, and March 29, 2014, respectively.

Gains on the investments in marketable securities were $0.2 million for the first quarter of fiscal 2015 and were not significant for the first quarter of fiscal 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONTINGENT CONSIDERATION

The following table summarizes the changes in the remaining contingent consideration liability related to the Company's
2011 acquisition of Bonnie Togs:

	Fiscal quarter ended
(dollars in thousands)	April 4, 2015	March 29, 2014
Balance at the beginning of period	7,711	16,348
Accretion	483	454
Foreign currency translation adjustment	(533)	(487)
Balance at the end of period	$7,661	$16,315

The contingent consideration liability is a Level 3 fair value measurement. As of April 4, 2015, the Company determined the fair value of contingent consideration based upon a probability-weighted discounted cash flow analysis that reflects a high probability that the earnings targets will be met, and a discount rate of 18%.

BORROWINGS

As of April 4, 2015, the Level 2 fair value of the Company's $186.3 million in outstanding borrowings under its secured revolving credit facility approximated carrying value. The fair value of the Company's $400 million in senior notes was estimated by obtaining market quotes given the trade levels of other bonds of the same general issuer type and market-perceived credit quality and is therefore within Level 2 of the fair value hierarchy. The fair value of the outstanding senior notes as of April 4, 2015 was approximately $414.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	April 4, 2015	March 29, 2014

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	52,119,215	53,172,459
Dilutive effect of equity awards	495,386	501,322
Diluted number of common and common equivalent shares outstanding	52,614,601	53,673,781

Basic net income per common share (in thousands, except per share data):
Net income	$49,792	$34,297
Income allocated to participating securities	(560)	(470)
Net income available to common shareholders	$49,232	$33,827

Basic net income per common share	$0.94	$0.64

Diluted net income per common share (in thousands, except per share data):
Net income	$49,792	$34,297
Income allocated to participating securities	(556)	(467)
Net income available to common shareholders	$49,236	$33,830

Diluted net income per common share	$0.94	$0.63

Anti-dilutive shares excluded from dilutive earnings per share computation	183,400	269,650

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	April 4, 2015	January 3, 2015	March 29, 2014
Accrued bonuses and incentive compensation	$4,396	$18,875	$3,196
Contingent consideration	7,661	7,711	8,878
Income taxes payable	18,410	692	6,637
Accrued workers' compensation	3,057	2,662	7,392
Accrued interest	2,759	8,106	2,874
Accrued sales and use taxes	7,653	5,318	7,307
Accrued salaries and wages	8,111	3,576	3,405
Accrued gift certificates	9,882	10,100	7,877
Accrued 401(k) contributions	1,296	10,073	893
Accrued closure costs	633	835	7,754
Other current liabilities	29,545	29,780	19,022
Total	$93,403	$97,728	$75,235

Other long-term liabilities consisted of the following:

(dollars in thousands)	April 4, 2015	January 3, 2015	March 29, 2014
Deferred lease incentives	$68,652	$67,205	$69,900
Accrued rent	43,504	40,656	34,446
Contingent consideration	—	—	7,437
Accrued workers' compensation	4,717	4,717	—
OshKosh pension plan	11,029	11,031	3,613
Unrecognized tax benefits	10,087	12,230	12,505
Post-retirement life and medical plan	4,731	4,731	5,069
Deferred compensation	8,710	8,388	7,420
Other	1,887	1,947	103
Total	$153,317	$150,905	$140,493

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	April 4, 2015	% of Total Net Sales	March 29, 2014	% of Total Net Sales
Net sales:
Carter’s Wholesale	$269,315	39.3%	$271,628	41.7%
Carter’s Retail (a)	257,727	37.7%	230,328	35.3%
Total Carter’s (U.S.)	527,042	77.0%	501,956	77.0%
OshKosh Retail (a)	73,042	10.7%	63,558	9.8%
OshKosh Wholesale	16,051	2.3%	15,585	2.4%
Total OshKosh (U.S.)	89,093	13.0%	79,143	12.2%
International (b)	68,629	10.0%	70,544	10.8%
Total net sales	$684,764	100.0%	$651,643	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales
Carter’s Wholesale	$57,931	21.5%	$46,867	17.3%
Carter’s Retail (a)	44,493	17.3%	42,979	18.7%
Total Carter’s (U.S.)	102,424	19.4%	89,846	17.9%
OshKosh Retail (a)	(960)	(1.3)%	(4,489)	(7.1)%
OshKosh Wholesale	2,979	18.6%	2,025	13.0%
Total OshKosh (U.S.)	2,019	2.3%	(2,464)	(3.1)%
International (b) (c)	6,511	9.5%	4,036	5.7%
Corporate expenses (d) (e)	(26,449)		(29,887)
Total operating income	$84,505	12.3%	$61,531	9.4%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company's contingent consideration related to the Company's 2011 acquisition of Bonnie Togs of approximately $0.5 million for each of the first quarters of fiscal 2015 and 2014. Also includes a benefit of approximately $0.4 million for the first quarter of fiscal 2014 related to a favorable recovery on inventory related to the Company's exit from Japan retail operations.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)	Includes the following charges:

	Fiscal quarter ended
(dollars in millions)	April 4, 2015	March 29, 2014
Closure of distribution facility in Hogansville, GA (1)	$—	$0.3
Office consolidation costs	$—	$2.0
Amortization of tradenames	$2.3	$6.3

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia. This facility was sold in          December 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 – FACILITY CLOSURES

OFFICE CONSOLIDATION

The Company consolidated its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from its other offices, into a new headquarters facility in Atlanta, Georgia. During the first quarter of fiscal 2014, approximately $2.0 million of expense, including $0.6 million of severance costs, were incurred related to the office consolidation project. No such expenses were incurred during the first quarter of fiscal 2015, and no additional expenses are expected to be incurred in the future.

The following table summarizes the restructuring reserves related to the office consolidation as of April 4, 2015:

(dollars in millions)	Severance	Other closure costs	Total
Balance at January 3, 2015	$0.8	$2.8	$3.6
Provision	—	—	—
Payments	(0.2)	(0.3)	(0.5)
Other	—	—	—
Balance at April 4, 2015	$0.6	$2.5	$3.1

The severance reserve is included in other current liabilities and other closure costs are included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. The Company has completed its consolidation efforts. The severance accrual is expected to be substantially paid during fiscal 2015.

As of March 29, 2014, restructuring reserves were approximately $5.6 million.

JAPAN RETAIL OPERATIONS

In 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts that did not meet the Company's investment objectives. In connection with the plan to exit these operations, during the first quarter of fiscal 2014, the Company recorded approximately $0.6 million of accelerated depreciation in selling, general, and administrative expenses and approximately $1.0 million in cost of goods sold related to a favorable recovery on inventory. There were no exit costs or recoveries related to the former Japan operations during the first quarter of fiscal 2015.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that first fiscal year, and early adoption is not permitted. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting this standard on its consolidated financial position, results of operations, and cash flows.
On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal is currently undergoing the FASB's due process requirement, which includes a 30-day period for public comment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Presentation of Debt Issuance Costs
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Upon adoption, ASU 2015-03 will require debt issuance costs to be presented in the balance sheet as a direct reduction in the carrying value of the associated debt liability, consistent with the current presentation of a debt discount. Under current guidance prior to ASU 2015-03, debt issuance costs are presented in the balance sheet as a deferred charge (asset). ASU 2015-03 is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. Upon adoption, ASU 2015-03 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Since ASU 2015-03 involves balance sheet presentation only, its adoption will not have any impact on the Company's results of operations, financial condition, or cash flows. The Company is evaluating a decision to early adopt ASU 2015-03 prior to its mandatory effective date.

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations
In April 2015, the FASB issued Accounting Standard Update 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04"). Upon adoption, ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. ASU 2015-04 will be effective for interim and fiscal periods beginning after December 15, 2015; prospective application is required and early adoption is permitted. The Company's fiscal year ends on the Saturday in December or January nearest the last day of December, and the Company has defined benefit plans. The Company is currently evaluating the policy election that will be allowed upon the adoption of ASU 2015-04.

NOTE 17 – GUARANTOR UNAUDITED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of its wholly-owned subsidiary, The William Carter Company ("TWCC" or the “Subsidiary Issuer”), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the “Parent”) by each of the Company’s current domestic subsidiaries, and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s senior secured revolving credit facility or certain other debt of the Company or the subsidiary guarantors. For additional information, refer to the Company's Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015.
The unaudited condensed consolidating financial information for the Parent, the Subsidiary Issuer and the guarantor and non-guarantor subsidiaries has been prepared from the books and records maintained by the Company. The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10. The financial information may not necessarily be indicative of the financial position, results of operations, comprehensive income (loss), and cash flows, had the Parent, Subsidiary Issuer, guarantor or non-guarantor subsidiaries operated as independent entities.
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
During fiscal 2014, the Company revised its Guarantor Condensed Consolidating Statements of Comprehensive Income to correct a presentation error related to certain other comprehensive income (loss) transactions within the Subsidiary Issuer and Guarantor Subsidiaries columns in the Company’s previously filed Form 10-Q for the first and second fiscal quarters of 2014, which included the comparative periods, and for the fiscal years ended December 28, 2013 and December 29, 2012.   These presentation items had no effect on the Company’s Consolidated Financial Statements.  The Company concluded that these items were not material to the financial statements taken as a whole, but elected to revise previously reported amounts within this footnote for all periods presented.  Future filings will reflect these revisions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)
As of April 4, 2015 (dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$338,709	$17,505	$21,186	$—	$377,400
Accounts receivable, net	—	167,196	22,250	6,147	—	195,593
Intercompany receivable	—	62,791	84,908	728	(148,427)	—
Finished goods inventories, net	—	173,892	179,932	40,563	(36,373)	358,014
Prepaid expenses and other current assets	—	13,329	13,369	8,020	—	34,718
Deferred income taxes	—	18,673	12,356	1,813	—	32,842
Total current assets	—	774,590	330,320	78,457	(184,800)	998,567
Property, plant, and equipment, net	—	157,206	156,962	27,490	—	341,658
Goodwill	—	136,570	—	42,289	—	178,859
Tradenames and other intangibles, net	—	229,440	85,500	15	—	314,955
Deferred debt issuance costs, net	—	6,361	—	—	—	6,361
Other assets	—	11,934	852	—	—	12,786
Intercompany long term receivable	—	—	279,897	—	(279,897)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	805,713	591,454	10,173	—	(1,407,340)	—
Total assets	$805,713	$2,007,555	$863,704	$148,251	$(1,972,037)	$1,853,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$61,014	$22,936	$10,179	$—	$94,129
Intercompany payables	—	84,259	60,851	3,316	(148,427)	—
Other current liabilities	—	25,078	54,833	13,492	—	93,403
Total current liabilities	—	170,351	138,620	26,987	(148,427)	187,532

Long-term debt	—	566,000	—	20,349	—	586,349
Deferred income taxes	—	80,185	40,090	—	—	120,275
Intercompany long term liability	—	279,897	—	—	(279,897)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,035	72,026	12,256	—	153,317
Stockholders' equity	805,713	842,087	512,968	88,659	(1,443,713)	805,713
Total liabilities and stockholders' equity	$805,713	$2,007,555	$863,704	$148,251	$(1,972,037)	$1,853,186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$311,078	$10,442	$19,118	$—	$340,638
Accounts receivable, net	—	155,192	22,770	6,601	—	184,563
Intercompany receivable	—	58,402	106,137	2,012	(166,551)	—
Intercompany loan receivable	—	20,000	—	—	(20,000)	—
Finished goods inventories, net	—	240,702	191,953	48,463	(36,274)	444,844
Prepaid expenses and other current assets	—	15,143	13,059	6,586	—	34,788
Deferred income taxes	—	21,308	12,983	2,334	—	36,625
Total current assets	—	821,825	357,344	85,114	(222,825)	1,041,458
Property, plant, and equipment, net	—	158,017	147,076	28,004	—	333,097
Goodwill	—	136,570	—	45,405	—	181,975
Tradenames and other intangibles, net	—	231,765	85,500	32	—	317,297
Deferred debt issuance costs, net	—	6,677	—	—	—	6,677
Other assets	—	11,781	811	—	—	12,592
Intercompany long term receivable	—	—	274,584	—	(274,584)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	786,684	591,735	9,647	—	(1,388,066)	—
Total assets	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$102,233	$37,869	$10,141	$—	$150,243
Intercompany payables	—	105,940	55,812	4,799	(166,551)	—
Intercompany loan payables	—	—	—	20,000	(20,000)	—
Other current liabilities	—	15,782	67,793	14,153	—	97,728
Total current liabilities	—	223,955	161,474	49,093	(186,551)	247,971

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	81,406	40,130	—	—	121,536
Intercompany long term liability	—	274,584	—	—	(274,584)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,467	68,426	13,012	—	150,905
Stockholders' equity	786,684	822,958	504,932	96,450	(1,424,340)	786,684
Total liabilities and stockholders' equity	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$264,128	$—	$13,108	$—	$277,236
Accounts receivable, net	—	178,034	18,504	8,628	—	205,166
Intercompany receivable	—	54,911	80,281	12,078	(147,270)	—
Intercompany loan receivable	—	10,000	—	—	(10,000)	—
Finished goods inventories, net	—	177,816	180,133	35,933	(30,864)	363,018
Prepaid expenses and other current assets	—	10,137	12,306	3,919	—	26,362
Deferred income taxes	—	24,252	12,155	936	—	37,343
Total current assets	—	719,278	303,379	74,602	(188,134)	909,125
Property, plant, and equipment, net	—	154,045	137,170	25,571	—	316,786
Goodwill	—	136,570	—	48,034	—	184,604
Tradenames and other intangibles, net	—	238,382	85,500	85	—	323,967
Deferred debt issuance costs, net	—	7,758	—	—	—	7,758
Other assets	—	10,107	2	—	—	10,109
Intercompany long term receivable	—	—	261,259	—	(261,259)	—
Intercompany long term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	729,150	555,914	2,487	—	(1,287,551)	—
Total assets	$729,150	$1,922,054	$789,797	$148,292	$(1,836,944)	$1,752,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$68,708	$28,654	$6,077	$—	$103,439
Intercompany payables	—	78,020	62,719	6,531	(147,270)	—
Intercompany loan payables	—	—	—	10,000	(10,000)	—
Other current liabilities	—	29,124	33,638	12,473	—	75,235
Total current liabilities	—	175,852	125,011	35,081	(157,270)	178,674
Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	74,832	43,200	—	—	118,032
Intercompany long term liability	—	261,259	—	—	(261,259)	—
Intercompany long term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	64,097	57,852	18,544	—	140,493
Stockholders' equity	729,150	760,014	463,734	94,667	(1,318,415)	729,150
Total liabilities and stockholders' equity	$729,150	$1,922,054	$789,797	$148,292	$(1,836,944)	$1,752,349

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended April 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$435,286	$359,396	$47,120	$(157,038)	$684,764
Cost of goods sold	—	298,211	222,915	30,479	(150,893)	400,712
Gross profit	—	137,075	136,481	16,641	(6,145)	284,052
Selling, general, and administrative expenses	—	42,249	157,263	19,831	(8,160)	211,183
Royalty income	—	(9,039)	(4,711)	—	2,114	(11,636)
Operating income	—	103,865	(16,071)	(3,190)	(99)	84,505
Interest expense	—	6,662	1,343	115	(1,428)	6,692
Interest income	—	(1,557)	—	(8)	1,428	(137)
(Income) loss in subsidiaries	(49,792)	23,394	(520)	—	26,918	—
Other (income) expense, net	—	(146)	137	1,971	—	1,962
Income (loss) before income taxes	49,792	75,512	(17,031)	(5,268)	(27,017)	75,988
Provision for income taxes	—	25,621	1,980	(1,405)	—	26,196
Net income (loss)	$49,792	$49,891	$(19,011)	$(3,863)	$(27,017)	$49,792

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$407,365	$321,708	$49,158	$(126,588)	$651,643
Cost of goods sold	—	293,774	188,020	30,059	(121,935)	389,918
Gross profit	—	113,591	133,688	19,099	(4,653)	261,725
Selling, general, and administrative expenses	—	48,527	146,417	22,932	(7,781)	210,095
Royalty income	—	(8,045)	(4,027)	—	2,171	(9,901)
Operating income	—	73,109	(8,702)	(3,833)	957	61,531
Interest expense	—	6,897	1,313	24	(1,337)	6,897
Interest income	—	(1,469)	—	—	1,337	(132)
(Income) loss in subsidiaries	(34,297)	17,435	(586)	—	17,448	—
Other (income) expense, net	—	(57)	57	596	—	596
Income (loss) before income taxes	34,297	50,303	(9,486)	(4,453)	(16,491)	54,170
Provision for income taxes	—	16,963	3,740	(830)	—	19,873
Net income (loss)	$34,297	$33,340	$(13,226)	$(3,623)	$(16,491)	$34,297

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended April 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$49,792	$49,891	$(19,011)	$(3,863)	$(27,017)	$49,792
Foreign currency translation adjustments	$(5,994)	$(5,994)	$8	$(5,994)	$11,980	$(5,994)
Comprehensive income (loss)	$43,798	$43,897	$(19,003)	$(9,857)	$(15,037)	$43,798

For the fiscal quarter ended March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$34,297	$33,340	$(13,226)	$(3,623)	$(16,491)	$34,297
Foreign currency translation adjustments	$(2,760)	$(2,760)	$(132)	$(2,760)	$5,652	$(2,760)
Comprehensive income (loss)	$31,537	$30,580	$(13,358)	$(6,383)	$(10,839)	$31,537

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the fiscal quarter ended April 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$78,186	$3,969	$5,069	$—	$87,224

Cash flows from investing activities:
Capital expenditures	—	(5,517)	(12,701)	(2,542)	—	(20,760)
Intercompany investing activity	35,280	(8,332)	(1,232)	—	(25,716)	—
Proceeds from repayment of intercompany loan	—	20,000	—	—	(20,000)	—
Proceeds from sale of property, plant and equipment	—	69	—	7	—	76
Net cash provided by (used in) investing activities	35,280	6,220	(13,933)	(2,535)	(45,716)	(20,684)

Cash flows from financing activities:
Intercompany financing activity	—	(41,315)	15,796	(197)	25,716	—
Repayment of intercompany loan	—	—	—	(20,000)	20,000	—
Borrowings under secured revolving credit facility	—	—	—	20,349	—	20,349
Payments on secured revolving credit facility	—	(20,000)	—	—	—	(20,000)
Dividends paid	(11,597)	—	—	—	—	(11,597)
Repurchase of common stock	(14,120)	—	—	—	—	(14,120)
Income tax benefit from stock-based compensation	—	4,540	1,231	—	—	5,771
Withholdings from vesting of restricted stock	(12,331)	—	—	—	—	(12,331)
Proceeds from exercise of stock options	2,768	—	—	—	—	2,768
Net cash (used in) provided by financing activities	(35,280)	(56,775)	17,027	152	45,716	(29,160)
Effect of exchange rate changes on cash	—	—	—	(618)	—	(618)
Net increase in cash and cash equivalents	—	27,631	7,063	2,068	—	36,762
Cash and cash equivalents, beginning of period	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of period	$—	$338,709	$17,505	$21,186	$—	$377,400

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended March 29, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$44,470	$(12,284)	$(1,626)	$—	$30,560

Cash flows from investing activities:
Capital expenditures	—	(18,417)	(10,994)	(2,672)	—	(32,083)
Intercompany investing activity	11,033	3,772	(2,305)	—	(12,500)	—
Issuance of intercompany loan		(10,000)			10,000
Net cash provided by (used in) investing activities	11,033	(24,645)	(13,299)	(2,672)	(2,500)	(32,083)

Cash flows from financing activities:
Intercompany financing activity	—	(34,969)	23,280	(811)	12,500	—
Proceeds from intercompany loan	—	—	—	10,000	(10,000)	—
Dividends Paid	(10,208)	—	—	—	—	(10,208)
Payment on debt issuance costs	—	(55)	—	—	—	(55)
Income tax benefit from stock-based compensation	—	1,067	2,303	—	—	3,370
Repurchase of common stock	(2,292)	—	—	—	—	(2,292)
Withholdings from vesting of restricted stock	(4,079)	—	—	—	—	(4,079)
Proceeds from exercise of stock options	5,546	—	—	—	—	5,546
Net cash (used in) provided by financing activities	(11,033)	(33,957)	25,583	9,189	2,500	(7,718)
Effect of exchange rate changes on cash	—	—	—	(69)	—	(69)
Net (decrease) increase in cash and cash equivalents	—	(14,132)	—	4,822	—	(9,310)
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$264,128	$—	$13,108	$—	$277,236

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and our Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015.

Our Business

We are the largest branded marketer in the United States ("U.S.") and in Canada of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh ("OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for its line of apparel for children sizes newborn to 12, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe the brands provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated: (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended
	April 4, 2015	March 29, 2014

Net sales
Carter’s Wholesale	39.3%	41.7%
Carter’s Retail	37.7%	35.3%
Total Carter’s (U.S.)	77.0%	77.0%

OshKosh Retail	10.7%	9.8%
OshKosh Wholesale	2.3%	2.4%
Total OshKosh (U.S.)	13.0%	12.2%

International	10.0%	10.8%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	58.5%	59.8%

Gross margin	41.5%	40.2%
Selling, general, and administrative expenses	30.8%	32.2%
Royalty Income	(1.7)%	(1.5)%

Operating income	12.3%	9.4%
Interest expense	1.0%	1.1%
Interest income	—%	—%
Other expense (income), net	0.3%	0.1%

Income before income taxes	11.1%	8.3%
Provision for income taxes	3.8%	3.0%
Net income	7.3%	5.3%

Number of retail stores at end of period:
Carter’s - U.S.	549	491
OshKosh - U.S.	208	186
International	127	103

Total retail stores	884	780

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL QUARTER ENDED APRIL 4, 2015 COMPARED WITH FISCAL QUARTER ENDED MARCH 29, 2014

CONSOLIDATED NET SALES

In the first quarter of fiscal 2015, consolidated net sales increased $33.1 million, or 5.1%, to $684.8 million, reflecting strong sales growth in our Carter's Retail and OshKosh Retail segments and slight growth in our Oshkosh Wholesale segment. Sales growth was partially offset by slight declines in our Carter's Wholesale segment and in our International segment. Changes in foreign currency exchange rates in the first quarter of fiscal 2015, as compared to the first fiscal quarter of 2014, negatively impacted our consolidated net sales by approximately $5.6 million, or 0.9%.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows for the first quarters of fiscal 2015 and 2014:

	Fiscal quarter ended
(dollars in thousands)	April 4, 2015	% of Total	March 29, 2014	% of Total

Net sales:
Carter’s Wholesale	$269,315	39.3%	$271,628	41.7%
Carter’s Retail	257,727	37.7%	230,328	35.3%
Total Carter’s (U.S.)	527,042	77.0%	501,956	77.0%

OshKosh Retail	$73,042	10.7%	$63,558	9.8%
OshKosh Wholesale	16,051	2.3%	15,585	2.4%
Total OshKosh (U.S.)	89,093	13.0%	79,143	12.2%
International	68,629	10.0%	70,544	10.8%
Total net sales	$684,764	100.0%	$651,643	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale sales decreased $2.3 million, or 0.9%, in the first quarter of fiscal 2015 to $269.3 million. This decrease was primarily due to a 3% decrease in the number of units shipped, partially offset by a 2% increase in the average price per unit as compared to the first quarter of fiscal 2014.

CARTER’S RETAIL SALES

Carter’s retail segment sales increased $27.4 million, or 11.9%, in the first quarter of fiscal 2015 to $257.7 million. The increase was driven primarily by a/an:

•	Increase of $18.5 million in sales from new store openings;

•	Increase of $6.6 million in sales from eCommerce;

•	Increase of $3.8 million in comparable store sales; and

•	Decrease of $1.5 million related to store closings.

Carter's direct-to-consumer comparable sales for the first quarter of fiscal 2015 increased 0.7%, comprised of eCommerce comparable sales growth of 8.1%, partially offset by a retail stores comparable sales decline of 1.2%. Although Carter's retail comparable store sales increased $3.8 million during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, comparable store sales declined 1.2% in the first quarter of 2015 when a comparable period of January 5, 2014 to April 5, 2014 is used to represent the first quarter of 2014. This decrease was the result of a decline in the average transaction value, partially offset by an increase in the number of transactions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the first quarter of fiscal 2015, we opened 20 Carter's retail stores and closed 2 stores. A total of 549 Carter’s retail stores were open as of April 4, 2015. During fiscal 2015, we plan to open approximately 65 Carter's retail stores, many of which will be in a "side-by-side" format with an OshKosh retail store, and close four stores.

OSHKOSH RETAIL SALES

OshKosh retail sales increased $9.5 million, or 14.9%, in the first quarter of fiscal 2015 to $73.0 million. The increase was driven primarily by a/an:

•	Increase of $5.2 million in sales from new store openings;

•	Increase of $3.2 million in sales from eCommerce;

•	Increase of $2.3 million in comparable store sales; and

•	Decrease of $1.2 million related to store closings.

OshKosh direct-to-consumer comparable sales for the first quarter of fiscal 2015 increased 5.2%, comprised of eCommerce comparable sales growth of 20.3% and a retail stores comparable sales increase of 1.5%. Although OshKosh retail comparable store sales increased $2.3 million during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, comparable store sales increased 1.5% in the first quarter of 2015 when a comparable period of January 5, 2014 to April 5, 2014 is used to represent the first quarter of 2014. This increase was driven by higher transaction volume.

During the first quarter of fiscal 2015, we opened 9 OshKosh retail stores and closed 1 store. A total of 208 OshKosh retail stores were open as of April 4, 2015. During fiscal 2015, we plan to open approximately 45 OshKosh retail stores, most of which will be in a "side-by-side" format with a Carter's retail store, and close five stores.

OSHKOSH WHOLESALE SALES

OshKosh wholesale sales increased $0.5 million, or 3.0%, in the first quarter of fiscal 2015 to $16.1 million. This increase was primarily the result of a 5% increase in the average price per unit, partially offset by a 1.6% decline in units shipped as compared to the first quarter of fiscal 2014.

INTERNATIONAL SALES

International sales decreased $1.9 million, or 2.7%, in the first quarter of fiscal 2015 to $68.6 million. Unfavorable currency exchange rates between the U.S. dollar and the Canadian dollar negatively impacted International net sales by approximately $5.6 million, or 7.9%, in the first quarter of fiscal 2015.

The overall $1.9 million decrease reflected a/an:

•	Increase of $4.3 million in sales in our Canadian retail locations;

•	Increase of $2.1 million in sales from eCommerce primarily due to the launch of our Canadian website;

•	Decrease of $4.4 million in sales related to the exit of retail operations in Japan in 2014;

•	Decrease of $3.4 million in sales in our Canadian wholesale business primarily due to the Target bankruptcy; and

•	Decrease of $0.5 million in wholesale sales in our other international locations.

The increase in sales in our Canadian retail stores reflects a 7.0% increase in comparable store sales in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

During the first quarter of fiscal 2015, we opened 3 retail stores in Canada and had no closures. A total of 127 retail stores were open in Canada as of April 4, 2015. For all of fiscal 2015, we plan to open approximately 20 retail stores in Canada.

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 40.2% in the first quarter of fiscal 2014 to 41.5% in the first quarter of fiscal 2015. This 1.3% margin improvement was driven by our Carter's and OshKosh wholesale segments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our consolidated gross profit increased $22.3 million, or 8.5%, to $284.1 million in the first quarter of fiscal 2015. This $22.3 million improvement was driven by all of our operating segments except International, as discussed in the section entitled Operating Income, below.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

SG&A expenses in the first quarter of fiscal 2015 increased $1.1 million, or 0.5%, to $211.2 million. As a percentage of net sales, SG&A expenses decreased from 32.2% to 30.8% in the first quarter of fiscal 2015.

The decrease in SG&A expenses, as a percentage of net sales, in the first quarter of fiscal 2015 reflected:

•	$4.0 million in reduced amortization for the H.W. Carter & Sons trademark;

•	$2.7 million in lower provisions for accounts receivable;

•	$3.0 million absence of expenses associated with operating and exit activities of our former Japan business;

•	$2.0 million in lower costs associated with our office consolidation project;

•	$1.3 million in lower costs for external consultants; and

•	$1.2 million in lower costs for distribution.

Partially offset by:

•	$8.8 million increase in costs related to retail store operations; and

•	$1.5 million increase in costs related to information technology.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the first quarter of fiscal 2015 was approximately $11.6 million. This reflects an increase of $1.7 million, or 17.5%, when compared to the first quarter of fiscal 2014. This increase reflects domestic growth in both our Carter's and OshKosh licensed revenues along with timing of favorable settlements with our licensees.

OPERATING INCOME

Consolidated operating income increased $23.0 million, or 37.3%, to $84.5 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The table below summarizes the changes in each of our segments' operating results when comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014:

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for first quarter of fiscal 2014	$46,867	$42,979	$2,025	$(4,489)	$4,036	$(29,887)	$61,531
Increase (decrease):
Gross profit	5,679	12,198	340	4,545	(55)	(380)	22,327
Royalty income	484	310	498	119	324	—	1,735
SG&A expenses	(4,901)	10,994	(116)	1,135	(2,206)	(3,818)	1,088
Operating income (loss) for first quarter of fiscal 2015	$57,931	$44,493	$2,979	$(960)	$6,511	$(26,449)	$84,505
	(a)	(b)	(c)	(d)	(e)	(f)

(a) Carter's wholesale operating income in the first quarter of fiscal 2015 increased $11.1 million, or 23.6%, from the first quarter of fiscal 2014 to $57.9 million. The segment's operating margin increased from 17.3% in the first quarter of fiscal 2014 to 21.5% in first quarter of fiscal 2015. The primary drivers of the change in operating income were a/an:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Increase in gross profit of $5.7 million primarily due to lower off-price sales and lower inventory reserves, slightly offset by lower sales as previously discussed;

•	Increase in royalty income of $0.5 million; and

•	Decrease in SG&A expenses of $4.9 million driven primarily by decreases in provisions for accounts receivable and lower distribution and freight costs.

(b) Carter's retail operating income increased by $1.5 million, or 3.5%, to $44.5 million in the first quarter of fiscal 2015. This segment's operating margin decreased from 18.7% to 17.3% in the first quarter of fiscal 2015. The primary drivers of the change in operating income were an:

•	Increase in gross profit of $12.2 million primarily due to higher sales as previously discussed, partially offset by higher product costs;

•	Increase in royalty income of $0.3 million; and

•	Increase of $11.0 million in SG&A expenses comprised mostly of an:

•	Increase of $8.0 million in retail store operating expenses due to an increase in the number of stores; and

•	Increase of $2.7 million in distribution and freight costs.

(c) OshKosh wholesale operating income increased by $1.0 million, or 47.1%, to $3.0 million in the first quarter of fiscal 2015. This segment's operating margin increased from 13.0% to 18.6% in first quarter of fiscal 2015. The primary drivers of the change in operating income were a/an:

•	Increase in gross profit of $0.3 million primarily due to higher sales as previously discussed;

•	Increase in royalty income of $0.5 million; and

•	Decrease of $0.1 million in SG&A expenses.

(d) OshKosh retail operating loss improved by $3.5 million, or 78.6%, from $(4.5) million in the first quarter of fiscal 2014 to $(1.0) million in the first quarter of fiscal 2015. The segment's operating margin increased from (7.1)% to (1.3)% in the first quarter of fiscal 2015. The primary drivers of the change in operating income were an:

•	Increase in gross profit of $4.5 million due primarily to higher sales as previously discussed, partially offset by higher product costs;

•	Increase in royalty income of $0.1 million; and

•	Increase in SG&A expenses of $1.1 million due mainly to additional retail stores in 2015.

(e) International operating income increased by $2.5 million, or 61.3%, to $6.5 million in the first quarter of fiscal 2015. This segment's operating margin increased from 5.7% to 9.5% in the first quarter of fiscal 2015. The primary drivers of the change in operating income were a/an:

•	Decrease of $2.2 million in SG&A expenses primarily due to the exit from our former Japan retail operations; and

•	Increase in royalty income of $0.3 million.

(f) Corporate operating expenses decreased by $3.4 million, or 11.5%, in first quarter of fiscal 2015. Corporate expenses as a percentage of consolidated net sales decreased from 4.6% to 3.9% in first quarter of fiscal 2015. The decrease in operating expenses primarily reflected a/an:

•	Decrease of $4.0 million in amortization expense for the H.W. Carter & Sons tradename;

•	Decrease of $2.0 million in expenses related to the office consolidation project and facility closures;

•	Increase of $1.3 million in expenses related to information technology; and

•	Increase of $0.8 million in expenses related to insurance and other employee benefits.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INTEREST EXPENSE

Interest expense in the first quarter of fiscal 2015 was comparable to the first quarter of fiscal 2014. Weighted-average borrowings for the first quarters of fiscal 2015 and 2014 were approximately $586.0 million at an effective interest rate of 4.64% for both quarters.

INCOME TAXES

Our consolidated effective income tax rate for the first quarter of fiscal 2015 was 34.5% as compared to 36.7% for the first quarter of fiscal 2014. The decrease in the rate for the first quarter of fiscal 2015 was primarily due to favorable settlements of federal and state tax audits for 2011, 2012 and 2013. For the full fiscal year 2015, we expect our consolidated effective income tax rate to be approximately 36.0%.

NET INCOME

Our consolidated net income for the first quarter of fiscal 2015 increased by $15.5 million, or 45.2%, to $49.8 million as compared to $34.3 million in the first quarter of fiscal 2014.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Item 1.A., Risk Factors, in our Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015.

As of April 4, 2015, the Company has approximately $377.4 million of cash and cash equivalents in major financial institutions, including approximately $21.2 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at April 4, 2015 were $195.6 million compared to $205.2 million at March 29, 2014 and $184.6 million at January 3, 2015. The decrease of $9.6 million, or 4.7%, as compared to March 29, 2014 reflects the slight decrease in net sales from our wholesale customers and the improvement in the timing of collection of receivables. Due to the seasonal nature of our operations, the net accounts receivable balance at April 4, 2015 is not comparable to the net accounts receivable balance of $184.6 million at January 3, 2015.

Inventories at April 4, 2015 were $358.0 million compared to $363.0 million at March 29, 2014 and $444.8 million at January 3, 2015. The decrease of $5.0 million, or 1.4%, as compared to March 29, 2014, primarily reflects reductions in store inventory levels, partially offset by business growth. Due to the seasonal nature of our operations, the net inventories balance at April 4, 2015 is not comparable to the net inventories balance of $444.8 million at January 3, 2015.

CASH FLOW

Net cash provided by operating activities for the first quarter of fiscal 2015 was $87.2 million compared to net cash provided by operating activities of $30.6 million in the first quarter of fiscal 2014. This increase in operating cash flow primarily reflects an

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

increase in net income and favorable movements in net working capital primarily due to the timing of inventory purchases and other payments.

Capital expenditures were $20.8 million in the first quarter of fiscal 2015 compared to $32.1 million in the first quarter of fiscal 2014, primarily reflecting expenditures of approximately $12.8 million for our U.S. and international retail store openings and remodelings, $3.2 million for information technology initiatives, and $2.7 million for distribution and office facilities.

We plan to invest approximately $130 million in capital expenditures in fiscal 2015, primarily for our U.S. and international retail store openings and remodelings, and information technology.

Net cash used in financing activities was $29.2 million in the first quarter of fiscal 2015 compared to $7.7 million in the first quarter of fiscal 2014. This increase primarily reflects higher repurchases of our common stock and increases in withholding taxes for vested restricted shares issued under our employee stock-based compensation plan.

SECURED REVOLVING CREDIT FACILITY

We have a $375.0 million revolving credit facility which provides a U.S. dollar revolving facility of $340.0 million ($175.0 million sub-limit for letters of credit and a swing line sub-limit of $40.0 million) plus a $35.0 million multi-currency revolving facility ($15.0 million sub-limit for letters of credit and a swing line sub-limit of $5.0 million), which is available for borrowings by either our The William Carter Company ("TWCC") subsidiary or our Canadian subsidiary, in U.S. dollars, Canadian dollars or other currencies agreed to by the applicable lenders. The revolving credit facility expires August 31, 2017.

At April 4, 2015, we had $186.3 million in outstanding borrowings under our revolving credit facility, exclusive of $7.9 million of outstanding letters of credit, leaving approximately $180.8 million available for future borrowings. The $186.3 million in outstanding borrowings at April 4, 2015 included CAD $25.5 million of outstanding borrowings in Canadian dollars, which translated to approximately $20.3 million based on currency exchange rates at April 4, 2015.

The secured revolving credit facility provides for different pricing options based on, among other things, the currency being borrowed and our leverage. Amounts outstanding under the secured revolving credit facility as of April 4, 2015 were accruing interest at an annual rate of 1.93% (LIBOR rate plus Base Rate) for U.S. dollar borrowings and an annual rate of 2.74% (LIBOR rate plus Base Rate) for Canadian dollar borrowings.

As of April 4, 2015, we were in compliance with the financial debt covenants under our secured revolving credit facility.

SENIOR NOTES

As of April 4, 2015, our wholly-owned operating subsidiary TWCC had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

BONNIE TOGS ACQUISITION

As of April 4, 2015, a discounted contingent consideration liability of approximately $7.7 million remains and is classified as a current liability.

SHARE REPURCHASES

Open Market Purchases

Pursuant to the previously announced share repurchase authorizations by our Board of Directors, during the first quarter of fiscal 2015 the Company repurchased and retired 157,900 shares in open market transactions for approximately $14.1 million at an average price of $89.43 per share. During the first quarter of fiscal 2014, the Company repurchased and retired 30,151 shares in open market transactions for approximately $2.3 million, at an average price of $76.03 per share. The total remaining capacity under the repurchase authorizations as of April 4, 2015 was approximately $171.0 million. Future repurchases may be

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first quarters of fiscal 2015 and 2014, our Company paid quarterly cash dividends of $0.22 and $0.19 per share, respectively. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

Provisions in our secured revolving credit facility and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in declines in our net sales and gross profit in the first half of our fiscal year versus the second half. Accordingly, our results of operations during the first half of our fiscal year may not be indicative of the results we expect for the full fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans and stock-based compensation arrangements. There have been no material changes in our critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

Information related to pending adoption of recently issued accounting standards is provided in Note 16, Recent Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2015 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize as expected, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Certain risks that may cause our results to differ from those anticipated are described in Item 1A of Part I of our most recent Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015.

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

For our secured revolving credit facility, during the first quarter of fiscal 2015 we replaced approximately $20.0 million of outstanding borrowings with CAD $25.5 million of borrowings in Canadian dollars, which approximated $20.3 million. Outstanding borrowings under our secured revolving credit facility that are repayable in a currency other than the U.S. dollar are subject to future changes in currency exchange rates.

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings as of April 4, 2015 were $186.0 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost by approximately $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We have the ability to cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 4, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Form 10-K for the 2014 fiscal year ended January 3, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the first quarter of fiscal 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 5, 2015 through January 31, 2015	9,600	$85.19	9,600	$184,319,167

February 1, 2015 through February 28, 2015	159,602	$85.31	15,600	$183,035,409

March 1, 2015 through April 4, 2015	132,700	$90.58	132,700	$171,016,041

Total	301,902		157,900

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 144,002 shares surrendered between January 5, 2015 and April 4, 2015.

(2)
Amounts purchased during the first quarter of 2015 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

CARTER’S, INC.

Date : April 29, 2015	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : April 29, 2015	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)