Form 10-Q
period 2015-07-04
CARTERS INC
filed 2015-07-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 24, 2015
Common stock, par value $0.01 per share	52,244,408

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of July 4, 2015, January 3, 2015, and June 28, 2014	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended July 4, 2015 and June 28, 2014	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended July 4, 2015 and June 28, 2014	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the two fiscal quarters ended July 4, 2015	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended July 4, 2015 and June 28, 2014	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4	Controls and Procedures	41

Part II. Other Information

Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3	Defaults upon Senior Securities	44
Item 4	Mine Safety Disclosures	44
Item 5	Other Information	44
Item 6	Exhibits	44

Signatures		45

Certifications

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	July 4, 2015	January 3, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$244,301	$340,638	$207,920
Accounts receivable, net	157,145	184,563	133,885
Finished goods inventories	544,256	444,844	538,233
Prepaid expenses and other current assets	48,475	34,788	43,684
Deferred income taxes	31,871	36,625	36,534
Total current assets	1,026,048	1,041,458	960,256
Property, plant, and equipment, net of accumulated depreciation of $263,580, $245,011, and $233,812	353,138	333,097	325,675
Tradenames and other intangibles, net	312,836	317,297	318,346
Goodwill	178,753	181,975	186,173
Deferred debt issuance costs, net	5,952	6,677	7,407
Other assets	12,842	12,592	11,305
Total assets	$1,889,569	$1,893,096	$1,809,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145,809	$150,243	$164,199
Other current liabilities	76,451	97,728	75,561
Total current liabilities	222,260	247,971	239,760

Long-term debt	586,298	586,000	586,000
Deferred income taxes	119,230	121,536	114,878
Other long-term liabilities	158,842	150,905	148,152
Total liabilities	$1,086,630	$1,106,412	$1,088,790

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 4, 2015, January 3, 2015, and June 28, 2014	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 52,331,208, 52,712,193, and 53,311,864 shares issued and outstanding at July 4, 2015, January 3, 2015 and June 28, 2014, respectively	523	527	533
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(29,275)	(23,037)	(10,050)
Retained earnings	831,691	809,194	729,889
Total stockholders' equity	802,939	786,684	720,372
Total liabilities and stockholders' equity	$1,889,569	$1,893,096	$1,809,162

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$612,765	$574,065	$1,297,529	$1,225,709
Cost of goods sold	349,870	328,588	750,582	718,507
Gross profit	262,895	245,477	546,947	507,202
Selling, general, and administrative expenses	209,296	206,315	420,479	416,410
Royalty income	(8,353)	(8,185)	(19,989)	(18,086)
Operating income	61,952	47,347	146,457	108,878
Interest expense	6,935	6,882	13,627	13,780
Interest income	(157)	(140)	(294)	(272)
Other (income) expense, net	(1,900)	(189)	62	407
Income before income taxes	57,074	40,794	133,062	94,963
Provision for income taxes	20,969	14,897	47,165	34,770
Net income	$36,105	$25,897	85,897	60,193

Basic net income per common share	$0.69	$0.48	$1.63	$1.12
Diluted net income per common share	$0.68	$0.48	$1.62	$1.11
Dividend declared and paid per common share	$0.22	$0.19	$0.44	$0.38

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$36,105	$25,897	$85,897	$60,193
Other comprehensive income (loss):
Foreign currency translation adjustments	(244)	2,792	(6,238)	32
Comprehensive income	$35,861	$28,689	$79,659	$60,225

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at January 3, 2015	52,712,193	$527	$—	$(23,037)	$809,194	$786,684
Income tax benefit from stock-based compensation	—	—	6,890	—	—	6,890
Exercise of stock options	128,050	1	4,559	—	—	4,560
Withholdings from vesting of restricted stock	(144,468)	(1)	(12,376)	—	—	(12,377)
Restricted stock activity	128,725	1	(1)	—	—	—
Stock-based compensation expense	—	—	8,465	—	—	8,465
Issuance of common stock	10,933	—	1,095	—	—	1,095
Repurchase of common stock	(504,225)	(5)	(8,632)	—	(40,257)	(48,894)
Cash dividends declared and paid	—	—	—	—	(23,143)	(23,143)
Comprehensive income (loss)	—	—		(6,238)	85,897	79,659
Balance at July 4, 2015	52,331,208	$523	$—	$(29,275)	$831,691	$802,939

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$85,897	$60,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,338	29,679
Amortization of tradenames	4,429	11,877
Accretion of contingent consideration	809	451
Amortization of debt issuance costs	678	763
Non-cash stock-based compensation expense	9,560	9,829
Unrealized foreign currency exchange loss, net	84	—
Income tax benefit from stock-based compensation	(6,890)	(3,750)
Loss on disposal of property, plant, and equipment	90	544
Deferred income taxes	1,886	(5,626)
Effect of changes in operating assets and liabilities:
Accounts receivable	28,649	59,761
Inventories	(103,379)	(120,383)
Prepaid expenses and other assets	(14,244)	(9,979)
Accounts payable and other liabilities	(10,775)	(235)
Net cash provided by operating activities	27,132	33,124

Cash flows from investing activities:
Capital expenditures	(50,284)	(61,300)
Proceeds from sale of property, plant, and equipment	43	134
Net cash used in investing activities	(50,241)	(61,166)

Cash flows from financing activities:
Payments of debt issuance costs	—	(114)
Borrowings under secured revolving credit facility	20,349	—
Payments on secured revolving credit facility	(20,000)	—
Repurchase of common stock	(48,894)	(36,080)
Dividends paid	(23,143)	(20,380)
Income tax benefit from stock-based compensation	6,890	3,750
Withholdings from vesting of restricted stock	(12,377)	(4,251)
Proceeds from exercise of stock options	4,560	6,548
Net cash used in financing activities	(72,615)	(50,527)

Effect of exchange rate changes on cash	(613)	(57)
Net decrease in cash and cash equivalents	(96,337)	(78,626)
Cash and cash equivalents, beginning of period	340,638	286,546
Cash and cash equivalents, end of period	$244,301	$207,920

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “its,” "us" and "our") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of July 4, 2015, the Company operated 562 Carter’s stores in the United States, 221 OshKosh stores in the United States, and 133 stores in Canada.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholder’s equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and two fiscal quarters ended July 4, 2015 are not necessarily indicative of the results that may be expected for the 2015 fiscal year ending January 2, 2016.

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

The accompanying condensed consolidated balance sheet as of January 3, 2015 was derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in the Company's Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015. There have been no material changes to these accounting policies, except as disclosed in note 10, Fair Value Measurements, to update the Company's accounting policy for foreign currency hedging activities.

The Company's fiscal year ends on the Saturday in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. As a result, fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2015, which will end on January 2, 2016, contains 52 weeks. The first and second quarters of fiscal 2015 and fiscal 2014 each contained 13 weeks.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components, net of applicable income taxes, of accumulated other comprehensive (loss) consisted of the following:

(dollars in thousands)	July 4, 2015	January 3, 2015	June 28, 2014
Cumulative foreign currency translation adjustments	$(21,635)	$(15,397)	$(7,520)
Pension and post-retirement liability adjustments	(7,640)	(7,640)	(2,530)
Total accumulated other comprehensive loss	$(29,275)	$(23,037)	$(10,050)

Changes in accumulated other comprehensive loss for the second quarter and first two quarters of fiscal 2015 consisted of additional losses for foreign currency translation adjustments of approximately $0.2 million and $6.2 million, respectively. Changes consisted of gains for foreign currency translation adjustments of approximately $2.8 million for the second quarter of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

fiscal 2014 and were immaterial for the first two quarters of fiscal 2014. During the first and second quarters of both fiscal 2015 and fiscal 2014, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets were as follows:

		July 4, 2015			January 3, 2015
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	42,183	—	42,183	45,405	—	45,405
Total goodwill		$178,753	$—	$178,753	$181,975	$—	$181,975

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	2-20 years	42,036	34,933	7,103	42,073	30,541	11,532
Total tradenames		347,769	34,933	312,836	347,806	30,541	317,265
Non-compete agreements	4 years	219	219	—	257	225	32
Total tradenames and other intangibles, net		$347,988	$35,152	$312,836	$348,063	$30,766	$317,297

		June 28, 2014
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	49,603	—	49,603
Total goodwill		$186,173	$—	$186,173

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	2-3 years	38,570	26,028	12,542
Total tradenames		344,303	26,028	318,275
Non-compete agreements	4 years	281	210	71
Total tradenames and other intangibles, net		$344,584	$26,238	$318,346
`

The Company recorded approximately $2.1 million and $4.4 million in amortization expense for the fiscal quarter and two fiscal quarters ended July 4, 2015, respectively, and approximately $5.6 million and $11.9 million in amortization expense for the fiscal quarter and two fiscal quarters ended June 28, 2014, respectively. At July 4, 2015, the estimated future amortization expense for these assets is approximately $2.0 million for the remainder of fiscal 2015, $1.9 million for fiscal 2016, $0.2 million for each fiscal year 2017, 2018 and 2019, and $2.6 million thereafter.

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares in an amount up to$300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, the Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of July 4, 2015 was approximately $136.2 million, based on settled repurchase transactions. The authorizations have no expiration date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Number of shares repurchased	346,325	477,551	504,225	499,151
Aggregate cost of shares repurchased (in millions)	$34.8	$34.4	$48.9	$36.1
Average price per share	$100.40	$72.10	$96.97	$72.28

Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into a $300 million fixed-dollar uncollared accelerated stock repurchase agreements (the "ASR agreements") and a $100 million fixed-dollar collared accelerated stock repurchase agreements, each with JPMorgan Chase Bank, N. A. The ASR agreements were settled in January 2014. As of the date of settlement, the Company had received a total of approximately 5.6 million shares, of which one million shares were received in January 2014. All shares received under the ASR agreements were retired upon receipt.

DIVIDENDS

During the second quarter of fiscal 2015 and fiscal 2014, the Company paid cash dividends per share of $0.22 and $0.19, respectively. During the first two quarters of fiscal 2015 and fiscal 2014, the Company paid cash dividends per share of $0.44 and $0.38, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors including the Company's future financial performance and other investment priorities.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock as further described in the Company's Annual Report for Form 10-K for the 2014 fiscal year ended January 3, 2015.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	July 4, 2015	January 3, 2015	June 28, 2014
Senior notes	$400,000	$400,000	$400,000
Secured revolving credit facility	186,298	186,000	186,000
Total long-term debt	$586,298	$586,000	$586,000

Secured Revolving Credit Facility

As of July 4, 2015, the Company had $186.3 million in outstanding borrowings under its secured revolving credit facility, exclusive of $6.4 million of outstanding letters of credit. In the first quarter of fiscal 2015, the Company replaced $20.0 million of outstanding borrowings with CAD $25.5 million of borrowings in Canadian dollars, which approximated $20.3 million and is still outstanding as of July 4, 2015. Amounts outstanding under the revolving credit facility currently accrue interest at a LIBOR rate plus Base Rate, which as of July 4, 2015 was 1.93% for U.S. dollar borrowings and at CDOR plus Base Rate, which as of July 4,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2015 was 2.74%, for Canadian dollar borrowings. As of July 4, 2015, there was approximately $182.3 million available for future borrowing.

As of July 4, 2015, the Company was in compliance with the financial debt covenants under the secured revolving credit facility.

Senior Notes

As of July 4, 2015, The William Carter Company ("TWCC" or the "Subsidiary Issuer"), a 100% owned subsidiary of Carter's, Inc., had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Stock options	$1,020	$1,089	$2,344	$2,459
Restricted stock:
Time-based awards	1,612	1,697	3,695	3,639
Performance-based awards	1,093	1,427	2,426	2,650
Stock awards	1,095	1,081	1,095	1,081
Total	$4,820	$5,294	$9,560	$9,829

All stock-based compensation expense was reflected as a component of selling, general, and administrative expenses, where other forms of compensation were recorded.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest cost	$623	$622	$1,246	$1,244
Expected return on plan assets	(785)	(798)	(1,570)	(1,596)
Recognized actuarial loss	161	21	322	42
Net periodic pension (benefit) cost	$(1)	$(155)	$(2)	$(310)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Service cost – benefits attributed to service during the period	$32	$28	$64	$56
Interest cost on accumulated post-retirement benefit obligation	45	57	90	114
Amortization net actuarial gain	(48)	(52)	(96)	(104)
Curtailment gain	—	(22)	—	(44)
Total net periodic post-retirement benefit cost	$29	$11	$58	$22

NOTE 9 – INCOME TAXES

During the first quarter of fiscal 2015, the Company recognized prior-year income tax benefits of approximately $1.8 million due to a favorable settlement of an IRS audit of fiscal 2011, 2012 and 2013, in addition to a favorable settlement of a state income tax audit. These settlements have decreased the Company's effective tax rate during fiscal 2015 compared to fiscal 2014.

As of July 4, 2015, the Company had gross unrecognized income tax benefits of approximately $9.8 million, of which $6.6 million, if ultimately recognized, may affect the Company’s effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at July 4, 2015 are approximately $1.7 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2015 or fiscal 2016 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and two fiscal quarters ended July 4, 2015 and June 28, 2014, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.9 million, $0.9 million, and $0.9 million of interest accrued on uncertain tax positions as of July 4, 2015, January 3, 2015, and June 28, 2014, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities owned by the Company are included in other assets on the Company's consolidated balance sheet. The Company had approximately $7.9 million, $7.6 million, and $6.7 million of such Level 1 investments as of July 4, 2015, January 3, 2015, and June 28, 2014, respectively.

Gains on the investments in marketable securities were not material for the fiscal quarter and $0.3 million for the two fiscal quarters ended July 4, 2015. Gains on the investments in marketable securities were not material for the fiscal quarter and two fiscal quarters ended June 28, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

FOREIGN CURRENCY CONTRACTS

As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, the Company's Canadian subsidiary may use currency contracts to hedge purchases that are made in U.S. dollars, primarily for inventory. As part of this hedging strategy, the Company uses foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period. As currently designed, the Company's contacts are not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts are recorded in Other (income) expense, net in the Company's consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars), classified as Level 2 within the fair value hierarchy, and included in other current assets or other current liabilities on the Company's consolidated balance sheet. On the consolidated statement of cash flows, it is the Company's policy to include all activity, including cash settlement of the contracts, as a component of cash flows from operations.

At July 4, 2015, the fair values of the open contracts approximated $1.6 million and are included in the Company's consolidated balance sheet within prepaid expenses and other current assets and the notional value was approximately $40.0 million. During the second quarter of fiscal 2015, the Company recorded approximately $1.6 million of unrealized gains related to the mark-to-market adjustments and realized gains of approximately $0.3 million for contracts settled during that period. During the first quarter of fiscal 2015 and the first two quarters of fiscal 2014, the Company did not utilize foreign exchange contracts.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the remaining contingent consideration liability related to the Company's
2011 acquisition of Bonnie Togs:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance at the beginning of period	$7,661	$16,315	$7,711	$16,348
Accretion	326	(8)	809	451
Foreign currency translation adjustment	(42)	541	(575)	49
Final contingent settlement	1,077	—	1,077	—
Balance at the end of period	$9,022	$16,848	$9,022	$16,848

As of July 4, 2015, the fair value of the remaining Bonnie Togs earn-out obligation is its carrying value since the earn-out period has completed and the final payment to the seller is scheduled to be paid in August 2015. In prior periods, the Company determined the fair value (level 3 in the fair value hierarchy) of the contingent consideration based upon a probability-weighted discounted cash flow analysis that reflected a high probability that the earnings targets would be met, and a discount rate of 18%.

BORROWINGS

As of July 4, 2015, the fair value of the Company's $186.3 million in outstanding borrowings under its secured revolving credit facility approximated carrying value. The fair value of the Company's $400 million in senior notes was estimated by obtaining market quotes given the trade levels of other bonds of the same general issuer type and market-perceived credit quality and is therefore within Level 2 of the fair value hierarchy. The fair value of the outstanding senior notes as of July 4, 2015 was approximately $408.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	52,020,386	52,836,070	52,069,800	53,004,264
Dilutive effect of equity awards	526,016	455,116	514,121	478,426
Diluted number of common and common equivalent shares outstanding	52,546,402	53,291,186	52,583,921	53,482,690

Basic net income per common share (in thousands, except per share data):
Net income	$36,105	$25,897	$85,897	$60,193
Income allocated to participating securities	(305)	(345)	(847)	(812)
Net income available to common shareholders	$35,800	$25,552	$85,050	$59,381

Basic net income per common share	$0.69	$0.48	$1.63	$1.12

Diluted net income per common share (in thousands, except per share data):
Net income	$36,105	$25,897	$85,897	$60,193
Income allocated to participating securities	(303)	(343)	(840)	(807)
Net income available to common shareholders	$35,802	$25,554	$85,057	$59,386

Diluted net income per common share	$0.68	$0.48	$1.62	$1.11

Anti-dilutive shares excluded from dilutive earnings per share computation	178,800	268,850	183,300	268,850

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	July 4, 2015	January 3, 2015	June 28, 2014
Accrued bonuses and incentive compensation	$7,400	$18,875	$6,320
Contingent consideration	9,022	7,711	9,360
Income taxes payable	1,034	692	994
Accrued workers' compensation	1,468	2,662	7,458
Accrued interest	7,991	8,106	8,056
Accrued sales and use taxes	3,720	5,318	4,961
Accrued salaries and wages	3,344	3,576	5,744
Accrued gift certificates	10,074	10,100	8,422
Accrued employee benefits	8,252	17,132	8,675
Accrued and deferred rent	13,123	11,879	804
Other current liabilities	11,023	11,677	14,767
Total	$76,451	$97,728	$75,561

Other long-term liabilities consisted of the following:

(dollars in thousands)	July 4, 2015	January 3, 2015	June 28, 2014
Deferred lease incentives	$69,804	$67,205	$71,821
Accrued and deferred rent	45,535	40,656	39,534
Contingent consideration	—	—	7,488
Accrued workers' compensation	6,016	4,717	—
OshKosh pension plan	11,029	11,031	3,458
Unrecognized tax benefits	10,692	12,230	12,756
Post-retirement life and medical plan	4,731	4,731	5,122
Deferred compensation	9,300	8,388	7,869
Other	1,735	1,947	104
Total	$158,842	$150,905	$148,152

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENT INFORMATION

The table below presents certain segment information for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 4, 2015	% of Total Net Sales	June 28, 2014	% of Total Net Sales	July 4, 2015	% of Total Net Sales	June 28, 2014	% of Total Net Sales
Net sales:
Carter’s Wholesale	$211,730	34.6%	$200,059	34.8%	$481,045	37.1%	$471,688	38.5%
Carter’s Retail (a)	246,980	40.4%	233,690	40.7%	504,707	39.0%	464,018	37.9%
Total Carter’s (U.S.)	458,710	75.0%	433,749	75.5%	985,752	76.1%	935,706	76.4%
OshKosh Retail (a)	73,453	12.0%	67,515	11.8%	146,495	11.3%	131,073	10.7%
OshKosh Wholesale	14,306	2.3%	11,649	2.0%	30,357	2.3%	27,235	2.2%
Total OshKosh (U.S.)	87,759	14.3%	79,164	13.8%	176,852	13.6%	158,308	12.9%
International (b)	66,296	10.7%	61,152	10.7%	134,925	10.3%	131,695	10.7%
Total net sales	$612,765	100.0%	$574,065	100.0%	$1,297,529	100.0%	$1,225,709	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
Carter’s Wholesale	$40,207	19.0%	$30,860	15.4%	$98,138	20.4%	$77,727	16.5%
Carter’s Retail (a)	38,331	15.5%	40,179	17.2%	82,824	16.4%	83,158	17.9%
Total Carter’s (U.S.)	78,538	17.1%	71,039	16.4%	180,962	18.4%	160,885	17.2%
OshKosh Retail (a)	(1,815)	(2.5)%	(1,694)	(2.5)%	(2,775)	(1.9)%	(6,183)	(4.7)%
OshKosh Wholesale	2,249	15.7%	859	7.4%	5,228	17.2%	2,885	10.6%
Total OshKosh (U.S.)	434	0.5%	(835)	(1.1)%	2,453	1.4%	(3,298)	(2.1)%
International (b) (c)	6,236	9.4%	7,107	11.6%	12,747	9.4%	11,143	8.5%
Corporate expenses (d) (e)	(23,256)		(29,964)		(49,705)		(59,852)
Total operating income	$61,952	10.1%	$47,347	8.2%	$146,457	11.3%	$108,878	8.9%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company's contingent consideration related to the Company's 2011 acquisition of Bonnie Togs of approximately $1.4 million for the fiscal quarter ended July 4, 2015, and $1.9 million and $0.5 million for each of the two-fiscal-quarter periods ended July 4, 2015 and June 28, 2014, respectively. The charge associated with the revaluation for the fiscal quarter ended June 28, 2014 was not material. Also includes expenses of approximately $0.9 million and $0.5 million for the second quarter of fiscal 2014 and for the first two quarters of fiscal 2014, respectively, related to the Company's exit from Japan retail operations.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)	Includes the following charges:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Closure of distribution facility in Hogansville, GA (1)	$—	$0.3	$—	$0.6
Office consolidation costs	$—	$4.6	$—	$6.6
Amortization of tradenames	$2.1	$5.6	$4.4	$11.9

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia. This facility was sold in          December 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 – FACILITY CLOSURES

OFFICE CONSOLIDATION

In 2013 and 2014, the Company consolidated its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from its other offices, into a new headquarters facility in Atlanta, Georgia. During the first and second quarter of fiscal 2014, approximately $2.0 million and $4.6 million of expense, respectively, were incurred related to the office consolidation project and recorded in SG&A expense. No such expenses were incurred during the first and second quarter of fiscal 2015, and no additional expenses are expected to be incurred in the future.

The following table summarizes the restructuring reserves related to the office consolidation as of July 4, 2015:

(dollars in millions)	Severance	Other closure costs	Total
Balance at January 3, 2015	$0.8	$2.8	$3.6
Payments during fiscal 2015	(0.5)	(0.5)	(1.0)
Balance at July 4, 2015	$0.3	$2.3	$2.6

The severance reserve is included in other current liabilities and other closure costs are included in other short-term liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. The Company has completed its consolidation efforts. The remaining severance accrual is expected to be paid during fiscal 2015.

At June 28, 2014, restructuring reserves were approximately $5.9 million.

JAPAN RETAIL OPERATIONS

In 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts that did not meet the Company's investment objectives. In connection with the plan to exit these operations, during the first two quarters of fiscal 2014, the Company recorded approximately $0.9 million of accelerated depreciation in selling, general, and administrative expenses and approximately $1.0 million in cost of goods sold related to a favorable recovery on inventory. There were no exit costs or recoveries related to the former Japan operations during the first and the second quarter of fiscal 2015, and no additional costs are expected in the future.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2018, including interim periods within that first fiscal year, and early adoption is now permitted for 2017. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting this standard on its consolidated financial position, results of operations, and cash flows.

Presentation of Debt Issuance Costs for Term Debt
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Upon adoption, ASU 2015-03 will require debt issuance costs associated with outstanding term debt to be presented in the balance sheet as a direct reduction in the carrying value of the associated debt liability, consistent with the current presentation of a debt discount. For fees paid to lenders to secure revolving lines of credit, such fees will continue to be presented as a deferred charge (asset) on the balance sheet. Under current guidance prior to ASU 2015-03, all debt issuance costs, for both term debt and revolving lines of credit, are presented in the balance sheet as a deferred charge (asset). ASU

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2015-03 is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. Upon adoption, ASU 2015-03 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Since ASU 2015-03 involves balance sheet presentation only, its adoption will not have any impact on the Company's results of operations, financial condition, or cash flows. The Company is evaluating a decision to early adopt ASU 2015-03 prior to its mandatory effective date.

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

NOTE 17 – GUARANTOR UNAUDITED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of its wholly-owned subsidiary, The William Carter Company ("TWCC" or the “Subsidiary Issuer”), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the “Parent”) by each of the Company’s current domestic subsidiaries, and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s senior secured revolving credit facility or certain other debt of the Company or the subsidiary guarantors. Under specific customary conditions, the guarantees are not full and unconditional because subsidiary guarantors can be released and relieved of their obligations under customary circumstances contained in the indenture governing the Senior Notes. These circumstances include among others the following, so long as other applicable provisions of the indentures are adhered to: any sale or other disposition of all or substantially all of the assets of any subsidiary guarantor, any sale or other disposition of capital stock of any subsidiary guarantor, or designation of any restricted subsidiary that is a subsidiary guarantor as an unrestricted subsidiary.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Balance Sheets (unaudited)

As of July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$211,730	$13,007	$19,564	$—	$244,301
Accounts receivable, net	—	130,386	21,531	5,228	—	157,145
Intercompany receivable	—	57,590	60,737	3,831	(122,158)	—
Finished goods inventories	—	322,981	194,245	60,932	(33,902)	544,256
Prepaid expenses and other current assets	—	28,053	14,027	6,395	—	48,475
Deferred income taxes	—	19,253	10,851	1,767	—	31,871
Total current assets	—	769,993	314,398	97,717	(156,060)	1,026,048
Property, plant, and equipment, net	—	160,022	164,578	28,538	—	353,138
Goodwill	—	136,570	—	42,183	—	178,753
Tradenames and other intangibles, net	—	227,336	85,500	—	—	312,836
Deferred debt issuance costs, net	—	5,952	—	—	—	5,952
Other assets	—	11,945	853	44	—	12,842
Intercompany long-term receivable	—	—	267,160	—	(267,160)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	802,939	595,255	15,283	—	(1,413,477)	—
Total assets	$802,939	$2,007,073	$847,772	$168,482	$(1,936,697)	$1,889,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$87,405	$35,589	$22,815	$—	$145,809
Intercompany payables	—	63,369	56,452	2,337	(122,158)	—
Other current liabilities	—	35,948	26,485	14,018	—	76,451
Total current liabilities	—	186,722	118,526	39,170	(122,158)	222,260

Long-term debt	—	566,000	—	20,298	—	586,298
Deferred income taxes	—	79,351	39,879	—	—	119,230
Intercompany long-term liability	—	267,160	—	—	(267,160)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	70,999	75,133	12,710	—	158,842
Stockholders' equity	802,939	836,841	514,234	96,304	(1,447,379)	802,939
Total liabilities and stockholders' equity	$802,939	$2,007,073	$847,772	$168,482	$(1,936,697)	$1,889,569

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$311,078	$10,442	$19,118	$—	$340,638
Accounts receivable, net	—	155,192	22,770	6,601	—	184,563
Intercompany receivable	—	58,402	106,137	2,012	(166,551)	—
Intercompany loan receivable	—	20,000	—	—	(20,000)	—
Finished goods inventories	—	240,702	191,953	48,463	(36,274)	444,844
Prepaid expenses and other current assets	—	15,143	13,059	6,586	—	34,788
Deferred income taxes	—	21,308	12,983	2,334	—	36,625
Total current assets	—	821,825	357,344	85,114	(222,825)	1,041,458
Property, plant, and equipment, net	—	158,017	147,076	28,004	—	333,097
Goodwill	—	136,570	—	45,405	—	181,975
Tradenames and other intangibles, net	—	231,765	85,500	32	—	317,297
Deferred debt issuance costs, net	—	6,677	—	—	—	6,677
Other assets	—	11,781	811	—	—	12,592
Intercompany long-term receivable	—	—	274,584	—	(274,584)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	786,684	591,735	9,647	—	(1,388,066)	—
Total assets	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$102,233	$37,869	$10,141	$—	$150,243
Intercompany payables	—	105,940	55,812	4,799	(166,551)	—
Intercompany loan payables	—	—	—	20,000	(20,000)	—
Other current liabilities	—	15,782	67,793	14,153	—	97,728
Total current liabilities	—	223,955	161,474	49,093	(186,551)	247,971

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	81,406	40,130	—	—	121,536
Intercompany long-term liability	—	274,584	—	—	(274,584)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,467	68,426	13,012	—	150,905
Stockholders' equity	786,684	822,958	504,932	96,450	(1,424,340)	786,684
Total liabilities and stockholders' equity	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$191,491	$—	$16,429	$—	$207,920
Accounts receivable, net	—	112,126	15,924	5,835	—	133,885
Intercompany receivable	—	57,106	92,532	12,800	(162,438)	—
Intercompany loan receivable	—	10,000	—	—	(10,000)	—
Finished goods inventories	—	299,688	212,817	57,369	(31,641)	538,233
Prepaid expenses and other current assets	—	23,700	13,906	6,078	—	43,684
Deferred income taxes	—	22,136	13,130	1,268	—	36,534
Total current assets	—	716,247	348,309	99,779	(204,079)	960,256
Property, plant, and equipment, net	—	157,289	140,538	27,848	—	325,675
Goodwill	—	136,570	—	49,603	—	186,173
Tradenames and other intangibles, net	—	232,776	85,500	70	—	318,346
Deferred debt issuance costs, net	—	7,407	—	—	—	7,407
Other assets	—	11,305	—	—	—	11,305
Intercompany long-term receivable	—	—	221,496	—	(221,496)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	720,372	562,665	4,725	—	(1,287,762)	—
Total assets	$720,372	$1,924,259	$800,568	$177,300	$(1,813,337)	$1,809,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$105,126	$35,802	$23,271	$—	$164,199
Intercompany payables	—	90,697	64,911	6,830	(162,438)	—
Intercompany loan payables	—	—	—	10,000	(10,000)	—
Other current liabilities	—	29,830	29,830	15,901	—	75,561
Total current liabilities	—	225,653	130,543	56,002	(172,438)	239,760
Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	71,822	43,056	—	—	114,878
Intercompany long-term liability	—	221,496	—	—	(221,496)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	67,275	61,039	19,838	—	148,152
Stockholders' equity	720,372	752,013	465,930	101,460	(1,319,403)	720,372
Total liabilities and stockholders' equity	$720,372	$1,924,259	$800,568	$177,300	$(1,813,337)	$1,809,162

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$362,318	$351,161	$52,638	$(153,352)	$612,765
Cost of goods sold	—	254,299	213,845	27,129	(145,403)	349,870
Gross profit	—	108,019	137,316	25,509	(7,949)	262,895
Selling, general, and administrative expenses	—	42,167	157,636	21,669	(12,176)	209,296
Royalty income	—	(6,341)	(3,768)	—	1,756	(8,353)
Operating income	—	72,193	(16,552)	3,840	2,471	61,952
Interest expense	—	6,773	1,333	141	(1,312)	6,935
Interest income	—	(1,445)	—	(24)	1,312	(157)
(Income) loss in subsidiaries	(36,105)	9,306	(3,042)	—	29,841	—
Other (income) expense, net	—	(49)	26	(1,877)	—	(1,900)
Income (loss) before income taxes	36,105	57,608	(14,869)	5,600	(27,370)	57,074
Provision (benefit) for income taxes	—	23,974	(4,867)	1,862	—	20,969
Net income (loss)	$36,105	$33,634	$(10,002)	$3,738	$(27,370)	$36,105

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$338,518	$325,673	$49,005	$(139,131)	$574,065
Cost of goods sold	—	246,763	187,574	25,745	(131,494)	328,588
Gross profit	—	91,755	138,099	23,260	(7,637)	245,477
Selling, general, and administrative expenses	—	41,068	153,552	20,470	(8,775)	206,315
Royalty income	—	(5,932)	(4,168)	—	1,915	(8,185)
Operating income	—	56,619	(11,285)	2,790	(777)	47,347
Interest expense	—	6,882	1,298	19	(1,317)	6,882
Interest income	—	(1,452)	—	(5)	1,317	(140)
(Income) loss in subsidiaries	(25,897)	13,359	(6,192)	—	18,730	—
Other (income) expense, net	—	(78)	58	(169)	—	(189)
Income (loss) before income taxes	25,897	37,908	(6,449)	2,945	(19,507)	40,794
Provision for income taxes	—	11,234	2,181	1,482	—	14,897
Net income (loss)	$25,897	$26,674	$(8,630)	$1,463	$(19,507)	$25,897

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$797,604	$710,557	$99,758	$(310,390)	$1,297,529
Cost of goods sold	—	552,510	436,760	57,608	(296,296)	750,582
Gross profit	—	245,094	273,797	42,150	(14,094)	546,947
Selling, general, and administrative expenses	—	84,416	314,899	41,500	(20,336)	420,479
Royalty income	—	(15,380)	(8,479)	—	3,870	(19,989)
Operating income	—	176,058	(32,623)	650	2,372	146,457
Interest expense	—	13,435	2,676	256	(2,740)	13,627
Interest income	—	(3,002)	—	(32)	2,740	(294)
(Income) loss in subsidiaries	(85,897)	32,700	(3,562)	—	56,759	—
Other (income) expense, net	—	(195)	163	94	—	62
Income (loss) before income taxes	85,897	133,120	(31,900)	332	(54,387)	133,062
Provision (benefit) for income taxes	—	49,595	(2,887)	457	—	47,165
Net income (loss)	$85,897	$83,525	$(29,013)	$(125)	$(54,387)	$85,897

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$745,883	$647,381	$98,163	$(265,718)	$1,225,709
Cost of goods sold	—	540,536	375,594	55,804	(253,427)	718,507
Gross profit	—	205,347	271,787	42,359	(12,291)	507,202
Selling, general, and administrative expenses	—	89,595	299,969	43,402	(16,556)	416,410
Royalty income	—	(13,977)	(8,195)	—	4,086	(18,086)
Operating income	—	129,729	(19,987)	(1,043)	179	108,878
Interest expense	—	13,780	2,611	43	(2,654)	13,780
Interest income	—	(2,922)	—	(4)	2,654	(272)
(Income) loss in subsidiaries	(60,193)	30,794	(6,778)	—	36,177	—
Other (income) expense, net	—	(134)	114	427	—	407
Income (loss) before income taxes	60,193	88,211	(15,934)	(1,509)	(35,998)	94,963
Provision for income taxes	—	28,197	5,921	652	—	34,770
Net income (loss)	$60,193	$60,014	$(21,855)	$(2,161)	$(35,998)	$60,193

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$36,105	$33,634	$(10,002)	$3,738	$(27,370)	$36,105
Foreign currency translation adjustments	(244)	(244)	22	(244)	466	(244)
Comprehensive income (loss)	$35,861	$33,390	$(9,980)	$3,494	$(26,904)	$35,861

For the fiscal quarter ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$25,897	$26,674	$(8,630)	$1,463	$(19,507)	$25,897
Foreign currency translation adjustments	2,792	2,792	(1)	2,792	(5,583)	2,792
Comprehensive income (loss)	$28,689	$29,466	$(8,631)	$4,255	$(25,090)	$28,689

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$85,897	$83,525	$(29,013)	$(125)	$(54,387)	$85,897
Foreign currency translation adjustments	(6,238)	(6,238)	30	(6,238)	12,446	(6,238)
Comprehensive income (loss)	$79,659	$77,287	$(28,983)	$(6,363)	$(41,941)	$79,659

For the two fiscal quarters ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$60,193	$60,014	$(21,855)	$(2,161)	$(35,998)	$60,193
Foreign currency translation adjustments	32	32	(133)	32	69	32
Comprehensive income (loss)	$60,225	$60,046	$(21,988)	$(2,129)	$(35,929)	$60,225

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the two fiscal quarters ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$39,654	$(20,473)	$7,951	$—	$27,132

Cash flows from investing activities:
Capital expenditures	—	(15,591)	(29,683)	(5,010)	—	(50,284)
Intercompany investing activity	79,854	(5,648)	(2,169)	—	(72,037)	—
Proceeds from repayment of intercompany loan	—	20,000	—	—	(20,000)	—
Proceeds from sale of property, plant and equipment	—	36	—	7	—	43
Net cash provided by (used in) investing activities	79,854	(1,203)	(31,852)	(5,003)	(92,037)	(50,241)

Cash flows from financing activities:
Intercompany financing activity	—	(122,520)	52,721	(2,238)	72,037	—
Repayment of intercompany loan	—	—	—	(20,000)	20,000	—
Borrowings under secured revolving credit facility	—	—	—	20,349	—	20,349
Payments on secured revolving credit facility	—	(20,000)	—	—	—	(20,000)
Dividends paid	(23,143)	—	—	—	—	(23,143)
Repurchase of common stock	(48,894)	—	—	—	—	(48,894)
Income tax benefit from stock-based compensation	—	4,721	2,169	—	—	6,890
Withholdings from vesting of restricted stock	(12,377)	—	—	—	—	(12,377)
Proceeds from exercise of stock options	4,560	—	—	—	—	4,560
Net cash (used in) provided by financing activities	(79,854)	(137,799)	54,890	(1,889)	92,037	(72,615)
Effect of exchange rate changes on cash	—	—	—	(613)	—	(613)
Net (decrease) increase in cash and cash equivalents	—	(99,348)	2,565	446	—	(96,337)
Cash and cash equivalents, beginning of period	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of period	$—	$211,730	$13,007	$19,564	$—	$244,301

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended June 28, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$54,656	$(26,855)	$5,323	$—	$33,124

Cash flows from investing activities:
Capital expenditures	—	(33,691)	(21,719)	(5,890)	—	(61,300)
Intercompany investing activity	54,163	4,442	(2,144)	—	(56,461)	—
Issuance of intercompany loan	—	(10,000)	—	—	10,000	—
Proceeds from sale of property, plant and equipment	—	134	—	—	—	134
Net cash provided by (used in) investing activities	54,163	(39,115)	(23,863)	(5,890)	(46,461)	(61,166)

Cash flows from financing activities:
Intercompany financing activity	—	(103,802)	48,574	(1,233)	56,461	—
Proceeds from intercompany loan	—	—	—	10,000	(10,000)	—
Dividends Paid	(20,380)	—	—	—	—	(20,380)
Payment on debt issuance costs	—	(114)	—	—	—	(114)
Income tax benefit from stock-based compensation	—	1,606	2,144	—	—	3,750
Repurchase of common stock	(36,080)	—	—	—	—	(36,080)
Withholdings from vesting of restricted stock	(4,251)	—	—	—	—	(4,251)
Proceeds from exercise of stock options	6,548	—	—	—	—	6,548
Net cash (used in) provided by financing activities	(54,163)	(102,310)	50,718	8,767	46,461	(50,527)
Effect of exchange rate changes on cash	—	—	—	(57)	—	(57)
Net (decrease) increase in cash and cash equivalents	—	(86,769)	—	8,143	—	(78,626)
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$191,491	$—	$16,429	$—	$207,920

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended		Two fiscal quarters ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net sales
Carter’s Wholesale	34.6%	34.8%	37.1%	38.5%
Carter’s Retail	40.4%	40.7%	39.0%	37.9%
Total Carter’s (U.S.)	75.0%	75.5%	76.1%	76.4%

OshKosh Retail	12.0%	11.8%	11.3%	10.7%
OshKosh Wholesale	2.3%	2.0%	2.3%	2.2%
Total OshKosh (U.S.)	14.3%	13.8%	13.6%	12.9%

International	10.7%	10.7%	10.3%	10.7%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.1%	57.2%	57.8%	58.6%

Gross margin	42.9%	42.8%	42.2%	41.4%
Selling, general, and administrative expenses	34.2%	35.9%	32.4%	34.0%
Royalty Income	(1.4)%	(1.4)%	(1.5)%	(1.5)%

Operating income	10.1%	8.2%	11.3%	8.9%
Interest expense	1.1%	1.2%	1.1%	1.1%
Interest income	—%	—%	—%	—%
Other expense (income), net	(0.3)%	—%	—%	—%

Income before income taxes	9.3%	7.1%	10.3%	7.8%
Provision for income taxes	3.4%	2.6%	3.5%	2.9%
Net income	5.9%	4.5%	6.6%	4.9%

Number of retail stores at end of period:
Carter’s - U.S.			562	509
OshKosh - U.S.			221	187
Canada			133	110

Total retail stores			916	806

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

STORE COUNT DATA

		Carter's Retail	OshKosh Retail	Canada	Total

Second quarter of fiscal 2015:
	Openings	13	15	6	34
	Closings	—	2	—	2
First two quarters of fiscal 2015:
	Openings	33	24	9	66
	Closings	2	3	—	5
Projections for fiscal 2015:
	Openings	65	45	23	133
	Closings	4	5	—	9

Most of the Oshkosh retail store openings that have occurred, or are projected to occur, in fiscal 2015 are in a "side-by-side" format with a Carter's retail store.

U.S. COMPARABLE RETAIL SALES ("Comps")

In the following table, the percentage changes for our U.S. direct-to-consumer ("DTC") comparable sales are based on adjusted 2014 periods that have been aligned to the corresponding 2015 fiscal periods: April 5 to July 4 for the second quarter of each year and January 4 to July 4 for the first two-quarters of each year. However, in the following narrative discussions under the headings "Second Quarter and Two Fiscal Quarters Ended July 4, 2015 Compared to Second Quarter and Two Fiscal Quarters Ended June 28, 2014," the net sales amounts are based on the fiscal 2015 and 2014 periods used to prepare the unaudited condensed consolidated financial statements.

U.S. Direct-to-Consumer

	Change for Second Quarter		Change for First Two Quarters of Year
Increase (Decrease)
	Carter's Retail	OshKosh Retail	Carter's Retail	OshKosh Retail

Stores	(4.0)%	(2.6)%	(2.6)%	(0.6)%
eCommerce	+26.5%	+36.2%	+16.0%	+27.2%
Total DTC	+1.1%	+3.3%	+0.9%	+4.2%

The decreases in Carter's retail comparable store sales during both periods in fiscal 2015 were primarily due to decreases in the number of transactions and the average price per unit.

The decreases in OshKosh retail comparable store sales during both periods in fiscal 2015 were primarily due to decreases in the number of transactions, partially offset by an increase in the average price per unit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SECOND QUARTER AND TWO FISCAL QUARTERS ENDED JULY 4, 2015 COMPARED TO SECOND QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 28, 2014

CONSOLIDATED NET SALES

In the second quarter of fiscal 2015, consolidated net sales increased $38.7 million, or 6.7%, to $612.8 million from $574.1 million in the second quarter of fiscal 2014. For the first two quarters of fiscal 2015, consolidated net sales increased $71.8 million, or 5.9%, to $1.30 billion from $1.23 billion in the first two quarters of fiscal 2014. For both periods in fiscal 2015, the increases reflected sales growth in all of our segments. Changes in foreign currency exchange rates in the second quarter and first two quarters of fiscal 2015, as compared to the second quarter and first two quarters of fiscal 2014, negatively impacted our consolidated net sales by approximately $5.6 million and $11.1 million, or 1.0% and 0.9%, respectively.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 4, 2015	% of Total	June 28, 2014	% of Total	July 4, 2015	% of Total	June 28, 2014	% of Total

Net sales:
Carter’s Wholesale	$211,730	34.6%	$200,059	34.8%	$481,045	37.1%	$471,688	38.5%
Carter’s Retail	246,980	40.4%	233,690	40.7%	504,707	39.0%	464,018	37.9%
Total Carter’s (U.S.)	458,710	75.0%	433,749	75.5%	985,752	76.1%	935,706	76.4%

OshKosh Retail	$73,453	12.0%	$67,515	11.8%	$146,495	11.3%	$131,073	10.7%
OshKosh Wholesale	14,306	2.3%	11,649	2.0%	30,357	2.3%	27,235	2.2%
Total OshKosh (U.S.)	87,759	14.3%	79,164	13.8%	176,852	13.6%	158,308	12.9%
International	66,296	10.7%	61,152	10.7%	134,925	10.3%	131,695	10.7%
Total net sales	$612,765	100.0%	$574,065	100.0%	$1,297,529	100.0%	$1,225,709	100.0%

CARTER’S WHOLESALE SALES

Carter’s wholesale segment sales increased $11.7 million, or 5.8%, in the second quarter of fiscal 2015 to $211.7 million from $200.1 million in the second quarter of fiscal 2014. This increase was primarily due to an increase of 5.2% in the average price per unit due to less off-price sales and an increase of 0.6% in the number of units shipped compared to the second quarter of fiscal 2014.

Carter's wholesale segment sales increased $9.4 million, or 2.0%, in the first two quarters of fiscal 2015 to $481.0 million from $471.7 million in the first two quarters of fiscal 2014. This increase was primarily due to a 3.5% increase in the average price per unit, partially offset by a 1.5% decrease in the number of units shipped, compared to the first two quarters of fiscal 2014.

CARTER’S RETAIL SALES (U.S.)

Carter’s retail segment sales increased $13.3 million, or 5.7%, in the second quarter of fiscal 2015 to $247.0 million from $233.7 million in the second quarter of fiscal 2014. This increase in sales reflected a/an:

•	Increase of $17.2 million from new store openings;

•	Increase of $8.1 million from eCommerce;

•	Decrease of $10.6 million in comparable store sales; and

•	Decrease of $1.6 million related to store closings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Carter's retail segment sales increased $40.7 million, or 8.8%, in the first two quarters of fiscal 2015 to $504.7 million from $464.0 million in the first two quarters of fiscal 2014. This increase in sales reflected a/an:

•	Increase of $35.7 million from new store openings;

•	Increase of $14.7 million from eCommerce;

•	Decrease of $6.8 million in comparable store sales; and

•	Decrease of $3.1 million related to store closings.

OSHKOSH RETAIL SALES (U.S.)

OshKosh retail segment sales increased $5.9 million, or 8.8%, in the second quarter of fiscal 2015 to $73.5 million from $67.5 million in the second quarter of fiscal 2014. This increase in sales reflected a/an:

•	Increase of $6.0 million from new store openings;

•	Increase of $3.1 million from eCommerce;

•	Decrease of $1.8 million in comparable store sales; and

•	Decrease of $1.5 million related to store closings.

OshKosh retail segment sales increased $15.4 million, or 11.8%, in the first two quarters of fiscal 2015 to $146.5 million from $131.1 million in the first two quarters of fiscal 2014. This increase in sales reflected a/an:

•	Increase of $11.1 million from new store openings;

•	Increase of $6.3 million from eCommerce;

•	Increase of $0.5 million in comparable store sales; and

•	Decrease of $2.6 million related to store closings.

OSHKOSH WHOLESALE SALES

OshKosh wholesale segment sales increased $2.7 million, or 22.8%, in the second quarter of fiscal 2015 to $14.3 million from $11.6 million in the second quarter of fiscal 2014. This increase was primarily the result of an increase of 22.7% and 0.1% in the number of units shipped and in the average price per unit, respectively, compared to the second quarter of fiscal 2014.

OshKosh wholesale segment sales increased $3.1 million, or 11.5%, in the first two quarters of fiscal 2015 to $30.4 million from 27.2 million in the first two quarters of fiscal 2014. This increase was primarily the result of an increase of 8.6% and 2.8% in the number of units shipped and in the average price per unit, respectively, compared to the first two quarters of fiscal 2014.

INTERNATIONAL SALES

International segment sales increased $5.1 million, or 8.4%, in the second quarter of fiscal 2015 to $66.3 million from $61.2 million in the second quarter of fiscal 2014. Unfavorable currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, negatively impacted International segment net sales by approximately $5.6 million, or 9.1%, in the second quarter of fiscal 2015 compared to the second quarter of 2014.

The $5.1 million increase in sales reflected a/an:

•	Increase of $4.3 million from wholesale sales to locations other than Canada;

•	Increase of $1.9 million from eCommerce primarily due to the launch of our Canadian website;

•	Increase of $1.1 million in our Canadian retail stores; and

•	Decrease of $2.1 million in our Canadian wholesale business primarily due to the Target Canada bankruptcy.

International segment sales increased $3.2 million, or 2.5%, in the first two quarters of fiscal 2015 to $134.9 million from $131.7 million in the first two quarters of fiscal 2014. Unfavorable currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, negatively impacted International segment net sales by approximately $11.1 million, or 8.5%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The $3.2 million increase in sales reflected a/an:

•	Increase of $5.3 million in our Canadian retail stores;

•	Increase of $3.9 million from eCommerce primarily due to the launch of our Canadian website;

•	Increase of $3.8 million from wholesale sales to locations other than Canada;

•	Decrease of $5.5 million in our Canadian wholesale business primarily due to the Target Canada bankruptcy; and

•	Decrease of $4.4 million related to the 2014 exit of retail operations in Japan.

For the second quarter and first two quarters of fiscal 2015, the increases in sales in our Canadian retail stores reflected a 0.2% increase and a 3.3% increase, respectively, in comparable store sales compared to the corresponding periods in fiscal 2014. These comparable sales growth percentages are based on adjusted 2014 periods that have been aligned to correspond to the comparable 2015 fiscal periods (April 5 to July 4 for the second quarter of each year and January 4 to July 4 for the first two quarters of each year).

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased slightly from 42.8% in the second quarter of fiscal 2014 to 42.9% in the second quarter of fiscal 2015. Our consolidated gross profit increased $17.4 million, or 7.1%, to $262.9 million in the second quarter of fiscal 2015 from $245.5 million in the second quarter of fiscal 2014, primarily due to increased sales.

Our consolidated gross margin increased from 41.4% in the first two quarters of fiscal 2014 to 42.2% in the first two quarters of fiscal 2015 primarily due to favorable sales mix. Our consolidated gross profit increased $39.7 million, or 7.8%, to $546.9 million in the first two quarters of fiscal 2015 from $507.2 million in the first two quarters of fiscal 2014, primarily due to increased sales.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other companies that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Consolidated SG&A expenses in the second quarter of fiscal 2015 increased $3.0 million, or 1.4%, to $209.3 million from $206.3 million in the second quarter of fiscal 2014. As a percentage of net sales, SG&A expenses decreased from 35.9% in the second quarter of fiscal 2014 to 34.2% in the second quarter of fiscal 2015.

The decrease in SG&A expenses, as a percentage of net sales, in the second quarter of fiscal 2015 reflected:

•	$5.5 million in lower costs associated with our office consolidation;

•	$3.5 million in reduced amortization for the H.W. Carter & Sons trademark;

•	$0.8 million in lower costs related to human resources and benefits;

•	$0.7 million in lower provisions for accounts receivable; and

•	$0.4 million in lower costs for fulfillment and distribution;

which were partially offset by:

•	$8.3 million increase in costs related to retail store operations, primarily due to new stores;

•	$1.4 million increase in accretion and revaluation related to the contingent consideration for the 2011 acquisition of Bonnie Togs in Canada; and

•	$1.0 million increase in costs related to marketing and other for brand management.

Consolidated SG&A expenses in the first two quarters of fiscal 2015 increased $4.1 million, or 1.0%, to $420.5 million from $416.4 million in the first two quarters of fiscal 2014. As a percentage of net sales, SG&A expenses decreased from 34.0% in the first two quarters of fiscal 2014 to 32.4% in the first two quarters of fiscal 2015.

The decrease in SG&A expenses, as a percentage of net sales, in the first two quarters of fiscal 2015 reflected:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$8.1 million in lower costs associated with our office consolidation;

•	$7.5 million in reduced amortization for the H.W. Carter & Sons trademark;

•	$3.4 million in lower provisions for accounts receivable;

•	$1.5 million in lower costs for legal services; and

•	$0.7 million in lower costs for fulfillment and distribution;

which were partially offset by:

•	$14.8 million increase in costs related to retail store operations, primarily due to new stores;

•	$2.6 million increase in costs related to marketing; and

•	$1.4 million increase in accretion and revaluation related to the contingent consideration for the 2011 acquisition of Bonnie Togs in Canada.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the second quarter and first two quarters of fiscal 2015 was approximately $8.4 million and $20.0 million, respectively. This reflects an increase of $0.2 million, or 2.1%, and $1.9 million, or 10.5%, respectively, from the $8.2 million and $18.1 million in the second quarter and first two quarters of fiscal 2014. The increases in the fiscal 2015 periods reflected growth in both our domestic Carter's and OshKosh licensed revenues along with timing of favorable settlements with our licensees.

OPERATING INCOME

Consolidated operating income increased $14.6 million, or 30.8%, to $62.0 million in the second quarter of fiscal 2015 from $47.3 million in the second quarter of fiscal 2014. Consolidated operating income increased $37.6 million, or 34.5%, to $146.5 million in the first two quarters of fiscal 2015 from $108.9 million in the first two quarters of fiscal 2014. The table below summarizes the changes in each of our segments' operating results for the fiscal periods indicated:

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for second quarter of fiscal 2014	$30,860	$40,179	$859	$(1,694)	$7,107	$(29,964)	$47,347
Increase (decrease):
Gross profit	8,104	3,911	1,890	2,193	1,700	(380)	17,418
Royalty income	(17)	54	92	(13)	52	—	168
SG&A expenses	(1,260)	5,813	592	2,301	2,623	(7,088)	2,981
Operating income (loss) for second quarter of fiscal 2015	$40,207	$38,331	$2,249	$(1,815)	$6,236	$(23,256)	$61,952
	(a)	(b)	(c)	(d)	(e)	(f)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for the first two quarters of fiscal 2014	$77,727	$83,158	$2,885	$(6,183)	$11,143	$(59,852)	$108,878
Increase (decrease):
Gross profit	13,783	16,109	2,230	6,738	1,645	(760)	39,745
Royalty income	467	364	590	106	376	—	1,903
SG&A expenses	(6,161)	16,807	477	3,436	417	(10,907)	4,069
Operating income (loss) for the first two quarters of fiscal 2015	$98,138	$82,824	$5,228	$(2,775)	$12,747	$(49,705)	$146,457
	(aa)	(bb)	(cc)	(dd)	(ee)	(ff)

(a) Carter's wholesale segment operating income in the second quarter of fiscal 2015 increased $9.3 million, or 30.3%, to $40.2 million from $30.9 million in the second quarter of fiscal 2014. The segment's operating margin increased from 15.4% in the second quarter of fiscal 2014 to 19.0% in the second quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $8.1 million primarily due to higher net sales, as previously discussed, and lower provisions for inventory; and

•	Decrease in SG&A expenses of $1.3 million.

(aa) Carter's wholesale segment operating income in the first two quarters of fiscal 2015 increased $20.4 million, or 26.3%, to $98.1 million from $77.7 million in the first two quarters of fiscal 2014. The segment's operating margin increased from 16.5% in the first two quarters of fiscal 2014 to 20.4% in the first two quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $13.8 million primarily due to higher net sales, as previously discussed;

•	Increase in royalty income of $0.5 million; and

•	Decrease in SG&A expenses of $6.2 million driven primarily by decreases in provisions for accounts receivable and lower distribution and freight costs.

(b) Carter's retail segment operating income decreased by $1.8 million, or 4.6%, to $38.3 million in the second quarter of fiscal 2015 from $40.2 million in the second quarter of fiscal 2014. This segment's operating margin decreased from 17.2% in the second quarter of fiscal 2014 to 15.5% in the second quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $3.9 million primarily due to higher sales, as previously discussed; and

•	Increase of $5.8 million in SG&A expenses due mainly to costs for new retail stores in 2015.

(bb) Carter's retail segment operating income decreased by $0.3 million, or 0.4%, to $82.8 million in the first two quarters of fiscal 2015 from $83.2 million in the first two quarters of fiscal 2014. This segment's operating margin decreased from 17.9% in the first two quarters of fiscal 2014 to 16.4% in the first two quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $16.1 million primarily due to higher sales, as previously discussed;

•	Increase in royalty income of $0.4 million; and

•	Increase of $16.8 million in SG&A expenses due mainly to costs for new retail stores in 2015, and higher distribution and freight costs.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(c) OshKosh wholesale segment operating income increased by $1.4 million, or 161.7%, to $2.2 million in the second quarter of fiscal 2015 from $0.9 million in the second quarter of fiscal 2014. This segment's operating margin increased from 7.4% in the second quarter of fiscal 2014 to 15.7% in the second quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $1.9 million primarily due to higher sales, as previously discussed, as well as lower product costs and lower provisions for inventory;

•	Increase in royalty income of $0.1 million; and

•	Increase of $0.6 million in SG&A expenses.

(cc) OshKosh wholesale segment operating income increased by $2.3 million, or 81.2%, to $5.2 million in the first two quarters of fiscal 2015 from $2.9 million in the first two quarters of fiscal 2014. This segment's operating margin increased from 10.6% in the first two quarters of fiscal 2014 to 17.2% in the first two quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $2.2 million primarily due to higher sales, as previously discussed;

•	Increase in royalty income of $0.6 million; and

•	Increase of $0.5 million in SG&A expenses.

(d) OshKosh retail segment operating loss increased slightly from a $1.7 million loss in the second quarter of fiscal 2014 to a $1.8 million loss in the second quarter of fiscal 2015. The segment's operating margin was (2.5)% for both the second quarters of fiscal 2015 and fiscal 2014. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $2.2 million due primarily to higher sales, as previously discussed; and

•	Increase in SG&A expenses of $2.3 million due mainly to costs for new retail stores in 2015.

(dd) OshKosh retail segment operating loss improved by $3.4 million, or 55.1%, from a $6.2 million loss in the first two quarters of fiscal 2014 to a $2.8 million loss in the first two quarters of fiscal 2015. The segment's operating margin improved from (4.7)% in the first two quarters of fiscal 2014 to (1.9)% in the first two quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $6.7 million due primarily to higher sales, as previously discussed; and

•	Increase in SG&A expenses of $3.4 million due mainly to costs for new retail stores in 2015.

(e) International segment operating income decreased by $0.9 million, or 12.3%, to $6.2 million in the second quarter of fiscal 2015 from $7.1 million in the second quarter of 2014. This segment's operating margin decreased from 11.6% in the second quarter of fiscal 2014 to 9.4% in the second quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $1.7 million due primarily to higher sales, as previously discussed; and

•
Increase of $2.6 million in SG&A expenses primarily due to costs for new retail stores in Canada, the launch of China eCommerce, and accretion and revaluation for the contingent consideration associated with the 2011 acquisition of Bonnie Togs in Canada.

(ee) International segment operating income increased by $1.6 million, or 14.4%, to $12.7 million in the first two quarters of fiscal 2015 from $11.1 million in the first two quarters of fiscal 2014 . The segment's operating margin increased from 8.5% in the first two quarters of fiscal 2014 to 9.4% in the first two quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of an:

•	Increase in gross profit of $1.6 million due primarily to higher sales, as previously discussed;

•	Increase of royalty income of $0.4 million; and

•
Increase of $0.4 million in SG&A expenses primarily due to accretion and revaluation of contingent consideration for the 2011 acquisition of Bonnie Togs in Canada, additional 2015 expenses associated with new

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

retail stores in Canada and the launch of China eCommerce, partially offset by lack of expenses in 2015 associated with the exit from our former Japan retail operations.

(f) Corporate operating expenses decreased by $6.7 million, or 22.4%, in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Corporate expenses as a percentage of consolidated net sales decreased from 5.2% in the second quarter of fiscal 2014 to 3.8% in the second quarter of fiscal 2015. The decrease in operating expenses primarily reflected a/an:

•	Decrease of $4.6 million in expenses related to the office consolidation;

•	Decrease of $3.5 million in amortization expense for the H.W. Carter & Sons tradename; and

•	Increase of $1.8 million in expenses related to information technology.

(ff) Corporate operating expenses decreased by $10.1 million, or 17.0%, in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014. Corporate operating expenses as a percentage of net sales decreased from 4.9% in the first two quarters of fiscal 2014 to 3.8% in the first two quarters of fiscal 2015. The decrease in operating expenses primarily reflected a/an:

•	Decrease of $7.5 million in amortization expense for the H.W. Carter & Sons tradename;

•	Decrease of $6.6 million in expenses related to the office consolidation;

•	Increase of $2.3 million in expenses related to information technology; and

•	Increase of $1.5 million in expenses related to insurance and other employee benefits.

INTEREST EXPENSE

Interest expense in the second quarter of fiscal 2015 and 2014 was approximately $6.9 million in each quarter. Weighted-average borrowings for the second quarter of fiscal 2015 were approximately $586.7 million with an effective interest rate of 4.53%, compared to weighted-average borrowings for the second quarter of fiscal 2014 of $586.0 million with an effective interest rate of 4.65%.

Interest expense in the first two quarters of fiscal 2015 and 2014 was approximately $13.6 million and $13.8 million, respectively. Weighted-average borrowings for the first two quarters of fiscal 2015 were approximately $586.4 million with an effective interest rate of 4.59%, compared to weighted-average borrowings for the first two quarters of fiscal 2014 of approximately $586.0 million with an effective interest rate of 4.65%.

The decline in the effective interest rates for both fiscal 2015 periods was due to lower variable interest rates associated with our revolving line of credit compared to the prior year periods. Effective interest rates as calculated include the effect of the amortization of debt issuance costs.

OTHER INCOME

For the second quarter of fiscal 2015, other income included a gain of $1.9 million related to foreign currency hedges. No amounts were reflected in other comprehensive income, as we do not apply hedge accounting treatment.

INCOME TAXES

Our consolidated effective income tax rate for the second quarter of fiscal 2015 was 36.7% compared to 36.5% for the second quarter of fiscal 2014. Our consolidated effective income tax rate for the first two quarters of fiscal 2015 was 35.4% compared to 36.6% for the first two quarters of fiscal 2014. The decreases in the effective rate for year-to-date period of fiscal 2015 compared to the corresponding year-to-date period in fiscal 2014 was primarily due to favorable settlements of federal and state tax audits for 2011, 2012 and 2013 during the first quarter of fiscal 2015. For the full fiscal year 2015, we expect our consolidated effective income tax rate to be approximately 36.0%.

NET INCOME

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our consolidated net income for the second quarter of fiscal 2015 increased by $10.2 million, or 39.4%, to $36.1 million compared to $25.9 million in the second quarter of fiscal 2014. Consolidated net income in the first two quarters of fiscal 2015 increased by $25.7 million, or 42.7%, to $85.9 million compared to $60.2 million in the first two quarters of fiscal 2014.

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

As of July 4, 2015, the Company had approximately $244.3 million of cash and cash equivalents in major financial institutions, including approximately $19.6 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at July 4, 2015 were $157.1 million compared to $133.9 million at June 28, 2014 and $184.6 million at January 3, 2015. The increase of $23.3 million, or 17.4%, at July 4, 2015 compared to June 28, 2014 reflected higher sales from our wholesale customers along with improved collection of receivable balances in fiscal 2015. Due to the seasonal nature of our operations, the net accounts receivable balance at July 4, 2015 is not comparable to the net accounts receivable balance of $184.6 million at January 3, 2015.

Inventories at July 4, 2015 were $544.3 million compared to $538.2 million at June 28, 2014 and $444.8 million at January 3, 2015. The increase of $6.0 million, or 1.1%, at July 4, 2015 compared to June 28, 2014 primarily reflected business growth, partially offset by supply chain strategy shifts and product cost decreases. Due to the seasonal nature of our operations, the inventories balance at July 4, 2015 is not comparable to the inventories balance of $444.8 million at January 3, 2015.

CASH FLOW

Net cash provided by operating activities for the first two quarters of fiscal 2015 was $27.1 million compared to net cash provided by operating activities of $33.1 million in the first two quarters of fiscal 2014. This decrease in operating cash flow primarily reflected unfavorable movements in net working capital due mainly to accounts receivable and accounts payable, partially offset by higher net income and timing of inventory purchases.

Capital expenditures were $50.3 million in the first two quarters of fiscal 2015 compared to $61.3 million in the first two quarters of fiscal 2014, primarily reflecting expenditures of approximately $30.1 million for our U.S. and international retail store openings and re-modelings, $8.7 million for information technology initiatives, $3.2 million for wholesale fixtures, and $6.1 million for distribution and office facilities.

We plan to invest approximately $130 million in capital expenditures in fiscal 2015, primarily for our U.S. and international retail store openings and remodelings, and information technology.

Net cash used in financing activities was $72.6 million in the first two quarters of fiscal 2015 compared to $50.5 million in the first two quarters of fiscal 2014. This increase primarily reflects increased repurchases of our common stock and increases in withholding taxes for vested restricted shares issued under our employee stock-based compensation plan.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SECURED REVOLVING CREDIT FACILITY

We have a $375.0 million revolving credit facility which provides a U.S. dollar revolving facility of $340.0 million ($175.0 million sub-limit for letters of credit and a swing line sub-limit of $40.0 million) plus a $35.0 million multi-currency revolving facility ($15.0 million sub-limit for letters of credit and a swing line sub-limit of $5.0 million), which is available for borrowings by either TWCC or our Canadian subsidiary, in U.S. dollars, Canadian dollars or other currencies agreed to by the applicable lenders. The revolving credit facility expires August 31, 2017, and we expect to renew this revolving credit facility prior to its expiration.

At July 4, 2015, we had $186.3 million in outstanding borrowings under our revolving credit facility, exclusive of $6.4 million of outstanding letters of credit, leaving approximately $182.3 million available for future borrowings. The $186.3 million in outstanding borrowings at July 4, 2015 included CAD $25.5 million of outstanding borrowings, which translated to approximately $20.3 million based on currency exchange rates at July 4, 2015.

The secured revolving credit facility provides for different pricing options based on, among other things, the currency being borrowed and our leverage. Amounts outstanding under the secured revolving credit facility as of July 4, 2015 were accruing interest at an annual rate of 1.93% (LIBOR rate plus Base Rate) for U.S. dollar borrowings and an annual rate of 2.74% (CDOR rate plus Base Rate) for Canadian dollar borrowings.

As of July 4, 2015, we were in compliance with the financial debt covenants under our secured revolving credit facility.

SENIOR NOTES

As of July 4, 2015, our wholly-owned operating subsidiary TWCC had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

BONNIE TOGS ACQUISITION

As of July 4, 2015, a contingent consideration liability of approximately $9.0 million remained from the Bonnie Togs acquisition and was classified as a current liability.

SHARE REPURCHASES

Open Market Purchases

Pursuant to the previously announced share repurchase authorizations by our Board of Directors, in the first two quarters of fiscal 2015, the Company repurchased and retired 504,225 shares in open market transactions for approximately $48.9 million at an average price of $96.97 per share. In the first two quarters of fiscal 2014, the Company repurchased and retired 499,151 shares in open market transactions for approximately $36.1 million, at an average price of $72.28 per share. The total remaining capacity under the repurchase authorizations as of July 4, 2015 was approximately $136.2 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first and second quarters of fiscal 2015 and 2014, our Company paid quarterly cash dividends of $0.22 and $0.19 per share, respectively. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

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

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans and stock-based compensation arrangements. There have been no material changes in our critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K, except to update the Company's accounting policy for foreign currency hedging activities as disclosed in note 10, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Information related to pending adoption of recently issued accounting standards is provided in Note 16, Recent Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings outstanding as of July 4, 2015 were $186.3 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost by approximately $1.9 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We have the ability to cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 4, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The risks described in Item1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, could materially and adversely affect our business operations and no material changes in the risk factors discussed in that Form 10-K have occurred. The risks and uncertainties described in that Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations. If any of those risks actually occur, our operating results, financial condition and cash flows may be affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the second quarter of fiscal 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 5, 2015 through May 2, 2015	95,900	$93.43	95,900	$162,056,478

May 3, 2015 through May 30, 2015	109,866	$99.95	109,400	$151,122,124

May 31, 2015 through July 4, 2015	141,025	$105.50	141,025	$136,243,452

Total	346,791		346,325

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 466 shares surrendered between April 5, 2015 and July 4, 2015.

(2)
Share purchases during the first quarter of fiscal 2015 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

CARTER’S, INC.

Date : July 29, 2015	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

Date : July 29, 2015	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)