Form 10-Q
period 2015-10-03
CARTERS INC
filed 2015-10-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 23, 2015
Common stock, par value $0.01 per share	51,990,421

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 3, 2015, January 3, 2015, and September 27, 2014	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended October 3, 2015 and September 27, 2014	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended October 3, 2015 and September 27, 2014	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three fiscal quarters ended October 3, 2015	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended October 3, 2015 and September 27, 2014	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4	Controls and Procedures	44

Part II. Other Information

Item 1	Legal Proceedings	45
Item 1A	Risk Factors	45
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3	Defaults upon Senior Securities	47
Item 4	Mine Safety Disclosures	47
Item 5	Other Information	47
Item 6	Exhibits	47

Signatures		48

Certifications

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	October 3, 2015	January 3, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$288,260	$340,638	$133,646
Accounts receivable, net	246,565	184,563	232,478
Finished goods inventories	511,520	444,844	519,416
Prepaid expenses and other current assets	37,260	34,788	31,258
Deferred income taxes	34,895	36,625	38,569
Total current assets	1,118,500	1,041,458	955,367
Property, plant, and equipment, net of accumulated depreciation of $276,230, $245,011, and $245,778	361,305	333,097	332,875
Tradenames and other intangibles, net	311,842	317,297	316,046
Goodwill	176,633	181,975	184,196
Deferred debt issuance costs, net	7,235	6,677	7,043
Other assets	12,525	12,592	11,214
Total assets	$1,988,040	$1,893,096	$1,806,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$173,594	$150,243	$117,329
Other current liabilities	105,199	97,728	100,473
Total current liabilities	278,793	247,971	217,802

Long-term debt	585,278	586,000	586,000
Deferred income taxes	119,499	121,536	113,173
Other long-term liabilities	161,527	150,905	138,185
Total liabilities	$1,145,097	$1,106,412	$1,055,160

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at October 3, 2015, January 3, 2015, and September 27, 2014	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 52,076,784, 52,712,193, and 52,977,519 shares issued and outstanding at October 3, 2015, January 3, 2015 and September 27, 2014, respectively	521	527	530
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(33,480)	(23,037)	(13,627)
Retained earnings	875,902	809,194	764,678
Total stockholders' equity	842,943	786,684	751,581
Total liabilities and stockholders' equity	$1,988,040	$1,893,096	$1,806,741

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$849,806	$798,936	$2,147,335	$2,024,645
Cost of goods sold	502,267	477,730	1,252,849	1,196,237
Gross profit	347,539	321,206	894,486	828,408
Selling, general, and administrative expenses	230,017	221,939	650,496	638,349
Royalty income	(12,699)	(11,190)	(32,688)	(29,276)
Operating income	130,221	110,457	276,678	219,335
Interest expense	6,907	6,843	20,534	20,623
Interest income	(91)	(45)	(385)	(317)
Other (income) expense, net	(622)	1,311	(560)	1,718
Income before income taxes	124,027	102,348	257,089	197,311
Provision for income taxes	44,701	36,462	91,866	71,232
Net income	$79,326	$65,886	$165,223	$126,079

Basic net income per common share	$1.52	$1.24	$3.15	$2.36
Diluted net income per common share	$1.51	$1.23	$3.12	$2.34
Dividend declared and paid per common share	$0.22	$0.19	$0.66	$0.57

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$79,326	$65,886	$165,223	$126,079
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,205)	(3,577)	(10,443)	(3,545)
Comprehensive income	$75,121	$62,309	$154,780	$122,534

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at January 3, 2015	52,712,193	$527	$—	$(23,037)	$809,194	$786,684
Income tax benefit from stock-based compensation	—	—	7,963	—	—	7,963
Exercise of stock options	169,850	2	5,741	—	—	5,743
Withholdings from vesting of restricted stock	(146,467)	(1)	(12,574)	—	—	(12,575)
Restricted stock activity	125,300	1	(1)	—	—	—
Stock-based compensation expense	—	—	12,209	—	—	12,209
Issuance of common stock	10,933	—	1,095	—	—	1,095
Repurchase of common stock	(795,025)	(8)	(14,433)	—	(63,898)	(78,339)
Cash dividends declared and paid	—	—	—	—	(34,617)	(34,617)
Comprehensive income (loss)	—	—		(10,443)	165,223	154,780
Balance at October 3, 2015	52,076,784	$521	$—	$(33,480)	$875,902	$842,943

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$165,223	$126,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,187	42,831
Amortization of tradenames	5,422	14,157
Accretion of contingent consideration	809	900
Amortization of debt issuance costs	1,246	1,144
Non-cash stock-based compensation expense	13,304	13,883
Unrealized foreign currency exchange loss, net	221	—
Income tax benefit from stock-based compensation	(7,963)	(4,356)
Loss on disposal of property, plant, and equipment	80	541
Deferred income taxes	(1,801)	(8,963)
Effect of changes in operating assets and liabilities:
Accounts receivable	(61,108)	(39,133)
Finished goods inventories	(73,724)	(104,143)
Prepaid expenses and other assets	(3,144)	2,373
Accounts payable and other liabilities	63,282	(20,386)
Net cash provided by operating activities	146,034	24,927

Cash flows from investing activities:
Capital expenditures	(76,987)	(83,634)
Proceeds from sale of property, plant, and equipment	66	143
Net cash used in investing activities	(76,921)	(83,491)

Cash flows from financing activities:
Payments of debt issuance costs	(1,495)	(145)
Borrowings under secured revolving credit facility	205,586	—
Payments on secured revolving credit facility	(205,237)	—
Repurchase of common stock	(78,339)	(62,769)
Payment of contingent consideration	(7,572)	(8,901)
Dividends paid	(34,617)	(30,453)
Income tax benefit from stock-based compensation	7,963	4,356
Withholdings from vesting of restricted stock	(12,575)	(4,472)
Proceeds from exercise of stock options	5,743	7,771
Net cash used in financing activities	(120,543)	(94,613)

Effect of exchange rate changes on cash	(948)	277
Net decrease in cash and cash equivalents	(52,378)	(152,900)
Cash and cash equivalents, beginning of period	340,638	286,546
Cash and cash equivalents, end of period	$288,260	$133,646

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “its,” "us" and "our") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of October 3, 2015, the Company operated 577 Carter’s stores in the United States, 232 OshKosh stores in the United States, and 140 stores in Canada.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholder’s equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and three fiscal quarters ended October 3, 2015 are not necessarily indicative of the results that may be expected for the 2015 fiscal year ending January 2, 2016.

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

The Company's fiscal year ends on the Saturday in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. As a result, fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2015, which will end on January 2, 2016, contains 52 weeks. The first, second and third quarters of fiscal 2015 and fiscal 2014 each contained 13 weeks.

Unless otherwise noted, "three quarters of fiscal 2015" refers to the first three fiscal quarters of fiscal 2015 covering the period January 4, 2015 through October 3, 2015, and "three quarters of 2014" refers to the first three fiscal quarters of fiscal 2014 covering the period December 29, 2013 through September 27, 2014.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components, net of applicable income taxes, of accumulated other comprehensive (loss) consisted of the following:

(dollars in thousands)	October 3, 2015	January 3, 2015	September 27, 2014
Cumulative foreign currency translation adjustments	$(25,840)	$(15,397)	$(11,097)
Pension and post-retirement liability adjustments	(7,640)	(7,640)	(2,530)
Total accumulated other comprehensive loss	$(33,480)	$(23,037)	$(13,627)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in accumulated other comprehensive loss for the third quarter and three quarters of fiscal 2015 consisted of additional losses for foreign currency translation adjustments of approximately $4.2 million and $10.4 million, respectively. Changes consisted of loss for foreign currency translation adjustments of approximately $3.6 million and $3.5 million for the third quarter and three quarters of fiscal 2014, respectively. During the first, second and third quarters of both fiscal 2015 and fiscal 2014, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets were as follows:

		October 3, 2015			January 3, 2015
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	40,063	—	40,063	45,405	—	45,405
Total goodwill		$176,633	$—	$176,633	$181,975	$—	$181,975

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	2-20 years	42,012	35,903	6,109	42,073	30,541	11,532
Total tradenames		347,745	35,903	311,842	347,806	30,541	317,265
Non-compete agreements	4 years	208	208	—	257	225	32
Total tradenames and other intangibles, net		$347,953	$36,111	$311,842	$348,063	$30,766	$317,297

		September 27, 2014
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	47,626	—	47,626
Total goodwill		$184,196	$—	$184,196

Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	2-3 years	38,548	28,286	10,262
Total tradenames		344,281	28,286	315,995
Non-compete agreements	4 years	270	219	51
Total tradenames and other intangibles, net		$344,551	$28,505	$316,046
`

The change in the carrying value of the Bonnie Togs goodwill during fiscal 2015 was due solely to changes in foreign currency exchange rates between the Canadian and U.S. dollars that were used for translation in preparing the Company's consolidated financial statements.

The Company recorded approximately $1.0 million and $5.4 million in amortization expense for the fiscal quarter and three fiscal quarters ended October 3, 2015, respectively, and approximately $2.3 million and $14.2 million in amortization expense for the fiscal quarter and three fiscal quarters ended September 27, 2014, respectively. At October 3, 2015, the estimated future amortization expense for these assets is approximately $1.0 million for the remainder of fiscal 2015, $1.9 million for fiscal 2016, $0.2 million for each fiscal year 2017, 2018 and 2019, and $2.7 million thereafter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares of the Company's stock in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of fiscal 2013, the Board approved an additional $400 million share repurchase authorization. The total remaining capacity under the repurchase authorizations as of October 3, 2015 was approximately $106.8 million, based on settled repurchase transactions. The authorizations have no expiration date.

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Number of shares repurchased	290,800	367,948	795,025	867,099
Aggregate cost of shares repurchased - in millions $	$29.4	$26.7	$78.3	$62.8
Average price per share	$101.26	$72.54	$98.54	$72.39

Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

Accelerated Stock Repurchase Program

On August 29, 2013, the Company entered into two fixed-dollar accelerated stock repurchase agreements (the "ASR agreements") totaling $400 million. The ASR agreements were settled in January 2014. As of the date of settlement, the Company had received a total of approximately 5.6 million shares, of which one million shares were received in January 2014. All shares received under the ASR agreements were retired upon receipt.

DIVIDENDS

During the third quarter of fiscal 2015 and fiscal 2014, the Company paid cash dividends per share of $0.22 and $0.19, respectively. During the three quarters of fiscal 2015 and fiscal 2014, the Company paid cash dividends per share of $0.66 and $0.57, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors including the Company's future financial performance and other investment priorities.

Provisions in the The William Carter Company's ("TWCC") indenture governing its senior notes and in TWCC's amended secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock. Provisions related to the indenture governing the senior notes are described in the Company's Annual Report on Form 10-K for the 2014 fiscal year ended January 3, 2015. The Company's secured revolving credit facility was amended in September 2015 as described in the following note to these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	October 3, 2015	January 3, 2015	September 27, 2014
Senior notes	$400,000	$400,000	$400,000
Secured revolving credit facility	185,278	186,000	186,000
Total long-term debt	$585,278	$586,000	$586,000

Amended and Restated Credit Facility

On September 16, 2015, the Company and a syndicate of lenders amended and restated the secured revolving credit facility (the "amended revolving credit facility") to, among other things: (i) refinance the Company's existing credit facility in order to achieve better pricing terms, and (ii) provide additional liquidity to be used for ongoing working capital purposes and for general corporate purposes. The aggregate principal amount of the amended revolving credit facility was increased from $375 million to $500 million to provide for (i) a $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings by TWCC and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million), available for borrowing by TWCC and certain other subsidiaries of TWCC, in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders.

The Company's consolidated statement of cash flows shows the following gross sources and uses of financing cash flows related to the Company's revolving credit facility during fiscal 2015. In the first quarter, the Company replaced $20.0 million of outstanding borrowings under the then-existing amended revolving credit facility with CAD 25.5 million of borrowings, which approximated $20.3 million. Additionally, because of a change in the lead administrative agent and certain changes in commitment amounts among the lenders in the syndication, the third quarter amendment to the Company's secured revolving credit facility led to the repayment and simultaneous re-borrowing of the then-outstanding balance on the secured revolving credit agreement of approximately $185.2 million.

In connection with the amendment, the Company incurred approximately $1.7 million in debt issuance costs during the third quarter of fiscal 2015, of which approximately $1.5 million was paid during the third fiscal quarter of 2015. These newly-incurred debt issuance costs, together with certain existing unamortized debt issuance costs, are being amortized over the remaining term of the amended revolving credit facility (five years). The amended revolving credit facility matures September 16, 2020.

As of October 3, 2015, the interest rate margins applicable to the amended revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of October 3, 2015, the Company had approximately $185.3 million in outstanding borrowings under its amended revolving credit facility, exclusive of $9.9 million of outstanding letters of credit. As of October 3, 2015, there was approximately $304.9 million available for future borrowing.

As of October 3, 2015, U.S. dollar borrowings outstanding under the amended revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was equal to 1.58% on that date, and Canadian dollar borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was equal to 2.14% on that date.

Subject to certain customary exceptions, the amended revolving credit facility contains covenants that restrict the Company's ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.

The amended revolving credit facility also contains affirmative financial covenants. Specifically, the Company will not (i) permit at the end of any four consecutive fiscal quarters the Lease Adjusted Leverage Ratio (defined as, with certain adjustments, the ratio of the Company's consolidated indebtedness plus six times rent expense, as defined, to consolidated net income before interest, taxes, depreciation, amortization, and rent expense ("EBITDAR")) to exceed 4.00:1.00 (provided, however, that if any "Material

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition" shall occur and the Lease Adjusted Leverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition shall be less than 4.00:1.00, then the maximum Lease Adjusted Leverage Ratio may be increased to 4.50:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition shall occur) or (ii) permit at the end of any four consecutive fiscal quarters the Consolidated Fixed Charge Coverage Ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.25:1.00 (provided, however, that if any Material Acquisition shall occur and the Consolidated Fixed Charge Coverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition shall be at least 2.25:1.00, then the minimum Consolidated Fixed Charge Coverage Ratio may be decreased to 2.00:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition shall occur).

The amended revolving credit facility also provides that certain covenants fall away and that the liens over the collateral securing each of the Company and certain subsidiaries' collective obligations are released following, among other things, the achievement of, and during the maintenance of, investment grade ratings by Moody's Investor Services, Inc. and Standard & Poor's Ratings Services.

The amended revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount available to the Company not to exceed $200 million and the aggregate multicurrency amount available not to exceed $50 million).

As of October 3, 2015, the Company was in compliance with the financial and other covenants under the amended revolving credit facility.

Senior Notes

As of October 3, 2015, TWCC, a 100% owned subsidiary of Carter's, Inc., had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation cost as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Stock options	$1,015	$1,039	$3,359	$3,498
Restricted stock:
Time-based awards	1,599	1,576	5,294	5,215
Performance-based awards	1,130	1,439	3,556	4,089
Stock awards	—	—	1,095	1,081
Total	$3,744	$4,054	$13,304	$13,883

All stock-based compensation expense was reflected as a component of selling, general, and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest cost	$623	$622	$1,869	$1,866
Expected return on plan assets	(785)	(798)	(2,355)	(2,394)
Recognized actuarial loss	161	21	483	63
Net periodic pension (benefit) cost	$(1)	$(155)	$(3)	$(465)

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Service cost – benefits attributed to service during the period	$32	$28	$96	$84
Interest cost on accumulated post-retirement benefit obligation	45	57	135	171
Amortization net actuarial gain	(48)	(52)	(144)	(156)
Curtailment gain	—	(22)	—	(66)
Total net periodic post-retirement benefit cost	$29	$11	$87	$33

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

As of October 3, 2015, the Company had gross unrecognized income tax benefits of approximately $9.6 million, of which $6.6 million, if ultimately recognized, may affect the Company’s effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at October 3, 2015 are approximately $1.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2015 or fiscal 2016 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and three fiscal quarters ended October 3, 2015 and September 27, 2014, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.9 million, $0.9 million, and $0.9 million of interest accrued on uncertain tax positions as of October 3, 2015, January 3, 2015, and September 27, 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – FAIR VALUE MEASUREMENTS

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities owned by the Company are included in other assets on the Company's consolidated balance sheet. The Company had approximately $7.5 million, $7.6 million, and $6.9 million of such Level 1 investments as of October 3, 2015, January 3, 2015, and September 27, 2014, respectively.

Losses on the investments in marketable securities were $0.4 million for the fiscal third quarter and $0.1 million for the three fiscal quarters ended October 3, 2015. These amounts are included in Other (income) expense, net on the Company's consolidated statement of operations. Gains on the investments in marketable securities were not material for the fiscal quarter and three fiscal quarters ended September 27, 2014.

FOREIGN CURRENCY CONTRACTS

As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, the Company's Canadian subsidiary may use currency contracts to hedge purchases that are made in U.S. dollars, primarily for inventory. As part of this hedging strategy, the Company uses foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period. As currently designed, the Company's contracts are not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts are recorded in Other (income) expense, net in the Company's consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars), classified as Level 2 within the fair value hierarchy, and included in other current assets or other current liabilities on the Company's consolidated balance sheet. On the consolidated statement of cash flows, it is the Company's policy to include all activity, including cash settlement of the contracts, as a component of cash flows from operations.

At October 3, 2015, the fair values of the open contracts approximated $1.5 million and are included in the Company's consolidated balance sheet within prepaid expenses and other current assets and the notional value was approximately $60.0 million.

During the three quarters of fiscal 2015, the Company recorded unrealized gains of approximately $1.5 million related to the mark-to-market adjustments. Such amounts were not material during the third quarter of fiscal 2015.

The Company recorded realized gains of approximately $1.6 million and $1.9 million for contracts settled during the third quarter of fiscal 2015 and the three quarters of fiscal 2015, respectively. These amounts are included in Other (income) expense, net on the Company's consolidated statement of operations. The Company did not apply hedge accounting treatment on any of these foreign currency contracts.

During the first quarter of fiscal 2015 and in fiscal 2014, the Company did not utilize foreign exchange contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability related to the Company's 2011 acquisition of Bonnie Togs:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Balance at the beginning of period	$9,022	$16,848	$7,711	$16,348
Payments made	(8,568)	(8,901)	(8,568)	(8,901)
Accretion	—	444	809	900
Foreign currency translation adjustment	(454)	(762)	(1,029)	(718)
Final contingent adjustment	—	—	1,077	—
Balance at the end of period	$—	$7,629	$—	$7,629

The final payment under the earn-out obligation was paid during the third quarter of fiscal 2015, and at October 3, 2015, there was no remaining liability. For this final payment that approximated $8.6 million, approximately $7.6 million is reported in the Company's consolidated statement of cash flows as a financing activity and the remaining portion, which represents the contingency adjustment recognized in the second quarter of fiscal 2015, is reported as an operating activity.

In prior periods, the Company determined the fair value (Level 3 in the fair value hierarchy) of the contingent consideration based upon a probability-weighted discounted cash flow analysis that reflected a high probability that the earnings targets would be met, and a discount rate of 18%.

BORROWINGS

As of October 3, 2015, the fair value of the Company's $185.3 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at October 3, 2015 was approximately $408.0 million. The fair value of these senior notes with a notional value and carrying value of $400 million was estimated by obtaining market quotes given the trade levels of other bonds of the same general issuer type and market-perceived credit quality, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	51,740,523	52,356,122	51,960,041	52,788,217
Dilutive effect of equity awards	507,815	470,842	512,861	476,893
Diluted number of common and common equivalent shares outstanding	52,248,338	52,826,964	52,472,902	53,265,110

Basic net income per common share (in thousands, except per share data):
Net income	$79,326	$65,886	$165,223	$126,079
Income allocated to participating securities	(675)	(887)	(1,557)	(1,706)
Net income available to common shareholders	$78,651	$64,999	$163,666	$124,373

Basic net income per common share	$1.52	$1.24	$3.15	$2.36

Diluted net income per common share (in thousands, except per share data):
Net income	$79,326	$65,886	$165,223	$126,079
Income allocated to participating securities	(669)	(880)	(1,545)	(1,695)
Net income available to common shareholders	$78,657	$65,006	$163,678	$124,384

Diluted net income per common share	$1.51	$1.23	$3.12	$2.34

Anti-dilutive shares excluded from dilutive earnings per share computation	177,300	234,700	180,000	265,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities consisted of the following:

(dollars in thousands)	October 3, 2015	January 3, 2015	September 27, 2014
Accrued bonuses and incentive compensation	$12,574	$18,875	$11,793
Contingent consideration	—	7,711	7,629
Income taxes payable	25,902	692	19,609
Accrued workers' compensation	1,840	2,662	2,853
Accrued interest	2,771	8,106	2,746
Accrued sales and use taxes	7,421	5,318	8,037
Accrued salaries and wages	9,615	3,576	2,968
Accrued gift certificates	9,356	10,100	8,863
Accrued employee benefits	10,102	17,132	11,481
Accrued and deferred rent	12,286	11,879	10,981
Other current liabilities	13,332	11,677	13,513
Total	$105,199	$97,728	$100,473

Other long-term liabilities consisted of the following:

(dollars in thousands)	October 3, 2015	January 3, 2015	September 27, 2014
Deferred lease incentives	$70,778	$67,205	$65,731
Accrued and deferred rent	47,554	40,656	38,812
Accrued workers' compensation	6,016	4,717	4,270
OshKosh pension plan	11,029	11,031	3,303
Unrecognized tax benefits	10,540	12,230	12,928
Post-retirement life and medical plan	4,731	4,731	5,458
Deferred compensation	8,932	8,388	7,578
Other	1,947	1,947	105
Total	$161,527	$150,905	$138,185

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENT INFORMATION

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	October 3, 2015	% of Total Net Sales	September 27, 2014	% of Total Net Sales	October 3, 2015	% of Total Net Sales	September 27, 2014	% of Total Net Sales
Net sales:
Carter’s Wholesale	$343,555	40.4%	$309,772	38.8%	$824,600	38.4%	$781,460	38.6%
Carter’s Retail (a)	294,928	34.7%	281,455	35.2%	799,635	37.2%	745,473	36.8%
Total Carter’s (U.S.)	638,483	75.1%	591,227	74.0%	1,624,235	75.6%	1,526,933	75.4%
OshKosh Retail (a)	98,292	11.6%	91,427	11.4%	244,787	11.4%	222,500	11.0%
OshKosh Wholesale	18,794	2.2%	25,107	3.1%	49,151	2.3%	52,342	2.6%
Total OshKosh (U.S.)	117,086	13.8%	116,534	14.5%	293,938	13.7%	274,842	13.6%
International (b)	94,237	11.1%	91,175	11.5%	229,162	10.7%	222,870	11.0%
Total net sales	$849,806	100.0%	$798,936	100.0%	$2,147,335	100.0%	$2,024,645	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
Carter’s Wholesale	$74,347	21.6%	$55,762	18.0%	$172,485	20.9%	$133,489	17.1%
Carter’s Retail (a)	51,733	17.5%	54,501	19.4%	134,557	16.8%	137,659	18.5%
Total Carter’s (U.S.)	126,080	19.7%	110,263	18.6%	307,042	18.9%	271,148	17.8%
OshKosh Retail (a)	6,171	6.3%	5,300	5.8%	3,396	1.4%	(883)	(0.4)%
OshKosh Wholesale	4,487	23.9%	2,240	8.9%	9,715	19.8%	5,125	9.8%
Total OshKosh (U.S.)	10,658	9.1%	7,540	6.5%	13,111	4.5%	4,242	1.5%
International (b) (c)	18,220	19.3%	15,896	17.4%	30,967	13.5%	27,039	12.1%
Corporate expenses (d) (e)	(24,737)		(23,242)		(74,442)		(83,094)
Total operating income	$130,221	15.3%	$110,457	13.8%	$276,678	12.9%	$219,335	10.8%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company's contingent consideration related to the Company's 2011 acquisition of Bonnie Togs of approximately $1.9 million for the three-fiscal-quarter period ended October 3, 2015, and $0.4 million and $0.9 million for the fiscal quarter and the three-fiscal-quarter period ended September 27, 2014, respectively. Also includes expenses of approximately $0.5 million for the three quarters of fiscal 2014 related to the Company's 2014 exit from Japan retail operations.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)	Includes the following charges:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Closure of distribution facility in Hogansville, GA (1)	$—	$0.2	$—	$0.9
Office consolidation costs	$—	$—	$—	$6.6
Amortization of tradenames	$1.0	$2.3	$5.4	$14.2

(1)	Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia. This facility was sold in December 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 – FACILITY CLOSURES

OFFICE CONSOLIDATION

In 2013 and 2014, the Company consolidated its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from its other offices, into a new headquarters facility in Atlanta, Georgia. During the first and second quarter of fiscal 2014, approximately $2.0 million and $4.6 million of expense, respectively, were incurred related to the office consolidation project and recorded in SG&A expense. No such expenses were incurred during the third quarter of fiscal 2014, or during the three quarters of fiscal 2015. No additional expenses are expected to be incurred in the future.

The following table summarizes the restructuring reserves related to the office consolidation as of October 3, 2015:

(dollars in millions)	Severance	Other closure costs	Total
Balance at January 3, 2015	$0.8	$2.8	$3.6
Payments during fiscal 2015	(0.5)	(0.6)	(1.1)
Balance at October 3, 2015	$0.3	$2.2	$2.5

The severance reserve is included in other current liabilities and other closure costs are included in other short-term liabilities and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. The Company has completed its consolidation efforts.

At September 27, 2014, restructuring reserves were approximately $4.3 million.

JAPAN RETAIL OPERATIONS

In 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts that did not meet the Company's investment objectives. In connection with the plan to exit these operations, during the first two quarters of fiscal 2014 the Company recorded the following approximate amounts in selling, general and administrative expenses: $0.9 million of accelerated depreciation and $0.6 million in severance and other net costs. Also during the first two quarters of fiscal 2014, a recovery of approximately $1.0 million was recorded in cost of goods sold related to a favorable recovery on inventory. No such costs or recoveries were incurred during the third quarter of fiscal 2014. There were no exit costs or recoveries related to the former Japan operations during the three quarters of fiscal 2015, and no additional costs are expected in the future.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2018, including interim periods within that first fiscal year, and early adoption is now permitted for 2017. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting this standard on its consolidated financial position, results of operations, and cash flows. Since the original issuance of ASU 2014-09, the FASB has issued several amendments to this guidance, and additional amendments are currently being considered by the FASB.

Presentation of Debt Issuance Costs for Term Debt
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Upon adoption, ASU 2015-03 will require debt issuance costs associated with outstanding term debt to be presented in the balance sheet as a direct reduction in the carrying value of the associated debt liability, consistent with the current presentation of a debt discount. For fees paid to lenders to secure revolving lines of credit, such fees will continue to be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

presented as a deferred charge (asset) on the balance sheet, as clarified in August 2015 by the FASB's issuance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under current guidance prior to ASU 2015-03, all debt issuance costs, for both term debt and revolving lines of credit, are presented in the balance sheet as a deferred charge (asset). ASU 2015-03 is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. Upon adoption, ASU 2015-03 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Since ASU 2015-03 involves balance sheet presentation only, its adoption will not have any impact on the Company's results of operations, financial condition, or cash flows.

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations
In April 2015, the FASB issued Accounting Standard Update 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04"). Upon adoption, ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. ASU 2015-04 will be effective for interim and fiscal periods beginning after December 15, 2015; prospective application is required and early adoption is permitted. The Company plans to adopt ASU 2015-04 at the beginning of fiscal 2016 and the Company does not expect the adoption to have a material impact on the Company's benefit plans or the Company's results of operations, financial condition, or cash flows.

Simplified Subsequent Measurement of Inventory
In July 2015, the FASB issue Accounting Standard Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). Upon adoption by an entity, ASU 2015-11 will simplify the subsequent measurement of inventory by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The new guidance applies only to inventories for which cost is determined by methods other than last-in-first-out (LIFO) and the retail inventory method. For inventory within the scope of ASU 2015-11, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by current guidance ("market," "subject to a floor," and a "ceiling"). When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), entities will recognize the difference as a loss in earnings in the period in which it occurs. ASU 2015-11 is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. At this time, the Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial condition, results of operations, or cash flows.

NOTE 17 – GUARANTOR UNAUDITED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of its wholly-owned subsidiary, The William Carter Company ("TWCC" or the “Subsidiary Issuer”), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the “Parent”), by each of the Parent's current domestic subsidiaries (other than TWCC), and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s amended revolving credit facility or certain other debt of the Company or the subsidiary guarantors. Under specific customary conditions, the guarantees are not full and unconditional because subsidiary guarantors can be released and relieved of their obligations under customary circumstances contained in the indenture governing the senior notes. These circumstances include among others the following, so long as other applicable provisions of the indentures are adhered to: any sale or other disposition of all or substantially all of the assets of any subsidiary guarantor, any sale or other disposition of capital stock of any subsidiary guarantor, or designation of any restricted subsidiary that is a subsidiary guarantor as an unrestricted subsidiary.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

income (loss), and cash flows, had the Parent, Subsidiary Issuer, guarantor or non-guarantor subsidiaries operated as independent entities.
Intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Company has accounted for investments in subsidiaries under the equity method. The guarantor subsidiaries are 100% owned directly or indirectly by the Parent and, except as noted above, all guarantees are joint, several and unconditional.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)
As of October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$232,568	$17,434	$38,258	$—	$288,260
Accounts receivable, net	—	208,369	29,210	8,986	—	246,565
Intercompany receivable	—	87,419	100,357	3,675	(191,451)	—
Intercompany loan receivable	—	15,000	—	—	(15,000)	—
Finished goods inventories	—	278,793	216,270	50,553	(34,096)	511,520
Prepaid expenses and other current assets	—	18,113	14,963	4,184	—	37,260
Deferred income taxes	—	22,739	11,192	964	—	34,895
Total current assets	—	863,001	389,426	106,620	(240,547)	1,118,500
Property, plant, and equipment, net	—	160,579	171,615	29,111	—	361,305
Goodwill	—	136,570	—	40,063	—	176,633
Tradenames and other intangibles, net	—	226,342	85,500	—	—	311,842
Deferred debt issuance costs, net	—	7,235	—	—	—	7,235
Other assets	—	11,358	784	383	—	12,525
Intercompany long-term receivable	—	—	264,618	—	(264,618)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	842,943	614,624	19,118	—	(1,476,685)	—
Total assets	$842,943	$2,119,709	$931,061	$176,177	$(2,081,850)	$1,988,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$100,487	$59,060	$14,047	$—	$173,594
Intercompany payables	—	102,208	85,814	3,429	(191,451)	—
Intercompany loan payable	—	—	—	15,000	(15,000)	—
Other current liabilities	—	57,316	37,905	9,978	—	105,199
Total current liabilities	—	260,011	182,779	42,454	(206,451)	278,793

Long-term debt	—	566,000	—	19,278	—	585,278
Deferred income taxes	—	80,871	38,628	—	—	119,499
Intercompany long-term liability	—	264,618	—	—	(264,618)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	71,170	78,658	11,699	—	161,527
Stockholders' equity	842,943	877,039	530,996	102,746	(1,510,781)	842,943
Total liabilities and stockholders' equity	$842,943	$2,119,709	$931,061	$176,177	$(2,081,850)	$1,988,040

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$311,078	$10,442	$19,118	$—	$340,638
Accounts receivable, net	—	155,192	22,770	6,601	—	184,563
Intercompany receivable	—	58,402	106,137	2,012	(166,551)	—
Intercompany loan receivable	—	20,000	—	—	(20,000)	—
Finished goods inventories	—	240,702	191,953	48,463	(36,274)	444,844
Prepaid expenses and other current assets	—	15,143	13,059	6,586	—	34,788
Deferred income taxes	—	21,308	12,983	2,334	—	36,625
Total current assets	—	821,825	357,344	85,114	(222,825)	1,041,458
Property, plant, and equipment, net	—	158,017	147,076	28,004	—	333,097
Goodwill	—	136,570	—	45,405	—	181,975
Tradenames and other intangibles, net	—	231,765	85,500	32	—	317,297
Deferred debt issuance costs, net	—	6,677	—	—	—	6,677
Other assets	—	11,781	811	—	—	12,592
Intercompany long-term receivable	—	—	274,584	—	(274,584)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	786,684	591,735	9,647	—	(1,388,066)	—
Total assets	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$102,233	$37,869	$10,141	$—	$150,243
Intercompany payables	—	105,940	55,812	4,799	(166,551)	—
Intercompany loan payables	—	—	—	20,000	(20,000)	—
Other current liabilities	—	15,782	67,793	14,153	—	97,728
Total current liabilities	—	223,955	161,474	49,093	(186,551)	247,971

Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	81,406	40,130	—	—	121,536
Intercompany long-term liability	—	274,584	—	—	(274,584)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,467	68,426	13,012	—	150,905
Stockholders' equity	786,684	822,958	504,932	96,450	(1,424,340)	786,684
Total liabilities and stockholders' equity	$786,684	$2,058,370	$874,962	$158,555	$(1,985,475)	$1,893,096

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$106,699	$5,708	$21,239	$—	$133,646
Accounts receivable, net	—	198,339	25,988	8,151	—	232,478
Intercompany receivable	—	89,704	86,256	10,153	(186,113)	—
Intercompany loan receivable	—	35,000	—	—	(35,000)	—
Finished goods inventories	—	270,504	236,235	58,259	(45,582)	519,416
Prepaid expenses and other current assets	—	9,151	15,053	7,054	—	31,258
Deferred income taxes	—	23,860	13,026	1,683	—	38,569
Total current assets	—	733,257	382,266	106,539	(266,695)	955,367
Property, plant, and equipment, net	—	158,401	146,908	27,566	—	332,875
Goodwill	—	136,570	—	47,626	—	184,196
Tradenames and other intangibles, net	—	230,495	85,500	51	—	316,046
Deferred debt issuance costs, net	—	7,043	—	—	—	7,043
Other assets	—	10,685	529	—	—	11,214
Intercompany long-term receivable	—	—	233,039	—	(233,039)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	751,581	581,538	8,156	—	(1,341,275)	—
Total assets	$751,581	$1,957,989	$856,398	$181,782	$(1,941,009)	$1,806,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$73,951	$32,008	$11,370	$—	$117,329
Intercompany payables	—	88,637	93,747	3,729	(186,113)	—
Intercompany loan payables	—	—	—	35,000	(35,000)	—
Other current liabilities	—	39,007	47,401	14,065	—	100,473
Total current liabilities	—	201,595	173,156	64,164	(221,113)	217,802
Long-term debt	—	586,000	—	—	—	586,000
Deferred income taxes	—	70,230	42,943	—	—	113,173
Intercompany long-term liability	—	233,039	—	—	(233,039)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,962	55,844	12,379	—	138,185
Stockholders' equity	751,581	797,163	484,455	105,239	(1,386,857)	751,581
Total liabilities and stockholders' equity	$751,581	$1,957,989	$856,398	$181,782	$(1,941,009)	$1,806,741

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$539,181	$427,028	$71,068	$(187,471)	$849,806
Cost of goods sold	—	380,427	263,009	39,180	(180,349)	502,267
Gross profit	—	158,754	164,019	31,888	(7,122)	347,539
Selling, general, and administrative expenses	—	49,317	169,379	20,708	(9,387)	230,017
Royalty income	—	(9,175)	(5,983)	—	2,459	(12,699)
Operating income (loss)	—	118,612	623	11,180	(194)	130,221
Interest expense	—	6,754	1,318	169	(1,334)	6,907
Interest income	—	(1,400)	—	(25)	1,334	(91)
(Income) loss in subsidiaries	(79,326)	(1,645)	(3,904)	—	84,875	—
Other expense (income), net	—	251	(269)	(604)	—	(622)
Income (loss) before income taxes	79,326	114,652	3,478	11,640	(85,069)	124,027
Provision for income taxes	—	35,132	6,098	3,471	—	44,701
Net income (loss)	$79,326	$79,520	$(2,620)	$8,169	$(85,069)	$79,326

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$523,572	$410,161	$66,731	$(201,528)	$798,936
Cost of goods sold	—	372,575	248,442	39,513	(182,800)	477,730
Gross profit	—	150,997	161,719	27,218	(18,728)	321,206
Selling, general, and administrative expenses	—	54,524	154,631	20,618	(7,834)	221,939
Royalty income	—	(8,607)	(5,628)	—	3,045	(11,190)
Operating income (loss)	—	105,080	12,716	6,600	(13,939)	110,457
Interest expense	—	6,841	1,298	145	(1,441)	6,843
Interest income	—	(1,465)	—	(21)	1,441	(45)
(Income) loss in subsidiaries	(65,886)	(5,451)	(3,256)	—	74,593	—
Other (income) expense, net	—	(89)	93	1,307	—	1,311
Income (loss) before income taxes	65,886	105,244	14,581	5,169	(88,532)	102,348
Provision for income taxes	—	25,419	9,648	1,395	—	36,462
Net income (loss)	$65,886	$79,825	$4,933	$3,774	$(88,532)	$65,886

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,336,785	$1,137,585	$170,826	$(497,861)	$2,147,335
Cost of goods sold	—	932,937	699,769	96,788	(476,645)	1,252,849
Gross profit	—	403,848	437,816	74,038	(21,216)	894,486
Selling, general, and administrative expenses	—	133,733	484,278	62,208	(29,723)	650,496
Royalty income	—	(24,555)	(14,462)	—	6,329	(32,688)
Operating income (loss)	—	294,670	(32,000)	11,830	2,178	276,678
Interest expense	—	20,189	3,994	425	(4,074)	20,534
Interest income	—	(4,402)	—	(57)	4,074	(385)
(Income) loss in subsidiaries	(165,223)	31,055	(7,466)	—	141,634	—
Other expense (income), net	—	56	(106)	(510)	—	(560)
Income (loss) before income taxes	165,223	247,772	(28,422)	11,972	(139,456)	257,089
Provision for income taxes	—	84,727	3,211	3,928	—	91,866
Net income (loss)	$165,223	$163,045	$(31,633)	$8,044	$(139,456)	$165,223

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,269,456	$1,057,542	$164,894	$(467,247)	$2,024,645
Cost of goods sold	—	913,112	624,036	95,317	(436,228)	1,196,237
Gross profit	—	356,344	433,506	69,577	(31,019)	828,408
Selling, general, and administrative expenses	—	144,119	454,600	64,020	(24,390)	638,349
Royalty income	—	(22,584)	(13,823)	—	7,131	(29,276)
Operating income (loss)	—	234,809	(7,271)	5,557	(13,760)	219,335
Interest expense	—	20,620	3,909	189	(4,095)	20,623
Interest income	—	(4,386)	—	(26)	4,095	(317)
(Income) loss in subsidiaries	(126,079)	25,344	(10,034)	—	110,769	—
Other (income) expense, net	—	(224)	208	1,734	—	1,718
Income (loss) before income taxes	126,079	193,455	(1,354)	3,660	(124,529)	197,311
Provision for income taxes	—	53,616	15,569	2,047	—	71,232
Net income (loss)	$126,079	$139,839	$(16,923)	$1,613	$(124,529)	$126,079

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$79,326	$79,520	$(2,620)	$8,169	$(85,069)	$79,326
Foreign currency translation adjustments	(4,205)	(4,205)	(69)	(4,205)	8,479	(4,205)
Comprehensive income (loss)	$75,121	$75,315	$(2,689)	$3,964	$(76,590)	$75,121

For the fiscal quarter ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$65,886	$79,825	$4,933	$3,774	$(88,532)	$65,886
Foreign currency translation adjustments	(3,577)	(3,577)	(7)	(3,577)	7,161	(3,577)
Comprehensive income (loss)	$62,309	$76,248	$4,926	$197	$(81,371)	$62,309

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$165,223	$163,045	$(31,633)	$8,044	$(139,456)	$165,223
Foreign currency translation adjustments	(10,443)	(10,443)	(38)	(10,443)	20,924	(10,443)
Comprehensive income (loss)	$154,780	$152,602	$(31,671)	$(2,399)	$(118,532)	$154,780

For the three fiscal quarters ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$126,079	$139,839	$(16,923)	$1,613	$(124,529)	$126,079
Foreign currency translation adjustments	(3,545)	(3,545)	(140)	(3,545)	7,230	(3,545)
Comprehensive income (loss)	$122,534	$136,294	$(17,063)	$(1,932)	$(117,299)	$122,534

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)
For the three fiscal quarters ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$85,213	$38,022	$22,799	$—	$146,034

Cash flows from investing activities:
Capital expenditures	—	(21,953)	(46,876)	(8,158)	—	(76,987)
Intercompany investing activity	119,788	4,357	(2,607)	(8,582)	(112,956)	—
Issuance of intercompany loan	—	(15,000)	—	—	15,000	—
Proceeds from repayment of intercompany loan	—	20,000	—	—	(20,000)	—
Proceeds from sale of property, plant and equipment	—	59	—	7	—	66
Net cash provided by (used in) investing activities	119,788	(12,537)	(49,483)	(16,733)	(117,956)	(76,921)

Cash flows from financing activities:
Intercompany financing activity	—	(127,475)	15,846	(1,327)	112,956	—
Repayment of intercompany loan	—	—	—	(20,000)	20,000	—
Borrowings from intercompany loan	—	—	—	15,000	(15,000)	—
Borrowings under secured revolving credit facility	—	166,000	—	39,586	—	205,586
Payments on secured revolving credit facility	—	(186,000)	—	(19,237)	—	(205,237)
Payment of debt issuance costs	—	(1,495)	—	—	—	(1,495)
Payment of contingent consideration	—	(7,572)	—	—	—	(7,572)
Dividends paid	(34,617)	—	—	—	—	(34,617)
Repurchase of common stock	(78,339)	—	—	—	—	(78,339)
Income tax benefit from stock-based compensation	—	5,356	2,607	—	—	7,963
Withholdings from vesting of restricted stock	(12,575)	—	—	—	—	(12,575)
Proceeds from exercise of stock options	5,743	—	—	—	—	5,743
Net cash (used in) provided by financing activities	(119,788)	(151,186)	18,453	14,022	117,956	(120,543)
Effect of exchange rate changes on cash	—	—	—	(948)	—	(948)
Net (decrease) increase in cash and cash equivalents	—	(78,510)	6,992	19,140	—	(52,378)
Cash and cash equivalents, beginning of period	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of period	$—	$232,568	$17,434	$38,258	$—	$288,260

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended September 27, 2014
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$23,632	$9,458	$(8,163)	$—	$24,927

Cash flows from investing activities:
Capital expenditures	—	(38,659)	(37,123)	(7,852)	—	(83,634)
Intercompany investing activity	89,923	14,700	(2,502)	(8,901)	(93,220)	—
Issuance of intercompany loan	—	(35,000)	—	—	35,000	—
Proceeds from sale of property, plant and equipment	—	140	—	3	—	143
Net cash provided by (used in) investing activities	89,923	(58,819)	(39,625)	(16,750)	(58,220)	(83,491)

Cash flows from financing activities:
Intercompany financing activity	—	(129,182)	33,373	2,589	93,220	—
Proceeds from intercompany loan	—	—	—	35,000	(35,000)	—
Dividends Paid	(30,453)	—	—	—	—	(30,453)
Payment on debt issuance costs	—	(145)	—	—	—	(145)
Payment of contingent consideration	—	(8,901)	—	—	—	(8,901)
Income tax benefit from stock-based compensation	—	1,854	2,502	—	—	4,356
Repurchase of common stock	(62,769)	—	—	—	—	(62,769)
Withholdings from vesting of restricted stock	(4,472)	—	—	—	—	(4,472)
Proceeds from exercise of stock options	7,771	—	—	—	—	7,771
Net cash (used in) provided by financing activities	(89,923)	(136,374)	35,875	37,589	58,220	(94,613)
Effect of exchange rate changes on cash	—	—	—	277	—	277
Net (decrease) increase in cash and cash equivalents	—	(171,561)	5,708	12,953	—	(152,900)
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$106,699	$5,708	$21,239	$—	$133,646

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unless otherwise noted, "three quarters of fiscal 2015" refers to the first three fiscal quarters of fiscal 2015 covering the period January 4, 2015 through October 3, 2015, and "three quarters of 2014" refers to the first three fiscal quarters of fiscal 2014 covering the period December 29, 2013 through September 27, 2014.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for the fourth quarter of fiscal 2015 and fiscal year 2015, or any other future period, assessment of our performance and financial position, and drivers of our sales and earnings growth. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time under the headings “Risk Factors” and “Forward-Looking Statements.”

OVERVIEW

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended		Three fiscal quarters ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net sales
Carter’s Wholesale	40.4%	38.8%	38.4%	38.6%
Carter’s Retail	34.7%	35.2%	37.2%	36.8%
Total Carter’s (U.S.)	75.1%	74.0%	75.6%	75.4%

OshKosh Retail	11.6%	11.4%	11.4%	11.0%
OshKosh Wholesale	2.2%	3.1%	2.3%	2.6%
Total OshKosh (U.S.)	13.8%	14.5%	13.7%	13.6%

International	11.1%	11.5%	10.7%	11.0%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.1%	59.8%	58.3%	59.1%

Gross margin	40.9%	40.2%	41.7%	40.9%
Selling, general, and administrative expenses	27.1%	27.8%	30.3%	31.5%
Royalty Income	(1.5)%	(1.4)%	(1.5)%	(1.4)%

Operating income	15.3%	13.8%	12.9%	10.8%
Interest expense	0.8%	0.9%	1.0%	1.0%
Interest income	—%	—%	—%	—%
Other expense (income), net	(0.1)%	0.1%	—%	0.1%

Income before income taxes	14.6%	12.8%	11.9%	9.7%
Provision for income taxes	5.3%	4.6%	4.2%	3.5%
Net income	9.3%	8.2%	7.7%	6.2%

Number of retail stores at end of period:
Carter’s - U.S.			577	525
OshKosh - U.S.			232	195
Canada			140	115
Total retail stores			949	835

Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

STORE COUNT DATA

		Carter's Retail	OshKosh Retail	Canada	Total

Third quarter of fiscal 2015:
	Openings	15	12	7	34
	Closings	—	1	—	1
Three quarters of fiscal 2015:
	Openings	48	36	16	100
	Closings	2	4	—	6
Projections for full fiscal 2015:
	Openings	67	48	23	138
	Closings	4	6	—	10

Most all of the OshKosh retail store openings that have occurred, or are projected to occur, in fiscal 2015 are, or will be, in a "side-by-side" format with a Carter's retail store.

COMPARABLE SALES METRICS

Our comparable store sales metrics include sales for all stores and eCommerce websites that were open during the comparable fiscal period, including remodeled stores and certain relocated stores. A store becomes comparable following 13 consecutive full months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations.

U.S. Comparable Retail Sales ("Comps")

In the following table, the percentage changes for our U.S. direct-to-consumer ("DTC") comparable sales are based on adjusted 2014 periods that have been aligned to the corresponding 2015 fiscal periods: July 5 to October 3 for the third quarter of each year and January 4 to October 3 for the three quarters of each year. However, in the subsequent narrative discussions under the heading "Third Quarter and Three Fiscal Quarters Ended October 3, 2015 Compared to Third Quarter and Three Fiscal Quarters Ended September 27, 2014," the net sales amounts are based on the fiscal 2015 and 2014 periods used to prepare the unaudited condensed consolidated financial statements.

	U.S. Direct-to-Consumer Comparable Sales

	Change for Fiscal Third Quarter		Change for Three Fiscal Quarters
Increase (Decrease)
	Carter's Retail	OshKosh Retail	Carter's Retail	OshKosh Retail

Stores	(5.6)%	(5.4)%	(3.7)%	(2.6)%
eCommerce	+6.2%	+14.1%	+12.0%	+21.9%
Total DTC	(3.2)%	(2.0)%	(0.7)%	+1.7%

The decreases in Carter's retail comparable store sales during both periods in fiscal 2015, and the decrease in OshKosh comparable retail store sales for the third quarter of fiscal 2015, were primarily due to decreases in the number of transactions and the average price per unit. The decrease in OshKosh retail comparable store sales during the three quarters of fiscal 2015 was primarily due to a decrease in the number of transactions. During fiscal 2015, we believe that total DTC comparable sales were negatively impacted by lower demand from international tourists shopping in our U.S. stores and eCommerce websites, driven by the strength of the U.S. dollar.

The increases in eCommerce comparable store sales during both periods in fiscal 2015 were primarily due to an increase in the number of transactions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

THIRD QUARTER AND THREE FISCAL QUARTERS ENDED OCTOBER 3, 2015 COMPARED TO THIRD QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 27, 2014

CONSOLIDATED NET SALES

In the third quarter of fiscal 2015, consolidated net sales increased $50.9 million, or 6.4%, to $849.8 million from $798.9 million in the third quarter of fiscal 2014. For the three quarters of fiscal 2015, consolidated net sales increased $122.7 million, or 6.1%, to $2.1 billion from $2.0 billion in the three quarters of fiscal 2014. For both periods in fiscal 2015, the increases reflected sales growth in all of our segments except for the OshKosh wholesale segment, as presented below. Changes in foreign currency exchange rates in the third quarter and three quarters of fiscal 2015, as compared to the third quarter and three quarters of fiscal 2014, negatively impacted our consolidated net sales by approximately $12.7 million and $23.9 million, or 1.6% and 1.2%, respectively.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	October 3, 2015	% of Total	September 27, 2014	% of Total	October 3, 2015	% of Total	September 27, 2014	% of Total

Net sales:
Carter’s Wholesale	$343,555	40.4%	$309,772	38.8%	$824,600	38.4%	$781,460	38.6%
Carter’s Retail	294,928	34.7%	281,455	35.2%	799,635	37.2%	745,473	36.8%
Total Carter’s (U.S.)	638,483	75.1%	591,227	74.0%	1,624,235	75.6%	1,526,933	75.4%

OshKosh Retail	$98,292	11.6%	$91,427	11.4%	$244,787	11.4%	$222,500	11.0%
OshKosh Wholesale	18,794	2.2%	25,107	3.1%	49,151	2.3%	52,342	2.6%
Total OshKosh (U.S.)	117,086	13.8%	116,534	14.5%	293,938	13.7%	274,842	13.6%
International	94,237	11.1%	91,175	11.5%	229,162	10.7%	222,870	11.0%
Total net sales	$849,806	100.0%	$798,936	100.0%	$2,147,335	100.0%	$2,024,645	100.0%

CARTER’S WHOLESALE SALES (U.S.)

Carter’s wholesale segment sales increased $33.8 million, or 10.9%, in the third quarter of fiscal 2015 to $343.6 million from $309.8 million in the third quarter of fiscal 2014. This 10.9% increase in units was mainly driven by higher product demand, in part due to the timing of shipments when compared to the third quarter of fiscal 2014.

Carter's wholesale segment sales increased $43.1 million, or 5.5%, in the three quarters of fiscal 2015 to $824.6 million from $781.5 million in the three quarters of fiscal 2014. This increase was primarily due to a 3.0% rise in the number of units shipped driven by the same factor discussed above for the third quarter of fiscal 2015, and an increase of 2.4% in the average price per unit compared to the three quarters of fiscal 2014.

CARTER’S RETAIL SALES (U.S.)

Carter’s retail segment sales increased $13.5 million, or 4.8%, in the third quarter of fiscal 2015 to $294.9 million from $281.5 million in the third quarter of fiscal 2014. This increase in sales primarily reflected a/an:

•	Increase of $16.1 million from new store openings;

•	Increase of $6.8 million from eCommerce; and

•	Decrease of $10.1 million in comparable store sales.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Carter's retail segment sales increased $54.2 million, or 7.3%, in the three quarters of fiscal 2015 to $799.6 million from $745.5 million in the three quarters of fiscal 2014. This increase in sales primarily reflected a/an:

•	Increase of $51.8 million from new store openings;

•	Increase of $21.5 million from eCommerce;

•	Decrease of $17.0 million in comparable store sales; and

•	Decrease of $3.1 million related to store closings.

OSHKOSH RETAIL SALES (U.S.)

OshKosh retail segment sales increased $6.9 million, or 7.5%, in the third quarter of fiscal 2015 to $98.3 million from $91.4 million in the third quarter of fiscal 2014. This increase in sales primarily reflected a/an:

•	Increase of $9.0 million from new store openings;

•	Increase of $3.1 million from eCommerce;

•	Decrease of $2.9 million related to store closings; and

•	Decrease of $2.6 million in comparable store sales.

OshKosh retail segment sales increased $22.3 million, or 10.0%, in the three quarters of fiscal 2015 to $244.8 million from $222.5 million in the three quarters of fiscal 2014. This increase in sales primarily reflected a/an:

•	Increase of $20.1 million from new store openings;

•	Increase of $9.4 million from eCommerce;

•	Decrease of $5.5 million related to store closings; and

•	Decrease of $2.0 million in comparable store sales.

OSHKOSH WHOLESALE SALES (U.S.)

OshKosh wholesale segment sales decreased $6.3 million, or 25.1%, in the third quarter of fiscal 2015 to $18.8 million from $25.1 million in the third quarter of fiscal 2014. This decrease was primarily due to a decline of 31.2% in the number of units shipped caused by a decline in sales to the off-price channel and lower seasonal bookings, partially offset by an increase of 8.8% in the average price per unit compared to the third quarter of fiscal 2014.

OshKosh wholesale segment sales decreased $3.2 million, or 6.1%, in the three quarters of fiscal 2015 to $49.2 million from $52.3 million in the three quarters of fiscal 2014. This decrease was primarily due to a decline of 10.6% in the number of units shipped due to the same factors discussed above for the third quarter of fiscal 2015, partially offset by an increase of 5.0% in the average price per unit compared to the three quarters of fiscal 2014.

INTERNATIONAL SALES

International segment sales increased $3.1 million, or 3.4%, in the third quarter of fiscal 2015 to $94.2 million from $91.2 million in the third quarter of fiscal 2014. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, negatively impacted International segment net sales by approximately $12.7 million, or 14.0%, in the third quarter of fiscal 2015 compared to the third quarter of 2014.

The $3.1 million increase in sales primarily reflected a/an:

•	Increase of $2.3 million from eCommerce due to the 2015 launch of our eCommerce website in China;

•	Increase of $1.9 million from eCommerce driven by our Canadian website;

•	Increase of $1.6 million from our Canadian retail stores; and

•	Decrease of $2.7 million in our wholesale business primarily due to the Target Canada bankruptcy that occurred in early 2015.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

International segment sales increased $6.3 million, or 2.8%, in the three quarters of fiscal 2015 to $229.2 million from $222.9 million in the three quarters of fiscal 2014. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, negatively impacted International segment net sales by approximately $23.9 million, or 10.7%, in the three quarters of fiscal 2015 compared to the three quarters of fiscal 2014.

The $6.3 million increase in sales primarily reflected a/an:

•	Increase of $7.0 million from our Canadian retail stores;

•	Increase of $6.1 million from eCommerce driven by our Canadian website;

•	Increase of $4.5 million from wholesale sales to locations other than Canada;

•	Increase of $2.4 million from eCommerce due to the 2015 launch of our eCommerce website in China;

•	Decrease of $8.8 million in our Canadian wholesale business primarily due to the Target Canada bankruptcy that occurred in early 2015; and

•	Decrease of $4.4 million related to the exit of retail operations in Japan in the first quarter of fiscal 2014.

For the third quarter and three quarters of fiscal 2015, the increases in sales in our Canadian retail stores reflected a 4.8% increase and a 3.9% increase, respectively, in comparable store sales compared to the corresponding periods in fiscal 2014. These comparable sales growth percentages are based on adjusted 2014 periods that have been aligned to correspond to the comparable 2015 fiscal periods (July 4 to October 3 for the third quarter of each year and January 4 to October 3 for the three quarters of each year).

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 40.2% in the third quarter of fiscal 2014 to 40.9% in the third quarter of fiscal 2015 primarily due primarily to margin improvements in our domestic wholesale and international segments, as previously discussed. Our consolidated gross profit increased $26.3 million, or 8.2%, to $347.5 million in the third quarter of fiscal 2015 from $321.2 million in the third quarter of fiscal 2014, primarily due to increased sales as previously discussed.

Our consolidated gross margin increased from 40.9% in the three quarters of fiscal 2014 to 41.7% in the three quarters of fiscal 2015 primarily due primarily to margin improvements in our domestic wholesale and international segments, as previously discussed. Our consolidated gross profit increased $66.1 million, or 8.0%, to $894.5 million in the three quarters of fiscal 2015 from $828.4 million in the three quarters of fiscal 2014, primarily due to increased sales as previously discussed.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Consolidated SG&A expenses in the third quarter of fiscal 2015 increased $8.1 million, or 3.6%, to $230.0 million from $221.9 million in the third quarter of fiscal 2014. However, as a percentage of net sales, SG&A expenses decreased from 27.8% in the third quarter of fiscal 2014 to 27.1% in the third quarter of fiscal 2015.

The decrease in SG&A expenses, as a percentage of net sales, in the third quarter of fiscal 2015 primarily reflected:

•	$4.4 million in lower expenses for fulfillment and distribution;

•	$1.4 million in lower expenses for legal services;

•	$1.3 million in reduced amortization for the H.W. Carter & Sons trademark;

•	$1.2 million in lower provisions for accounts receivable;

•	$1.0 million of reimbursement for business interruption costs;

•	$0.9 million in lower expenses related to our wholesale management; and

•	$0.5 million in lower expenses related to domestic eCommerce operations;

which were partially offset by:

•	$7.8 million in higher expenses related to retail store operations, primarily due to new stores;

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$5.4 million in higher expenses related to marketing and brand management; and

•	$2.7 million in higher personnel-related expenses.

Consolidated SG&A expenses in the three quarters of fiscal 2015 increased $12.1 million, or 1.9%, to $650.5 million from $638.3 million in the three quarters of fiscal 2014. However, as a percentage of net sales, SG&A expenses decreased from 31.5% in the three quarters of fiscal 2014 to 30.3% in the three quarters of fiscal 2015.

The decrease in SG&A expenses, as a percentage of net sales, in the three quarters of fiscal 2015 reflected:

•	$8.9 million in reduced amortization for the H.W. Carter & Sons trademark;

•	$6.6 million decrease in expenses related to office consolidations in prior periods;

•	$5.0 million in lower expenses for fulfillment and distribution;

•	$4.7 million in lower provisions for accounts receivable;

•	$3.0 million in lower expenses for legal services;

•	$1.2 million in lower expenses related to our wholesale management;

•	$1.5 million in lower expenses related to our exit from Japan retail operations in the first quarter of fiscal 2014; and

•	$0.7 million in lower expenses related to domestic eCommerce operations;

which were partially offset by:

•	$21.6 million in higher expenses related to retail store operations, primarily due to new stores;

•	$7.5 million in higher expenses related to marketing and brand management; and

•	$4.2 million in higher personnel-related expenses.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the third quarter and three quarters of fiscal 2015 was approximately $12.7 million and $32.7 million, respectively. This reflects an increase of $1.5 million, or 13.5%, and $3.4 million, or 11.7%, respectively, from $11.2 million and $29.3 million in the third quarter and three quarters of fiscal 2014, respectively. The increases in the fiscal 2015 periods reflected growth in both our domestic Carter's and OshKosh licensing revenues, along with timing of favorable settlements with our licensees in the first half of fiscal 2015.

OPERATING INCOME

Consolidated operating income increased $19.8 million, or 17.9%, to $130.2 million in the third quarter of fiscal 2015 from $110.5 million in the third quarter of fiscal 2014. Consolidated operating income increased $57.3 million, or 26.1%, to $276.7 million in the three quarters of fiscal 2015 from $219.3 million in the three quarters of fiscal 2014. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses for the fiscal periods indicated:

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for third quarter of fiscal 2014	$55,762	$54,501	$2,240	$5,300	$15,896	$(23,242)	$110,457
Increase (decrease) in:
Gross profit	15,078	4,572	1,244	3,095	2,829	(485)	26,333
Royalty income	736	290	393	179	(89)	—	1,509
SG&A expenses	2,771	(7,630)	610	(2,403)	(416)	(1,010)	(8,078)
Operating income (loss) for third quarter of fiscal 2015	$74,347	$51,733	$4,487	$6,171	$18,220	$(24,737)	$130,221
	(a)	(b)	(c)	(d)	(e)	(f)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for the three quarters of fiscal 2014	$133,489	$137,659	$5,125	$(883)	$27,039	$(83,094)	$219,335
Increase (decrease) in:
Gross profit	28,861	20,682	3,473	9,833	4,473	(1,244)	66,078
Royalty income	1,203	653	983	284	289	—	3,412
SG&A expenses	8,932	(24,437)	134	(5,838)	(834)	9,896	(12,147)
Operating income (loss) for the three quarters of fiscal 2015	$172,485	$134,557	$9,715	$3,396	$30,967	$(74,442)	$276,678
	(aa)	(bb)	(cc)	(dd)	(ee)	(ff)

(a) Carter's wholesale segment operating income in the third quarter of fiscal 2015 increased $18.6 million, or 33.3%, to $74.3 million from $55.8 million in the third quarter of fiscal 2014. The segment's operating margin increased from 18.0% in the third quarter of fiscal 2014 to 21.6% in the third quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $15.1 million primarily due to higher net sales as previously discussed and lower product costs, partially offset by higher provisions for inventory;

•	Increase in royalty income of $0.7 million; and

•	Decrease in SG&A expenses of $2.8 million primarily due to a decrease of $2.2 million in distribution expenses and a decrease of $1.0 million in provisions for accounts receivables.

(aa) Carter's wholesale segment operating income in the three quarters of fiscal 2015 increased $39.0 million, or 29.2%, to $172.5 million from $133.5 million in the three quarters of fiscal 2014. The segment's operating margin increased from 17.1% in the three quarters of fiscal 2014 to 20.9% in the three quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $28.9 million primarily due to higher net sales, as previously discussed;

•	Increase in royalty income of $1.2 million; and

•
Decrease in SG&A expenses of $8.9 million driven primarily by a decrease of $4.1 million in distribution expenses, a decrease of $3.3 million in provisions for accounts receivable, and a decrease of $1.2 million in provisions for bad debt.

(b) Carter's retail segment operating income decreased by $2.8 million, or 5.1%, to $51.7 million in the third quarter of fiscal 2015 from $54.5 million in the third quarter of fiscal 2014. This segment's operating margin decreased from 19.4% in the third quarter of fiscal 2014 to 17.5% in the third quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $4.6 million primarily due to higher sales as previously discussed, partially offset by higher provisions for inventory; and

•
Increase of $7.6 million in SG&A expenses primarily due to an increase of $5.8 million in expenses for new retail stores and eCommerce in fiscal 2015 and an increase of $3.6 million in marketing expenses, partially offset by a decrease of $1.6 million in distribution expenses.

(bb) Carter's retail segment operating income decreased by $3.1 million, or 2.3%, to $134.6 million in the three quarters of fiscal 2015 from $137.7 million in the three quarters of fiscal 2014. This segment's operating margin decreased from 18.5% in the three quarters of fiscal 2014 to 16.8% in the three quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Increase in gross profit of $20.7 million primarily due to higher sales as previously discussed, partially offset by higher provisions for inventory; and

•
Increase of $24.4 million in SG&A expenses primarily due to an increase of $19.8 million in expenses for new retail stores and eCommerce in fiscal 2015 and an increase of $4.8 million in marketing expenses.

(c) OshKosh wholesale segment operating income increased by $2.2 million to $4.5 million in the third quarter of fiscal 2015 from $2.2 million in the third quarter of fiscal 2014. This segment's operating margin increased from 8.9% in the third quarter of fiscal 2014 to 23.9% in the third quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•
Increase in gross profit of $1.2 million primarily due to the improvement in the gross margin due to lower product costs and lower inventory provisions, despite lower sales volume as previously discussed; and

•	Decrease of $0.6 million in SG&A expenses.

(cc) OshKosh wholesale segment operating income increased by $4.6 million, or 89.6%, to $9.7 million in the three quarters of fiscal 2015 from $5.1 million in the three quarters of fiscal 2014. This segment's operating margin increased from 9.8% in the three quarters of fiscal 2014 to 19.8% in the three quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•
Increase in gross profit of $3.5 million primarily due to the improvement in the gross margin due to lower product costs and lower inventory provisions, despite lower sales volume as previously discussed; and

•	Increase in royalty income of $1.0 million.

(d) OshKosh retail segment operating income increased by $0.9 million, or 16.4%, from $5.3 million in the third quarter of fiscal 2014 to $6.2 million in the third quarter of fiscal 2015. The segment's operating margin increased from 5.8% in the third quarter of fiscal 2014 to 6.3% in the third quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $3.1 million due primarily to higher sales, as previously discussed; and

•
Increase in SG&A expenses of $2.4 million primarily due to an increase of $2.8 million in expenses for new retail stores and eCommerce in fiscal 2015 and an increase of $0.8 million in marketing expenses, partially offset by a decrease of $0.8 million in distribution expenses.

(dd) OshKosh retail segment operating income increased by $4.3 million to $3.4 million in the three quarters of fiscal 2015 from an operating loss of $0.9 million in the three quarters of fiscal 2014 . The segment's operating margin increased from(0.4)% in the three quarters of fiscal 2014 to 1.4% in the three quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $9.8 million due primarily to higher sales, as previously discussed; and

•
Increase in SG&A expenses of $5.8 million primarily due to an increase of $6.6 million in expenses for new retail store and eCommerce in fiscal 2015, partially offset by a decrease of $1.3 million in distribution expenses.

(e) International segment operating income increased by $2.3 million, or 14.6%, to $18.2 million in the third quarter of fiscal 2015 from $15.9 million in the third quarter of 2014. This segment's operating margin increased from 17.4% in the third quarter of fiscal 2014 to 19.3% in the third quarter of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $2.8 million due primarily to higher sales as previously discussed; and

•
Increase of $0.4 million in SG&A expenses primarily due to an increase of $1.3 million in expenses for new retail stores in Canada and the launch of eCommerce in China, partially offset by a decrease of $0.7 million in expenses related to wholesale management.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(ee) International segment operating income increased by $3.9 million, or 14.5%, to $31.0 million in the three quarters of fiscal 2015 from $27.0 million in the three quarters of fiscal 2014. The segment's operating margin increased from 12.1% in the three quarters of fiscal 2014 to 13.5% in the three quarters of fiscal 2015. The primary drivers of the change in operating income were comprised of a/an:

•	Increase in gross profit of $4.5 million due primarily to higher sales as previously discussed; and

•
Increase of $0.8 million in SG&A expenses primarily due to an increase of $2.5 million in expenses associated with new retail stores in Canada, an increase of $1.0 million in expenses related to the launch of eCommerce in China, and an increase of $1.0 million in accretion and revaluation of the contingent consideration for the 2011 Bonnie Togs acquisition in Canada, partially offset by a decrease of $3.9 million in expenses in fiscal 2015 associated with the exit from our former Japan retail operations in the first quarter of fiscal 2014 and expenses related to the international retail operations management.

(f) Corporate expenses increased by $1.5 million, or 6.4%, in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Corporate expenses as a percentage of consolidated net sales was both 2.9% for both the third quarter of fiscal 2015 and fiscal 2014. The increase in corporate expenses primarily reflected a/an:

•	Increase of $2.7 million in expenses related to human resources and employee benefits;

•	Increase of $1.6 million in expenses related to information technology;

•	Decrease of $1.4 million in administrative and legal expenses; and

•	Decrease of $1.3 million in amortization of the H.W. Carter & Sons tradename.

(ff) Corporate expenses decreased by $8.7 million, or 10.4%, in the three quarters of fiscal 2015 compared to the three quarters of fiscal 2014. Corporate operating expenses as a percentage of net sales decreased from 4.1% in the three quarters of fiscal 2014 to 3.5% in the three quarters of fiscal 2015. The decrease in corporate expenses primarily reflected a/an:

•	Decrease of $8.9 million in amortization expense for the H.W. Carter & Sons tradename;

•	Decrease of $6.6 million in expenses related to the office consolidation in prior periods;

•	Decrease of $2.6 million in administrative and legal expenses;

•	Increase of $5.1 million in expenses related to information technology; and

•	Increase of $4.2 million in expenses related to human resources and employee benefits.

INTEREST EXPENSE

Interest expense and effective interest rates calculations include the amortization of debt issuance costs.

Interest expense in the third quarter of fiscal 2015 and 2014 was approximately $6.9 million and $6.8 million, respectively. Weighted-average borrowings for the third quarter of fiscal 2015 were approximately $585.5 million with an effective interest rate of 4.69%, compared to weighted-average borrowings for the third quarter of fiscal 2014 of $586.0 million with an effective interest rate of 4.65%. The increase in the effective interest rate for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was due primarily to a higher interest rate on the new Canadian portion of the outstanding borrowings on our revolving credit agreement in 2015 plus higher debt issuance costs, partially offset by a lower interest rate on the U.S. borrowings outstanding on our revolving credit facility.

Interest expense in the three quarters of fiscal 2015 and 2014 was approximately $20.5 million and $20.6 million, respectively. Weighted-average borrowings for the three quarters of fiscal 2015 were approximately $586.1 million with an effective interest rate of 4.62%, compared to weighted-average borrowings for the three quarters of fiscal 2014 of approximately $586.0 million with an effective interest rate of 4.65%. The decrease in the effective interest rate for the three quarters of fiscal 2015 compared to the three quarters of fiscal 2014 was due primarily to a lower interest rate on the U.S. borrowings outstanding on our revolving credit agreement, partially offset by a higher interest rate on the new Canadian portion of our outstanding borrowings in 2015 on our revolving credit agreement plus higher debt issuance costs.

INCOME TAXES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our consolidated effective income tax rate for the third quarter of fiscal 2015 was 36.0% compared to 35.6% for the third quarter of fiscal 2014. Our consolidated effective income tax rate for the three quarters of fiscal 2015 was 35.7% compared to 36.1% for the three quarters of fiscal 2014. The decrease in the effective rate for the three quarters of fiscal 2015 compared to the three quarters of fiscal 2014 was primarily due to favorable settlements of federal and state tax audits for 2011, 2012 and 2013 during the first quarter of fiscal 2015.

For the full fiscal year 2015, we expect our consolidated effective income tax rate to be approximately 36%.

NET INCOME

Our consolidated net income for the third quarter of fiscal 2015 increased by $13.4 million, or 20.4%, to $79.3 million compared to $65.9 million in the third quarter of fiscal 2014. Consolidated net income in the three quarters of fiscal 2015 increased by $39.1 million, or 31.0%, to $165.2 million compared to $126.1 million in the three quarters of fiscal 2014.

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

As of October 3, 2015, the Company had approximately $288.3 million of cash and cash equivalents in major financial institutions, including approximately $38.3 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at October 3, 2015 were $246.6 million compared to $232.5 million at September 27, 2014 and $184.6 million at January 3, 2015. The increase of $14.1 million, or 6.1%, at October 3, 2015 compared to September 27, 2014 primarily reflected higher sales in fiscal 2015 and higher non-trade receivables such as supply chain rebates and tenant allowances. Due to the seasonal nature of our operations, the net accounts receivable balance at October 3, 2015 is not comparable to the net accounts receivable balance of $184.6 million at January 3, 2015.

Inventories at October 3, 2015 were $511.5 million compared to $519.4 million at September 27, 2014 and $444.8 million at January 3, 2015. The decrease of $7.9 million, or 1.5%, at October 3, 2015 compared to September 27, 2014 primarily reflected product cost decreases, partially offset by business growth. Due to the seasonal nature of our operations, the inventories balance at October 3, 2015 is not comparable to the inventories balance of $444.8 million at January 3, 2015.

CASH FLOW

Net cash provided by operating activities for the three quarters of fiscal 2015 was $146.0 million compared to net cash provided by operating activities of $24.9 million in the three quarters of fiscal 2014. This 2015 increase in operating cash flow primarily reflected higher net income and favorable movements in net working capital due mainly to the timing of payments for inventories and trade payables, partially offset by unfavorable changes in the timing of receivable collections.

Capital expenditures were $77.0 million in the three quarters of fiscal 2015 compared to $83.6 million in the three quarters of fiscal 2014, primarily reflecting 2015 expenditures of approximately $48.2 million for our U.S. and international retail store

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

openings and re-modelings, $13.0 million for information technology initiatives, $4.7 million for wholesale fixtures, and $7.9 million for distribution and office facilities.

We plan to invest approximately $120.0 million in total capital expenditures for all fiscal 2015, primarily for our U.S. and international retail store openings and re-modelings, and information technology.

Net cash used in financing activities was $120.5 million in the three quarters of fiscal 2015 compared to $94.6 million in the three quarters of fiscal 2014. This increase in fiscal 2015 primarily reflected increases in repurchases of our common stock, increases in the payment of cash dividends, and increases in payments of withholding taxes for vested restricted shares issued under our employee stock-based compensation plan. There was little net impact related to the activities with our revolving credit facility, which involved the following cash transactions during fiscal 2015: 1) in the first quarter, we replaced $20.0 million of outstanding borrowings with CAD 25.5 million of borrowings, which approximated $20.3 million and 2) in the third quarter, we amended and extended our revolving credit agreement and because of a change in the lead administrative agent and certain changes in commitment amounts among the lenders in the syndication, the amendment led to the repayment and simultaneous re-borrowing of the then-outstanding balance on the revolving credit agreement of approximately $185.2 million.

AMENDED AND RESTATED CREDIT FACILITY

On September 16, 2015, we and a syndicate of lenders amended and restated our secured revolving credit facility (the "amended revolving credit facility") to, among other things: (i) refinance amounts outstanding on our existing credit facility in order to achieve better pricing terms, and (ii) provide additional liquidity to be used for our ongoing working capital purposes and for general corporate purposes. The aggregate principal amount of the amended credit facility was increased from $375 million to $500 million to provide for (i) $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million), available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. In connection with the amendment, we incurred approximately $1.7 million in debt issuance costs which, together with the certain existing unamortized debt issuance costs, is being amortized over the remaining term of the amended facility (five years). Our amended secured revolving credit facility matures September 16, 2020.

The interest rate margins applicable to our amended revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

Our amended revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount available to us not to exceed $200 million and the aggregate multicurrency amount available not to exceed $50 million).

As of October 3, 2015, we had $185.3 million in outstanding borrowings under our amended revolving credit facility, exclusive of $9.9 million of outstanding letters of credit. As of October 3, 2015, there was approximately $304.9 million available for future borrowing.

As of October 3, 2015, U.S. dollar borrowings outstanding under the amended revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was equal to 1.58% on that date, and Canadian borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was 2.14% on that date.

As of October 3, 2015, we were in compliance with the financial and other covenants under our amended revolving credit facility.

SENIOR NOTES

As of October 3, 2015, our wholly-owned operating subsidiary TWCC had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

BONNIE TOGS ACQUISITION

On August 31, 2015, we made a final payment of approximately $8.6 million related to the contingent earnout associated with our 2011 acquisition of Bonnie Togs in Canada. Accordingly, at October 3, 2015, there was no remaining liability related to the Bonnie Togs acquisition. For this final payment that approximated $8.6 million, approximately $7.6 million is reported in the our consolidated statement of cash flows as a financing use of cash and the remaining portion, which represented a contingency adjustment that was recognized in the second quarter of fiscal 2015, was reported as an operating use of cash.

SHARE REPURCHASES

Open Market Purchases

Pursuant to the previously announced share repurchase authorizations by our Board of Directors, in the three quarters of fiscal 2015, the Company repurchased and retired 795,025 shares in open market transactions for approximately $78.3 million at an average price of $98.54 per share. In the three quarters of fiscal 2014, the Company repurchased and retired 867,099 shares in open market transactions for approximately $62.8 million, at an average price of $72.39 per share. The total remaining capacity under the repurchase authorizations as of October 3, 2015 was approximately $106.8 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In each of the first, second and the third quarters of fiscal 2015, we paid quarterly cash dividends of $0.22 per share. For the corresponding quarters in fiscal 2014, we paid quarterly dividends of $0.19 per share. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

Provisions in our secured revolving credit facility (as amended) and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in declines in our net sales and gross profit in the first half of our fiscal year versus the second half. Accordingly, our results of operations during any interim period during the fiscal year may not be indicative of the results we expect for the full fiscal year.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency and Interest Rate Risks

In the operation of our business, we have market risk exposures including those related to foreign currency and interest rates. These risks, and our strategies to manage our exposure to them, are discussed below.

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

Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar. Fluctuations in exchange rates, primarily between the United States dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. We employ foreign exchange contracts to hedge a portion of foreign currency exchange rate risk associated with the procurement of U.S. dollar denominated finished goods destined for the Canadian market. These foreign exchange contracts are marked to market at the end of each reporting period, which could result in earnings volatility.

For our then-existing amended revolving credit facility, during the first quarter of fiscal 2015 we replaced approximately $20.0 million of outstanding borrowings with CAD $25.5 million of borrowings. Outstanding borrowings under our current amended revolving credit facility that are repayable in a currency other than the U.S. dollar are subject to future changes in currency exchange rates.

Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings outstanding as of October 3, 2015 were $185.3 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost by approximately $1.9 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We have the ability to cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 3, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the third quarter of fiscal 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 5, 2015 through August 1, 2015	115,400	$107.09	115,400	$123,885,345

August 2, 2015 through August 29, 2015	81,499	$99.45	79,500	$115,978,961

August 30, 2015 through October 3, 2015	95,900	$95.73	95,900	$106,798,249

Total	292,799		290,800

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 1,999 shares surrendered between July 5, 2015 and October 3, 2015.

(2)
Share purchases during the third quarter of fiscal 2015 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 12, 2006.
3.2
Amended and Restated By-Laws of Carter's, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015).

10.1
Third Amended and Restated Credit Agreement, dated as of September 16, 2015, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Dollar Facility Swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, JPMorgan Chase Bank N.A., Toronto Branch, as Canadian Agent, Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Bookrunners, Bank of Montreal, Branch Banking & Trust Company, Royal Bank of Canada, SunTrust Bank and U.S. Bank National Association, as Co-Documentation Agents and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2015).

10.2	Form of severance agreement entered into from time to time between The William Carter Company and executive officers.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

October 29, 2015	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 29, 2015	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)