Form 10-K
period 2016-01-02
CARTERS INC
filed 2016-02-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer (X) Accelerated Filer ( ) Non-Accelerated Filer ( ) Smaller Reporting Company ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 4, 2015 (the last business day of our most recently completed second quarter) was $5,563,932,389.
There were 51,746,604 shares of Carter's, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., to be held on May 11, 2016, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 2, 2016.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 2, 2016

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

The NPD market share data presented is based on NPD's definition of the baby and playclothes categories, which are different from the Company's definitions of these categories. The data presented is based upon The NPD Group/Consumer Tracking Service for Children's Apparel in the United States ("U.S.") and represents the twelve month period ending December 31, 2015.

Unless the context indicates otherwise, in this filing on Form 10-K, "Carter's," the "Company," "we," "us," "its," and "our" refers to Carter's, Inc. and its wholly owned subsidiaries.

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2015, which ended on January 2, 2016, contained 52 weeks. Fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2013, which ended on December 28, 2013, contained 52 weeks.

This Annual Report on Form 10-K contains certain forward-looking statements regarding future circumstances. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. These forward-looking statements are based upon current expectations and assumptions of the Company and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not have any intention or obligation to update forward-looking statements after the filing of this Annual Report on Form 10-K. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.

ITEM 1. BUSINESS

GENERAL

We are the largest branded marketer in the U.S. and Canada of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh (or "OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children sizes newborn to 12, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe they provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

We believe each of our brands is uniquely positioned in the marketplace. In the $20.5 billion baby and young children's apparel market ages zero to seven in the U.S., our Carter's brand has the #1 position with a 14.6% market share and our OshKosh brand has a 2.3% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. Our multi-channel business model enables us to reach a broad range of consumers across various socio-economic groups and geographic regions.

We distribute our products through multiple channels in the U.S. children's apparel market, which, as of January 2, 2016, included approximately 17,400 wholesale locations (including department stores, national chain stores, specialty stores and discount retailers), 982 Company-operated stores, and our websites. As of January 2, 2016, we operated 594 Carter's and 241 OshKosh stores in the U.S., and our products are sold through 147 Company-operated stores in Canada in addition to our international wholesale, licensing, and online channels.

The Company is a Delaware corporation. The Company and its predecessors have been doing business since 1865. The Company's principal executive offices are located in the U.S. at Phipps Tower, 3438 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326, and our telephone number is (678) 791-1000.

OUR BRANDS, PRODUCTS, AND DISTRIBUTION CHANNELS

CARTER'S BRANDS – United States

Under our Carter's brand, we design, source, and market a broad array of products, primarily for sizes newborn to eight. Our Carter's brand is sold in department stores, national chains, specialty stores, off-price sales channels, through our Carter's retail stores, and online at www.carters.com. Additionally, we sell our Child of Mine brand at Walmart and our Just One You and Precious Firsts brands at Target. In fiscal 2015, we sold over 342 million units of Carter's, Child of Mine, Just One You, and Precious Firsts products in the U.S., an increase of approximately 4.4% from fiscal 2014. Our strategy is to drive sales growth through our focus on essential, high-volume, core apparel products for babies and young children. Such products include bodysuits, pajamas, blanket sleepers, gowns, bibs, receiving blankets, and playwear. We believe that our core baby and sleepwear products are essential consumer staples and less dependent on changes in fashion trends.

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

CARTER'S PRODUCTS – United States

Baby

Carter's brand baby products include bodysuits, pants, dresses, three-piece sets, receiving blankets, layette gowns, bibs, caps, and booties both as single units and multi-piece sets. In fiscal 2015, we generated approximately $1.05 billion in net sales of these products in the U.S., representing 34.9% of our consolidated net sales.

Our Carter's brand is the leading brand in the baby category in the U.S. In fiscal 2015, in department stores, national chains, outlet, specialty stores, and off-price sales channels, our aggregate Carter's brand market share in the U.S. was approximately 25.2% for baby ages zero to two, which represents more than five times the market share of the next largest brand. We sell a complete range of baby products for newborns, primarily made of cotton. We attribute our leading market position to our brand strength, distinctive print designs, artistic applications, reputation for quality, and ability to manage our dedicated floor space for our wholesale customers. We tier our products through marketing programs targeted toward experienced mothers, first-time mothers, and gift-givers. Our Carter's Little Layette product line, the largest component of our baby business, provides parents with essential core products and accessories, including value-focused multi-piece sets. Our Little Collections product line consists of coordinated baby programs designed for first-time mothers and gift-givers.

Playclothes

Carter's brand playclothes products include knit and woven cotton apparel for everyday use in sizes newborn to eight. In fiscal 2015, we generated $705.7 million in net sales of these products in the U.S., representing 23.4% of our consolidated net sales. We continue to focus on building our Carter's brand in the playclothes market by developing a base of essential, high-volume products that utilize original print designs and innovative artistic applications. Our aggregate fiscal 2015 Carter's brand playclothes market share in the U.S. was approximately 13.1% in the $13.8 billion department store, national chain, outlet, specialty store, and off-price sales channels, which represents two times the market share of the next largest brand.

Sleepwear

Carter's brand sleepwear products include pajamas and blanket sleepers primarily in sizes 12 months to eight. In fiscal 2015, we generated $331.7 million in net sales of these products in the U.S., representing 11.0% of our consolidated net sales. Our Carter's brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the U.S. In fiscal 2015, in these channels, our Carter's brand market share was approximately 30.6%, which represents more than five times the market share of the next largest brand. As with our baby product line, we differentiate our sleepwear products by offering high-volume, high-quality core products with distinctive print designs and artistic applications.

Other Products

Our other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories. In fiscal 2015, we generated $169.2 million in net sales of these other products in our Carter's retail stores and online, representing 5.6% of our consolidated net sales.

Royalty Income

We expand the distribution of our Carter's, Child of Mine, Just One You, and Precious Firsts product offerings by licensing these brands to 12 licensees in the U.S. as of January 2, 2016. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our baby and young children's apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality, core products at attractive values to the consumer. In addition, we work closely with our wholesale customers and our licensees to gain dedicated floor space for licensed product categories. In fiscal 2015, our Carter's brand generated $26.0 million in domestic royalty income.

OSHKOSH BRANDS – United States

Under our OshKosh brand, we design, source, and market a broad array of young children's apparel, primarily for children in sizes newborn to 12. Our OshKosh brand is currently sold in our OshKosh retail stores, department stores, national chains, specialty stores, through off-price sales channels, and online at www.oshkoshbgosh.com and www.oshkosh.com. In fiscal 2015, we sold 49.2 million units of OshKosh products in the U.S. through our retail stores, to our wholesale customers, and online, an increase of approximately 4.8% from fiscal 2014. We also have a licensing agreement with Target Corporation ("Target") through which Target sells products under our Genuine Kids from OshKosh brand.

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

OSHKOSH PRODUCTS – United States

Playclothes

Our OshKosh brand is best known for its playclothes products. OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, bodysuits, and playclothes products for everyday use in sizes newborn to 12. In fiscal 2015, we generated $342.4 million in net sales of OshKosh brand playclothes products in the U.S., representing 11.4% of our consolidated net sales. Our aggregate fiscal 2015 OshKosh brand playclothes market share in the U.S. was approximately 2.6% of the $13.8 billion young children's playclothes market.

We believe our OshKosh brand represents a significant opportunity for us to increase our market share in the playclothes category as the young children's playclothes market in the U.S. is highly fragmented. For fiscal 2015, this market was nearly four times the size of the baby and sleepwear markets combined. We plan to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.

Other Products

The remainder of our OshKosh brand product offerings include baby, sleepwear, outerwear, shoes, hosiery, and accessories. In fiscal 2015, we generated $86.3 million in net sales of these other products in our OshKosh retail stores and online, which represented 2.9% of our consolidated net sales.

Royalty Income

We partner with a number of domestic licensees to extend the reach of our OshKosh brand. We currently have eight domestic licensees selling apparel and accessories. Our largest licensing agreement is with Target. All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories. In fiscal 2015, we earned approximately $13.2 million in domestic royalty income from our OshKosh brands.

INTERNATIONAL

Our international segment includes Company-operated retail stores, wholesale, and online operations in addition to royalty income from our international licensees. In fiscal 2015, our international sales were $326.2 million, representing 10.8% of our consolidated net sales. As of January 2, 2016, we operated 147 co-branded Carter's and OshKosh retail stores in Canada. Additionally, we reach consumers in approximately 60 countries through wholesale and licensing relationships and in over 100 countries through our websites.

As of January 2, 2016, we partnered with 33 licensees to sell the Carter's and OshKosh brands internationally. In fiscal 2015, our OshKosh international licensees generated retail sales of $43.1 million, on which we earned approximately $3.0 million in royalty income. In fiscal 2015, our international licensees generated Carter's brand retail sales of $31.6 million, on which we earned $1.8 million in royalty income.

SEGMENTS

Financial and geographical information for our five reportable segments, Carter's Retail, Carter's Wholesale, OshKosh Retail, OshKosh Wholesale, and International, is contained in Item 8 - "Financial Statements and Supplementary Data," under Note 13 - "Segment Information" to the accompanying audited consolidated financial statements.

SALES, MARKETING AND DISTRIBUTION

As described above, we sell our products through the wholesale channel, through our retail stores in the U.S. and Canada, and online.

Our Carter's brand wholesale customers include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl's, Macy's, Sam's Club, Target, Toys "R" Us, and Walmart. We collaboratively plan store assortments with our wholesale customers. We intend to drive continued growth with our wholesale customers through our focus on managing our key accounts' business through replenishment, product mix, brand presentation, marketing, and frequent meetings with the senior management of our major wholesale customers.

Our OshKosh brand wholesale customers include major retailers, such as, in alphabetical order, Baby's "R" Us, Belk, Bon-Ton, Costco, Fred Meyer, JCPenney, Kohl's, Sears, Stage Stores, and Toys "R" Us. We continue to work with our customers to establish seasonal plans. The majority of our OshKosh brand playclothes products will be planned and ordered seasonally.

As of January 2, 2016, we operated 594 Carter's retail stores in the U.S. These stores carry a complete assortment of baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,400 square feet per location and are distinguished by an easy, consumer-friendly shopping environment. Our brand stores are generally located in high-traffic strip shopping centers in or near major cities. We believe our brand strength and our assortment of core products have made our stores a destination location within many outlet and strip centers. Our outlet stores are generally located within 20 to 30 minutes of densely-populated areas.

As of January 2, 2016, we operated 241 OshKosh retail stores in the U.S. These stores carry a wide assortment of young children's apparel, accessories, and gift items, and average approximately 4,000 square feet per location.

We operate "side-by-side" locations wherein adjacent retail stores for our Carter's and OshKosh brands are connected, allowing customers to shop for both brands in a single location. Each "side-by-side" location is counted as one Carter's retail store and one OshKosh retail store. As of January 2, 2016, the U.S. store count data presented in the two preceding paragraphs for Carter's and OshKosh included 97 "side-by-side" locations.

As of January 2, 2016, we operated 147 co-branded retail stores in Canada. These stores average approximately 5,100 square feet per location, slightly larger than our U.S. based stores, and offer a similar product assortment, localized for climate differences.

Store Expansion

We use a real estate selection process whereby we assess all new locations based on demographic factors, retail adjacencies, and population density.

Marketing

Our marketing is focused on connecting with millennials. As such, we continue to strengthen and evolve our digital programs to put our brands in front of the consumer in new and innovative ways. These digital programs, along with our core direct marketing, are all focused on driving a deeper relationship with the consumer across all touch points. Our goal is for Carter's and OshKosh to be the preferred apparel brands in the young children's market, driving loyalty through increased purchase frequency.

In addition, during fiscal 2015, we implemented our Rewarding Moments® rewards program to drive customer traffic, sales, and brand loyalty.

Distribution

Domestically, we operate two distribution centers in Georgia, including our 1,062,000 square feet state-of-the-art distribution center in Braselton, Georgia. We also utilize a distribution center on the west coast. These three U.S. distribution centers supply products to our domestic wholesale customers and to our direct-to-consumer ("DTC") retail operations in the U.S.

Internationally, we operate and utilize distribution centers in Canada and Asia to support our international wholesale customers and Canadian DTC retail operations.

GLOBAL SOURCING NETWORK

We source products from an international network of suppliers, primarily from Asia. One sourcing agent currently manages approximately 60% of our inventory purchases. Our sourcing network consists of over 150 vendors located in 16 countries.

We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

We also have direct sourcing operations in Hong Kong and we intend to increase our direct sourcing mix over time in an effort to improve the competitiveness and performance of our supply chain.

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

SEASONALITY

We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full fiscal year.
TRADEMARKS AND COPYRIGHTS

We own many trademarks and copyrights, including Carter's®, OshKosh®, OshKosh B'gosh®, Genuine Kids®, Child of Mine®, Just One You®, Precious Firsts®, Little Collections®, Little Layette™, Rewarding Moments®, and Count on Carter’s®, many of which are registered in the U.S. and in more than 140 countries and territories.

EMPLOYEES

As of January 2, 2016, we had approximately 16,800 employees globally. We have no unionized employees and believe that our labor relations are good.

AVAILABLE INFORMATION

Our primary internet address is www.carters.com. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the SEC. On our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC reports can be accessed through the investor relations section of our website. We also make available on our website the Carter's Code of Ethics, our Corporate Governance Principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. Our SEC filings are also available for reading and copying at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The loss of one or more of our major wholesale customers could result in a material loss of revenues.

We derived approximately 25% of our consolidated net sales from our top five wholesale customers for the fiscal year ended January 2, 2016. We do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, consolidation, reorganization, financial difficulties, including bankruptcy or insolvency, or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results.

Financial difficulties for our major customers or licensees could have a significant impact on us.

A large percentage of our gross accounts receivables are typically from our largest wholesale customers. For example, 79% of our gross accounts receivable at January 2, 2016 were from our ten largest wholesale customers, with five of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers or licensees were to deteriorate, or such customer or licensee fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.

The acceptance of our products in the marketplace is affected by consumers’ tastes and preferences, along with fashion trends.

We believe that continued success depends on our ability to provide a compelling value proposition for our consumers in our distribution channels. There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumer tastes and preferences or fashion trends. If demand for our products declines, promotional pricing may be required to move seasonal merchandise, and our gross margins and results of operations could be adversely affected.

The value of our brands, and our sales, could be diminished if we are associated with negative publicity, including through actions by our vendors, independent manufacturers and licensees, over whom we have limited control.

Although we maintain policies with our vendors, independent manufacturers and licensees that promote ethical business practices and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of these entities, we do not control our vendors, independent manufacturers, or licensees, or their labor practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, or other policies or laws by these vendors, independent manufacturers, or licensees could damage the image and reputation of our brands and could subject us to liability. As a result, negative publicity regarding us or our brands or products, including licensed products, could adversely affect our reputation and sales. Further, while we take steps to ensure the reputation of our brands is maintained through license and vendor agreements, there can be no guarantee that our brand image will not be negatively impacted through its association with products or actions of our licensees or vendors.

Our failure to protect our intellectual property rights could diminish the value of our brand, weaken our competitive position, and adversely affect our results.

We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing and vendor arrangements, to establish and protect our intellectual property rights. The steps taken by us or by our licensees and vendors to protect our proprietary rights may not be adequate to prevent either the counterfeit production of our products or the infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting marks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brands could be diminished and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically, and any such claim could be expensive and time consuming to defend, regardless of its merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results of operations.

We are subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to previously disclosed investigations, and as a result, may incur substantial costs that adversely affect our business, financial condition, and results of operations.

As previously reported, in 2009 the SEC and the U.S. Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related proceedings. The Company has incurred, and may continue to incur, substantial expenses for legal services due to the SEC and U.S. Attorney's Office investigations and any related proceedings. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under our organizational documents in connection with proceedings related to these matters. Our insurance does not provide coverage to offset all of the costs incurred in connection with these proceedings.

In addition, we are subject to various other claims and pending or threatened lawsuits in the course of our business. We are impacted by trends in litigation, including class action litigation brought under various consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. Reserves are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that management devote substantial time and expense to defend the Company. In the event we are required or determine to pay amounts in connection with any such lawsuits, such amounts could exceed any applicable insurance coverage or contractual rights available to us. As a result, such lawsuits could be significant and have a material adverse impact on our business, financial condition, and results of operations.

Our and our vendors' systems containing personal information and payment card data of our retail store and eCommerce customers, employees and other third parties, could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.

We rely on the security of our networks, databases, systems and processes and, in certain circumstances, those of third parties, such as vendors, to protect our proprietary information and information about our customers, employees, and vendors. Criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have recently suffered serious data security breaches. If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, or modify our private and sensitive third-party information including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties, or employees as well as be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information. This could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

Our profitability may decline as a result of increasing pressure on margins, including deflationary pressures on our selling price and increases in production costs.
The apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment and changes in consumer demand. If these factors cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline. This could have a material adverse effect on our results of operations, liquidity, and financial condition. In addition, our product costs are subject to fluctuations in costs, such as manufacturing, cotton, labor, fuel, and transportation.

Our business is sensitive to overall levels of consumer spending, particularly in the young children apparel segment.

Consumers' demand for young children's apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending. Discretionary consumer spending is impacted by a number of factors such as the overall economy, employment levels, weather, gasoline and utility costs, business conditions, foreign currency exchange rates, availability of consumer credit, tax rates, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence. Reductions, or lower-than-expected growth, in the level of discretionary or overall consumer spending may have a material adverse effect on our sales and results of operations.

Our revenues, product costs and other expenses are subject to foreign economic and currency risks due to our operations outside of the U.S.

We have operations in Canada and Asia and our vendors, independent manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has seen significant volatility recently. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.

We source substantially all of our products through foreign production arrangements. Our dependence on foreign supply sources are subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.

We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our sourcing agent and directly through our Hong Kong sourcing office. Our foreign supply chain could be negatively affected due to a number of factors, including:

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

• changes in the U.S. customs procedures concerning the importation of apparel products;

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

• potential social compliance concerns resulting from our use of international vendors, independent manufacturers, and licensees, over whom we have limited control;

• manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods such as air-freight services;

• compliance with disclosure rules regarding the identification and reporting on the use of "conflict minerals" sourced from the Democratic Republic of the Congo or its surrounding countries in our products; and

• other events beyond our control that could interrupt our supply chain and delay receipt of our products into the U.S.

The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to get products to our customers.

A small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business, results of operations, and financial condition.

In fiscal 2015, we purchased approximately 59% of our products from ten vendors, of which approximately half comes from three vendors. We expect that we will continue to source a significant portion of our products from these vendors.  We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products.  If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors experience financial difficulties, lack of capacity or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.

We have limited control over our vendors and we may experience delays, product recalls, or loss of revenues if our products do not meet our quality standards.

Because we do not control our vendors, our vendors may not continue to provide products that are consistent with our standards. We have occasionally received, and may in the future continue to receive, shipments of product that fail to conform to our quality control standards. A failure in our quality control program may result in diminished product quality, which in turn may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.

Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the west coast of the U.S. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of our west coast port and unions have in the past resulted in a significant backlog of cargo containers. As a result, we have in the past experienced delays in the shipment of our products.  In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.

We may experience delays, product recalls, or loss of revenues if our products do not meet regulatory requirements.

Our products are subject to regulation of and regulatory standards with respect to quality and safety set by various governmental authorities around the world, including in the U.S., Canada, China, and the European Union. These regulations and standards may change from time to time. Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the compliance of merchandise we sell with these regulations and standards, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, and increased costs.

The loss of a sourcing agent or our inability to effectively source inventory directly could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.

As of January 2, 2016, one sourcing agent managed approximately 60% of our inventory purchases. Although we believe that other buying agents could be retained, or that we could procure some of the inventory directly, the loss of this buying agent could delay our ability to timely receive inventory supply and disrupt our business, which could result in a material adverse effect on our operating results. We source a significant amount of inventory directly and plan to continue to further increase such amounts. If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new vendors, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our quality control standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could have a material adverse effect on our operating results.

Profitability and our reputation and relationships could be negatively impacted if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.

There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image as well as our results of operations and financial condition.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

The baby and young children's apparel market is very competitive, and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly; take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adopt more aggressive pricing strategies than we can.

We expect to make significant capital investments and have significant expenses related to our multi-channel sales strategy and failure to execute our strategy could have a material adverse effect on our business, results of operations, and how we meet consumer expectations.

We distribute our products through multiple channels in the U.S. children's apparel market, which, as of January 2, 2016, included approximately 17,400 wholesale locations (including department stores, national chain and specialty stores, and discount retailers), 982 company-operated stores, and our website. As of January 2, 2016, we operated 835 stores in the U.S. Internationally, our products are sold via company-operated stores in Canada, which totaled 147 as of January 2, 2016, and in our international wholesale, licensing, and online channels. Our multi-channel strategy allows our customers to shop across all sales channels globally, and allows us to meet changing customer experience expectations.

This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Multi-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and counteract new developments and technology investments by our competitors. Our multi-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. If we are unable to attract and retain team members or contract with third-parties having the specialized skills needed to support our multi-channel efforts, implement improvements to our customer‑facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if carters.com, oshkosh.com, or our other customer‑facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable consistently meet our brand promise to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

Our retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.

A significant portion of our revenues are through our retail stores in leased retail locations across the U.S. and Canada. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations.

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

Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the U.S. and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our results of operations.

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

The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business include:
• risks associated with the failure of the computer systems, including those of third-party vendors, that operate our website including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
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

We cannot be sure that we can successfully complete any planned international expansion or that new international business will be profitable or meet our expectations. We do not have significant experience operating in markets outside of the U.S. and Canada. Consumer demand, behavior, tastes, and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may encounter differences in business culture and the legal environment that may make working with commercial partners and hiring and retaining an adequate employee base more challenging. We may also face difficulties integrating foreign business operations with our current operations. Any of these challenges could hinder our success in new markets. Our entry into new markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and such costs may be greater than expected. If our international expansion plans are unsuccessful, our results could be materially adversely affected.

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

As of January 2, 2016, we had $584.4 million aggregate principal amount of debt outstanding (excluding $7.7 million of outstanding letters of credit), and $307.9 million of undrawn availability under our senior secured revolving credit facility after giving effect to $7.7 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.

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

In addition, both our senior secured revolving credit facility and indenture governing the senior notes contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments, pay dividends or distributions on our capital stock, engage in mergers, dispose of assets and use the proceeds from any such dispositions, and raise debt or equity capital to be used to repay other indebtedness when it becomes due. These restrictions may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Our success is dependent upon retaining key individuals within the organization to execute our strategic plan.

Our ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, operations, and support function staffing is key to our success. If we are unable to attract and retain qualified individuals in these areas, this may result in an adverse impact on our growth and results of operations. Our inability to retain personnel could cause us to experience business disruption due to a loss of historical knowledge and a lack of business continuity and may adversely affect our results of operations, financial position, and cash flows.

Our failure to properly manage strategic projects in order to achieve our objectives may negatively impact our business.

The implementation of our business strategy periodically involves the execution of complex projects, which may require that we make significant estimates and assumptions about a project, and these projects could place significant demands on our accounting, financial, information and other systems and on our business overall. In addition, our ability to successfully implement such projects is dependent on management’s ability to manage these projects effectively and implement them successfully. For example, in fiscal 2015 we implemented our Rewarding Moments® rewards program to drive customer traffic, sales, and brand loyalty. If our estimates and assumptions about a project, such as our Rewarding Moments® program, are incorrect, or if we miscalculate the resources or time we need to complete a project or fail to implement a project effectively, our business and operating results could be adversely affected.

Failure to implement new information technology systems or needed upgrades to our systems, including operational and financial systems, could adversely affect our business.

As our business has grown in size, complexity, and geography, we have enhanced and upgraded our information technology infrastructure and we expect there to be a regular need for additional enhancements and upgrades if we continue to grow. Failure to implement new systems or upgrade systems, including operation and financial systems, as needed or complications encountered in implementing new systems or upgrading existing systems could cause disruptions that may adversely affect our business and results of operations. Further, additional investment needed to upgrade and expand our information technology infrastructure will require significant investment of additional resources and capital, which may not always be available or available on favorable terms.

Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.

We handle a large portion of our merchandise distribution for all of our stores, and our online retail operations from a single facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at the distribution facility (such as due to a high level of demand during peak periods) or because of natural disasters, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. In addition, we use an automated system that manages the order processing for our eCommerce business. In the event that this system becomes inoperable for any reason, we may be unable to ship direct-to-consumer orders in a timely manner, and as a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact our sales and profitability.

Our business could suffer a material adverse effect from extreme or unseasonable weather conditions.

Our business is susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could reduce demand and thereby would have an adverse effect on our operational results, financial position, and cash flows. In addition, extreme weather conditions in the areas in which our stores are located could negatively affect our business, operational results, financial position, and cash flows. Frequent or unusually heavy snowfall, ice storms, rainstorms, or other extreme weather conditions over an extended period could make it difficult for our customers to travel to our stores, which could negatively impact our operational results.

Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, consolidated financial condition or results of operations.

We must comply with various laws and regulations, including applicable employment and consumer protection laws. Our policies, procedures and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC and the New York Stock Exchange ("NYSE") as well as other laws. Our failure to comply with these various laws and regulations could have an adverse impact on our reputation, consolidated financial condition or results of operations. In addition, any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors or agents, we could experience delays in shipments and receipt of goods, or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect the our business and results of operations.

Our results of operations, financial position, and cash flows, and our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks.

Our ability to conduct business in new and existing international markets is subject to legal, regulatory, political, and economic risks. These include the burdens of complying with foreign laws and regulations, including trade and labor restrictions; unexpected changes in regulatory requirements; and new tariffs or other barriers in some international markets. Additionally, the U.S. Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws, prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with anti-bribery laws. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed by our employees, agents, or vendors. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to general political and economic risks in connection with our international operations, including political instability and terrorist attacks; differences in business culture; different laws governing relationships with employees and business partners; changes in diplomatic and trade relationships; and general economic fluctuations in specific countries or markets.

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

We are subject to income taxes in federal and applicable state and local tax jurisdictions in the U.S., Canada, and other foreign jurisdictions. We record tax expense based on our estimates of current and future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially impacted by changes in the mix and level of earnings.

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

The following sets forth information with respect to our key properties:

Location	Approx. floor space in square feet	Principal use	Lease expiration date
Braselton, Georgia	1,062,000	Distribution/warehousing	September 2026
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2018
Chino, California	413,000	Distribution/warehousing (1)	July 2017
Atlanta, Georgia	292,000	Corporate headquarters (2)	April 2030
Griffin, Georgia	224,000	Information technology	Owned
Fayetteville, Georgia	30,000	Information technology	September 2020
Cambridge, Ontario	277,000	Distribution/warehousing	March 2020
Cambridge, Ontario	37,000	Canadian corporate office (3)	June 2021
(1) This space is leased and operated by a third party service provider.
(2) The amount of space occupied is expected to increase to approximately 304,000 square feet by May 2016.
(3) In November 2015, we signed a lease for our new Canadian corporate office in Mississauga, Ontario. The new Canadian corporate office is expected to have approximately 28,000 square feet. During the second or third quarter of fiscal 2016, we expect to occupy the new Canadian corporate office and early terminate, without penalty, the lease on our existing Canadian corporate office.

At January 2, 2016, we operated 835 leased retail stores in 48 states in the U.S. and in Puerto Rico. In Canada, we operated 147 leased retail stores. The majority of the lease terms for our retail stores range between 5 and 10 years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

HISTORICAL STOCK PRICE AND NUMBER OF RECORD HOLDERS

Our common stock trades on the New York Stock Exchange under the symbol CRI. The last reported sale price per share of our common stock on February 19, 2016 was $87.47. On that date there were 194 holders of record of our common stock.

The following table sets forth for the fiscal years and quarters indicated the high and low sales prices per share of our common stock as reported by the New York Stock Exchange:

2015	High	Low
First quarter	$93.89	$80.98
Second quarter	$108.84	$91.92
Third quarter	$108.98	$87.67
Fourth quarter	$94.00	$84.08

2014	High	Low
First quarter	$77.97	$64.84
Second quarter	$79.36	$67.83
Third quarter	$83.52	$67.94
Fourth quarter	$87.31	$75.10

SHARE REPURCHASES

The following table provides information about shares repurchased through our repurchase program described below during the fourth fiscal quarter of 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 4, 2015 through October 31, 2015	131,263	$89.82	131,263	$95,007,894

November 1, 2015 through November 28, 2015	100,972	$87.65	100,100	$86,233,902

November 29, 2015 through January 2, 2016	127,900	$89.03	127,900	$74,847,185

Total	360,135		359,263

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 872 shares surrendered between October 4, 2015 and January 2, 2016.

(2)
Amounts purchased during the fiscal year were made in accordance with the share repurchase authorizations described in Note 8 to the accompanying audited consolidated financial statements contained in this Annual Report on Form 10-K.

Repurchase Program

In the second quarter of fiscal 2013, our Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. The total remaining capacity under the repurchase authorizations as of January 2, 2016 was approximately $74.8 million.

On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program. The new share repurchase authorization permits us to repurchase shares of our common stock up to $500 million, in addition to the approximate $74.8 million remaining at January 2, 2016 under previous authorizations described above.

Repurchases under the authorizations may be made in the open market or in privately-negotiated transactions, with the level and timing of such activity at the discretion of our management depending on market conditions, stock price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.

Open Market Purchases

During the fiscal year ended January 2, 2016, we repurchased and retired 1,154,288 shares with an average share price of $95.55 for an aggregate cost of approximately $110.3 million, in open market transactions.

DIVIDENDS

On February 24, 2016, our Board of Directors authorized a quarterly cash dividend payment of $0.33 per common share, payable on March 25, 2016 to shareholders of record at the close of business on March 11, 2016.

In fiscal 2015, we paid quarterly cash dividends of $0.22 per share each quarter. In fiscal 2014, we paid quarterly cash dividends of $0.19 per share each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities.

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

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial and other data has been derived from our consolidated financial statements for each of the five years presented. The following information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8-"Financial Statements and Supplementary Data" which includes the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or the respective prior fiscal years' Form 10-K.

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. All fiscal years for which financial information is set forth below contained 52 weeks, except for the fiscal year ended January 3, 2015, which contained 53 weeks.

	For the fiscal years ended
(dollars in thousands, except per share data)	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011

Operating Data:
Retail sales - Carter's	$1,151,268	$1,087,165	$954,160	$818,909	$671,590
Wholesale sales - Carter's	1,107,706	1,081,888	1,035,420	981,445	939,115
Retail sales - OshKosh	363,087	335,140	289,311	283,343	280,900
Wholesale sales - OshKosh	65,607	73,201	74,564	79,752	81,888
International	326,211	316,474	285,256	218,285	136,241
Total net sales	$3,013,879	$2,893,868	$2,638,711	$2,381,734	$2,109,734
Cost of goods sold	$1,755,855	$1,709,428	$1,543,332	$1,443,786	$1,417,456

Gross profit (a)	$1,258,024	$1,184,440	$1,095,379	$937,948	$692,278
Operating income (b)	$392,857	$333,345	$264,151	$261,986	$187,466
Income before income taxes	$368,188	$302,906	$249,465	$255,391	$180,888
Net income	$237,822	$194,670	$160,407	$161,150	$114,016

Per Common Share Data:
Basic net income	$4.55	$3.65	$2.78	$2.73	$1.96
Diluted net income	$4.50	$3.62	$2.75	$2.69	$1.94
Balance Sheet Data:
Working capital (c)	$868,747	$793,487	$701,242	$713,468	$629,394
Total assets	$2,009,113	$1,893,096	$1,812,484	$1,630,109	$1,402,709
Total debt	$584,431	$586,000	$586,000	$186,000	$236,000
Stockholders' equity	$875,051	$786,684	$700,731	$985,479	$805,709
Cash Flow Data:
Net cash provided by operating activities	$307,987	$282,397	$209,696	$278,619	$81,074
Net cash (used in) investing activities	$(103,425)	$(104,732)	$(220,532)	$(83,392)	$(106,692)
Net cash (used in) provided by financing activities	$(162,005)	$(122,438)	$(84,658)	$(46,317)	$11,505
Other Data:
Capital expenditures	$103,497	$103,453	$182,525	$83,398	$45,495
Dividend declared and paid per common share	$0.88	$0.76	$0.48	$—	$—

NOTES TO SELECTED FINANCIAL DATA

(a)
Gross profit in fiscal 2011 includes $6.7 million in additional expenses related to the amortization of the fair value step-up of inventory acquired as a result of the acquisition of our former licensee, Bonnie Togs, in 2011.

(b)The following selling, general, & administrative expenses were included in the calculation of operating income:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
Amortization of H.W. Carter and Sons tradenames	$6,239	$16,437	$13,588	$—	$—
Workforce reduction, facility write-down, and closure costs	$—	$9,126	$38,214	$9,490	—
Accretion and adjustment of contingent consideration	$1,886	$1,348	$2,825	$3,589	2,484
Acquisition-related charges	$—	$—	$—	$—	3,050

(c)	Represents total current assets less total current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form 10-K. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the "Risk Factors" in Item 1A of this Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K.

Fiscal Year

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2015, which ended on January 2, 2016, contained 52 weeks. Fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2013, which ended on December 28, 2013, contained 52 weeks.

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

Our Business

We are the largest branded marketer in the U.S. and Canada of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh ("OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children sizes newborn to 12, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe the brands provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

In the U.S., our brands compete in the $20.5 billion children's apparel market, for children ages zero to seven. In 2015, our Carter's brand was the largest brand with a 14.6% market share and our OshKosh brand had a 2.3% market share. We offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. Our distribution strategy enables us to reach a broad range of consumers across various channels, socio-economic groups, and geographic regions.

We distribute our products through multiple channels of distribution in the U.S. children's apparel market, which, as of January 2, 2016, includes approximately 17,400 wholesale locations (including department stores, national chain stores, specialty stores, and discount retailers), 982 Company-operated stores, and our websites. As of January 2, 2016, we operated 594 Carter's and 241 OshKosh stores in the U.S. As of January 2, 2016, our products were sold through 147 Company-operated stores in Canada in addition to our international wholesale, licensing, and online channels.

We operate "side-by-side" locations wherein adjacent retail stores for our Carter's and OshKosh brands are connected, allowing customers to shop for both brands in a single location. Each "side-by-side" location is counted as one Carter's retail store and one OshKosh retail store. As of January 2, 2016, the U.S. store count data presented in the preceding paragraph includes 97 such "side-by-side" locations for both Carter's and OshKosh.

Segments

The five segments we use to manage and evaluate our performance are: Carter's Retail, Carter's Wholesale, OshKosh Retail, OshKosh Wholesale, and International. These segments are our operating and reportable segments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of fiscal year:

	For the fiscal years ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
Net sales
Carter’s Retail	38.2%	37.6%	36.2%
Carter’s Wholesale	36.8%	37.4%	39.2%
Total Carter’s (U.S.)	75.0%	75.0%	75.4%
OshKosh Retail	12.0%	11.6%	11.0%
OshKosh Wholesale	2.2%	2.5%	2.8%
Total OshKosh (U.S.)	14.2%	14.1%	13.8%
International	10.8%	10.9%	10.8%
Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	58.3%	59.1%	58.5%
Gross profit	41.7%	40.9%	41.5%
Selling, general, and administrative expenses	30.2%	30.8%	32.9%
Royalty income	(1.5)%	(1.4)%	(1.4)%
Operating income	13.0%	11.5%	10.0%
Interest expense	0.9%	1.0%	0.5%
Interest income	n/m	n/m	n/m
Other (income) expense, net	(0.1)%	0.1%	n/m
Income before income taxes	12.2%	10.4%	9.5%
Provision for income taxes	4.3%	3.7%	3.4%
Net income	7.9%	6.7%	6.1%

Number of retail stores at end of fiscal year:
Carter’s - U.S.	594	531	476
OshKosh - U.S.	241	200	181
International	147	124	117
Total	982	855	774

n/m - rounds to less than 0.1%, therefore not material.

Note: Results may not be additive due to rounding.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

STORE COUNT DATA

		Carter's Retail	OshKosh Retail	Canada	Total

Fiscal 2014:	Openings	61	27	23	111
	Closings	6	8	1	15

Fiscal 2015:	Openings	67	47	23	137
	Closings	4	6	—	10

Projections for fiscal 2016:	Openings	60	52	19	131
	Closings	4	5	1	10

Most all of the OshKosh retail store openings included in the above table are in a "side-by-side" format with a Carter's retail store.

COMPARABLE SALES METRICS

Our comparable store sales metrics include sales for all stores and eCommerce websites that were open during the comparable fiscal period, including remodeled stores and certain relocated stores. A store becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations.

Our fiscal years 2015 and 2013 each contained 52 weeks, while our fiscal year 2014 contained 53 weeks. When presenting U.S. and Canada comparable retail sales, the following adjustments to sales metrics were used to align periods for comparability:

•	When comparing 2015 to 2014, comparable 52-week periods were used; and

•	When comparing 2014 to 2013, comparable 53-week periods were used.

However, in all other discussion and analysis related to fiscal years 2015, 2014, and 2013, the net sales amounts are based on the same fiscal-year periods used to prepare the consolidated financial statements.

The method of calculating sales metrics varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.

FISCAL YEAR ENDED JANUARY 2, 2016 (52 WEEKS) COMPARED TO FISCAL YEAR ENDED JANUARY 3, 2015 (53 WEEKS)

U.S. COMPARABLE RETAIL SALES

The following table presents the percentage changes for our U.S. direct-to-consumer ("DTC") comparable sales:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

U.S. Direct-to-Consumer Comparable Sales

Change from 2014 to 2015
Increase (Decrease)
	Carter's Retail	OshKosh Retail

Stores	(3.1)%	(2.5)%
eCommerce	+18.9%	+24.0%
Total DTC	+1.2%	+2.4%

The decreases in Carter's Retail and OshKosh Retail comparable store sales during the 2015 period were primarily due to decreases in the number of transactions and the average price per unit.

During the 2015 period, we believe that total DTC comparable sales were negatively impacted by lower demand from international tourists shopping in our U.S. stores and eCommerce websites, likely resulting from the strength of the U.S. dollar relative to other global currencies.

The increases in eCommerce comparable sales during the 2015 period were primarily due to an increase in the number of transactions.

CONSOLIDATED NET SALES

Compared to fiscal 2014, consolidated net sales in fiscal 2015 increased $120.0 million, or 4.1%, to $3.0 billion. This improvement was primarily due to sales growth in all of our segments except OshKosh Wholesale. The 53rd week in fiscal 2014 contributed approximately $44.1 million in additional consolidated net sales in fiscal 2014. Fiscal 2015 contained 52 weeks. Changes in foreign currency exchange rates in fiscal 2015 as compared to fiscal 2014 negatively impacted consolidated net sales by approximately $35.1 million, or 1.2%.

	For the fiscal years ended
(dollars in thousands)	January 2, 2016 (52 weeks)	% of Total Net Sales	January 3, 2015 (53 weeks)	% of Total Net Sales
Net sales:
Carter’s Retail	$1,151,268	38.2%	$1,087,165	37.6%
Carter’s Wholesale	1,107,706	36.8%	1,081,888	37.4%
Total Carter’s (U.S.)	2,258,974	75.0%	2,169,053	75.0%

OshKosh Retail	363,087	12.0%	335,140	11.6%
OshKosh Wholesale	65,607	2.2%	73,201	2.5%
Total OshKosh (U.S.)	428,694	14.2%	408,341	14.1%
International	326,211	10.8%	316,474	10.9%
Total net sales	$3,013,879	100.0%	$2,893,868	100.0%

CARTER’S RETAIL SALES (U.S.)

Carter’s Retail net sales increased $64.1 million, or 5.9%, in fiscal 2015 to $1.2 billion. The change in fiscal 2015 was primarily driven by an/a:

•	Increase of $68.9 million from new store openings;

•	Increase of $38.5 million in eCommerce sales;

•	Decrease of $25.9 million in comparable store sales; and

•	Decrease of $4.0 million due to the impact of store closings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The 53rd week of fiscal 2014 contributed additional net sales of approximately $13.7 million to fiscal 2014.

CARTER’S WHOLESALE SALES (U.S.)

Carter’s Wholesale net sales increased $25.8 million, or 2.4%, in fiscal 2015 to $1.1 billion. Compared to fiscal 2014, the 2015 growth reflected a 1.5% increase in average price per unit and a 0.9% increase in units shipped, primarily driven by increased seasonal product demand, a new playwear initiative, and favorable replenishment trends. The 53rd week of fiscal 2014 contributed approximately $19.4 million in additional net sales to fiscal 2014.

OSHKOSH RETAIL SALES (U.S.)

OshKosh Retail net sales increased $27.9 million, or 8.3%, in fiscal 2015 to $363.1 million. The growth in net sales in fiscal 2015 was primarily driven by an/a:

•	Increase of $30.9 million from new store openings;

•	Increase of $14.2 million in eCommerce sales;

•	Decrease of $6.5 million in comparable store sales; and

•	Decrease of $6.0 million due to the impact of store closings.
The 53rd week of fiscal 2014 contributed additional net sales of approximately $4.8 million to fiscal 2014.

OSHKOSH WHOLESALE SALES (U.S.)

OshKosh Wholesale net sales decreased $7.6 million, or 10.4%, in fiscal 2015 to $65.6 million. Compared to fiscal 2014, this decrease reflected a 15.8% decline in units shipped, partially offset by a 5.4% increase in the average price per unit, primarily driven by lower seasonal bookings and a decline in sales to the off-price channel. The 53rd week of fiscal 2014 contributed additional net sales of approximately $1.9 million to fiscal 2014.

INTERNATIONAL SALES

Net sales in our International segment include our Canada operations, wholesale sales to our international licensees, China eCommerce and other international eCommerce sales.

International net sales increased $9.7 million, or 3.1%, in fiscal 2015 to $326.2 million. Changes in foreign currency exchange rates in fiscal 2015 as compared to fiscal 2014, primarily between the U.S. dollar and the Canadian dollar, negatively impacted the International segment net sales by approximately $35.1 million, or 11.1%.

This overall increase in sales for fiscal 2015 primarily reflected an/a:

•	Increase of $9.6 million from international wholesale locations, excluding Canada;

•	Increase of $7.2 million from eCommerce driven primarily by our Canadian website;

•	Increase of $6.9 million from our Canadian retail stores;

•	Increase of $5.9 million from eCommerce primarily due to the 2015 launch of our website in China;

•	Decrease of $15.0 million in our wholesale business primarily due to the Target Canada bankruptcy that occurred in early 2015; and

•	Decrease of $4.4 million related to the exit of retail operations in Japan during the first quarter of fiscal 2014.

The changes noted above include approximately $4.3 million of additional net sales that occurred in the 53rd week of fiscal 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparable store sales, which were measured based on aligned years as previously discussed, in Canada increased 6.4% during the 2015 compared to 2014. Because 2014 did not contain a full year of sales from our Canadian eCommerce website, comparable eCommerce metrics are not presented for 2015.

GROSS PROFIT AND GROSS MARGIN

Our consolidated gross profit increased $73.6 million, or 6.2%, to $1.3 billion in fiscal 2015, primarily due to increased sales. Consolidated gross margin increased from 40.9% in fiscal 2014 to 41.7% in fiscal 2015. The increase was primarily attributable to margin improvements in our domestic wholesale and international segments.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross profit and gross margin may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in fiscal 2015 increased $19.0 million, or 2.1%, to $909.2 million. As a percentage of consolidated net sales, consolidated SG&A expenses decreased from 30.8% in fiscal 2014 to 30.2% in fiscal 2015.

The decrease in SG&A expenses, as a percentage of net sales, in fiscal 2015 primarily reflected a:

•	$10.2 million decrease in amortization expense for the H.W. Carter & Sons trademarks;

•	$6.7 million decrease in provisions for doubtful receivables;

•	$6.6 million decrease in expenses associated with office consolidations occurring in prior periods;

•	$6.5 million decrease in expenses for legal and consulting services;

•	$6.3 million decrease in fulfillment and distribution expenses;

•	$4.0 million decrease in expenses related to our exit from Japan retail operations in the first quarter of fiscal 2014; and

•	$2.0 million decrease in incentive compensation expenses;
which were partially offset by a:

•	$29.8 million increase in expenses related to retail store operations, primarily due to new stores;

•	$10.5 million increase in expenses related to marketing and brand management;

•	$6.3 million increase in insurance and other benefits primarily due to higher health insurance costs; and

•	$1.8 million increase in the Company's match of 401(k) contributions due to higher employee participation.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands increased $4.9 million, or 12.5%, to $44.1 million in fiscal 2015. The increase in fiscal 2015 primarily reflected growth in both our domestic Carter's and OshKosh licensing revenues, along with the timing of favorable settlements with our licensees in the first half of fiscal 2015.

OPERATING INCOME

Compared to fiscal 2014, consolidated operating income for fiscal 2015 increased $59.5 million, or 17.9%, to $392.9 million. Consolidated operating margin increased from 11.5% in fiscal 2014 to 13.0% in fiscal 2015. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses during fiscal 2015:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Unallocated Corporate Expenses	Total
Operating income (loss) for fiscal 2014	$185,463	$211,297	$8,842	$8,210	$39,470	$(119,937)	$333,345
Increase (decrease) in:
Gross profit	32,872	20,214	2,114	12,073	7,974	(1,663)	73,584
Royalty income	1,832	1,627	1,438	969	(956)	—	4,910
SG&A expenses	(12,330)	34,098	(876)	9,321	(516)	(10,715)	18,982
Operating income (loss) for fiscal 2015	$232,497	$199,040	$13,270	$11,931	$47,004	$(110,885)	$392,857

The following table summarizes the operating margin for each of our five operating segments in fiscal 2014 and fiscal 2015, as well as the primary drivers of the change in operating margin between those two periods. Each driver is presented in terms of the difference in that driver's margin (based on net sales) between fiscal 2014 and fiscal 2015, in each case expressed in basis points ("bps").

	Carter's Retail	Carter's Wholesale	OshKosh Retail	OshKosh Wholesale	International
Operating margin for fiscal 2014	19.4%	17.1%	2.4%	12.1%	12.5%
Favorable (unfavorable) bps changes in fiscal 2015:
Gross profit	(130) bps	240 bps	(40) bps	540 bps	110 bps
Royalty income	10 bps	10 bps	20 bps	350 bps	(40) bps
SG&A expenses	(90) bps	140 bps	110 bps	(80) bps	120 bps
Operating margin for fiscal 2015	17.3%	21.0%	3.3%	20.2%	14.4%
	(a)	(b)	(c)	(d)	(e)

(a) Carter's Retail operating income in fiscal 2015 decreased $12.3 million, or 5.8%, from fiscal 2014 to $199.0 million. The segment's operating margin decreased 210 bps from 19.4% in fiscal 2014 to 17.3% in fiscal 2015. The primary drivers of the change in the operating margin were a:

•	130 bps decrease in gross profit primarily due to lower average price per unit; and

•	90 bps increase in SG&A expenses mainly due to a:

•	60 bps increase in marketing expenses; and

•	50 bps increase in expenses associated with new stores.

(b) Carter's Wholesale operating income in fiscal 2015 increased $47.0 million, or 25.4%, from fiscal 2014 to $232.5 million. The segment's operating margin increased 390 bps from 17.1% in fiscal 2014 to 21.0% in fiscal 2015. The primary drivers of the change in the operating margin were a:

•
240 bps increase in gross profit primarily due to strong demand and product performance, supply chain efficiencies, favorable product costs, and higher average price per unit as a result of product mix; and

•	140 bps decrease in SG&A expenses consisting primarily of a:

•	100 bps decrease in distribution and other expenses driven by efficiencies at our Braselton, Georgia distribution center; and

•	20 bps decrease related to provisions for accounts receivable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(c) OshKosh Retail operating income in fiscal 2015 increased $3.7 million, or 45.3%, from fiscal 2014 to $11.9 million. The segment's operating margin increased 90 bps from 2.4% in fiscal 2014 to 3.3% in fiscal 2015. The primary drivers of the change in the operating margin were a:

•	110 bps decrease in SG&A expenses primarily due to a:

•	70 bps decrease in retail administration expenses;

•	60 bps decrease in fulfillment and distribution expenses; and

•	40 bps increase in marketing expenses;

•	20 bps increase in royalty income from our licensees; and

•	40 bps decrease in gross profit due to lower average price per unit.

(d) OshKosh Wholesale operating income in fiscal 2015 increased $4.4 million, or 50.1%, from fiscal 2014 to $13.3 million. The segment's operating margin increased 810 bps from 12.1% in fiscal 2014 to 20.2% in fiscal 2015. The primary drivers of the change in the operating margin were a:

•	540 bps increase in gross profit primarily due to favorable product costs and a higher average price per unit as a result of product mix;

•	350 bps increase in royalty income primarily due to sales growth from our licensees; and

•	80 bps increase in SG&A expenses primarily due to a:

•	190 bps increase in customer service expenses; and

•	80 bps decrease in distribution and freight expenses.

(e) International operating income in fiscal 2015 increased $7.5 million, or 19.1%, from fiscal 2014 to $47.0 million. This segment's operating margin increased 190 bps from 12.5% in fiscal 2014 to 14.4% in fiscal 2015. The primary drivers of the change in the operating margin were a:

•	110 bps increase in gross profit driven primarily by growth in our eCommerce channel;

•	40 bps decrease in royalty income; and

•	120 bps decrease in SG&A expenses consisting mainly of a:

▪	210 bps decrease due to the exit of retail operations in Japan in the first quarter of fiscal 2014;

▪	60 bps decrease in customer service expenses;

▪	40 bps decrease related to provisions for accounts receivable;

▪	90 bps increase in retail expenses associated with new stores in Canada;

▪	60 bps increase in marketing expenses; and

▪	60 bps increase in distribution and freight expenses.

Unallocated corporate expenses decreased by $9.1 million, from $119.9 million in fiscal 2014 to $110.9 million in fiscal 2015. Unallocated corporate expenses as a percentage of consolidated net sales decreased from 4.1% in fiscal 2014 to 3.7% in fiscal 2015. The decrease primarily reflected a/an:

•	Decrease of $10.2 million in amortization expense for the H.W. Carter & Sons tradenames;

•	Decrease of $6.6 million in expenses related to office consolidations that occurred in prior periods;

•	Decrease of $4.0 million in administrative and legal expenses;

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Increase of $8.0 million in insurance and other benefits, primarily driven by higher employee health insurance costs and higher 401-K match expense due to higher employee participation; and

•	Increase of $4.2 million in expenses related to information technology.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in fiscal 2015 decreased $0.6 million from fiscal 2014 to $27.0 million. Weighted-average borrowings for fiscal 2015 were $585.9 million at an effective interest rate of 4.59%, compared to weighted-average borrowings for fiscal 2014 of $586.0 million at an effective interest rate of 4.68%. The decrease in the effective interest rate for fiscal 2015 compared to fiscal 2014 was due primarily to a lower interest rate on the U.S. borrowings outstanding under our amended revolving credit agreement, partially offset by a higher interest rate on the new Canadian portion of the outstanding borrowings on our amended revolving credit agreement and higher debt issuance costs.

During fiscal 2015, we amended our revolving credit agreement to, among other things, achieve better pricing terms. The change in weighted-average borrowings between fiscal 2015 and fiscal 2014 was due solely to changes in foreign currency exchange rates between the U.S. and Canadian dollars.

OTHER EXPENSE, NET

Other expense (income), net is comprised primarily of net gains and losses on foreign currency transactions and foreign currency contracts. The amounts related to foreign currency represented a gain of $1.8 million for fiscal 2015 and a loss of $3.2 million for fiscal 2014.

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, in fiscal 2015 our Canadian subsidiary began using foreign currency forward contracts to hedge currency exposure on purchases that are made in U.S. dollars, primarily for inventory.

INCOME TAXES

Our consolidated effective tax rates for fiscal 2015 and 2014 were 35.4% and 35.7%, respectively.

NET INCOME

Our consolidated net income for fiscal 2015 increased $43.2 million, or 22.2%, to $237.8 million as compared to $194.7 million in fiscal 2014, due to the factors previously discussed.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FISCAL YEAR ENDED JANUARY 3, 2015 (53 WEEKS) COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 2013 (52 WEEKS)

U.S. COMPARABLE RETAIL SALES

The following table presents the percentage changes for our U.S. DTC comparable sales which were measured based on aligned years as previously discussed:

U.S. Direct-to-Consumer Comparable Sales

Change from 2013 to 2014
Increase (Decrease)
	Carter's Retail	OshKosh Retail

Stores	(1.0)%	+3.3%
eCommerce	+26.1%	+27.4%
Total DTC	+3.7%	+7.3%

The increases in eCommerce comparable sales during the 2014 period were primarily due to an increase in the number of transactions.

CONSOLIDATED NET SALES

Compared to fiscal 2013, consolidated net sales in fiscal 2014 increased $255.2 million, or 9.7%, to 2.9 billion. The growth primarily reflected strength in both our Carter's segments and in our OshKosh Retail segment. The 53rd week in fiscal 2014 contributed approximately $44.1 million in additional consolidated net sales. Changes in foreign currency exchange rates in fiscal 2014 as compared to fiscal 2013 negatively impacted consolidated net sales by approximately $16.0 million, or 0.6%.

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

CARTER’S RETAIL SALES

Carter’s Retail net sales increased $133.0 million, or 13.9%, in fiscal 2014 to $1.1 billion. The increase in fiscal 2014 was primarily driven by an/a:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Increase of $87.7 million from new store openings;

•	Increase of $43.2 million in eCommerce sales;

•	Decrease of $9.0 million in comparable store sales driven by a decline in the number of transactions;

•	Decrease of $3.3 million due to the impact of store closings; and

•	Increase of $13.7 million in incremental net sales during the 53rd week of fiscal 2014, exclusive of the other factors noted above.

CARTER’S WHOLESALE SALES

Carter’s Wholesale net sales increased $46.5 million, or 4.5%, in fiscal 2014 to $1.1 billion. This growth was reflected a 3.9% increase in average price per unit and a 0.6% increase in units shipped, as compared to fiscal 2013. Additionally, the 53rd week in fiscal 2014 contributed approximately $19.4 million in additional net sales to the Carter's Wholesale segment.

OSHKOSH RETAIL SALES

OshKosh Retail net sales increased $45.8 million, or 15.8%, in fiscal 2014 to $335.1 million. The growth in net sales in fiscal 2014 was primarily driven by an/a:

•	Increase of $25.4 million from new store openings;

•	Increase of $12.7 million in eCommerce sales;

•	Increase of $7.0 million in comparable store sales driven by an increase in the average transaction value;

•	Decrease of $4.4 million due to the impact of store closings; and

•	Increase of $4.8 million in incremental net sales during the 53rd week of fiscal 2014, exclusive of the other factors noted above.

OSHKOSH WHOLESALE SALES

OshKosh Wholesale net sales decreased $1.4 million, or 1.8%, in fiscal 2014 to $73.2 million. Compared to fiscal 2013, the decrease in wholesale net sales reflected a 2.6% decline in units shipped, partially offset by a 0.8% increase in average price per unit. Additionally, the 53rd week in fiscal 2014 contributed approximately $1.9 million in net sales to our OshKosh wholesale segment.

INTERNATIONAL SALES

Net sales in our International segment included our Canada and Japan retail operations, Canada wholesale sales, international eCommerce, and wholesale sales.

International net sales increased $31.2 million, or 10.9%, in fiscal 2014 to $316.5 million. This overall increase in net sales for fiscal 2014 reflected:

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

These increases were partially offset by an $11.5 million decrease in our retail operations in Japan, which we substantially exited in the first quarter of fiscal 2014. Changes in foreign currency exchange rates in fiscal 2014 as compared to fiscal 2013 negatively impacted the International segment's net sales by approximately $16.0 million, or 5.7%. Additionally, sales that occurred during the 53rd week of fiscal 2014 totaled $4.3 million for our International segment.

Comparable store sales in Canada declined 3.4% in fiscal 2014, which reflected the combined growth in the Carter's and OshKosh branded products that was more than offset by the discontinuation of the legacy Bonnie Togs private label brands.

GROSS PROFIT AND GROSS MARGIN

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

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in fiscal 2014 increased $21.8 million, or 2.5%, to $890.3 million. As a percentage of consolidated net sales, consolidated SG&A expenses decreased from 32.9% in fiscal 2013 to 30.8% in fiscal 2014.

The decrease in consolidated SG&A expenses, as a percentage of consolidated net sales, in fiscal 2014 primarily reflected a:

•	$26.6 million decrease in expenses associated with the office consolidation;

•	$13.0 million decrease in associated with our exit from Japan retail operations in the first quarter of 2014;

•	$7.7 million decrease in marketing expenses;

•	$3.3 million decrease in expenses associated with insurance and other employee benefits; and

•	$1.0 million decrease in incentive compensation expenses.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands increased $1.9 million, or 5.1%, to $39.2 million in fiscal 2014.

OPERATING INCOME

Compared to 2013, consolidated operating income increased $69.2 million, or 26.2%, to $333.3 million in fiscal 2014. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses during fiscal 2014:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Unallocated Corporate Expenses	Total
Operating income (loss) for fiscal 2013	$185,501	$181,169	$9,796	$(1,433)	$40,641	$(151,523)	$264,151
Increase (decrease) in:
Gross profit	2,240	63,458	(1,125)	21,210	2,070	1,208	89,061
Royalty income	(508)	1,297	263	316	536	—	1,904
SG&A expenses	1,770	34,627	92	11,883	3,777	(30,378)	21,771
Operating income (loss) for fiscal 2014	$185,463	$211,297	$8,842	$8,210	$39,470	$(119,937)	$333,345

The following table summarizes the operating margin for each of our five operating segments in fiscal 2013 and fiscal 2014, as well as the primary drivers of the change in operating margin between those two periods. Each driver is presented in terms of the difference in that driver's margin (based on net sales) between fiscal 2013 and fiscal 2014, in each case expressed in basis points ("bps").

	Carter's Retail	Carter's Wholesale	OshKosh Retail	OshKosh Wholesale	International
Operating margin for fiscal 2013	19.0%	17.9%	(0.5)%	13.1%	14.2%
Favorable (unfavorable) bps change in fiscal 2014:
Gross profit	(90) bps	(100) bps	(20) bps	(120) bps	(400) bps
Royalty income	-	(10) bps	-	60 bps	-
SG&A expenses	130 bps	30 bps	310 bps	(40) bps	230 bps
Operating margin for fiscal 2014	19.4%	17.1%	2.4%	12.1%	12.5%
	(a)	(b)	(c)	(d)	(e)

(a) Carter's Retail operating income in fiscal 2014 increased $30.1 million, or 16.6%, from fiscal 2013 to $211.3 million. The segment's operating margin increased 40 bps from 19.0% in fiscal 2013 to 19.4% in fiscal 2014. The primary drivers of the change in the operating margin were a:

•	130 bps decrease in SG&A expenses due primarily to a/an:

•	120 bps decrease in distribution and freight expenses;

•	40 bps decrease in marketing expenses due to the absence of television advertising in fiscal 2014;

•	40 bps increase in administrative expenses; and

•	90 bps decrease in gross profit primarily due to less favorable product costs.

(b) Carter's Wholesale operating income was $185.5 million for both fiscal 2014 and fiscal 2013. The segment's operating margin decreased 80 bps from 17.9% in fiscal 2013 to 17.1% in fiscal 2014. The primary drivers of the change in the operating margin were a:

•	100 bps decrease in gross profit primarily due to less favorable product costs, partially offset by lower air freight related to inventory; and

•	30 bps decrease in SG&A expenses consisting primarily of a:

•	50 bps decrease in administrative expenses primarily due to cost savings from the office consolidation;

•	30 bps decrease in marketing expenses primarily due to the absence of television advertising in fiscal 2014; and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	60 bps increase in distribution costs.

(c) OshKosh Retail operating income in fiscal 2014 increased $9.6 million from fiscal 2013 to $8.2 million. The segment's operating margin increased 290 bps from (0.5)% in fiscal 2013 to 2.4% in fiscal 2014. The primary drivers of the change in the operating margin were a:

•	310 bps decrease in SG&A expenses consisting primarily of a:

•	250 bps decrease in retail store and eCommerce operating expenses;

•	60 bps decrease in marketing expenses; and

•	20 bps decrease in gross profit due primarily to less favorable product costs.

(d) OshKosh Wholesale operating income in fiscal 2014 decreased $1.0 million, or 9.7%, from fiscal 2013 to $8.8 million. The segment's operating margin decreased 100 bps from 13.1% in fiscal 2013 to 12.1% in fiscal 2014. The primary drivers of the change in the operating margin were a:

•	120 bps decrease in gross profit mainly due to less favorable product costs, inventory provisions, and increased promotional pricing;

•	60 bps increase in royalty income; and

•	40 bps increase in SG&A expenses primarily due to a:

▪	120 bps increase in distribution and freight costs;

▪	60 bps increase in administrative expenses; and

▪	160 bps decrease in marketing expenses primarily due to less advertising in fiscal 2014.

(e) International operating income in fiscal 2014 decreased $1.2 million, or 2.9%, from fiscal 2013 to $39.5 million. This segment's operating margin decreased 170 bps from 14.2% in fiscal 2013 to 12.5% in fiscal 2014. The primary drivers of the change in the operating margin were a:

•	400 bps decrease in gross profit primarily due to less favorable product costs and increased promotional pricing;

•	230 bps decrease in SG&A expenses due primarily to a:

•	250 bps decrease in retail administration expenses due to the exit of retail operations in Japan;

•	130 bps decrease in operating expenses related to our retail store and eCommerce; and
•120 bps increase in distribution and freight expenses.

Unallocated corporate expenses decreased by $31.6 million, from $151.5 million in fiscal 2013 to $119.9 million in fiscal 2014. Unallocated corporate expenses as a percentage of consolidated net sales decreased from 5.7% in fiscal 2013 to 4.1% in fiscal 2014. The decrease in unallocated corporate expenses primarily reflected a:

•	Decrease of $26.6 million in expenses related to the completion of office consolidation and facility closures; and

•	Decrease of $3.3 million in insurance and other employee benefits.

INTEREST EXPENSE

Interest expense in fiscal 2014 increased $14.2 million from fiscal 2013 to $27.7 million. Weighted-average borrowings for fiscal 2014 were $586.0 million at an effective interest rate of 4.68%, compared to weighted-average borrowings for fiscal 2013 of $338.7 million at an effective interest rate of 3.92%. The increase in the effective interest rate (which includes the effect of the amortization of debt issuance costs) was primarily the result of a full year of interest expense in fiscal 2014 on the $400 million senior notes that were issued in the third quarter of 2013 at an interest rate of 5.25%.

Our financial results are subject to risks from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. As of January 3, 2015, our outstanding variable rate debt aggregated $186.0 million. An increase or

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

decrease of 1% in the applicable rate for our weighted-average borrowings would have increased or decreased our fiscal 2014 interest expense by approximately $1.9 million.

OTHER EXPENSE, NET

Other expenses, net, in fiscal 2014 increased $1.3 million, or 66.3% from fiscal 2013 to $3.2 million primarily due to higher foreign currency losses in fiscal 2014.

INCOME TAXES

Our consolidated effective tax rate for both fiscal 2014 and fiscal 2013 was 35.7%.

NET INCOME

Our consolidated net income for fiscal 2014 increased $34.3 million, or 21.4%, to $194.7 million as compared to $160.4 million in fiscal 2013 due to the cumulative impact of all the factors previously discussed.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Part I, Item 1.A., Risk Factors, in this Annual Report on Form 10-K for the fiscal 2015 year ended January 2, 2016.

As of January 2, 2016, we had approximately $381.2 million of cash and cash equivalents in major financial institutions, including approximately $40.8 million in financial institutions located outside of the U.S. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at January 2, 2016 were $207.6 million compared to $184.6 million at January 3, 2015. The increase of $23.0 million, or 12.5%, as compared to January 3, 2015 primarily reflected higher sales in fiscal 2015 and higher non-trade receivables such as supply chain rebates and tenant allowances. Net accounts receivable at January 3, 2015 were $184.6 million compared to $193.6 million at December 28, 2013. The decrease of $9.0 million, or 4.7%, primarily reflected a decrease in other receivables primarily related to the 2014 collection of tenant improvement allowances for the new corporate headquarters facility.

Inventories at January 2, 2016 were $469.9 million compared to $444.8 million at January 3, 2015. The increase of $25.1 million, or 5.6%, as compared to January 3, 2015, primarily reflected business growth, partially offset by lower product costs. Inventories at January 3, 2015 were $444.8 million compared to $417.8 million at December 28, 2013. The increase of $27.0 million, or 6.5%, compared to December 28, 2013 primarily reflected an increase in inventory levels to support business growth and higher product costs as compared to the prior year.

CASH FLOW

Net cash provided by operating activities for fiscal 2015 was $308.0 million compared to net cash provided by operating activities of $282.4 million in fiscal 2014. The increase in operating cash flow primarily reflected an increase in net income

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and favorable timing of payments for accounts payable, partially offset by higher outstanding accounts receivable at the end of fiscal year 2015 as compared to at the end of fiscal 2014.

Net cash provided by operating activities for fiscal 2014 was $282.4 million compared to net cash provided by operating activities of $209.7 million in fiscal 2013. This increase in operating cash flow for fiscal 2014 primarily reflected an increase in net income and favorable changes in net working capital. The timing of payments and receipts in the normal course of business can impact our working capital.

Our capital expenditures were approximately $103.5 million in fiscal 2015 reflecting expenditures of $66.7 million for our U.S. and international retail store openings and remodelings, $19.5 million for information technology initiatives, $6.3 million for the Braselton, Georgia distribution facility, and $4.9 million for wholesale fixtures.

Our capital expenditures were approximately $103.5 million in fiscal 2014 compared to $182.5 million in fiscal 2013. Expenditures in fiscal 2014 primarily reflected expenditures of $56.5 million for our U.S. and international retail store openings and remodelings, $19.6 million for information technology initiatives, $18.2 million for the Braselton, Georgia distribution facility, and $8.5 million for the new corporate headquarters facility.

We plan to invest approximately $115 million in capital expenditures in fiscal 2016, primarily for U.S. and international retail store openings and remodelings, and information technology initiatives.

Net cash used in financing activities was $162.0 million in fiscal 2015 compared to $122.4 million in fiscal 2014. This increase in fiscal 2015 primarily reflected increases in repurchases of our common stock, increases in payments of withholding taxes for vested restricted shares issued under our employee stock-based compensation plan, and increases in the payment of cash dividends. There was little net impact related to the activities with our revolving credit facility, which involved two cash transactions during fiscal 2015: first, in the first quarter in fiscal 2015, we replaced $20.0 million of outstanding borrowings with CAD $25.5 million of borrowings, which approximated $20.3 million and second, in the third quarter of fiscal 2015, we amended and extended our revolving credit agreement and because of a change in the lead administrative agent and certain changes in commitment amounts among the lenders in the syndication, the amendment led to the repayment and simultaneous re-borrowing of the then-outstanding balance on the revolving credit agreement of approximately $185.2 million.

Net cash used in financing activities was $122.4 million in fiscal 2014 compared to $84.7 million in fiscal 2013. This increase in fiscal 2014 was due primarily to higher cash dividends and repurchases of our common stock in excess of proceeds from issuance of senior notes.

AMENDED AND RESTATED CREDIT FACILITY
On September 16, 2015, we and a syndicate of lenders amended and restated our secured revolving credit facility (the "amended revolving credit facility") to, among other things: (i) refinance amounts outstanding on our existing credit facility in order to achieve better pricing terms and (ii) provide additional liquidity to be used for our ongoing working capital and for other general corporate purposes. The aggregate principal amount of the amended credit facility was increased from $375 million to $500 million to provide for (i) a $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million), available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. In connection with the amendment and restatement, we incurred approximately $1.7 million in debt issuance costs which, together with the certain existing unamortized debt issuance costs, is being amortized over the remaining term of the amended facility (five years). Our amended revolving credit facility matures September 16, 2020.

The interest rate margins applicable to our amended revolving credit facility were, as of the date here of, 1.375% for LIBOR-rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base-rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of January 2, 2016, we had approximately $184.4 million in outstanding borrowings under our amended revolving credit facility, exclusive of $7.7 million of outstanding letters of credit. As of January 2, 2016, there was approximately $307.9 million available for future borrowings.

As of January 2, 2016, U.S. dollar borrowings outstanding under the amended revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 1.72% on that date, and Canadian borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) rate plus the applicable base rate, which was 2.23% on that date.

Covenants
Subject to certain customary exceptions, the amended revolving credit facility contains covenants that restrict The William Carter Company's ("TWCC") and certain of its subsidiaries' ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.

The amended revolving credit facility also contains affirmative financial covenants. Specifically, we will not (i) permit at the end of any four consecutive fiscal quarters the Lease Adjusted Leverage Ratio (defined as, with certain adjustments, the ratio of the Company's consolidated indebtedness plus six times rent expense, as defined, to consolidated net income before interest, taxes, depreciation, amortization, and rent expense ("EBITDAR")) to exceed 4.00:1.00 (provided, however, that if any "Material Acquisition" occurs and the Lease Adjusted Leverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition is less than 4.00:1.00, then the maximum Lease Adjusted Leverage Ratio may be increased to 4.50:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition occurs) or (ii) permit at the end of any four consecutive fiscal quarters the Consolidated Fixed Charge Coverage Ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.25:1.00 (provided, however, that if any Material Acquisition occurs and the Consolidated Fixed Charge Coverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition is at least 2.25:1.00, then the minimum Consolidated Fixed Charge Coverage Ratio may be decreased to 2.00:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition occurs). As of January 2, 2016, we were in compliance with our financial debt covenants.

SENIOR NOTES
On August 12, 2013, our 100% owned subsidiary, TWCC issued $400 million principal amount of senior notes at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of January 2, 2016. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.0 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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

The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC's ability to: (i) incur, assume or guarantee additional indebtedness; (ii) issue disqualified stock and preferred stock; (iii) pay dividends, among other things, or make distributions or other restricted payments; (iv) prepay, redeem or repurchase certain debt; (v) make loans and investments (including joint ventures); (vi) incur liens; (vii) create restrictions on the payment of dividends or other amounts from restricted subsidiaries that are not guarantors of the notes; (viii) sell or otherwise dispose of assets, including capital stock of subsidiaries; (ix) consolidate or merge with or into, or sell substantially all of TWCC's assets to, another person; (x) designate subsidiaries as unrestricted subsidiaries; and (xi) enter into transactions with affiliates. Additionally, the terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter's, Inc. is not subject to these covenants.

During June 2014, TWCC completed the registration of the exchange offer for the senior notes that was required under the terms of such notes.

BONNIE TOGS ACQUISITION

On June 30, 2011, we purchased Bonnie Togs in Canada for total consideration of up to CAD $95 million, of which $61.2 million was paid in cash at closing and the balance to be paid contingent upon achieving certain earnings targets. In fiscal 2014, we paid approximately $8.9 million after achieving interim earnings targets. In fiscal 2015, we made a final contingent consideration payment of approximately $8.6 million of which approximately $7.6 million was reported in the our consolidated statement of cash flows as a financing use of cash and the remaining portion, which represented a contingency adjustment, was reported as an operating use of cash. At January 2, 2016, we had no remaining contingent consideration liability related to the Bonnie Togs acquisition.

FACILITY CLOSURES

In 2013 and 2014, the Company consolidated its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from its other offices, into a new headquarters facility in Atlanta, Georgia. We have completed our consolidation efforts and the remaining balance in the accrual as of January 2, 2016 was approximately $2.2 million, consisting primarily of costs related to a remaining lease liability. We do not expect to incur any additional costs related to our Atlanta and Shelton office consolidations.

In the fourth quarter of 2013, we made the decision to exit retail operations in Japan based on revised forecasts which did not meet our investment objectives. We recorded approximately $1.5 million in closing related-costs for fiscal 2014 and $3.0 million in fiscal 2013, primarily related to severance, accelerated depreciation, and other closing costs such as lease termination costs. During fiscal 2015, we did not incur any additional costs related to the exit of retail operations in Japan, and we do not expect to incur any additional related costs in future periods.

SHARE REPURCHASES

In the second quarter of fiscal 2013, our Board of Directors authorized the repurchase of our common shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, our Board of Directors authorized entry into two fixed-dollar accelerated stock repurchase ("ASR") agreements totaling $400 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The ASR agreements were settled in January 2014. As of the date of settlement, the Company had received a total of approximately 5.6 million shares. All shares received under the ASR agreements were retired upon receipt.

During the fiscal year ended January 3, 2015, we purchased, in open market transactions, and retired 1,111,899 shares of our common stock with an average share price of $73.84 for an aggregate cost of approximately $82.1 million.

During the fiscal year ended January 2, 2016, we purchased, in open market transactions, and retired 1,154,288 shares of our common stock with an average share price of $95.55 for an aggregate cost of $110.3 million.

The total remaining capacity under the repurchase authorizations as of January 2, 2016, was approximately $74.8 million.

On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program. The new share repurchase authorization permits us to repurchase shares of our common stock up to $500 million, in addition to the approximate $74.8 million remaining at January 2, 2016 under previous authorizations described above.

Future share repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.

DIVIDENDS

Our Board of Directors authorized quarterly cash dividends of $0.22 per share in each quarter of fiscal 2015. The dividends were paid during the fiscal quarter in which they were declared.

On February 24, 2016, our Board of Directors authorized a quarterly cash dividend payment of $0.33 per common share, payable on March 25, 2016 to shareholders of record at the close of business on March 11, 2016.

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

COMMITMENTS

The following table summarizes as of January 2, 2016, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total

Long-term debt (a)	$—	$—	$—	$—	$186,000	$400,000	$586,000
Interest on debt (b)	24,266	24,266	24,266	24,266	23,450	35,000	155,514
Operating leases	141,707	136,104	127,376	115,097	104,317	369,410	994,011
Other	392	392	365	231	231	673	2,284
Total financial obligations	166,365	160,762	152,007	139,594	313,998	805,083	1,737,809

Letters of credit	7,700	—	—	—	—	—	7,700
Total financial obligations and commitments (c) (d)	$174,065	$160,762	$152,007	$139,594	$313,998	$805,083	$1,745,509

(a) Does not reflect potential currency impacts for debt repayable in Canadian dollars.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(b) Reflects: 1) estimated variable rate interest on obligations outstanding on our secured revolving credit facility as of January 2, 2016 using an interest rate of 1.72% for U.S. dollar borrowings and an interest rate of 2.23% for Canadian borrowings and 2) a fixed interest rate of 5.25% for the senior notes.

(c) The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(d) The table above excludes purchase obligations. Our estimate as of January 2, 2016 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $300 and $400 million.

(e) The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of January 2, 2016 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Note 10, Employee Benefit Plans, to the accompanying audited consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

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

EFFECTS OF INFLATION AND DEFLATION

We do not believe that inflation has had a significant effect on our net sales or our profitability. Substantial increases in cost, however, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower sales and profitability.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE ALLOWANCE

We recognize wholesale and eCommerce revenue after shipment of products to customers, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. In the normal course of business, we grant certain accommodations and allowances to our wholesale customers to assist these customers with inventory clearance or promotions. Such amounts are reflected as a reduction of net sales and are recorded based upon agreements with customers, historical trends, and annual forecasts. Retail store revenues are recognized at the point of sale. We reduce revenue for estimated customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and for other estimated customer deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. Our credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

We record cooperative advertising arrangements with major wholesale customers at fair value. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

INVENTORY

We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional write-downs may be required.

GOODWILL AND TRADENAME

The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year.  We perform impairment tests of goodwill at the reporting unit level. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Factors affecting such impairment reviews include the continued market acceptance of our current products and the development of new products.  We use both qualitative and quantitative methods to assess for impairment, including the use of discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach").

A qualitative assessment determines if it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to: macroeconomic conditions; industry and market considerations; cost factors that may have a negative effect on earnings; overall financial performance; and other relevant entity-specific events.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

If it is determined that it is "more likely than not" that the fair value of the reporting unit is less than its carrying value, then the two-step goodwill impairment test using quantitative assessments is required to be performed.

If it is determined that it is "not likely" that the fair value of the reporting unit is less than its carrying value, then no further testing is required and the relevant qualitative factors supporting the strength in fair value are documented.

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

Based upon our most recent assessment, performed as of January 2, 2016, there were no impairments in the values of goodwill or indefinite-lived tradename assets and no reporting units were at risk for impairment.

ACCRUED EXPENSES

Accrued expenses for workers’ compensation, incentive compensation, health insurance, 401(k), and other outstanding obligations are assessed based on actual commitments, statistical trends, and/or estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

LOSS CONTINGENCIES

We record accruals for various contingencies including legal exposures as they arise in the normal course of business. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable. Our assessment is developed in consultation with our internal and external counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by their nature are unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assessment may prove ultimately to be incorrect, which could materially impact our consolidated financial statements.

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

tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties are also recognized.

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

Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables and payables, including intercompany balances, are included in foreign currency gain or loss in our consolidated statements of operations. Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at the end of each reporting period, and the gain or loss is recognized in our consolidated statements of operations.

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, our Canadian subsidiary may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this hedging strategy, we use foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period. As currently designed, these contracts are not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts are recorded in our consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars), classified as Level 2 within the fair value hierarchy.

EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution (401(k)) plan, a frozen defined benefit pension plan and other unfunded post-retirement plans.  The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations, and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. The applicable mortality tables were revised in 2014 and reflected increased life expectancies for most all demographics. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions.  Actual results that differ from the actuarial assumptions are reflected as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.

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

Currency Risk

We contract for production with third parties primarily in Asia. While these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U. S. dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income (loss) in future years.

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

Our Canadian subsidiary records Canadian denominated sales which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in fiscal 2015 as compared to fiscal 2014 negatively impacted international segment net sales in fiscal 2014 by $35.1 million, primarily due to the devaluation of the Canadian dollar relative to the U.S. dollar.

Fluctuations in exchange rates, primarily between the U.S. dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. Transactions by our Canadian subsidiary may be denominated in a currency other than the entity’s functional currency, which is the Canadian dollar. Foreign currency transaction gains and losses also include the impact of noncurrent intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within other expense, net.

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, our Canadian subsidiary may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this hedging strategy, we use foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings for the fiscal year ended January 2, 2016 were $185.9 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost for fiscal 2015 by approximately $1.9 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Carter’s, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter’s, Inc. and its subsidiaries at January 2nd, 2016 and January 3rd, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2nd, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2nd, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 25, 2016

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 2, 2016	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$381,209	$340,638
Accounts receivable, net	207,570	184,563
Finished goods inventories	469,934	444,844
Prepaid expenses and other current assets	38,672	34,788
Deferred income taxes	34,080	36,625
Total current assets	1,131,465	1,041,458
Property, plant, and equipment, net	371,704	333,097
Tradenames and other intangible assets, net	310,848	317,297
Goodwill	174,874	181,975
Deferred debt issuance costs, net	6,813	6,677
Other assets	13,409	12,592
Total assets	$2,009,113	$1,893,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,648	$150,243
Other current liabilities	105,070	97,728
Total current liabilities	262,718	247,971

Long-term debt	584,431	586,000
Deferred income taxes	128,838	121,536
Other long-term liabilities	158,075	150,905
Total liabilities	1,134,062	1,106,412

Commitments and contingencies

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at January 2, 2016 and January 3, 2015	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 51,764,309 and 52,712,193 shares issued and outstanding at January 2, 2016 and January 3, 2015, respectively	518	527
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(36,367)	(23,037)
Retained earnings	910,900	809,194
Total stockholders’ equity	875,051	786,684
Total liabilities and stockholders’ equity	$2,009,113	$1,893,096

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
Net sales	$3,013,879	$2,893,868	$2,638,711
Cost of goods sold	1,755,855	1,709,428	1,543,332
Gross profit	1,258,024	1,184,440	1,095,379
Selling, general, and administrative expenses	909,233	890,251	868,480
Royalty income	(44,066)	(39,156)	(37,252)
Operating income	392,857	333,345	264,151
Interest expense	27,031	27,653	13,437
Interest income	(500)	(403)	(669)
Other (income) expense, net	(1,862)	3,189	1,918
Income before income taxes	368,188	302,906	249,465
Provision for income taxes	130,366	108,236	89,058
Net income	$237,822	$194,670	$160,407

Basic net income per common share	$4.55	$3.65	$2.78
Diluted net income per common share	$4.50	$3.62	$2.75
Dividend declared and paid per common share	$0.88	$0.76	$0.48

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal years ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
Net income	$237,822	$194,670	$160,407
Other comprehensive income (loss):
Unrealized gain (loss) on OshKosh defined benefit plan, net of tax of ($470), $2,920, ($3,660) for the fiscal years 2015, 2014, and 2013, respectively	803	(4,963)	6,238
Unrealized gain (loss) on Carter's post-retirement benefit obligation, net of (tax) or tax benefit of ($30), $91, ($210) for fiscal years 2015, 2014, and 2013, respectively	56	(147)	371
Foreign currency translation adjustments	(14,189)	(7,845)	(5,486)
Total other comprehensive (loss) income	(13,330)	(12,955)	1,123
Comprehensive income	$224,492	$181,715	$161,530

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
Cash flows from operating activities:
Net income	$237,822	$194,670	$160,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,982	58,487	54,915
Amortization of tradenames	6,417	16,437	13,588
Accretion of contingent consideration	809	1,348	2,825
Amortization of debt issuance costs	1,603	1,533	1,049
Non-cash stock-based compensation expense	17,029	17,598	16,040
Unrealized foreign currency exchange loss, net	4	2,378	—
Income tax benefit from stock-based compensation	(8,839)	(4,700)	(11,040)
Loss on disposal of property, plant, and equipment	870	1,157	272
Deferred income taxes	8,657	3,911	596
Effect of changes in operating assets and liabilities:
Accounts receivable	(23,837)	8,405	(26,064)
Inventories	(34,352)	(32,151)	(70,691)
Prepaid expenses and other assets	(3,496)	(2,719)	(18,716)
Accounts payable and other liabilities	43,318	16,043	86,515
Net cash provided by operating activities	307,987	282,397	209,696
Cash flows from investing activities:
Capital expenditures	(103,497)	(103,453)	(182,525)
Acquisition of tradenames	—	(3,550)	(38,007)
Proceeds from sale of property, plant, and equipment	72	2,271	—
Net cash used in investing activities	(103,425)	(104,732)	(220,532)
Cash flows from financing activities:
Proceeds from senior notes	—	—	400,000
Payments of debt issuance costs	(1,628)	(177)	(6,989)
Borrowings under secured revolving credit facility	205,586	—	—
Payments on secured revolving credit facility	(205,237)	—	—
Repurchase of common stock	(110,290)	(82,099)	(454,133)
Payment of contingent consideration	(7,572)	(8,901)	(14,721)
Dividends paid	(46,028)	(40,477)	(27,715)
Income tax benefit from stock-based compensation	8,839	4,700	11,040
Withholdings of taxes from vesting of restricted stock	(12,651)	(4,548)	(5,052)
Proceeds from exercise of stock options	6,976	9,064	12,912
Net cash used in financing activities	(162,005)	(122,438)	(84,658)
Net effect of exchange rate changes on cash	(1,986)	(1,135)	(196)
Net increase (decrease) in cash and cash equivalents	40,571	54,092	(95,690)
Cash and cash equivalents, beginning of fiscal year	340,638	286,546	382,236
Cash and cash equivalents, end of fiscal year	$381,209	$340,638	$286,546

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 29, 2012	59,126,639	$591	$250,276	$(11,205)	$745,817	$985,479
Income tax benefit from stock-based compensation	—	—	11,040	—	—	11,040
Exercise of stock options	669,834	7	12,905	—	—	12,912
Withholdings from vesting of restricted stock	(84,766)	(1)	(5,051)	—	—	(5,052)
Restricted stock activity	240,899	2	(2)	—	—	—
Stock-based compensation expense	—	—	15,572	—	—	15,572
Issuance of common stock	16,173	—	1,080	—	—	1,080
Repurchase of common stock	(5,426,900)	(54)	(281,488)	—	(172,591)	(454,133)
Cash dividends declared and paid	—	—	—	—	(27,697)	(27,697)
Comprehensive income	—	—	—	1,123	160,407	161,530
Balance at December 28, 2013	54,541,879	$545	$4,332	$(10,082)	$705,936	$700,731
Income tax benefit from stock-based compensation	—	—	4,700	—	—	4,700
Exercise of stock options	287,511	3	9,061	—	—	9,064
Withholdings from vesting of restricted stock	(66,352)	(1)	(4,547)	—	—	(4,548)
Restricted stock activity	70,349	1	(1)	—	—	—
Stock-based compensation expense	—	—	16,517	—	—	16,517
Issuance of common stock	14,859	—	1,081	—	—	1,081
Repurchases of common stock	(2,136,053)	(21)	(31,143)	—	(50,935)	(82,099)
Cash dividends declared and paid	—	—	—	—	(40,477)	(40,477)
Comprehensive income	—	—	—	(12,955)	194,670	181,715
Balance at January 3, 2015	52,712,193	$527	$—	$(23,037)	$809,194	$786,684
Income tax benefit from stock-based compensation	—	—	8,839	—	—	8,839
Exercise of stock options	214,420	2	6,974	—	—	6,976
Withholdings from vesting of restricted stock	(147,339)	(1)	(12,650)	—	—	(12,651)
Restricted stock activity	128,390	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,934	—	—	15,934
Issuance of common stock	10,933	—	1,095	—	—	1,095
Repurchases of common stock	(1,154,288)	(11)	(20,191)	—	(90,088)	(110,290)
Cash dividends declared and paid	—	—	—	—	(46,028)	(46,028)
Comprehensive income	—	—	—	(13,330)	237,822	224,492
Balance at January 2, 2016	51,764,309	$518	$—	$(36,367)	$910,900	$875,051
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," and its) design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of January 2, 2016, the Company operated 594 Carter’s domestic stores, 241 OshKosh domestic stores, and 147 Canadian stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying audited consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR

The Company's fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2015, which ended on January 2, 2016, contained 52 weeks. Fiscal 2014, which ended on January 3, 2015, contained 53 weeks. Fiscal 2013, which ended on December 28, 2013, contained 52 weeks.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Contracts

As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, the Company's Canadian subsidiary may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this hedging strategy, the Company uses foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period. As currently designed, the Company's contracts are not designated

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for hedge accounting treatment, and therefore changes in the fair value of these contracts are recorded in other (income) expense, net in the Company's consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. The fair values of unsettled currency contracts are included in other current assets or other current liabilities on the Company's consolidated balance sheet. On the consolidated statement of cash flows, the Company includes all activity, including cash settlement of the contracts, as a component of cash flows from operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposit accounts and cash management funds invested in U.S. government instruments. These investments are stated at cost, which approximates fair value.

Concentration of cash deposits risk

As of January 2, 2016, the Company had approximately $381.2 million of cash and cash equivalents in major financial institutions, including approximately $40.8 million in financial institutions located outside of the U.S. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies.

ACCOUNTS RECEIVABLE
The components of accounts receivable, net, as of January 2, 2016 and January 3, 2015 are as follows:

(dollars in thousands)	January 2, 2016	January 3, 2015
Trade receivables	$185,046	$173,962
Royalties receivable	11,164	9,978
Tenant allowances and other receivables	20,303	12,831
Total gross receivables	$216,513	$196,771
Less:
Allowance for doubtful accounts	(8,543)	(11,808)
Sales returns reserve	(400)	(400)
Total reserves	(8,943)	(12,208)
Accounts receivable, net	$207,570	$184,563

Concentration of credit risk

In each of fiscal 2015, 2014, and 2013, no one customer accounted for 10% or more of the Company's consolidated net sales.

At January 2, 2016, five customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these five customers in the aggregate equaled approximately 60% of total gross accounts receivable outstanding. At January 3, 2015, five customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these five customers in the aggregate equaled approximately 59% of total gross accounts receivable outstanding.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments and other estimated deductions. If the financial condition of a customer were to deteriorate, resulting in an

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. The Company's credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The Company also records reserves for potential returns based on historical experience.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation or amortization and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements from 15 to 26 years, retail store fixtures, equipment, and computers from 3 to 10 years, and computer software from 3 to 7 years. Leasehold improvements and fixed assets purchased under capital lease are amortized over the lesser of the asset life or related lease term. The Company capitalizes the cost of its fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over 3 years.

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

Annual impairment reviews

The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year.  Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of future cash flows, discount rates, and, in the case of tradenames, royalty rates. Based upon the Company's most recent assessment, performed as of January 2, 2016, there were no impairments in the values of goodwill or indefinite-lived tradename assets and no reporting units were at risk of an impairment.

Goodwill

The Company performs impairment tests of its goodwill at the reporting unit level. Both qualitative and quantitative methods may be used to assess for impairment, including the use of discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach").

Under a qualitative assessment, the Company determines if it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events. If the Company determines that it is "more likely than not" that the fair value of the reporting unit is less than its carrying value, then the Company performs the two-step goodwill impairment test as required. If it is determined that it is "not likely" that the fair value of the reporting unit is less than its carrying value, then no further testing is required and the Company documents the relevant qualitative factors that support the strength in the fair value.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The first step of a quantitative assessment is to compare the fair value of the reporting unit to its carrying value, including goodwill. The Company uses a discounted cash flow model to determine the fair value, using assumptions consistent with those of hypothetical marketplace participants. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed. The second step compares the implied fair value of the reporting unit goodwill with the carrying value of that goodwill, in order to determine the amount of the impairment loss and charge to the consolidated statement of operations.

Indefinite-lived tradenames

For indefinite-lived tradenames, the Company may utilize a qualitative assessment, as described above, to determine whether the fair value of an indefinite-lived asset is less than its carrying value. If a quantitative assessment is necessary, the Company determines fair value using a discounted cash flow model that uses the relief-from-royalty method. If the carrying amount exceeds the fair value of the tradename, an impairment charge is recognized in the amount of the excess.

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

The Company measures its pension assets, deferred compensation plan investment assets, unsettled foreign currency forward contracts, and contingent consideration liability for acquisitions (if any) at fair value, as disclosed in the accompanying notes to the consolidated financial statements. The Company's cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value.

The carrying values of the Company’s outstanding borrowings are not required to be remeasured and adjusted to the then-current fair values at the end of each reporting period. Instead, the fair values of the Company's outstanding borrowings are disclosed at the end of each reporting period in Note 7, Long-Term Debt, to the accompanying consolidated financial statements. Had the Company been required to remeasure and adjust the carrying values of its outstanding borrowings to fair value at the end of each reporting period, such fair value measurements would have been disclosed as a Level 2 liability in the fair value hierarchy.

REVENUE RECOGNITION

Revenues consist of sales to customers, net of returns, accommodations, allowances, deductions, and cooperative advertising. The Company considers revenue realized or realizable and earned when the product has been shipped, when title passes, when

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $3.9 million for each of the fiscal years 2015, 2014, and 2013, as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Retail store revenues are recognized at the point of sale. The Company reduces revenue for estimated customer returns and deductions.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling costs include related labor costs, third-party shipping costs, shipping supplies, and certain distribution overhead. Such costs are absorbed by the Company and are included in selling, general, and administrative expenses. These costs amounted to approximately $67.2 million, $72.1 million, and $59.1 million for fiscal 2015, 2014, and 2013, respectively.

With respect to the freight component of the Company's shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that the Company arranges and pays the freight for these customers and bills them for this service, such amounts billed are included in revenue and the related cost is charged to cost of goods sold. In addition, shipping and handling costs billed to the Company's eCommerce customers are included in revenue and the related cost is charged to cost of goods sold. Amounts billed to customers for such costs were approximately $11.0 million, $12.3 million, and $12.1 million for fiscal years 2015, 2014, and 2013, respectively.

INCOME FROM ROYALTIES AND LICENSE FEES

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

ADVERTISING EXPENSES

Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine costs and website banners, are expensed when the advertising event takes place.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INCOME TAXES

The accompanying consolidated financial statements reflect current and deferred tax provisions. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is "more likely than not" that a deferred tax asset will not be recovered. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. The Company determines whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. Interest is recorded as a component of interest expense and penalties, if any, are recorded

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

within the provision for incomes taxes in the consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for uncertain tax contingency liabilities.

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid in cash approximated $25.1 million, $26.1 million, and $3.8 million for fiscal years 2015, 2014, and 2013, respectively. Income taxes paid in cash approximated $108.4 million, $95.8 million and $83.3 million for fiscal years 2015, 2014, and 2013, respectively.

Additions to property, plant and equipment of approximately $6.1 million, $2.0 million, and $17.8 million were excluded from capital expenditures on the Company's consolidated statements of cash flows for fiscal years 2015, 2014, and 2013, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.

The Company's consolidated statement of cash flows shows the following sources and uses of financing cash flows related to the Company's revolving credit facility during fiscal 2015. In the first quarter, the Company replaced $20.0 million of outstanding borrowings under the then-existing amended revolving credit facility with CAD 25.5 million of borrowings, which approximated $20.3 million. Additionally, because of a change in the lead administrative agent and certain changes in commitment amounts among the lenders in the syndication, the third quarter amendment to the Company's secured revolving credit facility led to the repayment and simultaneous re-borrowing of the then-outstanding balance on the secured revolving credit agreement of approximately $185.2 million.

EARNINGS PER SHARE

The Company calculates basic and diluted net income per common share under the two-class method for unvested share-based payment awards that contain participating rights to dividends or dividend equivalents (whether paid or unpaid).

Basic net income per share is calculated by dividing net income for the period by the weighted-average common shares outstanding for the period. Diluted net income per share includes the effect of dilutive instruments and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding.

OPEN MARKET REPURCHASES OF COMMON STOCK

Shares of the Company's common stock that are repurchased ("buy back") by the Company through open market transactions are retired. Through the end of fiscal 2015, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.

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

FACILITY CLOSURE AND OFFICE CONSOLIDATION

The Company records severance costs when the appropriate notifications have been made to affected employees or when the decision is made, if the benefits are contractual. When employees are required to work for a period before termination, the severance costs are recognized over the required service period. Relocation and recruitment costs are expensed as incurred. For operating leases, lease termination costs are recognized at fair value at the date the Company ceases to use the leased property, and adjusted for the effects of deferred items recognized under the lease and reduced by estimated sub-lease rental income. Useful lives assigned to fixed assets at the facility to be closed are revised based on the specifics of the exit plan, resulting in accelerated depreciation expense.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2018, including interim periods within that first fiscal year, and early adoption is now permitted for 2017. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact of adopting this standard on its consolidated financial position, results of operations, and cash flows. Since the original issuance of ASU 2014-09, the FASB has issued several amendments to this guidance, and additional amendments are currently being considered by the FASB.

Presentation of Debt Issuance Costs for Term Debt
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Upon adoption, ASU 2015-03 will require debt issuance costs associated with outstanding term debt to be presented in the balance sheet as a direct reduction in the carrying value of the associated debt liability, consistent with the current presentation of a debt discount. For fees paid to lenders to secure revolving lines of credit, such fees will continue to be presented as a deferred charge (asset) on the balance sheet, as clarified in August 2015 by the FASB's issuance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). Under guidance prior to ASU 2015-03, all debt issuance costs, for both term debt and revolving lines of credit, are presented in the balance sheet as a deferred charge (asset). ASU 2015-03 is limited to the presentation of debt issuance costs and will not affect the recognition and measurement of debt issuance costs. Upon adoption, ASU 2015-03 and ASU 2015-15 must be applied on a retrospective basis. The Company adopted the provisions of ASU 2015-03 and ASU 2015-15 at the beginning of fiscal 2016. Since ASU 2015-03 and ASU 2015-15 involve balance sheet presentation only, their adoption will not have any impact on the Company's results of operations, financial condition, or cash flows.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations
In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04"). Upon adoption, ASU 2015-04 will allow employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the practical expedient from year to year and to all of its defined benefit plans. The Company adopted the provisions of ASU 2015-04 at the beginning of fiscal 2016 and the Company does not expect the adoption to have a material impact on the Company's benefit plans or the Company's results of operations, financial condition, or cash flows.

Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides new guidance for a customer’s accounting for fees paid in a cloud computing arrangement. Previously, there was no specific U.S. GAAP guidance on accounting for such fees from the customer’s perspective, and entities generally applied lease accounting guidance to acquired software licenses. Under ASU 2015-05, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. More specifically, if a hosting arrangement includes a software license for internal use software, the software license will be capitalized and amortized over the life of the license, and a hosting arrangement that does not include software licenses will be accounted for as service contracts. For public entities, ASU 2015-05 is effective for annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. Entities will have the option of transitioning to the new guidance either retrospectively, or prospectively for all new transactions entered into or materially modified after the date of adoption. The Company prospectively adopted the provisions of ASU 2015-05 at the beginning of fiscal 2016, and the Company does not expect the adoption of ASU 2015-05 to have a material impact on the Company's results of operations, financial condition, or cash flows.

Simplified Subsequent Measurement of Inventory
In July 2015, the FASB issue ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). Upon adoption by an entity, ASU 2015-11 will simplify the subsequent measurement of inventory by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The new guidance applies only to inventories for which cost is determined by methods other than last-in-first-out (LIFO) and the retail inventory method. For inventory within the scope of ASU 2015-11, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by current guidance ("market," "subject to a floor," and a "ceiling"). When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), entities will recognize the difference as a loss in earnings in the period in which it occurs. ASU 2015-11 is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within the year of adoption. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2015-11 at the beginning of fiscal 2017. At this time, the Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial condition, results of operations, or cash flows.

Balance Sheet Classification of Deferred Taxes
On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Current GAAP requires the deferred taxes for each tax jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate based on the period in which the attribute is expected to be realized. Upon adoption of ASU 2015-17, all deferred tax assets and liabilities will be classified as noncurrent on an entity's balance sheet. As a result, each jurisdiction will have only one net noncurrent deferred tax asset or liability. ASU 2015-17 will not change the existing guidance that prohibits the offsetting of deferred tax liabilities of one jurisdiction against the deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, including interim periods in the year of adoption. Early adoption is permitted, and adoption may be applied either prospectively or retrospectively. The Company plans to adopt ASU 2015-17 at the beginning of the first quarter of fiscal 2017. ASU 2015-17 will only involve classification of certain deferred tax assets and liabilities on the Company's consolidated balance sheet and will have no impact on the Company's results of operations or cash flows. The Company does not expect the adoption of ASU 2015-17 to be material to the Company's consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – ACQUISITION OF BONNIE TOGS

On June 30, 2011, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The Company made payments of approximately USD $14.7 million and USD $8.9 million related to the contingent consideration liability based on the achievement of interim earnings targets through June 2013 and 2014, respectively. In fiscal 2015, the Company made a final payment under the contingent consideration obligation of approximately USD $8.6 million. Of this amount, approximately USD $7.6 million is reported in the Company's consolidated statement of cash flows as a financing activity and the remaining portion, which represented the contingency adjustment recognized in the second quarter of fiscal 2015, is reported as an operating activity.

The following table summarizes the changes in the contingent consideration liability related to the 2011 acquisition of Bonnie Togs during fiscal 2013, 2014, and 2015 (dollars in thousands):

Balance at December 29, 2012	$29,704
Payments made	(14,721)
Accretion expense	2,825
Foreign currency translation adjustment	(1,460)
Balance at December 28, 2013	16,348
Payments made	(8,901)
Accretion expense	1,348
Foreign currency translation adjustment	(1,084)
Balance at January 3, 2015	7,711
Payments made	(8,568)
Accretion expense	809
Foreign currency translation adjustment	(1,029)
Final contingent adjustment	1,077
Balance at January 2, 2016	$—

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consists of the following:

(dollars in thousands)	January 2, 2016	January 3, 2015
Fixtures, equipment, computer hardware and software	$367,593	$325,852
Land, buildings, and improvements	260,809	220,995
Marketing fixtures	12,336	12,089
Construction in progress	21,602	19,172
	662,340	578,108
Accumulated depreciation and amortization	(290,636)	(245,011)
Total	$371,704	$333,097

Depreciation and amortization expense related to property, plant, and equipment was approximately $62.0 million, $58.5 million, and $54.7 million for fiscal years 2015, 2014, and 2013, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Tradenames

In December 2014, the Company acquired the exclusive rights to the Carter's brands including trademark registrations in Chile. The Company acquired these rights in order to freely operate in Chile by offering products and service under the Carter's

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

brand. The total consideration paid was approximately $3.6 million in cash and was accounted for as an asset acquisition. This tradename is being amortized over 20 years using a straight-line method.

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

Balance Sheet Components

The Company’s goodwill and other intangible assets were as follows:

		January 2, 2016			January 3, 2015
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	38,304	—	38,304	45,405	—	45,405
Total goodwill		$174,874	$—	$174,874	$181,975	$—	$181,975

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames (3)	2 - 20 years	41,992	36,877	5,115	42,073	30,541	11,532
Total tradenames		347,725	36,877	310,848	347,806	30,541	317,265
Non-compete agreements (2)	4 years	199	199	—	257	225	32
Total tradenames and other intangibles, net		$347,924	$37,076	$310,848	$348,063	$30,766	$317,297

(1)	$45.9 million of which relates to the Carter’s wholesale segment, $82.0 million of which relates to the Carter’s retail segment, and $8.6 million of which relates to the international segment.

(2)	Relates to the international segment. The change in the gross amount of goodwill and other intangible assets reflects foreign currency translation adjustments for the applicable periods.

(3)	Relates to the acquisition of rights to the Carter's brand in Chile in December 2014 and the Carter's Watch the Wear and H.W. Carter & Sons brands worldwide in June 2013.

Amortization expense for intangible assets subject to amortization was approximately $6.4 million, $16.5 million, and $13.8 million for fiscal years 2015, 2014, and 2013, respectively. The estimated future amortization expense is approximately $1.9 million for fiscal 2016, $0.2 million for fiscal 2017, and $0.2 million for each fiscal year 2018 through 2020.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustment	Post-retirement liability adjustment	Cumulative translation adjustment	Accumulated other comprehensive (loss) income
Balance at December 29, 2012	$(10,263)	$1,124	$(2,066)	$(11,205)
Fiscal year 2013 change	6,238	371	(5,486)	1,123
Balance at December 28, 2013	(4,025)	1,495	(7,552)	(10,082)
Fiscal year 2014 change	(4,963)	(147)	(7,845)	(12,955)
Balance at January 3, 2015	(8,988)	1,348	(15,397)	(23,037)
Fiscal year 2015 change	803	56	(14,189)	(13,330)
Balance at January 2, 2016	$(8,185)	$1,404	$(29,586)	$(36,367)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 2, 2016 and January 3, 2015, the cumulative pension liability adjustments were, net of tax effect, $4.8 million and $5.3 million, respectively. As of January 2, 2016 and January 3, 2015, the post-retirement liability adjustments were, net of tax effect, approximately $0.8 million for each period.

For the fiscal years ended January 2, 2016 and January 3, 2015, amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company's defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. See Note 10, Employee Benefit Plans, for additional details. Also, during the fiscal year ended January 3, 2015, approximately $0.1 million was reclassified from cumulative translation adjustment into other expense, net on the consolidated statement of operations as a result of the completion of the Company's exit from retail operations in Japan.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	January 2, 2016	January 3, 2015
Senior notes	$400,000	$400,000
Secured revolving credit facility (1)	184,431	186,000
Total long-term debt	$584,431	$586,000

(1) Reported balance that is payable in Canadian dollars is subject to currency exchange rate changes.

SENIOR NOTES

On August 12, 2013, the Company's 100% owned subsidiary, The William Carter Company ("TWCC") issued $400 million principal amount of senior notes (the "senior notes") at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of January 2, 2016. At issuance, TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees and other related fees. Approximately $7.0 million, including both bank fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes at 101% of their principal amount. In addition, if TWCC or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances TWCC will be required to use the net proceeds to make an offer to purchase the senior notes at 100% of their principal amount.

The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC's ability and the ability of certain of its subsidiaries to: (a) incur, assume or guarantee additional indebtedness; (b) issue disqualified stock and preferred stock; (c) pay dividends or make distributions or other restricted payments; (d) prepay, redeem or repurchase certain debt; (e) make loans and investments (including joint ventures); (f) incur liens; (g) create restrictions on the payment of dividends or other amounts from restricted subsidiaries that are not guarantors of the notes; (h) sell or otherwise dispose of assets, including capital stock of subsidiaries; (i) consolidate or merge with or into, or sell substantially all of TWCC's assets to, another person; (j) designate subsidiaries as unrestricted subsidiaries; and (k) enter into transactions with affiliates. Specific provisions restrict the ability of the Company's operating subsidiary, TWCC, from paying cash dividends to Carter’s, Inc. in excess of $100.0 million plus an additional amount that builds based on 50% of our consolidated net income on a cumulative basis beginning with the third fiscal quarter of 2013 and subject to certain conditions, unless TWCC and its consolidated subsidiaries meet a leverage ratio requirement under the indenture, which could restrict Carter's, Inc. from paying cash dividends on our common stock. Additionally, the terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter's, Inc. is not subject to these covenants.

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

Amended and Restated Credit Facility

On September 16, 2015, the Company and a syndicate of lenders amended and restated the secured revolving credit facility (the "amended revolving credit facility") to, among other things: (i) refinance the Company's existing credit facility in order to achieve better pricing terms and (ii) provide additional liquidity to be used for ongoing working capital purposes and for general corporate purposes. The aggregate principal amount of the amended revolving credit facility was increased from $375 million to $500 million to provide for (i) a $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings by TWCC and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million), available for borrowing by TWCC and certain other subsidiaries of TWCC, in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders.

In connection with the amendment, the Company paid approximately $1.6 million in debt issuance costs in connection with the amended and restated secured revolving credit agreement in fiscal 2015. These newly-incurred debt issuance costs, together with certain existing unamortized debt issuance costs, are being amortized over the remaining term of the amended revolving credit facility (five years). The amended revolving credit facility matures September 16, 2020.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 2, 2016, the Company had approximately $184.4 million in outstanding borrowings under its secured revolving credit facility, exclusive of $7.7 million of outstanding letters of credit. As of January 2, 2016, there was approximately $307.9 million available for future borrowing.

As of January 2, 2016, the interest rate margins applicable to the amended revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

At January 2, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 1.72% on that date, and Canadian borrowing outstanding accrued interest at a CDOR rate plus the applicable base rate, which was 2.23% on that date.

Covenants
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

The amended revolving credit facility also contains affirmative financial covenants. Specifically, TWCC and its subsidiaries will not (i) permit at the end of any four consecutive fiscal quarters the Lease Adjusted Leverage Ratio (defined as, with certain adjustments, the ratio of the Company's consolidated indebtedness plus six times rent expense, as defined, to consolidated net income before interest, taxes, depreciation, amortization, and rent expense ("EBITDAR")) to exceed 4.00:1.00 (provided, however, that if any "Material Acquisition" occurs and the Lease Adjusted Leverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition is less than 4.00:1.00, then the maximum Lease Adjusted Leverage Ratio may be increased to 4.50:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition occurs) or (ii) permit at the end of any four consecutive fiscal quarters the Consolidated Fixed Charge Coverage Ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.25:1.00 (provided, however, that if any Material Acquisition occurs and the Consolidated Fixed Charge Coverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition is at least 2.25:1.00, then the minimum Consolidated Fixed Charge Coverage Ratio may be decreased to 2.00:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition occurs).

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

As of January 2, 2016, the Company was in compliance with its financial debt covenants under the secured revolving credit facility.

NOTE 8 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of 2013, the Company's Board of Directors authorized entry into two fixed-dollar accelerated stock repurchase ("ASR") agreements totaling $400 million.

Final settlement of the ASR agreements occurred in January 2014. As of final settlement, the Company had received a total of approximately 5.6 million shares, of which approximately one million million shares were received in January 2014. The total

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair market value, at trade dates, of the shares was approximately $398.7 million. All shares received under the ASR agreements were retired upon receipt. The ASR agreements were treated as equity classified forward contracts indexed to the Company's own stock.

During the fiscal year ended January 2, 2016, the Company repurchased, in open market transactions, and retired 1,154,288 shares with an average share price of $95.55 for an aggregate amount of $110.3 million. During the fiscal year ended January 3, 2015, the Company repurchased, in open market transactions, and retired 1,111,899 shares with an average share price of $73.84 for an aggregate amount of $82.1 million.

The total remaining capacity under the repurchase authorizations as of January 2, 2016, was approximately $74.8 million.

On February 24, 2016, the Company's Board of Directors authorized a new $500 million share repurchase program. The new share repurchase authorization permits the Company to repurchase shares of its common stock up to $500 million, in addition to the approximate $74.8 million remaining at January 2, 2016 under previous authorizations described above.
Future share repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company’s management, based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.

DIVIDENDS

In fiscal 2015 the Company's Board of Directors paid quarterly cash dividends of $0.22 per share during all four quarters. In fiscal 2014 the Company's Board of Directors paid quarterly cash dividends of $0.19 per share during all four quarters.

On February 24, 2016, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.33 per common share, payable on March 25, 2016 to shareholders of record at the close of business on March 11, 2016.

Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company’s ability to pay future cash dividends on or make future repurchases of its common stock, as further described in Note 7, Long-Term Debt.

NOTE 9 – STOCK-BASED COMPENSATION

Under the Company’s Amended and Restated Equity Incentive Plan (the "Plan"), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.

At the Company's May 13, 2011 shareholders' meeting, the shareholders approved an amendment to the Plan to (i) increase the maximum number of shares of stock available under the existing Plan by 3,725,000 shares from 12,053,392 shares to 15,778,392 shares and (ii) eliminate the Company's ability to grant cash awards and provide tax gross-ups under the Plan. As of January 2, 2016, there were 2,041,526 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company's board of directors, executive officers and other key employees.

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

The Company recorded stock-based compensation cost as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Stock options	$4,350	$4,672	$4,728
Restricted stock:
Time-based awards	6,855	7,018	6,732
Performance-based awards	4,728	4,827	4,127
Stock awards	1,096	1,081	453
Total	$17,029	$17,598	$16,040

All stock-based compensation expense was reflected as a component of selling, general, and administrative expenses, where participants' other compensation expenses are also recorded.

STOCK OPTIONS

Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.

Changes in the Company's stock options for the fiscal year ended January 2, 2016 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, January 3, 2015	1,486,390	$39.99

Granted	201,940	$83.45
Exercised	(214,420)	$32.53
Forfeited	(38,750)	$67.31
Expired	(11,500)	$37.40
Outstanding, January 2, 2016	1,423,660	$46.56	6.05	$60,556

Vested and Expected to Vest, January 2, 2016	1,363,590	$45.31	5.95	$59,684
Exercisable, January 2, 2016	897,095	$33.41	4.87	$49,900

The intrinsic value of stock options exercised during the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013 was approximately $13.2 million, $12.9 million, and $30.0 million, respectively. At January 2, 2016, there was approximately $6.7 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The table below presents the assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	January 2, 2016	January 3, 2015	December 28, 2013
Expected volatility	31.65%	30.85%	33.15%
Risk-free interest rate	1.65%	1.82%	1.15%
Expected term (years)	6.0	6.0	6.0
Dividend yield	1.06%	1.11%	0.91%
Weighted average fair value of options granted	$24.59	$19.86	$20.21

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRICTED STOCK AWARDS

Restricted stock awards issued under the Plan vest based upon continued service (time-based) or performance (performance-based) targets.

The following table summarizes activity related to all restricted stock awards during the fiscal year ended January 2, 2016:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, January 3, 2015	674,875	$51.34
Granted	157,073	$84.25
Vested	(352,396)	$43.20
Forfeited	(18,825)	$66.91
Outstanding, January 2, 2016	460,727	$68.14

During fiscal 2014, a total of 184,133 shares of restricted stock vested with a weighted-average fair value of $42.24 per share. During fiscal 2013, a total of 237,355 shares of restricted stock vested with a weighted-average fair value of $31.40 per share. At January 2, 2016, there was approximately $15.3 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Time-based Restricted Stock Awards

Time-based restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period. During fiscal years 2015, 2014, and 2013, a total of 148,396 shares, 184,133 shares, and 237,355 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $51.67 per share, $42.24 per share, and $31.40 per share, respectively. At January 2, 2016, there was approximately $10.9 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2013	118,200	$59.27
2014	61,200	$68.49
2015	50,600	$82.40

During the fiscal year ended January 2, 2016, a total of 204,000 performance shares vested with a weighted-average fair value of $37.03 per share. As of January 2, 2016, a total of 198,400 performance shares were unvested with a weighted-average fair value of $67.66 per share. Vesting of these 198,400 performance shares is based on the performance targets for the shares granted in fiscal 2015, 2014, and 2013. As of January 2, 2016, there was approximately $4.4 million of unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The Company estimates that all of the performance targets will be fully achieved and is recognizing compensation cost ratably over the applicable performance periods based on 100% estimated achievement.

Stock Awards

Included in restricted stock awards are grants to non-management members of the Company's Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company's common stock. During fiscal years 2015, 2014, and 2013, such awards were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2013	16,173	$66.79	$1,080
2014	14,859	$72.72	$1,081
2015	10,933	$100.21	$1,096
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

OSHKOSH B'GOSH PENSION PLAN

Funded Status

The retirement benefits under the OshKosh B'Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$63,515	$53,386
Interest cost	2,493	2,488
Actuarial (gain) loss	(3,329)	9,420
Benefits paid	(2,304)	(1,779)
Projected benefit obligation at end of year	$60,375	$63,515

Change in plan assets:
Fair value of plan assets at beginning of year	$52,484	$49,618
Actual return on plan assets	439	4,645
Benefits paid	(2,304)	(1,779)
Fair value of plan assets at end of year	$50,619	$52,484

Unfunded status	$9,756	$11,031

The accumulated benefit obligation is equal to the projected benefit obligation as of January 2, 2016 and January 3, 2015 because the plan is frozen. The unfunded status is included in other long-term liabilities in the Company's consolidated balance sheet. The Company does not expect to make any contributions to the OshKosh B'Gosh pension plan during fiscal 2016 as the plan's funding exceeds the minimum funding requirements. The actuarial gain incurred in fiscal 2015 was primarily attributable to a higher discount rate. The actuarial loss incurred in fiscal year 2014 was primarily attributable to a lower discount rate, as well as changes in the mortality assumptions.

Net Periodic Pension (Benefit) Cost

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Interest cost	$2,493	$2,488	$2,335
Expected return on plan assets	(3,138)	(3,193)	(3,058)
Recognized actuarial loss (a)	643	85	831
Net periodic pension (benefit) cost	$(2)	$(620)	$108

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2016, approximately $0.6 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2015	2014
Discount rate	4.25%	4.00%

Net periodic pension cost	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%
Expected long-term rate of return on assets	6.00%	6.50%	7.00%

The discount rates used at January 2, 2016, January 3, 2015, and December 28, 2013 were determined with consideration given to the Citigroup Pension Discount and Liability Index and the Barclay Capital Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.2 million.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years;

(dollars in thousands)
Fiscal Year
2016	$2,300
2017	$2,370
2018	$2,220
2019	$2,270
2020	$2,610
2021-2025	$15,470
Plan Assets

The Company's investment strategy is to invest in a well-diversified portfolio consisting of approximately 10 mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers. The target allocation for plan assets is 40% equity securities, 50% bond funds, and 10% real estate investments. Based on actual returns over a long-term basis, the Company believes that a 6.0% annual return on plan assets can be achieved based on the current allocation and investment strategy.

Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the U.S., with up to 5% of the plan assets invested in international equities. Fixed income securities include funds holding corporate bonds of companies from diverse industries, and U.S. Treasuries. Real estate funds include investments in actively managed mutual funds that invest in real estate.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's pension plan assets at January 2, 2016 and January 3, 2015, by asset category, were as follows:

	January 2, 2016			January 3, 2015

(dollars in thousands) Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$149	$149	$—	$133	$133	$—
Equity Securities:
U.S. Large-Cap blend (a)	8,438	4,222	4,216	8,671	4,337	4,334
U.S. Large-Cap growth	4,216	4,216	—	4,346	4,346	—
U.S. Mid-Cap growth	2,550	—	2,550	2,609	—	2,609
U.S. Small-Cap blend	2,523	2,523	—	2,596	2,596	—
International blend	2,523	2,523	—	2,614	2,614	—
Fixed income securities:
Corporate bonds (b)	25,097	25,097	—	26,325	26,325	—
Real estate (c)	5,123	5,123	—	5,190	5,190	—
	$50,619	$43,853	$6,766	$52,484	$45,541	$6,943

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

Accumulated Post-Retirement Benefit Obligation

The following is a reconciliation of the accumulated post-retirement benefit obligation ("APBO") under this plan:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015
APBO at beginning of period	$5,331	$5,730
Service cost	130	113
Interest cost	178	230
Actuarial (gain) loss	(278)	32
Plan participants' contribution	17	18
Benefits paid	(440)	(501)
Curtailment gain	—	(291)
APBO at end of period	$4,938	$5,331

Approximately $4.3 million and $4.7 million of the APBO at the end of fiscal 2015 and 2014, respectively, were classified as other long term liabilities in the Company's consolidated balance sheets.

Net Periodic Post-Retirement Benefit (Benefit) Cost

The components of post-retirement benefit expense charged to the statement of operations were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015	December 28, 2013

Service cost – benefits attributed to service during the period	$130	$113	$161
Interest cost on accumulated post-retirement benefit obligation	178	230	231
Amortization net actuarial gain (a)	(192)	(206)	(135)
Curtailment gain	—	(291)	(278)
Total net periodic post-retirement cost (benefit)	$116	$(154)	$(21)

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2016, approximately $0.2 million is expected to be reclassified from accumulated other comprehensive loss as a credit to periodic net periodic pension cost.

Curtailment

In fiscal 2014 and 2013, a curtailment gain was recognized as a result of the Company's facility closures, which decreased the number of employees eligible for retiree medical benefits.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

	2015	2014
Benefit obligation
Discount rate	3.75%	3.50%

	2015	2014	2013
Net periodic pension cost
Discount rate	3.50%	4.25%	3.50%

The discount rates used at January 2, 2016, January 3, 2015, and December 28, 2013, were determined with primary consideration given to the Citigroup Pension Discount and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.

The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

The Company's contribution for these post-retirement benefit obligations was approximately $0.4 million in fiscal 2015, and $0.5 million in both of the fiscal years 2014 and 2013. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.4 million for each fiscal year between 2016 and 2020. For the five years subsequent to fiscal 2020, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $1.6 million. The Company does not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

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

DEFINED CONTRIBUTION PLAN

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also sponsors defined contribution savings plans within the U.S. and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served. The plan provides for a discretionary employer match. The Company's expense for the U.S. defined contribution savings plan totaled approximately $12.2 million, $10.5 million, and $8.5 million for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively. Expenses related to the Canadian defined contribution savings plan were not material.

NOTE 11 – INCOME TAXES

PROVISION FOR INCOME TAXES

The provision for income taxes consisted of the following:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Current tax provision:
Federal	$103,316	$88,635	$71,696
State	10,277	9,049	8,486
Foreign	8,116	6,641	8,280
Total current provision	$121,709	$104,325	$88,462

Deferred tax provision (benefit):
Federal	$6,577	$5,519	$1,412
State	1,193	41	(942)
Foreign	887	(1,649)	126
Total deferred provision	8,657	3,911	596
Total provision	$130,366	$108,236	$89,058

The foreign portion of the tax position substantially relates to Canadian, Hong Kong and China income taxes on the Company's international operations and foreign tax withholdings related to the Company's foreign royalty income. The components of income before income taxes were as follows:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Domestic	$335,955	$286,177	$223,907
Foreign	32,233	16,729	25,558
Total	$368,188	$302,906	$249,465

EFFECTIVE RATE RECONCILIATION

The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	January 2, 2016	January 3, 2015	December 28, 2013

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.5%	2.5%
Impact of foreign operations	(1.3)%	(1.2)%	(1.4)%
Settlement of uncertain tax positions	(0.8)%	(0.6)%	(0.4)%
Total	35.4%	35.7%	35.7%

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Internal Revenue Service completed an income tax audit for fiscal 2011- 2013 in the first quarter of 2015. As a result of the settlement of this audit and on ongoing state income tax audit, the Company recognized prior-year income tax benefits of approximately $1.8 million in the first quarter of 2015. The federal statute of limitations for fiscal 2010 closed during the third quarter of 2014. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2011.

DEFERRED TAXES

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	January 2, 2016	January 3, 2015
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$4,394	$4,990
Inventory	9,019	11,253
Accrued liabilities	15,156	13,947
Equity-based compensation	10,022	10,596
Deferred employee benefits	8,929	8,070
Deferred rent	43,616	37,381
Other	5,125	6,127
Total deferred tax assets	$96,261	$92,364
Deferred tax liabilities:
Depreciation	$(84,610)	$(70,510)
Tradename and licensing agreements	(101,160)	(102,298)
Other	(5,249)	(4,467)
Total deferred tax liabilities	$(191,019)	$(177,275)

The net deferred tax liability was classified on the Company's consolidated balance sheets as follows:

(dollars in thousands)	January 2, 2016	January 3, 2015
	Assets (Liabilities)
Current net deferred tax asset	$34,080	$36,625
Non-current net deferred tax liability	(128,838)	(121,536)
Total deferred tax liability	$(94,758)	$(84,911)

The Company has not provided deferred taxes on undistributed earnings from its foreign subsidiaries, as the Company anticipates that these earnings will be reinvested indefinitely. Undistributed earnings from the Company's foreign subsidiaries at January 2, 2016 amounted to approximately $89.7 million. These earnings have been reinvested in foreign operations and the Company does not currently plan to initiate any action that would result in these earnings being repatriated to the U.S. Because of the availability of foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

UNCERTAIN TAX POSITIONS

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)
Balance at December 29, 2012	$9,763
Additions based on tax positions related to fiscal 2013	3,200
Additions for prior year tax positions	(375)
Reductions for lapse of statute of limitations	(1,029)
Reductions for prior year tax settlements	(377)
Balance at December 28, 2013	$11,182
Additions based on tax positions related to fiscal 2014	2,572
Reductions for prior year tax positions	(471)
Reductions for lapse of statute of limitations	(1,536)
Reductions for prior year tax settlements	(436)
Balance at January 3, 2015	$11,311
Additions based on tax positions related to fiscal 2015	2,840
Reductions for prior year tax positions	(260)
Reductions for lapse of statute of limitations	(1,427)
Reductions for prior year tax settlements	(3,049)
Balance at January 2, 2016	$9,415

As of January 2, 2016, the Company had gross unrecognized tax benefits of approximately $9.4 million, of which $6.5 million, if ultimately recognized, will affect the Company's effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.2 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2016 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2015, 2014, and 2013, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.8 million and $0.9 million of interest accrued on uncertain tax positions as of January 2, 2016 and January 3, 2015, respectively.

NOTE 12 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
	January 2, 2016	January 3, 2015	December 28, 2013
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	51,835,053	52,614,425	56,931,216
Dilutive effect of equity awards	499,583	479,114	590,951
Diluted number of common and common equivalent shares outstanding	52,334,636	53,093,539	57,522,167

Earnings per share:
(dollars in thousands, except per share data)

Basic net income per common share:
Net income	$237,822	$194,670	$160,407
Income allocated to participating securities	(2,184)	(2,586)	(2,144)
Net income available to common shareholders	$235,638	$192,084	$158,263

Basic net income per common share	$4.55	$3.65	$2.78

Diluted net income per common share:
Net income	$237,822	$194,670	$160,407
Income allocated to participating securities	(2,167)	(2,568)	(2,126)
Net income available to common shareholders	$235,655	$192,102	$158,281

Diluted net income per common share	$4.50	$3.62	$2.75

Anti-dilutive shares excluded from dilutive earnings per share calculations (1)	192,740	230,150	355,900
(1) The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.

In connection with the 2013 ASR agreements discussed in Note 8, Common Stock, the Company received one million additional shares in January 2014 for a total of approximately 5.6 million shares during fiscal 2014 and 2013 under the ASR program. The shares were retired upon receipt and, accordingly, reduced the Company's weighted average shares outstanding for purposes of the calculation of earnings per share.

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

NOTE 13 – SEGMENT INFORMATION

The Company reports segment information based upon a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. The Company reports its corporate expenses separately as they are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of its reportable segments.

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment's revenue. Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in corporate expenses below. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. The accounting policies of the segments are the same as

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

those described in Note 2, Summary of Significant Accounting Policies. The Company's reportable segments are Carter's Wholesale, Carter’s Retail, OshKosh Retail, OshKosh Wholesale, and International.

The table below presents certain segment information for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	% of Total	January 3, 2015	% of Total	December 28, 2013	% of Total
Net sales:
Carter’s Retail (a)	$1,151,268	38.2%	$1,087,165	37.6%	$954,160	36.2%
Carter’s Wholesale	1,107,706	36.8%	1,081,888	37.4%	1,035,420	39.2%
Total Carter’s	2,258,974	75.0%	2,169,053	75.0%	1,989,580	75.4%
OshKosh Retail (a)	363,087	12.0%	335,140	11.6%	289,311	11.0%
OshKosh Wholesale	65,607	2.2%	73,201	2.5%	74,564	2.8%
Total OshKosh	428,694	14.2%	408,341	14.1%	363,875	13.8%
International (b)	326,211	10.8%	316,474	10.9%	285,256	10.8%
Total net sales	$3,013,879	100.0%	$2,893,868	100.0%	$2,638,711	100.0%
Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Retail (a)	$199,040	17.3%	$211,297	19.4%	$181,169	19.0%
Carter’s Wholesale	232,497	21.0%	185,463	17.1%	185,501	17.9%
Total Carter’s	431,537	19.1%	396,760	18.3%	366,670	18.4%
OshKosh Retail (a)	11,931	3.3%	8,210	2.4%	(1,433)	(0.5)%
OshKosh Wholesale	13,270	20.2%	8,842	12.1%	9,796	13.1%
Total OshKosh	25,201	5.9%	17,052	4.2%	8,363	2.3%
International (b) (c)	47,004	14.4%	39,470	12.5%	40,641	14.2%
Corporate expenses (d) (e)	(110,885)		(119,937)		(151,523)
Total operating income	$392,857	13.0%	$333,345	11.5%	$264,151	10.0%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)	Includes the following charges:

	For the fiscal years ended
(dollars in millions)	January 2, 2016	January 3, 2015	December 28, 2013
Revaluation of contingent consideration	$1.9	$1.3	$2.8
Exit from Japan retail operations	$—	$0.5	$4.1

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e) Includes the following charges:

	For the fiscal years ended
(dollars in millions)	January 2, 2016	January 3, 2015	December 28, 2013
Office consolidation costs	$—	$6.6	$33.3
Amortization of H.W. Carter and Sons tradenames	$6.2	$16.4	$13.6
Closure of distribution facility in Hogansville, GA (1)	$—	$0.9	$1.9

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADDITIONAL DATA BY SEGMENT

Inventory

The table below represents inventory by segment:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015
Carter's Wholesale	$271,117	$240,669
Carter's Retail	68,694	84,004
OshKosh Retail	31,136	31,829
OshKosh Wholesale	50,027	39,879
International	48,960	48,463
Total	$469,934	$444,844

Wholesale inventories include inventory produced and warehoused for the retail segment.

The table below represents consolidated net sales by product:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016 (52 weeks)	January 3, 2015 (53 weeks)	December 28, 2013 (52 weeks)
Baby	$1,173,002	$1,107,973	$975,374
Playclothes	1,182,281	1,146,797	1,074,581
Sleepwear	378,419	381,574	366,289
Other (a)	280,177	257,524	222,467
Total net sales	$3,013,879	$2,893,868	$2,638,711

(a) Other product offerings include bedding, outwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.

GEOGRAPHICAL DATA

Revenue

The Company's international sales principally represent sales to customers in Canada. Such sales were 65.6% and 67.9% of total international sales in fiscal 2015 and 2014, respectively.

Long-Lived Assets

The following represents property, plant, and equipment, net, by geographic area:

	For the fiscal years ended
(dollars in thousands)	January 2, 2016	January 3, 2015
United States	$342,354	$305,093
International	29,350	28,004
Total	$371,704	$333,097

Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 89.5% and 98.1% of total international long-lived assets at the end of fiscal 2015 and 2014, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	January 2, 2016			January 3, 2015
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments	$8.6	$—	$—	$7.6	$—	$—
Foreign exchange forward contracts (1)	$—	$2.1	$—	$—	$—	$—

Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$7.7
(1)    Included in Prepaid expenses and other current assets in the Company's consolidated balance sheet.

INVESTMENTS

The Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities purchased are included in other assets on the accompanying consolidated balance sheets. Gains on the mark to market of marketable securities were not material for fiscal 2015, and were $0.4 million for fiscal 2014.

The fair value of the Company's pension plan assets at January 2, 2016 and January 3, 2015, by asset category, are disclosed in Note 10, Employee Benefits Plans, to these consolidated financial statements.

FOREIGN CURRENCY CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars), classified as Level 2 within the fair value hierarchy, and included in other current assets or other current liabilities on the Company's consolidated balance sheet.

At January 2, 2016, the notional value of the open foreign currency forward contracts was approximately $59.0 million.

During fiscal 2015, the Company recorded unrealized gains of approximately $2.1 million related to the mark-to-market adjustments. The Company recorded realized gains of approximately $3.1 million for contracts settled. These amounts are included in other (income) expense, net on the Company's consolidated statement of operations.

During fiscal 2014 and fiscal 2013, the Company did not utilize foreign exchange contracts.

CONTINGENT CONSIDERATION RELATED TO BONNIE TOGS ACQUISITION

At January 2, 2016, the Company had no remaining contingent consideration liability related to the 2011 Bonnie Togs acquisition in Canada.

The following summarizes the significant unobservable inputs for the Company's Level 3 fair value measurements at December January 3, 2015:

(dollars in millions)	Fair Value (USD)	Valuation technique	Unobservable inputs	Amount (CAD)
Contingent consideration	$7.7	Discounted cash flow	Estimated contingent consideration payment	C$	10
			Discount rate	18%
			Probability assumption	100%

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BORROWINGS

As of January 2, 2016, the Level 2 fair value of the Company's $184 million in borrowings under its secured revolving credit facility approximated carrying value. The fair value of the Company's $400 million senior notes was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality and is, therefore, within Level 2 of the fair value hierarchy. The fair value of the outstanding senior notes as of January 2, 2016 was approximately $409 million.

NOTE 15 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	January 2, 2016	January 3, 2015
Accrued bonuses and incentive compensation	$17,934	$18,875
Accrued employee benefits	$19,751	$17,131

Other long-term liabilities that exceeded five percent of total liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	January 2, 2016	January 3, 2015
Deferred lease incentives	$70,060	$67,205

NOTE 16 – FACILITY CLOSURE

HOGANSVILLE DISTRIBUTION FACILITY

In 2012, the Company announced its plan to close its Hogansville, Georgia distribution facility. In connection with this plan, the Company recorded approximately $1.9 million in closing-related charges in selling, general, and administrative expenses for fiscal 2013. There were no additional closing-related charges recorded for the fiscal 2015 and 2014. There was no ending liability amount as of January 2, 2016. The Hogansville facility was sold in the fourth quarter of 2014 for an amount that approximated carrying value.

OFFICE CONSOLIDATION

In 2013 and 2014, the Company consolidated its Shelton, Connecticut and Atlanta, Georgia offices, as well as certain functions from our other offices, into a new headquarters facility in Atlanta, Georgia. The Company recorded approximately $6.6 million, and $33.3 million in closing-related costs in fiscal 2014 and 2013, respectively, in connection with this plan. There were no closing-related costs recorded in fiscal 2015 in connection with this plan, and no additional costs are expected to be incurred in the future.

For fiscal year 2014 and 2013, the total amount of charges was included in selling, general, and administrative expenses and consisted of the following:

	For the fiscal years ended
(dollars in millions)	January 3, 2015	December 28, 2013
Other closure costs	$5.7	$24.5
Severance and other benefits	0.9	4.8
Accelerated depreciation	—	4.0
Total	$6.6	$33.3

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the restructuring reserves related to the office consolidation as of January 2, 2016:

(dollars in millions)	Severance	Other closure costs	Total
Balance at January 3, 2015	$0.8	$2.8	$3.6
Payments	(0.6)	(0.8)	(1.4)
Balance at January 2, 2016	$0.2	$2.0	$2.2

The severance reserve is included in other current liabilities and other closure costs are included in other long-term liabilities in the Company's consolidated balance sheets. The Company has completed its office consolidation efforts. The severance accrual is expected to be fully paid during fiscal 2016. Other closure costs relate to an ongoing lease liability for the closed office in Shelton, Connecticut.

JAPAN RETAIL OPERATIONS

In 2013, the Company made the decision to exit retail operations in Japan based on revised forecasts which did not meet the Company's investment objectives. The Company recorded approximately $1.5 million and $4.1 million in closing related costs for the fiscal years 2014 and 2013, respectively. There were no related costs to the exit of Japan operations recorded in fiscal 2015, and no additional related costs are expected in the future.

NOTE 17 – LEASE COMMITMENTS

Rent expense under operating leases (including properties and computer and office equipment) was approximately $136.6 million, $123.6 million, and $117.3 million for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively.

Minimum annual rental commitments under current noncancellable operating leases, as of January 2, 2016, substantially all of which relate to leased real estate, were as follows:

Fiscal Year	Operating Leases
2016	$141,707
2017	136,104
2018	127,376
2019	115,097
2020	104,317
Thereafter	369,410
Total	$994,011

Amounts related to property include leases on retail stores as well as various corporate offices, distribution facilities, and other premises. The majority of the Company's lease terms range between 5 and 10 years.

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

NOTE 19 – VALUATION AND QUALIFYING ACCOUNTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding accounts receivable is as follows:

(dollars in thousands)	Accounts receivable reserves	Sales returns reserves	Total
Balance at December 29, 2012	$7,188	$400	$7,588
Additional provisions	10,245	1,110	11,355
Charges to reserve	(8,125)	(1,110)	(9,235)
Balance at December 28, 2013	$9,308	$400	$9,708
Additional provisions	9,919	715	10,634
Charges to reserve	(7,419)	(715)	(8,134)
Balance at January 3, 2015	$11,808	$400	$12,208
Additional provisions	4,170	264	4,434
Charges to reserve	(7,435)	(264)	(7,699)
Balance at January 2, 2016	$8,543	$400	$8,943

NOTE 20 – UNAUDITED QUARTERLY FINANCIAL DATA

The unaudited summarized financial data by quarter for the fiscal years ended January 2, 2016 and January 3, 2015 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Fiscal 2015
Net sales	$684,764	$612,765	$849,806	$866,544
Gross profit	284,052	262,895	347,539	363,538
Selling, general, and administrative expenses	211,183	209,296	230,017	258,737
Royalty income	(11,636)	(8,353)	(12,699)	(11,378)
Operating income	84,505	61,952	130,221	116,179
Net income	49,792	36,105	79,326	72,599
Basic net income per common share (1)	0.94	0.69	1.52	1.40
Diluted net income per common share (1)	0.94	0.68	1.51	1.39

Fiscal 2014: (2)
Net sales	$651,643	$574,065	$798,936	$869,224
Gross profit	261,725	245,477	321,206	356,032
Selling, general, and administrative expenses	210,095	206,315	221,939	251,902
Royalty income	(9,901)	(8,185)	(11,190)	(9,880)
Operating income	61,531	47,347	110,457	114,010
Net income	34,297	25,897	65,886	68,590
Basic net income per common share (1)	0.64	0.48	1.24	1.30
Diluted net income per common share (1)	0.63	0.48	1.23	1.29

(1) May not be additive to the net income per common share amounts for the fiscal year due to the calculation provision of ASC 260, Earnings Per Share.

(2) The fourth quarter of fiscal 2014 contained 14 weeks instead of the typical 13 weeks for each quarter in a fiscal year that contains 52 weeks.

NOTE 21 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of its wholly-owned subsidiary, The William Carter Company ("TWCC" or the "Subsidiary Issuer"), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the "Parent"), by each of the Parent's current domestic subsidiaries (other than TWCC), and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s amended revolving credit facility or certain other debt of the Company or the subsidiary guarantors. Under specific customary conditions, the guarantees are not full and unconditional because subsidiary guarantors can be released and relieved of their obligations under customary circumstances contained in the indenture governing the senior notes. These circumstances include among others the following, so long as other applicable provisions of the indentures are adhered to: any sale or other disposition of all or substantially all of the assets of any subsidiary guarantor, any sale or other disposition of capital stock of any subsidiary guarantor, or designation of any restricted subsidiary that is a subsidiary guarantor as an unrestricted subsidiary.
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
In fiscal 2014, the Company revised its Guarantor Condensed Consolidating Statements of Comprehensive Income to correct a presentation error related to certain other comprehensive income (loss) transactions within the Subsidiary Issuer and Guarantor Subsidiaries columns in the Company’s previously filed Form 10-Q for the first and second fiscal quarters of 2014, which includes the comparative periods, and for the fiscal years ended December 28, 2013 and December 29, 2012.   These presentation items had no effect on the Company’s Consolidated Financial Statements.  The Company concluded that these items were not material to the financial statements taken as a whole, but elected to revise previously reported amounts within this footnote for all periods presented.  Future filings will reflect these revisions.

In December 2015, as part of a foreign subsidiary restructuring, certain non-guarantor subsidiaries became subsidiaries of certain other non-guarantor subsidiaries. The restructuring did not retroactively impact the prior status of the guarantor and the non-guarantor subsidiaries, and accordingly the condensed consolidating financial information for periods prior to the restructuring have not been adjusted to reflect the restructuring.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheet
As of January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$325,771	$14,652	$40,786	$—	$381,209
Accounts receivable, net	—	178,842	23,980	4,748	—	207,570
Intercompany receivable	—	52,676	133,092	3,317	(189,085)	—
Intercompany loan receivable	—	—	—	—	—	—
Finished goods inventories	—	271,148	184,618	48,960	(34,792)	469,934
Prepaid expenses and other current assets	—	18,317	14,261	6,094	—	38,672
Deferred income taxes	—	19,502	13,544	1,034	—	34,080
Total current assets	—	866,256	384,147	104,939	(223,877)	1,131,465
Property, plant, and equipment, net	—	162,031	180,322	29,351	—	371,704
Goodwill	—	136,570	—	38,304	—	174,874
Tradenames and other intangibles, net	—	225,348	85,500	—	—	310,848
Deferred debt issuance costs, net	—	6,813	—	—	—	6,813
Other assets	—	12,423	665	321	—	13,409
Intercompany long-term receivable	—	—	294,070	—	(294,070)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	875,051	652,598	100,146	—	(1,627,795)	—
Total assets	$875,051	$2,162,039	$1,044,850	$172,915	$(2,245,742)	$2,009,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$93,585	$44,951	$19,112	$—	$157,648
Intercompany payables	—	134,694	51,362	3,029	(189,085)	—
Intercompany loan payables	—	—	—	—	—	—
Other current liabilities	—	12,996	80,908	11,166	—	105,070
Total current liabilities	—	241,275	177,221	33,307	(189,085)	262,718

Long-term debt	—	566,000	—	18,431	—	584,431
Deferred income taxes	—	84,038	44,800	—	—	128,838
Intercompany long-term liability	—	294,070	—	—	(294,070)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,813	79,568	11,694	—	158,075
Stockholders' equity	875,051	909,843	643,261	109,483	(1,662,587)	875,051
Total liabilities and stockholders' equity	$875,051	$2,162,039	$1,044,850	$172,915	$(2,245,742)	$2,009,113

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the year end January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,813,950	$1,639,826	$246,158	$(686,055)	$3,013,879
Cost of goods sold	—	1,286,411	989,284	136,317	(656,157)	1,755,855
Gross profit	—	527,539	650,542	109,841	(29,898)	1,258,024
Selling, general, and administrative expenses	—	181,150	679,532	88,257	(39,706)	909,233
Royalty income	—	(32,978)	(19,414)	—	8,326	(44,066)
Operating income (loss)	—	379,367	(9,576)	21,584	1,482	392,857
Interest expense	—	26,550	5,331	557	(5,407)	27,031
Interest income	—	(5,826)	—	(81)	5,407	(500)
(Income) loss in subsidiaries	(237,822)	19,775	(9,742)	—	227,789	—
Other (income), net	—	(6)	(60)	(1,796)	—	(1,862)
Income (loss) before income taxes	237,822	338,874	(5,105)	22,904	(226,307)	368,188
Provision for income taxes	—	102,534	20,590	7,242	—	130,366
Net income (loss)	$237,822	$236,340	$(25,695)	$15,662	$(226,307)	$237,822

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the year end January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,770,238	$1,564,717	$241,191	$(682,278)	$2,893,868
Cost of goods sold	—	1,271,260	936,260	138,838	(636,930)	1,709,428
Gross profit	—	498,978	628,457	102,353	(45,348)	1,184,440
Selling, general, and administrative expenses	—	203,371	646,728	91,521	(51,369)	890,251
Royalty income	—	(30,741)	(18,896)	—	10,481	(39,156)
Operating income (loss)	—	326,348	625	10,832	(4,460)	333,345
Interest expense	—	27,651	5,310	343	(5,651)	27,653
Interest income	—	(5,998)	—	(56)	5,651	(403)
(Income) loss in subsidiaries	(194,670)	20,226	(15,050)	—	189,494	—
Other (income) expense, net	—	(235)	2,263	1,161	—	3,189
Income (loss) before income taxes	194,670	284,704	8,102	9,384	(193,954)	302,906
Provision for income taxes	—	85,574	19,441	3,221	—	108,236
Net income (loss)	$194,670	$199,130	$(11,339)	$6,163	$(193,954)	$194,670

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the year end January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$237,822	$236,340	$(25,695)	$15,662	$(226,307)	$237,822
Post-retirement benefit plans	859	859	803	—	(1,662)	859
Foreign currency translation adjustments	(14,189)	(14,189)	(29,574)	(14,189)	57,952	(14,189)
Comprehensive income (loss)	$224,492	$223,010	$(54,466)	$1,473	$(170,017)	$224,492

For the year end January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$194,670	$199,130	$(11,339)	$6,163	$(193,954)	$194,670
Post-retirement benefit plans	(5,110)	(5,110)	(4,963)	—	10,073	(5,110)
Foreign currency translation adjustments	(7,845)	(7,845)	(251)	(7,845)	15,941	(7,845)
Comprehensive income (loss)	$181,715	$186,175	$(16,553)	$(1,682)	$(167,940)	$181,715

For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$160,407	$156,080	$(59,387)	$(2,708)	$(93,985)	$160,407
Post-retirement benefit plans	6,609	6,609	6,237	—	(12,846)	6,609
Foreign currency translation adjustments	(5,486)	(5,486)	354	(5,486)	10,618	(5,486)
Comprehensive income (loss)	$161,530	$157,203	$(52,796)	$(8,194)	$(96,213)	$161,530

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the year end January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$148,656	$115,589	$43,742	$—	$307,987

Cash flows from investing activities:
Capital expenditures	—	(27,813)	(64,707)	(10,977)	—	(103,497)
Intercompany investing activity	161,993	5,642	(2,735)	(8,582)	(156,318)	—
Proceeds from repayment of intercompany loan	—	35,000	—	—	(35,000)	—
Issuance of intercompany loan	—	(15,000)	—	—	15,000	—
Proceeds from sale of property, plant and equipment	—	65	—	7	—	72
Net cash provided by(used in) investing activities	$161,993	$(2,106)	$(67,442)	$(19,552)	$(176,318)	$(103,425)

Cash flows from financing activities:
Intercompany financing activity	—	(108,761)	(46,672)	(885)	156,318	—
Repayments of intercompany loan	—	—	—	(35,000)	35,000	—
Borrowings from intercompany loans	—	—	—	15,000	(15,000)	—
Borrowings under secured revolving credit facility	—	166,000	—	39,586	—	205,586
Payments on secured revolving credit facility	—	(186,000)	—	(19,237)	—	(205,237)
Payment of debt issuance costs	—	(1,628)	—	—	—	(1,628)
Payment of contingent consideration	—	(7,572)	—	—	—	(7,572)
Dividends paid	(46,028)	—	—	—	—	(46,028)
Repurchase of common stock	(110,290)	—	—	—	—	(110,290)
Income tax benefit from stock-based compensation	—	6,104	2,735	—	—	8,839
Withholdings from vesting of restricted stock	(12,651)	—	—	—	—	(12,651)
Proceeds from exercise of stock options	6,976	—	—	—	—	6,976
Net cash (used in) provided by financing activities	(161,993)	(131,857)	(43,937)	(536)	176,318	(162,005)
Effect of exchange rate changes on cash	—	—	—	(1,986)	—	(1,986)
Net increase in cash and cash equivalents	—	14,693	4,210	21,668	—	40,571
Cash and cash equivalents, beginning of period	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of period	$—	$325,771	$14,652	$40,786	$—	$381,209

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the year end January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$189,945	$83,439	$9,013	$—	$282,397

Cash flows from investing activities:
Capital expenditures	—	(45,868)	(46,694)	(10,891)	—	(103,453)
Intercompany investing activity	118,060	15,864	(2,445)	(8,901)	(122,578)	—
Proceeds from repayment of intercompany loan	—	15,000	—	—	(15,000)	—
Issuance of intercompany loan	—	(35,000)	—	—	35,000	—
Acquisition of tradenames	—	(3,550)	—	—	—	(3,550)
Proceeds from sale of property, plant and equipment	—	2,267	—	4	—	2,271
Net cash provided by (used in) investing activities	$118,060	$(51,287)	$(49,139)	$(19,788)	$(102,578)	$(104,732)

Cash flows from financing activities:
Intercompany financing activity	—	(99,018)	(26,302)	2,742	122,578	—
Repayment of intercompany loan	—	—	—	(15,000)	15,000	—
Proceeds from intercompany loan	—	—	—	35,000	(35,000)	—
Payment of debt issuance costs	—	(177)	—	—	—	(177)
Payment of contingent consideration	—	(8,901)	—	—	—	(8,901)
Dividends paid	(40,477)	—	—	—	—	(40,477)
Repurchase of common stock	(82,099)	—	—	—	—	(82,099)
Income tax benefit from stock-based compensation	—	2,256	2,444	—	—	4,700
Withholdings from vesting of restricted stock	(4,548)	—	—	—	—	(4,548)
Proceeds from exercise of stock options	9,064	—	—	—	—	9,064
Net cash (used in) provided by financing activities	(118,060)	(105,840)	(23,858)	22,742	102,578	(122,438)
Effect of exchange rate changes on cash	—	—	—	(1,135)	—	(1,135)
Net decrease in cash and cash equivalents	—	32,818	10,442	10,832	—	54,092
Cash and cash equivalents, beginning of period	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of period	$—	$311,078	$10,442	$19,118	$—	$340,638

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the year end December 28, 2013
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	—	125,482	72,095	12,119	—	209,696

Cash flows from investing activities:
Capital expenditures	—	(111,560)	(59,852)	(11,113)	—	(182,525)
Intercompany investing activity	473,988	26,693	(4,112)	(14,721)	(481,848)	—
Issuance of intercompany loan	—	(100,000)	—	—	100,000	—
Acquisition of tradenames	—	(38,007)	—	—	—	(38,007)
Net cash used in investing activities	473,988	(222,874)	(63,964)	(25,834)	(381,848)	(220,532)

Cash flows from financing activities:
Proceeds from senior notes	—	400,000	—	—	—	400,000
Intercompany financing activity	—	(361,424)	(119,183)	(1,241)	481,848	—
Proceeds from intercompany loan	—	—	100,000	—	(100,000)	—
Payment of debt issuance costs	—	(6,989)	—	—	—	(6,989)
Payment of contingent consideration	—	(14,721)	—	—	—	(14,721)
Dividends paid	(27,715)	—	—	—	—	(27,715)
Repurchase of common stock	(454,133)	—	—	—	—	(454,133)
Income tax benefit from stock-based compensation	—	6,928	4,112	—	—	11,040
Withholdings from vesting of restricted stock	(5,052)	—	—	—	—	(5,052)
Proceeds from exercise of stock options	12,912	—	—	—	—	12,912
Net cash provided by (used in) financing activities	(473,988)	23,794	(15,071)	(1,241)	381,848	(84,658)
Effect of exchange rate changes on cash	—	—	—	(196)	—	(196)
Net increase in cash and cash equivalents	—	(73,598)	(6,940)	(15,152)	—	(95,690)
Cash and cash equivalents, beginning of period	—	351,858	6,940	23,438	—	382,236
Cash and cash equivalents, end of period	$—	$278,260	$—	$8,286	$—	$286,546

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 2, 2016.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of January 2, 2016.

The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter's, Inc.'s internal control over financial reporting containing the required disclosures, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. to be held in May, 2016. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our last fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	1,423,660	$46.56	2,041,526
Equity compensation plans not approved by security holders	—	—	—
Total	1,423,660	$46.56	2,041,526

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.

Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Carter's, Inc., as amended on October 29, 2015. Incorporated by reference to Carter's, Inc.'s Quarterly Report on Form 10-Q filed on October 29, 2015.
3.2	Amended and Restated By-laws of Carter's, Inc. Incorporated by reference to Carter's, Inc.'s Current Report on Form 8-K filed on August 26, 2015.
4.1	Specimen Certificate of Common Stock. Incorporated by reference to Carter's, Inc.'s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003.
4.2
Indenture, dated August 12, 2013, by and among The William Carter Company, certain guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Carter’s, Inc. Current Report on Form 8-K filed on August 12, 2013.

4.3
First Supplemental Indenture, dated June 25, 2014, by and among The William Carter Company, certain guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as Trustee. Incorporated by reference to Carter’s, Inc.'s Amendment No. 1 to Registration Statement on Form S-4 filed on June 27, 2014.

4.4
Registration Rights Agreement, dated August 12, 2013, by and among The William Carter Company, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Incorporated by reference to Carter’s, Inc.'s Periodic Report on Form 8-K filed on August 12, 2013.

10.1
Second Amended and Restated Credit Agreement dated as of August 31, 2012, among The William Carter Company, as U.S. borrower, The Genuine Canadian Corp., as Canadian borrower, Bank of America, N.A., as Administrative Agent, U.S. Dollar Facility Swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, Bank of America, N.A., Canada Branch, as Canadian Agent, Multicurrency Facility Swing Line Lender and as a Multicurrency Facility L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent, Royal Bank of Canada, SunTrust Bank and U.S. Bank National Association, as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunning Manager, and certain other lenders party thereto. Incorporated by reference to Carter's, Inc.'s Current Report on Form 8-K filed on September 4, 2012.

10.2	Amendment to the Second Amended and Restated Credit Facility dated August 7, 2013, Incorporated by reference to Carter's, Inc.'s Quarterly Report on Form 10-Q filed October 24, 2013.
10.3
Third Amended and Restated Credit Agreement, dated as of September 16, 2015, among The William Carter Company, as U.S. Borrower, The Genuine Canada Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Dollar Facility swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, a Multicurrency Facility swing Line Lender and a Multicurrency Facility L/A Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility swing Line Lender and a Multicurrency Facility L/C Issuer, Bank of America, N.A., as Syndication Agent, and certain other lenders party thereto. Incorporated by reference to Carter’s, Inc.'s Current Report on Form 8-K filed on September 22, 2015.

10.4
Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers. Incorporated by reference to Carter’s Inc.’s Quarterly Report on Form 10-Q filed on October 29, 2015.

10.5	Amended and Restated Equity Incentive Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on April 5, 2011.

10.6	Amended and Restated Annual Incentive Compensation Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on April 5, 2011.
10.7	The William Carter Company Severance Plan, dated as of March 1, 2009. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.
10.8	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.
10.9
Lease Agreement dated March 29, 2012 between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on April 27, 2012.

10.10
Lease Agreement dated December 14, 2012 between The William Carter Company and Phipps Tower Associates, LLC. & Lease Termination Agreement dated December 14, 2012 between The William Carter Company and John Hancock Life Insurance Company (U.S.A.). Incorporated by reference to Carter's, Inc.'s Current Report on Form 8-K filed on December 14, 2012.

10.11	Phipps Tower Lease - Second Amendment dated June 17, 2013 Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on July 26, 2013.
21	Subsidiaries of Carter's, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER'S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 25, 2016
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 25, 2016
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 25, 2016
Amy Woods Brinkley

/s/ VANESSA J. CASTAGNA	Director	February 25, 2016
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director	February 25, 2016
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 25, 2016
Jevin S. Eagle

/s/ PAUL FULTON	Director	February 25, 2016
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director	February 25, 2016
William J. Montgoris

/s/ DAVID PULVER	Director	February 25, 2016
David Pulver

/s/ THOMAS E. WHIDDON	Director	February 25, 2016
Thomas E. Whiddon