Form 10-Q
period 2016-04-02
CARTERS INC
filed 2016-04-28
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 22, 2016
Common stock, par value $0.01 per share	50,770,965

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	April 2, 2016	January 2, 2016	April 4, 2015
ASSETS
Current assets:
Cash and cash equivalents	$395,141	$381,209	$377,400
Accounts receivable, net	192,569	207,570	195,593
Finished goods inventories	376,499	469,934	358,014
Prepaid expenses and other current assets	36,791	37,815	33,894
Deferred income taxes	31,841	34,080	32,842
Total current assets	1,032,841	1,130,608	997,743
Property, plant, and equipment, net of accumulated depreciation of $307,449, $290,636, and $257,394, respectively	377,273	371,704	341,658
Tradenames and other intangibles, net	309,853	310,848	314,955
Goodwill	177,238	174,874	178,859
Other assets	15,258	15,620	13,898
Total assets	$1,912,463	$2,003,654	$1,847,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,387	$157,648	$94,133
Other current liabilities	102,494	105,070	93,403
Total current liabilities	192,881	262,718	187,536

Long-term debt, net	580,319	578,972	580,273
Deferred income taxes	128,815	128,838	120,274
Other long-term liabilities	161,731	158,075	153,317
Total liabilities	$1,063,746	$1,128,603	$1,041,400

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 2, 2016, January 2, 2016, and April 4, 2015	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 51,206,395, 51,764,309, and 52,615,316 shares issued and outstanding at April 2, 2016, January 2, 2016 and April 4, 2015, respectively	512	518	526
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(31,081)	(36,367)	(29,031)
Retained earnings	879,286	910,900	834,218
Total stockholders' equity	848,717	875,051	805,713
Total liabilities and stockholders' equity	$1,912,463	$2,003,654	$1,847,113

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	April 2, 2016	April 4, 2015
Net sales	$724,085	$684,764
Cost of goods sold	413,156	400,712
Gross profit	310,929	284,052
Selling, general, and administrative expenses	228,996	211,183
Royalty income	(11,075)	(11,636)
Operating income	93,008	84,505
Interest expense	6,739	6,692
Interest income	(207)	(137)
Other expense, net	3,193	1,962
Income before income taxes	83,283	75,988
Provision for income taxes	29,303	26,196
Net income	$53,980	$49,792

Basic net income per common share	$1.05	$0.94
Diluted net income per common share	$1.04	$0.94
Dividend declared and paid per common share	$0.33	$0.22

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 2, 2016	April 4, 2015
Net income	$53,980	$49,792
Other comprehensive income (loss):
Foreign currency translation adjustments	5,286	(5,994)
Comprehensive income	$59,266	$43,798

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at January 2, 2016	51,764,309	$518	$—	$(36,367)	$910,900	$875,051
Income tax benefit from stock-based compensation	—	—	3,144	—	—	3,144
Exercise of stock options	87,225	1	3,746	—	—	3,747
Withholdings from vesting of restricted stock	(89,368)	(1)	(8,453)	—	—	(8,454)
Restricted stock activity	166,593	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,556	—	—	4,556
Issuance of common stock	—	—	—	—	—	—
Repurchase of common stock	(722,364)	(7)	(2,992)	—	(68,562)	(71,561)
Cash dividends declared and paid	—	—	—	—	(17,032)	(17,032)
Comprehensive income (loss)	—	—	—	5,286	53,980	59,266
Balance at April 2, 2016	51,206,395	$512	$—	$(31,081)	$879,286	$848,717

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income	$53,980	$49,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,177	14,875
Amortization of tradenames	995	2,325
Accretion of contingent consideration	—	483
Amortization of debt issuance costs	361	280
Non-cash stock-based compensation expense	4,556	4,740
Unrealized foreign currency exchange loss, net	3,780	1,652
Income tax benefit from stock-based compensation	(3,144)	(5,771)
Loss on disposal of property, plant, and equipment	192	52
Deferred income taxes	2,226	2,207
Effect of changes in operating assets and liabilities:
Accounts receivable, net	15,247	(11,402)
Finished goods inventories	96,056	83,349
Prepaid expenses and other assets	(576)	(472)
Accounts payable and other liabilities	(62,568)	(54,886)
Net cash provided by operating activities	128,282	87,224

Cash flows from investing activities:
Capital expenditures	(25,552)	(20,760)
Proceeds from sale of property, plant, and equipment	—	76
Net cash used in investing activities	(25,552)	(20,684)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	—	20,349
Payments on secured revolving credit facility	—	(20,000)
Repurchase of common stock	(71,561)	(14,120)
Dividends paid	(17,032)	(11,597)
Income tax benefit from stock-based compensation	3,144	5,771
Withholdings from vesting of restricted stock	(8,454)	(12,331)
Proceeds from exercise of stock options	3,747	2,768
Net cash used in financing activities	(90,156)	(29,160)

Effect of exchange rate changes on cash and cash equivalents	1,358	(618)
Net increase in cash and cash equivalents	13,932	36,762
Cash and cash equivalents, beginning of period	381,209	340,638
Cash and cash equivalents, end of period	$395,141	$377,400

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear under the Carter's, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of April 2, 2016, the Company operated 610 Carter’s stores in the United States, 251 OshKosh stores in the United States, and 149 stores in Canada.

NOTE 2 – BASIS OF PREPARATION AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended April 2, 2016 are not necessarily indicative of the results that may be expected for the 2016 fiscal year ending December 31, 2016.

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

The accompanying condensed consolidated balance sheet as of January 2, 2016 was derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material subsequent changes to these accounting policies, except as noted below for new accounting pronouncements adopted in the fiscal quarter ended April 2, 2016.

Adoption of New Accounting Pronouncements During the Fiscal Quarter Ended April 2, 2016

At the beginning of fiscal 2016, the Company adopted the following Accounting Standards Updates ("ASU"): ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"); ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"); and ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04").
ASU 2015-05
The Company prospectively adopted the provisions of ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement at the beginning of fiscal 2016, as it relates to the accounting for fees paid in connection with arrangements with cloud-based software providers. Under the new guidance, unless a software arrangement includes specific elements enabling customers to possess and operate software on platforms other than those offered by the cloud-based provider, the costs of such arrangements are accounted for as an operating expense in the period in which such costs are incurred. The adoption was not material to the Company's financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Company's adoption of ASU 2015-03, refer to Note 6, Long-Term Debt, accompanying the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The adoption of this guidance was effective at the beginning of fiscal 2016 and the provisions have been applied to each prior period presented for comparative purposes.

For the Company's adoption of ASU 2015-04, refer to Note 8, Employee Benefit Plans, accompanying the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components, net of applicable income taxes, of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	April 2, 2016	January 2, 2016	April 4, 2015
Cumulative foreign currency translation adjustments	$(24,300)	$(29,586)	$(21,391)
Pension and post-retirement liability adjustments	(6,781)	(6,781)	(7,640)
Total accumulated other comprehensive loss	$(31,081)	$(36,367)	$(29,031)

Changes in accumulated other comprehensive loss consisted of additional gains of $5.3 million and additional losses of $6.0 million for foreign currency translation adjustments for the first quarters of fiscal 2016 and fiscal 2015, respectively. During the first quarters of fiscal 2016 and fiscal 2015, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's goodwill and other intangible assets were as follows:

		April 2, 2016			January 2, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	40,668	—	40,668	38,304	—	38,304
Total goodwill		$177,238	$—	$177,238	$174,874	$—	$174,874

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	2-20 years	42,019	37,899	4,120	41,992	36,877	5,115
Total tradenames		$347,752	$37,899	$309,853	$347,725	$36,877	$310,848
Non-compete agreements	4 years	211	211	—	199	199	—
Total tradenames and other intangibles, net		$347,963	$38,110	$309,853	$347,924	$37,076	$310,848

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		April 4, 2015
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570
Bonnie Togs goodwill	Indefinite	42,289	—	42,289
Total goodwill		$178,859	$—	$178,859

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	2-20 years	42,037	32,830	9,207
Total tradenames		$347,770	$32,830	$314,940
Non-compete agreements	4 years	220	205	15
Total tradenames and other intangibles, net		$347,990	$33,035	$314,955

The changes in the carrying value of Bonnie Togs goodwill between the comparative periods were solely due to fluctuations in the foreign currency exchange rates between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company's consolidated financial statements. The portion of the changes in the carrying values for other trademarks, including the related accumulated amortization, that was not attributable to amortization expense was also impacted by these same foreign currency exchange rate fluctuations.

The Company recorded approximately $1.0 million and $2.3 million in amortization expense for the fiscal quarters ended April 2, 2016 and April 4, 2015, respectively. At April 2, 2016, the estimated future amortization expense for these assets is approximately $0.9 million for the remainder of fiscal 2016, $0.2 million for fiscal 2017, $0.2 million for each of fiscal year 2018, 2019 and 2020, and $2.5 million thereafter.

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares of the Company's stock in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of fiscal 2013, the Board approved an additional $400 million accelerated share repurchase authorization, which has been completed. On February 24, 2016, the Company's Board of Directors authorized a new $500 million share repurchase program in addition to amounts remaining under previous authorizations. The total remaining capacity under the outstanding repurchase authorizations as of April 2, 2016 was approximately $503.3 million, based on settled repurchase transactions. The authorizations have no expiration date.

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	April 2, 2016	April 4, 2015
Number of shares repurchased	722,364	157,900
Aggregate cost of shares repurchased - in thousands $	$71,561	$14,120
Average price per share	$99.07	$89.43

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the first quarters of fiscal 2016 and fiscal 2015, the Company paid cash dividends per share of $0.33 and $0.22, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the indenture governing the senior notes of The William Carter Company ("TWCC"), a 100% owned subsidiary of the Company, and in TWCC's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock. Provisions related to the indenture governing the senior notes are described in the Company's Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	April 2, 2016	January 2, 2016	April 4, 2015
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(5,250)	(5,459)	(6,076)
Senior notes, net	394,750	394,541	393,924
Secured revolving credit facility	185,569	184,431	186,349
Total long-term debt, net	$580,319	$578,972	$580,273

In the first quarter of fiscal 2015, the Company replaced $20.0 million of outstanding borrowings under the then-existing secured revolving credit facility with CAD 25.5 million of borrowings, which approximated $20.3 million. This transaction is reflected on the Company's consolidated statement of cash flows.

Secured Revolving Credit Facility

As previously disclosed in the Company's most recent Annual Report on Form 10-K for the fiscal year ended January 2, 2016, the secured revolving credit facility was amended and restated in September 2015. The aggregate principal amount of the secured revolving credit facility is $500 million consisting of (i) a $400 million U.S. dollar revolving credit facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings by TWCC and (ii) a $100 million multicurrency revolving credit facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings by TWCC and certain other subsidiaries of TWCC in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The secured revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing revolving credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount available to the Company not to exceed $200 million and the aggregate multicurrency amount available not to exceed $50 million). The Company's secured revolving credit facility matures September 16, 2020.

As of April 2, 2016, the Company had approximately $185.6 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.9 million of outstanding letters of credit. As of April 2, 2016, there was approximately $309.6 million available for future borrowing.

As of April 2, 2016, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of April 2, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 1.80% on that date, and Canadian dollar borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was 2.24% on that date.

As disclosed in the Company's most recent Annual Report on Form 10-K for the fiscal year ended January 2, 2016, the Company's secured revolving credit facility contains covenants, including affirmative and financial covenants. As of April 2, 2016, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

As of April 2, 2016, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as described in the following section.

Adoption of New Accounting Pronouncement Related to Debt Issuance Costs

The Company retrospectively adopted the provisions of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), at the beginning of fiscal 2016, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of a debt discount. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. The guidance did not change the recognition and measurement requirements for debt issuance costs. The Company reclassified $5.3 million, $5.5 million, and $6.1 million of unamortized issuance-related debt costs associated with the Company's senior notes from other assets to Long-term debt, net within its consolidated balance sheets as of April 2, 2016, January 2, 2016, and April 4, 2015, respectively. Other than this balance sheet reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements. Fees paid to lenders to secure revolving lines of credit continue to be presented as a deferred charge (asset) on the balance sheet.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2016	April 4, 2015
Stock options	$1,296	$1,324
Restricted stock:
Time-based awards	2,145	2,083
Performance-based awards	1,115	1,333
Total	$4,556	$4,740

On February 16, 2016, the Company's Board of Directors approved the issuance of the following new awards to certain key employees under the Company's existing stock-based compensation plan, subject to vesting: 204,100 stock options with an exercise price of $90.66 each; 116,644 shares of time-based restricted stock awards with a grant-date fair value of $90.66 each; and 53,070 shares of performance-based restricted stock awards with a grant-date fair value of $90.66 each.

During the first quarter of fiscal 2016, a total of 199,937 restricted stock awards (time- and performance-based) vested with a weighted-average grant-date fair value of $60.23 each. During the first quarter of fiscal 2015, a total of 331,163 restricted stock awards (time- and performance-based) vested with a weighted average grant-date fair value of $41.16 each.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension (benefit) cost included in the statement of operations was comprised of:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2016	April 4, 2015
Interest cost	$629	$623
Expected return on plan assets	(676)	(785)
Recognized actuarial loss	145	161
Net periodic pension (benefit) cost	$98	$(1)

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations were as follows:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2016	April 4, 2015

Service cost – benefits attributed to service during the period	$31	$32
Interest cost on accumulated post-retirement benefit obligation	44	45
Amortization net actuarial gain	(49)	(48)
Total net periodic post-retirement benefit cost	$26	$29

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations
The Company adopted the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04") at the beginning of fiscal 2016. However, the Company is not required to make any such measurements until the end of fiscal 2016. ASU 2015-04 allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the alternative measurement date from year to year and to all of its defined benefit plans. The Company expects to make the accounting policy election to use December 31 as the measurement date for all of its defined benefit plan assets and obligations for fiscal 2016 and subsequent years. Measurement dates for prior periods will not be impacted. The Company does not expect the use of the alternative measurement date of December 31, 2016 to have a material impact on the Company's results of operations, financial condition, or cash flows.

NOTE 9 – INCOME TAXES

In the first quarter of fiscal 2015, the Internal Revenue Service completed an income tax audit for fiscal 2011- 2013. As a result of the settlement of this audit and an ongoing state income tax audit, the Company recognized prior-year income tax benefits of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

approximately $1.8 million in the first quarter of fiscal 2015. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2012.

As of April 2, 2016, the Company had gross unrecognized income tax benefits of approximately $9.2 million, of which $6.4 million, if ultimately recognized, may affect the Company's effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at April 2, 2016 are approximately $1.0 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2016 or fiscal 2017 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarters ended April 2, 2016 and April 4, 2015, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.7 million, $0.8 million, and $0.8 million of interest accrued on uncertain tax positions as of April 2, 2016, January 2, 2016, and April 4, 2015, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

	April 2, 2016			January 2, 2016			April 4, 2015
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments	$8.2	$—	$—	$8.6	$—	$—	$7.9	$—	$—
Foreign exchange forward contracts (1)	$—	$0.1	$—	$—	$2.1	$—	$—	$—	$—

Liabilities
Foreign exchange forward contracts (2)	$—	$2.1	$—	$—	$—	$—	$—	$—	$—
Contingent consideration	$—	$—	$—	$—	$—	$—	$—	$—	$7.7
(1) Included in Prepaid expenses and other current assets in the Company's condensed consolidated balance sheet.
(2) Included in Other current liabilities in the Company's condensed consolidated balance sheet.

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation.

Losses on the investments in marketable securities were $0.4 million for the fiscal quarter ended April 2, 2016. Gains on the investments in marketable securities were $0.2 million for the fiscal quarter ended April 4, 2015. These amounts are included in Other expense, net on the Company's consolidated statement of operations included in this Quarterly Report on Form 10-Q.

FOREIGN CURRENCY CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars).

At April 2, 2016, the notional value of the open foreign currency forward contracts was $44.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded realized gains of approximately $0.8 million for contracts settled during the first quarter of fiscal 2016. These amounts are included in Other expense, net on the Company's consolidated statement of operations. The Company did not apply hedge accounting treatment on any of these foreign currency contracts.

The Company recorded approximately $2.0 million of unrealized losses on open contracts that were marked to market as of April 2, 2016.

During the first quarter of fiscal 2015, the Company had no foreign exchange contracts.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability during the first quarter of fiscal 2015 related to the Company's 2011 acquisition of Bonnie Togs:

Fiscal quarter ended
(dollars in thousands)	April 4, 2015
Balance at the beginning of period	$7,711
Accretion	483
Foreign currency translation adjustment	(533)
Balance at the end of period	$7,661

At April 2, 2016 and January 2, 2016, the Company had no remaining contingent consideration liability.

BORROWINGS

As of April 2, 2016, the fair value of the Company's $185.6 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at April 2, 2016 was approximately $413 million. The fair value of these senior notes with a notional value and carrying value of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	April 2, 2016	April 4, 2015

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	51,176,987	52,119,215
Dilutive effect of equity awards	467,103	495,386
Diluted number of common and common equivalent shares outstanding	51,644,090	52,614,601

Basic net income per common share (in thousands, except per share data):
Net income	$53,980	$49,792
Income allocated to participating securities	(444)	(560)
Net income available to common shareholders	$53,536	$49,232

Basic net income per common share	$1.05	$0.94

Diluted net income per common share (in thousands, except per share data):
Net income	$53,980	$49,792
Income allocated to participating securities	(441)	(556)
Net income available to common shareholders	$53,539	$49,236

Diluted net income per common share	$1.04	$0.94

Anti-dilutive shares excluded from dilutive earnings per share computation	386,030	183,400

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	April 2, 2016	January 2, 2016	April 4, 2015
Accrued bonuses and incentive compensation	$4,148	$17,934	$4,396
Income taxes payable	19,195	3,802	18,410
Accrued customer loyalty program reserve	10,276	7,037	—
Accrued salaries and wages	10,284	3,377	8,111
Unredeemed gift cards	9,996	10,940	9,882
Accrued employee benefits	8,157	19,751	7,498
Accrued and deferred rent	13,409	12,590	12,480

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	April 2, 2016	January 2, 2016	April 4, 2015
Deferred lease incentives	$72,086	$70,060	$68,652

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENT INFORMATION

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2016	% of Total Net Sales	April 4, 2015	% of Total Net Sales
Net sales:
Carter’s Wholesale	$280,140	38.7%	$269,315	39.3%
Carter’s Retail (a)	272,323	37.6%	257,727	37.7%
Total Carter’s (U.S.)	552,463	76.3%	527,042	77.0%
OshKosh Retail (a)	81,766	11.3%	73,042	10.7%
OshKosh Wholesale	11,914	1.6%	16,051	2.3%
Total OshKosh (U.S.)	93,680	12.9%	89,093	13.0%
International (b)	77,942	10.8%	68,629	10.0%
Total net sales	$724,085	100.0%	$684,764	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales
Carter’s Wholesale	$66,205	23.6%	$57,931	21.5%
Carter’s Retail (a)	41,254	15.1%	44,493	17.3%
Total Carter’s (U.S.)	107,459	19.5%	102,424	19.4%
OshKosh Retail (a)	(1,785)	(2.2)%	(960)	(1.3)%
OshKosh Wholesale	2,206	18.5%	2,979	18.6%
Total OshKosh (U.S.)	421	0.4%	2,019	2.3%
International (b) (c)	8,441	10.8%	6,511	9.5%
Corporate expenses (d) (e)	(23,313)		(26,449)
Total operating income	$93,008	12.8%	$84,505	12.3%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company's contingent consideration related to the Company's 2011 acquisition of Bonnie Togs of approximately $0.5 million for the fiscal quarter ended April 4, 2015.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)	Includes charges related to the amortization of tradenames of $1.0 million for the fiscal quarter ended April 2, 2016, and $2.3 million for the fiscal quarter ended April 4, 2015.

NOTE 15 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is effective for the Company beginning in the first quarter of fiscal 2018, including interim periods within that first fiscal year, and early adoption is now permitted for 2017. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

application. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position, results of operations, and cash flows. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance, and additional amendments and updates are currently being considered by the FASB.

Simplified Subsequent Measurement of Inventory
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). Upon adoption by an entity, ASU 2015-11 will simplify the subsequent measurement of inventory by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The new guidance applies only to inventories for which cost is determined by methods other than last-in-first-out (LIFO) and the retail inventory method. For inventory within the scope of ASU 2015-11, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by current guidance ("market," "subject to a floor," and a "ceiling"). When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), entities will recognize the difference as a loss in earnings in the period in which it occurs. ASU 2015-11 is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within the year of adoption. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2015-11 at the beginning of fiscal 2017. At this time, the Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial condition, results of operations, or cash flows.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Current GAAP requires the deferred taxes for each tax jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate based on the period in which the attribute is expected to be realized. Upon adoption of ASU 2015-17, all deferred tax assets and liabilities will be classified as noncurrent on an entity's balance sheet. As a result, each jurisdiction will have only one net noncurrent deferred tax asset or liability. ASU 2015-17 will not change the existing guidance that prohibits the offsetting of deferred tax liabilities of one jurisdiction against the deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, including interim periods in the year of adoption. Early adoption is permitted, and adoption may be applied either prospectively or retrospectively. The Company plans to adopt ASU 2015-17 at the beginning of the first quarter of fiscal 2017. ASU 2015-17 will only involve classification of certain deferred tax assets and liabilities on the Company's consolidated balance sheet and will have no impact on the Company's results of operations or cash flows. The Company does not expect the adoption of ASU 2015-17 to be material to the Company's consolidated balance sheet.

Leases

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The new standard may be applied on a full retrospective basis or a modified retrospective basis, and early adoption is permitted. The Company is still evaluating the potential impacts of ASU 2016-02 on its consolidated financial statements. However, the Company expects that the adoption of ASU 2016-02 will require the Company to recognize right-of-use assets and lease liabilities that will be material to the Company's consolidated balance sheet.

Accounting for Share-Based Payments to Employees

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Arrangements ("ASU 2016-09"), which amends ASC Topic 718, Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. All tax benefits and deficiencies related to share-based payments will be recognized and recorded through the statement of operations for all awards settled or expiring after the adoption of ASU 2016-09. Currently, tax benefits in excess of compensation costs ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls and then to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

statement of operations. ASU 2016-09 will also require, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Additionally, ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company at the beginning of fiscal 2017, including interim periods in the year of adoption. Early adoption is permitted in any interim or annual period. The Company is still evaluating the potential impacts of ASU 2016-09 on its consolidated financial statements.

NOTE 16 – GUARANTOR UNAUDITED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s senior notes constitute debt obligations of its wholly-owned subsidiary, The William Carter Company ("TWCC" or the "Subsidiary Issuer"), are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. (the "Parent"), by certain of the Parent's current domestic subsidiaries (other than TWCC), and, subject to certain exceptions, future restricted subsidiaries that guarantee the Company’s secured revolving credit facility or certain other debt of the Company or the subsidiary guarantors. Under specific customary conditions, the guarantees are not full and unconditional because subsidiary guarantors can be released and relieved of their obligations under customary circumstances contained in the indenture governing the senior notes. These circumstances include, among others, the following, so long as other applicable provisions of the indentures are adhered to: any sale or other disposition of all or substantially all of the assets of any subsidiary guarantor, any sale or other disposition of capital stock of any subsidiary guarantor, or designation of any restricted subsidiary that is a subsidiary guarantor as an unrestricted subsidiary.

For additional information, refer to the Company's Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016.
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
Intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from affiliates will exist at any time. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Company has accounted for investments in subsidiaries under the equity method. The guarantor subsidiaries are 100% owned directly or indirectly by the Parent and all guarantees are joint, several, and unconditional.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$331,672	$19,802	$43,667	$—	$395,141
Accounts receivable, net	—	166,843	20,212	5,514	—	192,569
Intercompany receivable	—	67,203	120,901	5,157	(193,261)	—
Finished goods inventories	—	189,225	186,901	40,421	(40,048)	376,499
Prepaid expenses and other current assets	—	17,879	14,273	4,639	—	36,791
Deferred income taxes	—	14,766	14,696	2,379	—	31,841
Total current assets	—	787,588	376,785	101,777	(233,309)	1,032,841
Property, plant, and equipment, net	—	162,110	184,548	30,615	—	377,273
Goodwill	—	136,570	—	40,668	—	177,238
Tradenames and other intangibles, net	—	224,353	85,500	—	—	309,853
Other assets	—	14,164	795	299	—	15,258
Intercompany long-term receivable	—	—	294,017	—	(294,017)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	848,717	676,350	106,542	—	(1,631,609)	—
Total assets	$848,717	$2,101,135	$1,048,187	$173,359	$(2,258,935)	$1,912,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$58,626	$19,554	$12,207	$—	$90,387
Intercompany payables	—	124,763	65,188	3,310	(193,261)	—
Other current liabilities	—	23,801	68,514	10,179	—	102,494
Total current liabilities	—	207,190	153,256	25,696	(193,261)	192,881

Long-term debt, net	—	560,751	—	19,568	—	580,319
Deferred income taxes	—	83,925	44,890	—	—	128,815
Intercompany long-term liability	—	294,017	—	—	(294,017)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,487	83,027	12,217	—	161,731
Stockholders' equity	848,717	888,765	667,014	115,878	(1,671,657)	848,717
Total liabilities and stockholders' equity	$848,717	$2,101,135	$1,048,187	$173,359	$(2,258,935)	$1,912,463

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$325,771	$14,652	$40,786	$—	$381,209
Accounts receivable, net	—	178,842	23,980	4,748	—	207,570
Intercompany receivable	—	52,676	133,092	3,317	(189,085)	—
Finished goods inventories	—	271,148	184,618	48,960	(34,792)	469,934
Prepaid expenses and other current assets	—	17,460	14,261	6,094	—	37,815
Deferred income taxes	—	19,502	13,544	1,034	—	34,080
Total current assets	—	865,399	384,147	104,939	(223,877)	1,130,608
Property, plant, and equipment, net	—	162,031	180,322	29,351	—	371,704
Goodwill	—	136,570	—	38,304	—	174,874
Tradenames and other intangibles, net	—	225,348	85,500	—	—	310,848
Other assets	—	14,634	665	321	—	15,620
Intercompany long-term receivable	—	—	294,070	—	(294,070)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	875,051	652,598	100,146	—	(1,627,795)	—
Total assets	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$93,585	$44,951	$19,112	$—	$157,648
Intercompany payables	—	134,694	51,362	3,029	(189,085)	—
Other current liabilities	—	12,996	80,908	11,166	—	105,070
Total current liabilities	—	241,275	177,221	33,307	(189,085)	262,718

Long-term debt, net	—	560,541	—	18,431	—	578,972
Deferred income taxes	—	84,038	44,800	—	—	128,838
Intercompany long-term liability	—	294,070	—	—	(294,070)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,813	79,568	11,694	—	158,075
Stockholders' equity	875,051	909,843	643,261	109,483	(1,662,587)	875,051
Total liabilities and stockholders' equity	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of April 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$338,709	$17,505	$21,186	$—	$377,400
Accounts receivable, net	—	167,196	22,250	6,147	—	195,593
Intercompany receivable	—	62,791	84,908	728	(148,427)	—
Finished goods inventories	—	173,892	179,932	40,563	(36,373)	358,014
Prepaid expenses and other current assets	—	12,505	13,369	8,020	—	33,894
Deferred income taxes	—	18,673	12,356	1,813	—	32,842
Total current assets	—	773,766	330,320	78,457	(184,800)	997,743
Property, plant, and equipment, net	—	157,206	156,962	27,490	—	341,658
Goodwill	—	136,570	—	42,289	—	178,859
Tradenames and other intangibles, net	—	229,440	85,500	15	—	314,955
Other assets	—	13,046	852	—	—	13,898
Intercompany long-term receivable	—	—	279,897	—	(279,897)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	805,713	591,454	10,173	—	(1,407,340)	—
Total assets	$805,713	$2,001,482	$863,704	$148,251	$(1,972,037)	$1,847,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$61,013	$22,937	$10,183	$—	$94,133
Intercompany payables	—	84,259	60,851	3,316	(148,427)	—
Other current liabilities	—	25,078	54,833	13,492	—	93,403
Total current liabilities	—	170,350	138,621	26,991	(148,427)	187,536
Long-term debt, net	—	559,928	—	20,345	—	580,273
Deferred income taxes	—	80,185	40,089	—	—	120,274
Intercompany long-term liability	—	279,897	—	—	(279,897)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	69,035	72,026	12,256	—	153,317
Stockholders' equity	805,713	842,087	512,968	88,659	(1,443,713)	805,713
Total liabilities and stockholders' equity	$805,713	$2,001,482	$863,704	$148,251	$(1,972,037)	$1,847,113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$451,196	$381,280	$55,830	$(164,221)	$724,085
Cost of goods sold	—	321,100	211,028	33,091	(152,063)	413,156
Gross profit	—	130,096	170,252	22,739	(12,158)	310,929
Selling, general, and administrative expenses	—	42,587	172,142	23,377	(9,110)	228,996
Royalty income	—	(9,072)	(4,211)	—	2,208	(11,075)
Operating income (loss)	—	96,581	2,321	(638)	(5,256)	93,008
Interest expense	—	6,608	845	103	(817)	6,739
Interest income	—	(985)	—	(39)	817	(207)
(Income) loss in subsidiaries	(53,980)	6,496	3,340	—	44,144	—
Other expense (income), net	—	200	(214)	3,207	—	3,193
Income (loss) before income taxes	53,980	84,262	(1,650)	(3,909)	(49,400)	83,283
Provision for income taxes	—	25,026	4,846	(569)	—	29,303
Net income (loss)	$53,980	$59,236	$(6,496)	$(3,340)	$(49,400)	$53,980

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended April 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$435,286	$359,396	$47,120	$(157,038)	$684,764
Cost of goods sold	—	298,211	222,915	30,479	(150,893)	400,712
Gross profit	—	137,075	136,481	16,641	(6,145)	284,052
Selling, general, and administrative expenses	—	42,249	157,263	19,831	(8,160)	211,183
Royalty income	—	(9,039)	(4,711)	—	2,114	(11,636)
Operating income (loss)	—	103,865	(16,071)	(3,190)	(99)	84,505
Interest expense	—	6,662	1,343	115	(1,428)	6,692
Interest income	—	(1,557)	—	(8)	1,428	(137)
(Income) loss in subsidiaries	(49,792)	23,394	(520)	—	26,918	—
Other (income) expense, net	—	(146)	137	1,971	—	1,962
Income (loss) before income taxes	49,792	75,512	(17,031)	(5,268)	(27,017)	75,988
Provision for income taxes	—	25,621	1,980	(1,405)	—	26,196
Net income (loss)	$49,792	$49,891	$(19,011)	$(3,863)	$(27,017)	$49,792

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$53,980	$59,236	$(6,496)	$(3,340)	$(49,400)	$53,980
Foreign currency translation adjustments	5,286	5,286	5,286	5,286	(15,858)	5,286
Comprehensive income (loss)	$59,266	$64,522	$(1,210)	$1,946	$(65,258)	$59,266

For the fiscal quarter ended April 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$49,792	$49,891	$(19,011)	$(3,863)	$(27,017)	$49,792
Foreign currency translation adjustments	(5,994)	(5,994)	8	(5,994)	11,980	(5,994)
Comprehensive income (loss)	$43,798	$43,897	$(19,003)	$(9,857)	$(15,037)	$43,798

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the fiscal quarter ended April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$117,433	$8,504	$2,345	$—	$128,282

Cash flows from investing activities:
Capital expenditures	—	(8,825)	(15,433)	(1,294)	—	(25,552)
Intercompany investing activity	93,300	(3,250)	(1,457)	—	(88,593)	—
Net cash provided by (used in) investing activities	93,300	(12,075)	(16,890)	(1,294)	(88,593)	(25,552)

Cash flows from financing activities:
Intercompany financing activity	—	(101,144)	12,079	472	88,593	—
Dividends paid	(17,032)	—	—	—	—	(17,032)
Repurchase of common stock	(71,561)	—	—	—	—	(71,561)
Income tax benefit from stock-based compensation	—	1,687	1,457	—	—	3,144
Withholdings from vesting of restricted stock	(8,454)	—	—	—	—	(8,454)
Proceeds from exercise of stock options	3,747	—	—	—	—	3,747
Net cash (used in) provided by financing activities	(93,300)	(99,457)	13,536	472	88,593	(90,156)
Effect of exchange rate changes on cash	—	—	—	1,358	—	1,358
Net increase in cash and cash equivalents	—	5,901	5,150	2,881	—	13,932
Cash and cash equivalents, beginning of period	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of period	$—	$331,672	$19,802	$43,667	$—	$395,141

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended April 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$78,186	$3,969	$5,069	$—	$87,224

Cash flows from investing activities:
Capital expenditures	—	(5,517)	(12,701)	(2,542)	—	(20,760)
Intercompany investing activity	35,280	(8,332)	(1,232)	—	(25,716)	—
Proceeds from repayment of intercompany loan	—	20,000	—	—	(20,000)	—
Proceeds from sale of property, plant and equipment	—	69	—	7	—	76
Net cash provided by (used in) investing activities	35,280	6,220	(13,933)	(2,535)	(45,716)	(20,684)

Cash flows from financing activities:
Intercompany financing activity	—	(41,315)	15,796	(197)	25,716	—
Repayment of intercompany loan	—	—	—	(20,000)	20,000	—
Borrowings under secured revolving credit facility	—	—	—	20,349	—	20,349
Payment on secured revolving credit facility	—	(20,000)	—	—	—	(20,000)
Dividends Paid	(11,597)	—	—	—	—	(11,597)
Income tax benefit from stock-based compensation	—	4,540	1,231	—	—	5,771
Repurchase of common stock	(14,120)	—	—	—	—	(14,120)
Withholdings from vesting of restricted stock	(12,331)	—	—	—	—	(12,331)
Proceeds from exercise of stock options	2,768	—	—	—	—	2,768
Net cash (used in) provided by financing activities	(35,280)	(56,775)	17,027	152	45,716	(29,160)
Effect of exchange rate changes on cash	—	—	—	(618)	—	(618)
Net increase in cash and cash equivalents	—	27,631	7,063	2,068	—	36,762
Cash and cash equivalents, beginning of period	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of period	$—	$338,709	$17,505	$21,186	$—	$377,400

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for the second quarter of fiscal 2016 and fiscal year 2016, or any other future period, assessment of our performance and financial position, and drivers of our sales and earnings growth. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.
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

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended
	April 2, 2016	April 4, 2015

Net sales
Carter’s Wholesale	38.7%	39.3%
Carter’s Retail	37.6%	37.7%
Total Carter’s (U.S.)	76.3%	77.0%

OshKosh Retail	11.3%	10.7%
OshKosh Wholesale	1.6%	2.3%
Total OshKosh (U.S.)	12.9%	13.0%

International	10.8%	10.0%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	57.1%	58.5%

Gross margin	42.9%	41.5%
Selling, general, and administrative expenses	31.6%	30.8%
Royalty Income	(1.5)%	(1.7)%

Operating income	12.8%	12.3%
Interest expense	0.9%	1.0%
Interest income	n/m	n/m
Other expense, net	0.4%	0.3%

Income before income taxes	11.5%	11.1%
Provision for income taxes	4.0%	3.8%
Net income	7.5%	7.3%

Number of retail stores at end of period:
Carter’s - U.S.	610	549
OshKosh - U.S.	251	208
International	149	127
Total retail stores	1,010	884

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

We operate "side-by-side" locations wherein adjacent retail stores for our Carter's and OshKosh brands are connected, allowing customers to shop for both brands in a single location. Each "side-by-side" location is counted as one Carter's retail store and one Oshkosh retail store. As of April 2, 2016 and April 4, 2015, the U.S. store count data presented in the preceding table included 107 and 60 "side-by-side" locations for Carter's and OshKosh, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

STORE COUNT DATA

		Carter's Retail	OshKosh Retail	Canada	Total

First quarter of fiscal 2016:	Openings	16	11	2	29
	Closings	—	1	—	1

Approximate projections for fiscal 2016:	Openings	60	50	20	130
	Closings	4	5	1	10

Substantially all of the OshKosh retail store openings included in the above table are in a "side-by-side" format with a Carter's retail store.

COMPARABLE SALES METRICS

Our comparable store sales metrics include sales for all stores and eCommerce websites that were open during the comparable fiscal period, including remodeled stores and certain relocated stores. A store or eCommerce website becomes comparable following 13 consecutive full months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or if there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to and including the last full fiscal month of operations.

FISCAL QUARTER ENDED APRIL 2, 2016 COMPARED TO FISCAL QUARTER ENDED APRIL 4, 2015

U.S. COMPARABLE RETAIL SALES

Changes in comparable sales for our two U.S. retail segments, Carter's Retail and Oshkosh Retail, were as follows:

	Comparable Sales
	Change for First Fiscal Quarter from 2015 to 2016
Increase (Decrease)
	Carter's Retail	OshKosh Retail

Stores	(4.0)%	(1.9)%
eCommerce	+15.2%	+19.8%
Total Retail	(0.1)%	+2.7%

The decrease in Carter's Retail comparable store sales during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 was primarily due to a decrease in the number of transactions, partially offset by higher average price per unit. The decrease in OshKosh Retail comparable store sales during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 was primarily due to a decrease in the number of transactions and lower average price per unit.

During the first quarter of fiscal 2016, we believe that total retail comparable sales were negatively impacted by lower demand from international tourists shopping in our U.S. stores and eCommerce websites, likely resulting from the strength of the U.S. dollar relative to other global currencies.

The increases in eCommerce comparable store sales during the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 were primarily due to increases in the number of transactions.

CONSOLIDATED NET SALES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In the first quarter of fiscal 2016, consolidated net sales increased $39.3 million, or 5.7%, to $724.1 million from $684.8 million in the first quarter of fiscal 2015. The increase reflected sales growth in all of our segments except for the OshKosh Wholesale segment, as presented below. Changes in foreign currency exchange rates in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, negatively impacted our consolidated net sales by approximately $4.5 million, or 0.7%.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2016	% of Total	April 4, 2015	% of Total

Net sales:
Carter’s Wholesale	$280,140	38.7%	$269,315	39.3%
Carter’s Retail	272,323	37.6%	257,727	37.7%
Total Carter’s (U.S.)	552,463	76.3%	527,042	77.0%

OshKosh Retail	81,766	11.3%	73,042	10.7%
OshKosh Wholesale	11,914	1.6%	16,051	2.3%
Total OshKosh (U.S.)	93,680	12.9%	89,093	13.0%
International	77,942	10.8%	68,629	10.0%
Total net sales	$724,085	100.0%	$684,764	100.0%

CARTER'S WHOLESALE SALES (U.S.)

Carter's Wholesale segment net sales increased $10.8 million, or 4.0%, in the first quarter of fiscal 2016 to $280.1 million from $269.3 million in the first quarter of fiscal 2015. This 4.0% increase in net sales was primarily due to a 2.7% increase in the number of units shipped reflecting increased product demand, in part due to timing of orders, and a new playwear initiative. Additionally, the average price per unit increased by 1.3%, reflecting product mix.

CARTER'S RETAIL SALES (U.S.)

Carter's Retail segment net sales increased $14.6 million, or 5.7%, in the first quarter of fiscal 2016 to $272.3 million from $257.7 million in the first quarter of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $15.8 million from new stores;

•	Increase of $7.6 million from eCommerce sales;

•	Decrease of $8.2 million in comparable store sales; and

•	Decrease of $0.8 million due to the impact of store closings.

OSHKOSH RETAIL SALES (U.S.)

OshKosh Retail segment net sales increased $8.7 million, or 11.9%, in the first quarter of fiscal 2016 to $81.8 million from $73.0 million in the first quarter of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $8.4 million from new stores;

•	Increase of $2.8 million from eCommerce sales;

•	Decrease of $1.5 million due to the impact of store closings; and

•	Decrease of $1.0 million in comparable store sales.

OSHKOSH WHOLESALE SALES (U.S.)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OshKosh Wholesale segment net sales decreased $4.1 million, or 25.8%, in the first quarter of fiscal 2016 to $11.9 million from $16.1 million in the first quarter of fiscal 2015. This decrease was primarily due to a 26.8% decrease in the number of units shipped mainly due to lower seasonal bookings, partially offset by a 1.0% increase in the average price per unit.

INTERNATIONAL SALES

International segment net sales increased $9.3 million, or 13.6%, in the first quarter of fiscal 2016 to $77.9 million from $68.6 million in the first quarter of fiscal 2015. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, negatively impacted International segment net sales by approximately $4.5 million, or 6.6%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

The $9.3 million increase in net sales primarily reflected a/an:

•	Increase of $5.6 million from our Canadian retail stores;

•	Increase of $3.3 million from eCommerce, primarily driven by the 2015 launch of our eCommerce website in China;

•	Increase of $2.9 million from international wholesale locations, excluding Canada; and

•	Decrease of $2.2 million in our Canada wholesale business primarily due to the Target Canada bankruptcy that occurred in early 2015.

Compared to the first quarter of fiscal 2015, our Canadian total retail comparable sales increased 14.9% in the first quarter of fiscal 2016, primarily due to retail stores comparable sales growth of 12.8% and eCommerce comparable sales growth of 46.6%.

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 41.5% in the first quarter of fiscal 2015 to 42.9% in the first quarter of fiscal 2016, primarily due to lower product costs and increased margin in our International segment.

Our consolidated gross profit increased $26.9 million, or 9.5%, to $310.9 million in the first quarter of fiscal 2016 from $284.1 million in the first quarter of fiscal 2015, primarily due to the increase in sales as previously discussed.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in the first quarter of fiscal 2016 increased $17.8 million, or 8.4%, to $229.0 million from $211.2 million in the first quarter of fiscal 2015. As a percentage of net sales, SG&A expenses increased from 30.8% in the first quarter of fiscal 2015 to 31.6% in the first quarter of fiscal 2016.

The increase in SG&A expenses, as a percentage of net sales, in the first quarter of fiscal 2016 primarily reflected a:

•	$15.2 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$3.0 million increase in expenses related to our domestic and international eCommerce operations;

•	$2.2 million increase in expenses related to marketing and brand management;

which were partially offset by a:

•	$1.8 million decrease in amortization expense, primarily for the H.W. Carter & Sons trademarks;

•	$1.6 million decrease in insurance and other employee related benefits costs;

•	$1.1 million decrease in legal, general management, and wholesale territory management expenses;

•	$0.8 million decrease in provisions for accounts receivable; and

•	$0.4 million decrease in performance-based compensation expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

ROYALTY INCOME

We license the use of our Carter's, Just One You, Child of Mine, OshKosh B'gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the first quarter of fiscal 2016 was approximately $11.1 million. This reflects a decrease of $0.6 million, or 4.8%, from $11.6 million in the first quarter of fiscal 2015, primarily due to the absence of favorable settlements in the first quarter of fiscal 2016.

OPERATING INCOME

Consolidated operating income increased $8.5 million, or 10.1%, to $93.0 million in the first quarter of fiscal 2016 from $84.5 million in the first quarter of fiscal 2015. Consolidated operating margin increased from 12.3% in the first quarter of fiscal 2015 to 12.8% in the first quarter of fiscal 2016. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for first quarter of fiscal 2015	$57,931	$44,493	$2,979	$(960)	$6,511	$(26,449)	$84,505
Favorable (unfavorable) change in the first quarter of fiscal 2016
Gross profit	7,516	10,383	(1,227)	4,138	6,470	(403)	26,877
Royalty income	(647)	229	(165)	(45)	67	—	(561)
SG&A expenses	1,405	(13,851)	619	(4,918)	(4,607)	3,539	(17,813)
Operating income (loss) for first quarter of fiscal 2016	$66,205	$41,254	$2,206	$(1,785)	$8,441	$(23,313)	$93,008

The following table summarizes the operating margin for each of our five operating segments in the first quarter of fiscal 2016 and fiscal 2015, as well as the primary drivers of the change in operating margin between those two periods. Each driver is presented in terms of the difference in that driver's margin (based on net sales) between the first quarter of fiscal 2016 and the first quarter of fiscal 2015, in each case expressed in basis points ("bps").

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International
Operating margin for the first quarter of fiscal 2015	21.5%	17.3%	18.6%	(1.3)%	9.5%
Favorable (unfavorable) bps change in the first quarter of fiscal 2016
Gross profit	160 bps	90 bps	(230) bps	—	330 bps
Royalty income	(30) bps	—	380 bps	(10) bps	(20) bps
SG&A expenses	80 bps	(310) bps	(160) bps	(80) bps	(180) bps
Operating margin for the first quarter of fiscal 2016	23.6%	15.1%	18.5%	(2.2)%	10.8%
	(a)	(b)	(c)	(d)	(e)

(a) Carter's Wholesale segment operating income in the first quarter of fiscal 2016 increased $8.3 million, or 14.3%, to $66.2 million from $57.9 million in the first quarter of fiscal 2015. The segment's operating margin increased 210 bps from 21.5% in the first quarter of fiscal 2015 to 23.6% in the first quarter of fiscal 2016. The primary drivers of the change in operating margin were a:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	160 bps increase in gross profit due to favorable product costs and higher average price per unit, partially offset by higher inventory related charges;

•	80 bps decrease in SG&A expenses, primarily due to a:

•	40 bps decrease primarily in distribution expenses, driven primarily by efficiencies at our Braselton, Georgia distribution center; and

•	30 bps decrease in provisions for accounts receivable; and

•	30 bps decrease in royalty income.

(b) Carter's Retail segment operating income decreased by $3.2 million, or 7.3%, to $41.3 million in the first quarter of fiscal 2016 from $44.5 million in the first quarter of fiscal 2015. This segment's operating margin decreased 220 bps from 17.3% in the first quarter of fiscal 2015 to 15.1% in the first quarter of fiscal 2016. The primary drivers of the change in operating margin were a:

•	90 bps increase in gross profit primarily due to favorable product costs, partially offset by lower average price per unit; and

•	310 bps increase in SG&A expenses, primarily due to a:

•	220 bps increase in expenses associated with new retail stores;

•	60 bps increase in marketing expenses; and

•	30 bps increase in performance-based compensation expenses.

(c) OshKosh Wholesale segment operating income decreased by $0.8 million, or 25.9%, to $2.2 million in the first quarter of fiscal 2016 from $3.0 million in the first quarter of fiscal 2015. This segment's operating margin decreased 10 bps from 18.6% in the first quarter of fiscal 2015 to 18.5% in the first quarter of fiscal 2016. The primary drivers of the change in operating margin were a:

•	380 bps increase in royalty income primarily due to sales growth from our licensees;

•	230 bps decrease in gross profit primarily due to higher inventory related charges; partially offset by lower product costs, and higher average price per unit; and

•	160 bps increase in SG&A expenses primarily due to a:

•	160 bps increase in marketing expenses;

•	110 bps increase in provisions for accounts receivable;

•	100 bps increase in distribution expenses; and

•	250 bps decrease in performance-based compensation expenses.

(d) OshKosh Retail segment operating income decreased by $0.8 million, or 85.9%, from an operating loss of $1.0 million in the first quarter of fiscal 2015 to an operating loss of $1.8 million in the first quarter of fiscal 2016. The segment's operating margin decreased 90 bps from (1.3)% in the first quarter of fiscal 2015 to (2.2)% in the first quarter of fiscal 2016. The primary drivers of the change in operating margin were a:

•	80 bps increase in SG&A expenses primarily due to a:

•	140 bps increase in expenses associated with new retail stores;

•	40 bps increase in marketing expenses; and

•	80 bps decrease primarily in distribution expenses.

(e) International segment operating income increased by $1.9 million, or 29.6%, to $8.4 million in the first quarter of fiscal 2016 from $6.5 million in the first quarter of 2015. This segment's operating margin increased 130 bps from 9.5% in the first quarter of fiscal 2015 to 10.8% in the first quarter of fiscal 2016. The primary drivers of the change in operating margin were a:

•	330 bps increase in gross profit, primarily driven by growth in higher margin retail store and eCommerce channels, partially offset by unfavorable foreign currency impacts;

•	20 bps decrease in royalty income; and

•	180 bps increase in SG&A expenses primarily due to a:

•	200 bps increase in expenses associated with new retail stores and China eCommerce;

•	90 bps increase in performance-based compensation expenses;

•	50 bps decrease in marketing expenses; and

•	20 bps decrease in provisions for accounts receivable.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Unallocated corporate expenses decreased by $3.1 million, or 11.9%, in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Unallocated corporate expenses as a percentage of consolidated net sales decreased from 3.9% in the first quarter of fiscal 2015 to 3.2% in the first quarter of fiscal 2016. The decrease in corporate expenses primarily reflected a/an:

•	Decrease of $1.6 million in insurance and other employee related benefits costs;

•	Decrease of $1.3 million in amortization of the H.W. Carter & Sons tradenames;

•	Decrease of $1.2 million in performance-based compensation; and

•	Increase of $1.0 million in expenses related to information technology.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in the first quarter of both fiscal 2016 and 2015 was approximately $6.7 million. Weighted-average borrowings for the first quarter of fiscal 2016 were approximately $584.6 million with an effective interest rate of 4.59%, compared to weighted-average borrowings for the first quarter of fiscal 2015 of $586.0 million with an effective interest rate of 4.64%. The decrease in the effective interest rate for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to lower interest rates on the U.S. and Canadian borrowings outstanding under our secured revolving credit facility in 2016.

OTHER EXPENSE, NET

Other expense, net is comprised primarily of net losses and gains on foreign currency transactions and foreign currency contracts. The amounts related to foreign currency represented a net loss of $3.2 million and $2.0 million for the first quarter of fiscal 2016 and the first quarter of fiscal 2015, respectively. There were no foreign currency contracts in the first quarter of fiscal 2015.

INCOME TAXES

Our consolidated effective income tax rate for the first quarter of fiscal 2016 was 35.2% compared to 34.5% for the first quarter of fiscal 2015. The lower effective rate for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2016 was primarily due to favorable settlements of federal and state tax audits for 2011, 2012, and 2013 during the first quarter of fiscal 2015.

For the full fiscal year 2016, we estimate our consolidated effective income tax rate to be approximately 35.4%.

NET INCOME

Our consolidated net income for the first quarter of fiscal 2016 increased by $4.2 million, or 8.4%, to $54.0 million compared to $49.8 million in the first quarter of fiscal 2015, due to the factors previously discussed.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Item 1.A., Risk Factors, in our Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of April 2, 2016, the Company had approximately $395.1 million of cash and cash equivalents in major financial institutions, including approximately $43.7 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at April 2, 2016 were $192.6 million compared to $195.6 million at April 4, 2015 and $207.6 million at January 2, 2016. The overall decrease of $3.0 million, or 1.5%, at April 2, 2016 compared to April 4, 2015 primarily reflected improvements in the timing of payments from customers, partially offset by lower provisions for accounts receivable. Due to the seasonal nature of our operations, the net accounts receivable balance at April 2, 2016 is not comparable to the net accounts receivable balance of $207.6 million at January 2, 2016.

Inventories at April 2, 2016 were $376.5 million compared to $358.0 million at April 4, 2015 and $469.9 million at January 2, 2016. The increase of $18.5 million, or 5.2%, at April 2, 2016 compared to April 4, 2015 primarily reflected business growth. Due to the seasonal nature of our operations, the inventories balance at April 2, 2016 is not comparable to the inventories balance of $469.9 million at January 2, 2016.

CASH FLOW

Net cash provided by operating activities for the first quarter of fiscal 2016 was $128.3 million compared to net cash provided by operating activities of $87.2 million in the first quarter of fiscal 2015. This increase in operating cash flow primarily reflected an increase in net income and favorable movements in net working capital due in part to the timing of collections of accounts receivable.

Capital expenditures were $25.6 million in the first quarter of fiscal 2016 compared to $20.8 million in the first quarter of fiscal 2015, primarily reflecting 2016 expenditures of approximately $15.3 million for our U.S. and international retail store openings and re-modelings, $7.0 million for information technology initiatives, and $2.6 million for distribution and office facilities.

We plan to invest approximately $115.0 million in total capital expenditures for all of fiscal 2016, primarily for our U.S. and international retail store openings and re-modelings, and information technology initiatives.

Net cash used in financing activities was $90.2 million in the first quarter of fiscal 2016 compared to $29.2 million in the first quarter of fiscal 2015. This increase in fiscal 2016 primarily reflected increases in repurchases of our common stock and higher dividend payments.

SECURED REVOLVING CREDIT FACILITY

Our secured revolving credit facility, which was amended and restated in September 2015, provides for (i) a $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings in U.S. dollars and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. Our secured revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount not to exceed $200 million and the aggregate multicurrency amount not to exceed $50 million). Our secured revolving credit facility matures September 16, 2020.

As of April 2, 2016, we had $185.6 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.9 million of outstanding letters of credit. As of April 2, 2016, there was approximately $309.6 million available for future borrowing.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The interest rate margins applicable to our secured revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of April 2, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was equal to 1.80% on that date, and Canadian borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was 2.24% on that date.

As of April 2, 2016, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of April 2, 2016, our wholly-owned operating subsidiary The William Carter Company ("TWCC") had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $5.3 million, $5.5 million and $6.1 million unamortized issuance-related debt costs at April 2, 2016, January 2, 2016 and April 4, 2015, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program, in addition to the amounts remaining under previous authorizations. In the first quarter of fiscal 2016, the Company repurchased and retired 722,364 shares in open market transactions for approximately $71.6 million at an average price of $99.07 per share. In the first quarter of fiscal 2015, the Company repurchased and retired 157,900 shares in open market transactions for approximately $14.1 million, at an average price of $89.43 per share.

The total remaining capacity under all remaining repurchase authorizations as of April 2, 2016 was approximately $503.3 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first quarters of fiscal 2016 and 2015, we paid quarterly cash dividends of $0.33 and $0.22 per share, respectively. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

As disclosed in our most recent Annual Report on Form 10-K for the fiscal year ended January 2, 2016, provisions in our secured revolving credit facility and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.

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

Our critical accounting policies and estimates are described under the heading "Critical Accounting Policies and Estimates" in Item 7 of our most recent Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016. Our critical accounting policies and estimates are those policies that require management's most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K, except to update the Company's accounting policy for the measurement date used for defined benefit plan assets and obligations as disclosed in Note 8, Employee Benefit Plans, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Additionally, information related to the pending adoption of recently issued accounting standards is provided in Note 15, Pending Adoption of Recent Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency and Interest Rate Risks

In the operation of our business, we have market risk exposures including those related to foreign currency and interest rates. We employ various strategies to attempt to minimize or our exposure to these risks.

Currency Risk

We contract for production with third parties primarily in Asia. While these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U.S. dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on our financial position, results of operations, or cash flows for future periods.

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

Fluctuations in exchange rates, primarily between the U.S. dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. Transactions by our Canadian subsidiary may be denominated in a currency other than the entity's functional currency, which is the Canadian dollar. Foreign currency transaction gains and losses also include the impact of non-current intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within Other expense, net.

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, our Canadian subsidiary may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this strategy, we use foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our weighted-average variable rate borrowings outstanding as of April 2, 2016 were $185.6 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $1.9 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 2, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Form 10-K for the 2015 fiscal year ended January 2, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the first quarter of fiscal 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

January 3, 2016 through January 30, 2016	101,864	$91.34	101,864	$65,542,885

January 31, 2016 through February 27, 2016	182,268	$90.35	92,900	$557,148,977

February 28, 2016 through April 2, 2016	527,600	$102.09	527,600	$503,285,958

Total	811,732		722,364

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 89,368 shares surrendered between January 3, 2016 and April 2, 2016.

(2)
Share purchases during the first quarter of fiscal 2016 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(3)
On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program. The new share repurchase authorization permits us to repurchase shares of our common stock up to $500 million, in addition to the approximately $65.5 million remaining at April 2, 2016 under previous authorizations described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 12, 2006 (incorporated by reference to Carter's, Inc.'s Quarterly Report on Form 10-Q filed on October 29, 2015).
3.2
Amended and Restated By-Laws of Carter's, Inc. (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015).

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

April 28, 2016	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

April 28, 2016	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)