Form 10-Q
period 2016-07-02
CARTERS INC
filed 2016-07-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 22, 2016
Common stock, par value $0.01 per share	50,060,231

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	July 2, 2016	January 2, 2016	July 4, 2015
ASSETS
Current assets:
Cash and cash equivalents	$205,080	$381,209	$244,301
Accounts receivable, net	150,633	207,570	157,145
Finished goods inventories	587,434	469,934	544,256
Prepaid expenses and other current assets	46,189	37,815	47,639
Deferred income taxes	32,816	34,080	31,871
Total current assets	1,022,152	1,130,608	1,025,212
Property, plant, and equipment, net of accumulated depreciation of $317,580, $290,636, and $263,580, respectively	386,034	371,704	353,138
Tradenames, net	309,017	310,848	312,836
Goodwill	177,540	174,874	178,753
Other assets	17,749	15,620	13,759
Total assets	$1,912,492	$2,003,654	$1,883,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$190,366	$157,648	$145,809
Other current liabilities	80,595	105,070	76,451
Total current liabilities	270,961	262,718	222,260

Long-term debt, net	580,678	578,972	580,427
Deferred income taxes	128,682	128,838	119,230
Other long-term liabilities	165,469	158,075	158,842
Total liabilities	$1,145,790	$1,128,603	$1,080,759

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 2, 2016, January 2, 2016, and July 4, 2015	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 50,194,955, 51,764,309, and 52,331,208 shares issued and outstanding at July 2, 2016, January 2, 2016 and July 4, 2015, respectively	502	518	523
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(30,533)	(36,367)	(29,275)
Retained earnings	796,733	910,900	831,691
Total stockholders' equity	766,702	875,051	802,939
Total liabilities and stockholders' equity	$1,912,492	$2,003,654	$1,883,698

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$639,471	$612,765	$1,363,556	$1,297,529
Cost of goods sold	357,289	349,870	770,445	750,582
Gross profit	282,182	262,895	593,111	546,947
Selling, general, and administrative expenses	228,464	209,296	457,460	420,479
Royalty income	(9,525)	(8,353)	(20,600)	(19,989)
Operating income	63,243	61,952	156,251	146,457
Interest expense	6,803	6,935	13,542	13,627
Interest income	(178)	(157)	(385)	(294)
Other expense (income), net	516	(1,900)	3,709	62
Income before income taxes	56,102	57,074	139,385	133,062
Provision for income taxes	19,904	20,969	49,207	47,165
Net income	$36,198	$36,105	$90,178	$85,897

Basic net income per common share	$0.72	$0.69	$1.77	$1.63
Diluted net income per common share	$0.71	$0.68	$1.75	$1.62
Dividend declared and paid per common share	$0.33	$0.22	$0.66	$0.44

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$36,198	$36,105	$90,178	$85,897
Other comprehensive income (loss):
Foreign currency translation adjustments	548	(244)	5,834	(6,238)
Comprehensive income	$36,746	$35,861	$96,012	$79,659

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at January 2, 2016	51,764,309	$518	$—	$(36,367)	$910,900	$875,051
Income tax benefit from stock-based compensation	—	—	3,684	—	—	3,684
Exercise of stock options	118,000	1	5,100	—	—	5,101
Withholdings from vesting of restricted stock	(89,892)	(1)	(8,507)	—	—	(8,508)
Restricted stock activity	164,073	2	(2)	—	—	—
Stock-based compensation expense	—	—	8,086	—	—	8,086
Issuance of common stock	10,312	—	1,164	—	—	1,164
Repurchase of common stock	(1,771,847)	(18)	(9,525)	—	(170,666)	(180,209)
Cash dividends declared and paid	—	—	—	—	(33,679)	(33,679)
Comprehensive income	—	—	—	5,834	90,178	96,012
Balance at July 2, 2016	50,194,955	$502	$—	$(30,533)	$796,733	$766,702

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income	$90,178	$85,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,916	30,338
Amortization of tradenames	1,831	4,429
Accretion of contingent consideration	—	809
Amortization of debt issuance costs	725	678
Non-cash stock-based compensation expense	9,250	9,560
Unrealized foreign currency loss, net	3,130	84
Income tax benefit from stock-based compensation	(3,684)	(6,890)
Loss on disposal of property, plant, and equipment	133	90
Deferred income taxes	1,258	1,886
Effect of changes in operating assets and liabilities:
Accounts receivable, net	57,229	28,649
Finished goods inventories	(114,817)	(103,379)
Prepaid expenses and other assets	(12,643)	(14,244)
Accounts payable and other liabilities	18,093	(10,775)
Net cash provided by operating activities	85,599	27,132

Cash flows from investing activities:
Capital expenditures	(49,698)	(50,284)
Proceeds from sale of property, plant, and equipment	193	43
Net cash used in investing activities	(49,505)	(50,241)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	—	20,349
Payments on secured revolving credit facility	—	(20,000)
Repurchase of common stock	(180,209)	(48,894)
Dividends paid	(33,679)	(23,143)
Income tax benefit from stock-based compensation	3,684	6,890
Withholdings from vesting of restricted stock	(8,508)	(12,377)
Proceeds from exercise of stock options	5,101	4,560
Net cash used in financing activities	(213,611)	(72,615)

Effect of exchange rate changes on cash and cash equivalents	1,388	(613)
Net decrease in cash and cash equivalents	(176,129)	(96,337)
Cash and cash equivalents, beginning of period	381,209	340,638
Cash and cash equivalents, end of period	$205,080	$244,301

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear under the Carter's, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of July 2, 2016, the Company operated 624 Carter’s stores in the United States, 262 OshKosh stores in the United States, and 150 stores in Canada.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and two fiscal quarters ended July 2, 2016 are not necessarily indicative of the results that may be expected for the 2016 fiscal year ending December 31, 2016.

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

The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material subsequent changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal 2016.

Adoption of New Accounting Pronouncements At the Beginning of Fiscal 2016

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
ASU 2015-05
The Company prospectively adopted the provisions of ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement at the beginning of fiscal 2016, as it relates to the accounting for fees paid in connection with arrangements with cloud-based software providers. Under the new guidance, unless a software arrangement includes specific elements enabling customers to possess and operate software on platforms other than those offered by the cloud-based provider, the costs of such arrangements are accounted for as an operating expense in the period in which such costs are incurred. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Company's adoption of ASU 2015-03, refer to Note 6, Long-Term Debt, accompanying the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The Company adopted this guidance effective at the beginning of fiscal 2016 and the provisions have been applied to each prior period presented for comparative purposes.

For the Company's adoption of ASU 2015-04, refer to Note 8, Employee Benefit Plans, accompanying the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components, net of applicable income taxes, of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	July 2, 2016	January 2, 2016	July 4, 2015
Cumulative foreign currency translation adjustments	$(23,752)	$(29,586)	$(21,635)
Pension and post-retirement liability adjustments	(6,781)	(6,781)	(7,640)
Total accumulated other comprehensive loss	$(30,533)	$(36,367)	$(29,275)

Changes in accumulated other comprehensive loss for the second quarter and first two quarters of fiscal 2016 consisted of additional gains of $0.5 million and additional gains of $5.8 million for foreign currency translation adjustments, respectively. Changes in accumulated other comprehensive loss for the second quarter and first two quarters of fiscal 2015 consisted of additional losses of $0.2 million and $6.2 million for foreign currency translation adjustments, respectively. During the first and second quarters of both fiscal 2016 and fiscal 2015, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 4 – GOODWILL AND TRADENAMES INTANGIBLE ASSETS

The Company's goodwill and other intangible assets were as follows:

		July 2, 2016			January 2, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canadian acquisition	Indefinite	40,970	—	40,970	38,304	—	38,304
Total goodwill		$177,540	$—	$177,540	$174,874	$—	$174,874

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	2-20 years	42,022	38,738	3,284	41,992	36,877	5,115
Total tradenames		$347,755	$38,738	$309,017	$347,725	$36,877	$310,848

		July 4, 2015
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570
Canadian acquisition	Indefinite	42,183	—	42,183
Total goodwill		$178,753	$—	$178,753

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	2-20 years	42,036	34,933	7,103
Total tradenames		$347,769	$34,933	$312,836

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in the carrying values between the comparative periods for goodwill related to the Company's 2011 acquisition of its Canadian business (Bonnie Togs) were solely due to fluctuations in the foreign currency exchange rates between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company's consolidated financial statements. The portion of the changes in the carrying values for other trademarks, including the related accumulated amortization, that was not attributable to amortization expense was also impacted by these same foreign currency exchange rate fluctuations.

The Company recorded approximately $0.8 million and $1.8 million in amortization expense for the fiscal quarter and two fiscal quarters ended July 2, 2016, respectively, and approximately $2.1 million and $4.4 million in amortization expense for the fiscal quarter and two fiscal quarters ended July 4, 2015, respectively. At July 2, 2016, the estimated future amortization expense for these assets is approximately $0.1 million for the remainder of fiscal 2016, $0.2 million for fiscal 2017, $0.2 million for each of fiscal year 2018, 2019 and 2020, and $2.5 million thereafter.

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares of the Company's stock in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of fiscal 2013, the Board approved an additional $400 million accelerated share repurchase authorization, which has been completed. On February 24, 2016, the Company's Board of Directors authorized a new $500 million share repurchase program in addition to any amounts remaining under previous authorizations. The total remaining capacity under the outstanding repurchase authorizations as of July 2, 2016 was approximately $394.6 million, based on settled repurchase transactions. The authorizations have no expiration date.

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Number of shares repurchased	1,049,483	346,325	1,771,847	504,225
Aggregate cost of shares repurchased -(dollars in thousands)	$108,648	$34,773	$180,209	$48,894
Average price per share	$103.52	$100.40	$101.71	$96.97

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the second fiscal quarter and two fiscal quarters ended July 2, 2016, the Company paid cash dividends per share of $0.33 and $0.66, respectively. In the second fiscal quarter and two fiscal quarters ended July 4, 2015, the Company paid cash dividends per share of $0.22 and $0.44, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the indenture governing the senior notes of The William Carter Company ("TWCC"), a 100% owned subsidiary of the Company, and in TWCC's secured revolving credit facility could have the effect of restricting the Company's ability to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

pay future cash dividends on, or make future repurchases of, its common stock. Provisions related to the indenture governing the senior notes are described in the Company's Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	July 2, 2016	January 2, 2016	July 4, 2015
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(5,036)	(5,459)	(5,871)
Senior notes, net	394,964	394,541	394,129
Secured revolving credit facility	185,714	184,431	186,298
Total long-term debt, net	$580,678	$578,972	$580,427

In the first quarter of fiscal 2015, the Company replaced $20.0 million of outstanding borrowings under the then-existing secured revolving credit facility with CAD 25.5 million of borrowings, which approximated $20.3 million. This transaction is reflected on the Company's consolidated statement of cash flows.

Secured Revolving Credit Facility

As previously disclosed in the Company's most recent Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016, the secured revolving credit facility was amended and restated in September 2015. The aggregate principal amount of the secured revolving credit facility is $500 million consisting of (i) a $400 million U.S. dollar revolving credit facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings by TWCC and (ii) a $100 million multicurrency revolving credit facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings by TWCC and certain other subsidiaries of TWCC in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The secured revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing revolving credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount available to the Company not to exceed $200 million and the aggregate multicurrency amount available not to exceed $50 million). The Company's secured revolving credit facility matures September 16, 2020.

As of July 2, 2016, the Company had approximately $185.7 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of July 2, 2016, approximately $309.4 million was available for future borrowing.

As of July 2, 2016, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of July 2, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 1.82% on that date, and Canadian dollar borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was 2.26% on that date.

As disclosed in the Company's most recent Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016, the Company's secured revolving credit facility contains covenants, including affirmative and financial covenants. As of July 2, 2016, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of July 2, 2016, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as described in the following section.

Adoption of New Accounting Pronouncement Related to Debt Issuance Costs

The Company retrospectively adopted the provisions of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), at the beginning of fiscal 2016, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of a debt discount. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. The guidance did not change the recognition and measurement requirements for debt issuance costs. The Company reclassified $5.0 million, $5.5 million, and $5.9 million of unamortized issuance-related debt costs associated with the Company's senior notes from other assets to Long-term debt, net within its consolidated balance sheets as of July 2, 2016, January 2, 2016, and July 4, 2015, respectively. Other than this balance sheet reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements. Fees paid to lenders to secure revolving lines of credit continue to be presented as a deferred charge (asset) on the balance sheet.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Stock options	$981	$1,020	$2,277	$2,344
Restricted stock:
Time-based awards	1,717	1,612	3,862	3,695
Performance-based awards	832	1,093	1,947	2,426
Stock awards	1,164	1,095	1,164	1,095
Total	$4,694	$4,820	$9,250	$9,560

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension cost (benefit) included in the statement of operations was comprised of:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest cost	$629	$623	$1,258	$1,246
Expected return on plan assets	(676)	(785)	(1,352)	(1,570)
Recognized actuarial loss	145	161	290	322
Net periodic pension cost (benefit)	$98	$(1)	$196	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement benefit expense charged to the statement of operations were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Service cost – benefits attributed to service during the period	$31	$32	$62	$64
Interest cost on accumulated post-retirement benefit obligation	44	45	88	90
Amortization net actuarial gain	(49)	(48)	(98)	(96)
Total net periodic post-retirement benefit cost	$26	$29	$52	$58

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations
The Company adopted the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04") at the beginning of fiscal 2016. However, the Company is not required to make any such measurements until the end of fiscal 2016. ASU 2015-04 allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the alternative measurement date from year to year and to all of its defined benefit plans. The Company expects to make the accounting policy election to use December 31 as the measurement date for all of its defined benefit plan assets and obligations for fiscal 2016 and subsequent years. Measurement dates for prior periods will not be impacted. Since the Company's current 52-week fiscal year will end on December 31, 2016, it will not be necessary for the Company to utilize an alternate measurement date for fiscal 2016 and thus the initial adoption of ASU 2015-04 in fiscal 2016 will have no impact on the Company's results of operations, financial condition, or cash flows.

NOTE 9 – INCOME TAXES

During the first quarters of fiscal 2016 and 2015, the IRS and various state tax authorities completed examinations of the Company's income tax returns. As a result, the Company recognized income tax benefits related to prior years of approximately $0.4 million and $1.8 million in the first quarters of fiscal 2016 and 2015, respectively. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2012.

As of July 2, 2016, the Company had gross unrecognized income tax benefits of approximately $9.8 million, of which $6.9 million, if ultimately recognized, may affect the Company's effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at July 2, 2016 were approximately $1.0 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2016 or fiscal 2017 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and two fiscal quarters ended July 2, 2016 and the fiscal quarter and two fiscal quarters ended July 4, 2015, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.8 million, $0.8 million, and $0.9 million of interest accrued on uncertain tax positions as of July 2, 2016, January 2, 2016, and July 4, 2015, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	July 2, 2016			January 2, 2016			July 4, 2015
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments	$10.9	$—	$—	$8.6	$—	$—	$7.9	$—	$—
Foreign exchange forward contracts (1)	$—	$—	$—	$—	$2.1	$—	$—	$1.6	$—

Liabilities
Foreign exchange forward contracts (2)	$—	$1.3	$—	$—	$—	$—	$—	$—	$—
Contingent consideration	$—	$—	$—	$—	$—	$—	$—	$—	$9.0

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

Gains on the investments in marketable securities were $0.7 million and $0.3 million for the fiscal quarter and two fiscal quarters ended July 2, 2016, respectively. Gains on the investments in marketable securities were not material for the fiscal quarter ended July 4, 2015 and were $0.3 million for the two fiscal quarters ended July 4, 2015. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations included in this Quarterly Report on Form 10-Q.

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars).

At July 2, 2016, the notional value of the open foreign currency forward contracts was approximately $20.0 million. These contracts were marked-to-market, or to fair value, resulting in an unrealized loss of approximately $1.3 million at July 2, 2016.

The Company recorded realized losses of approximately $1.1 million and $0.3 million for foreign currency forward contracts settled during the fiscal quarter and two fiscal quarters ended July 2, 2016, respectively. The Company recorded realized gains of approximately $0.3 million for foreign currency forward contracts settled during the second quarter of fiscal 2015. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations. The Company did not apply hedge accounting treatment on any of these foreign currency forward contracts.

During the first quarter of fiscal 2015, the Company had no foreign exchange forward contracts.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability during the fiscal quarter and first two fiscal quarters of 2015 related to the Company's 2011 acquisition of Bonnie Togs in Canada:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended	Two fiscal quarters ended
(dollars in thousands)	July 4, 2015	July 4, 2015
Balance at the beginning of period	$7,661	$7,711
Accretion	326	809
Foreign currency translation adjustment	(42)	(575)
Final contingent adjustment	1,077	1,077
Balance at the end of period	$9,022	$9,022

At July 2, 2016 and January 2, 2016, the Company had no remaining contingent consideration liability related to the 2011 acquisition of Bonnie Togs in Canada.

BORROWINGS

As of July 2, 2016, the fair value of the Company's $185.7 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at July 2, 2016 was approximately $414 million. The fair value of these senior notes with a notional value and carrying value of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	50,143,568	52,020,386	50,660,278	52,069,800
Dilutive effect of equity awards	469,114	526,016	468,632	514,121
Diluted number of common and common equivalent shares outstanding	50,612,682	52,546,402	51,128,910	52,583,921

Basic net income per common share (in thousands, except per share data):
Net income	$36,198	$36,105	$90,178	$85,897
Income allocated to participating securities	(279)	(305)	(720)	(847)
Net income available to common shareholders	$35,919	$35,800	$89,458	$85,050

Basic net income per common share	$0.72	$0.69	$1.77	$1.63

Diluted net income per common share (in thousands, except per share data):
Net income	$36,198	$36,105	$90,178	$85,897
Income allocated to participating securities	(278)	(303)	(715)	(840)
Net income available to common shareholders	$35,920	$35,802	$89,463	$85,057

Diluted net income per common share	$0.71	$0.68	$1.75	$1.62

Anti-dilutive shares excluded from dilutive earnings per share computation	233,570	178,800	233,570	183,300

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	July 2, 2016	January 2, 2016	July 4, 2015
Accrued bonuses and incentive compensation	$6,694	$17,934	$7,400
Accrued employee benefits	8,718	19,751	8,253
Accrued and deferred rent	13,930	12,590	13,160

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	July 2, 2016	January 2, 2016	July 4, 2015
Deferred lease incentives	$71,884	$70,060	$69,804

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENT INFORMATION

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 2, 2016	% of Total Net Sales	July 4, 2015	% of Total Net Sales	July 2, 2016	% of Total Net Sales	July 4, 2015	% of Total Net Sales
Net sales:
Carter’s Wholesale	$205,738	32.2%	$211,730	34.6%	$485,878	35.5%	$481,045	37.1%
Carter’s Retail (a)	273,832	42.8%	246,980	40.4%	546,155	40.1%	504,707	39.0%
Total Carter’s (U.S.)	479,570	75.0%	458,710	75.0%	1,032,033	75.6%	985,752	76.1%
OshKosh Retail (a)	78,950	12.3%	73,453	12.0%	160,716	11.8%	146,495	11.3%
OshKosh Wholesale	9,384	1.5%	14,306	2.3%	21,298	1.6%	30,357	2.3%
Total OshKosh (U.S.)	88,334	13.8%	87,759	14.3%	182,014	13.4%	176,852	13.6%
International (b)	71,567	11.2%	66,296	10.7%	149,509	11.0%	134,925	10.3%
Total net sales	$639,471	100.0%	$612,765	100.0%	$1,363,556	100.0%	$1,297,529	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
Carter’s Wholesale	$39,899	19.4%	$40,207	19.0%	$106,104	21.8%	$98,138	20.4%
Carter’s Retail (a)	38,433	14.0%	38,331	15.5%	79,687	14.6%	82,824	16.4%
Total Carter’s (U.S.)	78,332	16.3%	78,538	17.1%	185,791	18.0%	180,962	18.4%
OshKosh Retail (a)	(1,481)	(1.9)%	(1,815)	(2.5)%	(3,266)	(2.0)%	(2,775)	(1.9)%
OshKosh Wholesale	1,610	17.2%	2,249	15.7%	3,816	17.9%	5,228	17.2%
Total OshKosh (U.S.)	129	0.1%	434	0.5%	550	0.3%	2,453	1.4%
International (b) (c)	9,105	12.7%	6,236	9.4%	17,546	11.7%	12,747	9.4%
Corporate expenses (d) (e)	(24,323)		(23,256)		(47,636)		(49,705)
Total operating income	$63,243	9.9%	$61,952	10.1%	$156,251	11.5%	$146,457	11.3%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company's contingent consideration related to the Company's 2011 acquisition of Bonnie Togs of approximately $1.4 million and $1.9 million for the fiscal quarter and two fiscal quarters ended July 4, 2015, respectively.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)
Includes charges related to the amortization of tradenames of $0.8 million and $1.8 million for the fiscal quarter and two fiscal quarters ended July 2, 2016, respectively, and $2.1 million and $4.4 million for the fiscal quarter and two fiscal quarters ended July 4, 2015, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Current GAAP requires the deferred taxes for each tax jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate based on the period in which the attribute is expected to be realized. Upon adoption of ASU 2015-17, all deferred tax assets and liabilities will be classified as noncurrent on an entity's balance sheet. As a result, each jurisdiction will have only one net noncurrent deferred tax asset or liability. ASU 2015-17 will not change the existing guidance that prohibits the offsetting of deferred tax liabilities of one jurisdiction against the deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, including interim periods in the year of adoption. Early adoption is permitted, and adoption may be applied either prospectively or retrospectively. The Company plans to adopt ASU 2015-17 at the beginning of the first quarter of fiscal 2017. ASU 2015-17 will only involve classification of certain deferred tax assets and liabilities on the Company's consolidated balance sheet and will have no impact on the Company's results of operations or cash flows. The Company does not expect the adoption of ASU 2015-17 will have a material effect on the Company's consolidated balance sheet.

Leases

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The new standard requires a modified retrospective basis, and early adoption is permitted. The Company is still evaluating the potential impacts of ASU 2016-02 on its consolidated financial statements. However, the Company expects that the adoption of ASU 2016-02 will require the Company to recognize right-of-use assets and lease liabilities that will be material to the Company's consolidated balance sheet.

Accounting for Share-Based Payments to Employees

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends ASC Topic 718, Stock Compensation. ASU 2016-09 includes provisions intended to simplify various

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

aspects related to how share-based payments are accounted for and presented in the financial statements. All tax benefits and deficiencies related to share-based payments will be recognized and recorded through the statement of operations for all awards settled or expiring after the adoption of ASU 2016-09. Currently, tax benefits in excess of compensation costs ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls and then to the statement of operations. ASU 2016-09 will also require, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Additionally, ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company at the beginning of fiscal 2017, including interim periods in the year of adoption. Early adoption is permitted in any interim or annual period. The Company is still evaluating the potential impacts of ASU 2016-09 on its consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$159,191	$11,233	$34,656	$—	$205,080
Accounts receivable, net	—	126,501	19,844	4,288	—	150,633
Intercompany receivable	—	62,988	115,545	6,820	(185,353)	—
Finished goods inventories	—	344,479	212,739	67,367	(37,151)	587,434
Prepaid expenses and other current assets	—	25,362	15,142	5,685	—	46,189
Deferred income taxes	—	17,452	13,545	1,819	—	32,816
Total current assets	—	735,973	388,048	120,635	(222,504)	1,022,152
Property, plant, and equipment, net	—	162,536	191,895	31,603	—	386,034
Goodwill	—	136,570	—	40,970	—	177,540
Tradenames, net	—	223,517	85,500	—	—	309,017
Other assets	—	16,705	708	336	—	17,749
Intercompany long-term receivable	—	—	297,756	—	(297,756)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	766,702	692,654	119,250	—	(1,578,606)	—
Total assets	$766,702	$2,067,955	$1,083,157	$193,544	$(2,198,866)	$1,912,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$125,742	$44,406	$20,218	$—	$190,366
Intercompany payables	—	120,695	61,774	2,884	(185,353)	—
Other current liabilities	—	7,293	63,500	9,802	—	80,595
Total current liabilities	—	253,730	169,680	32,904	(185,353)	270,961

Long-term debt, net	—	560,964	—	19,714	—	580,678
Deferred income taxes	—	83,601	45,081	—	—	128,682
Intercompany long-term liability	—	297,756	—	—	(297,756)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,051	85,078	12,340	—	165,469
Stockholders' equity	766,702	803,853	683,318	128,586	(1,615,757)	766,702
Total liabilities and stockholders' equity	$766,702	$2,067,955	$1,083,157	$193,544	$(2,198,866)	$1,912,492

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$325,771	$14,652	$40,786	$—	$381,209
Accounts receivable, net	—	178,842	23,980	4,748	—	207,570
Intercompany receivable	—	52,676	133,092	3,317	(189,085)	—
Finished goods inventories	—	271,148	184,618	48,960	(34,792)	469,934
Prepaid expenses and other current assets	—	17,460	14,261	6,094	—	37,815
Deferred income taxes	—	19,502	13,544	1,034	—	34,080
Total current assets	—	865,399	384,147	104,939	(223,877)	1,130,608
Property, plant, and equipment, net	—	162,031	180,322	29,351	—	371,704
Goodwill	—	136,570	—	38,304	—	174,874
Tradenames, net	—	225,348	85,500	—	—	310,848
Other assets	—	14,634	665	321	—	15,620
Intercompany long-term receivable	—	—	294,070	—	(294,070)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	875,051	652,598	100,146	—	(1,627,795)	—
Total assets	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$93,585	$44,951	$19,112	$—	$157,648
Intercompany payables	—	134,694	51,362	3,029	(189,085)	—
Other current liabilities	—	12,996	80,908	11,166	—	105,070
Total current liabilities	—	241,275	177,221	33,307	(189,085)	262,718

Long-term debt, net	—	560,541	—	18,431	—	578,972
Deferred income taxes	—	84,038	44,800	—	—	128,838
Intercompany long-term liability	—	294,070	—	—	(294,070)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,813	79,568	11,694	—	158,075
Stockholders' equity	875,051	909,843	643,261	109,483	(1,662,587)	875,051
Total liabilities and stockholders' equity	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$211,730	$13,007	$19,564	$—	$244,301
Accounts receivable, net	—	130,386	21,531	5,228	—	157,145
Intercompany receivable	—	57,590	60,737	3,831	(122,158)	—
Finished goods inventories	—	322,981	194,245	60,932	(33,902)	544,256
Prepaid expenses and other current assets	—	27,217	14,027	6,395	—	47,639
Deferred income taxes	—	19,253	10,851	1,767	—	31,871
Total current assets	—	769,157	314,398	97,717	(156,060)	1,025,212
Property, plant, and equipment, net	—	160,022	164,578	28,538	—	353,138
Goodwill	—	136,570	—	42,183	—	178,753
Tradenames and other intangibles, net	—	227,336	85,500	—	—	312,836
Deferred debt issuance costs, net	—	—	—	—	—	—
Other assets	—	12,862	853	44	—	13,759
Intercompany long-term receivable	—	—	267,160	—	(267,160)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	802,939	595,255	15,283	—	(1,413,477)	—
Total assets	$802,939	$2,001,202	$847,772	$168,482	$(1,936,697)	$1,883,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$87,405	$35,589	$22,815	$—	$145,809
Intercompany payables	—	63,369	56,452	2,337	(122,158)	—
Other current liabilities	—	35,948	26,485	14,018	—	76,451
Total current liabilities	—	186,722	118,526	39,170	(122,158)	222,260
Long-term debt, net	—	560,129	—	20,298	—	580,427
Deferred income taxes	—	79,351	39,879	—	—	119,230
Intercompany long-term liability	—	267,160	—	—	(267,160)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	70,999	75,133	12,710	—	158,842
Stockholders' equity	802,939	836,841	514,234	96,304	(1,447,379)	802,939
Total liabilities and stockholders' equity	$802,939	$2,001,202	$847,772	$168,482	$(1,936,697)	$1,883,698

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$361,366	$374,806	$66,218	$(162,919)	$639,471
Cost of goods sold	—	264,791	220,976	30,976	(159,454)	357,289
Gross profit	—	96,575	153,830	35,242	(3,465)	282,182
Selling, general, and administrative expenses	—	40,434	173,924	22,514	(8,408)	228,464
Royalty income	—	(7,057)	(4,514)	—	2,046	(9,525)
Operating income (loss)	—	63,198	(15,580)	12,728	2,897	63,243
Interest expense	—	6,667	1,861	112	(1,837)	6,803
Interest income	—	(1,989)	—	(26)	1,837	(178)
(Income) loss in subsidiaries	(36,198)	10,335	(9,397)	—	35,260	—
Other (income) expense, net	—	(373)	387	502	—	516
Income (loss) before income taxes	36,198	48,558	(8,431)	12,140	(32,363)	56,102
Provision for income taxes	—	15,258	1,903	2,743	—	19,904
Net income (loss)	$36,198	$33,300	$(10,334)	$9,397	$(32,363)	$36,198

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$362,318	$351,161	$52,638	$(153,352)	$612,765
Cost of goods sold	—	254,299	213,845	27,129	(145,403)	349,870
Gross profit	—	108,019	137,316	25,509	(7,949)	262,895
Selling, general, and administrative expenses	—	42,167	157,636	21,669	(12,176)	209,296
Royalty income	—	(6,341)	(3,768)	—	1,756	(8,353)
Operating income (loss)	—	72,193	(16,552)	3,840	2,471	61,952
Interest expense	—	6,773	1,333	141	(1,312)	6,935
Interest income	—	(1,445)	—	(24)	1,312	(157)
(Income) loss in subsidiaries	(36,105)	9,306	(3,042)	—	29,841	—
Other (income) expense, net	—	(49)	26	(1,877)	—	(1,900)
Income (loss) before income taxes	36,105	57,608	(14,869)	5,600	(27,370)	57,074
Provision for income taxes	—	23,974	(4,867)	1,862	—	20,969
Net income (loss)	$36,105	$33,634	$(10,002)	$3,738	$(27,370)	$36,105

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the two fiscal quarters ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$812,562	$756,086	$122,048	$(327,140)	$1,363,556
Cost of goods sold	—	585,891	432,004	64,067	(311,517)	770,445
Gross profit	—	226,671	324,082	57,981	(15,623)	593,111
Selling, general, and administrative expenses	—	83,021	346,066	45,891	(17,518)	457,460
Royalty income	—	(16,129)	(8,725)	—	4,254	(20,600)
Operating income (loss)	—	159,779	(13,259)	12,090	(2,359)	156,251
Interest expense	—	13,275	2,706	215	(2,654)	13,542
Interest income	—	(2,974)	—	(65)	2,654	(385)
(Income) loss in subsidiaries	(90,178)	16,831	(6,057)	—	79,404	—
Other (income) expense, net	—	(173)	173	3,709	—	3,709
Income (loss) before income taxes	90,178	132,820	(10,081)	8,231	(81,763)	139,385
Provision for income taxes	—	40,284	6,749	2,174	—	49,207
Net income (loss)	$90,178	$92,536	$(16,830)	$6,057	$(81,763)	$90,178

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$797,604	$710,557	$99,758	$(310,390)	$1,297,529
Cost of goods sold	—	552,510	436,760	57,608	(296,296)	750,582
Gross profit	—	245,094	273,797	42,150	(14,094)	546,947
Selling, general, and administrative expenses	—	84,416	314,899	41,500	(20,336)	420,479
Royalty income	—	(15,380)	(8,479)	—	3,870	(19,989)
Operating income (loss)	—	176,058	(32,623)	650	2,372	146,457
Interest expense	—	13,435	2,676	256	(2,740)	13,627
Interest income	—	(3,002)	—	(32)	2,740	(294)
(Income) loss in subsidiaries	(85,897)	32,700	(3,562)	—	56,759	—
Other (income) expense, net	—	(195)	163	94	—	62
Income (loss) before income taxes	85,897	133,120	(31,900)	332	(54,387)	133,062
Provision for income taxes	—	49,595	(2,887)	457	—	47,165
Net income (loss)	$85,897	$83,525	$(29,013)	$(125)	$(54,387)	$85,897

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$36,198	$33,300	$(10,334)	$9,397	$(32,363)	$36,198
Foreign currency translation adjustments	548	548	548	548	(1,644)	548
Comprehensive income (loss)	$36,746	$33,848	$(9,786)	$9,945	$(34,007)	$36,746

For the fiscal quarter ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$36,105	$33,634	$(10,002)	$3,738	$(27,370)	$36,105
Foreign currency translation adjustments	(244)	(244)	22	(244)	466	(244)
Comprehensive income (loss)	$35,861	$33,390	$(9,980)	$3,494	$(26,904)	$35,861

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the two fiscal quarters ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$90,178	$92,536	$(16,830)	$6,057	$(81,763)	$90,178
Foreign currency translation adjustments	5,834	5,834	5,834	5,834	(17,502)	5,834
Comprehensive income (loss)	$96,012	$98,370	$(10,996)	$11,891	$(99,265)	$96,012

For the two fiscal quarters ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$85,897	$83,525	$(29,013)	$(125)	$(54,387)	$85,897
Foreign currency translation adjustments	(6,238)	(6,238)	30	(6,238)	12,446	(6,238)
Comprehensive income (loss)	$79,659	$77,287	$(28,983)	$(6,363)	$(41,941)	$79,659

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the two fiscal quarters ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$75,255	$12,749	$(2,405)	$—	$85,599

Cash flows from investing activities:
Capital expenditures	—	(15,895)	(30,274)	(3,529)	—	(49,698)
Intercompany investing activity	217,295	(1,784)	(1,623)	—	(213,888)	—
Proceeds from sale of property, plant and equipment	—	—	—	193	—	193
Net cash provided by (used in) investing activities	217,295	(17,679)	(31,897)	(3,336)	(213,888)	(49,505)

Cash flows from financing activities:
Intercompany financing activity	—	(226,217)	14,106	(1,777)	213,888	—
Dividends paid	(33,679)	—	—	—	—	(33,679)
Repurchase of common stock	(180,209)	—	—	—	—	(180,209)
Income tax benefit from stock-based compensation	—	2,061	1,623	—	—	3,684
Withholdings from vesting of restricted stock	(8,508)	—	—	—	—	(8,508)
Proceeds from exercise of stock options	5,101	—	—	—	—	5,101
Net cash (used in) provided by financing activities	(217,295)	(224,156)	15,729	(1,777)	213,888	(213,611)
Effect of exchange rate changes on cash	—	—	—	1,388	—	1,388
Net decrease in cash and cash equivalents	—	(166,580)	(3,419)	(6,130)	—	(176,129)
Cash and cash equivalents, beginning of period	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of period	$—	$159,191	$11,233	$34,656	$—	$205,080

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 4, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$39,654	$(20,473)	$7,951	$—	$27,132

Cash flows from investing activities:
Capital expenditures	—	(15,591)	(29,683)	(5,010)	—	(50,284)
Intercompany investing activity	79,854	(5,648)	(2,169)	—	(72,037)	—
Proceeds from repayment of intercompany loan	—	20,000	—	—	(20,000)	—
Proceeds from sale of property, plant and equipment	—	36	—	7	—	43
Net cash provided by (used in) investing activities	79,854	(1,203)	(31,852)	(5,003)	(92,037)	(50,241)

Cash flows from financing activities:
Intercompany financing activity	—	(122,520)	52,721	(2,238)	72,037	—
Repayment of intercompany loan	—	—	—	(20,000)	20,000	—
Borrowings under secured revolving credit facility	—	—	—	20,349	—	20,349
Payment on secured revolving credit facility	—	(20,000)	—	—	—	(20,000)
Dividends Paid	(23,143)	—	—	—	—	(23,143)
Income tax benefit from stock-based compensation	—	4,721	2,169	—	—	6,890
Repurchase of common stock	(48,894)	—	—	—	—	(48,894)
Withholdings from vesting of restricted stock	(12,377)	—	—	—	—	(12,377)
Proceeds from exercise of stock options	4,560	—	—	—	—	4,560
Net cash (used in) provided by financing activities	(79,854)	(137,799)	54,890	(1,889)	92,037	(72,615)
Effect of exchange rate changes on cash	—	—	—	(613)	—	(613)
Net (decrease) increase in cash and cash equivalents	—	(99,348)	2,565	446	—	(96,337)
Cash and cash equivalents, beginning of period	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of period	$—	$211,730	$13,007	$19,564	$—	$244,301

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for the third quarter of fiscal 2016 and fiscal year 2016, or any other future period, assessment of our performance and financial position, and drivers of our sales and earnings growth. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.
OVERVIEW

We are the largest branded marketer in the United States ("U.S.") and in Canada of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh ("OshKosh"). Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children sizes newborn to 14, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe they provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs. Our strategy is to market high-quality, essential core products at prices that deliver an attractive value proposition for consumers.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net sales
Carter’s Wholesale	32.2%	34.6%	35.5%	37.1%
Carter’s Retail	42.8%	40.4%	40.1%	39.0%
Total Carter’s (U.S.)	75.0%	75.0%	75.6%	76.1%

OshKosh Retail	12.3%	12.0%	11.8%	11.3%
OshKosh Wholesale	1.5%	2.3%	1.6%	2.3%
Total OshKosh (U.S.)	13.8%	14.3%	13.4%	13.6%

International	11.2%	10.7%	11.0%	10.3%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.9%	57.1%	56.5%	57.8%

Gross margin	44.1%	42.9%	43.5%	42.2%
Selling, general, and administrative expenses	35.7%	34.2%	33.5%	32.4%
Royalty income	(1.5)%	(1.4)%	(1.5)%	(1.5)%

Operating income	9.9%	10.1%	11.5%	11.3%
Interest expense	1.1%	1.1%	1.0%	1.1%
Interest income	n/m	n/m	n/m	n/m
Other expense (income), net	n/m	(0.3)%	0.3%	n/m

Income before income taxes	8.8%	9.3%	10.2%	10.3%
Provision for income taxes	3.1%	3.4%	3.6%	3.5%
Net income	5.7%	5.9%	6.6%	6.6%

Number of retail stores at end of period:
Carter’s - U.S.			624	562
OshKosh - U.S.			262	221
International (all in Canada)			150	133
Total retail stores			1,036	916

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

We operate "side-by-side" locations wherein adjacent retail stores for our Carter's and OshKosh brands are connected, allowing customers to shop for both brands in a single location. Each "side-by-side" location is counted as one Carter's retail store and one OshKosh retail store. As of July 2, 2016 and July 4, 2015, the U.S. store count data presented in the preceding table included 119 and 74 "side-by-side" locations, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

STORE COUNT DATA

		Carter's Retail	OshKosh Retail	Canada	Total

Second quarter of fiscal 2016:	Openings	15	12	1	28
	Closings	1	1	—	2
First two quarters of fiscal 2016:	Openings	31	23	3	57
	Closings	1	2	—	3
Approximate projections for fiscal 2016:	Openings	60	44	18	122
	Closings	4	5	1	10

Substantially all of the OshKosh retail store openings included in the above table are in a "side-by-side" format with a Carter's retail store.

COMPARABLE SALES METRICS

Our comparable store sales metrics include sales for all stores and eCommerce websites that were open during the comparable fiscal period, including certain remodeled stores and relocated stores. A store or eCommerce website becomes comparable following 13 consecutive full months of operation. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or if there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to and including the last full fiscal month of operations.

SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JULY 2, 2016 COMPARED TO SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JULY 4, 2015

U.S. COMPARABLE RETAIL SALES

Changes in comparable sales for our two U.S. retail segments, Carter's Retail and Oshkosh Retail, were as follows:

	Comparable Sales
	Change for Second Fiscal Quarter from 2015 to 2016		Change for First Two Fiscal Quarters from 2015 to 2016
Increase (Decrease)
	Carter's Retail	OshKosh Retail	Carter's Retail	OshKosh Retail

Stores	+1.4%	(5.8)%	(1.4)%	(3.8)%
eCommerce	+17.4%	+17.6%	+16.3%	+18.8%
Total	+4.4%	(1.3)%	+2.1%	+0.7%

The increase in comparable store sales for Carter's during the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, was primarily due to an increase in units per transaction as well as an increase in the number of transactions, partially offset by a lower average price per unit. The decrease in comparable store sales for Carter's during the first two quarters of fiscal 2016 and the decreases in comparable store sales for OshKosh during both periods in fiscal 2016, as compared to the comparable fiscal periods in 2015, were primarily due to a decrease in the number of transactions and a lower average price per unit.

During the second quarter and the two quarters of fiscal 2016, we believe that total retail comparable sales were negatively impacted by lower demand from international consumers shopping in our U.S. stores and eCommerce websites, likely resulting from the strength of the U.S. dollar relative to other global currencies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increases in eCommerce comparable sales for Carter's and OshKosh during both periods in fiscal 2016, as compared to the comparable fiscal periods in 2015, were primarily due to increases in units per transaction as well as an increase in the number of transactions.

CONSOLIDATED NET SALES

In the second quarter of fiscal 2016, consolidated net sales increased $26.7 million, or 4.4%, to $639.5 million from $612.8 million in the second quarter of fiscal 2015. The increase reflected sales growth in both of our U.S. retail segments and in our international segment, partially offset by decreases in both of our U.S. wholesale segments, as presented below. For the first two quarters of fiscal 2016, consolidated net sales increased $66.0 million, or 5.1%, to $1.36 billion from $1.30 billion in the first two quarters of fiscal 2015. The increase reflected sales growth in all of our segments except OshKosh Wholesale, as presented below. Changes in foreign currency exchange rates in the second quarter and first two quarters of fiscal 2016, as compared to the second quarter and first two quarters of fiscal 2015, negatively impacted our consolidated net sales by approximately $2.5 million and $7.0 million, or 0.4% and 0.5%, respectively.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 2, 2016	% of Total	July 4, 2015	% of Total	July 2, 2016	% of Total	July 4, 2015	% of Total

Net sales:
Carter’s Wholesale	$205,738	32.2%	$211,730	34.6%	$485,878	35.5%	$481,045	37.1%
Carter’s Retail	273,832	42.8%	246,980	40.4%	546,155	40.1%	504,707	39.0%
Total Carter’s (U.S.)	479,570	75.0%	458,710	75.0%	1,032,033	75.6%	985,752	76.1%

OshKosh Retail	$78,950	12.3%	$73,453	12.0%	$160,716	11.8%	$146,495	11.3%
OshKosh Wholesale	9,384	1.5%	14,306	2.3%	21,298	1.6%	30,357	2.3%
Total OshKosh (U.S.)	88,334	13.8%	87,759	14.3%	182,014	13.4%	176,852	13.6%
International	71,567	11.2%	66,296	10.7%	149,509	11.0%	134,925	10.3%
Total net sales	$639,471	100.0%	$612,765	100.0%	$1,363,556	100.0%	$1,297,529	100.0%

CARTER'S WHOLESALE SALES (U.S.)

Carter's Wholesale segment net sales decreased $6.0 million, or 2.8%, in the second quarter of fiscal 2016 to $205.7 million from $211.7 million in the second quarter of fiscal 2015. This decrease in net sales was primarily a result of a 6.3% decrease in the number of units shipped. The decrease in product demand was in part due to timing of orders from customers, partially offset by a 3.5% increase in the average price per unit from a favorable mix of products purchased.

Carter's Wholesale segment net sales increased $4.8 million, or 1.0%, in the first two quarters of fiscal 2016 to $485.9 million from $481.0 million in the first two quarters of fiscal 2015. This increase in net sales was primarily a result of a 2.0% increase in the average price per unit due to favorable product mix, partially offset by a 1.0% decrease in the number of units shipped.

CARTER'S RETAIL SALES (U.S.)

Carter's Retail segment net sales increased $26.9 million, or 10.9%, in the second quarter of fiscal 2016 to $273.8 million from $247.0 million in the second quarter of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $16.5 million from new stores;

•	Increase of $8.3 million from eCommerce sales;

•	Increase of $2.7 million in comparable store sales; and

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Decrease of $0.6 million due to the impact of store closings.

Carter's Retail segment net sales increased $41.4 million, or 8.2%, in the first two quarters of fiscal 2016 to $546.2 million from $504.7 million in the first two quarters of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $34.2 million from new stores;

•	Increase of $16.0 million from eCommerce sales;

•	Decrease of $5.5 million in comparable store sales; and

•	Decrease of $1.4 million due to the impact of store closings.

OSHKOSH RETAIL SALES (U.S.)

OshKosh Retail segment net sales increased $5.5 million, or 7.5%, in the second quarter of fiscal 2016 to $79.0 million from $73.5 million in the second quarter of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $8.3 million from new stores;

•	Increase of $2.4 million from eCommerce sales;

•	Decrease of $3.3 million in comparable store sales; and

•	Decrease of $2.0 million due to the impact of store closings.

OshKosh Retail segment net sales increased $14.2 million, or 9.7%, in the first two quarters of fiscal 2016 to $160.7 million from $146.5 million in the first two quarters of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $17.3 million from new stores;

•	Increase of $5.3 million from eCommerce sales;

•	Decrease of $4.3 million in comparable store sales; and

•	Decrease of $3.6 million due to the impact of store closings.

OSHKOSH WHOLESALE SALES (U.S.)

OshKosh Wholesale segment net sales decreased $4.9 million, or 34.4%, in the second quarter of fiscal 2016 to $9.4 million from $14.3 million in the second quarter of fiscal 2015. This decrease was primarily due to a 34.2% decrease in the number of units shipped mainly due to a decline in seasonal bookings.

OshKosh Wholesale segment net sales decreased $9.1 million, or 29.8%, in the first two quarters of fiscal 2016 to $21.3 million from $30.4 million in the first two quarters of fiscal 2015. This decrease was primarily due to a 29.4% decrease in the number of units shipped mainly due to a decline in seasonal bookings.

INTERNATIONAL SALES

International segment net sales increased $5.3 million, or 8.0%, in the second quarter of fiscal 2016 to $71.6 million from $66.3 million in the second quarter of fiscal 2015. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, negatively impacted International segment net sales by approximately $2.5 million, or 3.7%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.

The $5.3 million increase in net sales in the International segment primarily reflected a/an:

•	Increase of $5.5 million from our Canadian retail stores;

•	Increase of $3.9 million from eCommerce, primarily driven by our eCommerce website in China; and

•	Decrease of $4.2 million from our international wholesale businesses.

International segment net sales increased $14.6 million, or 10.8%, in the first two quarters of fiscal 2016 to $149.5 million from $134.9 million in the first two quarters of fiscal 2015. Changes in foreign currency exchange rates, primarily between the U.S.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

dollar and the Canadian dollar, negatively impacted International segment net sales by approximately $7.0 million, or 5.2%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015.

The $14.6 million increase in net sales in the International segment primarily reflected a/an:

•	Increase of $11.1 million from our Canadian retail stores;

•	Increase of $7.0 million from eCommerce, primarily driven by our eCommerce website in China; and

•	Decrease of $3.6 million in our Canada wholesale business due, in part, to the Target Canada bankruptcy that occurred in early 2015.

Compared to the second quarter of fiscal 2015, our Canadian total retail comparable sales increased 8.0% in the second quarter of fiscal 2016, primarily due to retail stores comparable sales growth of 6.9% and eCommerce comparable sales growth of 27.4%. Compared to the first two quarters of fiscal 2015, our Canadian total retail comparable sales increased 11.3% in the first two quarters of fiscal 2016, primarily due to retail stores comparable sales growth of 9.7% and eCommerce comparable sales growth of 37.4%.

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 42.9% in the second quarter of fiscal 2015 to 44.1% in the second quarter of fiscal 2016, primarily due to favorable product mix and product costs, partially offset by a more promotional environment and unfavorable foreign exchange effects. Our consolidated gross profit increased $19.3 million, or 7.3%, to $282.2 million in the second quarter of fiscal 2016 from $262.9 million in the second quarter of fiscal 2015, primarily due to the increase in sales and favorable product costs, as previously discussed.

Our consolidated gross margin increased from 42.2% in the first two quarters of fiscal 2015 to 43.5% in the first two quarters of fiscal 2016, primarily due to favorable product costs and favorable shifts in the mix of products purchased by customers. Our consolidated gross profit increased $46.2 million, or 8.4%, to $593.1 million in the first two quarters of fiscal 2016 from $546.9 million in the first two quarters of fiscal 2015, primarily due to the increase in sales and favorable product costs, as previously discussed.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in the second quarter of fiscal 2016 increased $19.2 million, or 9.2%, to $228.5 million from $209.3 million in the second quarter of fiscal 2015. As a percentage of net sales, SG&A expenses increased from 34.2% in the second quarter of fiscal 2015 to 35.7% in the second quarter of fiscal 2016.

The increase in SG&A expenses, as a percentage of net sales, in the second quarter of fiscal 2016 primarily reflected a:

•	$12.9 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$3.2 million increase in expenses related to information technology and systems;

•	$2.9 million increase in expenses related to our domestic and international eCommerce operations;

•	$2.5 million increase in expenses related to marketing and brand management; and

•	$1.3 million increase in expenses related to other general and administrative expenses;

which were partially offset by a:

•	$2.7 million decrease in amortization of the H.W. Carter & Sons trademarks, and the absence of contingent consideration related to the Bonnie Togs acquisition;

•	$1.4 million decrease in performance-based compensation expenses; and

•	$0.7 million decrease in distribution expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Consolidated SG&A expenses in the first two quarters of fiscal 2016 increased $37.0 million, or 8.8%, to $457.5 million from $420.5 million in the first two quarters of fiscal 2015. As a percentage of net sales, SG&A expenses increased from 32.4% in the first two quarters of fiscal 2015 to 33.5% in the first two quarters of fiscal 2016.

The increase in SG&A expenses, as a percentage of net sales, in the first two quarters of fiscal 2016 primarily reflected a:

•	$28.1 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$5.9 million increase in expenses related to our domestic and international eCommerce operations;

•	$4.7 million increase in expenses related to information technology and systems;

•	$4.2 million increase in expenses related to marketing and brand management; and

•	$1.1 million increase in expenses related to other general and administrative expenses;

which were partially offset by a:

•	$4.5 million decrease in amortization of the H.W. Carter & Sons trademarks, and the absence of contingent consideration related to the Bonnie Togs acquisition;

•	$1.8 million decrease in performance-based compensation expenses.

•	$1.0 million decrease in insurance and other employee related benefits costs;

•	$0.9 million decrease in wholesale administrative expenses; and

•	$0.5 million decrease in distribution expenses.

ROYALTY INCOME

We license the use of our Carter's, Just One You, Child of Mine, OshKosh B'gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the second quarter of fiscal 2016 increased $1.2 million, or 14.0%, to $9.5 million from $8.4 million in the second quarter of fiscal 2015. Royalty income from these brands for the first two quarters of fiscal 2016 increased $0.6 million, or 3.1%, to $20.6 million from $20.0 million in the first two quarters of fiscal 2015. The increases in both of the fiscal 2016 periods were driven by sales growth from our domestic licensees, including expanded shoe offerings. We benefited from favorable settlements in the first quarter of fiscal 2015.

OPERATING INCOME

Consolidated operating income increased $1.3 million, or 2.1%, to $63.2 million in the second quarter of fiscal 2016 from $62.0 million in the second quarter of fiscal 2015. Consolidated operating income increased $9.8 million, or 6.7%, to $156.3 million in the first two quarters of fiscal 2016 from $146.5 million in the first two quarters of fiscal 2015. Consolidated operating margin decreased from 10.1% in the second quarter of fiscal 2015 to 9.9% in the second quarter of fiscal 2016. Consolidated operating margin increased from 11.3% in the first two quarters of fiscal 2015 to 11.5% in the first two quarters of fiscal 2016. The tables below summarize the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for second quarter of fiscal 2015	$40,207	$38,331	$2,249	$(1,815)	$6,236	$(23,256)	$61,952
Favorable (unfavorable) change in the second quarter of fiscal 2016
Gross profit	53	12,603	(1,525)	3,972	4,019	165	19,287
Royalty income	385	398	1	534	(146)	—	1,172
SG&A expenses	(746)	(12,899)	885	(4,172)	(1,004)	(1,232)	(19,168)
Operating income (loss) for second quarter of fiscal 2016	$39,899	$38,433	$1,610	$(1,481)	$9,105	$(24,323)	$63,243

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for two quarters of fiscal 2015	$98,138	$82,824	$5,228	$(2,775)	$12,747	$(49,705)	$146,457
Favorable (unfavorable) change in the two quarters of fiscal 2016
Gross profit	7,570	22,986	(2,752)	8,110	10,489	(239)	46,164
Royalty income	(263)	626	(163)	490	(79)	—	611
SG&A expenses	659	(26,749)	1,503	(9,091)	(5,611)	2,308	(36,981)
Operating income (loss) for two quarters of fiscal 2016	$106,104	$79,687	$3,816	$(3,266)	$17,546	$(47,636)	$156,251

The following tables present changes in the operating margin for each of our five operating segments. The primary drivers of these changes are presented in terms of the difference in each driver's margin (based on net sales) between the respective periods, in each case expressed in basis points ("bps"). The first table presents the changes between the second quarter of fiscal 2015 and the second quarter of fiscal 2016. The second table presents the changes between the first two quarters of fiscal 2015 and the first two quarters of fiscal 2016.

	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International
Operating margin for the second quarter of fiscal 2015	19.0%	15.5%	15.7%	(2.5)%	9.4%
Favorable (unfavorable) bps change in the second quarter of fiscal 2016
Gross profit	80 bps	(70) bps	(350) bps	170 bps	220 bps
Royalty income	30 bps	10 bps	760 bps	60 bps	(30) bps
SG&A expenses	(70) bps	(90) bps	(260) bps	(170) bps	140 bps
Operating margin for the second quarter of fiscal 2016	19.4%	14.0%	17.2%	(1.9)%	12.7%
	(a)	(b)	(c)	(d)	(e)

	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International
Operating margin for the first two quarters of fiscal 2015	20.4%	16.4%	17.2%	(1.9)%	9.4%
Favorable (unfavorable) bps change in the first two quarters of fiscal 2016
Gross profit	130 bps	10 bps	(290) bps	90 bps	280 bps
Royalty income	(10) bps	10 bps	550 bps	20 bps	(30) bps
SG&A expenses	20 bps	(200) bps	(190) bps	(120) bps	(20) bps
Operating margin for the first two quarters of fiscal 2016	21.8%	14.6%	17.9%	(2.0)%	11.7%
	(aa)	(bb)	(cc)	(dd)	(ee)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(a) Carter's Wholesale segment operating income in the second quarter of fiscal 2016 decreased $0.3 million, or 0.8%, to $39.9 million from $40.2 million in the second quarter of fiscal 2015. The segment's operating margin increased 40 bps from 19.0% in the second quarter of fiscal 2015 to 19.4% in the second quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	80 bps increase in gross profit due to favorable product costs and improved pricing;

•	30 bps increase in royalty income; and

•	70 bps increase in SG&A expenses, primarily due to a:

•	30 bps increase in expenses related to information technology; and

•	30 bps increase in provisions for accounts receivable.

(aa) Carter's Wholesale segment operating income in the first two quarters of fiscal 2016 increased $8.0 million, or 8.1%, to $106.1 million from $98.1 million in the first two quarters of fiscal 2015. The segment's operating margin increased 140 bps from 20.4% in the first two quarters of fiscal 2015 to 21.8% in the first two quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	130 bps increase in gross profit due to favorable product costs and a improved pricing, partially offset by higher inventory related charges; and

•	20 bps decrease in SG&A expenses, primarily due to a decrease in distribution and freight expenses, driven by efficiencies at our Braselton, Georgia distribution center.

(b) Carter's Retail segment operating income increased by $0.1 million, or 0.3%, to $38.4 million in the second quarter of fiscal 2016 from $38.3 million in the second quarter of fiscal 2015. This segment's operating margin decreased 150 bps from 15.5% in the second quarter of fiscal 2015 to 14.0% in the second quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	70 bps decrease in gross profit primarily due to an increased promotional environment, partially offset by favorable product costs; and

•	90 bps increase in SG&A expenses, primarily due to a:

•	60 bps increase in expenses associated with new retail stores;

•	50 bps increase in marketing expenses; and

•	40 bps decrease in distribution and freight expenses.

(bb) Carter's Retail segment operating income decreased by $3.1 million, or 3.8%, to $79.7 million in the first two quarters of fiscal 2016 from $82.8 million in the first two quarters of fiscal 2015. This segment's operating margin decreased 180 bps from 16.4% in the first two quarters of fiscal 2015 to 14.6% in the first two quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	200 bps increase in SG&A expenses, primarily due to a:

•	140 bps increase in expenses associated with new retail stores; and

•	50 bps increase in marketing expenses.

(c) OshKosh Wholesale segment operating income decreased by $0.6 million, or 28.4%, to $1.6 million in the second quarter of fiscal 2016 from $2.2 million in the second quarter of fiscal 2015. This segment's operating margin increased 150 bps from 15.7% in the second quarter of fiscal 2015 to 17.2% in the second quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	760 bps increase in royalty income primarily due to lower segment net sales;

•	350 bps decrease in gross profit primarily due to higher inventory related charges, partially offset by favorable product costs; and

•	260 bps increase in SG&A expenses primarily due to a:

•	230 bps increase in marketing expenses;

•	170 bps increase in selling and distribution expenses;

•	40 bps increase in provisions for accounts receivable; and

•	220 bps decrease in performance-based compensation expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(cc) OshKosh Wholesale segment operating income decreased by $1.4 million, or 27.0%, to $3.8 million in the first two quarters of fiscal 2016 from $5.2 million in the first two quarters of fiscal 2015. This segment's operating margin increased 70 bps from 17.2% in the first two quarters of fiscal 2015 to 17.9% in the first two quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	550 bps increase in royalty income primarily due to sales growth from our licensees;

•	290 bps decrease in gross profit primarily due to higher inventory related charges, partially offset by favorable product costs; and

•	190 bps increase in SG&A expenses primarily due to a/an:

•	190 bps increase in marketing expenses;

•	80 bps increase in provisions for accounts receivable;

•	70 bps increase in distribution expenses;

•	50 bps increase in finance and information technology expenses;

•	30 bps increase in customer service costs; and

•	250 bps decrease in performance-based compensation expenses.

(d) OshKosh Retail segment operating income increased by $0.3 million, or 18.4%, from an operating loss of $(1.8) million in the second quarter of fiscal 2015 to an operating loss of $(1.5) million in the second quarter of fiscal 2016. The segment's operating margin increased 60 bps from (2.5)% in the second quarter of fiscal 2015 to (1.9)% in the second quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	170 bps increase in gross profit primarily due to favorable product costs, partially offset by an increased promotional environment;

•	60 bps increase in royalty income; and

•	170 bps increase in SG&A expenses primarily due to a/an:

•	240 bps increase in expenses associated with new retail stores;

•	50 bps decrease in distribution and freight expenses; and

•	40 bps decrease in performance-based compensation expenses.

(dd) OshKosh Retail segment operating income decreased by $0.5 million, or 17.7%, from an operating loss of $(2.8) million in the first two quarters of fiscal 2015 to an operating loss of $(3.3) million in the first two quarters of fiscal 2016. The segment's operating margin decreased 10 bps from (1.9)% in the first two quarters of fiscal 2015 to (2.0)% in the first two quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	120 bps increase in SG&A expenses primarily due to a/an:

•	180 bps increase in expenses associated with new retail stores;

•	30 bps increase in marketing expenses;

•	70 bps decrease primarily in distribution and freight expenses;

•	30 bps decrease in performance-based compensation expenses; and

•	90 bps increase in gross profit, primarily driven by favorable products costs, partially offset by a lower average price per unit.

(e) International segment operating income increased by $2.9 million, or 46.0%, to $9.1 million in the second quarter of fiscal 2016 from $6.2 million in the second quarter of 2015. This segment's operating margin increased 330 bps from 9.4% in the second quarter of fiscal 2015 to 12.7% in the second quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	220 bps increase in gross profit, primarily driven by growth in higher margin retail store and eCommerce channels, partially offset by unfavorable foreign currency effects;

•	140 bps decrease in SG&A expenses primarily due to a/an:

•	210 bps absence of accretion expense for contingent consideration related to the Bonnie Togs acquisition;

•	40 bps increase in expenses associated with new retail stores and China eCommerce; and

•	40 bps increase in distribution expenses; and

•	30 bps decrease in royalty income.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(ee) International segment operating income increased by $4.8 million, or 37.6%, to $17.5 million in the first two quarters of fiscal 2016 from $12.7 million in the first two quarters of 2015. This segment's operating margin increased 230 bps from 9.4% in the first two quarters of fiscal 2015 to 11.7% in the first two quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	280 bps increase in gross profit, primarily driven by growth in higher margin retail store and eCommerce channels, partially offset by unfavorable foreign currency exchange impacts;

•	30 bps decrease in royalty income; and

•	20 bps increase in SG&A expenses primarily due to a/an:

•	120 bps increase in expenses associated with new retail stores and China eCommerce;

•	40 bps increase in distribution and freight expenses; and

•	140 bps decrease in in accretion expense for contingent consideration related to the Bonnie Togs acquisition.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $1.1 million, or 4.6%, in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. Unallocated corporate expenses, as a percentage of consolidated net sales, was 3.8% in both periods of of fiscal 2016 and 2015. The increase in corporate expenses primarily reflected a/an:

•	Increase of $1.2 million in expenses related to information technology and systems;

•	Increase of $1.2 million in expenses related to other general and administrative expenses; and

•	Decrease of $1.3 million in amortization of the H.W. Carter & Sons tradenames.

Unallocated corporate expenses decreased by $2.1 million, or 4.2%, in the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 3.8% in the first two quarters of fiscal 2015 to 3.5% in the first two quarters of fiscal 2016. The decrease in corporate expenses primarily reflected a/an:

•	Decrease of $2.6 million in amortization of the H.W. Carter & Sons tradenames;

•	Decrease of $2.2 million in performance-based compensation;

•	Decrease of $1.2 million in insurance and other employee related benefits costs;

•	Increase of $2.3 million in expenses related to information technology and systems; and

•	Increase of $1.5 million in expenses related to other general and administrative expenses.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in the second quarter of fiscal 2016 and 2015 was approximately $6.8 million and $6.9 million, respectively. Weighted-average borrowings for the second quarter of fiscal 2016 were approximately $585.7 million with an effective interest rate of 4.54%, compared to weighted-average borrowings for the second quarter of fiscal 2015 of $586.7 million with an effective interest rate of 4.63%.

Interest expense in the first two quarters of fiscal 2016 and 2015 was approximately $13.5 million and $13.6 million, respectively. Weighted-average borrowings for the first two quarters of fiscal 2016 were approximately $585.2 million with an effective interest rate of 4.58%, compared to weighted-average borrowings for the first two quarters of fiscal 2015 of $586.4 million with an effective interest rate of 4.64%.

The decreases in the effective interest rate for the second quarter and the first two quarters of fiscal 2016 compared to the second quarter and the first two quarters of fiscal 2015 was primarily due to lower interest rates on the U.S. and Canadian borrowings outstanding under our secured revolving credit facility in 2016.

OTHER EXPENSE (INCOME), NET

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other expense (income), net is comprised primarily of: 1) unrealized gains and losses from unsettled foreign currency forward contracts and unsettled foreign currency transactions and 2) realized gains and losses on settled foreign currency forward contracts and settled foreign currency transactions. These amounts represented a net loss of $0.5 million and $3.7 million for the second quarter and the first two quarters of fiscal 2016, respectively. These amounts represented a net gain of $1.9 million and a net loss of $0.1 million for the second quarter and the first two quarters of fiscal 2015, respectively.

INCOME TAXES

Our consolidated effective income tax rate for the second quarter of fiscal 2016 was 35.5% compared to 36.7% for the second quarter of fiscal 2015. Our consolidated effective income tax rate for the first two quarters of fiscal 2016 was 35.3% compared to 35.4% for the first two quarters of fiscal 2015. The lower effective rates both periods in fiscal 2016 were primarily due to expansion of our international business, partially offset by favorable settlements of federal and state tax audits for 2011, 2012, and 2013 during the first quarter of fiscal 2015.

For the full fiscal year 2016, we estimate our consolidated effective income tax rate to be approximately 35.4%.

NET INCOME

Our consolidated net income for the second quarter of fiscal 2016 increased by $0.1 million, or 0.3%, to $36.2 million compared to $36.1 million in the second quarter of fiscal 2015. Our consolidated net income for the first two quarters of fiscal 2016 increased by $4.3 million, or 5.0%, to $90.2 million compared to $85.9 million in the first two quarters of fiscal 2015. The increases were due to the factors previously discussed.

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

As of July 2, 2016, the Company had approximately $205.1 million of cash and cash equivalents in major financial institutions, including approximately $34.7 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at July 2, 2016 were $150.6 million compared to $157.1 million at July 4, 2015 and $207.6 million at January 2, 2016. The overall decrease of $6.5 million, or 4.1%, at July 2, 2016 compared to July 4, 2015 primarily reflected a decline in wholesale sales. Due to the seasonal nature of our operations, the net accounts receivable balance at July 2, 2016 is not comparable to the net accounts receivable balance of $207.6 million at January 2, 2016.

Inventories at July 2, 2016 were $587.4 million compared to $544.3 million at July 4, 2015 and $469.9 million at January 2, 2016. The increase of $43.2 million, or 7.9%, at July 2, 2016 compared to July 4, 2015 primarily reflected business growth and the timing of strategic initiatives. Due to the seasonal nature of our operations, the inventories balance at July 2, 2016 is not comparable to the inventories balance of $469.9 million at January 2, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CASH FLOW

Net cash provided by operating activities for the first two quarters of fiscal 2016 was $85.6 million compared to net cash provided by operating activities of $27.1 million in the first two quarters of fiscal 2015. This increase in operating cash flow primarily reflected an increase in net income and favorable movements in net working capital.

Capital expenditures were $49.7 million in the first two quarters of fiscal 2016 compared to $50.3 million in the first two quarters of fiscal 2015, primarily reflecting 2016 expenditures of approximately $29.4 million for our U.S. and international retail store openings and re-modelings, $13.4 million for information technology initiatives, $4.4 million for distribution and office facilities, and $1.3 million for wholesale fixtures.

We plan to invest approximately $110 million in total capital expenditures for all of fiscal 2016, primarily for our U.S. and international retail store openings and re-modelings, and information technology initiatives.

Net cash used in financing activities was $213.6 million in the first two quarters of fiscal 2016 compared to $72.6 million in the first two quarters of fiscal 2015. This increase in fiscal 2016 primarily reflected increases in repurchases of our common stock and higher dividend payments.

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

As of July 2, 2016, we had $185.7 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of July 2, 2016, approximately $309.4 million was available for future borrowing.

The interest rate margins applicable to our secured revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of July 2, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was equal to 1.82% on that date, and Canadian borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was 2.26% on that date.

As of July 2, 2016, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of July 2, 2016, our wholly-owned operating subsidiary The William Carter Company ("TWCC") had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $5.0 million, $5.5 million and $5.9 million unamortized issuance-related debt costs at July 2, 2016, January 2, 2016 and July 4, 2015, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program, in addition to the amounts remaining under previous authorizations. In the first two quarters of fiscal 2016, the Company repurchased and retired 1,771,847 shares in open market transactions for approximately $180.2 million at an average price of $101.71 per share. In the first two quarters of fiscal 2015, the Company repurchased and retired 504,225 shares in open market transactions for approximately $48.9 million, at an average price of $96.97 per share.

The total remaining capacity under all remaining repurchase authorizations as of July 2, 2016 was approximately $394.6 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first and second quarters of fiscal 2016, we paid quarterly cash dividends of $0.33 per share in each quarter. In the first and second quarters of fiscal 2015, we paid quarterly cash dividends of $0.22 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

As disclosed in our most recent Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016, provisions in our secured revolving credit facility and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.

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

Currency Risk

We contract for production with third parties, primarily in Asia. While these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U.S. dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on our financial position, results of operations, or cash flows for future periods.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our weighted-average variable rate borrowings outstanding as of July 2, 2016 were $185.7 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $1.9 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 2, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the second quarter of fiscal 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

April 3, 2016 through April 30, 2016	576,310	$103.92	576,310	$443,395,021

May 1, 2016 through May 28, 2016	242,497	$102.95	241,973	$418,484,953

May 29, 2016 through July 2, 2016	231,200	$103.14	231,200	$394,638,362

Total	1,050,007		1,049,483

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 524 shares surrendered between April 3, 2016 and July 2, 2016.

(2)
Share purchases during the second quarter of fiscal 2016 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(3)
On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program. The new share repurchase authorization permits us to repurchase shares of our common stock up to $500 million, in addition to any amounts remaining under previous authorizations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 12, 2006 (incorporated by reference to Carter's, Inc.'s Quarterly Report on Form 10-Q filed on October 29, 2015).
3.2	Amended and Restated By-Laws of Carter's, Inc. (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed on August 26, 2015).
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

July 27, 2016	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 27, 2016	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)