Form 10-Q
period 2016-10-01
CARTERS INC
filed 2016-10-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 21, 2016
Common stock, par value $0.01 per share	49,370,980

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	October 1, 2016	January 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$140,626	$381,209	$288,260
Accounts receivable, net	271,207	207,570	246,565
Finished goods inventories	552,726	469,934	511,520
Prepaid expenses and other current assets	43,155	37,815	36,414
Deferred income taxes	37,600	34,080	34,895
Total current assets	1,045,314	1,130,608	1,117,654
Property, plant, and equipment, net of accumulated depreciation of $333,660, $290,636, and $276,230, respectively	388,440	371,704	361,305
Tradenames, net	308,973	310,848	311,842
Goodwill	176,956	174,874	176,633
Other assets	18,022	15,620	14,940
Total assets	$1,937,705	$2,003,654	$1,982,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$155,223	$157,648	$173,594
Other current liabilities	126,922	105,070	105,199
Total current liabilities	282,145	262,718	278,793

Long-term debt, net	580,613	578,972	579,612
Deferred income taxes	129,278	128,838	119,499
Other long-term liabilities	169,535	158,075	161,527
Total liabilities	$1,161,571	$1,128,603	$1,139,431

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at October 1, 2016, January 2, 2016, and October 3, 2015	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 49,625,609, 51,764,309, and 52,076,784 shares issued and outstanding at October 1, 2016, January 2, 2016 and October 3, 2015, respectively	496	518	521
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(31,889)	(36,367)	(33,480)
Retained earnings	807,527	910,900	875,902
Total stockholders' equity	776,134	875,051	842,943
Total liabilities and stockholders' equity	$1,937,705	$2,003,654	$1,982,374

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$901,425	$849,806	$2,264,981	$2,147,335
Cost of goods sold	525,879	502,267	1,296,324	1,252,849
Gross profit	375,546	347,539	968,657	894,486
Selling, general, and administrative expenses	255,322	230,017	712,782	650,496
Royalty income	(10,670)	(12,699)	(31,270)	(32,688)
Operating income	130,894	130,221	287,145	276,678
Interest expense	6,779	6,907	20,321	20,534
Interest income	(68)	(91)	(453)	(385)
Other (income) expense, net	(36)	(622)	3,673	(560)
Income before income taxes	124,219	124,027	263,604	257,089
Provision for income taxes	43,408	44,701	92,615	91,866
Net income	$80,811	$79,326	$170,989	$165,223

Basic net income per common share	$1.62	$1.52	$3.37	$3.15
Diluted net income per common share	$1.60	$1.51	$3.34	$3.12
Dividend declared and paid per common share	$0.33	$0.22	$0.99	$0.66

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$80,811	$79,326	$170,989	$165,223
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,356)	(4,205)	4,478	(10,443)
Comprehensive income	$79,455	$75,121	$175,467	$154,780

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at January 2, 2016	51,764,309	$518	$—	$(36,367)	$910,900	$875,051
Income tax benefit from stock-based compensation		—	4,067	—	—	4,067
Exercise of stock options	144,165	1	6,385	—	—	6,386
Withholdings from vesting of restricted stock	(90,754)	(1)	(8,593)	—	—	(8,594)
Restricted stock activity	155,248	2	(2)	—	—	—
Stock-based compensation expense	—	—	11,852	—	—	11,852
Issuance of common stock	11,588	—	1,174	—	—	1,174
Repurchase of common stock	(2,358,947)	(24)	(14,883)	—	(224,231)	(239,138)
Cash dividends declared and paid	—	—	—	—	(50,131)	(50,131)
Comprehensive income	—	—	—	4,478	170,989	175,467
Balance at October 1, 2016	49,625,609	$496	$—	$(31,889)	$807,527	$776,134

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$170,989	$165,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,384	44,187
Amortization of tradenames	1,875	5,422
Accretion of contingent consideration	—	809
Amortization of debt issuance costs	1,092	1,246
Non-cash stock-based compensation expense	13,026	13,304
Unrealized foreign currency loss, net	2,361	221
Income tax benefit from stock-based compensation	(4,067)	(7,963)
Loss on disposal of property, plant, and equipment	821	80
Deferred income taxes	(2,333)	(1,801)
Effect of changes in operating assets and liabilities:
Accounts receivable, net	(63,436)	(61,108)
Finished goods inventories	(81,011)	(73,724)
Prepaid expenses and other assets	(10,138)	(3,144)
Accounts payable and other liabilities	35,011	63,282
Net cash provided by operating activities	116,574	146,034

Cash flows from investing activities:
Capital expenditures	(71,190)	(76,987)
Proceeds from sale of property, plant, and equipment	216	66
Net cash used in investing activities	(70,974)	(76,921)

Cash flows from financing activities:
Payments of debt issuance costs	—	(1,495)
Borrowings under secured revolving credit facility	—	205,586
Payments on secured revolving credit facility	—	(205,237)
Repurchase of common stock	(239,138)	(78,339)
Payment of contingent consideration	—	(7,572)
Dividends paid	(50,131)	(34,617)
Income tax benefit from stock-based compensation	4,067	7,963
Withholdings from vesting of restricted stock	(8,594)	(12,575)
Proceeds from exercise of stock options	6,386	5,743
Net cash used in financing activities	(287,410)	(120,543)

Effect of exchange rate changes on cash and cash equivalents	1,227	(948)
Net decrease in cash and cash equivalents	(240,583)	(52,378)
Cash and cash equivalents, beginning of period	381,209	340,638
Cash and cash equivalents, end of period	$140,626	$288,260

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear under the Carter's, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of October 1, 2016, the Company operated 636 Carter’s stores in the United States, 267 OshKosh stores in the United States, and 156 stores in Canada.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and three fiscal quarters ended October 1, 2016 are not necessarily indicative of the results that may be expected for the 2016 fiscal year ending December 31, 2016.

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

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components, net of applicable income taxes, of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	October 1, 2016	January 2, 2016	October 3, 2015
Cumulative foreign currency translation adjustments	$(25,108)	$(29,586)	$(25,840)
Pension and post-retirement liability adjustments	(6,781)	(6,781)	(7,640)
Total accumulated other comprehensive loss	$(31,889)	$(36,367)	$(33,480)

Changes in accumulated other comprehensive loss for the third quarter and the first three quarters of fiscal 2016 consisted of additional losses of $1.4 million and additional gains of $4.5 million for foreign currency translation adjustments, respectively. Changes in accumulated other comprehensive loss for the third quarter and the first three quarters of fiscal 2015 consisted of additional losses of $4.2 million and $10.4 million for foreign currency translation adjustments, respectively. During the first, second and third quarters of both fiscal 2016 and fiscal 2015, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 4 – GOODWILL AND TRADENAMES INTANGIBLE ASSETS

The Company's goodwill and other intangible assets were as follows:

		October 1, 2016			January 2, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canadian acquisition	Indefinite	40,386	—	40,386	38,304	—	38,304
Total goodwill		$176,956	$—	$176,956	$174,874	$—	$174,874

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames	2-20 years	42,016	38,776	3,240	41,992	36,877	5,115
Total tradenames		$347,749	$38,776	$308,973	$347,725	$36,877	$310,848

		October 3, 2015
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570
Canadian acquisition	Indefinite	40,063	—	40,063
Total goodwill		$176,633	$—	$176,633

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Other tradenames	2-20 years	42,012	35,903	6,109
Total tradenames		$347,745	$35,903	$311,842

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

The Company recorded approximately $1.9 million in amortization expense for the first three fiscal quarters ended October 1, 2016. Amortization expense for the third fiscal quarter ended October 1, 2016 was not material. The Company recorded approximately $1.0 million and $5.4 million in amortization expense for the fiscal quarter and the first three fiscal quarters ended October 3, 2015, respectively. At October 1, 2016, one tradename had an unamortized balance of approximately $3.2 million, and the future amortization expense is estimated to be approximately $0.2 million for each of the next five fiscal years.

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

In the second quarter of fiscal 2013, the Company's Board of Directors authorized the repurchase of shares of the Company's stock in an amount up to $300 million, inclusive of amounts remaining under previous authorizations. In the third quarter of fiscal 2013, the Board approved an additional $400 million accelerated share repurchase authorization, which has been completed. On February 24, 2016, the Company's Board of Directors authorized a new $500 million share repurchase program in addition to any amounts remaining under previous authorizations. The total aggregate remaining capacity under all of the outstanding repurchase authorizations as of October 1, 2016 was approximately $335.7 million, based on settled repurchase transactions. The authorizations have no expiration date.

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Number of shares repurchased	587,100	290,800	2,358,947	795,025
Aggregate cost of shares repurchased (dollars in thousands)	$58,929	$29,445	$239,138	$78,339
Average price per share	$100.37	$101.26	$101.37	$98.54

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the third fiscal quarter and the first three fiscal quarters ended October 1, 2016, the Company paid cash dividends per share of $0.33 and $0.99, respectively. In the third fiscal quarter and the first three fiscal quarters ended October 3, 2015, the Company paid cash dividends per share of $0.22 and $0.66, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	October 1, 2016	January 2, 2016	October 3, 2015
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(4,820)	(5,459)	(5,666)
Senior notes, net	395,180	394,541	394,334
Secured revolving credit facility	185,433	184,431	185,278
Total long-term debt, net	$580,613	$578,972	$579,612

In the first quarter of fiscal 2015, the Company replaced $20.0 million of outstanding borrowings under the then-existing secured revolving credit facility with CAD 25.5 million of borrowings, which approximated $20.3 million. This transaction is reflected on the Company's consolidated statement of cash flows.

Secured Revolving Credit Facility

As previously disclosed in the Company's most recent Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016, the secured revolving credit facility was amended and restated in September 2015. The aggregate principal amount of the secured revolving credit facility is $500 million consisting of (i) a $400 million U.S. dollar revolving credit facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings by TWCC and (ii) a $100 million multicurrency revolving credit facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings by TWCC and certain other subsidiaries of TWCC in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The secured revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing revolving credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount available to the Company not to exceed $200 million and the aggregate multicurrency amount available not to exceed $50 million). The Company's secured revolving credit facility matures on September 16, 2020.

As of October 1, 2016, the Company had approximately $185.4 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of October 1, 2016, approximately $309.7 million remained available for future borrowing.

As of October 1, 2016, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of October 1, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 1.90% on that date, and Canadian dollar borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was 2.26% on that date.

As disclosed in the Company's most recent Annual Report on Form 10-K for the 2015 fiscal year ended January 2, 2016, the Company's secured revolving credit facility contains covenants, including affirmative and financial covenants. As of October 1, 2016, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of October 1, 2016, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as described in the following section.

Adoption of New Accounting Pronouncement Related to Debt Issuance Costs

The Company retrospectively adopted the provisions of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), at the beginning of fiscal 2016, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of a debt discount. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. The guidance did not change the recognition and measurement requirements for debt issuance costs. The Company reclassified $4.8 million, $5.5 million, and $5.7 million of unamortized issuance-related debt costs associated with the Company's senior notes from other assets to Long-term debt, net within its consolidated balance sheets as of October 1, 2016, January 2, 2016, and October 3, 2015, respectively. Other than this balance sheet reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements. Fees paid to lenders to secure revolving lines of credit continue to be presented as a deferred charge (asset) on the balance sheet.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Stock options	$960	$1,015	$3,237	$3,359
Restricted stock:
Time-based awards	1,809	1,599	5,671	5,294
Performance-based awards	996	1,130	2,944	3,556
Stock awards	11	—	1,174	1,095
Total	$3,776	$3,744	$13,026	$13,304

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The net periodic pension cost (benefit) included in the statement of operations was comprised of:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Interest cost	$629	$623	$1,887	$1,869
Expected return on plan assets	(676)	(785)	(2,028)	(2,355)
Recognized actuarial loss	145	161	435	483
Net periodic pension cost (benefit)	$98	$(1)	$294	$(3)

POST-RETIREMENT LIFE AND MEDICAL PLAN

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of post-retirement benefit expense charged to the statement of operations were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Service cost – benefits attributed to service during the period	$31	$32	$93	$96
Interest cost on accumulated post-retirement benefit obligation	44	45	132	135
Amortization net actuarial gain	(49)	(48)	(147)	(144)
Total net periodic post-retirement benefit cost	$26	$29	$78	$87

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations
The Company adopted the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04") at the beginning of fiscal 2016. However, the Company is not required to make any such measurements until the end of fiscal 2016. ASU 2015-04 allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the alternative measurement date from year to year and to all of its defined benefit plans. The Company expects to make the accounting policy election to use December 31 as the measurement date for all of its defined benefit plan assets and obligations for fiscal 2016 and subsequent years. Measurement dates for prior periods will not be impacted. Since the Company's current 52-week fiscal year will end on December 31, 2016, it will not be necessary for the Company to utilize an alternate measurement date for fiscal 2016, and thus the initial adoption of ASU 2015-04 at the beginning of fiscal 2016 will not have an impact on the Company's results of operations, financial condition, or cash flows.

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

As of October 1, 2016, the Company had gross unrecognized income tax benefits of approximately $10.1 million, of which $7.2 million, if ultimately recognized, may affect the Company's effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at October 1, 2016 were approximately $1.2 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2016 or fiscal 2017 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and the first three fiscal quarters ended October 1, 2016 and the fiscal quarter and the first three fiscal quarters ended October 3, 2015, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.9 million, $0.8 million, and $0.9 million of interest accrued on uncertain tax positions as of October 1, 2016, January 2, 2016, and October 3, 2015, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	October 1, 2016			January 2, 2016			October 3, 2015
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments	$11.4	$—	$—	$8.6	$—	$—	$7.5	$—	$—
Foreign exchange forward contracts (1)	$—	$—	$—	$—	$2.1	$—	$—	$1.5	$—

Liabilities
Foreign exchange forward contracts (2)	$—	$0.4	$—	$—	$—	$—	$—	$—	$—

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

Gains on the investments in marketable securities were $0.4 million and $0.8 million for the third fiscal quarter and the first three fiscal quarters ended October 1, 2016, respectively. Losses on the investments in marketable securities were $0.4 million and $0.1 million for the third fiscal quarter and the first three fiscal quarters ended October 3, 2015. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations included in this Quarterly Report on Form 10-Q.

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars).

At October 1, 2016, the notional value of the open foreign currency forward contracts was approximately $6.0 million. These contracts were marked-to-market, or to fair value, resulting in an unrealized loss of approximately $0.4 million at October 1, 2016.

The Company recorded realized losses of approximately $0.6 million and $0.8 million for foreign currency forward contracts settled during the third fiscal quarter and the first three fiscal quarters ended October 1, 2016, respectively. The Company recorded realized gains of approximately $1.6 million and $1.9 million for foreign currency forward contracts settled during the third fiscal quarter and the first three fiscal quarters ended October 3, 2015. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations. The Company did not apply hedge accounting treatment on any of these foreign currency forward contracts.

CONTINGENT CONSIDERATION

The following table summarizes the changes in the contingent consideration liability during the third fiscal quarter and first three fiscal quarters of 2015 related to the Company's 2011 acquisition of Bonnie Togs in Canada:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended	Three fiscal quarters ended
(dollars in thousands)	October 3, 2015	October 3, 2015
Balance at the beginning of period	$9,022	$7,711
Payments made	(8,568)	(8,568)
Accretion	—	809
Foreign currency translation adjustment	(454)	(1,029)
Final contingent adjustment	—	1,077
Balance at the end of period	$—	$—

The final payment under the earn-out obligation was paid during the third quarter of fiscal 2015. At October 1, 2016, January 2, 2016 and October 3, 2015, the Company had no remaining contingent consideration liability related to the 2011 acquisition of Bonnie Togs in Canada.

BORROWINGS

As of October 1, 2016, the fair value of the Company's $185.4 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at October 1, 2016 was approximately $419 million. The fair value of these senior notes with a notional value and carrying value of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	49,526,480	51,740,523	50,282,345	51,960,041
Dilutive effect of equity awards	460,271	507,815	470,050	512,861
Diluted number of common and common equivalent shares outstanding	49,986,751	52,248,338	50,752,395	52,472,902

Basic net income per common share (in thousands, except per share data):
Net income	$80,811	$79,326	$170,989	$165,223
Income allocated to participating securities	(632)	(675)	(1,359)	(1,557)
Net income available to common shareholders	$80,179	$78,651	$169,630	$163,666

Basic net income per common share	$1.62	$1.52	$3.37	$3.15

Diluted net income per common share (in thousands, except per share data):
Net income	$80,811	$79,326	$170,989	$165,223
Income allocated to participating securities	(627)	(669)	(1,350)	(1,545)
Net income available to common shareholders	$80,184	$78,657	$169,639	$163,678

Diluted net income per common share	$1.60	$1.51	$3.34	$3.12

Anti-dilutive shares excluded from dilutive earnings per share computation	246,980	177,300	244,430	180,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	October 1, 2016	January 2, 2016	October 3, 2015
Accrued bonuses and incentive compensation	$10,638	$17,934	$12,574
Income taxes payable	32,242	3,802	25,902
Accrued employee benefits	10,808	19,751	10,102
Accrued and deferred rent	14,875	12,590	12,286

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	October 1, 2016	January 2, 2016	October 3, 2015
Deferred lease incentives	$73,840	$70,060	$70,778

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – SEGMENT INFORMATION

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	October 1, 2016	% of Total Net Sales	October 3, 2015	% of Total Net Sales	October 1, 2016	% of Total Net Sales	October 3, 2015	% of Total Net Sales
Net sales:
Carter’s Wholesale	$356,258	39.5%	$343,555	40.4%	$842,136	37.2%	$824,600	38.4%
Carter’s Retail (a)	314,699	34.9%	294,928	34.7%	860,854	38.0%	799,635	37.2%
Total Carter’s (U.S.)	670,957	74.4%	638,483	75.1%	1,702,990	75.2%	1,624,235	75.6%
OshKosh Retail (a)	106,999	11.9%	98,292	11.6%	267,715	11.8%	244,787	11.4%
OshKosh Wholesale	17,474	1.9%	18,794	2.2%	38,772	1.7%	49,151	2.3%
Total OshKosh (U.S.)	124,473	13.8%	117,086	13.8%	306,487	13.5%	293,938	13.7%
International (b)	105,995	11.8%	94,237	11.1%	255,504	11.3%	229,162	10.7%
Total net sales	$901,425	100.0%	$849,806	100.0%	$2,264,981	100.0%	$2,147,335	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
Carter’s Wholesale	$81,551	22.9%	$74,347	21.6%	$187,655	22.3%	$172,485	20.9%
Carter’s Retail (a)	48,051	15.3%	51,733	17.5%	127,738	14.8%	134,557	16.8%
Total Carter’s (U.S.)	129,602	19.3%	126,080	19.7%	315,393	18.5%	307,042	18.9%
OshKosh Retail (a)	2,652	2.5%	6,171	6.3%	(614)	(0.2)%	3,396	1.4%
OshKosh Wholesale	4,450	25.5%	4,487	23.9%	8,266	21.3%	9,715	19.8%
Total OshKosh (U.S.)	7,102	5.7%	10,658	9.1%	7,652	2.5%	13,111	4.5%
International (b) (c)	19,645	18.5%	18,220	19.3%	37,191	14.6%	30,967	13.5%
Corporate expenses (d) (e) (f)	(25,455)		(24,737)		(73,091)		(74,442)
Total operating income	$130,894	14.5%	$130,221	15.3%	$287,145	12.7%	$276,678	12.9%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)
Includes charges associated with the revaluation of the Company's contingent consideration related to the Company's 2011 acquisition of Bonnie Togs of approximately $1.9 million for the first three fiscal quarters ended October 3, 2015.

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e)
Includes charges related to the amortization of the H.W. Carter and Sons tradenames of approximate $1.7 million for the first three fiscal quarters ended October 1, 2016, and approximately $1.0 million and $5.3 million for the fiscal quarter and the first three fiscal quarters ended October 3, 2015, respectively.

(f)	Includes charges related to the Company's direct sourcing initiative of $0.5 million for the fiscal quarter and for the three fiscal quarters periods ended October 1, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Simplified Subsequent Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). Upon adoption by an entity, ASU 2015-11 will simplify subsequent measurements of inventory by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The new guidance applies only to inventories for which cost is determined by methods other than last-in-first-out (LIFO) and the retail inventory method. For inventory within the scope of ASU 2015-11, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by current guidance ("market," "subject to a floor," and a "ceiling"). When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), entities will recognize the difference as a loss in earnings in the period in which it occurs. ASU 2015-11 is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within the year of adoption. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2015-11 at the beginning of fiscal 2017. At this time, the Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial condition, results of operations, or cash flows.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Current GAAP requires the deferred taxes for each tax jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. ASU 2015-17 requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate based on the period in which the attribute is expected to be realized. Upon adoption of ASU 2015-17, all deferred tax assets and liabilities will be classified as noncurrent on an entity's balance sheet. As a result, each jurisdiction will have only one net noncurrent deferred tax asset or liability. ASU 2015-17 will not change the existing guidance that prohibits the offsetting of deferred tax liabilities of one jurisdiction against the deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, including interim periods in the year of adoption. Early adoption is permitted, and adoption may be applied either prospectively or retrospectively. The Company plans to adopt ASU 2015-17 at the beginning of the first quarter of fiscal 2017. ASU 2015-17 will only involve classification of certain deferred tax assets and liabilities on the Company's consolidated balance sheet and will have no impact on the Company's results of operations or cash flows. The Company does not expect the adoption of ASU 2015-17 will have a material effect on the Company's consolidated balance sheet.

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

Accounting for Share-Based Payments to Employees

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends ASC Topic 718, Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. All tax benefits and deficiencies related to share-based payments will be recognized and recorded through the statement of operations for all awards settled or expiring after the adoption of ASU 2016-09. Currently, tax benefits in excess of compensation costs ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls and then to the statement of operations. ASU 2016-09 will also require, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Additionally, ASU 2016-09 will allow entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as is currently required, or recognized when they actually occur. If elected, the change to recognize forfeitures when they occur will be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to retained earnings. ASU 2016-09 will be effective for the Company at the beginning of fiscal 2017, including interim periods in the year of adoption. Early adoption is permitted in any interim or annual period. The potential impacts that the adoption of ASU 2016-09 will have on the Company's income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. However, based on the Company’s stock price as of October 1, 2016 and its outstanding unvested restricted stock awards and unexercised stock options, the Company anticipates that adoption of this pronouncement at the beginning of fiscal 2017 will reduce its income tax expense and increase its net income, and these anticipated income tax benefits will be reported as a component of cash flows from operating activities instead of cash flows from financing activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$91,299	$8,477	$40,850	$—	$140,626
Accounts receivable, net	—	234,979	27,047	9,181	—	271,207
Intercompany receivable	—	60,570	72,037	4,035	(136,642)	—
Finished goods inventories	—	300,044	231,511	65,732	(44,561)	552,726
Prepaid expenses and other current assets	—	22,446	15,988	4,721	—	43,155
Deferred income taxes	—	20,346	15,579	1,675	—	37,600
Total current assets	—	729,684	370,639	126,194	(181,203)	1,045,314
Property, plant, and equipment, net	—	159,149	194,078	35,213	—	388,440
Goodwill	—	136,570	—	40,386	—	176,956
Tradenames, net	—	223,473	85,500	—	—	308,973
Other assets	—	17,130	641	251	—	18,022
Intercompany long-term receivable	—	—	340,887	—	(340,887)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	776,134	707,381	127,447	—	(1,610,962)	—
Total assets	$776,134	$2,073,387	$1,119,192	$202,044	$(2,233,052)	$1,937,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$99,175	$36,003	$20,045	$—	$155,223
Intercompany payables	—	74,414	58,787	3,441	(136,642)	—
Other current liabilities	—	24,842	92,168	9,912	—	126,922
Total current liabilities	—	198,431	186,958	33,398	(136,642)	282,145

Long-term debt, net	—	561,180	—	19,433	—	580,613
Deferred income taxes	—	83,998	45,280	—	—	129,278
Intercompany long-term liability	—	340,887	—	—	(340,887)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,196	88,906	12,433	—	169,535
Stockholders' equity	776,134	820,695	698,048	136,780	(1,655,523)	776,134
Total liabilities and stockholders' equity	$776,134	$2,073,387	$1,119,192	$202,044	$(2,233,052)	$1,937,705

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$325,771	$14,652	$40,786	$—	$381,209
Accounts receivable, net	—	178,842	23,980	4,748	—	207,570
Intercompany receivable	—	52,676	133,092	3,317	(189,085)	—
Finished goods inventories	—	271,148	184,618	48,960	(34,792)	469,934
Prepaid expenses and other current assets	—	17,460	14,261	6,094	—	37,815
Deferred income taxes	—	19,502	13,544	1,034	—	34,080
Total current assets	—	865,399	384,147	104,939	(223,877)	1,130,608
Property, plant, and equipment, net	—	162,031	180,322	29,351	—	371,704
Goodwill	—	136,570	—	38,304	—	174,874
Tradenames, net	—	225,348	85,500	—	—	310,848
Other assets	—	14,634	665	321	—	15,620
Intercompany long-term receivable	—	—	294,070	—	(294,070)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	875,051	652,598	100,146	—	(1,627,795)	—
Total assets	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$93,585	$44,951	$19,112	$—	$157,648
Intercompany payables	—	134,694	51,362	3,029	(189,085)	—
Other current liabilities	—	12,996	80,908	11,166	—	105,070
Total current liabilities	—	241,275	177,221	33,307	(189,085)	262,718

Long-term debt, net	—	560,541	—	18,431	—	578,972
Deferred income taxes	—	84,038	44,800	—	—	128,838
Intercompany long-term liability	—	294,070	—	—	(294,070)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,813	79,568	11,694	—	158,075
Stockholders' equity	875,051	909,843	643,261	109,483	(1,662,587)	875,051
Total liabilities and stockholders' equity	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$232,568	$17,434	$38,258	$—	$288,260
Accounts receivable, net	—	208,369	29,210	8,986	—	246,565
Intercompany receivable	—	87,419	100,357	3,675	(191,451)	—
Intercompany loan receivable	—	15,000	—	—	(15,000)	—
Finished goods inventories	—	278,793	216,270	50,553	(34,096)	511,520
Prepaid expenses and other current assets	—	17,267	14,963	4,184	—	36,414
Deferred income taxes	—	22,739	11,192	964	—	34,895
Total current assets	—	862,155	389,426	106,620	(240,547)	1,117,654
Property, plant, and equipment, net	—	160,579	171,615	29,111	—	361,305
Goodwill	—	136,570	—	40,063	—	176,633
Tradenames and other intangibles, net	—	226,342	85,500	—	—	311,842
Other assets	—	13,773	784	383	—	14,940
Intercompany long-term receivable	—	—	264,618	—	(264,618)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	842,943	614,624	19,118	—	(1,476,685)	—
Total assets	$842,943	$2,114,043	$931,061	$176,177	$(2,081,850)	$1,982,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$100,487	$59,060	$14,047	$—	$173,594
Intercompany payables	—	102,208	85,814	3,429	(191,451)	—
Intercompany loan payables	—	—	—	15,000	(15,000)	—
Other current liabilities	—	57,316	37,905	9,978	—	105,199
Total current liabilities	—	260,011	182,779	42,454	(206,451)	278,793
Long-term debt, net	—	560,334	—	19,278	—	579,612
Deferred income taxes	—	80,871	38,628	—	—	119,499
Intercompany long-term liability	—	264,618	—	—	(264,618)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	71,170	78,658	11,699	—	161,527
Stockholders' equity	842,943	877,039	530,996	102,746	(1,510,781)	842,943
Total liabilities and stockholders' equity	$842,943	$2,114,043	$931,061	$176,177	$(2,081,850)	$1,982,374

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$584,206	$452,755	$79,631	$(215,167)	$901,425
Cost of goods sold	—	409,937	274,521	43,060	(201,639)	525,879
Gross profit	—	174,269	178,234	36,571	(13,528)	375,546
Selling, general, and administrative expenses	—	49,965	187,298	26,796	(8,737)	255,322
Royalty income	—	(7,624)	(5,665)	—	2,619	(10,670)
Operating income (loss)	—	131,928	(3,399)	9,775	(7,410)	130,894
Interest expense	—	6,634	1,364	108	(1,327)	6,779
Interest income	—	(1,379)	—	(16)	1,327	(68)
(Income) loss in subsidiaries	(80,811)	9,249	(6,682)	—	78,244	—
Other (income) expense, net	—	(204)	259	(91)	—	(36)
Income (loss) before income taxes	80,811	117,628	1,660	9,774	(85,654)	124,219
Provision for income taxes	—	29,407	10,909	3,092	—	43,408
Net income (loss)	$80,811	$88,221	$(9,249)	$6,682	$(85,654)	$80,811

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$539,181	$427,028	$71,068	$(187,471)	$849,806
Cost of goods sold	—	380,427	263,009	39,180	(180,349)	502,267
Gross profit	—	158,754	164,019	31,888	(7,122)	347,539
Selling, general, and administrative expenses	—	49,317	169,379	20,708	(9,387)	230,017
Royalty income	—	(9,175)	(5,983)	—	2,459	(12,699)
Operating income (loss)	—	118,612	623	11,180	(194)	130,221
Interest expense	—	6,754	1,318	169	(1,334)	6,907
Interest income	—	(1,400)	—	(25)	1,334	(91)
(Income) loss in subsidiaries	(79,326)	(1,645)	(3,904)	—	84,875	—
Other (income) expense, net	—	251	(269)	(604)	—	(622)
Income (loss) before income taxes	79,326	114,652	3,478	11,640	(85,069)	124,027
Provision for income taxes	—	35,132	6,098	3,471	—	44,701
Net income (loss)	$79,326	$79,520	$(2,620)	$8,169	$(85,069)	$79,326

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the three fiscal quarters ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,396,768	$1,208,841	$201,679	$(542,307)	$2,264,981
Cost of goods sold	—	995,828	706,525	107,127	(513,156)	1,296,324
Gross profit	—	400,940	502,316	94,552	(29,151)	968,657
Selling, general, and administrative expenses	—	132,986	533,364	72,687	(26,255)	712,782
Royalty income	—	(23,753)	(14,390)	—	6,873	(31,270)
Operating income (loss)	—	291,707	(16,658)	21,865	(9,769)	287,145
Interest expense	—	19,909	4,070	323	(3,981)	20,321
Interest income	—	(4,353)	—	(81)	3,981	(453)
(Income) loss in subsidiaries	(170,989)	26,079	(12,739)	—	157,649	—
Other (income) expense, net	—	(377)	432	3,618	—	3,673
Income (loss) before income taxes	170,989	250,449	(8,421)	18,005	(167,418)	263,604
Provision for income taxes	—	69,691	17,658	5,266	—	92,615
Net income (loss)	$170,989	$180,758	$(26,079)	$12,739	$(167,418)	$170,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,336,785	$1,137,585	$170,826	$(497,861)	$2,147,335
Cost of goods sold	—	932,937	699,769	96,788	(476,645)	1,252,849
Gross profit	—	403,848	437,816	74,038	(21,216)	894,486
Selling, general, and administrative expenses	—	133,733	484,278	62,208	(29,723)	650,496
Royalty income	—	(24,555)	(14,462)	—	6,329	(32,688)
Operating income (loss)	—	294,670	(32,000)	11,830	2,178	276,678
Interest expense	—	20,189	3,994	425	(4,074)	20,534
Interest income	—	(4,402)	—	(57)	4,074	(385)
(Income) loss in subsidiaries	(165,223)	31,055	(7,466)	—	141,634	—
Other (income) expense, net	—	56	(106)	(510)	—	(560)
Income (loss) before income taxes	165,223	247,772	(28,422)	11,972	(139,456)	257,089
Provision for income taxes	—	84,727	3,211	3,928	—	91,866
Net income (loss)	$165,223	$163,045	$(31,633)	$8,044	$(139,456)	$165,223

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$80,811	$88,221	$(9,249)	$6,682	$(85,654)	$80,811
Foreign currency translation adjustments	(1,356)	(1,356)	(1,356)	(1,356)	4,068	(1,356)
Comprehensive income (loss)	$79,455	$86,865	$(10,605)	$5,326	$(81,586)	$79,455

For the fiscal quarter ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$79,326	$79,520	$(2,620)	$8,169	$(85,069)	$79,326
Foreign currency translation adjustments	(4,205)	(4,205)	(69)	(4,205)	8,479	(4,205)
Comprehensive income (loss)	$75,121	$75,315	$(2,689)	$3,964	$(76,590)	$75,121

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the three fiscal quarters ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$170,989	$180,758	$(26,079)	$12,739	$(167,418)	$170,989
Foreign currency translation adjustments	4,478	4,478	4,478	4,478	(13,434)	4,478
Comprehensive income (loss)	$175,467	$185,236	$(21,601)	$17,217	$(180,852)	$175,467

For the three fiscal quarters ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$165,223	$163,045	$(31,633)	$8,044	$(139,456)	$165,223
Foreign currency translation adjustments	(10,443)	(10,443)	(38)	(10,443)	20,924	(10,443)
Comprehensive income (loss)	$154,780	$152,602	$(31,671)	$(2,399)	$(118,532)	$154,780

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the three fiscal quarters ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$88,493	$24,058	$4,023	$—	$116,574

Cash flows from investing activities:
Capital expenditures	—	(19,782)	(44,304)	(7,104)	—	(71,190)
Intercompany investing activity	291,477	(353)	(1,855)	—	(289,269)	—
Proceeds from sale of property, plant and equipment	—	23	—	193	—	216
Net cash provided by (used in) investing activities	291,477	(20,112)	(46,159)	(6,911)	(289,269)	(70,974)

Cash flows from financing activities:
Intercompany financing activity	—	(305,065)	14,071	1,725	289,269	—
Dividends paid	(50,131)	—	—	—	—	(50,131)
Repurchase of common stock	(239,138)	—	—	—	—	(239,138)
Income tax benefit from stock-based compensation	—	2,212	1,855	—	—	4,067
Withholdings from vesting of restricted stock	(8,594)	—	—	—	—	(8,594)
Proceeds from exercise of stock options	6,386	—	—	—	—	6,386
Net cash (used in) provided by financing activities	(291,477)	(302,853)	15,926	1,725	289,269	(287,410)
Effect of exchange rate changes on cash	—	—	—	1,227	—	1,227
Net (decrease) increase in cash and cash equivalents	—	(234,472)	(6,175)	64	—	(240,583)
Cash and cash equivalents, beginning of period	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of period	$—	$91,299	$8,477	$40,850	$—	$140,626

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended October 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$85,213	$38,022	$22,799	$—	$146,034

Cash flows from investing activities:
Capital expenditures	—	(21,953)	(46,876)	(8,158)	—	(76,987)
Intercompany investing activity	119,788	4,357	(2,607)	(8,582)	(112,956)	—
Issuance of intercompany loan	—	(15,000)	—	—	15,000	—
Proceeds from repayment of intercompany loan	—	20,000	—	—	(20,000)	—
Proceeds from sale of property, plant and equipment	—	59	—	7	—	66
Net cash provided by (used in) investing activities	119,788	(12,537)	(49,483)	(16,733)	(117,956)	(76,921)

Cash flows from financing activities:
Intercompany financing activity	—	(127,475)	15,846	(1,327)	112,956	—
Repayment of intercompany loan	—	—	—	(20,000)	20,000	—
Borrowings from intercompany loan	—	—	—	15,000	(15,000)	—
Borrowings under secured revolving credit facility	—	166,000	—	39,586	—	205,586
Payment on secured revolving credit facility	—	(186,000)	—	(19,237)	—	(205,237)
Dividends Paid	(34,617)	—	—	—	—	(34,617)
Payment on debt issuance costs	—	(1,495)	—	—	—	(1,495)
Payment of contingent consideration	—	(7,572)	—	—	—	(7,572)
Income tax benefit from stock-based compensation	—	5,356	2,607	—	—	7,963
Repurchase of common stock	(78,339)	—	—	—	—	(78,339)
Withholdings from vesting of restricted stock	(12,575)	—	—	—	—	(12,575)
Proceeds from exercise of stock options	5,743	—	—	—	—	5,743
Net cash (used in) provided by financing activities	(119,788)	(151,186)	18,453	14,022	117,956	(120,543)
Effect of exchange rate changes on cash	—	—	—	(948)	—	(948)
Net (decrease) increase in cash and cash equivalents	—	(78,510)	6,992	19,140	—	(52,378)
Cash and cash equivalents, beginning of period	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of period	$—	$232,568	$17,434	$38,258	$—	$288,260

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for the fourth quarter of fiscal 2016 and fiscal year 2016, or any other future period, assessment of our performance and financial position, and drivers of our sales and earnings growth. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of consolidated net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net sales
Carter’s Wholesale	39.5%	40.4%	37.2%	38.4%
Carter’s Retail	34.9%	34.7%	38.0%	37.2%
Total Carter’s (U.S.)	74.4%	75.1%	75.2%	75.6%

OshKosh Retail	11.9%	11.6%	11.8%	11.4%
OshKosh Wholesale	1.9%	2.2%	1.7%	2.3%
Total OshKosh (U.S.)	13.8%	13.8%	13.5%	13.7%

International	11.8%	11.1%	11.3%	10.7%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.3%	59.1%	57.2%	58.3%

Gross margin	41.7%	40.9%	42.8%	41.7%
Selling, general, and administrative expenses	28.3%	27.1%	31.5%	30.3%
Royalty income	(1.2)%	(1.5)%	(1.4)%	(1.5)%

Operating income	14.5%	15.3%	12.7%	12.9%
Interest expense	0.8%	0.8%	0.9%	1.0%
Interest income	n/m	n/m	n/m	n/m
Other expense (income), net	n/m	(0.1)%	0.2%	n/m

Income before income taxes	13.8%	14.6%	11.6%	11.9%
Provision for income taxes	4.8%	5.3%	4.1%	4.2%
Net income	9.0%	9.3%	7.5%	7.7%

Number of retail stores at end of period:
Carter’s - U.S.			636	577
OshKosh - U.S.			267	232
International (all in Canada)			156	140
Total retail stores			1,059	949

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

STORE COUNT DATA

		Carter's Retail	OshKosh Retail	Canada	Total

Third quarter of fiscal 2016:	Openings	13	7	6	26
	Closings	1	2	—	3
Three quarters of fiscal 2016:	Openings	44	30	9	83
	Closings	2	4	—	6
Approximate projections for fiscal 2016:	Openings	64	43	16	123
	Closings	4	5	—	9

Substantially all of the OshKosh retail store openings included in the above table are in a "side-by-side" format with a Carter's retail store. We operate "side-by-side" locations wherein adjacent retail stores for our Carter's and OshKosh brands are connected, allowing customers to shop for both brands in a single location. Each "side-by-side" location is counted as one Carter's retail store and one OshKosh retail store. As of October 1, 2016 and October 3, 2015, the U.S. store count data presented in the above table included 127 and 86 "side-by-side" locations, respectively.

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

THIRD FISCAL QUARTER AND FIRST THREE FISCAL QUARTERS ENDED OCTOBER 1, 2016 COMPARED TO THIRD FISCAL QUARTER AND FIRST THREE FISCAL QUARTERS ENDED OCTOBER 3, 2015

U.S. COMPARABLE RETAIL SALES

Changes in comparable sales for our two U.S. retail segments, Carter's Retail and Oshkosh Retail, were as follows:

Comparable Sales
	Change for Third Fiscal Quarter from 2015 to 2016		Change for Three Fiscal Quarters from 2015 to 2016
Increase (Decrease)
	Carter's Retail	OshKosh Retail	Carter's Retail	OshKosh Retail

Retail stores	(4.1)%	(3.0)%	(2.4)%	(3.5)%
eCommerce	+25.2%	+34.8%	+19.7%	+24.9%
Total	+2.1%	+4.1%	+2.1%	+2.1%

The decreases in comparable retail store sales for Carter's and OshKosh during the third quarter and the first three quarters of fiscal 2016, as compared to the comparable fiscal periods in 2015, were primarily due to decreases in the number of transactions due to lower demand for seasonal products and a lower average price per unit.

For the year-to-date period ended October 1, 2016, we believe that Carter's and OshKosh retail comparable sales were negatively affected by lower demand from international consumers shopping in our U.S. stores and eCommerce websites, which was likely influenced by the strength of the U.S. dollar relative to other currencies. However, we believe these effects were less pronounced in the third quarter of fiscal 2016 as our U.S. retail businesses experienced stabilization in demand from international customers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The increases in eCommerce comparable sales for Carter's and OshKosh during both periods in fiscal 2016, as compared to the comparable fiscal periods in 2015, were primarily due to an increase in the number of transactions.

CONSOLIDATED NET SALES

In the third quarter of fiscal 2016, consolidated net sales increased $51.6 million, or 6.1%, to $901.4 million from $849.8 million in the third quarter of fiscal 2015. For the first three quarters of fiscal 2016, consolidated net sales increased $117.6 million, or 5.5%, to $2.26 billion from $2.15 billion in the first three quarters of fiscal 2015. The increases during both periods reflected sales growth in all of our segments except OshKosh Wholesale, as presented below. Changes in foreign currency exchange rates in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 had a favorable impact on our consolidated net sales of approximately $0.3 million. Changes in foreign currency exchange rates in the first three quarters of fiscal 2016 as compared to the first three quarters of fiscal 2015 had an unfavorable impact on our consolidated net sales of approximately $6.7 million.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	October 1, 2016	% of Total	October 3, 2015	% of Total	October 1, 2016	% of Total	October 3, 2015	% of Total

Net sales:
Carter’s Wholesale	$356,258	39.5%	$343,555	40.4%	$842,136	37.2%	$824,600	38.4%
Carter’s Retail	314,699	34.9%	294,928	34.7%	860,854	38.0%	799,635	37.2%
Total Carter’s (U.S.)	670,957	74.4%	638,483	75.1%	1,702,990	75.2%	1,624,235	75.6%

OshKosh Retail	$106,999	11.9%	$98,292	11.6%	$267,715	11.8%	$244,787	11.4%
OshKosh Wholesale	17,474	1.9%	18,794	2.2%	38,772	1.7%	49,151	2.3%
Total OshKosh (U.S.)	124,473	13.8%	117,086	13.8%	306,487	13.5%	293,938	13.7%
International	105,995	11.8%	94,237	11.1%	255,504	11.3%	229,162	10.7%
Total net sales	$901,425	100.0%	$849,806	100.0%	$2,264,981	100.0%	$2,147,335	100.0%

CARTER'S WHOLESALE SALES (U.S.)

Carter's Wholesale segment net sales increased $12.7 million, or 3.7%, in the third quarter of fiscal 2016 to $356.3 million from $343.6 million in the third quarter of fiscal 2015. This increase in net sales was primarily the result of a 2.8% increase in the average price per unit due to a favorable product mix and a 0.9% increase in the number of units shipped.

Carter's Wholesale segment net sales increased $17.5 million, or 2.1%, in the first three quarters of fiscal 2016 to $842.1 million from $824.6 million in the first three quarters of fiscal 2015. This increase in net sales was primarily a result of a 2.4% increase in the average price per unit due to favorable product mix, partially offset by a 0.3% decrease in the number of units shipped.

CARTER'S RETAIL SALES (U.S.)

Carter's Retail segment net sales increased $19.8 million, or 6.7%, in the third quarter of fiscal 2016 to $314.7 million from $294.9 million in the third quarter of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $16.4 million from new stores;

•	Increase of $15.0 million from eCommerce sales;

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Decrease of $9.5 million in comparable store sales; and

•	Decrease of $1.1 million due to the impact of store closings.

Carter's Retail segment net sales increased $61.2 million, or 7.7%, in the first three quarters of fiscal 2016 to $860.9 million from $799.6 million in the first three quarters of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $50.6 million from new stores;

•	Increase of $31.0 million from eCommerce sales;

•	Decrease of $15.0 million in comparable store sales; and

•	Decrease of $2.5 million due to the impact of store closings.

OSHKOSH RETAIL SALES (U.S.)

OshKosh Retail segment net sales increased $8.7 million, or 8.9%, in the third quarter of fiscal 2016 to $107.0 million from $98.3 million in the third quarter of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $8.1 million from new stores;

•	Increase of $6.0 million from eCommerce sales;

•	Decrease of $2.3 million in comparable store sales; and

•	Decrease of $2.2 million due to the impact of store closings.

OshKosh Retail segment net sales increased $22.9 million, or 9.4%, in the first three quarters of fiscal 2016 to $267.7 million from $244.8 million in the first three quarters of fiscal 2015. This increase in net sales primarily reflected a/an:

•	Increase of $25.3 million from new stores;

•	Increase of $11.3 million from eCommerce sales;

•	Decrease of $6.6 million in comparable store sales; and

•	Decrease of $5.8 million due to the impact of store closings.

OSHKOSH WHOLESALE SALES (U.S.)

OshKosh Wholesale segment net sales decreased $1.3 million, or 7.0%, in the third quarter of fiscal 2016 to $17.5 million from $18.8 million in the third quarter of fiscal 2015. This decrease was primarily due to a 3.8% decrease in the number of units shipped mainly due to a decline in seasonal bookings, and a 3.2% decrease in the average price per unit.

OshKosh Wholesale segment net sales decreased $10.4 million, or 21.1%, in the first three quarters of fiscal 2016 to $38.8 million from $49.2 million in the first three quarters of fiscal 2015. This decrease was primarily due to a 20.1% decrease in the number of units shipped mainly due to a decline in seasonal bookings, and a 1.0% decrease in the average price per unit.

INTERNATIONAL SALES

International segment net sales increased $11.8 million, or 12.5%, in the third quarter of fiscal 2016 to $106.0 million from $94.2 million in the third quarter of fiscal 2015. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar had a favorable impact on International segment net sales of approximately $0.3 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.

The $11.8 million increase in net sales in the International segment primarily reflected an:

•	Increase of $5.8 million from our international wholesale businesses;

•	Increase of $4.8 million from our Canadian retail stores; and

•	Increase of $1.2 million from eCommerce, primarily driven by our eCommerce websites in Canada.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

International segment net sales increased $26.3 million, or 11.5%, in the first three quarters of fiscal 2016 to $255.5 million from $229.2 million in the first three quarters of fiscal 2015. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar had an unfavorable impact on International segment net sales of approximately $6.7 million for the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015.

The $26.3 million increase in net sales in the International segment primarily reflected a/an:

•	Increase of $15.9 million from our Canadian retail stores;

•	Increase of $8.2 million from eCommerce, primarily driven by our eCommerce website in China;

•	Increase of $5.8 million from our international wholesale businesses other than Canada; and

•	Decrease of $3.6 million in our Canada wholesale business due, in part, to the Target Canada bankruptcy that occurred in early 2015.

Compared to the third quarter of fiscal 2015, our Canadian total retail comparable sales increased 1.6% in the third quarter of fiscal 2016, primarily due to eCommerce comparable sales growth of 37.2%, partially offset by retail stores comparable sales decline of 0.5%. Compared to the first three quarters of fiscal 2015, our Canadian total retail comparable sales increased 7.2% in the first three quarters of fiscal 2016, primarily due to retail stores comparable sales growth of 5.4% and eCommerce comparable sales growth of 37.3%.

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 40.9% in the third quarter of fiscal 2015 to 41.7% in the third quarter of fiscal 2016, primarily due to favorable product costs, partially offset by increased promotional pricing in our retail businesses. Our consolidated gross profit increased $28.0 million, or 8.1%, to $375.5 million in the third quarter of fiscal 2016 from $347.5 million in the third quarter of fiscal 2015 due to the increase in sales and favorable product costs.

Our consolidated gross margin increased from 41.7% in the first three quarters of fiscal 2015 to 42.8% in the first three quarters of fiscal 2016, primarily due to favorable product costs and product mix. Our consolidated gross profit increased $74.2 million, or 8.3%, to $968.7 million in the first three quarters of fiscal 2016 from $894.5 million in the first three quarters of fiscal 2015, due to the increase in sales and favorable product costs.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in the third quarter of fiscal 2016 increased $25.3 million, or 11.0%, to $255.3 million from $230.0 million in the third quarter of fiscal 2015. As a percentage of net sales, SG&A expenses increased from 27.1% in the third quarter of fiscal 2015 to 28.3% in the third quarter of fiscal 2016.

The increase in SG&A expenses, as a percentage of net sales, in the third quarter of fiscal 2016 primarily reflected a:

•	$14.3 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$4.6 million increase in expenses related to our domestic and international eCommerce operations;

•	$2.8 million increase in expenses related to information technology and systems;

•	$2.0 million increase in expenses related to distribution expenses;

•	$1.7 million increase in expenses related to other general and administrative expenses; and

•	$1.0 million insurance recovery that decreased SG&A expenses during the third quarter of fiscal 2015.

which were partially offset by a:

•	$1.2 million decrease in insurance and employee benefits costs;

•	$1.0 million decrease in amortization of the H.W.Carter & Sons trademarks;

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$0.7 million decrease in performance-based compensation expenses; and

•	$0.6 million decrease in marketing expenses.

Consolidated SG&A expenses in the first three quarters of fiscal 2016 increased $62.3 million, or 9.6%, to $712.8 million from $650.5 million in the first three quarters of fiscal 2015. As a percentage of net sales, SG&A expenses increased from 30.3% in the first three quarters of fiscal 2015 to 31.5% in the first three quarters of fiscal 2016.

The increase in SG&A expenses, as a percentage of net sales, in the first three quarters of fiscal 2016 primarily reflected a:

•	$42.3 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$10.5 million increase in expenses related to our domestic and international eCommerce operations;

•	$7.5 million increase in expenses related to information technology and systems;

•	$4.4 million increase in expenses related to marketing and brand management;

•	$2.9 million increase in expenses related to other general and administrative expenses;

•	$2.3 million increase in expenses related to distribution and freight; and

•	$1.0 million insurance recovery that decreased SG&A expenses during the third quarter of fiscal 2015.

which were partially offset by a:

•	$3.5 million decrease in amortization of the H.W. Carter & Sons trademarks;

•	$2.8 million decrease in insurance and employee benefits costs;

•	$1.9 million decrease in performance-based compensation expenses; and

•	$1.5 million decrease in wholesale and domestic licensing expenses.

ROYALTY INCOME

We license the use of our Carter's, Just One You, Child of Mine, OshKosh B'gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the third quarter of fiscal 2016 decreased $2.0 million, or 16.0%, to $10.7 million from $12.7 million in the third quarter of fiscal 2015. Royalty income from these brands for the first three quarters of fiscal 2016 decreased $1.4 million, or 4.3%, to $31.3 million from $32.7 million in the first three quarters of fiscal 2015. The decreases in both of the fiscal 2016 periods, as compared to the corresponding fiscal 2015 periods, were attributable to a decrease in income from certain licensees due in part to the insourcing of formerly licensed product categories, partially offset by sales growth from other domestic licensees. We benefited from favorable settlements in the first quarter of fiscal 2015.

OPERATING INCOME

Consolidated operating income increased $0.7 million, or 0.5%, to $130.9 million in the third quarter of fiscal 2016 from $130.2 million in the third quarter of fiscal 2015. Consolidated operating income increased $10.5 million, or 3.8%, to $287.1 million in the first three quarters of fiscal 2016 from $276.7 million in the first three quarters of fiscal 2015. Consolidated operating margin decreased from 15.3% in the third quarter of fiscal 2015 to 14.5% in the third quarter of fiscal 2016. Consolidated operating margin decreased from 12.9% in the first three quarters of fiscal 2015 to 12.7% in the first three quarters of fiscal 2016. The tables below summarize the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal periods indicated:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for third quarter of fiscal 2015	$74,347	$51,733	$4,487	$6,171	$18,220	$(24,737)	$130,221
Favorable (unfavorable) change in the third quarter of fiscal 2016
Gross profit	8,812	10,218	(1,058)	2,616	7,210	209	28,007
Royalty income	(851)	(567)	296	(328)	(579)	—	(2,029)
SG&A expenses	(757)	(13,333)	725	(5,807)	(5,206)	(927)	(25,305)
Operating income (loss) for third quarter of fiscal 2016	$81,551	$48,051	$4,450	$2,652	$19,645	$(25,455)	$130,894

(dollars in thousands)	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International	Corporate Expenses	Total
Operating income (loss) for the first three quarters of fiscal 2015	$172,485	$134,557	$9,715	$3,396	$30,967	$(74,442)	$276,678
Favorable (unfavorable) change in the three quarters of fiscal 2016
Gross profit	16,382	33,204	(3,810)	10,724	17,700	(29)	74,171
Royalty income	(1,113)	60	132	162	(659)	—	(1,418)
SG&A expenses	(99)	(40,083)	2,229	(14,896)	(10,817)	1,380	(62,286)
Operating income (loss) for the first three quarters of fiscal 2016	$187,655	$127,738	$8,266	$(614)	$37,191	$(73,091)	$287,145

The following tables present changes in the operating margin for each of our five operating segments. The primary drivers of these changes are presented in terms of the difference in each driver's margin (based on net sales) between the respective periods, in each case expressed in basis points ("bps"). The first table presents the changes between the third quarter of fiscal 2015 and the third quarter of fiscal 2016. The second table presents the changes between the first three quarters of fiscal 2015 and the first three quarters of fiscal 2016.

	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International
Operating margin for the third quarter of fiscal 2015	21.6%	17.5%	23.9%	6.3%	19.3%
Favorable (unfavorable) bps change in the third quarter of fiscal 2016
Gross profit	150 bps	(10) bps	(410) bps	(150) bps	190 bps
Royalty income	(30) bps	(20) bps	290 bps	(40) bps	(80) bps
SG&A expenses	10 bps	(190) bps	280 bps	(190) bps	(190) bps
Operating margin for the third quarter of fiscal 2016	22.9%	15.3%	25.5%	2.5%	18.5%
	(a)	(b)	(c)	(d)	(e)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Carter's Wholesale	Carter's Retail	OshKosh Wholesale	OshKosh Retail	International
Operating margin for the first three quarters of fiscal 2015	20.9%	16.8%	19.8%	1.4%	13.5%
Favorable (unfavorable) bps change in the three quarters of fiscal 2016
Gross profit	140 bps	—	(330) bps	(10) bps	240 bps
Royalty income	(20) bps	—	430 bps	—	(50) bps
SG&A expenses	20 bps	(200) bps	50 bps	(150) bps	(80) bps
Operating margin for the first three quarters of fiscal 2016	22.3%	14.8%	21.3%	(0.2)%	14.6%
	(aa)	(bb)	(cc)	(dd)	(ee)

(a) Carter's Wholesale segment operating income in the third quarter of fiscal 2016 increased $7.2 million, or 9.7%, to $81.6 million from $74.3 million in the third quarter of fiscal 2015. The segment's operating margin increased 130 bps from 21.6% in the third quarter of fiscal 2015 to 22.9% in the third quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	150 bps increase in gross profit due to favorable product costs and improved pricing due to changes in product mix;

•	30 bps decrease in royalty income due to insourcing formerly licensed product categories and a reserve against certain licensee receivables.

(aa) Carter's Wholesale segment operating income in the first three quarters of fiscal 2016 increased $15.2 million, or 8.8%, to $187.7 million from $172.5 million in the first three quarters of fiscal 2015. The segment's operating margin increased 140 bps from 20.9% in the first three quarters of fiscal 2015 to 22.3% in the first three quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	140 bps increase in gross profit due to favorable product costs and improved pricing due to changes in product mix;

•	20 bps decrease in SG&A expenses, primarily due to a decrease in distribution and freight expenses, driven by efficiencies at our Braselton, Georgia distribution center; and

•	20 bps decrease in royalty income.

(b) Carter's Retail segment operating income decreased by $3.7 million, or 7.1%, to $48.1 million in the third quarter of fiscal 2016 from $51.7 million in the third quarter of fiscal 2015. This segment's operating margin decreased 220 bps from 17.5% in the third quarter of fiscal 2015 to 15.3% in the third quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	10 bps decrease in gross profit due to increased promotional environment, offset by favorable changes in product costs;

•	190 bps increase in SG&A expenses, primarily due to a:

•	150 bps increase in expenses associated with new retail stores;

•	30 bps increase in distribution and freight expenses; and

•	20 bps decrease in royalty income.

(bb) Carter's Retail segment operating income decreased by $6.8 million, or 5.1%, to $127.7 million in the first three quarters of fiscal 2016 from $134.6 million in the first three quarters of fiscal 2015. This segment's operating margin decreased 200 bps from 16.8% in the first three quarters of fiscal 2015 to 14.8% in the first three quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	200 bps increase in SG&A expenses, primarily due to a:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	140 bps increase in expenses associated with new retail stores; and

•	30 bps increase in marketing expenses.

(c) OshKosh Wholesale segment operating income was both $4.5 million in the third quarter of fiscal 2016 and fiscal 2015. This segment's operating margin increased 160 bps from 23.9% in the third quarter of fiscal 2015 to 25.5% in the third quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	410 bps decrease in gross profit primarily due to customer sales mix, partially offset by favorable changes in product costs;

•	280 bps decrease in SG&A expenses primarily due to a:

•	230 bps decrease in performance-based compensation expenses;

•	150 bps decrease in provisions for accounts receivable;

•	80 bps decrease in distribution and freight expenses;

•	180 bps increase in marketing expenses; and

•	290 bps increase in royalty income due to sales growth from our licensees.

(cc) OshKosh Wholesale segment operating income decreased by $1.4 million, or 14.9%, to $8.3 million in the first three quarters of fiscal 2016 from $9.7 million in the first three quarters of fiscal 2015. This segment's operating margin increased 150 bps from 19.8% in the first three quarters of fiscal 2015 to 21.3% in the first three quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	330 bps decrease in gross profit primarily due to higher provisions for inventory, partially offset by favorable changes in product costs;

•	50 bps decrease in SG&A expenses primarily due to a/an:

•	230 bps decrease in performance-based compensation expenses;

•	190 bps increase in marketing expenses; and

•	430 bps increase in royalty income primarily due to sales growth from our licensees;

(d) OshKosh Retail segment operating income decreased by $3.5 million, or 57.0%, from an operating income of $6.2 million in the third quarter of fiscal 2015 to an operating income of $2.7 million in the third quarter of fiscal 2016. The segment's operating margin decreased 380 bps from 6.3% in the third quarter of fiscal 2015 to 2.5% in the third quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	150 bps decrease in gross profit primarily due to an increased promotional environment, partially offset by lower product costs;

•	190 bps increase in SG&A expenses primarily due to a/an:

•	180 bps increase in expenses associated with new retail stores;

•	50 bps increase in distribution and freight expenses;

•	20 bps decrease in performance-based compensation expenses;

•	20 bps decrease in marketing expenses; and

•	40 bps decrease in royalty income.

(dd) OshKosh Retail segment operating income decreased by $4.0 million, or 118.1%, from an operating income of $3.4 million in the first three quarters of fiscal 2015 to an operating loss of $0.6 million in the first three quarters of fiscal 2016. The segment's operating margin decreased 160 bps from 1.4% in the first three quarters of fiscal 2015 to (0.2)% in the first three quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	150 bps increase in SG&A expenses primarily due to a/an:

•	180 bps increase in expenses associated with new retail stores;

•	20 bps decrease in distribution and freight expenses; and

•	20 bps decrease in performance-based compensation expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(e) International segment operating income increased by $1.4 million, or 7.8%, to $19.6 million in the third quarter of fiscal 2016 from $18.2 million in the third quarter of 2015. This segment's operating margin decreased 80 bps from 19.3% in the third quarter of fiscal 2015 to 18.5% in the third quarter of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	190 bps increase in gross profit, primarily driven by growth in higher margin retail store and eCommerce channels, improved price realization, and benefit from direct sourcing;

•	190 bps increase in SG&A expenses primarily due to a/an:

•	100 bps increase in expenses associated with new retail stores and new China wholesale business;

•	60 bps increase in marketing expenses; and

•	80 bps decrease in royalty income due to a reduction in the number of licensees.

(ee) International segment operating income increased by $6.2 million, or 20.1%, to $37.2 million in the first three quarters of fiscal 2016 from $31.0 million in the first three quarters of 2015. This segment's operating margin increased 110 bps from 13.5% in the first three quarters of fiscal 2015 to 14.6% in the first three quarters of fiscal 2016. The primary drivers of the change in operating margin were a/an:

•	240 bps increase in gross profit, primarily driven by growth in higher margin retail store and eCommerce channels, partially offset by unfavorable foreign currency exchange impacts;

•	80 bps increase in SG&A expenses primarily due to a/an:

•	110 bps increase in expenses associated with new retail stores, China eCommerce and new China wholesale business;

•	20 bps increase in distribution and freight expenses;

•	20 bps increase in performance-based compensation expenses;

•	20 bps increase in information technology expenses;

•	80 bps decrease in accretion expense for contingent consideration related to the Bonnie Togs acquisition; and

•	50 bps decrease in royalty income due to a reduction in licensees.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $0.7 million, or 2.9%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 2.9% in the third quarter of of fiscal 2015 to 2.8% in the third quarter of fiscal 2016. The increase in corporate expenses primarily reflected a/an:

•	Increase of $1.7 million in other general and administrative expenses;

•	Increase of $1.4 million in expenses related to information technology and systems;

•	Decrease of $1.1 million in insurance and other employee related benefits costs; and

•	Decrease of $1.0 million in amortization of the H.W. Carter & Sons tradenames.

Unallocated corporate expenses decreased by $1.4 million, or 1.8%, in the first three quarters of fiscal 2016 compared to the first three quarters of fiscal 2015. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 3.5% in the first three quarters of fiscal 2015 to 3.2% in the first three quarters of fiscal 2016. The decrease in corporate expenses primarily reflected a/an:

•	Decrease of $3.5 million in amortization of the H.W. Carter & Sons tradenames;

•	Decrease of $2.8 million in performance-based compensation;

•	Decrease of $1.9 million in insurance and other employee related benefits costs;

•	Increase of $3.5 million in expenses related to information technology and systems; and

•	Increase of $2.9 million in other general and administrative expenses.

INTEREST EXPENSE

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in the third quarter of fiscal 2016 and 2015 was approximately $6.8 million and $6.9 million, respectively. Weighted-average borrowings for the third quarter of fiscal 2016 were approximately $585.6 million with an effective interest rate of 4.57%, compared to weighted-average borrowings for the third quarter of fiscal 2015 of $585.5 million with an effective interest rate of 4.69%.

Interest expense in the first three quarters of fiscal 2016 and 2015 was approximately $20.3 million and $20.5 million, respectively. Weighted-average borrowings for the first three quarters of fiscal 2016 were approximately $585.3 million with an effective interest rate of 4.58%, compared to weighted-average borrowings for the first three quarters of fiscal 2015 of $586.4 million with an effective interest rate of 4.65%.

The decreases in the effective interest rate for the third quarter and the first three quarters of fiscal 2016 compared to the third quarter and the first three quarters of fiscal 2015 was primarily due to lower borrowing costs on the U.S. and Canadian borrowings outstanding under our secured revolving credit facility in fiscal 2016.

OTHER EXPENSE (INCOME), NET

Other expense (income), net is comprised primarily of unrealized gains and losses from unsettled foreign currency forward contracts and unsettled foreign currency transactions, and realized gains and losses on settled foreign currency forward contracts and settled foreign currency transactions. These amounts represented a net gain of $0.1 million and a net loss of $3.6 million for the third quarter and the first three quarters of fiscal 2016, respectively. These amounts represented a net gain of $0.6 million and a net gain of $0.5 million for the third quarter and the first three quarters of fiscal 2015, respectively.

INCOME TAXES

Our consolidated effective income tax rate for the third quarter of fiscal 2016 was 34.9% compared to 36.0% for the third quarter of fiscal 2015. Our consolidated effective income tax rate for the first three quarters of fiscal 2016 was 35.1% compared to 35.7% for the first three quarters of fiscal 2015. The lower effective rates both periods in fiscal 2016 were primarily due to expansion of our international business, partially offset by favorable settlements of federal and state tax audits for 2011, 2012, and 2013 during the first quarter of fiscal 2015.

For the full fiscal year 2016, we estimate our consolidated effective income tax rate to be approximately 35.2%.

NET INCOME

Our consolidated net income for the third quarter of fiscal 2016 increased by $1.5 million, or 1.9%, to $80.8 million compared to $79.3 million in the third quarter of fiscal 2015. Our consolidated net income for the first three quarters of fiscal 2016 increased by $5.8 million, or 3.5%, to $171.0 million compared to $165.2 million in the first three quarters of fiscal 2015. The increases were due to the factors previously discussed.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of October 1, 2016, the Company had approximately $140.6 million of cash and cash equivalents in major financial institutions, including approximately $40.9 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at October 1, 2016 were $271.2 million compared to $246.6 million at October 3, 2015 and $207.6 million at January 2, 2016. The overall increase of $24.6 million, or 10.0%, at October 1, 2016 compared to October 3, 2015 primarily reflected sales growth. Due to the seasonal nature of our operations, the net accounts receivable balance at October 1, 2016 is not comparable to the net accounts receivable balance of $207.6 million at January 2, 2016.

Inventories at October 1, 2016 were $552.7 million compared to $511.5 million at October 3, 2015 and $469.9 million at January 2, 2016. The increase of $41.2 million, or 8.1%, at October 1, 2016 compared to October 3, 2015 primarily reflected business growth and the timing of inventory purchases. Due to the seasonal nature of our operations, the inventories balance at October 1, 2016 is not comparable to the inventories balance of $469.9 million at January 2, 2016.

CASH FLOW

Net cash provided by operating activities for the first three quarters of fiscal 2016 was $116.6 million compared to net cash provided by operating activities of $146.0 million in the first three quarters of fiscal 2015. This decrease in operating cash flow for the 2016 period reflected unfavorable changes in net working capital primarily due to the timing of payments, partially offset by an increase in net income.

Capital expenditures were $71.2 million in the first three quarters of fiscal 2016 compared to $77.0 million in the first three quarters of fiscal 2015, primarily reflecting 2016 expenditures of approximately $42.8 million for our U.S. and international retail store openings and re-modelings, $17.4 million for information technology initiatives, $5.3 million for distribution and office facilities, and $2.1 million for wholesale fixtures.

We plan to invest approximately $105 million in total capital expenditures for all of fiscal 2016, primarily for our U.S. and international retail store openings and re-modelings, and information technology initiatives.

Net cash used in financing activities was $287.4 million in the first three quarters of fiscal 2016 compared to $120.5 million in the first three quarters of fiscal 2015. This increase in cash used during the 2016 period primarily reflected increases in repurchases of our common stock and higher dividend payments.

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

As of October 1, 2016, we had $185.4 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of October 1, 2016, approximately $309.7 million was available for future borrowing.

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

As of October 1, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was equal to 1.90% on that date, and Canadian borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) plus the applicable base rate, which was 2.26% on that date.

As of October 1, 2016, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of October 1, 2016, our wholly-owned operating subsidiary The William Carter Company ("TWCC") had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $4.8 million, $5.5 million and $5.7 million unamortized issuance-related debt costs at October 1, 2016, January 2, 2016 and October 3, 2015, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program, in addition to the amounts remaining under previous authorizations. In the first three quarters of fiscal 2016, the Company repurchased and retired 2,358,947 shares in open market transactions for approximately $239.1 million at an average price of $101.37 per share. In the first three quarters of fiscal 2015, the Company repurchased and retired 795,025 shares in open market transactions for approximately $78.3 million, at an average price of $98.54 per share.

The total remaining capacity under all remaining repurchase authorizations as of October 1, 2016 was approximately $335.7 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first, second and third quarters of fiscal 2016, we paid quarterly cash dividends of $0.33 per share in each quarter. In the first, second and third quarters of fiscal 2015, we paid quarterly cash dividends of $0.22 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency and Interest Rate Risks

In the operation of our business, we have market risk exposures including those related to foreign currency and interest rates. We employ various strategies to attempt to minimize our exposure to these risks.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our weighted-average variable rate borrowings outstanding as of October 1, 2016 were $185.4 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $1.9 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 1, 2016.

Changes in Internal Control over Financial Reporting

In connection with the Company’s continuing efforts to enhance its internal controls over financial reporting, at the beginning of the third quarter of fiscal 2016 the Company completed the replacement of a financial information system used to process and record certain of the Company’s financial transactions.  Testing is ongoing and expected to be completed during the fourth quarter of fiscal 2016.

Other than this financial system replacement, there were no changes in the Company's internal controls over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the third quarter of fiscal 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

July 3, 2016 through July 30, 2016	151,700	$108.10	151,700	$378,239,427

July 31, 2016 through August 27, 2016	181,662	$100.45	180,800	$360,078,297

August 28, 2016 through October 1, 2016	254,600	$95.71	254,600	$335,709,538

Total	587,962		587,100

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 862 shares surrendered between July 3, 2016 and October 1, 2016.

(2)
Share purchases during the third quarter of fiscal 2016 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(3)
On February 24, 2016, our Board of Directors authorized a new $500 million share repurchase program. The new share repurchase authorization permits us to repurchase shares of our common stock up to $500 million, in addition to any amounts remaining under previous authorizations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 12, 2006 (incorporated by reference to Exhibit 3.1 of Carter's, Inc.'s Quarterly Report on Form 10-Q filed on October 29, 2015).
3.2	Amended and Restated By-Laws of Carter's, Inc. (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed on August 26, 2015).
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

October 27, 2016	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 27, 2016	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)