Form 10-K
period 2016-12-31
CARTERS INC
filed 2017-02-23
CIK 1060822

                UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Yes ( ) No (X)

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2016 (the last business day of our most recently completed second quarter) was $5,220,125,196.
There were 48,600,818 shares of Carter's, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., scheduled to be held on May 17, 2017, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 31, 2016.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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

PART I

Our market share data is based on information provided by the NPD Group, Inc ("NPD").  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market.  The baby and young children’s apparel market includes apparel products for ages zero to seven.  NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data.  Please note that NPD revised its Consumer Tracker methodology, effective with the most recent data release for annual 2016 and restated annual 2015 data.  NPD data cited in prior Annual Reports on Form 10-K are based on an alternate methodology no longer employed by NPD and are not comparable to current year presentation.

The NPD market share data presented is based on NPD's definition of the baby and playclothes categories, which are different from the Company's definitions of these categories. The data presented is based upon The NPD Group/Consumer Tracking Service for Children's Apparel in the United States ("U.S.") and represents the twelve month period ending December 31, 2016.

Unless the context indicates otherwise, in this filing on Form 10-K, "Carter's," the "Company," "we," "us," "its," and "our" refers to Carter's, Inc. and its wholly owned subsidiaries.

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2016, which ended on December 31, 2016, and fiscal 2015, which ended on January 2, 2016, both contained 52 weeks. Fiscal 2014, which ended on January 3, 2015, contained 53 weeks.

ITEM 1. BUSINESS

OVERVIEW

We are the largest branded marketer in the U.S. and Canada of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh (or "OshKosh").

Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight and accessories.

Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children sizes newborn to 14, with a focus on playclothes for toddlers and young children, and accessories.

We believe our brands provide a complementary product offering and aesthetic, and are each uniquely positioned in the marketplace. In the $20.7 billion baby and young children's apparel market ages zero to seven in the U.S., our Carter's brand has the #1 position with a 14.9% market share and our OshKosh brand has a 2.9% market share.

We market high-quality products at an attractive value proposition for consumers, and offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. Our multi-channel international business model - retail stores, online and wholesale - enables us to reach a broad range of consumers around the world. As of December 31, 2016, our channels included approximately 18,000 wholesale locations (including department stores, national chain stores, specialty stores and discount retailers), 792 stores in the U.S., 164 stores in Canada, and our U.S. and Canadian websites (including www.carters.com), all in addition to our other international wholesale, licensing, and online channels.

We have extensive experience in the young children’s apparel market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy is focused on:

•	providing the best value and experience in young children's apparel;

•	extending the reach of our brands by improving the convenience of shopping for our brands and by strengthening our international operations; and

•	improving profitability by strengthening distribution and direct-sourcing capabilities, as well as inventory management disciplines.

For fiscal 2016 and all comparative fiscal periods presented within this Annual Report on Form 10-K, our business was managed and evaluated through five segments: Carter's Retail, Carter's Wholesale, OshKosh Retail, OshKosh Wholesale, and International. Our Carter’s Retail and OshKosh Retail segments consist of income from sales of products in the United States, including Carter’s and OshKosh products, through our Carter’s and OshKosh retail and online stores, respectively. Similarly, our Carter’s Wholesale and OshKosh Wholesale segments consist of income from sales in the United States of Carter’s and OshKosh products, respectively, through our wholesale partners. Finally, our International segment consists of income from sales of Carter’s and OshKosh products through retail and online stores outside the United States, primarily through our retail and online stores in Canada and stores operated by our international partners, as well as sales to our international wholesale partners. Additional financial and geographical information about our segments is contained in Item 8 - “Financial Statements and Supplementary Data”, under Note 13 - “Segment Information” to the accompanying consolidated financial statements. Beginning in 2017, to align with changes in how our executive team currently views and manages the business, we combined our two U.S. retail and two U.S. wholesale segments. Our new segments will be U.S. Retail, U.S. Wholesale, and International. Additional information is contained in Item 8 - "Financial Statements and Supplementary Data", under Note 21 - "Subsequent Events" to the accompanying consolidated financial statements.

Our Brands
Carter's
Under our Carter's brand, we design, source, and market products primarily for sizes newborn to eight. Our focus is on essential, high-volume apparel products for babies and young children. Such products include bodysuits, multi-piece knit sets, pajamas, bibs, blankets, outerwear, shoes, swimwear, playwear, and fashion accessories. We believe that a majority of our products are consumer essentials and are therefore less affected by changes in fashion trends and economic cycles.

Carter’s is the leading brand in the baby category in the U.S.. In fiscal 2016, our multi-channel business model enabled our Carter’s brand to maintain its leading market share in the U.S. of approximately 25.0% for the baby market ages zero to two, which represented nearly five times the market share of the next largest brand.
In fiscal 2016, we sold 355 million units of Carter's and related exclusive-brand products in the U.S. through our retail and wholesale channels, an increase of approximately 3.8% from fiscal 2015.
OshKosh
Under our OshKosh brand, we design, source, and market young children’s apparel and high-quality playclothes primarily for children in sizes newborn to 14. Our OshKosh branded products primarily include denim, overalls, t-shirts, fleece, and other playclothes. Our OshKosh brand is generally positioned towards an older segment relative to the Carter's brand, and at slightly higher average prices than our Carter’s brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children.

We believe our OshKosh brand represents a significant opportunity for us to increase our market share in the playclothes category as the young children’s playclothes market in the U.S. is highly fragmented. For fiscal 2016, this market was nearly four times the size of the baby and sleepwear markets combined. We strive to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.
In fiscal 2016, we sold 52 million units of OshKosh products in the U.S. through our retail and wholesale channels, an increase of approximately 6.1% from fiscal 2015.
Brand and Product Development
We have cross-functional product teams focused on the development of both our Carter's and our OshKosh brands and products. These teams are skilled and experienced in identifying and developing high-volume, high-value products. Each team includes members from merchandising, art, design, sourcing, product development, and planning. These teams follow a disciplined approach to fabric usage, color selection, and productivity. We also license our brand names to other companies to create a broad collection of lifestyle products, including bedding, hosiery, shoes, room décor, furniture, diaper bags, and toys. The licensing team directs the use of our designs, art, and selling strategies to all licensees.

We believe this disciplined approach to product design results in a compelling product offering to consumers, reduces our exposure to short-term fashion trends, and supports efficient operations. We conduct consumer research as part of our product development process.

Brand Positioning

Our vision is to be the leader in baby and young children's apparel and to consistently provide high-quality products at a compelling value to consumers. We employ a disciplined merchandising strategy that identifies and focuses on essential products. We believe that we have strengthened our brands' image with the consumer by differentiating our products through fabric improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products through in-store fixturing, branding and signage packages, and advertising. We have invested in display fixtures at major wholesale customers that present our products on their floors in a compelling manner intended to enhance brand and product presentation. We also strive to provide our wholesale customers with a consistent, high-level of service, including delivering and replenishing products on time to fulfill customer needs. Our retail stores and websites focus on the customer experience through store and website design, visual aesthetics, clear product presentation, and experienced customer service.

Our Products

Carter's brands

Baby
Carter's brand baby products include bodysuits, pants, dresses, multi-piece sets, blankets, layette essentials, bibs, booties, sleep and play, one-piece rompers and jumpers, which are also sold in multiple compelling configurations. In fiscal 2016, we generated approximately $1.1 billion in net sales of these products in the U.S., representing 34.3% of our consolidated net sales.

We sell a complete range of baby products for newborns, primarily made of cotton. We attribute our leading market position to our brand strength, unique colors, distinctive prints, commitment to quality, and ability to manage our dedicated floor space for our wholesale customers. Our marketing programs are targeted toward experienced mothers, first-time mothers, and gift-givers. Our little baby basics™ product line, the largest component of our baby business, provides parents with essential products and accessories, including value-focused multi-piece sets. Our Little Collections® product line consists of coordinated baby items designed for first-time mothers and gift-givers.

Playclothes
Carter's brand playclothes products include knit and woven apparel, primarily in cotton, for everyday use in sizes newborn to eight. In fiscal 2016, we generated $719.7 million in net sales from the sale of these products in the U.S., representing 22.5% of our consolidated net sales.

We continue to focus on building our Carter's brand in the playclothes market by developing a base of essential, high-volume products that utilize unique, special, or must-have print designs and innovative artistic applications. Our aggregate fiscal 2016 Carter's brand playclothes market share in the U.S. was approximately 13.5% in the $14.3 billion department store, national chain, outlet, specialty store, and off-price sales channels, which represents two times the market share of the next largest brand.

Sleepwear
Carter's brand sleepwear products include a full range of pajamas in cotton, fleece and poly-jersey, primarily in sizes 12 months to eight. In fiscal 2016, we generated $356.5 million in net sales from the sale of these products in the U.S., representing 11.1% of our consolidated net sales.

Our Carter's brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the U.S. In fiscal 2016, in these channels, our Carter's sleepwear brand market share was approximately 31.8%, which represents nearly eight times the market share of the next largest brand. As with our baby product line, we differentiate our sleepwear products by offering high-volume, high-quality, high-value products with distinctive designs and art.

Other Products
Our other product offerings include bedding, outerwear, swimwear, footwear, socks, diaper bags, gift sets, toys, and hair accessories. In fiscal 2016, we generated $209.3 million in net sales from the sale of these other products in the U.S., representing 6.6% of our consolidated net sales.

Additionally, we license our Carter's, Child of Mine, Just One You, and Precious Firsts brands to partners to expand our product offerings. We had 12 licensees in the U.S. as of December 31, 2016. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our baby and young children's apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality products at attractive values to the consumer. In addition, we work closely with our wholesale customers and our licensees to gain dedicated floor space for licensed product categories. In fiscal 2016, our Carter's brand generated $25.1 million in domestic royalty income from these licensees.

OshKosh brands

Playclothes
Our OshKosh brand is best known for its playclothes products. OshKosh brand playclothes products include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, bodysuits, and playclothes products for everyday use in sizes newborn to 14. In fiscal 2016, we generated $346.3 million in net sales of OshKosh brand playclothes products in the U.S., representing 10.8% of our consolidated net sales. Our fiscal 2016 OshKosh brand playclothes market share in the U.S. was approximately 3.3% of the $14.3 billion young children's playclothes market.

Other Products
The remainder of our OshKosh brand product offering includes baby, sleepwear, outerwear, footwear, hosiery, and accessories. In fiscal 2016, we generated $105.7 million in net sales of these other products in our OshKosh retail stores and online, which represented 3.4% of our consolidated net sales.

Additionally, we partner with a number of domestic licensees to extend the reach of our OshKosh brand. As of December 31, 2016, we had six licensees selling apparel and accessories. Our largest OshKosh licensing agreement is with Target. All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories. In fiscal 2016, we earned approximately $13.9 million in domestic royalty income from our OshKosh brands.

Our Sales Channels

We sell our Carter's and OshKosh branded products through multiple channels - brick-and-mortar stores, online, and wholesale - both in the U.S. and internationally.

U.S. Carter's and OshKosh Retail

Our U.S. retail stores are generally located in high-traffic strip shopping centers in or near major cities or outlet centers that are generally located within 20 to 30 minutes of densely-populated areas. We believe our brand strength and our assortment of products, often localized for climate differences, have made our retail stores a destination for consumers who shop for young children's apparel and accessories.
We operate retail stores in three different formats: Carter's stand-alone stores, OshKosh stand-alone stores, and stores in our dual-branded format. Our dual-branded format includes "side-by-side" locations and "co-branded" locations. The dual-branded format allows customers to shop for both the Carter's and OshKosh brands in a single location. "Side-by-side" locations, which are located only in the U.S., consist of adjacent retail stores for our Carter's and OshKosh brands that are connected and counted as a single dual-branded format location. "Co-branded" locations consist of a single retail store that offers products from our Carter's and Oshkosh brands and are also counted as a single dual-branded format location.
As of December 31, 2016, we operated 495 Carter's stand-alone retail stores in the U.S. These stores carry a complete assortment of baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,400 square feet per location and are distinguished by an easy, consumer-friendly shopping environment.

As of December 31, 2016, we operated 138 OshKosh stand-alone retail stores in the U.S. These stores carry a wide assortment of young children's apparel, accessories, and gift items, and average approximately 4,000 square feet per location.

As of December 31, 2016, we operated 140 “side-by-side” locations in the U.S.

Our “co-branded” stores in the U.S. average approximately 5,000 square feet per location, are slightly larger than our single-brand retail stores in the U.S., and offer a similar product assortment. As of December 31, 2016, we operated 19 “co-branded” stores in the U.S.
We assess all potential new retail store locations based on demographic factors, retail adjacencies, and population density, as part of a real estate selection process.
We also sell our products through our U.S. websites at www.carters.com, www.oshkoshbgosh.com, and www.oshkosh.com. Each online store offers a full assortment of products from each of our brands.
In fiscal 2016, our U.S. Carter’s and OshKosh retail net sales were $1.3 billion and $402.3 million, representing 39.2% and 12.6% of our consolidated net sales, respectively.
U.S. Carter's and OshKosh Wholesale
Our Carter’s brand wholesale customers in the U.S. include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, Macy’s, and Toys "R" Us. Additionally, we sell our Child of Mine brand at Walmart and our Just One You and Precious Firsts brands at Target. In fiscal 2016, our U.S. Carter’s wholesale net sales were $1.1 billion, representing 35.3% of our consolidated net sales.
Our OshKosh brand wholesale customers in the U.S. include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, and Toys "R" Us. We also have a licensing agreement with Target Corporation (“Target”) through which Target sells products under our Genuine Kids from OshKosh brand. In fiscal 2016, our U.S. OshKosh wholesale net sales were $49.7 million, representing 1.6% of our consolidated net sales.
We collaboratively plan store assortments with our wholesale customers. We intend to drive continued growth with our wholesale customers through our focus on managing our key accounts’ business through replenishment, product mix, brand presentation, marketing, and frequent meetings with the senior management of our major wholesale customers.
International

Our International segment includes company-operated retail stores and online websites, wholesale operations, and royalty income from our international licensees. In fiscal 2016, our international net sales were $364.7 million, representing 11.3% of our consolidated net sales.

As of December 31, 2016, we operated 164 “co-branded” Carter’s and OshKosh retail stores in Canada and our online store at www.cartersoshkosh.ca. Additionally, we reach consumers in approximately 60 countries through wholesale and licensing relationships and in over 100 countries through our websites.
As of December 31, 2016, we partnered with 34 licensees to sell the Carter’s and OshKosh brands internationally. In fiscal 2016, our international licensees generated Carter’s brand retail sales of $26.8 million, on which we earned $1.9 million in royalty income, and our OshKosh international licensees generated retail sales of $25.9 million, on which we earned approximately $1.9 million in royalty income.

Our Customer and Marketing Strategy

Our marketing is predominately focused on driving brand preference and engagement with millennial customers. As such, we continue to strengthen and evolve our digital programs to keep our brands in front of the consumer. Our multi-channel approach allows the customer to experience the brand as a seamless shopping experience in the channel of their choice. Our investments in marketing, our loyalty program, and new technologies are focused on new customer acquisition, developing stronger connections with our existing customers, and extending their relationship with our brands. Our goal is to have the most top-of-mind, preferred brands in the young children's market and to connect with a diverse, digitally-savvy customer.
In addition, during fiscal 2015, we launched our Rewarding Moments® loyalty and rewards program in the U.S. to drive customer traffic, sales, and brand loyalty. This program is integrated across our retail stores and online businesses. During fiscal 2016, our retail sales were predominantly made to customers who are members of Rewarding Moments®.

Our Global Sourcing Network
We source our garments from an international network of suppliers, primarily from Asia and Central America. Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products.
We regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent monitors to supplement our internal staff. We integrate review data and performance results into our sourcing decisions and suggest improvements as a result. Our vendor code of conduct covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical and other legal matters.
Additionally, we are a certified and validated member of the United States Customs and Border Protection's Customs-Trade Partnership Against Terrorism ("C-TPAT") program. We expect all of our suppliers shipping to the United States to adhere to our C-TPAT requirements, including standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier.
We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

Our Global Distribution Network

Domestically, we operate two distribution centers in Georgia: our approximately 1.1 million square-foot multi-channel facility in Braselton and our facility in Stockbridge. We also outsource distribution activities to a third-party logistics provider in California. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, preparing them for retail and wholesale presentation, and shipping them to our customers and to our own stores.
Internationally, we operate or outsource our distribution activities to third-party logistics providers in Canada and China to support our international wholesale customers, eCommerce operations, and Canadian retail store network.
Competition

The baby and young children's apparel market is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers aggressively compete in the baby and young children's apparel market. Our primary competitors in the wholesale channel include private label product offerings, and, in alphabetical order, Disney, Garanimals and Gerber. Our primary competitors in the retail channel include, in alphabetical order, Disney, Gap, Gymboree, Old Navy, and The Children's Place. Most retailers, including our wholesale customers, have significant private label product offerings that compete with our products. Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our Carter's, OshKosh, and related brand names, combined with our breadth of product offerings, distribution footprint and operational expertise, position us well against these competitors.

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
Governmental Regulation and Environmental Matters
Our products are subject to regulation of and regulatory standards with respect to quality and safety set by various governmental authorities around the world, including in the United States, Canada, and China. Our operations also are subject to various international trade agreements and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.
We are also subject to various federal, state, local and foreign laws and regulations that govern our activities, operations and products that may have adverse environmental and health and safety effects, including laws and regulations relating to generating emissions, water discharge, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions.
Our Trademarks and Copyrights

We own many trademarks and copyrights, including Carter's®, OshKosh®, OshKosh B'gosh®, Genuine Kids®, Child of Mine®, Just One You®, Simple Joys®, Precious Firsts®, Little Collections®, little baby basics™, Rewarding Moments®, and Count on Carter’s®, many of which are registered in the U.S. and in more than 140 countries and territories.

Our Employees

As of December 31, 2016, we had approximately 18,300 employees globally. We have no unionized employees and believe that our labor relations are good.

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

Corporate Information

Carter’s, Inc. is a Delaware corporation, with its principal executive offices are located in the U.S. at Phipps Tower, 3438 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326. Our telephone number is (678) 791-1000. Carter’s, Inc. and its predecessors have been doing business since 1865.

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

We derived approximately 25% of our consolidated net sales from our top six wholesale customers for the fiscal year ended December 31, 2016. We do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and on our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, consolidation, reorganization, financial difficulties, including bankruptcy or insolvency, or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results.

Financial difficulties for our major customers or licensees could have a significant impact on us.

A large percentage of our gross accounts receivables are typically from our largest wholesale customers. For example, 74% of our gross accounts receivable at December 31, 2016 were from our ten largest wholesale customers, with two of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers or licensees were to deteriorate, or such customer or licensee fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.

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

Although we maintain policies with our vendors, independent manufacturers and licensees that promote ethical business practices and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of these entities, we do not control our vendors, independent manufacturers, or licensees, or their labor practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, anti-bribery laws, or other policies or laws by these vendors, independent manufacturers, or licensees could damage the image and reputation of our brands and could subject us to liability. As a result, negative publicity regarding us or our brands or products, including licensed products, could adversely affect our reputation and sales. Further, while we take steps to ensure the reputation of our brands is maintained through license and vendor agreements, there can be no guarantee that our brand image will not be negatively affected through its association with products or actions of our licensees or vendors.

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

As previously reported, in 2009 the SEC and the U.S. Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related proceedings. The Company has incurred, and may continue to incur, substantial expenses for legal services due to the SEC and U.S. Attorney's Office investigations and any related proceedings. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset all of the costs incurred in connection with these proceedings.

In addition, we are subject to various other claims and pending or threatened lawsuits in the course of our business. We are including with respect to claims that our designs infringe on a third party's intellectual property rights. We are also affected by trends in litigation, including class action litigation brought under various consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. Reserves are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that management devote substantial time and expense to defend the Company. In the event we are required or determine to pay amounts in connection with any such lawsuits, such amounts could exceed any applicable insurance coverage or contractual rights available to us. As a result, such lawsuits could be significant and have a material adverse impact on our business, financial condition, and results of operations.

Our and our vendors' systems containing personal information and payment card data of our retail store and eCommerce customers, employees and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.

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
The apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment and changes in consumer demand. In addition, our product costs are subject to a number of factors, such as the costs related to manufacturing, cotton, labor, fuel, importation, and transportation. If external pressures cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline. This could have a material adverse effect on our results of operations, liquidity, and financial condition.

Our business is sensitive to overall levels of consumer spending, particularly in the young children apparel market.

Consumers' demand for young children's apparel, specifically brand name apparel products, is affected by the overall level of consumer spending. Discretionary consumer spending is affected by a number of factors such as the uncertainty in the political climate, overall economy, employment levels, weather, gasoline and utility costs, business conditions, foreign currency exchange rates, availability of consumer credit, tax rates, the availability of tax credits, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence. Reductions, or lower-than-expected growth, in the level of discretionary or overall consumer spending may have a material adverse effect on our sales and results of operations.

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

We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our Hong Kong sourcing office. Our foreign supply chain could be negatively affected due to a number of factors, including:

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

• the use of "conflict minerals" sourced from the Democratic Republic of the Congo or its surrounding countries in our products; and

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

In fiscal 2016, we purchased approximately 62% of our products from ten vendors, of which approximately half comes from three vendors. We expect that we will continue to source a significant portion of our products from these vendors.  We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products.  If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors experience financial difficulties, lack of capacity or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.

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

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the west coast of the U.S. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of our west coast port and unions have in the past resulted in a significant backlog of cargo containers. Additionally, the insolvency of a major shipping company in 2016 also had an impact on our supply chain. As a result, we have in the past experienced delays in the shipment of our products.  In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.

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

Profitability and our reputation and relationships could be negatively affected if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.

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

We distribute our products through multiple channels in the U.S. children's apparel market, which, as of December 31, 2016, included approximately 18,000 wholesale locations (including department stores, national chain and specialty stores, and discount retailers), 792 stores in the U.S., 164 stores in Canada, and our U.S. and Canadian websites (including www.carters.com), all in addition to our other international wholesale, licensing, and online channels. Our multi-channel strategy allows our customers to shop across all sales channels globally, and allows us to meet changing customer experience expectations.

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

A significant portion of our revenues are through our retail stores in leased retail locations across the U.S. and Canada. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations. In addition, if consumer habits transition more from brick-and-mortar stores to online retail experiences, any increase we may see in our eCommerce sales may not be sufficient to offset the decreases in sales from our brick-and-mortar stores.

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

The carrying value of our goodwill, tradename assets, and brands are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any material impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of December 31, 2016, we had $585.0 million aggregate principal amount of debt outstanding (excluding $4.8 million of outstanding letters of credit), and $310.2 million of undrawn availability under our senior secured revolving credit facility after giving effect to $4.8 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.

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

In addition, both our senior secured revolving credit facility and indenture governing the senior notes contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments (including business acquisitions), pay dividends or distributions on our capital stock, engage in mergers, dispose of assets and use the proceeds from any such dispositions, and raise debt or equity capital to be used to repay other indebtedness when it becomes due. These restrictions may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In particular, we cannot assure you that we will have sufficient cash from operations, borrowing capacity under our debt documents, or the ability to raise additional funds in the capital markets to pursue our growth strategies as a result of these restrictions or otherwise. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

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

The implementation of our business strategy periodically involves the execution of complex projects, such as our Rewarding Moments® rewards program, which may require that we make significant estimates and assumptions about a project, and these projects could place significant demands on our accounting, financial, information and other systems and on our business overall. In addition, we are dependent on our management’s ability to oversee these projects effectively and implement them successfully. If our estimates and assumptions about a project, such as our Rewarding Moments® program, are incorrect, or if we miscalculate the resources or time we need to complete a project or fail to implement a project effectively, our business and operating results could be adversely affected.

We may be unable to successfully integrate acquired businesses and such acquisitions may fail to achieve the financial results we expected.

From time to time we may acquire other businesses as part of our growth strategy. We may partially or fully fund such acquisitions by taking on additional debt. We may be unable to successfully integrate businesses we acquire and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including diversion of our management’s attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, including those relating to product safety. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

Failure to implement new information technology systems or needed upgrades to our systems, including operational and financial systems, could adversely affect our business.

As our business has grown in size, complexity, and geography, we have enhanced and upgraded our information technology infrastructure and we expect there to be a regular need for additional enhancements and upgrades as we continue to grow. Failure to implement new systems or upgrade systems, including operation and financial systems, as needed or complications encountered in implementing new systems or upgrading existing systems could cause disruptions that may adversely affect our business and results of operations. Further, additional investment needed to upgrade and expand our information technology infrastructure will require significant investment of additional resources and capital, which may not always be available or available on favorable terms.

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

We are subject to income taxes in federal and applicable state and local tax jurisdictions in the U.S., Canada, and other foreign jurisdictions. We record tax expense based on our estimates of current and future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially affected by changes in the mix and level of earnings.

The current United States political agenda has identified tax reform as a key priority. A variety of tax proposals that would significantly impact US taxation for multinational corporations have been developed, including proposals around a border adjustment tax, changes to repatriation, reductions in the US corporate tax rate, introduction of a capital expense deduction and elimination of the interest deduction. We cannot predict whether or not any of these tax reform proposals will ultimately be adopted and, until the details of each proposal have been developed and reviewed, we cannot determine the impact of the proposed legislation on our tax expense. However, based on our initial understanding, the impact of certain proposals on our tax expense and profitability could be material, and we may not be able to fully offset any such incremental tax increase through product price increases or otherwise.

Furthermore, we cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S. or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, financial condition, or results of operations. Changes in regulatory, geopolitical, social or economic policies, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We utilize space for retail stores, distribution centers, and offices, principally in the U.S. and Canada. All but one of our premises are leased.

The following sets forth information with respect to our key properties:

Location	Approx. floor space in square feet	Principal use	Lease expiration date
Braselton, Georgia	1,062,000	Distribution/warehousing	September 2026
Stockbridge, Georgia	505,000	Distribution/warehousing	April 2018
Chino, California	413,000	Distribution/warehousing (1)	July 2017
Atlanta, Georgia	304,000	Corporate headquarters	April 2030
Griffin, Georgia	224,000	Information technology/warehousing	Owned
Fayetteville, Georgia	30,000	Information technology	September 2020
Cambridge, Ontario	277,000	Distribution/warehousing	March 2020
Mississauga, Ontario	28,000	Canadian corporate office	October 2026
Hong Kong	56,000	Sourcing office (2)	February 2019/ December 2019
(1) This space is leased and operated by a third party service provider.
(2) This includes three spaces leased in two adjoining buildings. The lease for the two spaces with 40,000 square feet expires in February 2019, while the lease for the third space with 16,000 square feet expires in December 2019.

Beginning in fiscal 2016, we use a different convention for stating our retail store count data. See Item 7, Management's Discussion and Analysis - Store Count Data, for more information.

At December 31, 2016, we operated 792 leased retail store locations in 48 states in the U.S. and in Puerto Rico. In Canada, we operated 164 leased retail stores. The majority of the lease terms for our retail stores range between 5 and 10 years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

HISTORICAL STOCK PRICE AND NUMBER OF RECORD HOLDERS

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol CRI. The last reported sale price per share of our common stock on February 17, 2017 was $83.72. On that date there were 179 holders of record of our common stock.

The high and low market price per share for the Company's common stock in fiscal 2016 and 2015, by quarter, were as follows:

2016	High	Low
First quarter	$105.93	$83.44
Second quarter	$108.20	$97.54
Third quarter	$112.58	$86.37
Fourth quarter	$94.83	$84.06

2015	High	Low
First quarter	$94.21	$79.85
Second quarter	$109.30	$91.01
Third quarter	$109.53	$87.22
Fourth quarter	$94.56	$82.22

Note: The high and low market prices in the above table were compiled from prices that considered intra-day high and low prices as well as closing prices on the NYSE. Previously, the company presented high and low prices compiled only from closing prices on the NYSE.

SHARE REPURCHASES

The following table provides information about shares repurchased through our repurchase program described below during the fourth quarter of fiscal 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 2, 2016 through October 29, 2016	342,900	$87.23	342,900	$305,797,623

October 30, 2016 through November 26, 2016	152,120	$88.08	152,995	$292,398,702

November 27, 2016 through December 31, 2016	195,414	$92.09	195,414	$274,402,516

Total	690,434		691,309

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 875 shares surrendered between October 2, 2016 and December 31, 2016.

(2)	Amounts purchased during the fiscal year were made in accordance with the share repurchase authorizations described below.

Share Repurchase Program

Prior to 2014, our Board of Directors authorized the repurchase of shares of our common stock in amounts up to $462.5 million. On February 26, 2016, our Board of Directors authorized an additional $500 million of share repurchases, thereby authorizing total repurchase amounts up to $962.5 million.

Open-market repurchases of our common stock during fiscal years 2016, 2015 and 2014 were as follows:

	Fiscal year ended
	December 31, 2016	January 2, 2016	January 3, 2015
Number of shares repurchased	3,049,381	1,154,288	1,111,899
Aggregate cost of shares repurchased (dollars in thousands)	$300,445	$110,290	$82,099
Average price per share	$98.53	$95.55	$73.84

In addition to the open-market repurchases completed in fiscal years 2016, 2015 and 2014, we completed open-market repurchases totaling $195.3 million in fiscal years prior to 2014.

The total remaining capacity under the repurchase authorizations was $274.4 million as of December 31, 2016.

Repurchases under the authorizations may be made in the open market or in privately-negotiated transactions, with the level and timing of such activity at the discretion of our management depending on market conditions, stock price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.

DIVIDENDS

On February 15, 2017, our Board of Directors authorized a quarterly cash dividend payment of $0.37 per common share, payable on March 24, 2017 to shareholders of record at the close of business on March 10, 2017.

In fiscal 2016, we paid quarterly cash dividends of $0.33 per share each quarter. In fiscal 2015, we paid quarterly cash dividends of $0.22 per share each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities.

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

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial and other data has been derived from our consolidated financial statements for each of the five fiscal years presented. The following information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8-"Financial Statements and Supplementary Data" which includes the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or the respective prior fiscal years' Form 10-K.

The Company's fiscal year ends on the Saturday, in December or January, nearest the last day of December, resulting in an additional week of results every five or six years. All fiscal years for which financial information is set forth below contained 52 weeks, except for the fiscal year ended January 3, 2015, which contained 53 weeks.

	For the fiscal years ended
(dollars in thousands, except per share data)	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012

Operating Data:
Retail sales - Carter's	$1,254,140	$1,151,268	$1,087,165	$954,160	$818,909
Wholesale sales - Carter's	1,128,371	1,107,706	1,081,888	1,035,420	981,445
Retail sales - OshKosh	402,274	363,087	335,140	289,311	283,343
Wholesale sales - OshKosh	49,663	65,607	73,201	74,564	79,752
International	364,736	326,211	316,474	285,256	218,285
Total net sales	$3,199,184	$3,013,879	$2,893,868	$2,638,711	$2,381,734
Cost of goods sold	$1,820,035	$1,755,855	$1,709,428	$1,543,332	$1,443,786

Gross profit	$1,379,149	$1,258,024	$1,184,440	$1,095,379	$937,948
Operating income (a)	$426,558	$392,857	$333,345	$264,151	$261,986
Income before income taxes	$396,070	$368,188	$302,906	$249,465	$255,391
Net income	$258,106	$237,822	$194,670	$160,407	$161,150

Per Common Share Data:
Basic net income	$5.13	$4.55	$3.65	$2.78	$2.73
Diluted net income	$5.08	$4.50	$3.62	$2.75	$2.69
Balance Sheet Data:
Working capital (b) (c)	$779,476	$867,890	$792,675	$700,473	$713,468
Total assets (c)	$1,946,597	$2,003,654	$1,886,825	$1,805,444	$1,630,109
Total debt (c)	$580,376	$578,972	$579,728	$578,960	$186,000
Stockholders' equity	$788,124	$875,051	$786,684	$700,731	$985,479
Cash Flow Data:
Net cash provided by operating activities	$369,229	$307,987	$282,397	$209,696	$278,619
Net cash (used in) investing activities	$(88,340)	$(103,425)	$(104,732)	$(220,532)	$(83,392)
Net cash (used in) financing activities	$(363,507)	$(162,005)	$(122,438)	$(84,658)	$(46,317)
Other Data:
Capital expenditures	$88,556	$103,497	$103,453	$182,525	$83,398
Dividend declared and paid per common share	$1.32	$0.88	$0.76	$0.48	$—

NOTES TO SELECTED FINANCIAL DATA

(a)The following selling, general, & administrative expenses were included in the calculation of operating income:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012
Amortization of H.W. Carter and Sons tradenames	$1,742	$6,239	$16,437	$13,588	$—
Workforce reduction, facility write-down, and closure costs	$—	$—	$9,126	$38,214	9,490
Accretion and adjustment of contingent consideration	$—	$1,886	$1,348	$2,825	3,589
Direct sourcing initiative	$720	$—	$—	$—	—
Acquisition-related costs	$2,353	$—	$—	$—	—

(b)	Represents total current assets less total current liabilities.

(c)
All periods have been adjusted to reflect the retrospective adoption of Accounting Standards Update No. 2015-03, Presentation of Debt Issuance Cost for Term Debt. at the beginning of fiscal 2016. For additional information, see Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

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

Fiscal Years

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2016, which ended on December 31, 2016, and Fiscal 2015, which ended on January 2, 2016, both contained 52 calendar weeks. Fiscal 2014, which ended on January 3, 2015, contained 53 calendar weeks.

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

Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children sizes newborn to eight and accessories.

Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children sizes newborn to 14, with a focus on playclothes for toddlers and young children, and accessories.

We market high-quality products at an attractive value proposition for consumers, and offer multiple product categories, including baby, sleepwear, playclothes, and related accessories. We believe our brands provide a complementary product offering and aesthetic, and are each uniquely positioned in the marketplace. In the $20.7 billion baby and young children's apparel market ages zero to seven in the U.S., our Carter's brand has the #1 position with a 14.9% market share and our OshKosh brand has a 2.9% market share.

We have extensive experience in the young children’s apparel market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy is focused on:

•	providing the best value and experience in young children's apparel;

•	extending the reach of our brands by improving the convenience of shopping for our brands and by strengthening our international operations; and

•	improving profitability by strengthening distribution and direct-sourcing capabilities, as well as inventory management disciplines.

Our multi-channel international business model - retail stores, online and wholesale - enables us to reach a broad range of consumers around the world. As of December 31, 2016, our channels included the following:

•	approximately 18,000 wholesale locations (including department stores, national chain stores, specialty stores and discount retailers) in the U.S.;

•	495 Carter's stand-alone stores in the U.S.;

•	138 OshKosh stand-alone stores in the U.S.;

•	159 dual-branded stores in the U.S., including 140 side-by-side stores and 19 co-branded stores;

•	164 co-branded stores in Canada;

and our U.S. and Canadian websites, all in addition to our other international wholesale, licensing, and online channels.

STORE COUNT DATA

We operate retail stores in three different formats: Carter's stand-alone stores, OshKosh stand-alone stores, and stores in our dual-branded format. Our dual-branded format includes "side-by-side" locations and "co-branded" locations. The dual-branded format allows customers to shop for both the Carter's and OshKosh brands in a single location. "Side-by-side" locations, which are located only in the U.S., consist of adjacent retail stores for our Carter's and OshKosh brands that are connected and counted as a single dual-branded format location. "Co-branded" locations consist of a single retail store that offers products from our Carter's and Oshkosh brands and are also counted as a single dual-branded format location. Ending store count data for the U.S. dual-branded formats include 140, 97, and 51 "side-by-side" locations as of December 31, 2016, January 2, 2016, and January 3, 2015, respectively, and 19 "co-branded" locations as of December 31, 2016. All Canada retail stores are in the "co-branded" format and are also counted as a single location.

	U.S. Carter's Stand-alone	U.S. OshKosh Stand-alone	U.S. Dual-Branded Formats	Canada Co-Branded Format	Total Retail Stores

Store count at January 3, 2015	480	149	51	124	804
Openings	34	3	31	23	91
Closings	(4)	(6)	—	—	(10)
Conversions to dual-branded formats	(13)	(2)	15	—	—
Store count at January 2, 2016	497	144	97	147	885
Openings	23	1	40	17	81
Closings	(4)	(5)	—	—	(9)
Conversions to dual-branded formats	(21)	(2)	22	—	(1)	*
Store count at December 31, 2016	495	138	159	164	956

Approximate new store projections for fiscal 2017:
Openings	14	—	48	15	77
Closings	(5)	(6)	—	(2)	(13)
Conversions to dual-branded formats	(25)	—	25	—	—
Total projections at December 30, 2017	479	132	232	177	1020

* (1) due to two U.S. stand-alone retail stores being converted into one dual-branded format retail store.

In prior years, we used a different convention for stating our store count data, and as a result, the fiscal 2015 and 2014 data above has been restated to conform to the present convention. In particular, "side-by-side" locations were previously reported as two separate locations (one Carter's retail store location and one OshKosh retail store location).

Segments

For fiscal 2016 and all comparative fiscal periods presented within this Annual Report on Form 10-K, our business was managed and evaluated through five segments: Carter's Retail, Carter's Wholesale, OshKosh Retail, OshKosh Wholesale, and International. These segments were deemed to be our operating segments and reportable segments for the fiscal periods.

Our Carter’s Retail and OshKosh Retail segments consist of income from sales of products in the United States, including Carter’s and OshKosh products, through our Carter’s and OshKosh retail and online stores, respectively. Similarly, our Carter’s Wholesale and OshKosh Wholesale segments consist of income from sales in the United States of Carter’s and OshKosh products, respectively, through our wholesale partners. Finally, our International segment consists of income from sales of Carter’s and OshKosh products through retail and online stores outside the United States, primarily through our retail and online stores in Canada and stores operated by our international partners, as well as sales to our international wholesale partners. Additional financial and geographical information about our segments is contained in Item 8 - “Financial Statements and Supplementary Data,” under Note 13 - “Segment Information” to the accompanying consolidated financial statements.

Subsequent Events

For information occurring after December 31, 2016, see Note 21, Subsequent Events, to the audited consolidated financial statements contained in Item 8 of the Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of consolidated net sales.

	For the fiscal years ended
	December 31, 2016 (52 Weeks)	January 2, 2016 (52 Weeks)	January 3, 2015 (53 Weeks)
Net sales
Carter’s Retail	39.2%	38.2%	37.6%
Carter’s Wholesale	35.3%	36.8%	37.4%
Total Carter’s (U.S.)	74.5%	75.0%	75.0%
OshKosh Retail	12.6%	12.0%	11.6%
OshKosh Wholesale	1.6%	2.2%	2.5%
Total OshKosh (U.S.)	14.2%	14.2%	14.1%
International	11.3%	10.8%	10.9%
Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	56.9%	58.3%	59.1%
Gross profit	43.1%	41.7%	40.9%
Selling, general, and administrative expenses	31.1%	30.2%	30.8%
Royalty income	(1.3)%	(1.5)%	(1.4)%
Operating income	13.3%	13.0%	11.5%
Interest expense	0.8%	0.9%	1.0%
Interest income	n/m	n/m	n/m
Other (income) expense, net	0.1%	(0.1)%	0.1%
Income before income taxes	12.4%	12.2%	10.4%
Provision for income taxes	4.3%	4.3%	3.7%
Net income	8.1%	7.9%	6.7%

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

COMPARABLE SALES METRICS

For all periods presented herein, our comparable store sales metrics include sales for all stores and eCommerce websites that were open during the comparable fiscal period, including stand-alone format stores that converted to dual-branded format stores and certain remodeled or relocated stores. A store becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations.

Our fiscal years 2016 and 2015 each contained 52 weeks, while our fiscal year 2014 contained 53 weeks. When presenting U.S. and Canada comparable retail sales, comparable 52-week periods were used for all fiscal years. However, in all other discussion and analysis related to fiscal years 2016, 2015, and 2014, the net sales amounts are based on the same fiscal-year periods used to prepare the consolidated financial statements.

The method of calculating sales metrics varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2016 FISCAL YEAR ENDED DECEMBER 31, 2016 (52 WEEKS) COMPARED TO 2015 FISCAL YEAR ENDED JANUARY 2, 2016 (52 WEEKS)

U.S. COMPARABLE RETAIL SALES

Changes in comparable sales for our two U.S. retail segments, Carter's Retail and Oshkosh Retail, were as follows:

Comparable Sales

Change from 2015 to 2016
Increase (Decrease)
	Carter's Retail	OshKosh Retail

Retail stores	(1.7)%	(2.6)%
eCommerce	+20.4%	+25.3%
Total	+3.1%	+3.3%

The decreases in Carter's Retail store and OshKosh Retail store comparable sales during fiscal 2016 were primarily due to decreases in the number of transactions due to lower demand for seasonal products and a lower average price per unit.

The increase in eCommerce comparable sales during fiscal 2016 was primarily due to an increase in the number of transactions.

During fiscal 2016 and similar to fiscal 2015, we believe that Carter's and OshKosh retail comparable sales continued to be negatively affected overall by lower demand from international consumers shopping in our U.S. stores and eCommerce websites, likely influenced by the strength of the U.S. dollar relative to other currencies. However, we believe these effects were less pronounced in the second half of fiscal 2016 as our U.S. retail business experienced some stabilization in demand from international customers.

CONSOLIDATED NET SALES

Compared to fiscal 2015, consolidated net sales in fiscal 2016 increased $185.3 million, or 6.1%, to $3.2 billion. This improvement reflected sales growth in all of our operating segments except OshKosh Wholesale, as presented below. Changes in foreign currency exchange rates in fiscal 2016 as compared to fiscal 2015 had an unfavorable impact on our consolidated net sales of approximately $7.1 million.

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	% of Total Net Sales	January 2, 2016	% of Total Net Sales
Net sales:
Carter’s Retail	$1,254,140	39.2%	$1,151,268	38.2%
Carter’s Wholesale	1,128,371	35.3%	1,107,706	36.8%
Total Carter’s (U.S.)	2,382,511	74.5%	2,258,974	75.0%

OshKosh Retail	402,274	12.6%	363,087	12.0%
OshKosh Wholesale	49,663	1.6%	65,607	2.2%
Total OshKosh (U.S.)	451,937	14.2%	428,694	14.2%
International	364,736	11.3%	326,211	10.8%
Total net sales	$3,199,184	100.0%	$3,013,879	100.0%

CARTER’S RETAIL SALES (U.S.)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Carter’s Retail segment net sales increased $102.9 million, or 8.9%, in fiscal 2016 to $1.3 billion. The growth in net sales in fiscal 2016 was primarily driven by an/a:

•	Increase of $70.4 million from new stores;

•	Increase of $50.6 million in eCommerce sales;

•	Decrease of $14.9 million in comparable store sales; and

•	Decrease of $3.7 million due to the impact of store closings.

CARTER’S WHOLESALE SALES (U.S.)

Carter’s Wholesale segment net sales increased $20.7 million, or 1.9%, in fiscal 2016 to $1.1 billion. Compared to fiscal 2015, the 2016 growth reflected a 2.3% increase in average price per unit due to favorable product mix, partially offset by a 0.4% decrease in number of units shipped.

OSHKOSH RETAIL SALES (U.S.)

OshKosh Retail segment net sales increased $39.2 million, or 10.8%, in fiscal 2016 to $402.3 million. The growth in net sales in fiscal 2016 was primarily driven by an/a:

•	Increase of $36.0 million from new stores;

•	Increase of $18.7 million in eCommerce sales;

•	Decrease of $7.8 million due to the impact of store closings; and

•	Decrease of $7.3 million in comparable store sales.

OSHKOSH WHOLESALE SALES (U.S.)

OshKosh Wholesale segment net sales decreased $15.9 million, or 24.3%, in fiscal 2016 to $49.7 million. Compared to fiscal 2015, this decrease reflected a 22.9% decline in units shipped mainly due to a decline in seasonal bookings, and a 1.4% decrease in the average price per unit.

INTERNATIONAL SALES

International segment net sales increased $38.5 million, or 11.8%, in fiscal 2016 to $364.7 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had an unfavorable impact on International segment net sales of approximately $7.1 million in fiscal 2016.

This overall increase in net sales in our International segment for fiscal 2016 mainly reflected an/a:

•	Increase of $24.6 million from our Canadian retail stores;

•	Increase of $11.4 million from eCommerce, primarily driven by our eCommerce website in China;

•	Increase of $3.5 million from international wholesale businesses other than Canada; and

•	Decrease of $1.0 million in our Canada wholesale business due, in part, to the Target Canada bankruptcy that occurred in early 2015.

Compared to fiscal 2015, our Canadian total retail comparable sales increased 8.4% in fiscal 2016, primarily due to retail stores sales growth of 5.9% and eCommerce sales growth of 46.4%.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GROSS PROFIT AND GROSS MARGIN

Our consolidated gross profit increased $121.1 million, or 9.6%, to $1.4 billion in fiscal 2016, primarily due to the increase in net sales and favorable product costs. Consolidated gross margin increased from 41.7% in fiscal 2015 to 43.1% in fiscal 2016, primarily due to favorable product costs and channel mix.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross profit and gross margin may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in fiscal 2016 increased $86.2 million, or 9.5%, to $995.4 million. As a percentage of consolidated net sales, consolidated SG&A expenses increased from 30.2% in fiscal 2015 to 31.1% in fiscal 2016.

The increase in SG&A expenses, as a percentage of net sales, in fiscal 2016 primarily reflected a:

•	$53.3 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$15.8 million increase in expenses related to our domestic and international eCommerce operations;

•	$7.8 million increase in expenses related to marketing and brand management;

•	$7.1 million increase in expenses related to information technology and systems;

•	$5.0 million increase in expenses related to distribution and freight;

•	$2.6 million increase in expenses related to other general and administrative expenses; and

•	$1.7 million increase in provisions for accounts receivable;

which were partially offset by a:

•	$5.9 million decrease in insurance and employer-related costs;

•	$4.5 million decrease in amortization of the H.W. Carter & Sons trademarks; and

•	$0.8 million decrease in performance-based compensation expenses.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands decreased $1.3 million, or 2.8%, to $42.8 million in fiscal 2016. The decrease compared to fiscal 2015 was attributable to a decrease in income from certain licensees due in part to the insourcing of formerly licensed product categories, partially offset by sales growth from other domestic licensees. We also benefited from favorable settlements in the first quarter of fiscal 2015.

OPERATING INCOME

Compared to fiscal 2015, consolidated operating income for fiscal 2016 increased $33.7 million, or 8.6%, to $426.6 million. Consolidated operating margin increased from 13.0% in fiscal 2015 to 13.3% in fiscal 2016. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal years:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	Carter's Retail	Carter's Wholesale	OshKosh Retail	OshKosh Wholesale	International	Unallocated Corporate Expenses	Total
Operating income for fiscal 2015	$199,040	$232,497	$11,931	$13,270	$47,004	$(110,885)	$392,857
Favorable (unfavorable) change in fiscal 2016:
Gross profit	59,650	21,520	19,442	(5,238)	25,438	313	121,125
Royalty income	415	(1,632)	109	227	(370)	—	(1,251)
SG&A expenses	(56,941)	(2,253)	(21,065)	2,562	(12,878)	4,402	(86,173)
Operating income for fiscal 2016	$202,164	$250,132	$10,417	$10,821	$59,194	$(106,170)	$426,558

The following table presents changes in the operating margin for each of our five operating segments between fiscal 2015 and fiscal 2016. The primary drivers of these change are presented in terms of the difference in each driver's margin (based on net sales) between fiscal years, in each case expressed in basis points ("bps").

	Carter's Retail	Carter's Wholesale	OshKosh Retail	OshKosh Wholesale	International
Operating margin for fiscal 2015	17.3%	21.0%	3.3%	20.2%	14.4%
Favorable (unfavorable) bps changes in fiscal 2016:
Gross profit	40 bps	140 bps	20 bps	(290) bps	220 bps
Royalty income	—	(20) bps	(10) bps	530 bps	(30) bps
SG&A expenses	(160) bps	—	(80) bps	(80) bps	(10) bps
Operating margin for fiscal 2016	16.1%	22.2%	2.6%	21.8%	16.2%
	(a)	(b)	(c)	(d)	(e)

(a) Carter's Retail segment operating income in fiscal 2016 increased $3.1 million, or 1.6%, from fiscal 2015 to $202.2 million. The segment's operating margin decreased 120 bps from 17.3% in fiscal 2015 to 16.1% in fiscal 2016. The primary drivers of the change in the operating margin were a:

•	40 bps increase in gross profit primarily due to favorable product costs, partially offset by lower average price per unit due to an increased promotional environment; and

•	160 bps increase in SG&A expenses mainly due to a:

•	90 bps increase in expenses associated with new retail stores;

•	30 bps increase in marketing expenses;

•	20 bps increase in freight and distribution expenses; and

•	20 bps increase in performance-based compensation expenses.

(b) Carter's Wholesale segment operating income in fiscal 2016 increased $17.6 million, or 7.6%, from fiscal 2015 to $250.1 million. The segment's operating margin increased 120 bps from 21.0% in fiscal 2015 to 22.2% in fiscal 2016. The primary drivers of the change in the operating margin were a:

•	140 bps increase in gross profit due to favorable product costs and improved pricing due to changes in product mix; and

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	20 bps decrease in royalty income primarily due to insourcing formerly licensed product categories.

(c) OshKosh Retail segment operating income in fiscal 2016 decreased $1.5 million, or 12.7%, from fiscal 2015 to $10.4 million. The segment's operating margin decreased 70 bps from 3.3% in fiscal 2015 to 2.6% in fiscal 2016. The primary drivers of the change in the operating margin were a:

•	20 bps increase in gross profit primarily due to favorable product costs, partially offset lower average price per unit due to an increased promotional environment; and

•	80 bps increase in SG&A expenses primarily due to a:

•	120 bps increase in expenses associated with new retail stores;

•	20 bps increase in marketing expenses;

•	20 bps decrease in freight and distribution expenses; and

•	20 bps decrease in performance-based compensation expenses.

(d) OshKosh Wholesale segment operating income in fiscal 2016 decreased $2.4 million, or 18.5%, from fiscal 2015 to $10.8 million. The segment's operating margin increased 160 bps from 20.2% in fiscal 2015 to 21.8% in fiscal 2016. The primary drivers of the change in the operating margin were a:

•	290 bps decrease in gross profit primarily due to unfavorable sales channel mix, partially offset by favorable product costs;

•	80 bps increase in SG&A expenses due to lower sales volume; and

•	530 bps increase in royalty income primarily due to sales growth from our licensees.

(e) International segment operating income in fiscal 2016 increased $12.2 million, or 25.9%, from fiscal 2015 to $59.2 million. This segment's operating margin increased 180 bps from 14.4% in fiscal 2015 to 16.2% in fiscal 2016. The primary drivers of the change in the operating margin were a:

•
220 bps increase in gross profit, primarily driven by growth in higher margin retail store and eCommerce channels, partially offset by unfavorable foreign exchange rates and higher provisions for inventory; and

•	30 bps decrease in royalty income due to a reduction in licensees.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $4.7 million, or 4.3%, from $110.9 million in fiscal 2015 to $106.2 million in fiscal 2016. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 3.7% in fiscal 2015 to 3.3% in fiscal 2016. The decrease primarily reflected a/an:

•	Decrease of $4.8 million in insurance and other employer-related costs;

•	Decrease of $4.5 million in amortization expense for the H.W. Carter & Sons tradenames;

•	Decrease of $3.2 million in performance-based compensation expenses;

•	Increase of $6.3 million in other general and administrative expenses primarily due to advisory fees; and

•	Increase of $1.4 million in expenses related to information technology and systems.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense in fiscal 2016 and fiscal 2015 were both approximately $27.0 million. Weighted-average borrowings for fiscal 2016 were $585.2 million at an effective interest rate of 4.57%, compared to weighted-average borrowings for fiscal 2015 of $585.8 million at an effective interest rate of 4.59%. The decrease in the effective interest rate for fiscal 2016 compared to fiscal 2015 was primarily due to lower borrowing costs on the U.S. and Canadian borrowings outstanding under our secured revolving credit facility which was amended and restated in September 2015. The change in weighted-average borrowings between fiscal 2016 and fiscal 2015 was due solely to changes in foreign currency exchange rates between the U.S. and Canadian dollars. On our consolidated balance sheets, unamortized debt issuance costs associated with our senior notes is presented as a direct reduction in the carrying value of the associated debt liability for all periods presented.

OTHER EXPENSE (INCOME), NET

Other expense (income), net is comprised primarily of gains and losses on foreign currency transactions and foreign currency forward contracts. These net amounts represented a net loss of $3.9 million for fiscal 2016 and a net gain of $1.8 million for fiscal 2015. As of December 31, 2016, all foreign currency forward contracts were settled.

INCOME TAXES

Our consolidated effective tax rates for fiscal 2016 and 2015 were 34.8% and 35.4%, respectively. The lower effective rate for fiscal 2016 was primarily due to expansion of our business outside the U.S. to countries with generally lower applicable income tax rates, partially offset by favorable settlements of federal and state tax audits for 2011, 2012 and 2013 during fiscal 2015.

NET INCOME

Our consolidated net income for fiscal 2016 increased $20.3 million, or 8.5%, to $258.1 million as compared to $237.8 million in fiscal 2015. This increase was due to the factors previously discussed.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2015 FISCAL YEAR ENDED JANUARY 2, 2016 (52 WEEKS) COMPARED TO 2014 FISCAL YEAR ENDED JANUARY 3, 2015 (53 WEEKS)

COMPARABLE SALES METRICS

Our fiscal year 2015 contained 52 weeks while our fiscal year 2014 contained 53 weeks. When presenting U.S. and Canada comparable retail sales, comparable 52-week periods were used. However, in all other discussion and analysis related to fiscal years 2015 and 2014, the net sales amounts are based on the same fiscal-year periods used to prepare the consolidated financial statements.

U.S. COMPARABLE RETAIL SALES

Changes in comparable sales for our two U.S. retail segments, Carter's Retail and Oshkosh Retail, were as follows:

Comparable Sales

Change from 2014 to 2015
Increase (Decrease)
	Carter's Retail	OshKosh Retail

Retail stores	(3.1)%	(2.5)%
eCommerce	+18.9%	+24.0%
Total	+1.2%	+2.4%

The increases in eCommerce comparable sales during the 2015 period were primarily due to an increase in the number of transactions.

CONSOLIDATED NET SALES

Compared to fiscal 2014, consolidated net sales in fiscal 2015 increased $120.0 million, or 4.1%, to 3.0 billion. This improvement was primarily due to sales growth in all of our segments except OshKosh Wholesale. The 53rd week in fiscal 2014 contributed approximately $44.1 million in additional consolidated net sales in fiscal 2014. Fiscal 2015 contained 52 weeks. Changes in foreign currency exchange rates in fiscal 2015 as compared to fiscal 2014 negatively affected consolidated net sales by approximately $35.1 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	For the fiscal years ended
(dollars in thousands)	January 2, 2016 (52 Weeks)	% of Total Net Sales	January 3, 2015 (53 Weeks)	% of Total Net Sales
Net sales:
Carter’s Retail	$1,151,268	38.2%	$1,087,165	37.6%
Carter’s Wholesale	1,107,706	36.8%	1,081,888	37.4%
Total Carter’s	2,258,974	75.0%	2,169,053	75.0%

OshKosh Retail	363,087	12.0%	335,140	11.6%
OshKosh Wholesale	65,607	2.2%	73,201	2.5%
Total OshKosh	428,694	14.2%	408,341	14.1%
International	326,211	10.8%	316,474	10.9%
Total net sales	$3,013,879	100.0%	$2,893,868	100.0%

CARTER’S RETAIL SALES

Carter’s Retail net sales increased $64.1 million, or 5.9%, in fiscal 2015 to $1.2 billion. The increase in fiscal 2015 was primarily driven by an/a:

•	Increase of $68.9 million from new store openings;

•	Increase of $38.5 million in eCommerce sales;

•	Decrease of $25.9 million in comparable store sales; and

•	Decrease of $4.0 million due to the impact of store closings.
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

OSHKOSH WHOLESALE SALES

OshKosh Wholesale net sales decreased $7.6 million, or 10.3%, in fiscal 2015 to $65.6 million. Compared to fiscal 2014, this decrease reflected a 15.8% decline in units shipped, partially offset by a 5.4% increase in the average price per unit, primarily

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

driven by lower seasonal bookings and a decline in sales to the off-price channel. The 53rd week of fiscal 2014 contributed additional net sales of approximately $1.9 million to fiscal 2014.

INTERNATIONAL SALES

Net sales in our International segment include our Canada operations, wholesale sales to our international licensees, China eCommerce and other international eCommerce sales.

International net sales increased $9.7 million, or 3.1%, in fiscal 2015 to $326.2 million. Changes in foreign currency exchange rates in fiscal 2015 as compared to fiscal 2014, primarily between the U.S. dollar and the Canadian dollar, negatively affected the International segment net sales by approximately $35.1 million.

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

Comparable store sales in Canada, which were measured based on aligned years as previously discussed, increased 6.4% during the 2015 compared to 2014. Because 2014 did not contain a full year of sales from our Canadian eCommerce website, comparable eCommerce metrics are not presented for 2015.

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

OPERATING INCOME

Compared to 2014, consolidated operating income for fiscal 2015 increased $59.5 million, or 17.9%, to $392.9 million. Consolidated operating margin increased from 11.5% in fiscal 2014 to 13.0% in fiscal 2015. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses during fiscal 2015:

(dollars in thousands)	Carter's Retail	Carter's Wholesale	OshKosh Retail	OshKosh Wholesale	International	Unallocated Corporate Expenses	Total
Operating income for fiscal 2014	$211,297	$185,463	$8,210	$8,842	$39,470	$(119,937)	$333,345
Favorable (unfavorable) change in fiscal 2015:
Gross profit	20,214	32,872	12,073	2,114	7,974	(1,663)	73,584
Royalty income	1,627	1,832	969	1,438	(956)	—	4,910
SG&A expenses	(34,098)	12,330	(9,321)	876	516	10,715	(18,982)
Operating income for fiscal 2015	$199,040	$232,497	$11,931	$13,270	$47,004	$(110,885)	$392,857

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
Favorable (unfavorable) bps change in fiscal 2015:
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

(e) International operating income in fiscal 2015 increased $7.5 million, or 19.1%, from fiscal 2014 to $47.0 million. This segment's operating margin increased 190 bps from 12.5% in fiscal 2014 to 14.4% in fiscal 2015. The primary drivers of the change in the operating margin were a:

•	110 bps increase in gross profit driven primarily by growth in our eCommerce channel;

•	40 bps decrease in royalty income; and

•	120 bps decrease in SG&A expenses consisting mainly of a:

•	210 bps decrease due to the exit of retail operations in Japan in the first quarter of fiscal 2014;

•	60 bps decrease in customer service expenses;

•	40 bps decrease related to provisions for accounts receivable;

•	90 bps increase in retail expenses associated with new stores in Canada;

•	60 bps increase in marketing expenses; and

•	60 bps increase in distribution and freight expenses.

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

Interest expense in fiscal 2015 decreased $0.6 million from fiscal 2014 to $27.0 million. Weighted-average borrowings for fiscal 2015 were $585.9 million at an effective interest rate of 4.59%, compared to weighted-average borrowings for fiscal 2014 of $586.0 million at an effective interest rate of 4.68%. The decrease in the effective interest rate for fiscal 2015 compared to fiscal 2014 was primarily due to a lower interest rate on the U.S. borrowings outstanding under our amended revolving credit agreement, partially offset by a higher interest rate on the new Canadian portion of the outstanding borrowings on our amended revolving credit agreement and higher debt issuance costs.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER EXPENSE (INCOME), NET

Other expense (income), net is comprised primarily of net gains and losses on foreign currency transactions and foreign currency contracts. The net amounts related to foreign currency represented a gain of $1.8 million for fiscal 2015 and a loss of $3.2 million for fiscal 2014.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future, and we believe that we also have access to the capital markets. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Part I, Item 1.A., Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As of December 31, 2016, we had approximately $299.4 million of cash and cash equivalents in major financial institutions, including approximately $58.5 million in financial institutions located outside of the U.S. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at December 31, 2016 were $202.5 million compared to $207.6 million at January 2, 2016. The decrease of $5.1 million, or 2.5%, as compared to January 2, 2016 was primarily due to the timing of payments from customers, partially offset by higher net sales in fiscal 2016. Net accounts receivable at January 2, 2016 were $207.6 million compared to $184.6 million at January 3, 2015. The increase of $23.0 million, or 12.5%, primarily reflected higher sales in fiscal 2015 and higher non-trade receivables such as supply chain rebates and tenant allowances.

Inventories at December 31, 2016 were $487.6 million compared to $469.9 million at January 2, 2016. The increase of $17.7 million, or 3.8%, compared to January 2, 2016, primarily reflected business growth and timing of inventory purchases. Inventories at January 2, 2016 were $469.9 million compared to $444.8 million at January 3, 2015. The increase of $25.1 million, or 5.6%, compared to January 3, 2015 primarily reflected an increase in inventory levels to support business growth and higher product costs as compared to the prior year.

CASH FLOW

Net cash provided by operating activities for fiscal 2016 was $369.2 million compared to net cash provided by operating activities of $308.0 million in fiscal 2015. The increase in operating cash flow primarily reflected an increase in net income and favorable changes in working capital. The timing of payments and receipts in the normal course of business can impact our working capital.

Net cash provided by operating activities for fiscal 2015 was $308.0 million compared to net cash provided by operating activities of $282.4 million in fiscal 2014. This increase in operating cash flow for fiscal 2015 primarily reflected an increase in net income and favorable changes in net working capital.

Our capital expenditures were approximately $88.6 million in fiscal 2016 reflecting expenditures of $55.5 million for our U.S. and international retail store openings and remodelings, $20.0 million for information technology initiatives, $4.2 million for the Braselton, Georgia distribution facility, and $2.2 million for wholesale fixtures.

Our capital expenditures were approximately $103.5 million for both fiscal 2015 and fiscal 2014. Expenditures in fiscal 2015 primarily reflected expenditures of $66.7 million for our U.S. and international retail store openings and remodelings, $19.5 million for information technology initiatives, $6.3 million for the Braselton, Georgia distribution facility, and $4.9 million for wholesale fixtures.

We plan to invest approximately $100 million in capital expenditures in fiscal 2017, primarily for U.S. and international retail store openings and remodelings, and information technology initiatives.

Net cash used in financing activities was $363.5 million in fiscal 2016 compared to $162.0 million in fiscal 2015. This increase in cash used for financing activities in fiscal 2016 reflected more repurchases of our common stock and higher cash dividend payments to our shareholders.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used in financing activities was $162.0 million in fiscal 2015 compared to $122.4 million in fiscal 2014. This increase in fiscal 2015 primarily reflected increases in repurchases of our common stock, increases in payments of withholding taxes for vested restricted shares issued under our employee stock-based compensation plan, and increases in the payment of cash dividends. In the first quarter in fiscal 2015, we replaced $20.0 million of outstanding borrowings with CAD $25.5 million of borrowings, which approximated $20.3 million. In the third quarter of fiscal 2015, we amended and extended our revolving credit agreement and, because of a change in the lead administrative agent and certain changes in commitment amounts among the lenders in the syndication, the amendment led to the repayment and simultaneous re-borrowing of the then-outstanding balance on the revolving credit agreement of $185.2 million.

AMENDED AND RESTATED CREDIT FACILITY
On September 16, 2015, we and a syndicate of lenders amended and restated our secured revolving credit facility (the "amended revolving credit facility") to, among other things: (i) refinance amounts outstanding on our existing credit facility in order to achieve better pricing terms and (ii) provide additional liquidity to be used for our ongoing working capital and for other general corporate purposes. The aggregate principal amount of the amended credit facility was increased from $375 million to $500 million to provide for (i) a $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million), available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. In connection with the amendment and restatement, we incurred approximately $1.7 million in debt issuance costs which, together with the certain existing unamortized debt issuance costs, is being amortized over the remaining term of the amended facility. Our amended revolving credit facility matures September 16, 2020.

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

As of December 31, 2016, we had approximately $185.0 million in outstanding borrowings under our amended revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of December 31, 2016, there was approximately $310.2 million available for future borrowings.

As of December 31, 2016, U.S. dollar borrowings outstanding under the amended revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 2.08% on that date, and Canadian borrowings accrued interest at a CDOR (Canadian Dollar Offered Rate) rate plus the applicable base rate, which was 2.28% on that date.

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

EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.25:1.00 (provided, however, that if any Material Acquisition occurs and the Consolidated Fixed Charge Coverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition is at least 2.25:1.00, then the minimum Consolidated Fixed Charge Coverage Ratio may be decreased to 2.00:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition occurs). As of December 31, 2016, we were in compliance with our financial debt covenants.

SENIOR NOTES
On August 12, 2013, our 100% owned subsidiary, TWCC issued $400 million principal amount of senior notes at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of December 31, 2016. TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees. Approximately $7.0 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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

BONNIE TOGS ACQUISITION (CANADA)

On June 30, 2011, we purchased Bonnie Togs in Canada for total consideration of up to CAD $95 million, of which $61.2 million was paid in cash at closing and the balance was to be paid contingent upon achieving certain earnings targets. In fiscal 2014, we paid approximately $8.9 million after achieving interim earnings targets. In fiscal 2015, we made a final contingent consideration payment of approximately $8.6 million of which approximately $7.6 million was reported in the our consolidated

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

statement of cash flows as a financing use of cash and the remaining portion, which represented a contingency adjustment, was reported as an operating use of cash. We have no remaining contingent consideration liability related to the Bonnie Togs acquisition.

SHARE REPURCHASES

In years prior to fiscal 2014, our Board of Directors authorized the repurchase of shares of our common stock in amounts totaling approximately $462.5 million. On February 24, 2016, our Board of Directors authorized an additional $500 million of share repurchases, for total authorizations of amounts up to $962.5 million.

Open-market repurchases of our common stock during fiscal years 2016, 2015 and 2014 were as follows:

	Fiscal year ended
	December 31, 2016	January 2, 2016	January 3, 2015
Number of shares repurchased	3,049,381	1,154,288	1,111,899
Aggregate cost of shares repurchased (dollars in thousands)	$300.445	$110,290	$82,099
Average price per share	$98.53	$95.55	$73.84

In addition to the open-market repurchases completed in fiscal years 2016, 2015 and 2014, open-market repurchases totaling $195.3 million were made in fiscals year prior to 2014.

Total remaining capacity under the repurchase authorizations as of December 31, 2016 was $274.4 million.

Future share repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at our discretion depending on market conditions, share price, other investment priorities, and other factors. Our share repurchase authorizations have no expiration dates.

DIVIDENDS

Our Board of Directors authorized quarterly cash dividends of $0.33 per share in each quarter of fiscal 2016, and cash dividends of $0.22 per share in each quarter of fiscal 2015. The dividends were paid during the fiscal quarter in which they were declared.

On February 15, 2017, our Board of Directors authorized a quarterly cash dividend payment of $0.37 per common share, payable on March 24, 2017 to shareholders of record at the close of business on March 10, 2017.

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

COMMITMENTS

The following table summarizes as of December 31, 2016, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total

Long-term debt (a)	$—	$—	$—	$184,977	$400,000	$—	$584,977
Interest on debt (b)	24,883	24,883	24,883	23,912	14,000	—	112,561
Operating leases	168,196	161,073	148,086	135,174	121,468	379,712	1,113,709
Other	392	392	231	231	231	442	1,919
Total financial obligations	193,471	186,348	173,200	344,294	535,699	380,154	1,813,166

Letters of credit	4,800	—	—	—	—	—	4,800
Total financial obligations and commitments (c) (d)	$198,271	$186,348	$173,200	$344,294	$535,699	$380,154	$1,817,966

(a) Does not reflect potential future currency impacts for debt repayable in Canadian dollars.

(b) Reflects: i) estimated variable rate interest on obligations outstanding on our secured revolving credit facility as of December 31, 2016 using an interest rate of 2.08% for U.S. dollar borrowings and an interest rate of 2.28% for Canadian borrowings and ii) a fixed interest rate of 5.25% for the senior notes.

(c) The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(d) The table above excludes purchase obligations. Our estimate as of December 31, 2016 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $300 and $400 million.

(e) The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of December 31, 2016 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Note 10, Employee Benefit Plans, to the accompanying consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

OFF-BALANCE SHEET OBLIGATIONS

We do not maintain off-balance sheet arrangements, transaction, obligations, or other relationships with unconsolidated entities except for those that are made in the normal course of our business and included in our Commitments table presented above.

LIQUIDITY OUTLOOK

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our secured revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard. Additionally, we believe that we have access to the capital markets.

EFFECTS OF INFLATION AND DEFLATION

We do not believe that inflation has had a significant effect on our net sales or our profitability. Substantial increases in costs, however, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower sales and profitability.

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

Our significant accounting policies are described in our accompanying consolidated financial statements. The following discussion addresses our critical accounting policies and estimates, which are those policies that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE ALLOWANCE

Our revenues, which is are reported as Net sales, consist of sales to customers, net of returns, discounts, chargebacks, and cooperative advertising. We consider revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.

We record cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements of approximately $3.7 million for fiscal 2016 and $3.9 million for both fiscal years 2015 and 2014 as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Our retail store revenues, also reported as Net sales, are recognized at the point of sale. Retail sales through our on-line channels are recognized at time of delivery to the customer. We recognize retail sales returns at the time of transaction by recording adjustments to both revenue and cost of goods sold. Additionally, we maintain a liability for retail sales returns in Other current liabilities on our consolidated balance sheet for estimated future returns. There are no accounts receivable associated with our retail customers.

Our accounts receivable reserves for wholesale customers include an allowance for doubtful accounts and an allowance for chargebacks. The allowance for doubtful accounts includes estimated losses resulting from the inability of our customers to make payments. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. Our credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provisions for the allowance for doubtful accounts are reflected in Selling, general and administrative expenses on our consolidated statement of operations and provisions for chargebacks are reflected as a reduction in Net sales on our consolidated statement of operations.

Except in very limited circumstances, we do not allow our wholesale customers to return goods to us.

INVENTORY

Our inventories, which consist primarily of finished goods, are stated at the approximate lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or market. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans.  Rebates, discounts and other cash consideration received from a vendor related to inventory

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.

GOODWILL AND TRADENAME

The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year.  Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Factors affecting such impairment reviews include the continued market acceptance of our current products and the development of new products.  We use qualitative and quantitative methods to assess for impairment, including the use of discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach").

We perform impairment tests of goodwill at the reporting unit level. A qualitative assessment determines if it is "more likely than not" that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to: macroeconomic conditions; industry and market considerations; cost factors that may have a negative effect on earnings; overall financial performance; and other relevant entity-specific events. If the results of a qualitative test determine that it is "more likely than not" that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is "not likely" that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

Under a quantitative assessment for goodwill, the first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill.

A tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. Impairment reviews for an indefinite-lived tradename can be conducted using qualitative analysis, and if necessary, by a qualitative impairment test. If a tradename is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the tradename. The process of estimating the fair value of a tradename incorporates the relief-from-royalty method, which requires us to make assumptions and to apply judgment, including forecasting future cash flows and selecting appropriate discount and royalty rates.

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

Based upon our most recent assessment, performed as of December 31, 2016, there were no impairments in the values of goodwill or indefinite-lived tradename assets and no reporting units were at risk for impairment.

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

LOSS CONTINGENCIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We record accruals for various contingencies including legal exposures as they arise in the normal course of business. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable. Our assessment is developed in consultation with our internal and external counsel and other advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by their nature are unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing the accompanying consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign). We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. We determine whether it is "more likely than not" that a tax position will be sustained upon the examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those income tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties are also recognized.

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

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, we use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in our Canada business. As part of a hedging strategy, we may use foreign currency forward exchange contracts that typically have maturities of less than 12 months and provide continuing coverage throughout the hedging period. These contracts are not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts are recorded in our consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to any open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values for open contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars), classified as Level 2 within the fair value hierarchy. At December 31, 2016, we have no unsettled foreign currency forward contracts.

EMPLOYEE BENEFIT PLANS

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sponsor a frozen defined benefit pension plan and other unfunded post-retirement plans.  The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations, and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions.  Actual results that differ from the actuarial assumptions are reflected as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.

Any future obligation under our pension plan not funded from investment returns on plan assets are expected to be funded from cash flows from operations.

The most significant assumption used to determine the Company's projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Note 10, Employee Benefit Plans, to the accompanying consolidated financial statements.

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

We account for performance-based awards over the vesting term of the awards that are expected to vest based on whether it is probable that the performance criteria will be achieved. We reassess the probability of vesting at each reporting period for awards with performance criteria and adjust stock-based compensation expense based on the probability assessments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY AND INTEREST RATE RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates. These risks, and our strategies to manage our exposure to them, are discussed below.

Currency Risk

We contract for production with third parties primarily in Asia. While these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U. S. dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact that future currency fluctuations may have on our results of operations in future periods.

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

Our Canadian subsidiary records Canadian denominated sales which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in fiscal 2016, compared to fiscal 2015, negatively affected our International segment's net sales by approximately $7.1 million, primarily due to the devaluation of the Canadian dollar relative to the U.S. dollar.

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

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, we use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases for our Canada operations. As part of this hedging strategy, we have used foreign currency forward exchange contracts with maturities of less than 12 months to provide coverage throughout the hedging period.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings for the fiscal year ended December 31, 2016 were $185.2 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost for fiscal 2016 by approximately $1.9 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Carter’s, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carter’s, Inc. and its subsidiaries at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2017

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 31, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$299,358	$381,209
Accounts receivable, net	202,471	207,570
Finished goods inventories	487,591	469,934
Prepaid expenses and other current assets	32,180	37,815
Deferred income taxes	35,486	34,080
Total current assets	1,057,086	1,130,608
Property, plant, and equipment, net	385,874	371,704
Tradenames and other intangible assets, net	308,928	310,848
Goodwill	176,009	174,874
Other assets	18,700	15,620
Total assets	$1,946,597	$2,003,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,432	$157,648
Other current liabilities	119,177	105,070
Total current liabilities	277,609	262,718

Long-term debt, net	580,376	578,972
Deferred income taxes	130,656	128,838
Other long-term liabilities	169,832	158,075
Total liabilities	1,158,473	1,128,603

Commitments and contingencies - Note 17

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 31, 2016 and January 2, 2016	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 48,948,670 and 51,764,309 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	489	518
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(34,740)	(36,367)
Retained earnings	822,375	910,900
Total stockholders’ equity	788,124	875,051
Total liabilities and stockholders’ equity	$1,946,597	$2,003,654

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal years ended
	December 31, 2016 (52 Weeks)	January 2, 2016 (52 Weeks)	January 3, 2015 (53 Weeks)
Net sales	$3,199,184	$3,013,879	$2,893,868
Cost of goods sold	1,820,035	1,755,855	1,709,428
Gross profit	1,379,149	1,258,024	1,184,440
Selling, general, and administrative expenses	995,406	909,233	890,251
Royalty income	(42,815)	(44,066)	(39,156)
Operating income	426,558	392,857	333,345
Interest expense	27,044	27,031	27,653
Interest income	(563)	(500)	(403)
Other expense (income), net	4,007	(1,862)	3,189
Income before income taxes	396,070	368,188	302,906
Provision for income taxes	137,964	130,366	108,236
Net income	$258,106	$237,822	$194,670

Basic net income per common share	$5.13	$4.55	$3.65
Diluted net income per common share	$5.08	$4.50	$3.62
Dividend declared and paid per common share	$1.32	$0.88	$0.76

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal years ended
	December 31, 2016 (52 Weeks)	January 2, 2016 (52 Weeks)	January 3, 2015 (53 Weeks)
Net income	$258,106	$237,822	$194,670
Other comprehensive income (loss):
Unrealized (loss) gain on OshKosh defined benefit plan, net of tax of $400, ($470), $2,920 for the fiscal years 2016, 2015, and 2014, respectively	(666)	803	(4,963)
Unrealized gain (loss) on Carter's post-retirement benefit obligation, net of (tax) or tax benefit of ($200), ($30), $91 for fiscal years 2016, 2015, and 2014, respectively	331	56	(147)
Foreign currency translation adjustments	1,962	(14,189)	(7,845)
Total other comprehensive income (loss)	1,627	(13,330)	(12,955)
Comprehensive income	$259,733	$224,492	$181,715

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal years ended
	December 31, 2016 (52 Weeks)	January 2, 2016 (52 Weeks)	January 3, 2015 (53 Weeks)
Cash flows from operating activities:
Net income	$258,106	$237,822	$194,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,522	61,982	58,487
Amortization of tradenames	1,919	6,417	16,437
Accretion of contingent consideration	—	809	1,348
Amortization of debt issuance costs	1,461	1,603	1,533
Non-cash stock-based compensation expense	16,847	17,029	17,598
Unrealized foreign currency exchange loss, net	33	4	2,378
Income tax benefit from stock-based compensation	(4,800)	(8,839)	(4,700)
Loss on disposal of property, plant, and equipment	1,167	870	1,157
Deferred income taxes	1,294	8,657	3,911
Effect of changes in operating assets and liabilities:
Accounts receivable, net	5,041	(23,837)	8,405
Inventories	(17,482)	(34,352)	(32,151)
Prepaid expenses and other assets	2,060	(3,496)	(2,719)
Accounts payable and other liabilities	32,061	43,318	16,043
Net cash provided by operating activities	369,229	307,987	282,397
Cash flows from investing activities:
Capital expenditures	(88,556)	(103,497)	(103,453)
Acquisition of tradenames	—	—	(3,550)
Proceeds from sale of property, plant, and equipment	216	72	2,271
Net cash used in investing activities	(88,340)	(103,425)	(104,732)
Cash flows from financing activities:
Payments of debt issuance costs	—	(1,628)	(177)
Borrowings under secured revolving credit facility	—	205,586	—
Payments on secured revolving credit facility	—	(205,237)	—
Repurchases of common stock	(300,445)	(110,290)	(82,099)
Payment of contingent consideration	—	(7,572)	(8,901)
Dividends paid	(66,355)	(46,028)	(40,477)
Income tax benefit from stock-based compensation	4,800	8,839	4,700
Withholdings of taxes from vesting of restricted stock	(8,673)	(12,651)	(4,548)
Proceeds from exercise of stock options	7,166	6,976	9,064
Net cash used in financing activities	(363,507)	(162,005)	(122,438)
Net effect of exchange rate changes on cash	767	(1,986)	(1,135)
Net (decrease) increase in cash and cash equivalents	(81,851)	40,571	54,092
Cash and cash equivalents, beginning of fiscal year	381,209	340,638	286,546
Cash and cash equivalents, end of fiscal year	$299,358	$381,209	$340,638

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 28, 2013	54,541,879	$545	$4,332	$(10,082)	$705,936	$700,731
Income tax benefit from stock-based compensation	—	—	4,700	—	—	4,700
Exercise of stock options	287,511	3	9,061	—	—	9,064
Withholdings from vesting of restricted stock	(66,352)	(1)	(4,547)	—	—	(4,548)
Restricted stock activity	70,349	1	(1)	—	—	—
Stock-based compensation expense	—	—	16,517	—	—	16,517
Issuance of common stock	14,859	—	1,081	—	—	1,081
Repurchase of common stock	(2,136,053)	(21)	(31,143)	—	(50,935)	(82,099)
Cash dividends declared and paid	—	—	—	—	(40,477)	(40,477)
Comprehensive income	—	—	—	(12,955)	194,670	181,715
Balance at January 3, 2015	52,712,193	$527	$—	$(23,037)	$809,194	$786,684
Income tax benefit from stock-based compensation	—	—	8,839	—	—	8,839
Exercise of stock options	214,420	2	6,974	—	—	6,976
Withholdings from vesting of restricted stock	(147,339)	(1)	(12,650)	—	—	(12,651)
Restricted stock activity	128,390	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,934	—	—	15,934
Issuance of common stock	10,933	—	1,095	—	—	1,095
Repurchases of common stock	(1,154,288)	(11)	(20,191)	—	(90,088)	(110,290)
Cash dividends declared and paid	—	—	—	—	(46,028)	(46,028)
Comprehensive income	—	—	—	(13,330)	237,822	224,492
Balance at January 2, 2016	51,764,309	$518	$—	$(36,367)	$910,900	$875,051
Income tax benefit from stock-based compensation	—	—	4,800	—	—	4,800
Exercise of stock options	160,200	2	7,164	—	—	7,166
Withholdings from vesting of restricted stock	(91,629)	(1)	(8,672)	—	—	(8,673)
Restricted stock activity	152,413	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,662	—	—	15,662
Issuance of common stock	12,758	—	1,185	—	—	1,185
Repurchases of common stock	(3,049,381)	(31)	(20,138)	—	(280,276)	(300,445)
Cash dividends declared and paid	—	—	—	—	(66,355)	(66,355)
Comprehensive income	—	—	—	1,627	258,106	259,733
Balance at December 31, 2016	48,948,670	$489	$—	$(34,740)	$822,375	$788,124
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, OshKosh, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to major domestic and international retailers and for the Company's own retail stores and websites. As of December 31, 2016, the Company operated 495 Carter's and 138 OshKosh stand-alone stores in the U.S., 159 "side-by-side" and "co-branded" stores in the U.S., and 164 "co-branded' stores in Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR

The Company's fiscal year ends on the Saturday in December or January nearest the last day of December, resulting in an additional week of results every five or six fiscal years. Fiscal 2016, which ended on December 31, 2016, and fiscal 2015, which ended on January 2, 2016, both contained 52 weeks. Fiscal 2014, which ended on January 3, 2015, contained 53 weeks.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Translation adjustments

The functional currency of substantially all of the Company's foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within the accompanying consolidated balance sheet.

Transaction adjustments

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also include intercompany loans with foreign subsidiaries that are of a short-term investment nature. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of other expense, net, within the consolidated statements of operations.

Foreign Currency Contracts

As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and Canadian dollar, the Company may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in its Canadian operations. As part of this

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedging strategy, the Company may use foreign currency forward exchange contracts with maturities of less than 12 months to provide continuing coverage throughout the hedging period. Historically, these contracts were not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts were recorded in other expense (income), net in the Company's consolidated statement of operations. Such foreign currency gains and losses typically include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. The fair values of any unsettled currency contracts are included in other current assets or other current liabilities on the Company's consolidated balance sheet. On the consolidated statement of cash flows, the Company includes all activity, including cash settlement of any contracts, as a component of cash flows from operations. As of December 31, 2016, the Company had no unsettled foreign currency exchange contracts.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposit accounts and cash management funds invested in U.S. government instruments. These investments are stated at cost, which approximates fair value. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions; these amounts typically settle in less than five days.

Concentration of cash deposits risk

As of December 31, 2016, the Company had approximately $299.4 million of cash and cash equivalents in major financial institutions, including approximately $58.5 million in financial institutions located outside of the U.S. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies.

ACCOUNTS RECEIVABLE
The components of accounts receivable, net, as of December 31, 2016 and January 2, 2016 were as follows:

(dollars in thousands)	December 31, 2016	January 2, 2016
Trade receivables from wholesale customers, net	$182,194	$185,046
Royalties receivable	9,218	11,164
Tenant allowances and other receivables	19,810	20,303
Total gross receivables	$211,222	$216,513
Less:
Wholesale accounts receivable reserves	(8,751)	(8,543)
Wholesale sales returns reserve	—	(400)
Total reserves	(8,751)	(8,943)
Accounts receivable, net	$202,471	$207,570

Concentration of credit risk

In each of fiscal 2016, 2015, and 2014, no one customer accounted for 10% or more of the Company's consolidated net sales.

At December 31, 2016, two wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these two wholesale customers in the aggregate equaled approximately 30% of total gross accounts receivable outstanding. At January 2, 2016, five wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these five wholesale customers in the aggregate equaled approximately 60% of total gross accounts receivable outstanding.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VALUATION ACCOUNTS FOR WHOLESALE ACCOUNTS RECEIVABLE

Accounts receivable reserves

The Company's accounts receivable reserves for wholesale customers include an allowance for doubtful accounts and an allowance for chargebacks. The allowance for doubtful accounts includes estimated losses resulting from the inability of its customers to make payments. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. The Company's credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provisions for the allowance for doubtful accounts are reflected in Selling, general and administrative expenses on the consolidated statement of operations and provisions for chargebacks are reflected as a reduction in Net sales on the consolidated statement of operations.

Sales returns reserves

Except in very limited instances, the Company does not allow its wholesale customers to return goods to the Company.

INVENTORIES

Inventories, which consist primarily of finished goods, are stated at the approximate lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or market. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation or amortization and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements from 15 to 26 years, retail store fixtures, equipment, and computers from 3 to 10 years. Leasehold improvements and fixed assets purchased under capital lease are amortized over the lesser of the asset life or related lease term. The Company capitalizes the cost of its fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over 3 years.

INTERNAL-USE SOFTWARE

The Company purchases software from external vendors and also develops software internally using Company employees and consultants. Software costs, including certain costs to internally develop software, that meet the applicable criteria are capitalized while all other costs are expensed as incurred. Capitalized software is depreciated or amortized on the straight-line method over its estimated useful lives, from 3 to 10 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's goodwill balances are comprised of amounts related to the acquisition of Carter's, Inc. by a predecessor entity and the acquisition of Bonnie Togs. The goodwill balances have indefinite useful lives and are not deductible for income tax purposes. The Company's other intangible assets are comprised of tradenames. The tradenames include Carter's, OshKosh, Carter's Watch the Wear, H.W. Carter & Sons, and the Carter's tradename in the country of Chile. The Carter's and OshKosh tradenames have indefinite useful lives and are not being amortized. The Carter's tradename in Chile is being amortized over an estimated life of 20 years. The Carter's Watch the Wear and H.W. Carter & Sons tradenames were amortized on an accelerated basis over three years and have been fully amortized as of December 31, 2016.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Annual impairment reviews

The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year.  Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of future cash flows, discount rates, and, in the case of tradenames, royalty rates. Based upon the Company's most recent assessment, performed as of December 31, 2016, there were no impairments in the values of goodwill or indefinite-lived tradename assets and no reporting units were at risk of an impairment.

Goodwill

The Company performs impairment tests of its goodwill at the reporting unit level. Qualitative and quantitative methods are used to assess for impairment, including the use of discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach").

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

DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs associated with the Company's secured revolving credit facility and senior tern notes are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company's senior notes are presented on the Company's consolidated balance sheet as a direct reduction in the carrying value of the associated debt liability. Fees paid to lenders by the Company to obtain its secured revolving credit facility are included within Other assets on the Company's consolidated balance sheet and classified as either current or non-

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current based on the expiration date of the credit facility. See the subsequent section under "Recent Accounting Pronouncements" in this Note 2 for information on the retrospective adoption of new accounting guidance related to the presentation of debt costs.

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

The Company measures its pension assets, deferred compensation plan investment assets, unsettled foreign currency forward contracts, and contingent consideration liability for acquisitions at fair value. The Company's cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value.

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

REVENUE RECOGNITION

Revenues consist of sales to customers, net of returns, discounts, chargebacks, and cooperative advertising. The Company considers revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In certain cases, in which the Company retains the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $3.7 million for fiscal 2016, and $3.9 million for both of the fiscal years 2015 and 2014 as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

Retail store revenues are recognized at the point of sale. Retail sales through the Company's on-line channels are recognized at time of delivery to the customer. The Company recognizes retail sales returns at the time of transaction by recording adjustments to both revenue and cost of goods sold. Additionally, the Company maintains a liability for retail sales returns in Other current liabilities on its consolidated balance sheet for estimated future returns. There are no accounts receivable associated with the Company's retail customers.

COSTS OF GOODS SOLD

Cost of goods sold (CoGS) consists mainly of the cost of merchandise, inventory provisions, and certain costs associated with our sourcing and distribution centers operations.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping costs consisting of payments to third-party shippers and handling costs consisting of labor costs, shipping supplies, and certain distribution overhead. Such costs for our domestic and international wholesale businesses totaled $66.4 million, $67.2 million, and $72.1 million for fiscal years 2016, 2015, and 2014, respectively. Such costs for our domestic and international retail businesses totaled $87.3 million, $75.4 million, $74.3 million. The Company recognizes shipping and handling costs in the "Selling, general, and administrative expenses" line on its consolidated statements of operations.

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

Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation expense and the related amount recognized in the consolidated statements of operations.

Time-Based Restricted Stock Awards

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of time-based restricted stock awards is determined based on the quoted closing price of the Company's common stock on the date of grant and is recognized as compensation expense over the vesting term of the awards, net of estimated forfeitures.

Performance-Based Restricted Stock Awards

The Company accounts for its performance-based restricted stock awards based on the quoted closing price of the Company's common stock on the date of grant and records stock-based compensation expense over the vesting term of the awards based on the probability that the performance criteria will be achieved, net of estimated forfeitures. The Company reassesses the probability of vesting at each reporting period and prospectively adjusts stock-based compensation expense based on its probability assessment.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. The Company determines whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not "more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. Interest is recorded as a component of interest expense and penalties, if any, are recorded within the provision for incomes taxes in the consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for uncertain tax contingency liabilities.

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid in cash approximated $25.4 million, $25.1 million, and $26.1 million for fiscal years 2016, 2015, and 2014, respectively. Income taxes paid in cash approximated $120.6 million, $108.4 million and $95.8 million for fiscal years 2016, 2015, and 2014, respectively.

Additions to property, plant and equipment of approximately $2.6 million, $6.1 million, and $2.0 million were excluded from capital expenditures on the Company's consolidated statements of cash flows for fiscal years 2016, 2015, and 2014, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.

The Company's consolidated statement of cash flows shows the following sources and uses of financing cash flows related to the Company's revolving credit facility during fiscal 2015. In the first quarter of fiscal 2015, the Company replaced $20.0 million of outstanding borrowings under the then-existing amended revolving credit facility with CAD 25.5 million of borrowings, which approximated $20.3 million. Additionally, because of a change in the lead administrative agent and certain changes in commitment amounts among the lenders in the syndication, the third quarter amendment to the Company's secured revolving credit facility led to the repayment and simultaneous re-borrowing of the then-outstanding balance on the secured revolving credit agreement of approximately $185.2 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

OPEN MARKET REPURCHASES OF COMMON STOCK

Shares of the Company's common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2016, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.

EMPLOYEE BENEFIT PLANS

The Company has several defined benefit plans. Various actuarial methods and assumptions are used in determining net pension and post-retirement costs and obligations. Key assumptions include the discount rate used to determine the present value of future benefits and the expected long-term rate of return on plan assets. The over-funded or under-funded status of the defined benefit plans is recorded as an asset or liability on the consolidated balance sheet. The gains or losses that arise during the period are recognized as a component of comprehensive income, net of tax. These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statements of operations. See "Recent Accounting Pronouncements" in this Note 2 for information on the adoption of new accounting guidance.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Adopted in Fiscal 2016

Accounting for Fees Paid in a Cloud-Computing Arrangement (ASU 2015-05)

The Company prospectively adopted the provisions of Accounting Standards Update ("ASU") No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, at the beginning of fiscal 2016 for fees paid in connection with cloud-based software arrangements. ASU 2015-05 provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting for other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations, or cash flows.

Presentation of Debt Issuance Costs for Term Debt (ASU 2015-03)

The Company retrospectively adopted the provisions of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), at the beginning of fiscal 2016. This new guidance requires that debt issuance costs related to term debt be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of a debt discount. Prior to the issuance of ASU 2015-03, all debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. The guidance did not change the recognition and measurement requirements for debt issuance costs. The Company reclassified approximately $4.6 million and $5.5 million of unamortized issuance-related debt costs associated with the Company's senior notes from Other assets (non-current) to Long-term debt, net within its consolidated balance sheets as of December 31, 2016 and January 2, 2016, respectively. Other than this balance sheet reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's consolidated financial statements. Fees paid to lenders to secure revolving lines of credit continue to be presented as a deferred charge (asset) on the balance sheet.

Simplified Measurement Date for Defined Benefit Plan Assets and Obligations (ASU 2015-04)

The Company adopted the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04"), at the beginning of fiscal 2016. ASU 2015-04 allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end (i.e., on an alternative measurement date). An employer that makes this election must consistently apply the alternative measurement date from year to year and to all of its defined benefit plans. Upon adoption of ASU 2015-04, the Company elected an accounting policy to use December 31 as the alternative measurement date for all of its defined benefit plan assets and obligations for fiscal 2016 and subsequent years. Since the Company's fiscal 2016 ended on December 31, 2016, it was not be necessary for the Company to utilize an alternative measurement date for fiscal 2016, and thus the initial adoption of ASU 2015-04 for fiscal 2016 did not have an impact on the Company's results of operations, financial condition, or cash flows.

Required Assessment of Going Concern (ASU 2014-15)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of fiscal 2016, the Company adopted the provisions of ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). Regardless of financial condition, ASU 2014-15 requires every entity to assess its ability to continue operating as a going concern for the period of time that extends one year from the issuance of interim or annual financial statements. If a quarterly or annual assessment indicates the presence of one or more conditions that raise substantial doubt, as defined in ASU 2014-15, about an entity's ability to continue as a going concern for the upcoming one-year period, the ASU requires disclosures in the footnotes that accompany the financial statements. Otherwise, no disclosure is required about the assessment results. The Company's adoption of ASU 2014-15 had no impact on its consolidated financial statements or related disclosures.

To Be Adopted After Fiscal 2016

Accounting for Share-Based Payments to Employees (ASU 2016-09)

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends ASC Topic 718, Stock Compensation.

ASU 2019-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of operations for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of operations. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows.

Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur.

Under ASU 2016-09, it is possible for equity awards to have a more dilutive effect on earnings per share (EPS). Under prior guidance, anticipated income tax windfalls and shortfalls were included in the calculation of assumed proceeds when applying the treasury stock method for computing the dilutive effect of share-based awards in the calculation of diluted EPS. Because there is no longer any excess tax benefits recognized in additional paid capital under ASU 2016-09, when applying the treasury stock method for computing diluted EPS, the assumed proceeds do not include any windfall tax benefits. As a result, fewer hypothetical shares can be repurchased under the treasury stock method, resulting in an assumption of more incremental shares being issued upon the exercise of shared-based awards. Therefore, equity awards have a more dilutive effect on EPS for any period where the average market price of an entity's underlying stock exceeds the average fair value of outstanding dilutive equity awards for the period.

The provisions of ASU 2016-09 are effective for the Company at the beginning of fiscal 2017. The impact of ASU 2016-09 on the Company's income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. Under ASU 2016-09, the Company will continue estimating expected forfeitures.

Simplified Subsequent Measurement of Inventory (ASU 2015-11)

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). Upon adoption, ASU 2015-11 simplifies subsequent measurements of inventory by replacing the lower of cost or market test, required under prior guidance, with a lower of cost and net realizable value test. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in-first-out (LIFO) and the retail inventory method. For inventory within the scope of ASU 2015-11, entities are required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by prior guidance ("market," "subject to a floor," and a "ceiling"). When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), entities recognize the difference as a loss in earnings in the period in

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which it occurs. The provisions of ASU 2015-11 are effective for the Company at the beginning of fiscal 2017. The adoption of ASU 2015-11 is not material to the Company's consolidated financial condition, results of operations, or cash flows.

Balance Sheet Classification of Deferred Taxes (ASU 2015-17)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Prior GAAP required the deferred taxes for each tax jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net non-current asset or liability. ASU 2015-17 requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate based on the period in which the attribute is expected to be realized. Under the provisions of ASU 2015-17, all deferred tax assets and liabilities are classified as non-current on an entity's balance sheet. As a result, each jurisdiction has only one net non-current deferred tax asset or liability. ASU 2015-17 does not change the existing guidance that prohibits the offsetting of deferred tax liabilities of one jurisdiction against the deferred tax assets of another jurisdiction. The provisions of ASU 2015-17 are effective for the Company at the beginning of fiscal 2017. The adoption of ASU 2015-17 only involves reclassification of certain deferred tax assets and liabilities on the Company's consolidated balance sheet and therefore does not impact the Company's results of operations or cash flows.

Revenue Recognition (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several amendments and updates to this guidance, and additional amendments and updates are possible. The standard will be effective for the Company at the beginning of fiscal 2018, including interim periods within that fiscal year. Upon adoption, the Company will apply the provisions of ASC 606 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. Based on an assessment of the Company's significant sources of revenue, at this time the Company does not believe that the adoption of ASC 606, including any of the policy elections required or permitted by ASC 606, will have a material impact on its consolidated financial position, results of operations and cash flows. Based on this assessment, at this time the Company does not believe the adoption of ASC 606 will have a significant impact on processes, systems, or controls.

Leases (ASU 2016-02)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will have little or no impact on an entity's results of operations or cash flows. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The new standard requires a modified retrospective basis, and early adoption is permitted. The Company is still evaluating the potential impacts of ASU 2016-02 on its consolidated balance sheet. However, the Company expects that the adoption of ASU 2016-02 will require the Company to recognize right-of-use assets and lease liabilities that will be material to the Company's consolidated balance sheet.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – ACQUISITION OF BONNIE TOGS

In fiscal 2011, the Company purchased all of the outstanding shares of capital stock of Bonnie Togs in Canada for total consideration of up to CAD $95 million, of which USD $61.2 million was paid in cash at closing. The Company made payments of approximately USD $14.7 million and USD $8.9 million related to the contingent consideration liability based on the achievement of interim earnings targets through fiscal 2013 and fiscal 2014, respectively. In fiscal 2015, the Company made a final payment under the contingent consideration obligation of approximately USD $8.6 million. Of this amount, approximately USD $7.6 million was reported in the Company's consolidated statement of cash flows as a financing activity and the remaining portion, which represented the contingency adjustment recognized in the second quarter of fiscal 2015, was reported as an operating activity.

The following table summarizes the changes in the contingent consideration liability related to the 2011 acquisition of Bonnie Togs during fiscal 2014 and fiscal 2015 (dollars in thousands):

Balance at Beginning of Fiscal 2014	$16,348
Payments made in fiscal 2014	(8,901)
Accretion expense in fiscal 2014	1,348
Foreign currency translation adjustment in fiscal 2014	(1,084)
Balance at End of Fiscal 2014	7,711
Payments made in fiscal 2015	(8,568)
Accretion expense in fiscal 2015	809
Foreign currency translation adjustment in fiscal 2015	(1,029)
Final contingent adjustment	1,077
Balance at End of Fiscal 2015	$—

As the end of fiscal 2015 and fiscal 2016, the Company had no remaining contingent consideration liability related to the acquisition of Bonnie Togs.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consists of the following:

(dollars in thousands)	December 31, 2016	January 2, 2016
Fixtures, equipment, computer hardware and software	$398,536	$367,593
Land, building, and leasehold improvements	305,844	260,809
Marketing fixtures	7,015	12,336
Construction in progress	20,386	21,602
	731,781	662,340
Accumulated depreciation and amortization	(345,907)	(290,636)
Total	$385,874	$371,704

Depreciation and amortization expense related to property, plant, and equipment was approximately $71.5 million, $62.0 million, and $58.5 million for fiscal years 2016, 2015, and 2014, respectively.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2013, the Company acquired worldwide rights to the Carter's Watch the Wear and H.W. Carter & Sons brands, including trademark registrations. The Company acquired these worldwide rights for defensive purposes to reduce brand confusion and facilitate expansion in certain key international markets. The total consideration paid was approximately $38.0 million in cash and was accounted for as an asset acquisition. These tradenames were amortized over three years using an accelerated amortization method and have been fully amortized as of December 31, 2016.

Balance Sheet Components

The following table summarizes the Company’s goodwill and other intangible assets at the end of the fiscal year:

		December 31, 2016			January 2, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Bonnie Togs goodwill (2)	Indefinite	39,439	—	39,439	38,304	—	38,304
Total goodwill		$176,009	$—	$176,009	$174,874	$—	$174,874

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Other tradenames (3)	2 - 20 years	42,005	38,810	3,195	41,992	36,877	5,115
Total tradenames and other intangibles, net		$347,738	$38,810	$308,928	$347,725	$36,877	$310,848

(1)	$45.9 million is assigned to the Carter’s wholesale segment, $82.0 million is assigned to the Carter’s retail segment, and $8.6 million is assigned to the International segment.

(2)
Assigned to the International segment. The change in the gross amount of goodwill and other intangible assets in the International segment reflects foreign currency translation adjustments for the applicable periods.

(3)
Relates to the acquisition of rights to the Carter's brand in Chile in December 2014, the Carter's Watch the Wear and H.W. Carter & Sons brands worldwide in 2013, and the Bonnie Togs (Canada) acquisition in 2011. At December 31, 2016, the remaining unamortized balance relates only to the Carter's brand in Chile.

Amortization expense for the tradename intangible assets subject to amortization was approximately $1.9 million, $6.4 million, and $16.5 million for fiscal years 2016, 2015, and 2014, respectively. Future amortization expense is estimated to be approximately $0.2 million for each of the next five fiscal years and relates only to the Chile rights as all other tradenames are fully amortized at the end of fiscal 2016 .

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustment	Post-retirement liability adjustment	Cumulative translation adjustment	Accumulated other comprehensive (loss) income
Balance at December 28, 2013	$(4,025)	$1,495	$(7,552)	$(10,082)
Fiscal year 2014 change	(4,963)	(14)	(7,845)	(12,955)
Balance at January 3, 2015	(8,988)	1,348	(15,397)	(23,037)
Fiscal year 2015 change	803	56	(14,189)	(13,330)
Balance at January 2, 2016	(8,185)	1,404	(29,586)	(36,367)
Fiscal year 2016 change	(666)	331	1,962	1,627
Balance at December 31, 2016	$(8,851)	$1,735	$(27,624)	$(34,740)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016 and January 2, 2016, the cumulative pension liability adjustments were, net of tax effect, $5.2 million and $4.8 million, respectively. As of December 31, 2016 and January 2, 2016, the post-retirement liability adjustments were, net of tax effect, approximately $1.0 million and $0.8 million, respectively.

For the fiscal years ended December 31, 2016 and January 2, 2016, amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company's defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. See Note 10, Employee Benefit Plans, for additional details. Also, during fiscal year 2014, approximately $0.1 million was reclassified from cumulative translation adjustment into other expense, net on the consolidated statement of operations as a result of the completion of the Company's exit from retail operations in Japan.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	December 31, 2016	January 2, 2016
Senior notes at amounts repayable	$400,000	$400,000
Less: unamortized issuance-related costs for senior notes (1)	(4,601)	(5,459)
Senior notes, net	$395,399	$394,541
Secured revolving credit facility (2)	184,977	184,431
Total long-term debt, net	$580,376	$578,972

(1) Required by the retrospective adoption of Accounting Standards Update No. 2015-03. See Note 2.
(2) Reported balance that is payable in Canadian dollars is subject to currency exchange rate changes.

SENIOR NOTES

During fiscal 2013, the Company's 100% owned subsidiary, The William Carter Company ("TWCC") issued $400 million principal amount of senior notes (the "senior notes") at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of December 31, 2016. At issuance, TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees and other related fees. Approximately $7.0 million, including both bank fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2016, the Company had approximately $185.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of December 31, 2016, there was approximately $310.2 million available for future borrowing.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the interest rate margins applicable to the amended revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

At December 31, 2016, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 2.08% on that date, and Canadian borrowing outstanding accrued interest at a CDOR rate plus the applicable base rate, which was 2.28% on that date.

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

As of December 31, 2016, the Company was in compliance with its financial debt covenants under the secured revolving credit facility.

NOTE 8 – COMMON STOCK

SHARE REPURCHASES

In fiscal years prior to 2014, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock in amounts up to $462.5 million. On February 24, 2016, the Company's Board of Directors authorized an additional $500 million of share repurchases, thereby authorizing repurchase amounts up to $962.5 million.

Open-market repurchases of our common stock during fiscal years 2016, 2015 and 2014 were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended
	December 31, 2016	January 2, 2016	January 3, 2015
Number of shares repurchased	3,049,381	1,154,288	1,111,899
Aggregate cost of shares repurchased (dollars in thousands)	$300,445	$110,290	$82,099
Average price per share	$98.53	$95.55	$73.84

In addition to the open-market repurchases completed in fiscal years 2016, 2015 and 2014, the Company completed additional open-market repurchases totaling approximately $195.3 million in fiscal year prior to 2014.

The total remaining capacity under the repurchase authorizations as of December 31, 2016 was $274.4 million.
Future share repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.

DIVIDENDS

In fiscal 2016, the Company's Board of Directors declared and paid quarterly cash dividends of $0.33 per share during all four quarters. In fiscal 2015, the Company's Board of Directors paid quarterly cash dividends of $0.22 per share during all four quarters.

On February 15, 2017, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.37 per common share, payable on March 24, 2017 to shareholders of record at the close of business on March 10, 2017.

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

At the Company's May 13, 2011 shareholders' meeting, the shareholders approved an amendment to the Plan to (i) increase the maximum number of shares of stock available under the existing Plan by 3,725,000 shares from 12,053,392 shares to 15,778,392 shares and (ii) eliminate the Company's ability to grant cash awards and provide tax gross-ups under the Plan. The Plan was last approved for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, at the Company's May 11, 2016 Shareholders' meeting. As of December 31, 2016, there were 1,625,371 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company's board of directors, executive officers and other key employees.

The limit on shares available under the Plan, the individual limits, and other award terms are subject to adjustment to reflect stock splits or stock dividends, combinations, and certain other events. All stock options issued under the Plan expire no later than ten years from the date of grant. The Company believes that the current level of authorized shares is sufficient to satisfy future grants for the foreseeable future.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Stock options	$4,237	$4,350	$4,672
Restricted stock:
Time-based awards	7,451	6,855	7,018
Performance-based awards	3,974	4,728	4,827
Stock awards	1,185	1,096	1,081
Total	$16,847	$17,029	$17,598

STOCK OPTIONS

Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.

Changes in the Company's stock options for the fiscal year ended December 31, 2016 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, January 2, 2016	1,423,660	$46.56

Granted	221,740	$91.23
Exercised	(160,200)	$44.73
Forfeited	(43,315)	$77.31
Expired	(675)	$72.10
Outstanding, December 31, 2016	1,441,210	$52.70	5.62	$49,696

Vested and Expected to Vest, December 31, 2016	1,384,830	$51.34	5.50	$49,504
Exercisable, December 31, 2016	953,780	$38.08	4.31	$46,103

The intrinsic value of stock options exercised during the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015 was approximately $9.0 million, $13.2 million, and $12.9 million, respectively. At December 31, 2016, there was approximately $6.4 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The table below presents the assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	December 31, 2016	January 2, 2016	January 3, 2015
Expected volatility	26.95%	31.65%	30.85%
Risk-free interest rate	1.33%	1.65%	1.82%
Expected term (years)	6.0	6.0	6.0
Dividend yield	1.45%	1.06%	1.11%
Weighted average fair value of options granted	$21.41	$24.59	$19.86

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRICTED STOCK AWARDS

Restricted stock awards issued under the Plan vest based upon continued service (time-based) or performance (performance-based) targets.

The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 31, 2016:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, January 2, 2016	460,727	$68.14
Granted	190,092	$91.66
Vested	(218,335)	$62.98
Forfeited	(26,785)	$77.91
Outstanding, December 31, 2016	405,699	$81.29

During fiscal 2015, a total of 352,396 shares of restricted stock vested with a weighted-average fair value of $43.20 per share. During fiscal 2014, a total of 184,133 shares of restricted stock vested with a weighted-average fair value of $42.24 per share. At December 31, 2016, there was approximately $17.5 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Time-based Restricted Stock Awards

Time-based restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period. During fiscal years 2016, 2015, and 2014, a total of 124,135 shares, 148,396 shares, and 184,133 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $65.80 per share, $51.67 per share, and $42.24 per share, respectively. At December 31, 2016, there was approximately $12.8 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2014	61,200	$68.49
2015	50,600	$82.40
2016	53,070	$90.66

During the fiscal year ended December 31, 2016, a total of 94,200 performance shares vested with a weighted-average fair value of $59.27 per share. As of December 31, 2016, a total of 151,810 performance shares were unvested with a weighted-average fair value of $80.47 per share. Vesting of these 151,810 performance shares is based on the performance targets for the shares granted in fiscal 2016, 2015, and 2014. As of December 31, 2016, there was approximately $4.7 million of unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The Company estimates that all of the performance targets will be fully achieved and is recognizing compensation cost ratably over the applicable performance periods based on estimated achievement at the end of each reporting period.

Stock Awards

Included in restricted stock awards are grants to non-management members of the Company's Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company's common stock. During fiscal years 2016, 2015, and 2014, such awards were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2014	14,859	$72.72	$1,081
2015	10,933	$100.21	$1,096
2016	12,758	$101.10	$1,290
The Company received no proceeds from the issuance of these shares.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution plans, a deferred compensation plan, and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

Funded Status

The retirement benefits under the OshKosh B'Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of fiscal year	$60,375	$63,515
Interest cost	2,515	2,493
Actuarial loss (gain)	1,697	(3,329)
Benefits paid	(2,160)	(2,304)
Projected benefit obligation at end of fiscal year	$62,427	$60,375

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	$50,619	$52,484
Actual return on plan assets	2,754	439
Benefits paid	(2,160)	(2,304)
Fair value of plan assets at end of fiscal year	$51,213	$50,619

Unfunded status	$11,214	$9,756

The accumulated benefit obligation is equal to the projected benefit obligation as of December 31, 2016 and January 2, 2016 because the plan is frozen. The unfunded status is included in other long-term liabilities in the Company's consolidated balance sheet. The Company does not expect to make any contributions to the OshKosh B'Gosh pension plan during fiscal 2017 as the plan's funding exceeds the minimum funding requirements. The actuarial loss incurred in fiscal 2016 was primarily attributable to a lower discount rate. The actuarial gain incurred in fiscal year 2015 was primarily attributable to a higher discount rate.

Net Periodic Pension Cost (Benefit) and Changes Recognized in Other Comprehensive Income or Loss

The components of net periodic pension cost (benefit) recognized in the statement of operations and changes recognized in other comprehensive income or loss were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Recognized in the statement of operations:
Interest cost	$2,515	$2,493	$2,488
Expected return on plan assets	(2,701)	(3,138)	(3,193)
Recognized actuarial loss (a)	578	643	85
Net periodic pension cost (benefit)	$392	$(2)	$(620)

Changes recognized in other comprehensive income or loss:
Net loss (gain) arising during the fiscal year	$1,644	$(630)	$7,968
Amortization of net loss (a)	(578)	(643)	(85)
Total changes recognized in other comprehensive income or loss	$1,066	$(1,273)	$7,883
Total net periodic cost (benefit) and changes recognized in other comprehensive income or loss	$1,458	$(1,275)	$7,263

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2017, approximately $0.7 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2016	2015
Discount rate	4.00%	4.25%

Net periodic pension cost	2016	2015	2014
Discount rate	4.25%	4.00%	4.75%
Expected long-term rate of return on assets	6.00%	6.00%	6.50%

The discount rates used at December 31, 2016, January 2, 2016, and January 3, 2015 were determined with consideration given to the Citigroup Pension Discount and Liability Index and the Barclay Capital Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.2 million.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years;

(dollars in thousands)
Fiscal Year
2017	$2,540
2018	$2,250
2019	$2,290
2020	$2,620
2021	$2,640
2022-2026	$16,400

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of the Company's pension plan assets at December 31, 2016 and January 2, 2016, by asset category, were as follows:

	December 31, 2016			January 2, 2016

(dollars in thousands) Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$175	$175	$—	$149	$149	$—
Equity Securities:
U.S. Large-Cap blend (a)	8,462	4,221	4,241	8,438	4,222	4,216
U.S. Large-Cap growth	4,220	4,220	—	4,216	4,216	—
U.S. Mid-Cap growth	2,533	—	2,533	2,550	—	2,550
U.S. Small-Cap blend	2,514	2,514	—	2,523	2,523	—
International blend	2,569	2,569	—	2,523	2,523	—
Fixed income securities:
Corporate bonds (b)	25,573	25,573	—	25,097	25,097	—
Real estate (c)	5,167	5,167	—	5,123	5,123	—
	$51,213	$44,439	$6,774	$50,619	$43,853	$6,766

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

Accumulated Post-Retirement Benefit Obligation

The following is a reconciliation of the accumulated post-retirement benefit obligation ("APBO") under this plan:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016
APBO at beginning of fiscal year	$4,938	$5,331
Service cost	123	130
Interest cost	177	178
Actuarial (gain) loss	(740)	(278)
Plan participants' contribution	10	17
Prior service cost	11	—
Benefits paid	(394)	(440)
Curtailment gain	—	—
APBO at end of fiscal year	$4,125	$4,938

Approximately $3.5 million and $4.3 million of the APBO at the end of fiscal 2016 and 2015, respectively, were classified as other long term liabilities in the Company's consolidated balance sheets.

Net Periodic Post-Retirement Cost (Benefit) and Changes Recognized in Other Comprehensive Income or Loss

The components of net periodic post-retirement cost (benefit) recognized in the statement of operations and changes recognized in other comprehensive income or loss were as follows:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016	January 3, 2015

Recognized in the statement of operations:
Service cost – benefits attributed to service during the period	$123	$130	$113
Interest cost on accumulated post-retirement benefit obligation	177	178	230
Amortization net actuarial gain (a)	(198)	(192)	(206)
Curtailment gain	—	—	(291)
Net periodic post-retirement cost (benefit)	$102	$116	$(154)

Changes recognized in other comprehensive income or loss:
Net (gain) loss arising during the fiscal year	$(740)	$(278)	$32
Prior service cost	11	—	—
Amortization of net gain (a)	198	192	206
Total changes recognized in other comprehensive income or loss	$(531)	$(86)	$238
Total net periodic (benefit) cost and changes recognized in other comprehensive income or loss	$(429)	$30	$84

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2017, approximately $0.2 million is expected to be reclassified from accumulated other comprehensive loss as a credit to periodic net periodic pension cost.

Curtailment

In fiscal 2014, a curtailment gain was recognized as a result of the Company's facility closures, which decreased the number of employees eligible for retiree medical benefits.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2016	2015
Benefit obligation
Discount rate	3.50%	3.75%

	2016	2015	2014
Net periodic pension cost
Discount rate	3.75%	3.50%	4.25%

The discount rates used at December 31, 2016, January 2, 2016, and January 3, 2015, were determined with primary consideration given to the Citigroup Pension Discount and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.

The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

The Company's contribution for these post-retirement benefit obligations was approximately $0.4 million in both of the fiscal years 2016 and 2015, and $0.5 million in fiscal 2014. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.4 million for each fiscal year between 2017 and 2019, and $0.3 million for both fiscal years 2020 and 2021. For the five years subsequent to fiscal 2021, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $1.4 million. The Company does not pre-fund this plan and as a result there are no plan assets. The measurement date used to determine the post-retirement benefit obligations is as of the end of the fiscal year.

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

DEFINED CONTRIBUTION PLAN

The Company also sponsors defined contribution savings plans within the U.S. and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served. The plan provides for a discretionary employer match. The Company's expense for the U.S. defined contribution savings plan totaled approximately $10.5 million, $12.2 million, and $10.5 million for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. Expenses related to the Canadian defined contribution savings plan were not material.

NOTE 11 – INCOME TAXES

PROVISION FOR INCOME TAXES

The provision for income taxes consisted of the following:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Current tax provision:
Federal	$113,326	$103,316	$88,635
State	11,407	10,277	9,049
Foreign	11,937	8,116	6,641
Total current provision	$136,670	$121,709	$104,325

Deferred tax provision (benefit):
Federal	$1,435	$6,577	$5,519
State	345	1,193	41
Foreign	(486)	887	(1,649)
Total deferred provision	1,294	8,657	3,911
Total provision	$137,964	$130,366	$108,236

The foreign portion of the tax position substantially relates to Canada, Hong Kong and China income taxes on the Company's international operations and foreign tax withholdings related to the Company's foreign royalty income. The components of income before income taxes were as follows:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016	January 3, 2015
Domestic	$345,304	$335,955	$286,177
Foreign	50,766	32,233	16,729
Total	$396,070	$368,188	$302,906

EFFECTIVE RATE RECONCILIATION

The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal years ended
	December 31, 2016	January 2, 2016	January 3, 2015

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.3%	2.5%	2.5%
Impact of foreign operations	(2.1)%	(1.3)%	(1.2)%
Settlement of uncertain tax positions	(0.4)%	(0.8)%	(0.6)%
Total	34.8%	35.4%	35.7%

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions.

The Internal Revenue Service completed an income tax audit for fiscal years 2011- 2013 in the first quarter of 2015. As a result of the settlement of this audit and on ongoing state income tax audit, the Company recognized prior-year income tax benefits of approximately $1.8 million in the first quarter of 2015. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2012.

DEFERRED TAXES

Components of deferred tax assets and liabilities were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	December 31, 2016	January 2, 2016
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$3,873	$4,394
Inventory	9,226	9,019
Accrued liabilities	16,037	15,156
Equity-based compensation	9,967	10,022
Deferred employee benefits	10,340	8,929
Deferred rent	46,685	43,616
Other	5,192	5,125
Total deferred tax assets	$101,320	$96,261
Deferred tax liabilities:
Depreciation	$(90,317)	$(84,610)
Tradename and licensing agreements	(101,632)	(101,160)
Other	(4,541)	(5,249)
Total deferred tax liabilities	$(196,490)	$(191,019)

The net deferred tax liability was classified on the Company's consolidated balance sheets as follows:

(dollars in thousands)	December 31, 2016	January 2, 2016
	Assets (Liabilities)
Current net deferred tax asset	$35,486	$34,080
Non-current net deferred tax liability	(130,656)	(128,838)
Total deferred tax liability	$(95,170)	$(94,758)

The Company has not provided deferred taxes on undistributed earnings from its foreign subsidiaries, as the Company anticipates that these earnings will be reinvested indefinitely. Undistributed earnings from the Company's foreign subsidiaries at December 31, 2016 amounted to approximately $137.5 million. These earnings have been reinvested in foreign operations and the Company does not currently plan to initiate any action that would result in these earnings being repatriated to the U.S. Because of the availability of foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

UNCERTAIN TAX POSITIONS

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)
Balance at December 28, 2013	$11,182
Additions based on tax positions related to fiscal 2014	2,572
Additions for prior year tax positions	(471)
Reductions for lapse of statute of limitations	(1,536)
Reductions for prior year tax settlements	(436)
Balance at January 3, 2015	$11,311
Additions based on tax positions related to fiscal 2015	2,840
Reductions for prior year tax positions	(260)
Reductions for lapse of statute of limitations	(1,427)
Reductions for prior year tax settlements	(3,049)
Balance at January 2, 2016	$9,415
Additions based on tax positions related to fiscal 2016	2,849
Reductions for prior year tax positions	(39)
Reductions for lapse of statute of limitations	(995)
Reductions for prior year tax settlements	(693)
Balance at December 31, 2016	$10,537

As of December 31, 2016, the Company had gross unrecognized tax benefits of approximately $10.5 million, of which $7.5 million, if ultimately recognized, will affect the Company's effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2017 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2016, 2015, and 2014, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $0.8 million of interest accrued on uncertain tax positions as of both December 31, 2016 and January 2, 2016.

NOTE 12 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal years ended
	December 31, 2016	January 2, 2016	January 3, 2015
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	49,917,858	51,835,053	52,614,425
Dilutive effect of equity awards	457,849	499,583	479,114
Diluted number of common and common equivalent shares outstanding	50,375,707	52,334,636	53,093,539

Earnings per share:
(dollars in thousands, except per share data)

Basic net income per common share:
Net income	$258,106	$237,822	$194,670
Income allocated to participating securities	(2,049)	(2,184)	(2,586)
Net income available to common shareholders	$256,057	$235,638	$192,084

Basic net income per common share	$5.13	$4.55	$3.65

Diluted net income per common share:
Net income	$258,106	$237,822	$194,670
Income allocated to participating securities	(2,035)	(2,167)	(2,568)
Net income available to common shareholders	$256,071	$235,655	$192,102

Diluted net income per common share	$5.08	$4.50	$3.62

Anti-dilutive shares excluded from dilutive earnings per share calculations (1)	247,460	192,740	230,150
(1) The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.

The Company grants shares of its common stock in the form of restricted stock awards to certain key employees under the Company's Amended and Restated Equity Incentive Plan (see Note 8). Prior to vesting of the restricted stock awards, the grant recipients are entitled to receive non-forfeitable cash dividends if the Company's board of directors declares and pays dividends on the Company's common stock. Accordingly, unvested shares of the Company's restricted stock awards are deemed to be participating securities for purposes of computing diluted earnings per share (EPS), and therefore the Company's diluted EPS represent the lower of the amounts calculated under the treasury stock method or the two-class method of calculating diluted EPS.

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

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment's revenue. Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in corporate expenses below. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company's reportable segments for fiscal 2016, 2015 and 2014 were Carter's Wholesale, Carter’s Retail, OshKosh Retail, OshKosh Wholesale, and International.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents certain segment information for the periods indicated:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	% of Total	January 2, 2016	% of Total	January 3, 2015	% of Total
Net sales:
Carter’s Retail (a)	$1,254,140	39.2%	$1,151,268	38.2%	$1,087,165	37.6%
Carter’s Wholesale	1,128,371	35.3%	1,107,706	36.8%	1,081,888	37.4%
Total Carter’s	2,382,511	74.5%	2,258,974	75.0%	2,169,053	75.0%
OshKosh Retail (a)	402,274	12.6%	363,087	12.0%	335,140	11.6%
OshKosh Wholesale	49,663	1.6%	65,607	2.2%	73,201	2.5%
Total OshKosh	451,937	14.2%	428,694	14.2%	408,341	14.1%
International (b)	364,736	11.3%	326,211	10.8%	316,474	10.9%
Total net sales	$3,199,184	100.0%	$3,013,879	100.0%	$2,893,868	100.0%
Operating income:		% of segment net sales		% of segment net sales		% of segment net sales
Carter’s Retail (a)	$202,164	16.1%	$199,040	17.3%	$211,297	19.4%
Carter’s Wholesale	250,132	22.2%	232,497	21.0%	185,463	17.1%
Total Carter’s	452,296	19.0%	431,537	19.1%	396,760	18.3%
OshKosh Retail (a)	10,417	2.6%	11,931	3.3%	8,210	2.4%
OshKosh Wholesale	10,821	21.8%	13,270	20.2%	8,842	12.1%
Total OshKosh	21,238	4.7%	25,201	5.9%	17,052	4.2%
International (b) (c)	59,194	16.2%	47,004	14.4%	39,470	12.5%
Corporate expenses (d) (e)	(106,170)		(110,885)		(119,937)
Total operating income	$426,558	13.3%	$392,857	13.0%	$333,345	11.5%

(a)	Includes eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales. Operating income includes international licensing income.

(c)	Includes the following charges:

	For the fiscal years ended
(dollars in millions)	December 31, 2016	January 2, 2016	January 3, 2015
Revaluation of contingent consideration	$—	$1.9	$1.3
Exit from Japan retail operations	$—	$—	$0.5

(d)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(e) Includes the following charges:

	For the fiscal years ended
(dollars in millions)	December 31, 2016	January 2, 2016	January 3, 2015
Office consolidation costs	$—	$—	$6.6
Amortization of H.W. Carter and Sons tradenames	$1.7	$6.2	$16.4
Closure of distribution facility in Hogansville, GA (1)	$—	$—	$0.9
Direct sourcing initiative	$0.7	$—	$—
Acquisition-related costs	$2.4	$—	$—

(1) Continuing operating costs associated with the closure of the Company's distribution facility in Hogansville, Georgia.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADDITIONAL DATA BY SEGMENT

Inventory

The table below represents inventory by segment:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016
Carter's Wholesale	$278,664	$271,117
Carter's Retail	81,505	68,694
OshKosh Retail	17,496	31,136
OshKosh Wholesale	49,773	50,027
International	60,153	48,960
Total	$487,591	$469,934

Wholesale inventories include inventory produced and warehoused for the retail segment.

The table below represents consolidated net sales by product:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016 (52 Weeks)	January 2, 2016 (52 Weeks)	January 3, 2015 (53 Weeks)
Baby	$1,241,701	$1,173,002	$1,107,973
Playclothes	1,215,238	1,182,281	1,146,797
Sleepwear	407,160	378,419	381,574
Other (a)	335,085	280,177	257,524
Total net sales	$3,199,184	$3,013,879	$2,893,868

(a) Other product offerings include bedding, outwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.

GEOGRAPHICAL DATA

Revenue

The Company's international sales principally represent sales to customers in Canada. Such sales were 66.5% and 65.6% of total international sales in fiscal 2016 and 2015, respectively.

Long-Lived Assets

The following represents property, plant, and equipment, net, by geographic area:

	For the fiscal years ended
(dollars in thousands)	December 31, 2016	January 2, 2016
United States	$349,877	$342,354
International	35,997	29,350
Total	$385,874	$371,704

Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 91.5% and 89.5% of total international long-lived assets at the end of fiscal 2016 and 2015, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes assets measured at fair value on a recurring basis:

	December 31, 2016			January 2, 2016
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments	$12.3	$—	$—	$8.6	$—	$—
Foreign exchange forward contracts (1)	$—	$—	$—	$—	$2.1	$—

(1)    Included in Prepaid expenses and other current assets in the Company's consolidated balance sheet.

INVESTMENTS

The Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities purchased are included in other assets on the accompanying consolidated balance sheets. Gains on the investments in marketable securities were $0.9 million for fiscal 2016, and were not material for fiscal 2015.

The fair value of the Company's pension plan assets at December 31, 2016 and January 2, 2016, by asset category, are disclosed in Note 10, Employee Benefits Plans, to these consolidated financial statements.

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values of any unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars) and are classified as Level 2 within the fair value hierarchy. Any unsettled foreign exchange forward contracts are included in other current assets or other current liabilities on the Company's consolidated balance sheet at the end of each fiscal reporting period.

At December 31, 2016, there were no open foreign exchange forward contracts. At the end of fiscal 2015, the notional value of the open foreign currency forward contracts was approximately $59.0 million.

For foreign exchange forward contracts, the Company recorded realized losses of approximately $3.2 million for fiscal 2016. During fiscal 2015, the Company recorded unrealized gains of approximately $2.1 million related to the mark-to-market adjustments, and realized gains of approximately $3.1 million for contracts settled. These amounts are included in other expense (income), net on the Company's consolidated statement of operations.

During fiscal 2014, the Company did not utilize foreign exchange contracts.

BORROWINGS

As of December 31, 2016, the fair value of the Company's $185.0 million in borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at December 31, 2016 was approximately $416 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTE 15 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities (at the end of either fiscal year) consisted of the following:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	December 31, 2016	January 2, 2016
Accrued bonuses and incentive compensation	$16,834	$17,934
Accrued employee benefits	17,165	19,751
Accrued and deferred rent	15,632	12,590

Other long-term liabilities that exceeded five percent of total liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	December 31, 2016	January 2, 2016
Deferred lease incentives	$74,015	$70,060

NOTE 16 – LEASE COMMITMENTS

Rent expense under operating leases (including properties and computer and office equipment) was approximately $150.6 million, $136.6 million, and $123.6 million for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively.

Minimum annual rental commitments under current noncancellable operating leases, as of December 31, 2016, substantially all of which relate to leased real estate, were as follows:

Fiscal Year	Operating Leases
2017	$168,196
2018	161,073
2019	148,086
2020	135,174
2021	121,468
Thereafter	379,712
Total	$1,113,709

Amounts related to property include leases on retail stores as well as various corporate offices, distribution facilities, and other premises. The majority of the Company's lease terms range between 5 and 10 years.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – VALUATION AND QUALIFYING ACCOUNTS

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding accounts receivable is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves	Wholesale sales returns reserves	Total
Balance at December 28, 2013	$9,308	$400	$9,708
Additional provisions	9,919	715	10,634
Charges to reserve	(7,419)	(715)	(8,134)
Balance at January 3, 2015	$11,808	$400	$12,208
Additional provisions	4,170	264	4,434
Charges to reserve	(7,435)	(264)	(7,699)
Balance at January 2, 2016	$8,543	$400	$8,943
Additional provisions	6,088	—	6,088
Charges to reserve	(5,879)	(400)	(6,279)
Balance at December 31, 2016	$8,752	$—	$8,752

NOTE 19 – UNAUDITED QUARTERLY FINANCIAL DATA

The unaudited summarized financial data by quarter for the fiscal years ended December 31, 2016 and January 2, 2016 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Fiscal 2016
Net sales	$724,085	$639,471	$901,425	$934,203
Gross profit	310,929	282,182	375,546	410,492
Selling, general, and administrative expenses	228,996	228,464	255,322	282,624
Royalty income	(11,075)	(9,525)	(10,670)	(11,545)
Operating income	93,008	63,243	130,894	139,413
Net income	53,980	36,198	80,811	87,117
Basic net income per common share (1)	1.05	0.72	1.62	1.77
Diluted net income per common share (1)	1.04	0.71	1.60	1.76

Fiscal 2015:
Net sales	$684,764	$612,765	$849,806	$866,544
Gross profit	284,052	262,895	347,539	363,538
Selling, general, and administrative expenses	211,183	209,296	230,017	258,737
Royalty income	(11,636)	(8,353)	(12,699)	(11,378)
Operating income	84,505	61,952	130,221	116,179
Net income	49,792	36,105	79,326	72,599
Basic net income per common share (1)	0.94	0.69	1.52	1.40
Diluted net income per common share (1)	0.94	0.68	1.51	1.39

(1) May not be additive to the net income per common share amounts for the fiscal year due to the calculation provision of ASC 260, Earnings Per Share.

NOTE 20 – GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheet
As of December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$229,056	$11,817	$58,485	$—	$299,358
Accounts receivable, net	—	176,825	18,315	7,331	—	202,471
Intercompany receivable	—	55,902	74,681	14,601	(145,184)	—
Finished goods inventories	—	278,696	174,542	60,153	(25,800)	487,591
Prepaid expenses and other current assets	—	11,402	16,028	4,750	—	32,180
Deferred income taxes	—	18,476	15,440	1,570	—	35,486
Total current assets	—	770,357	310,823	146,890	(170,984)	1,057,086
Property, plant, and equipment, net	—	155,187	194,691	35,996	—	385,874
Goodwill	—	136,570	—	39,439	—	176,009
Tradenames and other intangibles, net	—	223,428	85,500	—	—	308,928
Other assets	—	17,771	605	324	—	18,700
Intercompany long-term receivable	—	—	428,436	—	(428,436)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	788,124	753,753	145,076	—	(1,686,953)	—
Total assets	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$97,103	$41,947	$19,382	$—	$158,432
Intercompany payables	—	85,894	55,257	4,033	(145,184)	—
Other current liabilities	—	16,473	90,718	11,986	—	119,177
Total current liabilities	—	199,470	187,922	35,401	(145,184)	277,609

Long-term debt	—	561,399	—	18,977	—	580,376
Deferred income taxes	—	87,116	43,540	—	—	130,656
Intercompany long-term liability	—	428,436	—	—	(428,436)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,721	89,252	13,859	—	169,832
Stockholders' equity	788,124	813,924	744,417	154,412	(1,712,753)	788,124
Total liabilities and stockholders' equity	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

CARTER’S, INC.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
As of January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$325,771	$14,652	$40,786	$—	$381,209
Accounts receivable, net	—	178,842	23,980	4,748	—	207,570
Intercompany receivable	—	52,676	133,092	3,317	(189,085)	—
Finished goods inventories	—	271,148	184,618	48,960	(34,792)	469,934
Prepaid expenses and other current assets	—	17,460	14,261	6,094	—	37,815
Deferred income taxes	—	19,502	13,544	1,034	—	34,080
Total current assets	—	865,399	384,147	104,939	(223,877)	1,130,608
Property, plant, and equipment, net	—	162,031	180,322	29,351	—	371,704
Goodwill	—	136,570	—	38,304	—	174,874
Tradenames and other intangibles, net	—	225,348	85,500	—	—	310,848
Other assets	—	14,634	665	321	—	15,620
Intercompany long-term receivable	—	—	294,070	—	(294,070)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	875,051	652,598	100,146	—	(1,627,795)	—
Total assets	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$93,585	$44,951	$19,112	$—	$157,648
Intercompany payables	—	134,694	51,362	3,029	(189,085)	—
Other current liabilities	—	12,996	80,908	11,166	—	105,070
Total current liabilities	—	241,275	177,221	33,307	(189,085)	262,718

Long-term debt	—	560,541	—	18,431	—	578,972
Deferred income taxes	—	84,038	44,800	—	—	128,838
Intercompany long-term liability	—	294,070	—	—	(294,070)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,813	79,568	11,694	—	158,075
Stockholders' equity	875,051	909,843	643,261	109,483	(1,662,587)	875,051
Total liabilities and stockholders' equity	$875,051	$2,156,580	$1,044,850	$172,915	$(2,245,742)	$2,003,654

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,881,919	$1,762,882	$300,533	$(746,150)	$3,199,184
Cost of goods sold	—	1,358,209	1,033,403	155,571	(727,148)	1,820,035
Gross profit	—	523,710	729,479	144,962	(19,002)	1,379,149
Selling, general, and administrative expenses	—	177,605	753,874	101,494	(37,567)	995,406
Royalty income	—	(32,728)	(19,660)	—	9,573	(42,815)
Operating income (loss)	—	378,833	(4,735)	43,468	8,992	426,558
Interest expense	—	26,475	5,435	442	(5,308)	27,044
Interest income	—	(5,756)	—	(115)	5,308	(563)
(Income) loss in subsidiaries	(258,106)	4,413	(29,306)	—	282,999	—
Other (income) expense, net	—	(383)	482	3,908	—	4,007
Income (loss) before income taxes	258,106	354,084	18,654	39,233	(274,007)	396,070
Provision for income taxes	—	104,970	23,067	9,927	—	137,964
Net income (loss)	$258,106	$249,114	$(4,413)	$29,306	$(274,007)	$258,106

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the fiscal year ended January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,813,950	$1,639,826	$246,158	$(686,055)	$3,013,879
Cost of goods sold	—	1,286,411	989,284	136,317	(656,157)	1,755,855
Gross profit	—	527,539	650,542	109,841	(29,898)	1,258,024
Selling, general, and administrative expenses	—	181,150	679,532	88,257	(39,706)	909,233
Royalty income	—	(32,978)	(19,414)	—	8,326	(44,066)
Operating income (loss)	—	379,367	(9,576)	21,584	1,482	392,857
Interest expense	—	26,550	5,331	557	(5,407)	27,031
Interest income	—	(5,826)	—	(81)	5,407	(500)
(Income) loss in subsidiaries	(237,822)	19,775	(9,742)	—	227,789	—
Other (income) expense, net	—	(6)	(60)	(1,796)	—	(1,862)
Income (loss) before income taxes	237,822	338,874	(5,105)	22,904	(226,307)	368,188
Provision for income taxes	—	102,534	20,590	7,242	—	130,366
Net income (loss)	$237,822	$236,340	$(25,695)	$15,662	$(226,307)	$237,822

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the fiscal year ended January 3, 2015
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$258,106	$249,114	$(4,413)	$29,306	$(274,007)	$258,106
Post-retirement benefit plans	(335)	(335)	(666)	—	1,001	(335)
Foreign currency translation adjustments	1,962	1,962	1,962	1,962	(5,886)	1,962
Comprehensive income (loss)	$259,733	$250,741	$(3,117)	$31,268	$(278,892)	$259,733

For the fiscal year ended January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$237,822	$236,340	$(25,695)	$15,662	$(226,307)	$237,822
Post-retirement benefit plans	859	859	803	—	(1,662)	859
Foreign currency translation adjustments	(14,189)	(14,189)	(29,574)	(14,189)	57,952	(14,189)
Comprehensive income (loss)	$224,492	$223,010	$(54,466)	$1,473	$(170,017)	$224,492

For the fiscal year ended January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$194,670	$199,130	$(11,339)	$6,163	$(193,954)	$194,670
Post-retirement benefit plans	(5,110)	(5,110)	(4,963)	—	10,073	(5,110)
Foreign currency translation adjustments	(7,845)	(7,845)	(251)	(7,845)	15,941	(7,845)
Comprehensive income (loss)	$181,715	$186,175	$(16,553)	$(1,682)	$(167,940)	$181,715

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$206,843	$127,018	$35,368	$—	$369,229

Cash flows from investing activities:
Capital expenditures	—	(22,934)	(55,072)	(10,550)	—	(88,556)
Intercompany investing activity	368,307	480	(2,118)	131	(366,800)	—
Proceeds from sale of property, plant and equipment	—	23	—	193	—	216
Net cash provided by(used in) investing activities	$368,307	$(22,431)	$(57,190)	$(10,226)	$(366,800)	$(88,340)

Cash flows from financing activities:
Intercompany financing activity	—	(283,909)	(74,681)	(8,210)	366,800	—
Dividends paid	(66,355)	—	—	—	—	(66,355)
Repurchase of common stock	(300,445)	—	—	—	—	(300,445)
Income tax benefit from stock-based compensation	—	2,782	2,018	—	—	4,800
Withholdings from vesting of restricted stock	(8,673)	—	—	—	—	(8,673)
Proceeds from exercise of stock options	7,166	—	—	—	—	7,166
Net cash (used in) provided by financing activities	(368,307)	(281,127)	(72,663)	(8,210)	366,800	(363,507)
Effect of exchange rate changes on cash	—	—	—	767	—	767
Net (decrease) increase in cash and cash equivalents	—	(96,715)	(2,835)	17,699	—	(81,851)
Cash and cash equivalents, beginning of fiscal year	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of fiscal year	$—	$229,056	$11,817	$58,485	$—	$299,358

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$148,656	$115,589	$43,742	$—	$307,987

Cash flows from investing activities:
Capital expenditures	—	(27,813)	(64,707)	(10,977)	—	(103,497)
Intercompany investing activity	161,993	5,642	(2,735)	(8,582)	(156,318)	—
Proceeds from repayment of intercompany loan	—	35,000	—	—	(35,000)	—
Issuance of intercompany loan	—	(15,000)	—	—	15,000	—
Proceeds from sale of property, plant and equipment	—	65	—	7	—	72
Net cash provided by (used in) investing activities	$161,993	$(2,106)	$(67,442)	$(19,552)	$(176,318)	$(103,425)

Cash flows from financing activities:
Intercompany financing activity	—	(108,761)	(46,672)	(885)	156,318	—
Repayment of intercompany loan	—	—	—	(35,000)	35,000	—
Proceeds from intercompany loan	—	—	—	15,000	(15,000)	—
Borrowings under secured revolving credit facility	—	166,000	—	39,586	—	205,586
Payments on secured revolving credit facility	—	(186,000)	—	(19,237)	—	(205,237)
Payment of debt issuance costs	—	(1,628)	—	—	—	(1,628)
Payment of contingent consideration	—	(7,572)	—	—	—	(7,572)
Dividends paid	(46,028)	—	—	—	—	(46,028)
Repurchase of common stock	(110,290)	—	—	—	—	(110,290)
Income tax benefit from stock-based compensation	—	6,104	2,735	—	—	8,839
Withholdings from vesting of restricted stock	(12,651)	—	—	—	—	(12,651)
Proceeds from exercise of stock options	6,976	—	—	—	—	6,976
Net cash (used in) provided by financing activities	(161,993)	(131,857)	(43,937)	(536)	176,318	(162,005)
Effect of exchange rate changes on cash	—	—	—	(1,986)	—	(1,986)
Net increase in cash and cash equivalents	—	14,693	4,210	21,668	—	40,571
Cash and cash equivalents, beginning of fiscal year	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of fiscal year	$—	$325,771	$14,652	$40,786	$—	$381,209

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended January 3, 2015
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$189,945	$83,439	$9,013	$—	$282,397

Cash flows from investing activities:
Capital expenditures	—	(45,868)	(46,694)	(10,891)	—	(103,453)
Intercompany investing activity	118,060	15,864	(2,445)	(8,901)	(122,578)	—
Proceeds from repayment of intercompany loan	—	15,000	—	—	(15,000)	—
Issuance of intercompany loan	—	(35,000)	—	—	35,000	—
Acquisition of tradenames	—	(3,550)	—	—	—	(3,550)
Proceeds from sale of property, plant and equipment	—	2,267	—	4	—	2,271
Net cash provided by (used in) investing activities	$118,060	$(51,287)	$(49,139)	$(19,788)	$(102,578)	(104,732)

Cash flows from financing activities:
Intercompany financing activity	—	(99,018)	(26,302)	2,742	122,578	—
Proceeds from intercompany loan	—	—	—	(15,000)	15,000	—
Repayment of intercompany loan	—	—	—	35,000	(35,000)	—
Payment of debt issuance costs	—	(177)	—	—	—	(177)
Payment of contingent consideration	—	(8,901)	—	—	—	(8,901)
Dividends paid	(40,477)	—	—	—	—	(40,477)
Repurchase of common stock	(82,099)	—	—	—	—	(82,099)
Income tax benefit from stock-based compensation	—	2,256	2,444	—	—	4,700
Withholdings from vesting of restricted stock	(4,548)	—	—	—	—	(4,548)
Proceeds from exercise of stock options	9,064	—	—	—	—	9,064
Net cash (used in) provided by financing activities	(118,060)	(105,840)	(23,858)	22,742	102,578	(122,438)
Effect of exchange rate changes on cash	—	—	—	(1,135)	—	(1,135)
Net increase in cash and cash equivalents	—	32,818	10,442	10,832	—	54,092
Cash and cash equivalents, beginning of fiscal year	—	278,260	—	8,286	—	286,546
Cash and cash equivalents, end of fiscal year	$—	$311,078	$10,442	$19,118	$—	$340,638

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – SUBSEQUENT EVENTS

Segments

At the beginning of fiscal 2017, the Company combined four of its prior U.S. operating segments into two new operating segments to align with how the Company's executive management currently views and manages the business. Carter's Retail and OshKosh Retail were combined into a single U.S. Retail operating segment, and Carter's Wholesale and OshKosh Wholesale were combined into a single U.S. Wholesale operating segment. The Company's International segment was not affected by these changes. The Company's reportable segments at the beginning of fiscal 2017 are U.S. Retail, U.S. Wholesale, and International.

Business Acquisition

On February 22, 2017, the Company purchased all of the outstanding equity of Skip Hop Holding's, Inc. ("Skip Hop") for a total purchase price of $140 million in cash consideration, subject to a working capital adjustment, plus a potential future payment of up to $10 million contingent upon the achievement of certain fiscal targets in 2017, as outlined in the purchase agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2016.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter's, Inc.'s internal control over financial reporting containing the required disclosures, which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2016, the Company successfully finished testing related to the Company's completed replacement of a financial information system used to process and record certain of the Company's financial transactions.

There were no other changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. scheduled to be held on May 17, 2017. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	1,441,210	$52.7	1,625,371
Equity compensation plans not approved by security holders	—	—	—
Total	1,441,210	$52.7	1,625,371

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.

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

10.2 *
Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers. Incorporated by reference to Carter’s Inc.’s Quarterly Report on Form 10-Q filed on October 29, 2015.

10.3 *	Amended and Restated Equity Incentive Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on March 31, 2016.

10.4 *	Amended and Restated Annual Incentive Compensation Plan. Incorporated by reference to Carter's, Inc.'s Schedule 14A filed on March 31, 2016.
10.5 *	The William Carter Company Severance Plan, dated as of March 1, 2009. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.
10.6 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010. Incorporated by reference to Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011.
10.7
Lease Agreement dated March 29, 2012 between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC. Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on April 27, 2012.

10.8
Lease Agreement dated December 14, 2012 between The William Carter Company and Phipps Tower Associates, LLC. & Lease Termination Agreement dated December 14, 2012 between The William Carter Company and John Hancock Life Insurance Company (U.S.A.). Incorporated by reference to Carter's, Inc.'s Current Report on Form 8-K filed on December 14, 2012.

10.9	Phipps Tower Lease - Second Amendment dated June 17, 2013 Incorporated by reference to Carter's, Inc. Quarterly Report on Form 10-Q filed on July 26, 2013.
21	Subsidiaries of Carter's, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.

* Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

Omitted at registrant's option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER'S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 23, 2017
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 23, 2017
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 23, 2017
Amy Woods Brinkley

/s/ GIUSEPPINA BUONFANTINO	Director	February 23, 2017
Giuseppina Buonfantino

/s/ VANESSA J. CASTAGNA	Director	February 23, 2017
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director	February 23, 2017
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 23, 2017
Jevin S. Eagle

/s/ PAUL FULTON	Director	February 23, 2017
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director	February 23, 2017
William J. Montgoris

/s/ DAVID PULVER	Director	February 23, 2017
David Pulver

/s/ THOMAS E. WHIDDON	Director	February 23, 2017
Thomas E. Whiddon