Form 10-Q
period 2017-04-01
CARTERS INC
filed 2017-04-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (X) No ( )
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer (X) Accelerated Filer ( )
Non-Accelerated Filer ( ) (Do not check if a smaller reporting company) Smaller Reporting Company ( )
Emerging Growth Company ( )
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 21, 2017
Common stock, par value $0.01 per share	48,390,342

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	April 1, 2017	December 31, 2016	April 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$154,278	$299,358	$395,141
Accounts receivable, net	206,707	202,471	192,569
Finished goods inventories	434,712	487,591	376,499
Prepaid expenses and other current assets	46,153	32,180	36,791
Deferred income taxes	—	35,486	31,841
Total current assets	841,850	1,057,086	1,032,841
Property, plant, and equipment, net of accumulated depreciation of $365,733, $345,907, and $307,449, respectively	386,275	385,874	377,273
Tradenames and other intangible assets, net	401,379	308,928	309,853
Goodwill	232,925	176,009	177,238
Other assets	23,034	18,700	15,258
Total assets	$1,885,463	$1,946,597	$1,912,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,386	$158,432	$90,387
Other current liabilities	123,661	119,177	102,494
Total current liabilities	225,047	277,609	192,881

Long-term debt, net	581,621	580,376	580,319
Deferred income taxes	133,552	130,656	128,815
Other long-term liabilities	173,280	169,832	161,731
Total liabilities	$1,113,500	$1,158,473	$1,063,746

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 1, 2017, December 31, 2016, and April 2, 2016	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 48,517,417, 48,948,670 and 51,206,395 shares issued and outstanding at April 1, 2017, December 31, 2016 and April 2, 2016, respectively	485	489	512
Accumulated other comprehensive loss	(33,793)	(34,740)	(31,081)
Retained earnings	805,271	822,375	879,286
Total stockholders' equity	771,963	788,124	848,717
Total liabilities and stockholders' equity	$1,885,463	$1,946,597	$1,912,463

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net sales	$732,755	$724,085
Cost of goods sold	416,953	413,156
Gross profit	315,802	310,929
Selling, general, and administrative expenses	247,794	228,996
Royalty income	(10,558)	(11,075)
Operating income	78,566	93,008
Interest expense	7,104	6,739
Interest income	(139)	(207)
Other (income) expense, net	(221)	3,193
Income before income taxes	71,822	83,283
Provision for income taxes	25,158	29,303
Net income	$46,664	$53,980

Basic net income per common share	$0.96	$1.05
Diluted net income per common share	$0.95	$1.04
Dividend declared and paid per common share	$0.37	$0.33

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net income	$46,664	$53,980
Other comprehensive income:
Foreign currency translation adjustments	947	5,286
Comprehensive income	$47,611	$59,266

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 31, 2016	48,948,670	$489	$—	$(34,740)	$822,375	$788,124
Exercise of stock options	32,825	1	1,625	—	—	1,626
Withholdings from vesting of restricted stock	(65,388)	(1)	(5,551)	—	—	(5,552)
Restricted stock activity	145,254	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,779	—	—	4,779
Repurchase of common stock	(543,944)	(5)	(852)	—	(45,770)	(46,627)
Cash dividends declared and paid	—	—	—	—	(17,998)	(17,998)
Comprehensive income	—	—	—	947	46,664	47,611
Balance at April 1, 2017	48,517,417	$485	$—	$(33,793)	$805,271	$771,963

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$46,664	$53,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,513	17,177
Amortization of tradenames	250	995
Amortization of debt issuance costs	373	361
Non-cash stock-based compensation expense	4,779	4,556
Foreign currency (gain) loss, net	(62)	3,780
Income tax benefit from stock-based compensation	—	(3,144)
Loss on disposal of property, plant, and equipment	189	192
Deferred income taxes	3,491	2,226
Effect of changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	16,247	15,247
Finished goods inventories	82,086	96,056
Prepaid expenses and other assets	(15,350)	(576)
Accounts payable and other liabilities	(74,000)	(62,568)
Net cash provided by operating activities	84,180	128,282

Cash flows from investing activities:
Capital expenditures	(17,991)	(25,552)
Acquisition of Skip Hop Holdings, Inc., net of cash acquired	(143,704)	—
Net cash used in investing activities	(161,695)	(25,552)

Cash flows from financing activities:
Borrowing under secured revolving credit facility	20,000	—
Payment on secured revolving credit facility	(18,965)	—
Repurchases of common stock	(46,627)	(71,561)
Dividends paid	(17,998)	(17,032)
Income tax benefit from stock-based compensation	—	3,144
Withholdings from vestings of restricted stock	(5,552)	(8,454)
Proceeds from exercises of stock options	1,626	3,747
Net cash used in financing activities	(67,516)	(90,156)

Effect of exchange rate changes on cash and cash equivalents	(49)	1,358
Net (decrease) increase in cash and cash equivalents	(145,080)	13,932
Cash and cash equivalents, beginning of period	299,358	381,209
Cash and cash equivalents, end of period	$154,278	$395,141

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear and related products under the Carter's, Child of Mine, Just One You, Precious Firsts, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and for the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of April 1, 2017, the Company operated 965 retail stores.

NOTE 2 – BASIS OF PREPARATION AND BUSINESS ACQUISITION

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended April 1, 2017 are not necessarily indicative of the results that may be expected for the 2017 fiscal year ending December 30, 2017.

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

The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

Skip Hop Acquisition

The accompanying unaudited condensed consolidated financial statements and footnotes include the accounts of Skip Hop Holdings, Inc. and subsidiaries ("Skip Hop") from February 23, 2017. Carter's, Inc.'s wholly-owned subsidiary, The William Carter Company ("TWCC"), acquired 100% of the voting equity interests of Skip Hop after the close of business on February 22, 2017. The acquisition of Skip Hop expanded the Company’s product offerings to include complementary essential core products for families with young children. Skip Hop's product lines include diaper bags, kid’s backpacks, travel accessories, home gear, and hardline goods for playtime, mealtime, and bath time. Skip Hop's products are sold through wholesale and eCommerce channels.

The Skip Hop purchase was deemed to be the acquisition of a business under the provisions of Accounting Standards Codification ("ASC") No. 805, Business Combinations. The purchase price is subject to a working capital adjustment, plus a potential future payment of up to $10 million contingent upon the achievement of certain financial targets in 2017. The measurement period, as defined under the provisions of ASC 805, is open for certain assets and liabilities. Based on preliminary fair values assigned to assets and liabilities, the purchase price at acquisition of approximately $147.3 million, net of $0.8 million cash acquired, represented: $56.6 million of goodwill which includes an assembled workforce; $92.7 million of intangible assets; $54.7 million of tangible assets acquired, including finished goods inventory of $28.6 million, accounts receivable of $20.4 million, PP&E of $4.2 million; and $23.2 million of liabilities in addition to $33.5 million of deferred income tax liabilities. The goodwill is not tax deductible to the Company. Based on the purchase price, Skip Hop's assets, and Skip Hop's pre-tax operating income prior to the acquisition, the acquired Skip Hop business does not meet the materiality

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

requirements for preparation and presentation of the pro forma financial information prescribed by Article 11 of Regulation S-X. The majority of Skip Hop's wholesale operations became a part of the Company's U.S. Wholesale operating segment, with the remainder becoming part of the Company's International operating segment. Skip Hop's eCommerce retail operations became part of the Company's U.S. Retail operating segment. Between the acquisition date and the end of the Company's first quarter of fiscal 2017, Skip Hop contributed approximately $10.4 million of net sales to the Company's consolidated net sales and produced operating income of approximately $0.3 million.

Accounting Policies

The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material subsequent changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal 2017.

Adoption of New Accounting Pronouncements At the Beginning of Fiscal 2017

Accounting for Share-Based Payments to Employees (ASU 2016-09)

At the beginning of its first quarter of fiscal 2017, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amended ASC Topic 718, Stock Compensation. The adoption of this ASU affected the Company consolidated financial statements as follows.

Consolidated Statement of Operations - ASU 2016-09 imposes a new requirement to record all of the excess income tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to settlement date) related to share-based payments at settlement through the statement of operations instead of the former requirement to record income tax benefits in excess of compensation cost ("windfalls") in equity, and income tax deficiencies ("shortfalls") in equity to the extent of previous windfalls, and then to operations. This change is required to be applied prospectively upon adoption of ASU 2016-09 to all excess income tax benefits and deficiencies resulting from settlements of share-based payments after the date of adoption. For the first quarter of fiscal 2017, the Company’s provision for income taxes on its consolidated statement of operations includes a benefit of approximately $1.0 million related to net excess income tax benefits for settlements of share-based payments during the current quarter. For the first quarter of fiscal 2016, the Company recognized net excess income tax benefits of approximately $3.1 million for share-based payments settled during that quarter, and this net tax benefit was recorded directly to the Company’s consolidated statement of stockholders’ equity and has not been reclassified to the Company’s consolidated statement of operations, in accordance with adoption and transition provisions of ASU 2016-09.

Consolidated Statement of Cash Flows - ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments, such as excess income tax benefits, are to be reported as operating activities on the statement of cash flows, a change from the prior requirement to present windfall income tax benefits as an inflow from financing activities and an offsetting outflow from operating activities. As permitted, the Company elected to apply these provisions prospectively to its consolidated statement of cash flows, and accordingly, periods prior to fiscal 2017 have not been adjusted.

Additionally, ASU 2016-09 clarifies that all cash payments made to taxing authorities on the employees' behalf for withheld shares at settlement are presented as financing activities on the statement of cash flows. This change must be applied retrospectively. The presentation requirements did not result in reclassification for any prior periods since such cash flows have historically been presented as a financing activity by the Company on its consolidated statement of cash flows.

The Company elected to continue to estimate forfeitures expected to occur to determine the amount of share-based compensation cost to recognize in each period, as permitted by ASU 2016-09. Accordingly, no cumulative effect was recorded in retained earnings on the Company’s consolidated statement of stockholders’ equity at the beginning of fiscal 2017 upon the adoption of ASU 2016-09.

Simplified Subsequent Measurement of Inventory (ASU 2015-11)

At the beginning of its first quarter of fiscal 2017, the Company adopted the provisions of ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 simplifies subsequent measurements of inventory by replacing the lower of cost or market test, required under prior guidance, with a lower of cost and net realizable

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

value test. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in-first-out (LIFO) and the retail inventory method. For inventory within the scope of ASU 2015-11, entities are required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by prior guidance ("market," "subject to a floor," and a "ceiling"). When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), entities recognize the difference as a loss in earnings in the period in which it occurs. The adoption of ASU 2015-11 was not material to the Company's consolidated financial condition, results of operations, or cash flows.

Balance Sheet Classification of Deferred Taxes (ASU 2015-17)

The Company prospectively adopted the provisions of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), at the beginning of the first quarter of fiscal 2017. ASU 2015-17 simplifies the balance sheet presentation of deferred income taxes by reporting the net amount of deferred tax assets and liabilities for each tax-paying jurisdiction as non-current on the balance sheet. Prior guidance required the deferred taxes for each tax-paying jurisdiction to be presented as a net current asset or liability and net non-current asset or liability. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after December 31, 2016. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components, net of applicable income taxes, of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	April 1, 2017	December 31, 2016	April 2, 2016
Cumulative foreign currency translation adjustments	$(26,677)	$(27,624)	$(24,300)
Pension and post-retirement liability adjustments	(7,116)	(7,116)	(6,781)
Total accumulated other comprehensive loss	$(33,793)	$(34,740)	$(31,081)

Changes in accumulated other comprehensive loss for the first quarter of fiscal 2017 consisted of net gains of $0.9 million for foreign currency translation adjustments. Changes in accumulated other comprehensive loss for the first quarter of fiscal 2016 consisted of gains of $5.3 million for foreign currency translation adjustments. During the first quarters of both fiscal 2017 and fiscal 2016, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 4 – GOODWILL, TRADENAMES AND OTHER INTANGIBLE ASSETS

The Company's goodwill and intangible assets were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		April 1, 2017			December 31, 2016
(dollars in thousands)	Weighted-average useful life	Gross fair value	Accumulated amortization	Net amount	Gross fair value	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada acquisition	Indefinite	39,800	—	39,800	39,439	—	39,439
Skip Hop acquisition (1)	Indefinite	56,555	—	56,555	—	—	—
Total goodwill		$232,925	$—	$232,925	$176,009	$—	$176,009

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename (1)	Indefinite	56,800	—	56,800	—	—	—
Finite-life tradenames (2)	2-20 years	42,009	38,858	3,151	42,005	38,810	3,195
Total tradenames		$404,542	$38,858	$365,684	$347,738	$38,810	$308,928

Skip Hop customer relationships (1)	15 years	35,900	205	35,695	—	—	—

Total tradenames and other intangibles, net		$440,442	$39,063	$401,379	$347,738	$38,810	$308,928
(1) Subject to revision. The measurement period, as defined in ASC 805, Business Combinations, is open for certain assets and liabilities related to the Skip Hop business acquisition that closed on February 22, 2017.

(2) Relates to the acquisition of rights to the Carter's brand in Chile in December 2014, the Carter's Watch to Wear and H.W. Carter & Sons brand worldwide in 2013, and the Bonnie Togs (Canada) acquisition in 2011. At April 1, 2017, the remaining unamortized balance relates only to the Carter's brand in Chile.

		April 2, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570
Canadian acquisition	Indefinite	40,668	—	40,668
Total goodwill		$177,238	$—	$177,238

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Finite-life tradenames	2-20 years	42,019	37,899	4,120
Total tradenames		$347,752	$37,899	$309,853

The substantial majority of Skip Hop wholesale operations became part of the Company's U.S. Wholesale reportable segment, with the remainder becoming part of the Company's International reportable segment. Skip Hop's eCommerce operations became part of the U.S. Retail reportable segment. The assignment of goodwill to reporting units has not been completed.

Changes in the carrying values between comparative periods for goodwill related to the Company's 2011 acquisition of its Canadian business (Bonnie Togs) were due to fluctuations in the foreign currency exchange rates between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company's consolidated financial statements. The portion of the changes in the carrying values for other trademarks, including the related accumulated amortization, that was not attributable to amortization expense was also impacted by these same foreign currency exchange rate fluctuations.

Included in finite-life tradenames is the Company's exclusive rights to the Carter's brands including trademark registrations in Chile. The Company acquired the Chile rights in 2014 for approximately $3.6 million in cash. This tradename is being amortized over 20 years using a straight-line method. The Company recorded approximately $0.1 million and $1.0 million in amortization expense for the fiscal quarters ended April 1, 2017 and April 2, 2016, respectively. Future amortization expense is estimated to be approximately $0.2 million for each of the next five fiscal years. All other finite-life tradenames were fully amortized prior to fiscal 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Skip Hop customer relationships intangible asset acquired in February 2017, the Company recorded approximately $0.2 million of amortization expense for the first quarter of fiscal 2017. Future amortization expense is estimated to be approximately $2.4 million each year for the next 15 years.

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

The total aggregate remaining capacity under outstanding repurchase authorizations as of April 1, 2017 was approximately $227.8 million, based on settled repurchase transactions. The authorizations have no expiration date.

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Number of shares repurchased	543,944	722,364
Aggregate cost of shares repurchased (dollars in thousands)	$46,627	$71,561
Average price per share	$85.72	$99.07

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the first fiscal quarters ended April 1, 2017 and April 2, 2016, the Company declared and paid cash dividends per share of $0.37 and $0.33, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the indenture governing the senior notes TWCC and in TWCC's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock. Provisions related to the indenture governing the senior notes are described in the Company's Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands)	April 1, 2017	December 31, 2016	April 2, 2016
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(4,379)	(4,601)	(5,250)
Senior notes, net	395,621	395,399	394,750
Secured revolving credit facility	186,000	184,977	185,569
Total long-term debt, net	$581,621	$580,376	$580,319

During the first quarter of fiscal 2017, the Company repaid CAD $25.5 million, which approximated $19.0 million, of outstanding borrowings under the multicurrency credit facility and simultaneously borrowed $20.0 million under the U.S. dollar credit facility. These transactions are reflected on the Company's consolidated statement of cash flows.

Secured Revolving Credit Facility

The aggregate principal amount of the Company's amended and restated secured revolving credit facility is $500 million consisting of (i) a $400 million U.S. dollar revolving credit facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings by TWCC and (ii) a $100 million multicurrency revolving credit facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings by TWCC and certain other subsidiaries of TWCC in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The secured revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing revolving credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount available to the Company not to exceed $200 million and the aggregate multicurrency amount available not to exceed $50 million). The Company's secured revolving credit facility matures on September 16, 2020.

As of April 1, 2017, the Company had $186.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of April 1, 2017, approximately $309.2 million remained available for future borrowing.

As of April 1, 2017, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of April 1, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 2.29% on that date. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.

As disclosed in the Company's most recent Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016, the Company's secured revolving credit facility contains covenants, including affirmative and financial covenants. As of April 1, 2017, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

As of April 1, 2017, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as described in the table above.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended
(dollars in thousands)	April 1, 2017	April 2, 2016
Stock options	$1,244	$1,296
Restricted stock:
Time-based awards	2,312	2,145
Performance-based awards	1,223	1,115
Total	$4,779	$4,556

On February 14, 2017, the Company's Board of Directors approved the issuance of the following new awards to certain key employees under the Company's existing stock-based compensation plan, subject to vesting: 295,964 stock options with an exercise price of $83.84 and grant-date fair value of $19.50 each; 91,592 shares of time-based restricted stock awards with a grant-date fair value of $83.84 each; and 58,784 shares of performance-based restricted stock awards with a grant-date fair value of $83.84 each.

During the first quarter of fiscal 2017, a total of 148,171 restricted stock awards (time- and performance-based) vested with a weighted-average grant-date fair value of $72.47 each. During the first quarter of fiscal 2016, a total of 199,937 restricted stock awards (time- and performance-based) vested with a weighted average grant-date fair value of $60.23 each.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The components of net periodic pension cost included in the statement of operations were comprised of:

	Fiscal quarter ended
(dollars in thousands)	April 1, 2017	April 2, 2016
Interest cost	$611	$629
Expected return on plan assets	(650)	(676)
Recognized actuarial loss	170	145
Net periodic pension cost	$131	$98

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement (benefit) cost included in the statement of operations were comprised of:

	Fiscal quarter ended
(dollars in thousands)	April 1, 2017	April 2, 2016
Service cost – benefits attributed to service during the period	$7	$31
Interest cost on accumulated post-retirement benefit obligation	34	44
Amortization net actuarial gain	(76)	(49)
Total net periodic post-retirement (benefit) cost	$(35)	$26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – INCOME TAXES

As of April 1, 2017, the Company had gross unrecognized income tax benefits of approximately $11.9 million, of which $7.8 million, if ultimately recognized, may affect the Company's effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at April 1, 2017 were approximately $1.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2017 or fiscal 2018 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the first quarters of 2017 and 2016, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $1.0 million, $0.8 million, and $0.7 million of interest accrued on uncertain tax positions as of April 1, 2017, December 31, 2016, and April 2, 2016, respectively.

As disclosed in note 2, the Company's adoption of ASU 2016-09 benefited consolidated income tax expense by approximately $1.0 million for the first quarter of fiscal 2017. The adoption of ASU 2016-09 had no impact on income tax expense for prior periods.

As disclosed in note 2, the Company prospectively adopted the provisions for classification of deferred income tax assets and liabilities on the Company's consolidated balance sheet at the beginning of fiscal 2017. Classifications for deferred income tax assets and liabilities for prior periods have not been adjusted on the Company's consolidated balance sheets.

Deferred income tax liabilities on the Company's consolidated balance sheet at April 1, 2017 increased by $33.5 million due to the acquisition of Skip Hop during the first quarter of fiscal 2017.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities that are remeasured at fair value each reporting period:

	April 1, 2017			December 31, 2016			April 2, 2016
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments (1)	$14.8	—	—	$12.3	—	—	$8.2	—	—
Foreign exchange forward contracts (3)	—	—	—	—	—	—	—	$0.1	—

Liabilities
Contingent consideration (2)	—	—	$3.6	—	—	—	—	—	—
Foreign exchange forward contracts (4)	—	—	—	—	—	—	—	$2.1	—

(1) Included in Other Assets on the Company's consolidated balance sheet.
(2) Included in Other Current Liabilities on the Company's consolidated balance sheet.
(3) Included in Prepaid Expenses and Other Current Assets on the Company's consolidated balance sheet.
(4) Included in Other Current Liabilities on the Company's consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. Gains on the investments in marketable securities were $0.7 million for the fiscal quarter ended April 1, 2017. Losses on the investments in marketable securities were $0.4 million for the fiscal quarter ended April 2, 2016. These amounts are included in Other (income) expense, net.

CONTINGENT CONSIDERATION

In connection with the Company's acquisition of Skip Hop on February 22, 2017, the Company may be obligated to pay up to $10 million of additional cash consideration to the sellers of Skip Hop if the acquired business achieves certain financial targets in fiscal 2017. The Company has preliminarily estimated the discounted fair value of this contingency to be approximately $3.6 million (undiscounted approximately $3.8 million) on the date of acquisition based on a weighted payout probability of 50%. Subsequent changes in the fair value of this contingency were not material through the end of the fiscal quarter ended April 1, 2017. The Company will remeasure the fair value of this contingency at the end of each reporting period in fiscal 2017.

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars) and are classified as Level 2 within the fair value hierarchy. At April 1, 2017 and December 31, 2016, there were no open foreign currency contracts. At April 2, 2016, the notional value of the open foreign currency forward contracts was $44.0 million.

DEBT OBLIGATIONS

The Company's outstanding debt obligations are reflected in the consolidated balance sheet at carrying value. These debt obligations are not remeasured at fair value each reporting period, however the following fair value disclosures are provided:

•	As of April 1, 2017, the fair value of the Company's $186.0 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

•
The fair value of the Company's senior notes at April 1, 2017 was approximately $412 million. The fair value of these senior notes with a notional value and carrying value of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	48,322,692	51,176,987
Dilutive effect of equity awards	554,994	467,103
Diluted number of common and common equivalent shares outstanding	48,877,686	51,644,090

Basic net income per common share (in thousands, except per share data):
Net income	$46,664	$53,980
Income allocated to participating securities	(370)	(444)
Net income available to common shareholders	$46,294	$53,536

Basic net income per common share	$0.96	$1.05

Diluted net income per common share (in thousands, except per share data):
Net income	$46,664	$53,980
Income allocated to participating securities	(367)	(441)
Net income available to common shareholders	$46,297	$53,539

Diluted net income per common share	$0.95	$1.04

Anti-dilutive shares excluded from dilutive earnings per share computation	530,697	386,030

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	April 1, 2017	December 31, 2016	April 2, 2016
Accrued bonuses and incentive compensation	$2,924	$16,834	$4,148
Income taxes payable	25,960	8,458	19,195
Accrued customer loyalty program reserve	11,120	10,510	10,276
Accrued salaries and wages	11,616	4,312	10,284
Unredeemed gift cards	10,839	11,441	9,996
Accrued employee benefits	8,453	17,165	8,157
Accrued and deferred rent	17,022	15,632	13,409

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	April 1, 2017	December 31, 2016	April 2, 2016
Deferred lease incentives	$74,447	$74,015	$72,086

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 14 – SEGMENT INFORMATION

At the beginning of fiscal 2017, the Company combined its Carter's Retail and OshKosh Retail into a single U.S. Retail operating segment, and its Carter's Wholesale and OshKosh Wholesale into a single U.S. Wholesale operating segment, in order to reflect the sales-channel approach the Company's executive management now uses to evaluate its business performance and manage operations in the U.S.  The Company's International segment was not affected by these changes. The Company's reportable segments are now U.S. Retail, U.S. Wholesale, and International.

Prior periods have been conformed to reflect the Company's current segment structure by adding together Carter's Retail and OshKosh Retail as U.S. Retail and Carter's Wholesale and OshKosh Wholesale as U.S. Wholesale. Prior results for the International segment and Corporate were not impacted.

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended
(dollars in thousands)	April 1, 2017	% of Total Net Sales	April 2, 2016	% of Total Net Sales
Net sales:
U.S. Wholesale	$292,555	39.9%	$292,054	40.3%
U.S. Retail (a)	363,771	49.6%	354,089	48.9%
International (b)	76,429	10.5%	77,942	10.8%
Total net sales	$732,755	100.0%	$724,085	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales
U.S. Wholesale	$69,695	23.8%	$68,411	23.4%
U.S. Retail (a)	29,900	8.2%	39,469	11.1%
International (b)	3,685	4.8%	8,441	10.8%
Corporate expenses (c) (d) (e) (f)	(24,714)		(23,313)
Total operating income	$78,566	10.7%	$93,008	12.8%

(a)	Includes retail store and eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales.

(c)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(d)	Includes charges related to the amortization of the H.W. Carter and Sons tradenames of approximately $1.0 million for the fiscal quarter ended April 2, 2016.

(e)	Includes expenses related to the acquisition of Skip Hop of approximately $1.3 million for the fiscal quarter ended April 1, 2017.

(f)	Includes charges related to the Company's direct sourcing initiative of approximately $0.2 million for the fiscal quarter ended April 1, 2017.

NOTE 15 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance, and additional updates are possible. The standard will be effective for the Company at the beginning of fiscal 2018, including interim periods within that fiscal year. Upon adoption, the Company will apply the provisions of ASC 606 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. Based on an assessment of the Company's significant sources of revenue, at this time the Company does not believe that the adoption of ASC 606, including any of the policy elections required or permitted by ASC 606, will have a material impact on its consolidated financial position, results of operations and cash flows. Based on this assessment, at this time the Company does not believe the adoption of ASC 606 will have a significant impact on processes, systems, or controls.

Leases (ASU 2016-02)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases ("ASU 2016-02"). Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will have little or no impact on an entity's results of operations or cash flows. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The new standard requires a modified retrospective basis, and early adoption is permitted. The Company is still evaluating the potential impacts of ASU

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2016-02 on its consolidated balance sheet. However, the Company expects that the adoption of ASU 2016-02 will require the Company to recognize right-of-use assets and lease liabilities that will be material to the Company's consolidated balance sheet.

Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019 with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods therein. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable.

Classification of Costs Related to Defined Benefit Pension and Other Post-retirement Benefit Plans (ASU 2017-07)

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer's statement of operations will present service cost arising in the current period in the same income statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, will be presented on the income statement on a line item outside (or below) operating income. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Presentation of the components of net periodic benefit cost on the income statement will be applied retrospectively. The impact that ASU 2017-07 will have on the Company's operating income will depend on future periodic pension costs related to the Company's current frozen defined benefit pension plan and post-retirement medical benefit plan. However, based on these costs in recent annual and interim reporting periods, the adoption of ASU 2017-07 is not expected to be material to the Company's operating income.

Goodwill Impairment Testing (ASU 2017-04)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, ASU 2017-04 will be applied prospectively. Adoption for public companies is effective for annual and interim impairment test performed in periods after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

Statement of Cash Flows (ASU 2016-15)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). This ASU represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that each impact classifications on the statement of cash flows. In particular, issue number three addresses the classification of contingent consideration payments made after a business combination. Under ASU 2016-15, cash payments made soon after an acquisition’s consummation date (i.e., approximately three months or less) will be classified as cash outflows for investing activities. Payments made thereafter will be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability will be classified as cash outflows for operating activities. For public business entities, ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The guidance requires application using a retrospective transition method.  Early adoption is permitted, provided that all of the amendments are adopted in the same period. At the current time, none of the other items contained in ASU 2016-15 are expected to impact the Company's classifications on its consolidated statement of cash flows.

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

For additional information, refer to the Company's Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$108,944	$12,992	$32,342	$—	$154,278
Accounts receivable, net	—	168,560	32,642	5,505	—	206,707
Intercompany receivable	—	87,901	60,971	14,810	(163,682)	—
Finished goods inventories	—	197,022	205,335	48,934	(16,579)	434,712
Prepaid expenses and other current assets	—	16,386	18,288	11,479	—	46,153
Total current assets	—	578,813	330,228	113,070	(180,261)	841,850
Property, plant, and equipment, net	—	154,119	196,876	35,280	—	386,275
Goodwill	—	136,570	56,072	40,283	—	232,925
Tradenames and other intangible assets, net	—	223,384	177,995	—	—	401,379
Other assets	—	20,635	549	1,850	—	23,034
Intercompany long-term receivable	—	—	423,287	—	(423,287)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	771,963	905,397	146,266	—	(1,823,626)	—
Total assets	$771,963	$2,118,918	$1,331,273	$190,483	$(2,527,174)	$1,885,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$56,871	$34,820	$9,695	$—	$101,386
Intercompany payables	—	71,796	88,529	3,357	(163,682)	—
Other current liabilities	—	57,324	58,278	8,059	—	123,661
Total current liabilities	—	185,991	181,627	21,111	(163,682)	225,047

Long-term debt, net	—	581,621	—	—	—	581,621
Deferred income taxes	—	71,250	62,200	102	—	133,552
Intercompany long-term liability	—	423,287	—	—	(423,287)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,227	91,385	13,668	—	173,280
Stockholders' equity	771,963	788,542	896,061	155,602	(1,840,205)	771,963
Total liabilities and stockholders' equity	$771,963	$2,118,918	$1,331,273	$190,483	$(2,527,174)	$1,885,463

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$229,056	$11,817	$58,485	$—	$299,358
Accounts receivable, net	—	176,825	18,315	7,331	—	202,471
Intercompany receivable	—	55,902	74,681	14,601	(145,184)	—
Finished goods inventories	—	278,696	174,542	60,153	(25,800)	487,591
Prepaid expenses and other current assets	—	11,402	16,028	4,750	—	32,180
Deferred income taxes	—	18,476	15,440	1,570	—	35,486
Total current assets	—	770,357	310,823	146,890	(170,984)	1,057,086
Property, plant, and equipment, net	—	155,187	194,691	35,996	—	385,874
Goodwill	—	136,570	—	39,439	—	176,009
Tradenames, net	—	223,428	85,500	—	—	308,928
Other assets	—	17,771	605	324	—	18,700
Intercompany long-term receivable	—	—	428,436	—	(428,436)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	788,124	753,753	145,076	—	(1,686,953)	—
Total assets	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$97,103	$41,947	$19,382	$—	$158,432
Intercompany payables	—	85,894	55,257	4,033	(145,184)	—
Other current liabilities	—	16,473	90,718	11,986	—	119,177
Total current liabilities	—	199,470	187,922	35,401	(145,184)	277,609

Long-term debt, net	—	561,399	—	18,977	—	580,376
Deferred income taxes	—	87,116	43,540	—	—	130,656
Intercompany long-term liability	—	428,436	—	—	(428,436)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,721	89,252	13,859	—	169,832
Stockholders' equity	788,124	813,924	744,417	154,412	(1,712,753)	788,124
Total liabilities and stockholders' equity	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$331,672	$19,802	$43,667	$—	$395,141
Accounts receivable, net	—	166,843	20,212	5,514	—	192,569
Intercompany receivable	—	67,203	120,901	5,157	(193,261)	—
Intercompany loan receivable	—	—	—	—	—	—
Finished goods inventories	—	189,225	186,901	40,421	(40,048)	376,499
Prepaid expenses and other current assets	—	17,879	14,273	4,639	—	36,791
Deferred income taxes	—	14,766	14,696	2,379	—	31,841
Total current assets	—	787,588	376,785	101,777	(233,309)	1,032,841
Property, plant, and equipment, net	—	162,110	184,548	30,615	—	377,273
Goodwill	—	136,570	—	40,668	—	177,238
Tradenames and other intangibles, net	—	224,353	85,500	—	—	309,853
Other assets	—	14,164	795	299	—	15,258
Intercompany long-term receivable	—	—	294,017	—	(294,017)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	848,717	676,350	106,542	—	(1,631,609)	—
Total assets	$848,717	$2,101,135	$1,048,187	$173,359	$(2,258,935)	$1,912,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$58,626	$19,554	$12,207	$—	$90,387
Intercompany payables	—	124,763	65,188	3,310	(193,261)	—
Intercompany loan payables	—	—	—	—	—	—
Other current liabilities	—	23,801	68,514	10,179	—	102,494
Total current liabilities	—	207,190	153,256	25,696	(193,261)	192,881
Long-term debt, net	—	560,751	—	19,568	—	580,319
Deferred income taxes	—	83,925	44,890	—	—	128,815
Intercompany long-term liability	—	294,017	—	—	(294,017)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,487	83,027	12,217	—	161,731
Stockholders' equity	848,717	888,765	667,014	115,878	(1,671,657)	848,717
Total liabilities and stockholders' equity	$848,717	$2,101,135	$1,048,187	$173,359	$(2,258,935)	$1,912,463

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$453,515	$395,779	$61,031	$(177,570)	$732,755
Cost of goods sold	—	330,633	228,766	37,429	(179,875)	416,953
Gross profit	—	122,882	167,013	23,602	2,305	315,802
Selling, general, and administrative expenses	—	40,932	189,504	26,271	(8,913)	247,794
Royalty income	—	(8,430)	(4,125)	—	1,997	(10,558)
Operating income (loss)	—	90,380	(18,366)	(2,669)	9,221	78,566
Interest expense	—	6,973	1,369	89	(1,327)	7,104
Interest income	—	(1,439)	—	(27)	1,327	(139)
(Income) loss in subsidiaries	(46,664)	21,031	2,449	—	23,184	—
Other (income) expense, net	—	(368)	368	(221)	—	(221)
Income (loss) before income taxes	46,664	64,183	(22,552)	(2,510)	(13,963)	71,822
Provision (benefit) for income taxes	—	26,740	(1,520)	(62)	—	25,158
Net income (loss)	$46,664	$37,443	$(21,032)	$(2,448)	$(13,963)	$46,664

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$451,196	$381,280	$55,830	$(164,221)	$724,085
Cost of goods sold	—	321,100	211,028	33,091	(152,063)	413,156
Gross profit	—	130,096	170,252	22,739	(12,158)	310,929
Selling, general, and administrative expenses	—	42,587	172,142	23,377	(9,110)	228,996
Royalty income	—	(9,072)	(4,211)	—	2,208	(11,075)
Operating income (loss)	—	96,581	2,321	(638)	(5,256)	93,008
Interest expense	—	6,608	845	103	(817)	6,739
Interest income	—	(985)	—	(39)	817	(207)
(Income) loss in subsidiaries	(53,980)	6,496	3,340	—	44,144	—
Other expense (income), net	—	200	(214)	3,207	—	3,193
Income (loss) before income taxes	53,980	84,262	(1,650)	(3,909)	(49,400)	83,283
Provision for income taxes	—	25,026	4,846	(569)	—	29,303
Net income (loss)	$53,980	$59,236	$(6,496)	$(3,340)	$(49,400)	$53,980

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$46,664	$37,443	$(21,032)	$(2,448)	$(13,963)	$46,664
Foreign currency translation adjustments	947	947	947	947	(2,841)	947
Comprehensive income (loss)	$47,611	$38,390	$(20,085)	$(1,501)	$(16,804)	$47,611

For the fiscal quarter ended April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$53,980	$59,236	$(6,496)	$(3,340)	$(49,400)	$53,980
Foreign currency translation adjustments	5,286	5,286	5,286	5,286	(15,858)	5,286
Comprehensive income (loss)	$59,266	$64,522	$(1,210)	$1,946	$(65,258)	$59,266

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the fiscal quarter ended April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$101,914	$(13,678)	$(4,056)	$—	$84,180

Cash flows from investing activities:
Capital expenditures	—	(6,503)	(9,548)	(1,940)	—	(17,991)
Intercompany investing activity	68,551	(3,926)	—	—	(64,625)	—
Acquisition of business, net of cash acquired	—	(144,520)	746	70	—	(143,704)
Net cash provided by (used in) investing activities	68,551	(154,949)	(8,802)	(1,870)	(64,625)	(161,695)

Cash flows from financing activities:
Intercompany financing activity	—	(87,077)	23,655	(1,203)	64,625	—
Borrowings under secured revolving credit facility	—	20,000	—	—	—	20,000
Payments on secured revolving credit facility	—	—	—	(18,965)	—	(18,965)
Dividends paid	(17,998)	—	—	—	—	(17,998)
Repurchases of common stock	(46,627)	—	—	—	—	(46,627)
Withholdings from vestings of restricted stock	(5,552)	—	—	—	—	(5,552)
Proceeds from exercises of stock options	1,626	—	—	—	—	1,626
Net cash (used in) provided by financing activities	(68,551)	(67,077)	23,655	(20,168)	64,625	(67,516)
Effect of exchange rate changes on cash	—	—	—	(49)	—	(49)
Net (decrease) increase in cash and cash equivalents	—	(120,112)	1,175	(26,143)	—	(145,080)
Cash and cash equivalents, beginning of period	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of period	$—	$108,944	$12,992	$32,342	$—	$154,278

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended April 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$117,433	$8,504	$2,345	$—	$128,282

Cash flows from investing activities:
Capital expenditures	—	(8,825)	(15,433)	(1,294)	—	(25,552)
Intercompany investing activity	93,300	(3,250)	(1,457)	—	(88,593)	—
Net cash provided by (used in) investing activities	93,300	(12,075)	(16,890)	(1,294)	(88,593)	(25,552)

Cash flows from financing activities:
Intercompany financing activity	—	(101,144)	12,079	472	88,593	—
Dividends Paid	(17,032)	—	—	—	—	(17,032)
Income tax benefit from stock-based compensation	—	1,687	1,457	—	—	3,144
Repurchases of common stock	(71,561)	—	—	—	—	(71,561)
Withholdings from vestings of restricted stock	(8,454)	—	—	—	—	(8,454)
Proceeds from exercises of stock options	3,747	—	—	—	—	3,747
Net cash (used in) provided by financing activities	(93,300)	(99,457)	13,536	472	88,593	(90,156)
Effect of exchange rate changes on cash	—	—	—	1,358	—	1,358
Net increase in cash and cash equivalents	—	5,901	5,150	2,881	—	13,932
Cash and cash equivalents, beginning of period	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of period	$—	$331,672	$19,802	$43,667	$—	$395,141

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2017 or any other future period, assessment of our performance and financial position, and drivers of our sales and earnings growth. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.

OVERVIEW

We are the largest branded marketer in the United States ("U.S.") and in Canada of apparel exclusively for babies and young children. We own the Carter's and OshKosh B'gosh ("OshKosh") brands, two of the most recognized brands in the marketplace. Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel and accessories for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel and accessories for children sizes newborn to 14, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe they provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs.

We market high-quality products at an attractive value proposition for consumers, and offer multiple product categories. Our multi-channel international business model - retail stores, online and wholesale - enables us to reach a broad range of consumers around the world.

We acquired 100% ownership in Skip Hop Holdings, Inc. and its subsidiaries ("Skip Hop") after the close of business on February 22, 2017. The balance sheet, results of operations and cash flows for Skip Hop are included in our consolidated financial statements beginning on February 23, 2017. Skip Hop's products are sold in U.S. and international wholesale and eCommerce channels primarily to families with young children, and the product lines include diaper bags, kid’s backpacks, travel accessories, home gear, and hardline goods for playtime, mealtime, and bath time.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016.

Segments

At the beginning of fiscal 2017, we combined our Carter's Retail and OshKosh Retail into a single U.S. Retail operating segment, and our Carter's Wholesale and OshKosh Wholesale into a single U.S. Wholesale operating segment, to reflect the sales-channel approach executive management now uses to evaluate business performance and manage operations in the U.S.  Our International segment was not affected by these changes. Our reportable segments are now U.S. Retail, U.S. Wholesale, and International. Prior periods have been conformed to reflect our current segment structure.

Our U.S. Retail segment consists of revenue from sales of products in the United States, including Carter’s, OshKosh and Skip Hop products, through our retail and online stores. Similarly, our U.S. Wholesale segment consists of revenue from sales in the United States of Carter’s, OshKosh and Skip Hop products, respectively, through our wholesale partners. Finally, our International segment consists of income from sales of Carter’s, OshKosh and Skip Hop products through retail and online stores outside the United States, primarily through our retail and online stores in Canada and stores operated by our international partners, as well as sales to our international wholesale partners.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016

Net sales
U.S. Wholesale	39.9%	40.3%
U.S. Retail	49.6%	48.9%
International	10.5%	10.8%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	56.9%	57.1%

Gross margin	43.1%	42.9%
Selling, general, and administrative expenses	33.8%	31.6%
Royalty income	(1.4)%	(1.5)%

Operating income	10.7%	12.8%
Interest expense	0.9%	0.9%
Interest income	n/m	n/m
Other (income) expense, net	n/m	0.4%

Income before income taxes	9.8%	11.5%
Provision for income taxes	3.4%	4.0%
Net income	6.4%	7.5%

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FISCAL QUARTER ENDED APRIL 1, 2017 COMPARED TO FISCAL QUARTER ENDED APRIL 2, 2016

CONSOLIDATED NET SALES

In the first quarter of fiscal 2017, consolidated net sales increased $8.7 million, or 1.2%, to $732.8 million from $724.1 million in the first quarter of fiscal 2016. The increase was primarily driven by higher eCommerce sales in our U.S. Retail segment. Changes in foreign currency exchange rates in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016, had a favorable impact on our consolidated net sales of approximately $1.4 million.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended
(dollars in thousands)	April 1, 2017	% of Total	April 2, 2016	% of Total

Net sales:
U.S. Wholesale	$292,555	39.9%	$292,054	40.3%
U.S. Retail	363,771	49.6%	354,089	48.9%
International	76,429	10.5%	77,942	10.8%
Total net sales	$732,755	100.0%	$724,085	100.0%

U.S. WHOLESALE SALES

U.S. Wholesale segment net sales increased $0.5 million, or 0.2%, in the first quarter of fiscal 2017 to $292.6 million from $292.1 million in the first quarter of fiscal 2016. For the post-acquisition period of February 23 to April 1, 2017, Skip Hop's wholesale sales were approximately $6.8 million. The increase in net sales was offset by a 1.8% decrease in the number of units shipped, as well as a decrease of 0.4% in the average price per unit for the remaining U.S. Wholesale business.

U.S. RETAIL SALES

Store Count Data

Store count data for our U.S. Retail stores was as follows during the first quarter of fiscal 2017:

U.S. Retail Stores

Store count at December 31, 2016	792
Openings	15
Closings	(5)
Store count at April 1, 2017	802

Approximate new store projections for all of fiscal 2017:
Openings	60
Closings	(12)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Comparable Sales

From the first quarter of fiscal 2016 to the first quarter of fiscal 2017, changes in comparable sales for our U.S. Retail segment were as follows:

Increase (Decrease)

Retail stores	(10.4)%
eCommerce	+19.9%
Total	(3.5)%

The decrease in comparable retail store sales during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to a decrease in the number of transactions and a lower price per unit. We believe this resulted from delays for certain income tax refunds and the shift of the Easter holiday from first quarter to second quarter. The increase in eCommerce comparable sales during first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to an increase in the number of transactions.

Sales Results

U.S. Retail segment net sales increased $9.7 million, or 2.7%, in the first quarter of fiscal 2017 to $363.8 million from $354.1 million in the first quarter of fiscal 2016. This increase in net sales primarily reflected a/an:

•	Increase of $20.5 million from new and non-comparable store sales;

•	Increase of $17.3 million from eCommerce sales;

•	Increase of $0.4 million from Skip Hop eCommerce sales;

•	Decrease of $28.3 million in comparable store sales; and

•	Decrease of $2.9 million due to the impact of store closings.

INTERNATIONAL SALES

International segment net sales decreased $1.5 million, or 1.9%, in the first quarter of fiscal 2017 to $76.4 million from $77.9 million in the first quarter of fiscal 2016. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a favorable impact on International segment net sales of approximately $1.4 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. For the post-acquisition period of February 23 to April 1, 2017, Skip Hop's international sales were approximately $3.3 million.

The $1.5 million decrease in net sales in the International segment primarily reflected a:

•	Increase of $4.6 million from our Canada, China, and Skip Hop wholesale businesses;

•	Decrease of $7.9 million from our other international wholesale partners in certain markets; and

•	Increase of $1.8 million from eCommerce, primarily from our websites in Canada and China.

Compared to the first quarter of fiscal 2016, our Canadian total retail comparable sales decreased 8.0% in the first quarter of fiscal 2017, primarily due to eCommerce comparable sales growth of 40.1%, which was more than offset by retail stores comparable sales decline of 11.7%.

Store Count Data

Store count data for our Canada retail stores was as follows during the first quarter of fiscal 2017:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Canada Retail Stores

Store count at December 31, 2016	164
Openings	—
Closings	(1)
Store count at April 1, 2017	163

Approximate new store projections for all of fiscal 2017:
Openings	16
Closings	(2)

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 42.9% in the first quarter of fiscal 2016 to 43.1% in the first quarter of fiscal 2017, primarily due to a shift to higher margin retail business, lower inventory charges, and lower product costs. Our consolidated gross profit increased $4.9 million, or 1.6%, to $315.8 million in the first quarter of fiscal 2017 from $310.9 million in the first quarter of fiscal 2016 primarily due to the increase in sales.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in the first quarter of fiscal 2017 increased $18.8 million, or 8.2%, to $247.8 million from $229.0 million in the first quarter of fiscal 2016. As a percentage of net sales, SG&A expenses increased from 31.6% in the first quarter of fiscal 2016 to 33.8% in the first quarter of fiscal 2017.

The increase in SG&A expenses, as a percentage of net sales, in the first quarter of fiscal 2017 primarily reflected a:

•	$10.2 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$3.3 million increase in expenses related to eCommerce operations, including investments in technology;

•	$3.1 million increase in expenses related to legal and other general and administrative expenses;

•	$2.1 million increase in expenses primarily related to selling and distribution expenses;

•	$1.5 million increase in expenses related to Skip Hop acquisition costs and direct sourcing initiatives; and

•	$1.5 million increase in expenses related to marketing and brand management;

which were partially offset by a:

•	$1.6 million decrease in performance-based compensation expenses;

•	$1.0 million decrease in amortization of the H.W.Carter & Sons trademarks; and

•	$0.3 million decrease in information technology and systems costs.

ROYALTY INCOME

We license the use of our Carter's, Just One You, Child of Mine, OshKosh B'gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands for the first quarter of fiscal 2017 decreased $0.5 million, or 4.7%, to $10.6 million from $11.1 million in the first quarter of fiscal 2016. The decrease in the fiscal 2017 period, as compared to the corresponding fiscal 2016 period, was primarily attributable to a decrease in income from certain licensees due to the insourcing of formerly licensed product categories, partially offset by sales growth from other domestic licensees.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OPERATING INCOME

Consolidated operating income decreased $14.4 million, or 15.5%, to $78.6 million in the first quarter of fiscal 2017 from $93.0 million in the first quarter of fiscal 2016. Consolidated operating margin decreased from 12.8% in the first quarter of fiscal 2016 to 10.7% in the first quarter of fiscal 2017. The tables below summarize the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Wholesale	U.S. Retail	International	Corporate Expenses	Total
Operating income (loss) for first quarter of fiscal 2016	$68,411	$39,469	$8,441	$(23,313)	$93,008
Favorable (unfavorable) change in the first quarter of fiscal 2017
Gross profit	2,415	4,005	(1,931)	384	4,873
Royalty income	(201)	518	(834)	—	(517)
SG&A expenses	(930)	(14,092)	(1,991)	(1,785)	(18,798)
Operating income (loss) for first quarter of fiscal 2017	$69,695	$29,900	$3,685	$(24,714)	$78,566

The following tables present changes in the operating margin for each of our three operating segments. The primary drivers of these changes are presented in terms of the difference in each driver's margin (based on net sales) between the respective periods, in each case expressed in basis points ("bps").

	U.S. Wholesale	U.S. Retail	International
Operating margin for the first quarter of fiscal 2016	23.4%	11.1%	10.8%
Favorable (unfavorable) bps change in the first quarter of fiscal 2017
Gross profit	80 bps	(30) bps	(160) bps
Royalty income	(10) bps	10 bps	(100) bps
SG&A expenses	(30) bps	(270) bps	(340) bps
Operating margin for the first quarter of fiscal 2017	23.8%	8.2%	4.8%
	(a)	(b)	(c)

(a) U.S. Wholesale segment operating income in the first quarter of fiscal 2017 increased $1.3 million, or 1.9%, to $69.7 million from $68.4 million in the first quarter of fiscal 2016. The segment's operating margin increased 40 bps from 23.4% in the first quarter of fiscal 2016 to 23.8% in the first quarter of fiscal 2017. The primary drivers of the change in operating margin were a/an:

•	80 bps increase in gross profit primarily due to favorable product costs, lower provisions on inventory, and improved price realization;

•	30 bps increase in SG&A expenses, primarily due to:

◦	50 bps increase in distribution, selling and administrative expense; and

◦	20 bps decrease in provisions for accounts receivable.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(b) U.S. Retail segment operating income decreased by $9.6 million, or 24.2%, to $29.9 million in the first quarter of fiscal 2017 from $39.5 million in the first quarter of fiscal 2016. This segment's operating margin decreased 290 bps from 11.1% in the first quarter of fiscal 2016 to 8.2% in the first quarter of fiscal 2017. The primary drivers of the change in operating margin were a/an:

•	30 bps decrease in gross profit due to increased promotional activity, partially offset by lower product costs;

•	270 bps increase in SG&A expenses, primarily due to a:

•	120 bps increase in expenses associated with new retail stores;

•	50 bps increase in expenses associated with eCommerce expansion;

•	30 bps increase in expenses for administrative expenses;

•	30 bps increase in distribution and freight expenses due to volume; and

•	30 bps increase in marketing and brand management expenses.

(c) International segment operating income decreased by $4.8 million, or 56.3%, to $3.7 million in the first quarter of fiscal 2017 from $8.4 million in the first quarter of 2016. This segment's operating margin decreased 600 bps from 10.8% in the first quarter of fiscal 2016 to 4.8% in the first quarter of fiscal 2017. The primary drivers of the change in operating margin were a/an:

•
160 bps decrease in gross profit, primarily due to higher provisions for inventory, unfavorable timing of shipments and foreign currency exchange impacts, partially offset by benefits from direct sourcing and higher price realization;

•	340 bps increase in SG&A expenses, primarily due to a/an:

•	230 bps increase in expenses associated with new retail stores;

•	130 bps increase in expenses associated with eCommerce expansion;

•	80 bps increase in general and administrative expenses;

•	40 bps increase in selling and marketing expenses;

•	110 bps decrease in performance-based compensation;

•	70 bps decrease in distribution expenses; and

•	100 bps decrease in royalty income due to reduction in licensees.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $1.4 million, or 6.0%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, primarily due to the Skip Hop acquisition and direct sourcing initiatives. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 3.2% in the first quarter of fiscal 2016 to 3.4% in the first quarter of fiscal 2017.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in the first quarter of fiscal 2017 and 2016 was approximately $7.1 million and $6.7 million, respectively. Weighted-average borrowings over the course of the first quarter of fiscal 2017 were approximately $608.5 million with an effective interest rate of 4.56%, compared to weighted-average borrowings for the first quarter of fiscal 2016 of $584.6 million with an effective interest rate of 4.59%. The increase in weighted-average borrowings during the first quarter of fiscal 2017 was attributable to an incremental $75 million of borrowings during the quarter on our secured revolving credit facility, which were subsequently repaid before April 1, 2017.

The decrease in the effective interest rate for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was due to a higher proportion of outstanding borrowings under our secured revolving credit facility during the first quarter of fiscal 2017. Borrowings under our secured revolving credit facility accrue interest at a lower interest rate than our senior notes. This decrease was partially offset by a higher LIBOR rate for our secured revolving credit facility during the first quarter of fiscal 2017.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

On our consolidated balance sheets, unamortized debt issuance costs associated with our senior notes is presented as a direct reduction in the carrying value of the associated debt liability for all periods presented.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net included gains and losses on foreign currency transactions and foreign currency forward contracts. These amounts were not material for the first quarter of fiscal 2017 and represented a net loss of approximately $3.2 million for the first quarter of fiscal 2016. There were no open or settled foreign currency forward contracts during the first quarter of fiscal 2017.

INCOME TAXES

Our consolidated effective income tax rate for the first quarter of fiscal 2017 was 35.0% compared to 35.2% for the first quarter of fiscal 2016. The lower effective rate for the first quarter of fiscal 2017 was primarily due to new accounting guidance which requires excess income tax benefits realized from settled stock-based compensation awards to be reflected as a benefit to income tax expense instead of a credit to additional paid-in capital, partially offset by changes in the mix of taxable income among our domestic and international tax-paying entities.

For the full fiscal year 2017, we estimate our consolidated effective income tax rate to be approximately 35.0%.

NET INCOME

Our consolidated net income for the first quarter of fiscal 2017 decreased by $7.3 million, or 13.6%, to $46.7 million compared to $54.0 million in the first quarter of fiscal 2016. This decrease was due to the factors previously discussed.

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

As of April 1, 2017, the Company had approximately $154.3 million of cash and cash equivalents in major financial institutions, including approximately $32.3 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at April 1, 2017 were $206.7 million compared to $192.6 million at April 2, 2016 and $202.5 million at December 31, 2016. The overall increase of $14.1 million, or 7.3%, at April 1, 2017 compared to April 2, 2016 primarily reflected the Skip Hop acquisition. Due to the seasonal nature of our operations, the net accounts receivable balance at April 1, 2017 is not comparable to the net accounts receivable balance of $202.5 million at December 31, 2016.

Inventories at April 1, 2017 were $434.7 million compared to $376.5 million at April 2, 2016 and $487.6 million at December 31, 2016. The increase of $58.2 million, or 15.5%, at April 1, 2017 compared to April 2, 2016 primarily reflected

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

business growth and timing of inventory purchases. Due to the seasonal nature of our operations, the inventories balance at April 1, 2017 is not comparable to the inventories balance of $487.6 million at December 31, 2016.

CASH FLOW

Net cash provided by operating activities for the first quarter of fiscal 2017 was $84.2 million compared to net cash provided by operating activities of $128.3 million in the first quarter of fiscal 2016. This decrease in operating cash flow for the 2017 period reflected lower net income and less favorable changes in net working capital due to timing of payments and business growth.

Net cash used in investing activities for the first quarter of fiscal 2017 reflected the $143.7 million paid, net of cash acquired, on February 22, 2017 to acquire all of the outstanding stock of Skip Hop. Capital expenditures were $18.0 million in the first quarter of fiscal 2017 compared to $25.6 million in the first quarter of fiscal 2016, primarily reflecting 2017 expenditures of approximately $9.9 million for our U.S. and international retail store openings and re-modelings, $3.3 million for information technology initiatives, $3.4 million for distribution and office facilities, and $0.5 million for wholesale fixtures.

We plan to invest approximately $90 million in total capital expenditures for all of fiscal 2017, primarily for our U.S. and international retail store openings and re-modelings, and information technology initiatives.

Net cash used in financing activities was $67.5 million in the first quarter of fiscal 2017 compared to $90.2 million in the first quarter of fiscal 2016. The decrease in cash used for the 2017 period primarily reflected decreases in repurchases of our common stock.

SECURED REVOLVING CREDIT FACILITY

Our amended and restated secured revolving credit facility provides for (i) a $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings in U.S. dollars and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. Our secured revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $250 million, either in the form of a commitment increase under the existing credit facility or the incurrence of one or more tranches of term loans (with the aggregate U.S. dollar amount not to exceed $200 million and the aggregate multicurrency amount not to exceed $50 million). Our secured revolving credit facility matures September 16, 2020.

As of April 1, 2017, we had $186.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.8 million of outstanding letters of credit. As of April 1, 2017, approximately $309.2 million was available for future borrowing.

The interest rate margins applicable to our secured revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of April 1, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was equal to 2.29% on that date. Outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.

As of April 1, 2017, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of April 1, 2017, our wholly-owned operating subsidiary The William Carter Company ("TWCC") had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $4.4 million, $4.6 million and $5.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million unamortized issuance-related debt costs at April 1, 2017, December 31, 2016 and April 2, 2016, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

In the first quarter of fiscal 2017, the Company repurchased and retired 543,944 shares in open market transactions for approximately $46.6 million at an average price of $85.72 per share. In the first quarter of fiscal 2016, the Company repurchased and retired 722,364 shares in open market transactions for approximately $71.6 million, at an average price of $99.07 per share.

The total remaining capacity under all remaining repurchase authorizations as of April 1, 2017 was approximately $227.8 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first quarter of fiscal 2017, we paid quarterly cash dividends of $0.37 per share. In the first quarter of fiscal 2016, we paid quarterly cash dividends of $0.33 per share. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

As disclosed in our most recent Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016, provisions in our secured revolving credit facility and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.

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

Our critical accounting policies and estimates are described under the heading "Critical Accounting Policies and Estimates" in Item 7 of our most recent Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016. Our critical accounting policies and estimates are those policies that require management's most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K, except for the impact that the adoption of ASU 2016-09, Accounting for Share-Based Payments to Employees and ASU 2015-17, Balance Sheet Classification of Deferred Taxes had on our policies as disclosed under the header "Adoption of New Accounting Pronouncements At the Beginning of Fiscal 2017" in Note 2, Basis of Presentation, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our weighted-average variable rate borrowings outstanding as of April 1, 2017 were $186.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $1.9 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange

Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 1, 2017.

Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended April 1, 2017 that have materially affected or which are reasonably likely to materially affect Internal Control.

As noted above, on February 22, 2017, the Company completed the acquisition of Skip Hop. The Company is currently integrating Skip Hop into its control environment. In executing this integration, the Company is analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Skip Hop business, which is expected to be completed within one year of the acquisition date.

Except for the foregoing, there were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended April 1, 2017.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Form 10-K for the 2016 fiscal year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the first quarter of fiscal 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

January 1, 2017 through January 28, 2017	170,587	$86.02	170,587	$259,727,991

January 29, 2017 through February 25, 2017	251,530	$82.33	186,142	$244,402,232

February 26, 2017 through April 1, 2017	187,215	$88.81	187,215	$227,775,032

Total	609,332		543,944

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 65,388 shares surrendered between January 1, 2017 and April 1, 2017.

(2)
Share purchases during the first quarter of fiscal 2017 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(3)	Under share repurchase authorizations approved by our Board of Directors.

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

CARTER’S, INC.

April 27, 2017	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

April 27, 2017	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)