Form 10-Q
period 2017-07-01
CARTERS INC
filed 2017-07-27
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 21, 2017
Common stock, par value $0.01 per share	47,834,177

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	July 1, 2017	December 31, 2016	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$173,564	$299,358	$205,080
Accounts receivable, net	165,183	202,471	150,633
Finished goods inventories	610,423	487,591	587,434
Prepaid expenses and other current assets	44,527	32,180	46,189
Deferred income taxes	—	35,486	32,816
Total current assets	993,697	1,057,086	1,022,152
Property, plant, and equipment, net of accumulated depreciation of $384,881, $345,907, and $317,580, respectively	382,472	385,874	386,034
Tradenames and other intangible assets, net	400,735	308,928	309,017
Goodwill	231,709	176,009	177,540
Other assets	23,246	18,700	17,749
Total assets	$2,031,859	$1,946,597	$1,912,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$217,340	$158,432	$190,366
Other current liabilities	94,644	119,177	80,595
Total current liabilities	311,984	277,609	270,961

Long-term debt, net	661,846	580,376	580,678
Deferred income taxes	133,251	130,656	128,682
Other long-term liabilities	174,867	169,832	165,469
Total liabilities	$1,281,948	$1,158,473	$1,145,790

Commitments and contingencies - Note 13

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 1, 2017, December 31, 2016, and July 2, 2016	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 47,971,577, 48,948,670 and 50,194,955 shares issued and outstanding at July 1, 2017, December 31, 2016 and July 2, 2016, respectively	480	489	502
Accumulated other comprehensive loss	(30,653)	(34,740)	(30,533)
Retained earnings	780,084	822,375	796,733
Total stockholders' equity	749,911	788,124	766,702
Total liabilities and stockholders' equity	$2,031,859	$1,946,597	$1,912,492

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$692,117	$639,471	$1,424,872	$1,363,556
Cost of goods sold	388,660	357,289	805,613	770,445
Gross profit	303,457	282,182	619,259	593,111
Selling, general, and administrative expenses	250,146	228,464	497,940	457,460
Royalty income	(11,210)	(9,525)	(21,768)	(20,600)
Operating income	64,521	63,243	143,087	156,251
Interest expense	7,194	6,803	14,298	13,542
Interest income	(79)	(178)	(218)	(385)
Other (income) expense, net	(544)	516	(765)	3,709
Income before income taxes	57,950	56,102	129,772	139,385
Provision for income taxes	20,025	19,904	45,183	49,207
Net income	$37,925	$36,198	$84,589	$90,178

Basic net income per common share	$0.79	$0.72	$1.75	$1.77
Diluted net income per common share	$0.78	$0.71	$1.73	$1.75
Dividend declared and paid per common share	$0.37	$0.33	$0.74	$0.66

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$37,925	$36,198	$84,589	$90,178
Other comprehensive income:
Foreign currency translation adjustments	3,140	548	4,087	5,834
Comprehensive income	$41,065	$36,746	$88,676	$96,012

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 31, 2016	48,948,670	$489	$—	$(34,740)	$822,375	$788,124
Exercise of stock options	60,660	1	3,121	—	—	3,122
Withholdings from vesting of restricted stock	(65,804)	(1)	(5,589)	—	—	(5,590)
Restricted stock activity	145,600	1	(1)	—	—	—
Stock-based compensation	—	—	8,464	—	—	8,464
Issuance of common stock	13,860	1	1,181	—	—	1,182
Repurchase of common stock	(1,131,409)	(11)	(7,176)	—	(91,049)	(98,236)
Cash dividends declared and paid	—	—	—	—	(35,831)	(35,831)
Comprehensive income	—	—	—	4,087	84,589	88,676
Balance at July 1, 2017	47,971,577	$480	$—	$(30,653)	$780,084	$749,911

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$84,589	$90,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,705	34,916
Amortization of tradenames	892	1,831
Amortization of fair value step up of inventory	400	—
Amortization of debt issuance costs	749	725
Non-cash stock-based compensation expense	9,646	9,250
Foreign currency (gain) loss, net	(555)	3,130
Income tax benefit from stock-based compensation	—	(3,684)
Loss on disposal of property, plant, and equipment	221	133
Deferred income taxes	3,227	1,258
Effect of changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	57,215	57,229
Finished goods inventories	(91,846)	(114,817)
Prepaid expenses and other assets	(13,871)	(12,643)
Accounts payable and other liabilities	16,961	18,093
Net cash provided by operating activities	107,333	85,599

Cash flows from investing activities:
Capital expenditures	(34,276)	(49,698)
Acquisition of Skip Hop Holdings, Inc., net of cash acquired	(143,704)	—
Proceeds from sale of property, plant, and equipment	—	193
Net cash used in investing activities	(177,980)	(49,505)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	100,000	—
Payments on secured revolving credit facility	(18,965)	—
Repurchases of common stock	(98,236)	(180,209)
Dividends paid	(35,831)	(33,679)
Income tax benefit from stock-based compensation	—	3,684
Withholdings from vestings of restricted stock	(5,590)	(8,508)
Proceeds from exercises of stock options	3,122	5,101
Net cash used in financing activities	(55,500)	(213,611)

Effect of exchange rate changes on cash and cash equivalents	353	1,388
Net decrease in cash and cash equivalents	(125,794)	(176,129)
Cash and cash equivalents, beginning of period	299,358	381,209
Cash and cash equivalents, end of period	$173,564	$205,080

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear and related products under the Carter's, Child of Mine, Just One You, Precious Firsts, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of July 1, 2017, the Company operated 978 retail stores.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and two fiscal quarters ended July 1, 2017 are not necessarily indicative of the results that may be expected for the 2017 fiscal year ending December 30, 2017.

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

Skip Hop Acquisition

Carter's, Inc.'s wholly-owned subsidiary, The William Carter Company ("TWCC"), acquired 100% of the voting equity interests of Skip Hop after the close of business on February 22, 2017. The accompanying unaudited condensed consolidated financial statements and footnotes include Skip Hop Holdings, Inc. and subsidiaries ("Skip Hop") from February 23, 2017. The acquisition of Skip Hop expanded the Company’s product offerings to include complementary essential core products for families with young children. Skip Hop's product lines include diaper bags, kid’s backpacks, travel accessories, home gear, and hardline goods for playtime, mealtime, and bath time. Skip Hop's products are sold through wholesale and eCommerce channels.

The Skip Hop purchase was deemed to be the acquisition of a business under the provisions of Accounting Standards Codification ("ASC") No. 805, Business Combinations. Based on the purchase price, Skip Hop's assets, and Skip Hop's pre-tax operating income prior to the acquisition, the acquired Skip Hop business does not meet the materiality requirements for preparation and presentation of pro forma financial information.

The majority of Skip Hop's wholesale operations became a part of the Company's U.S. Wholesale operating segment, with the remainder becoming part of the Company's International operating segment. Skip Hop's eCommerce retail operations became part of the Company's U.S. Retail operating segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the second quarter of fiscal 2017, Skip Hop contributed approximately $25.0 million to the Company's consolidated net sales and produced an operating loss of approximately $(0.8) million. Between the acquisition date and the end of the Company's second quarter of fiscal 2017, Skip Hop contributed approximately $35.4 million of net sales to the Company's consolidated net sales and produced an operating loss of approximately $(0.4) million.

The measurement period, as defined under the provisions of ASC 805, is open for certain Skip Hop assets and liabilities. The purchase price is subject to a working capital adjustment, plus a potential future payment of up to $10 million contingent upon the achievement of certain financial performance targets in fiscal 2017. Provisional amounts recognized at acquisition in the first quarter of fiscal 2017 and the measurement period adjustments made during the second quarter of fiscal 2017 were as follows:

(in millions)			Revised
	Provisional	Measurement Period	Provisional
	Amounts	Adjustments	Amounts

Net assets acquired:
Assets acquired	$55.5	$(0.6)	$54.9
Liabilities assumed	(23.2)	3.0	(20.2)
Net assets acquired	32.3	2.4	34.7

Goodwill *	56.6	(2.4)	54.2
Tradename	56.8	—	56.8
Customer relationships	35.9	—	35.9
Deferred income tax liabilities	(33.5)	—	(33.5)
Preliminary purchase price	148.1	—	148.1
Less cash acquired	(0.8)	—	(0.8)
Less estimated contingent consideration	(3.6)	—	(3.6)
Net cash paid	$143.7	—	$143.7

* Not deductible for income taxes

Under the provisions of ASU No. 2015-16, "Simplifying the Accounting for Measurement Period Adjustments," the cumulative impact of any measurement period adjustments on current periods and prior periods is recognized in the period that the adjustment is determined.

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

Adoption of New Accounting Pronouncements At the Beginning of Fiscal 2017

Accounting for Share-Based Payments to Employees (ASU 2016-09)

At the beginning of its first quarter of fiscal 2017, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amended ASC Topic 718, Stock Compensation. The adoption of this ASU affected the Company's consolidated financial statements as follows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Operations - ASU 2016-09 imposes a new requirement to record all of the excess income tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to settlement date) related to share-based payments at settlement through the statement of operations instead of the former requirement to record income tax benefits in excess of compensation cost ("windfalls") in equity, and income tax deficiencies ("shortfalls") in equity to the extent of previous windfalls, and then to operations. This change is required to be applied prospectively upon adoption of ASU 2016-09 to all excess income tax benefits and deficiencies resulting from settlements of share-based payments after the date of adoption. For the second quarter and first two quarters of fiscal 2017, the Company’s provision for income taxes on its consolidated statement of operations includes a benefit of approximately $0.2 million and $1.2 million, respectively, related to net excess income tax benefits for settlements of share-based payments during the those fiscal periods. For the second quarter and first two quarters of fiscal 2016, the Company recognized net excess income tax benefits of approximately $0.6 million and $3.7 million, respectively, for share-based payments settled during those periods. These net tax benefits were recorded directly to the Company’s consolidated statement of stockholders’ equity and have not been reclassified to the Company’s consolidated statement of operations, in accordance with adoption and transition provisions of ASU 2016-09.

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

Balance Sheet Classification of Deferred Taxes (ASU 2015-17)

At the beginning of the first quarter of fiscal 2017, the Company prospectively adopted the provisions of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 simplifies the balance sheet presentation of deferred income taxes by reporting the net amount of deferred tax assets and liabilities for each tax-paying jurisdiction as non-current on the balance sheet. Prior guidance required the deferred taxes for each tax-paying jurisdiction to be presented as a net current asset or liability and net non-current asset or liability. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after December 31, 2016. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	July 1, 2017	December 31, 2016	July 2, 2016
Cumulative foreign currency translation adjustments	$(23,537)	$(27,624)	$(23,752)
Pension and post-retirement obligations (1)	(7,116)	(7,116)	(6,781)
Total accumulated other comprehensive loss	$(30,653)	$(34,740)	$(30,533)

(1) Net of income taxes of $4.2 million, $4.2 million, and $4.0 million, respectively.

Changes in accumulated other comprehensive loss for the second quarter and first two quarters of fiscal 2017 consisted of net gains of $3.1 million and $4.1 million for foreign currency translation adjustments, respectively. Changes in accumulated other comprehensive loss for the second quarter and first two quarters of fiscal 2016 consisted of gains of $0.5 million and $5.8 million, respectively, for foreign currency translation adjustments. During the first and second quarters of both fiscal 2017 and fiscal 2016, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill and intangible assets were as follows:

		July 1, 2017			December 31, 2016
(dollars in thousands)	Weighted-average useful life	Gross fair value	Accumulated amortization	Net amount	Gross fair value	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada acquisition	Indefinite	40,897	—	40,897	39,439	—	39,439
Skip Hop acquisition (1)	Indefinite	54,242	—	54,242	—	—	—
Total goodwill		$231,709	$—	$231,709	$176,009	$—	$176,009

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename (1)	Indefinite	56,800	—	56,800	—	—	—
Finite-life tradenames	2-20 years	42,021	38,915	3,106	42,005	38,810	3,195
Total tradenames		$404,554	$38,915	$365,639	$347,738	$38,810	$308,928

Skip Hop customer relationships (1)	15 years	35,900	804	35,096	—	—	—

Total tradenames and other intangibles, net		$440,454	$39,719	$400,735	$347,738	$38,810	$308,928

(1) Subject to revision. The measurement period, as defined in ASC 805, Business Combinations, is open for certain assets and liabilities related to the Skip Hop business acquisition that closed on February 22, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		July 2, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570
Canadian acquisition	Indefinite	40,970	—	40,970
Total goodwill		$177,540	$—	$177,540

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Finite-life tradenames	2-20 years	42,022	38,738	3,284
Total tradenames		$347,755	$38,738	$309,017

The substantial majority of Skip Hop's wholesale operations became part of the Company's U.S. Wholesale reportable segment, with the remainder becoming part of the Company's International reportable segment. Skip Hop's eCommerce operations became part of the U.S. Retail reportable segment.

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

Included in finite-life tradenames is the Company's exclusive rights to the Carter's brands in Chile, including trademark registrations. The Company acquired the Chile rights in 2014 for approximately $3.6 million in cash. This intangible tradename is being amortized over 20 years using a straight-line method, resulting in approximately $0.2 million of amortization expense for each fiscal year during the life of intangible asset. During the first quarter and first two quarters of fiscal 2016, the Company also recorded amortization expense of approximately $0.8 million and $1.7 million, respectively, for the H.W. Carter and Sons tradenames, which have been fully amortized.

For the Skip Hop customer relationships intangible asset acquired in February 2017, the Company recorded approximately $0.6 million and $0.8 million, respectively, of amortization expense for the fiscal quarter and two fiscal quarters ended July 1, 2017. Future amortization expense is estimated to be approximately $2.4 million each year for the next 15 years.

NOTE 5 – COMMON STOCK

SHARE REPURCHASES

The total aggregate remaining capacity under outstanding repurchase authorizations as of July 1, 2017 was approximately $176.2 million, based on settled repurchase transactions. The authorizations have no expiration date.

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Number of shares repurchased	587,465	1,049,483	1,131,409	1,771,847
Aggregate cost of shares repurchased (dollars in thousands)	$51,605	$108,648	$98,236	$180,209
Average price per share	$87.84	$103.52	$86.82	$101.71

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the second fiscal quarter and two fiscal quarters ended July 1, 2017, the Company paid cash dividends per share of $0.37 and $0.74, respectively. In the second fiscal quarter and two fiscal quarters ended July 2, 2016, the Company declared and paid cash dividends per share of $0.33 and $0.66, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the indenture governing the senior notes of TWCC and in TWCC's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock. Provisions related to the indenture governing the senior notes are described in the Company's Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	July 1, 2017	December 31, 2016	July 2, 2016
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(4,154)	(4,601)	(5,036)
Senior notes, net	395,846	395,399	394,964
Secured revolving credit facility	266,000	184,977	185,714
Total long-term debt, net	$661,846	$580,376	$580,678

On July 19, 2017, the Company borrowed an additional $100 million under its secured revolving credit facility primarily for seasonal working capital needs, bringing total outstanding borrowings under this facility to $366 million, excluding accrued interest.

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

As of July 1, 2017, the Company had $266.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of July 1, 2017, approximately $229.5 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of July 1, 2017, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of July 1, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted average borrowing rate of 2.55%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017. There were no Canadian dollar borrowings during the second quarter of fiscal 2017.

As disclosed in the Company's most recent Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016, the Company's secured revolving credit facility contains covenants, including affirmative and financial covenants. As of July 1, 2017, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

As of July 1, 2017, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as described in the table above.

NOTE 7 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Stock options	$955	$981	$2,199	$2,277
Restricted stock:
Time-based awards	2,832	1,717	5,144	3,862
Performance-based awards	1,080	832	2,303	1,947
Stock awards	—	1,164	—	1,164
Total	$4,867	$4,694	$9,646	$9,250

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two frozen defined benefit plans. The two frozen defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The components of net periodic pension cost included in the statement of operations were comprised of:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest cost	$611	$629	$1,222	$1,258
Expected return on plan assets	(650)	(676)	(1,300)	(1,352)
Recognized actuarial loss	170	145	340	290
Net periodic pension cost	$131	$98	$262	$196

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement (benefit) cost included in the statement of operations were comprised of:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost – benefits attributed to service during the period	$7	$31	$14	$62
Interest cost on accumulated post-retirement benefit obligation	34	44	68	88
Amortization net actuarial gain	(76)	(49)	(152)	(98)
Total net periodic post-retirement (benefit) cost	$(35)	$26	$(70)	$52

NOTE 9 – INCOME TAXES

As of July 1, 2017, the Company had gross unrecognized income tax benefits of approximately $11.5 million, of which $8.2 million, if ultimately recognized, may affect the Company's effective tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at July 1, 2017 were approximately $1.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2017 or fiscal 2018 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and two fiscal quarters ended July 1, 2017 and the fiscal quarter and two fiscal quarters ended July 2, 2016, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $1.1 million, $0.8 million, and $0.8 million of interest accrued on uncertain tax positions as of July 1, 2017, December 31, 2016, and July 2, 2016, respectively.

As disclosed in note 2, the Company's adoption of ASU 2016-09 benefited consolidated income tax expense by approximately $1.2 million for the first two quarters of fiscal 2017. The adoption of ASU 2016-09 had no impact on income tax expense for prior periods.

As disclosed in note 2, the Company prospectively adopted the provisions for classification of deferred income tax assets and liabilities on the Company's consolidated balance sheet at the beginning of fiscal 2017. Classifications for deferred income tax assets and liabilities for prior periods have not been adjusted on the Company's consolidated balance sheets.

Deferred income tax liabilities on the Company's consolidated balance sheet at July 1, 2017 increased by $33.5 million due to the acquisition of Skip Hop during the first quarter of fiscal 2017.

For the full fiscal year 2017, the Company estimates that its consolidated effective income tax rate will be approximately 35.0%.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities that are remeasured at fair value each reporting period:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	July 1, 2017			December 31, 2016			July 2, 2016
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments (1)	$15.3	—	—	$12.3	—	—	$10.9	—	—

Liabilities
Contingent consideration (2)	—	—	$3.6	—	—	—	—	—	—
Foreign exchange forward contracts (3)	—	—	—	—	—	—	—	$1.3	—

(1) Included in Other Assets on the Company's consolidated balance sheet.
(2) Included in Other Current Liabilities on the Company's consolidated balance sheet.
(3) Included in Other Current Liabilities on the Company's consolidated balance sheet.

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. Gains on the investments in marketable securities were $0.5 million and $1.2 million for the fiscal quarter and two fiscal quarters ended July 1, 2017, respectively, and were $0.7 million and $0.3 million for the fiscal quarter and two fiscal quarters ended July 2, 2016, respectively. These amounts are included in Other (income) expense, net.

CONTINGENT CONSIDERATION

In connection with the Company's acquisition of Skip Hop on February 22, 2017, the Company may be obligated to pay an amount up to $10 million of additional cash consideration to the sellers of Skip Hop if the acquired business achieves certain financial performance targets in fiscal 2017 for net sales and adjusted operating margin, as defined in the stock purchase agreement. The Company has preliminarily estimated the discounted fair value of this contingency to be approximately $3.6 million (undiscounted approximately $3.8 million) based on weighted probabilities of 25%, 25% and 50% for each possible payment amount under the earnout. The Company remeasures the fair value of this contingency at the end of each reporting period in fiscal 2017.

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between U.S. and Canadian dollars) and are classified as Level 2 within the fair value hierarchy. At July 1, 2017 and December 31, 2016, there were no open foreign currency contracts. At July 2, 2016, the notional value of the open foreign currency forward contracts was approximately $20.0 million.

DEBT OBLIGATIONS

The Company's outstanding debt obligations are reflected in the consolidated balance sheet at carrying value. These debt obligations are not remeasured at fair value each reporting period, however the following fair value disclosures are provided:

•
As of July 1, 2017, the fair value of the Company's $266.0 million in outstanding borrowings under its secured revolving credit facility approximated carrying value. On July 19, 2017, the Company borrowed an additional $100 million under its secured revolving credit facility primarily for seasonal working capital needs, bringing total outstanding borrowings under this facility to $366 million. Fair value approximates carrying value of $366 million.

•
The fair value of the Company's senior notes at July 1, 2017 was approximately $412 million. The fair value of these senior notes with a notional value and carrying value of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	47,863,618	50,143,568	48,093,155	50,660,278
Dilutive effect of equity awards	550,726	469,114	552,866	468,632
Diluted number of common and common equivalent shares outstanding	48,414,344	50,612,682	48,646,021	51,128,910

Basic net income per common share (in thousands, except per share data):
Net income	$37,925	$36,198	$84,589	$90,178
Income allocated to participating securities	(291)	(279)	(660)	(720)
Net income available to common shareholders	$37,634	$35,919	$83,929	$89,458

Basic net income per common share	$0.79	$0.72	$1.75	$1.77

Diluted net income per common share (in thousands, except per share data):
Net income	$37,925	$36,198	$84,589	$90,178
Income allocated to participating securities	(289)	(278)	(656)	(715)
Net income available to common shareholders	$37,636	$35,920	$83,933	$89,463

Diluted net income per common share	$0.78	$0.71	$1.73	$1.75

Anti-dilutive shares excluded from diluted earnings per share computation	663,531	233,570	596,297	233,570

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	July 1, 2017	December 31, 2016	July 2, 2016
Accrued bonuses and incentive compensation	$5,959	$16,834	$6,694
Accrued employee benefits	10,227	17,165	8,718
Accrued and deferred rent	17,767	15,632	13,930

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	July 1, 2017	December 31, 2016	July 2, 2016
Deferred lease incentives	$74,344	$74,015	$71,884

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

Prior periods have been conformed to reflect the Company's current segment structure by adding together Carter's Retail and OshKosh Retail as U.S. Retail and Carter's Wholesale and OshKosh Wholesale as U.S. Wholesale. Prior results for the International segment and Corporate expenses were not impacted.

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 1, 2017	% of Total Net Sales	July 2, 2016	% of Total Net Sales	July 1, 2017	% of Total Net Sales	July 2, 2016	% of Total Net Sales
Net sales:
U.S. Wholesale	$217,710	31.5%	$215,122	33.6%	$510,265	35.8%	$507,176	37.2%
U.S. Retail (a)	391,822	56.6%	352,782	55.2%	755,593	53.0%	706,871	51.8%
International (b)	82,585	11.9%	71,567	11.2%	159,014	11.2%	149,509	11.0%
Total net sales	$692,117	100.0%	$639,471	100.0%	$1,424,872	100.0%	$1,363,556	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Wholesale (g)	$35,806	16.4%	$41,509	19.3%	$105,501	20.7%	$109,920	21.7%
U.S. Retail (a) (g)	42,342	10.8%	36,952	10.5%	72,242	9.6%	76,421	10.8%
International (b) (g)	7,597	9.2%	9,105	12.7%	11,282	7.1%	17,546	11.7%
Corporate expenses (c) (d) (e) (f)	(21,224)		(24,323)		(45,938)		(47,636)
Total operating income	$64,521	9.3%	$63,243	9.9%	$143,087	10.0%	$156,251	11.5%

(a)	Includes retail store and eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales.

(c)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting, and audit fees.

(d)
Includes expenses related to the amortization of the H.W. Carter and Sons tradenames of approximately $0.8 million and $1.7 million for the fiscal quarter and two fiscal quarters ended July 2, 2016, respectively.

(e)	Includes acquisition-related expenses of approximately $0.6 million and $1.8 million for fiscal quarter the two fiscal quarters ended July 1, 2017, respectively.

(f)	Includes charges related to the Company's direct sourcing initiative of approximately $0.1 and $0.3 million for the fiscal quarter and two fiscal quarters ended July 1, 2017, respectively.

(g)
A total of $0.4 million of certain costs related to inventory acquired from Skip Hop is included in operating income between U.S. Wholesale, U.S. Retail, and International for the fiscal quarter and two fiscal quarters ended July 1, 2017.

NOTE 15 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance, and additional updates are possible. The standard will be effective for the Company at the beginning of fiscal 2018, including interim periods within that fiscal year. Upon adoption, the Company will apply the provisions of ASC 606 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. Based on an assessment of the Company's significant sources of revenue, at this time the Company does not believe that the adoption of ASC 606, including any of the policy elections required or permitted by ASC 606, will have a material impact on its consolidated financial position, results of operations or cash flows. Based on this assessment, at this time the Company does not believe the adoption of ASC 606 will have a significant impact on processes, systems, or controls.

Leases (ASU 2016-02)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842 ("ASU 2016-02"). Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. ASU

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2016-02 will have little or no impact on an entity's results of operations or cash flows. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The new standard requires a modified retrospective basis, and early adoption is permitted. The Company is still evaluating the potential impacts of ASU 2016-02 on its consolidated balance sheet. However, the Company expects that the adoption of ASU 2016-02 will require the Company to recognize right-of-use assets and lease liabilities that will be material to the Company's consolidated balance sheet.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement of Cash Flows (ASU 2016-15)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). This ASU represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that each impact classifications on the statement of cash flows. In particular, issue number three addresses the classification of contingent consideration payments made after a business combination. Under ASU 2016-15, cash payments made soon after an acquisition’s consummation date (i.e., approximately three months or less) will be classified as cash outflows from investing activities. Payments made thereafter will be classified as cash outflows from financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability will be classified as cash outflows from operating activities. For public business entities, ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The guidance requires application using a retrospective transition method.  Early adoption is permitted, provided that all of the amendments are adopted in the same period. At the current time, none of the other items contained in ASU 2016-15 are expected to impact the Company's classifications on its consolidated statement of cash flows.

Modifications to Share-based Compensation Awards (ASU 2017-09)

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation Topic 718-Scope of Modification Accounting ("ASU 2017-09"). This guidance will clarify when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions, or classification of an award changes. ASU 2017-07 is effective for the Company at the beginning of fiscal 2018, including interim periods within fiscal 2018. Early adoption is permitted. The guidance will be applied prospectively to awards modified on or after adoption. The impact that ASU 2017-09 may have on the Company's results of operations, financial condition, or cash flows subsequent to adoption will be dependent on the terms and conditions of any modifications made to share-based awards after fiscal 2017.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$127,907	$11,435	$34,222	$—	$173,564
Accounts receivable, net	—	124,885	35,765	4,533	—	165,183
Intercompany receivable	—	56,526	61,911	25,588	(144,025)	—
Finished goods inventories	—	346,963	207,368	68,262	(12,170)	610,423
Prepaid expenses and other current assets	—	16,684	18,002	9,841	—	44,527
Total current assets	—	672,965	334,481	142,446	(156,195)	993,697
Property, plant, and equipment, net	—	150,796	195,209	36,467	—	382,472
Goodwill	—	136,570	53,635	41,504	—	231,709
Tradenames and other intangible assets, net	—	223,339	177,396	—	—	400,735
Other assets	—	20,901	447	1,898	—	23,246
Intercompany long-term receivable	—	—	411,475	—	(411,475)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	749,911	936,310	167,809	—	(1,854,030)	—
Total assets	$749,911	$2,240,881	$1,340,452	$222,315	$(2,521,700)	$2,031,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$151,770	$47,695	$17,875	$—	$217,340
Intercompany payables	—	82,539	57,034	4,452	(144,025)	—
Other current liabilities	—	32,973	53,114	8,557	—	94,644
Total current liabilities	—	267,282	157,843	30,884	(144,025)	311,984

Long-term debt, net	—	661,846	—	—	—	661,846
Deferred income taxes	—	69,750	63,400	101	—	133,251
Intercompany long-term liability	—	411,475	—	—	(411,475)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,447	92,236	14,184	—	174,867
Stockholders' equity	749,911	762,081	926,973	177,146	(1,866,200)	749,911
Total liabilities and stockholders' equity	$749,911	$2,240,881	$1,340,452	$222,315	$(2,521,700)	$2,031,859

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$229,056	$11,817	$58,485	$—	$299,358
Accounts receivable, net	—	176,825	18,315	7,331	—	202,471
Intercompany receivable	—	55,902	74,681	14,601	(145,184)	—
Finished goods inventories	—	278,696	174,542	60,153	(25,800)	487,591
Prepaid expenses and other current assets	—	11,402	16,028	4,750	—	32,180
Deferred income taxes	—	18,476	15,440	1,570	—	35,486
Total current assets	—	770,357	310,823	146,890	(170,984)	1,057,086
Property, plant, and equipment, net	—	155,187	194,691	35,996	—	385,874
Goodwill	—	136,570	—	39,439	—	176,009
Tradenames and other intangible assets, net	—	223,428	85,500	—	—	308,928
Other assets	—	17,771	605	324	—	18,700
Intercompany long-term receivable	—	—	428,436	—	(428,436)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	788,124	753,753	145,076	—	(1,686,953)	—
Total assets	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$97,103	$41,947	$19,382	$—	$158,432
Intercompany payables	—	85,894	55,257	4,033	(145,184)	—
Other current liabilities	—	16,473	90,718	11,986	—	119,177
Total current liabilities	—	199,470	187,922	35,401	(145,184)	277,609

Long-term debt, net	—	561,399	—	18,977	—	580,376
Deferred income taxes	—	87,116	43,540	—	—	130,656
Intercompany long-term liability	—	428,436	—	—	(428,436)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,721	89,252	13,859	—	169,832
Stockholders' equity	788,124	813,924	744,417	154,412	(1,712,753)	788,124
Total liabilities and stockholders' equity	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$159,191	$11,233	$34,656	$—	$205,080
Accounts receivable, net	—	126,501	19,844	4,288	—	150,633
Intercompany receivable	—	62,988	115,545	6,820	(185,353)	—
Finished goods inventories	—	344,479	212,739	67,367	(37,151)	587,434
Prepaid expenses and other current assets	—	25,362	15,142	5,685	—	46,189
Deferred income taxes	—	17,452	13,545	1,819	—	32,816
Total current assets	—	735,973	388,048	120,635	(222,504)	1,022,152
Property, plant, and equipment, net	—	162,536	191,895	31,603	—	386,034
Goodwill	—	136,570	—	40,970	—	177,540
Tradenames and other intangible assets, net	—	223,517	85,500	—	—	309,017
Other assets	—	16,705	708	336	—	17,749
Intercompany long-term receivable	—	—	297,756	—	(297,756)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	766,702	692,654	119,250	—	(1,578,606)	—
Total assets	$766,702	$2,067,955	$1,083,157	$193,544	$(2,198,866)	$1,912,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$125,742	$44,406	$20,218	$—	$190,366
Intercompany payables	—	120,695	61,774	2,884	(185,353)	—
Other current liabilities	—	7,293	63,500	9,802	—	80,595
Total current liabilities	—	253,730	169,680	32,904	(185,353)	270,961
Long-term debt, net	—	560,964	—	19,714	—	580,678
Deferred income taxes	—	83,601	45,081	—	—	128,682
Intercompany long-term liability	—	297,756	—	—	(297,756)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,051	85,078	12,340	—	165,469
Stockholders' equity	766,702	803,853	683,318	128,586	(1,615,757)	766,702
Total liabilities and stockholders' equity	$766,702	$2,067,955	$1,083,157	$193,544	$(2,198,866)	$1,912,492

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$352,814	$435,321	$71,886	$(167,904)	$692,117
Cost of goods sold	—	260,902	257,323	37,019	(166,584)	388,660
Gross profit	—	91,912	177,998	34,867	(1,320)	303,457
Selling, general, and administrative expenses	—	38,295	193,865	26,292	(8,306)	250,146
Royalty income	—	(8,905)	(4,882)	—	2,577	(11,210)
Operating income (loss)	—	62,522	(10,985)	8,575	4,409	64,521
Interest expense	—	7,138	1,377	6	(1,327)	7,194
Interest income	—	(1,400)	—	(6)	1,327	(79)
(Income) loss in subsidiaries	(37,925)	7,022	(6,807)	—	37,710	—
Other (income) expense, net	—	(257)	280	(567)	—	(544)
Income (loss) before income taxes	37,925	50,019	(5,835)	9,142	(33,301)	57,950
Provision for income taxes	—	16,503	1,186	2,336	—	20,025
Net income (loss)	$37,925	$33,516	$(7,021)	$6,806	$(33,301)	$37,925

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$361,366	$374,806	$66,218	$(162,919)	$639,471
Cost of goods sold	—	264,791	220,976	30,976	(159,454)	357,289
Gross profit	—	96,575	153,830	35,242	(3,465)	282,182
Selling, general, and administrative expenses	—	40,434	173,924	22,514	(8,408)	228,464
Royalty income	—	(7,057)	(4,514)	—	2,046	(9,525)
Operating income (loss)	—	63,198	(15,580)	12,728	2,897	63,243
Interest expense	—	6,667	1,861	112	(1,837)	6,803
Interest income	—	(1,989)	—	(26)	1,837	(178)
(Income) loss in subsidiaries	(36,198)	10,335	(9,397)	—	35,260	—
Other (income) expense, net	—	(373)	387	502	—	516
Income (loss) before income taxes	36,198	48,558	(8,431)	12,140	(32,363)	56,102
Provision for income taxes	—	15,258	1,903	2,743	—	19,904
Net income (loss)	$36,198	$33,300	$(10,334)	$9,397	$(32,363)	$36,198

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the two fiscal quarters ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$806,329	$831,100	$132,917	$(345,474)	$1,424,872
Cost of goods sold	—	591,535	486,089	74,448	(346,459)	805,613
Gross profit	—	214,794	345,011	58,469	985	619,259
Selling, general, and administrative expenses	—	79,227	383,369	52,563	(17,219)	497,940
Royalty income	—	(17,335)	(9,007)	—	4,574	(21,768)
Operating income (loss)	—	152,902	(29,351)	5,906	13,630	143,087
Interest expense	—	14,111	2,746	95	(2,654)	14,298
Interest income	—	(2,839)	—	(33)	2,654	(218)
(Income) loss in subsidiaries	(84,589)	28,053	(4,358)	—	60,894	—
Other (income) expense, net	—	(625)	648	(788)	—	(765)
Income (loss) before income taxes	84,589	114,202	(28,387)	6,632	(47,264)	129,772
Provision for (benefit from) income taxes	—	43,243	(334)	2,274	—	45,183
Net income (loss)	$84,589	$70,959	$(28,053)	$4,358	$(47,264)	$84,589

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$812,562	$756,086	$122,048	$(327,140)	$1,363,556
Cost of goods sold	—	585,891	432,004	64,067	(311,517)	770,445
Gross profit	—	226,671	324,082	57,981	(15,623)	593,111
Selling, general, and administrative expenses	—	83,021	346,066	45,891	(17,518)	457,460
Royalty income	—	(16,129)	(8,725)	—	4,254	(20,600)
Operating income (loss)	—	159,779	(13,259)	12,090	(2,359)	156,251
Interest expense	—	13,275	2,706	215	(2,654)	13,542
Interest income	—	(2,974)	—	(65)	2,654	(385)
(Income) loss in subsidiaries	(90,178)	16,831	(6,057)	—	79,404	—
Other expense (income), net	—	(173)	173	3,709	—	3,709
Income (loss) before income taxes	90,178	132,820	(10,081)	8,231	(81,763)	139,385
Provision for income taxes	—	40,284	6,749	2,174	—	49,207
Net income (loss)	$90,178	$92,536	$(16,830)	$6,057	$(81,763)	$90,178

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$37,925	$33,516	$(7,021)	$6,806	$(33,301)	$37,925
Foreign currency translation adjustments	3,140	3,140	3,140	3,140	(9,420)	3,140
Comprehensive income (loss)	$41,065	$36,656	$(3,881)	$9,946	$(42,721)	$41,065

For the fiscal quarter ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$36,198	$33,300	$(10,334)	$9,397	$(32,363)	$36,198
Foreign currency translation adjustments	548	548	548	548	(1,644)	548
Comprehensive income (loss)	$36,746	$33,848	$(9,786)	$9,945	$(34,007)	$36,746

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the two fiscal quarters ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$84,589	$70,959	$(28,053)	$4,358	$(47,264)	$84,589
Foreign currency translation adjustments	4,087	4,087	4,087	4,087	(12,261)	4,087
Comprehensive income (loss)	$88,676	$75,046	$(23,966)	$8,445	$(59,525)	$88,676

For the two fiscal quarters ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$90,178	$92,536	$(16,830)	$6,057	$(81,763)	$90,178
Foreign currency translation adjustments	5,834	5,834	5,834	5,834	(17,502)	5,834
Comprehensive income (loss)	$96,012	$98,370	$(10,996)	$11,891	$(99,265)	$96,012

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the two fiscal quarters ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$120,884	$(13,661)	$110	$—	$107,333

Cash flows from investing activities:
Capital expenditures	—	(10,594)	(19,719)	(3,963)	—	(34,276)
Intercompany investing activity	136,535	(2,468)	—	—	(134,067)	—
Acquisition of business, net of cash acquired	—	(144,520)	746	70	—	(143,704)
Net cash provided by (used in) investing activities	136,535	(157,582)	(18,973)	(3,893)	(134,067)	(177,980)

Cash flows from financing activities:
Intercompany financing activity	—	(164,451)	32,252	(1,868)	134,067	—
Borrowings under secured revolving credit facility	—	100,000	—	—	—	100,000
Payments on secured revolving credit facility	—	—	—	(18,965)	—	(18,965)
Dividends paid	(35,831)	—	—	—	—	(35,831)
Repurchases of common stock	(98,236)	—	—	—	—	(98,236)
Withholdings from vestings of restricted stock	(5,590)	—	—	—	—	(5,590)
Proceeds from exercises of stock options	3,122	—	—	—	—	3,122
Net cash (used in) provided by financing activities	(136,535)	(64,451)	32,252	(20,833)	134,067	(55,500)
Effect of exchange rate changes on cash	—	—	—	353	—	353
Net decrease in cash and cash equivalents	—	(101,149)	(382)	(24,263)	—	(125,794)
Cash and cash equivalents, beginning of period	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of period	$—	$127,907	$11,435	$34,222	$—	$173,564

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$75,255	$12,749	$(2,405)	$—	$85,599

Cash flows from investing activities:
Capital expenditures	—	(15,895)	(30,274)	(3,529)	—	(49,698)
Intercompany investing activity	217,295	(1,784)	(1,623)	—	(213,888)	—
Proceeds from sale of property, plant and equipment	—	—	—	193	—	193
Net cash provided by (used in) investing activities	217,295	(17,679)	(31,897)	(3,336)	(213,888)	(49,505)

Cash flows from financing activities:
Intercompany financing activity	—	(226,217)	14,106	(1,777)	213,888	—
Dividends Paid	(33,679)	—	—	—	—	(33,679)
Income tax benefit from stock-based compensation	—	2,061	1,623	—	—	3,684
Repurchases of common stock	(180,209)	—	—	—	—	(180,209)
Withholdings from vestings of restricted stock	(8,508)	—	—	—	—	(8,508)
Proceeds from exercises of stock options	5,101	—	—	—	—	5,101
Net cash (used in) provided by financing activities	(217,295)	(224,156)	15,729	(1,777)	213,888	(213,611)
Effect of exchange rate changes on cash	—	—	—	1,388	—	1,388
Net decrease in cash and cash equivalents	—	(166,580)	(3,419)	(6,130)	—	(176,129)
Cash and cash equivalents, beginning of period	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of period	$—	$159,191	$11,233	$34,656	$—	$205,080

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended		Two fiscal quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net sales
U.S. Wholesale	31.5%	33.6%	35.8%	37.2%
U.S. Retail	56.6%	55.2%	53.0%	51.8%
International	11.9%	11.2%	11.2%	11.0%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.2%	55.9%	56.5%	56.5%

Gross margin	43.8%	44.1%	43.5%	43.5%
Selling, general, and administrative expenses	36.1%	35.7%	34.9%	33.5%
Royalty income	(1.6)%	(1.5)%	(1.5)%	(1.5)%

Operating income	9.3%	9.9%	10.0%	11.5%
Interest expense	1.0%	1.1%	1.0%	1.0%
Interest income	n/m	n/m	n/m	n/m
Other (income) expense, net	n/m	n/m	n/m	0.3%

Income before income taxes	8.4%	8.8%	9.1%	10.2%
Provision for income taxes	2.9%	3.1%	3.2%	3.6%
Net income	5.5%	5.7%	5.9%	6.6%

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

COMPARABLE SALES METRICS

Our management's discussion and analysis includes comparable sales metrics for our company-owned retail stores and our eCommerce websites in our U.S. Retail and International segments.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JULY 1, 2017 COMPARED TO SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JULY 2, 2016

CONSOLIDATED NET SALES

In the second quarter of fiscal 2017, consolidated net sales increased $52.6 million, or 8.2%, to $692.1 million from $639.5 million in the second quarter of fiscal 2016. For the first two quarters of fiscal 2017, consolidated net sales increased $61.3 million, or 4.5%, to $1.42 billion from $1.36 billion in the first two quarters of fiscal 2016. The increases for the fiscal quarter and year-to-date period in fiscal 2017 were primarily driven by our U.S. Retail segment. Changes in foreign currency exchange rates in the second quarter and first two quarters of fiscal 2017, as compared to the second quarter and first two quarters of fiscal 2016, had an unfavorable impact on our consolidated net sales of approximately $2.6 million and $1.2 million, respectively.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 1, 2017	% of Total	July 2, 2016	% of Total	July 1, 2017	% of Total	July 2, 2016	% of Total

Net sales:
U.S. Wholesale	$217,710	31.5%	$215,122	33.6%	$510,265	35.8%	$507,176	37.2%
U.S. Retail	391,822	56.6%	352,782	55.2%	755,593	53.0%	706,871	51.8%
International	82,585	11.9%	71,567	11.2%	159,014	11.2%	149,509	11.0%
Total net sales	$692,117	100.0%	$639,471	100.0%	$1,424,872	100.0%	$1,363,556	100.0%

U.S. WHOLESALE SALES

U.S. Wholesale segment net sales increased $2.6 million, or 1.2%, in the second quarter of fiscal 2017 to $217.7 million from $215.1 million in the second quarter of fiscal 2016. During the second quarter of fiscal 2017, Skip Hop's wholesale net sales in the U.S. were approximately $15.1 million. Net sales for the remaining U.S. Wholesale segment declined due to a decrease in demand, which reflected a 2.8% decrease in the number of units shipped and a 3.1% decrease in the average price per unit.

U.S. Wholesale segment net sales increased $3.1 million, or 0.6%, in the first two quarters of fiscal 2017 to $510.3 million from $507.2 million in the first two quarters of fiscal 2016. During the post-acquisition period of February 23 to July 1, 2017, Skip Hop's wholesale net sales in the U.S. were approximately $21.9 million. Net sales for the remaining U.S. Wholesale segment declined due to a decrease in demand, which reflected a 2.2% decrease in the number of units shipped and a 1.6% decrease in the average price per unit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

U.S. RETAIL SALES

Store Count Data for U.S. Retail Stores

U.S. Retail Stores

Store count at December 31, 2016	792
Openings	26
Closings	(8)
Store count at July 1, 2017	810

Approximate new store projections for all of fiscal 2017:
Openings	58
Closings	(13)

Comparable Sales

Increase (Decrease)	Change for Second Fiscal Quarter from 2016 to 2017	Change for First Two Fiscal Quarters from 2016 to 2017

Retail stores	+0.4%	(5.0)%
eCommerce	+27.6%	+23.5%
Total	+6.0%	+1.1%

The increase in comparable retail store sales during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to an increase in the number of transactions, partially offset by a lower average transaction price.

The increases in eCommerce comparable sales during the second quarter and first two quarters of fiscal 2017 compared to the corresponding periods in fiscal 2016 were due to increases in the number of transactions.

Sales Results

U.S. Retail segment net sales increased approximately $39.0 million, or 11.1%, in the second quarter of fiscal 2017 to $391.8 million from $352.8 million in the second quarter of fiscal 2016. This increase in net sales primarily reflected a/an:

•	Increase of $20.7 million from new and non-comparable store sales;

•	Increase of $19.6 million from eCommerce sales, including Skip Hop;

•	Increase of $0.6 million in comparable store sales; and

•	Decrease of $2.8 million due to the impact of store closings.

U.S. Retail segment net sales increased $48.7 million, or 6.9%, in the first two quarters of fiscal 2017 to $755.6 million from $706.9 million in the first two quarters of fiscal 2016. This increase in net sales primarily reflected a/an:

•	Increase of $41.3 million from new and non-comparable store sales;

•	Increase of $37.2 million from eCommerce sales, including Skip Hop;

•	Decrease of $27.1 million in comparable store sales; and

•	Decrease of $5.6 million due to the impact of store closings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INTERNATIONAL SALES

International segment net sales increased $11.0 million, or 15.4%, in the second quarter of fiscal 2017 to $82.6 million from $71.6 million in the second quarter of fiscal 2016. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had an unfavorable impact on International segment net sales of approximately $2.6 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. During the second quarter of fiscal 2017, Skip Hop's international sales were approximately $9.1 million.

The $11.0 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $9.7 million primarily from our Skip Hop wholesale businesses;

•	Decrease of $3.7 million from our other international wholesale partners in certain markets;

•	Increase of $3.8 million from our retail stores in Canada; and

•	Increase of $1.2 million from eCommerce, primarily from our websites in Canada and China.

International segment net sales increased $9.5 million, or 6.4%, in the first two quarters of fiscal 2017 to $159.0 million from $149.5 million in the first two quarters of fiscal 2016. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had an unfavorable impact on International segment net sales of approximately $1.2 million in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016. For the post-acquisition period of February 23 to July 1, 2017, Skip Hop's international sales were approximately $12.3 million.

The $9.5 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $14.3 million primarily from our Skip Hop and China wholesale businesses;

•	Decrease of $11.6 million from our other international wholesale partners in certain markets;

•	Increase of $3.7 million from our retail stores in Canada; and

•	Increase of $3.1 million from eCommerce, primarily from our websites in Canada and China.

Compared to the second quarter of fiscal 2016, our Canadian total retail comparable sales increased 8.2% in the second quarter of fiscal 2017, primarily due to eCommerce comparable sales growth of 46.8% and retail stores comparable sales growth of 5.9%. Compared to the first two quarters of fiscal 2016, our Canadian total retail comparable sales increased 0.1% in the first two quarters of fiscal 2017, primarily due to eCommerce comparable sales growth of 43.1%, which was offset by a retail store comparable sales decline of 2.9%.

Store Count Data for Canada Retail Stores

Canada Retail Stores

Store count at December 31, 2016	164
Openings	6
Closings	(2)
Store count at July 1, 2017	168

Approximate new store projections for all of fiscal 2017:
Openings	16
Closings	2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin decreased from 44.1% in the second quarter of fiscal 2016 to 43.8% in the second quarter of fiscal 2017 primarily due to lower margins in our wholesale channels and higher provisions for inventory, partially offset by an increase in net sales for our higher-margin retail business. Our consolidated gross profit increased $21.3 million, or 7.5%, to $303.5 million in the second quarter of fiscal 2017 from $282.2 million in the second quarter of fiscal 2016 primarily due to the increase in net sales.

Our consolidated gross margin was 43.5% for the first two quarters of fiscal 2016 and 2017. Our consolidated gross profit increased $26.1 million, or 4.4%, to $619.3 million in the first two quarters of fiscal 2017 from $593.1 million in the first two quarters of fiscal 2016 primarily due to the increase in net sales.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in the second quarter of fiscal 2017 increased $21.7 million, or 9.5%, to $250.1 million from $228.5 million in the second quarter of fiscal 2016. As a percentage of net sales, SG&A expenses increased from 35.7% in the second quarter of fiscal 2016 to 36.1% in the second quarter of fiscal 2017.

The increase in SG&A expenses, as a percentage of net sales, in the second quarter of fiscal 2017 primarily reflected a:

•	$11.5 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$7.8 million increase in expenses related to selling, distribution, and administrative expenses for Skip Hop;

•	$2.8 million increase in expenses related to eCommerce operations;

•	$2.4 million increase in expenses related to marketing and brand management;

•	$2.1 million increase in performance-based compensation expenses; and

•	$0.6 million increase in expenses related to business development.

which were partially offset by a:

•	$2.8 million decrease in other general and administrative expenses;

•	$1.9 million decrease in information technology and systems costs; and

•	$0.8 million decrease in amortization of the H.W.Carter & Sons trademarks.

Consolidated SG&A expenses in the first two quarters of fiscal 2017 increased $40.5 million, or 8.8%, to $497.9 million from $457.5 million in the first two quarters of fiscal 2016. As a percentage of net sales, SG&A expenses increased from 33.5% in the first two quarters of fiscal 2016 to 34.9% in the first two quarters of fiscal 2017.

The increase in SG&A expenses, as a percentage of net sales, in the first two quarters of fiscal 2017 primarily reflected a:

•	$21.8 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$10.5 million increase in expenses related to selling, distribution, and administrative expenses for Skip Hop;

•	$6.1 million increase in expenses related to eCommerce operations;

•	$3.9 million increase in expenses related to marketing and brand management;

•	$2.7 million increase in expenses related to Skip Hop acquisition costs, direct sourcing initiatives and business development; and

•	$0.4 million increase in performance-based compensation expenses.

which were partially offset by a:

•	$2.2 million decrease in information technology and systems costs;

•	$1.7 million decrease in amortization of the H.W.Carter & Sons trademarks; and

•	$1.0 million decrease in other general and administrative expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

ROYALTY INCOME

We license the use of our Carter's, Just One You, Child of Mine, OshKosh B'gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names.

Royalty income from these brands for the second quarter of fiscal 2017 increased $1.7 million, or 17.7%, to $11.2 million from $9.5 million in the second quarter of fiscal 2016. Royalty income from these brands for the first two quarters of fiscal 2017 increased $1.2 million, or 5.7%, to $21.8 million from $20.6 million in the first two quarters of fiscal 2016. These increases were primarily attributable to sales growth from our domestic licensees, partially offset by decreases in income from certain licensees due to the insourcing of formerly licensed product categories.

OPERATING INCOME

Consolidated operating income increased $1.3 million, or 2.0%, to $64.5 million in the second quarter of fiscal 2017 from $63.2 million in the second quarter of fiscal 2016. Consolidated operating income decreased $13.2 million, or 8.4%, to $143.1 million in the first two quarters of fiscal 2017 from $156.3 million in the first two quarters of fiscal 2016.

Consolidated operating margin decreased from 9.9% in the second quarter of fiscal 2016 to 9.3% in the second quarter of fiscal 2017. Consolidated operating margin decreased from 11.5% in the first two quarters of fiscal 2016 to 10.0% in the first two quarters of fiscal 2017. The tables below summarize the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Wholesale	U.S. Retail	International	Corporate Expenses	Total
Operating income (loss) for second quarter of fiscal 2016	$41,509	$36,952	$9,105	$(24,323)	$63,243
Favorable (unfavorable) change in the second quarter of fiscal 2017
Gross profit	(946)	18,216	4,225	(220)	21,275
Royalty income	(314)	1,971	28	—	1,685
SG&A expenses	(4,443)	(14,797)	(5,761)	3,319	(21,682)
Operating income (loss) for second quarter of fiscal 2017	$35,806	$42,342	$7,597	$(21,224)	$64,521

(dollars in thousands)	U.S. Wholesale	U.S. Retail	International	Corporate Expenses	Total
Operating income (loss) for two quarters of fiscal 2016	$109,920	$76,421	$17,546	$(47,636)	$156,251
Favorable (unfavorable) change in the two quarters of fiscal 2017
Gross profit	1,469	22,221	2,294	164	26,148
Royalty income	(515)	2,490	(807)	—	1,168
SG&A expenses	(5,373)	(28,890)	(7,751)	1,534	(40,480)
Operating income (loss) for two quarters of fiscal 2017	$105,501	$72,242	$11,282	$(45,938)	$143,087

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following tables present changes in the operating margin for each of our three operating segments. The primary drivers of these changes are presented in terms of the difference in each driver's margin (based on net sales) between the respective periods, in each case expressed in basis points ("bps"). The first table presents the changes between the second quarter of fiscal 2016 and the second quarter of fiscal 2017. The second table presents the changes between the first two quarters of fiscal 2016 and the first two quarters of fiscal 2017.

	U.S. Wholesale	U.S. Retail	International
Operating margin for the second quarter of fiscal 2016	19.3%	10.5%	12.7%
Favorable (unfavorable) bps change in the second quarter of fiscal 2017
Gross profit	(80) bps	(60) bps	(140) bps
Royalty income	(20) bps	40 bps	(20) bps
SG&A expenses	(190) bps	50 bps	(190) bps
Operating margin for the second quarter of fiscal 2017	16.4%	10.8%	9.2%
	(a)	(b)	(c)

	U.S. Wholesale	U.S. Retail	International
Operating margin for the first two quarters of fiscal 2016	21.7%	10.8%	11.7%
Favorable (unfavorable) bps change in the first two quarters of fiscal 2017
Gross profit	10 bps	(50) bps	(130) bps
Royalty income	(10) bps	30 bps	(60) bps
SG&A expenses	(100) bps	(100) bps	(270) bps
Operating margin for the first two quarters of fiscal 2017	20.7%	9.6%	7.1%
	(aa)	(bb)	(cc)

(a) U.S. Wholesale segment operating income in the second quarter of fiscal 2017 decreased $5.7 million, or 13.7%, to $35.8 million from $41.5 million in the second quarter of fiscal 2016. The segment's operating margin decreased 290 bps from 19.3% in the second quarter of fiscal 2016 to 16.4% in the second quarter of fiscal 2017. The primary drivers of the change in operating margin were a:

•	80 bps decrease in gross profit primarily due to higher customer support and sourcing costs;

•	190 bps increase in SG&A expenses, primarily due to a:

◦	120bps increase in administrative, distribution, and selling expenses;

◦	40 bps increase in marketing and brand management expenses;

◦	20 bps increase in provisions for accounts receivable; and

•	20 bps decrease in royalty income due to the insourcing of formerly licensed product categories.

(aa) U.S. Wholesale segment operating income in the first two quarters of fiscal 2017 decreased $4.4 million, or 4.0%, to $105.5 million from $109.9 million in the first two quarters of fiscal 2016. The segment's operating margin decreased 100 bps from 21.7% in the first two quarters of fiscal 2016 to 20.7% in the first two quarters of fiscal 2017. The primary drivers of the change in operating margin were a:

•	10 bps increase in gross profit;

•	100 bps increase in SG&A expenses, primarily due to a:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

◦	100 bps increase in distribution, selling, and administrative expenses;

◦	20 bps increase in marketing and brand management expenses; and

◦	10 bps decrease in provisions for accounts receivable.

(b) U.S. Retail segment operating income increased by $5.4 million, or 14.6%, to $42.3 million in the second quarter of fiscal 2017 from $37.0 million in the second quarter of fiscal 2016. This segment's operating margin increased 30 bps from 10.5% in the second quarter of fiscal 2016 to 10.8% in the second quarter of fiscal 2017. The primary drivers of the change in operating margin were a:

•	60 bps decrease in gross profit due to increased promotional activity and provisions for inventory, partially offset by lower product costs;

•	50 bps decrease in SG&A expenses, primarily due to a:

•	100 bps decrease in expenses associated with new retail stores;

•	20 bps increase in marketing and brand management expenses.

•	20 bps increase in expenses related to eCommerce expansion; and

•	40 bps increase in royalty income due to sales growth from our domestic licensees.

(bb) U.S. Retail segment operating income decreased by $4.2 million, or 5.5%, to $72.2 million in the first two quarters of fiscal 2017 from $76.4 million in the first two quarters of fiscal 2016. This segment's operating margin decreased 120 bps from 10.8% in the first two quarters of fiscal 2016 to 9.6% in the first two quarters of fiscal 2017. The primary drivers of the change in operating margin were a:

•	50 bps decrease in gross profit due to increased promotional activity and provisions for inventory, partially offset by lower products costs;

•	100 bps increase in SG&A expenses, primarily due to a:

•	40 bps increase in expenses associated with eCommerce expansion;

•	20 bps increase in expenses associated with new retail stores;

•	20 bps increase in distribution and freight expenses;

•	20 bps increase in marketing and brand management expenses; and

•	30 bps increase in royalty income due to sales growth from our domestic licensees.

(c) International segment operating income decreased by $1.5 million, or 16.6%, to $7.6 million in the second quarter of fiscal 2017 from $9.1 million in the second quarter of 2016. This segment's operating margin decreased 350 bps from 12.7% in the second quarter of fiscal 2016 to 9.2% in the second quarter of fiscal 2017. The primary drivers of the change in operating margin were a:

•	140 bps decrease in gross profit primarily due to a lower average gross margin for wholesale business and unfavorable foreign currency impacts, partially offset by lower provisions for inventory;

•	190 bps increase in SG&A expenses, primarily due to a:

•	90 bps increase in expenses associated with new retail stores;

•	90 bps increase in provisions for accounts receivable;

•	80 bps increase in selling and marketing expenses;

•	30 bps increase in general and administrative expenses;

•	10 bps increase in expenses associated with eCommerce;

•	140 bps decrease in distribution and freight expenses; and

•	20 bps decrease in royalty income due to a reduction in the number of licensees.

(cc) International segment operating income decreased by $6.3 million, or 35.7%, to $11.3 million in the first two quarters of fiscal 2017 from $17.5 million in the first two quarters of 2016. This segment's operating margin decreased 460 bps from 11.7% in the first two quarters of fiscal 2016 to 7.1% in the first two quarters of fiscal 2017. The primary drivers of the change in operating margin were a/an:

•	130 bps decrease in gross profit, primarily due to a lower average gross margin for wholesale business and unfavorable foreign currency exchange impacts;

•	270 bps increase in SG&A expenses, primarily due to a:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	170 bps increase in expenses associated with new retail stores;

•	70 bps increase in expenses associated with eCommerce;

•	60 bps increase in selling and marketing expenses;

•	50 bps increase in provisions for accounts receivable;

•	30 bps decrease in general and administrative expenses;

•	100 bps decrease in distribution expenses; and

•	60 bps decrease in royalty income due to a reduction in the number of licensees.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $3.1 million, or 12.7%, in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, primarily due to a reduction in information technology investments. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 3.8% in the second quarter of fiscal 2016 to 3.1% in the second quarter of fiscal 2017.

Unallocated corporate expenses decreased by $1.7 million, or 3.6%, in the first two quarters of fiscal 2017 compared to the first two quarters of fiscal 2016, primarily due to a reduction in information technology investments, partially offset by acquisition related costs and direct sourcing initiatives. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 3.5% in the first two quarters of fiscal 2016 to 3.2% in the first two quarters of fiscal 2017.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in the second quarter of fiscal 2017 and 2016 was approximately $7.2 million and $6.8 million, respectively. Weighted-average borrowings for the second quarter of fiscal 2017 were approximately $595.7 million with an effective interest rate of 4.69%, compared to weighted-average borrowings for the second quarter of fiscal 2016 of $585.7 million with an effective interest rate of 4.54%. The increase in weighted-average borrowings during the second quarter of fiscal 2017 was attributable to additional net borrowings under our secured revolving credit facility.

Interest expense in the first two quarters of fiscal 2017 and 2016 was approximately $14.3 million and $13.5 million, respectively. Weighted-average borrowings over the course of the first two quarters of fiscal 2017 were approximately $602.1 million with an effective interest rate of 4.62%, compared to weighted-average borrowings for the first two quarters of fiscal 2016 of $585.1 million with an effective interest rate of 4.58%. The increase in weighted-average borrowings during the first two quarters of fiscal 2017 was attributable to additional net borrowings under our secured revolving credit facility.

The increases in the effective interest rates for the second quarter and first two quarters of fiscal 2017 compared to the second quarter and first two quarters of fiscal 2016 were due to higher LIBOR rates for the variable portions of outstanding borrowings on our secured revolving credit facility during the 2017 periods, partially offset by a higher proportion of outstanding borrowings under our secured revolving credit facility during both periods of fiscal 2017. Borrowings under our secured revolving credit facility accrue interest at a lower interest rate than our senior notes.

On our consolidated balance sheets, unamortized debt issuance costs associated with our senior notes are presented as a direct reduction in the carrying value of the associated debt liability for all periods presented.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net is primarily composed of gains and losses on foreign currency transactions and, if utilized during a reporting period, gains and losses on foreign currency forward contracts. These amounts represented a net gain of $0.6 million and $0.8 million for the second quarter and first two quarters of fiscal 2017, respectively. These amounts represented a net loss of $0.5 million and $3.7 million for the second quarter and first two quarters of fiscal 2016, respectively. There were no open or settled foreign currency forward contracts at any time during fiscal 2017.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INCOME TAXES

Our consolidated effective income tax rate for the second quarter of fiscal 2017 was 34.6% compared to 35.5% for the second quarter of fiscal 2016. Our consolidated effective income tax rate for the first two quarters of fiscal 2017 was 34.8% compared to 35.3% for the first two quarters of fiscal 2016. The lower effective rates for both periods in fiscal 2017 were primarily due to changes in the mix of taxable income among our domestic and international tax-paying entities and the new accounting guidance which requires excess income tax benefits realized from settled stock-based compensation awards to be reflected as a benefit to income tax expense instead of a credit to additional paid-in capital.

For the full fiscal year 2017, we estimate our consolidated effective income tax rate to be approximately 35.0%.

NET INCOME

Our consolidated net income for the second quarter of fiscal 2017 increased by $1.7 million, or 4.8%, to $37.9 million compared to $36.2 million in the second quarter of fiscal 2016. Our consolidated net income for the first two quarters of fiscal 2017 decreased by $5.6 million, or 6.2%, to $84.6 million compared to $90.2 million in the first two quarters of fiscal 2016. These changes were due to the factors previously discussed.

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

As of July 1, 2017, the Company had approximately $173.6 million of cash and cash equivalents in major financial institutions, including approximately $34.2 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at July 1, 2017 were $165.2 million compared to $150.6 million at July 2, 2016 and $202.5 million at December 31, 2016. The overall increase of $14.6 million, or 9.7%, at July 1, 2017 compared to July 2, 2016 primarily reflected the Skip Hop acquisition. Due to the seasonal nature of our operations, the net accounts receivable balance at July 1, 2017 is not comparable to the net accounts receivable balance of $202.5 million at December 31, 2016.

Inventories at July 1, 2017 were $610.4 million compared to $587.4 million at July 2, 2016 and $487.6 million at December 31, 2016. The increase of $23.0 million, or 3.9%, at July 1, 2017 compared to July 2, 2016 primarily reflected business growth. Due to the seasonal nature of our operations, the inventories balance at July 1, 2017 is not comparable to the inventories balance of $487.6 million at December 31, 2016.

CASH FLOW

Net cash provided by operating activities for the first two quarters of fiscal 2017 was $107.3 million compared to net cash provided by operating activities of $85.6 million in the first two quarters of fiscal 2016. This increase in operating cash flow for the 2017 period primarily reflected favorable changes in net working capital due to timing of payments and receipts, partially offset by lower net income.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net cash used in investing activities for the first two quarters of fiscal 2017 reflected the $143.7 million paid, net of cash acquired, on February 22, 2017 to acquire all of the outstanding stock of Skip Hop. Capital expenditures were $34.3 million in the first two quarters of fiscal 2017 compared to $49.7 million in the first two quarters of fiscal 2016, primarily reflecting 2017 expenditures of approximately $20.7 million for our U.S. and international retail store openings and re-modelings, $6.3 million for information technology initiatives, $4.7 million for distribution and office facilities, and $0.7 million for wholesale fixtures. Capital expenditures in the first two quarters of fiscal 2016 primarily reflected approximately $29.4 million for our U.S. and international retail store openings and re-modelings, $13.4 million for information technology initiatives, $4.4 million for distribution and office facilities, and $1.3 million for wholesale fixtures.

We plan to invest approximately $90 million in total capital expenditures for all of fiscal 2017, primarily for our U.S. and international retail store openings and re-modelings, and information technology initiatives.

Net cash used in financing activities was $55.5 million in the first two quarters of fiscal 2017 compared to $213.6 million in the first two quarters of fiscal 2016. The decrease in cash used for the 2017 period primarily reflected decreases in repurchases of our common stock and a net increase in borrowings under our secured revolving credit facility.

On July 19, 2017, we borrowed an additional $100 million under our secured revolving credit facility primarily for seasonal working capital purposes, bringing total outstanding borrowings under this credit facility to $366 million, excluding accrued interest. By the end of fiscal 2017, we expect to make repayments in order to reduce the amount of these outstanding borrowings.

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

As of July 1, 2017, we had $266.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of July 1, 2017, approximately $229.5 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.

The interest rate margins applicable to our secured revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of July 1, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted average borrowing rate of 2.55%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017. There were no Canadian dollar borrowings during the second quarter of fiscal 2017.

As of July 1, 2017, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of July 1, 2017, our wholly-owned operating subsidiary The William Carter Company ("TWCC") had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15,

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $4.2 million, $4.6 million and $5.0 million unamortized issuance-related debt costs at July 1, 2017, December 31, 2016 and July 2, 2016, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

In the first two quarters of fiscal 2017, the Company repurchased and retired 1,131,409 shares in open market transactions for approximately $98.2 million at an average price of $86.82 per share. In the first two quarters of fiscal 2016, the Company repurchased and retired 1,771,847 shares in open market transactions for approximately $180.2 million, at an average price of $101.71 per share.

The total remaining capacity under all remaining repurchase authorizations as of July 1, 2017 was approximately $176.2 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first and second quarters of fiscal 2017, we paid quarterly cash dividends of $0.37 per share in each quarter. In the first and second quarters of fiscal 2016, we paid quarterly cash dividends of $0.33 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

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

Currency Risk

We contract for production with third parties, primarily in Asia. While these contracts are stated in U.S. dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the U.S. dollar and the local currencies of these contractors. We cannot predict the impact that future currency fluctuations may have on our financial position, results of operations, or cash flows in future periods.

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

Fluctuations in exchange rates, primarily between the U.S. dollar and the Canadian dollar, may affect our results of operations, financial position, and cash flows. Transactions by our Canadian subsidiary may be denominated in a currency other than the entity's functional currency, which is the Canadian dollar. Foreign currency transaction gains and losses also include the impact of non-current intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within Other (income) expense, net.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our weighted-average variable rate borrowings outstanding as of July 1, 2017 were $266.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $2.7 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 1, 2017.

Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended July 1, 2017 that have materially affected, or which are reasonably likely to materially affect, Internal Control.

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

Except for the foregoing, there were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended July 1, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the second quarter of fiscal 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

April 2, 2017 through April 29, 2017	168,100	$89.88	168,100	$212,665,846

April 30, 2017 through May 27, 2017	181,401	$88.97	180,985	$196,562,961

May 28, 2017 through July 1, 2017	238,380	$85.55	238,380	$176,169,921

Total	587,881		587,465

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 416 shares surrendered between April 2, 2017 and July 1, 2017.

(2)
Share purchases during the second quarter of fiscal 2017 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 5 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(3)	Under share repurchase authorizations approved by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-Laws of Carter's, Inc. (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

July 27, 2017	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 27, 2017	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)