Form 10-Q
period 2017-09-30
CARTERS INC
filed 2017-10-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 20, 2017
Common stock, par value $0.01 per share	47,323,325

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017, December 31, 2016 and October 1, 2016	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 30, 2017 and October 1, 2016	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 30, 2017 and October 1, 2016	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the three fiscal quarters ended September 30, 2017	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 30, 2017 and October 1, 2016	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4	Controls and Procedures	48

Part II. Other Information

Item 1	Legal Proceedings	48
Item 1A	Risk Factors	48
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3	Defaults upon Senior Securities	50
Item 4	Mine Safety Disclosures	50
Item 5	Other Information	50
Item 6	Exhibits	50

Signatures		51

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2017	December 31, 2016	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$105,370	$299,358	$140,626
Accounts receivable, net	285,651	202,471	271,207
Finished goods inventories	609,996	487,591	552,726
Prepaid expenses and other current assets	48,083	32,180	43,155
Deferred income taxes	—	35,486	37,600
Total current assets	1,049,100	1,057,086	1,045,314
Property, plant, and equipment, net of accumulated depreciation of $387,041, $345,907, and $333,660, respectively	382,014	385,874	388,440
Tradenames and other intangible assets, net	412,217	308,928	308,973
Goodwill	234,193	176,009	176,956
Other assets	26,539	18,700	18,022
Total assets	$2,104,063	$1,946,597	$1,937,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$193,878	$158,432	$155,223
Other current liabilities	134,031	119,177	126,922
Total current liabilities	327,909	277,609	282,145

Long-term debt, net	687,074	580,376	580,613
Deferred income taxes	138,239	130,656	129,278
Other long-term liabilities	178,878	169,832	169,535
Total liabilities	$1,332,100	$1,158,473	$1,161,571

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 30, 2017, December 31, 2016, and October 1, 2016	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 47,419,316, 48,948,670 and 49,625,609 shares issued and outstanding at September 30, 2017, December 31, 2016 and October 1, 2016, respectively	474	489	496
Accumulated other comprehensive loss	(26,496)	(34,740)	(31,889)
Retained earnings	797,985	822,375	807,527
Total stockholders' equity	771,963	788,124	776,134
Total liabilities and stockholders' equity	$2,104,063	$1,946,597	$1,937,705

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$948,232	$901,425	$2,373,104	$2,264,981
Cost of goods sold	544,384	525,879	1,349,997	1,296,324
Gross profit	403,848	375,546	1,023,107	968,657
Selling, general, and administrative expenses	283,480	255,322	781,420	712,782
Royalty income	(10,350)	(10,670)	(32,118)	(31,270)
Operating income	130,718	130,894	273,805	287,145
Interest expense	8,061	6,779	22,359	20,321
Interest income	(41)	(68)	(259)	(453)
Other (income) expense, net	(815)	(36)	(1,580)	3,673
Income before income taxes	123,513	124,219	253,285	263,604
Provision for income taxes	41,027	43,408	86,210	92,615
Net income	$82,486	$80,811	$167,075	$170,989

Basic net income per common share	$1.73	$1.62	$3.47	$3.37
Diluted net income per common share	$1.71	$1.60	$3.43	$3.34
Dividend declared and paid per common share	$0.37	$0.33	$1.11	$0.99

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$82,486	$80,811	$167,075	$170,989
Other comprehensive income:
Foreign currency translation adjustments	4,157	(1,356)	8,244	4,478
Comprehensive income	$86,643	$79,455	$175,319	$175,467

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 31, 2016	48,948,670	$489	$—	$(34,740)	$822,375	$788,124
Exercise of stock options	105,860	1	5,139	—	—	5,140
Withholdings from vesting of restricted stock	(66,577)	(1)	(5,653)	—	—	(5,654)
Restricted stock activity	145,090	1	(1)	—	—	—
Stock-based compensation	—	—	12,269	—	—	12,269
Issuance of common stock	13,860	1	1,181	—	—	1,182
Repurchase of common stock	(1,727,587)	(17)	(12,935)	—	(138,022)	(150,974)
Cash dividends declared and paid	—	—	—	—	(53,443)	(53,443)
Comprehensive income	—	—	—	8,244	167,075	175,319
Balance at September 30, 2017	47,419,316	$474	$—	$(26,496)	$797,985	$771,963

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$167,075	$170,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,455	52,384
Amortization of intangible assets	1,687	1,875
Adjustment to earn-out liability	(3,600)	—
Amortization of debt issuance costs	1,143	1,092
Non-cash stock-based compensation expense	13,451	13,026
Foreign currency (gain) loss, net	(1,154)	2,361
Income tax benefit from stock-based compensation	—	(4,067)
Loss on disposal of property, plant, and equipment	602	821
Deferred income taxes	(841)	(2,333)
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(62,298)	(63,436)
Finished goods inventories	(81,285)	(81,011)
Prepaid expenses and other assets	(17,754)	(10,138)
Accounts payable and other liabilities	40,025	35,011
Net cash provided by operating activities	117,506	116,574

Cash flows from investing activities:
Capital expenditures	(51,656)	(71,190)
Acquisitions of businesses, net of cash acquired	(159,365)	—
Proceeds from sale of property, plant, and equipment	—	216
Net cash used in investing activities	(211,021)	(70,974)

Cash flows from financing activities:
Payment of debt issuance costs	(2,138)	—
Borrowings under secured revolving credit facility	200,000	—
Payments on secured revolving credit facility	(93,965)	—
Repurchases of common stock	(150,974)	(239,138)
Dividends paid	(53,443)	(50,131)
Income tax benefit from stock-based compensation	—	4,067
Withholdings from vestings of restricted stock	(5,654)	(8,594)
Proceeds from exercises of stock options	5,140	6,386
Net cash used in financing activities	(101,034)	(287,410)

Effect of exchange rate changes on cash and cash equivalents	561	1,227
Net decrease in cash and cash equivalents	(193,988)	(240,583)
Cash and cash equivalents, beginning of period	299,358	381,209
Cash and cash equivalents, end of period	$105,370	$140,626

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear and related products under the Carter's, Child of Mine, Just One You, Precious Firsts, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and websites that market its brand name merchandise and other licensed products manufactured by other companies. As of September 30, 2017, the Company operated 1,033 retail stores in North America.

NOTE 2 – BASIS OF PRESENTATION

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and three fiscal quarters ended September 30, 2017 are not necessarily indicative of the results that may be expected for the 2017 fiscal year ending December 30, 2017.

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

Consolidated Statement of Operations - ASU 2016-09 imposes a new requirement to record all of the excess income tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to settlement date) related to share-based payments at settlement through the statement of operations instead of the former requirement to record income tax benefits in excess of compensation cost ("windfalls") in equity, and income tax deficiencies ("shortfalls") in equity to the extent

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of previous windfalls, and then to operations. This change is required to be applied prospectively upon adoption of ASU 2016-09 to all excess income tax benefits and deficiencies resulting from settlements of share-based payments after the date of adoption. For the third quarter and first three quarters of fiscal 2017, the Company’s provision for income taxes on its consolidated statement of operations includes a benefit of approximately $0.5 million and $1.7 million, respectively, related to net excess income tax benefits for settlements of share-based payments during the those fiscal periods. For the third quarter and first three quarters of fiscal 2016, the Company recognized net excess income tax benefits of approximately $0.4 million and $4.1 million, respectively, for share-based payments settled during those periods. These net tax benefits were recorded directly to the Company’s consolidated statement of stockholders’ equity and have not been reclassified to the Company’s consolidated statement of operations, in accordance with adoption and transition provisions of ASU 2016-09.

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

NOTE 3 – BUSINESS ACQUISITIONS

The Company completed two separate business acquisitions, "Skip Hop" and "Carter's Mexico," during the first three quarters of fiscal 2017. Each acquisition was deemed to be the acquisition of a business under the provisions of Accounting Standards Codification ("ASC") No. 805, Business Combinations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on their purchase prices and pre-acquisition operating results and assets, neither of the businesses acquired in fiscal 2017 met the materiality requirements for preparation and presentation of pro forma financial information, either individually or in the aggregate.

The measurement period, as defined under the provisions of ASC 805, is still open for both business acquisitions. Under the provisions of ASU No. 2015-16, "Simplifying the Accounting for Measurement Period Adjustments," the cumulative impact of any measurement period adjustments on current periods and prior periods is recognized in the period that the adjustment is determined, including the effect on prior period earnings.

Acquisition of Mexican Licensee

On August 1, 2017, the Company, through certain of its wholly-owned subsidiaries, acquired the outstanding equity of the Company's licensee in Mexico and a related entity (collectively "Carter's Mexico"). Both entities are incorporated under Mexican law. Prior to the acquisition, Carter's Mexico was primarily a licensee and wholesale customer of the Company. Through this acquisition, the Company obtained a network of retail stores in Mexico and control of wholesale business relationships in Mexico. The acquisition is expected to strengthen the Company's operations in Mexico and further increase its overall market share in the North American market for children's apparel and accessories. Upon acquisition, Carter's Mexico became part of the Company's International operating and reportable segment.

The Company's consolidated financial statements reflect the consolidation of the financial position, results of operations and cash flows of Carter's Mexico beginning August 1, 2017.

The measurement period, as defined under the provisions of ASC 805, is still open for this acquisition. Adjustments related to a working capital settlement, settlements of certain pre-acquisition tax matters, and the finalizations of fair value estimates for certain assets and liabilities may be made. Included among the assets acquired, and the preliminary fair values assigned to them, were inventories of approximately $8.3 million, customer relationships intangible asset of approximately $3.5 million, and goodwill of approximately $6.1 million.

Acquisition of Skip Hop

Carter's, Inc.'s wholly-owned subsidiary, The William Carter Company ("TWCC"), acquired 100% of the voting equity interests of privately-owned Skip Hop Holdings, Inc. and subsidiaries ("Skip Hop") after the close of business on February 22, 2017. The accompanying unaudited condensed consolidated financial statements and footnotes include Skip Hop beginning on February 23, 2017. The acquisition of Skip Hop expanded the Company’s product offerings to include complementary essential core products for families with young children. Skip Hop's product lines include diaper bags, kid’s backpacks, travel accessories, home gear, and hardline goods for playtime, mealtime, and bath time. Skip Hop's products are now sold through the Company's wholesale, retail store, and eCommerce channels.

The measurement period, as defined under the provisions of ASC 805, is still open for Skip Hop. The purchase price of Skip Hop is subject to a working capital settlement and the resolution of certain pre-acquisition income tax matters.

The majority of Skip Hop's wholesale operations became a part of the Company's U.S. Wholesale operating segment and the remainder became part of the Company's International operating segment. Skip Hop's eCommerce retail operations became part of the Company's U.S. Retail operating segment.

During the third quarter and first three quarters of fiscal 2017, Skip Hop contributed approximately $27.9 million and $63.3 million, respectively, to the Company's consolidated net sales.

Provisional amounts for assets and liabilities recognized at acquisition for Skip Hop during the first quarter of fiscal 2017 and adjustments made during the second and third quarters of fiscal 2017 were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)		Cumulative	Revised
	Provisional	Measurement Period	Provisional
	Amounts	Adjustments	Amounts

Net assets acquired:
Assets acquired	$55.5	$(1.8)	$53.7
Liabilities assumed	(23.2)	3.0	(20.2)
Net assets acquired	32.3	1.2	33.5

Goodwill *	56.6	(7.4)	49.2
Tradename	56.8	—	56.8
Customer relationships	35.9	8.9	44.8
Deferred income tax liabilities	(33.5)	(2.7)	(36.2)
Preliminary purchase price	148.1	—	148.1
Less cash acquired	(0.8)	—	(0.8)
Less estimated contingent consideration (1)	(3.6)	—	(3.6)
Net cash paid	$143.7	—	$143.7

* Not deductible for income taxes

(1) This amount represented the estimated fair value of the contingent earn out liability based on facts and circumstances known and existing on acquisition date concerning the expected achievement of certain financial performance targets for fiscal 2017 as described in the stock purchase agreement. Facts and circumstances that occurred during the third quarter of fiscal 2017 indicate that it is highly unlikely that the Company will be required to make any payments to the sellers under the contingent earn out arrangement, and therefore approximately $3.6 million was credited to the Company's earnings during the third quarter. This credit has no related income tax provision and has been classified entirely as a credit to corporate Selling, General & Administrative (SG&A) expenses.

NOTE 4 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016	October 1, 2016
Cumulative foreign currency translation adjustments	$(19,380)	$(27,624)	$(25,108)
Pension and post-retirement obligations (1)	(7,116)	(7,116)	(6,781)
Total accumulated other comprehensive loss	$(26,496)	$(34,740)	$(31,889)

(1) Net of income taxes of $4.2 million, $4.2 million, and $4.0 million, respectively.

Changes in accumulated other comprehensive loss for the third quarter and first three quarters of fiscal 2017 consisted of other comprehensive income of $4.2 million and $8.2 million for foreign currency translation adjustments, respectively. Changes in accumulated other comprehensive loss for the third quarter and first three quarters of fiscal 2016 consisted of other comprehensive losses of $1.4 million and other comprehensive income of $4.5 million, respectively, for foreign currency translation adjustments. During the first three quarters of both fiscal 2017 and fiscal 2016, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill and intangible assets were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		September 30, 2017			December 31, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter's	Indefinite	$136,570		$136,570	$136,570		$136,570
Canada	Indefinite	42,514		42,514	39,439		39,439
Skip Hop (1)	Indefinite	49,190		49,190	—		—
Carter's Mexico (1)	Indefinite	5,919		5,919	—		—
Total goodwill		$234,193		$234,193	$176,009		$176,009

Carter's tradename	Indefinite	$220,233		$220,233	$220,233		$220,233
OshKosh tradename	Indefinite	85,500		85,500	85,500		85,500
Skip Hop tradename (1)	Indefinite	56,800		56,800	—		—
Finite-life tradenames	2-20 years	42,040	$38,978	3,062	42,005	$38,810	3,195
Total tradenames		$404,573	$38,978	$365,595	$347,738	$38,810	$308,928

Skip Hop customer relationships (1)	15 years	$44,800	$1,554	$43,246	$—	$—	$—
Carter's Mexico customer relationships (1)		3,376	—	3,376	—	—	—
Total customer relationships		$48,176	$1,554	$46,622	$—	$—	$—

Total tradenames and other intangibles, net		$452,749	$40,532	$412,217	$347,738	$38,810	$308,928

(1) Subject to revision. The measurement period, as defined in ASC 805, Business Combinations, is still open for the Skip Hop and Carter's Mexico business acquisitions. See Note 3.

		October 1, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570	$—	$136,570
Canadian acquisition	Indefinite	40,386	—	40,386
Total goodwill		$176,956	$—	$176,956

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Finite-life tradenames	2-20 years	42,016	38,776	3,240
Total tradenames		$347,749	$38,776	$308,973

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

For the Skip Hop customer relationships intangible asset acquired in February 2017, the Company recorded approximately $0.8 million and $1.6 million, respectively, of amortization expense for the fiscal quarter and three fiscal quarters ended September 30, 2017. Future amortization expense is estimated to be approximately $3.0 million each year for the next 15 years. The substantial majority of Skip Hop's wholesale operations became part of the Company's U.S. Wholesale reportable segment and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the remainder became part of the Company's International reportable segment. Skip Hop's eCommerce operations became part of the U.S. Retail reportable segment.

Carter's Mexico became part of the Company's International operating and reportable segment.

NOTE 6 – COMMON STOCK

SHARE REPURCHASES

The total aggregate remaining capacity under outstanding repurchase authorizations as of September 30, 2017 was approximately $123.4 million, based on settled repurchase transactions. The authorizations have no expiration date.

Open Market Repurchases

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Number of shares repurchased	596,178	587,100	1,727,587	2,358,947
Aggregate cost of shares repurchased (dollars in thousands)	$52,742	$58,929	$150,974	$239,138
Average price per share	$88.47	$100.37	$87.39	$101.37

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the third fiscal quarter and three fiscal quarters ended September 30, 2017, the Company paid cash dividends per share of $0.37 and $1.11, respectively. In the third fiscal quarter and three fiscal quarters ended October 1, 2016, the Company declared and paid cash dividends per share of $0.33 and $0.99, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

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

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands)	September 30, 2017	December 31, 2016	October 1, 2016
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(3,926)	(4,601)	(4,820)
Senior notes, net	396,074	395,399	395,180
Secured revolving credit facility	291,000	184,977	185,433
Total long-term debt, net	$687,074	$580,376	$580,613

Secured Revolving Credit Facility

On August 25, 2017, The William Carter Company ("TWCC"), a wholly-owned subsidiary of the Company, and a syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement.

The secured revolving credit facility provides: (i) an extension of the term of the facility to August 22, 2022 and (ii) an aggregate credit line of $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million.

In addition, the secured revolving credit facility includes incremental borrowing facilities up to $425 million, which is comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00.

In connection with the amendment, the Company paid approximately $2.1 million in debt issuance costs. These newly-incurred debt issuance costs, together with existing unamortized debt issuance costs, are being amortized over the five-year remaining term of the secured revolving credit facility.

As of September 30, 2017, the Company had $291.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of September 30, 2017, approximately $454.5 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.

As of September 30, 2017, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of September 30, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a borrowing rate of 2.61%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017. There were no Canadian dollar borrowings during the second and third quarters of fiscal 2017.

The Company's secured revolving credit facility, as amended and restated, contains covenants, including affirmative and financial covenants. As of September 30, 2017, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

As of September 30, 2017, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as shown in the table above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Stock options	$983	$960	$3,182	$3,237
Restricted stock:
Time-based awards	1,706	1,820	5,668	5,682
Performance-based awards	1,116	996	3,419	2,944
Stock awards	—	—	1,182	1,163
Total	$3,805	$3,776	$13,451	$13,026

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan and two frozen defined benefit plans. The two frozen defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

OSHKOSH B'GOSH PENSION PLAN

The components of net periodic pension cost included in the statement of operations were comprised of:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Interest cost	$611	$629	$1,833	$1,887
Expected return on plan assets	(650)	(676)	(1,950)	(2,028)
Recognized actuarial loss	170	145	510	435
Net periodic pension cost	$131	$98	$393	$294

POST-RETIREMENT LIFE AND MEDICAL PLAN

The components of post-retirement (benefit) cost included in the statement of operations were comprised of:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost – benefits attributed to service during the period	$7	$31	$21	$93
Interest cost on accumulated post-retirement benefit obligation	34	44	102	132
Amortization of net actuarial gain	(76)	(49)	(228)	(147)
Total net periodic post-retirement (benefit) cost	$(35)	$26	$(105)	$78

NOTE 10 – INCOME TAXES

As of September 30, 2017, the Company had gross unrecognized income tax benefits of approximately $12.8 million, of which $8.4 million, if ultimately recognized, may affect the Company's effective tax rate in the periods settled.  The Company has

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at September 30, 2017 were approximately $1.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2017 or fiscal 2018 along with the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized tax benefits as a component of income tax expense.  During the fiscal quarter and three fiscal quarters ended September 30, 2017 and the fiscal quarter and three fiscal quarters ended October 1, 2016, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $1.1 million, $0.8 million, and $0.9 million of interest accrued on uncertain tax positions as of September 30, 2017, December 31, 2016, and October 1, 2016, respectively.

As disclosed in note 2, the Company's adoption of ASU 2016-09 benefited consolidated income tax expense by approximately $1.7 million for the first three quarters of fiscal 2017. The adoption of ASU 2016-09 had no impact on income tax expense for financial reporting purposes in prior periods.

As disclosed in note 2, the Company prospectively adopted the provisions for classification of deferred income tax assets and liabilities on the Company's consolidated balance sheet at the beginning of fiscal 2017. Classifications for deferred income tax assets and liabilities for prior periods have not been adjusted on the Company's consolidated balance sheets.

Deferred income tax liabilities on the Company's consolidated balance sheet at September 30, 2017 increased by $36.2 million, including measurement period adjustments, due to the acquisition of Skip Hop.

For the full fiscal year 2017, the Company estimates that its consolidated effective income tax rate will be approximately 34.0%.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities that are remeasured at fair value each reporting period:

	September 30, 2017			December 31, 2016			October 1, 2016
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments (1)	$15.7	—	—	$12.3	—	—	$11.4	—	—

Liabilities
Foreign exchange forward contracts (2)	—	$0.2	—	—	—	—	—	$0.4	—

(1) Included in Other Assets on the Company's consolidated balance sheet.
(2) Included in Other Current Liabilities on the Company's consolidated balance sheet.

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. Gains on the investments in marketable securities were $0.4 million and $1.6 million for the fiscal quarter and three fiscal quarters ended September 30, 2017, respectively, and were $0.4 million and $0.8 million for the fiscal quarter and three fiscal quarters ended October 1, 2016, respectively. These amounts are included in Other (income) expense, net.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates) and are classified as Level 2 within the fair value hierarchy. At September 30, 2017 and October 1, 2016, the notional value of the open foreign currency forward contracts was approximately $4.6 million and $6.0 million, respectively. At December 31, 2016, there were no open foreign currency contracts.

DEBT OBLIGATIONS

The Company's outstanding debt obligations are reflected in the consolidated balance sheet at carrying value. These debt obligations are not remeasured at fair value each reporting period, however the following fair value disclosures are provided:

•	As of September 30, 2017, the fair value of the Company's $291.0 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

•
The fair value of the Company's senior notes at September 30, 2017 was approximately $412 million. The fair value of these senior notes with a notional value and carrying value of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	47,303,074	49,526,480	47,829,794	50,282,345
Dilutive effect of equity awards	541,325	460,271	549,213	470,050
Diluted number of common and common equivalent shares outstanding	47,844,399	49,986,751	48,379,007	50,752,395

Basic net income per common share (in thousands, except per share data):
Net income	$82,486	$80,811	$167,075	$170,989
Income allocated to participating securities	(653)	(632)	(1,314)	(1,359)
Net income available to common shareholders	$81,833	$80,179	$165,761	$169,630

Basic net income per common share	$1.73	$1.62	$3.47	$3.37

Diluted net income per common share (in thousands, except per share data):
Net income	$82,486	$80,811	$167,075	$170,989
Income allocated to participating securities	(647)	(627)	(1,304)	(1,350)
Net income available to common shareholders	$81,839	$80,184	$165,771	$169,639

Diluted net income per common share	$1.71	$1.60	$3.43	$3.34

Anti-dilutive awards excluded from diluted earnings per share computation	662,130	246,980	618,826	244,430

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016	October 1, 2016
Accrued bonuses and incentive compensation	$9,328	$16,834	$10,638
Income taxes payable	28,393	8,458	32,242
Accrued employee benefits	12,503	17,165	10,808
Accrued and deferred rent	18,160	15,632	14,875

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016	October 1, 2016
Deferred lease incentives	$76,599	$74,015	$73,840

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 15 – SEGMENT INFORMATION

At the beginning of fiscal 2017, the Company combined its Carter's Retail and OshKosh Retail operating segments into a single U.S. Retail operating segment, and its Carter's Wholesale and OshKosh Wholesale operating segments into a single U.S. Wholesale operating segment, in order to reflect the sales-channel approach the Company's executive management now uses to evaluate its business performance and manage operations in the U.S.  The Company's International operating segment was not affected by these changes. The Company's operating and reportable segments are now U.S. Retail, U.S. Wholesale, and International.

Prior periods have been conformed to reflect the Company's current segment structure by adding together Carter's Retail and OshKosh Retail as U.S. Retail and Carter's Wholesale and OshKosh Wholesale as U.S. Wholesale. Prior results for the International segment and Corporate expenses were not impacted.

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 30, 2017	% of Total Net Sales	October 1, 2016	% of Total Net Sales	September 30, 2017	% of Total Net Sales	October 1, 2016	% of Total Net Sales
Net sales:
U.S. Wholesale	$369,577	39.0%	$373,732	41.4%	$879,842	37.1%	$880,908	38.9%
U.S. Retail (a)	454,032	47.9%	421,698	46.8%	1,209,625	50.9%	1,128,569	49.8%
International (b)	124,623	13.1%	105,995	11.8%	283,637	12.0%	255,504	11.3%
Total net sales	$948,232	100.0%	$901,425	100.0%	$2,373,104	100.0%	$2,264,981	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Wholesale (e)	$78,572	21.3%	$86,001	23.0%	$184,073	20.9%	$195,921	22.2%
U.S. Retail (a) (d) (e)	55,789	12.3%	50,703	12.0%	128,031	10.6%	127,124	11.3%
International (b) (e)	16,726	13.4%	19,645	18.5%	28,008	9.9%	37,191	14.6%
Corporate expenses (c) (f)	(20,369)		(25,455)		(66,307)		(73,091)
Total operating income	$130,718	13.8%	$130,894	14.5%	$273,805	11.5%	$287,145	12.7%

(a)	Includes retail store and eCommerce results.

(b)	Net sales include international retail, eCommerce, and wholesale sales.

(c)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting, and audit fees.

(d)	Includes approximately $2.7 million of expenses recognized during the third quarter and first three quarters of fiscal 2017 related to store restructuring costs.

(e)
$0.4 million and $0.8 million of certain costs related to inventory acquired from Skip Hop are included in the operating income of U.S. Wholesale, U.S. Retail, and International for the fiscal quarter and three fiscal quarters ended September 30, 2017, respectively.

(f)	Includes the following charges (credits):

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Amortization of H.W. Carter and Sons tradenames	$—	$—	$—	$1.7
Acquisition contingency fair value adjustment	$(3.6)	$—	$(3.6)	$—
Direct sourcing initiative	$0.1	$0.5	$0.3	$0.5
Acquisition-related costs *	$0.8	$—	$3.3	$—

* The $3.3 million for the three fiscal quarters ended September 30, 2017 includes approximately $0.7 million of costs incurred during the first and second quarters of fiscal 2017 that were not originally reported as acquisition-related costs.

NOTE 16 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance, and additional updates are possible. The standard will be effective for the Company at the beginning of fiscal 2018, including interim periods within that fiscal year. Upon adoption, the Company will apply the provisions of ASC 606 retrospectively to each prior reporting period presented with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company has

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

substantially completed an assessment of the potential effects that ASC 606 may have on all significant sources of revenue. Based on this assessment, the Company does not believe that the adoption of ASC 606, including any of the policy elections required or permitted by ASC 606, will have a material effect on its consolidated financial position, results of operations, cash flows, processes, systems, or controls, but will require significant footnote disclosures.

Leases (ASU 2016-02)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases ("ASC 842"). Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The new standard requires a modified retrospective basis, and early adoption is permitted. The Company is still evaluating the potential effects of ASC 842. The adoption of ASC 842 will require the Company to recognize material non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Definition of a Business (ASU 2017-01)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). This guidance will assist entities in determining if acquired assets constitute the acquisition of a business or the acquisition of assets for accounting and reporting purposes. This distinction is important because only a business can recognize goodwill. In practice prior to ASU 2017-01, if revenues were generated immediately before and after a transaction, the acquisition was typically considered a business. Under ASU 2017-01, requiring entities to further assess the substance of the processes they acquire will likely reduce the number of transactions accounted for as business acquisitions. ASU 2017-01 is effective prospectively for the Company at the beginning of fiscal 2018, including interim periods within fiscal 2018. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The impact that ASU 2017-01 may have on the Company's financial position, results of operations or cash flows will depend on the nature of any acquisition commencing after the Company's adoption of this ASU.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,715	$17,771	$30,884	$—	$105,370
Accounts receivable, net	—	229,425	37,165	19,061	—	285,651
Intercompany receivable	—	113,950	114,420	35,964	(264,334)	—
Finished goods inventories	—	311,260	245,934	74,631	(21,829)	609,996
Prepaid expenses and other current assets	—	18,339	20,036	9,708	—	48,083
Total current assets	—	729,689	435,326	170,248	(286,163)	1,049,100
Property, plant, and equipment, net	—	149,889	192,065	40,060	—	382,014
Goodwill	—	136,570	48,566	49,057	—	234,193
Tradenames and other intangible assets, net	—	223,295	185,546	3,376	—	412,217
Other assets	—	23,274	1,533	1,732	—	26,539
Intercompany long-term receivable	—	—	411,787	—	(411,787)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	771,963	983,708	204,093	—	(1,959,764)	—
Total assets	$771,963	$2,346,425	$1,478,916	$264,473	$(2,757,714)	$2,104,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$120,892	$54,334	$18,652	$—	$193,878
Intercompany payables	—	148,416	111,972	3,946	(264,334)	—
Other current liabilities	—	45,657	75,865	12,509	—	134,031
Total current liabilities	—	314,965	242,171	35,107	(264,334)	327,909

Long-term debt, net	—	687,074	—	—	—	687,074
Deferred income taxes	—	70,290	67,050	899	—	138,239
Intercompany long-term liability	—	411,787	—	—	(411,787)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,517	95,329	15,032	—	178,878
Stockholders' equity	771,963	793,792	974,366	213,435	(1,981,593)	771,963
Total liabilities and stockholders' equity	$771,963	$2,346,425	$1,478,916	$264,473	$(2,757,714)	$2,104,063

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$229,056	$11,817	$58,485	$—	$299,358
Accounts receivable, net	—	176,825	18,315	7,331	—	202,471
Intercompany receivable	—	55,902	74,681	14,601	(145,184)	—
Finished goods inventories	—	278,696	174,542	60,153	(25,800)	487,591
Prepaid expenses and other current assets	—	11,402	16,028	4,750	—	32,180
Deferred income taxes	—	18,476	15,440	1,570	—	35,486
Total current assets	—	770,357	310,823	146,890	(170,984)	1,057,086
Property, plant, and equipment, net	—	155,187	194,691	35,996	—	385,874
Goodwill	—	136,570	—	39,439	—	176,009
Tradenames and other intangible assets, net	—	223,428	85,500	—	—	308,928
Other assets	—	17,771	605	324	—	18,700
Intercompany long-term receivable	—	—	428,436	—	(428,436)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	788,124	753,753	145,076	—	(1,686,953)	—
Total assets	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$97,103	$41,947	$19,382	$—	$158,432
Intercompany payables	—	85,894	55,257	4,033	(145,184)	—
Other current liabilities	—	16,473	90,718	11,986	—	119,177
Total current liabilities	—	199,470	187,922	35,401	(145,184)	277,609

Long-term debt, net	—	561,399	—	18,977	—	580,376
Deferred income taxes	—	87,116	43,540	—	—	130,656
Intercompany long-term liability	—	428,436	—	—	(428,436)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	66,721	89,252	13,859	—	169,832
Stockholders' equity	788,124	813,924	744,417	154,412	(1,712,753)	788,124
Total liabilities and stockholders' equity	$788,124	$2,157,066	$1,165,131	$222,649	$(2,386,373)	$1,946,597

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$91,299	$8,477	$40,850	$—	$140,626
Accounts receivable, net	—	234,979	27,047	9,181	—	271,207
Intercompany receivable	—	60,570	72,037	4,035	(136,642)	—
Finished goods inventories	—	300,044	231,511	65,732	(44,561)	552,726
Prepaid expenses and other current assets	—	22,446	15,988	4,721	—	43,155
Deferred income taxes	—	20,346	15,579	1,675	—	37,600
Total current assets	—	729,684	370,639	126,194	(181,203)	1,045,314
Property, plant, and equipment, net	—	159,149	194,078	35,213	—	388,440
Goodwill	—	136,570	—	40,386	—	176,956
Tradenames and other intangible assets, net	—	223,473	85,500	—	—	308,973
Other assets	—	17,130	641	251	—	18,022
Intercompany long-term receivable	—	—	340,887	—	(340,887)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	776,134	707,381	127,447	—	(1,610,962)	—
Total assets	$776,134	$2,073,387	$1,119,192	$202,044	$(2,233,052)	$1,937,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$99,175	$36,003	$20,045	$—	$155,223
Intercompany payables	—	74,414	58,787	3,441	(136,642)	—
Other current liabilities	—	24,842	92,168	9,912	—	126,922
Total current liabilities	—	198,431	186,958	33,398	(136,642)	282,145
Long-term debt, net	—	561,180	—	19,433	—	580,613
Deferred income taxes	—	83,998	45,280	—	—	129,278
Intercompany long-term liability	—	340,887	—	—	(340,887)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,196	88,906	12,433	—	169,535
Stockholders' equity	776,134	820,695	698,048	136,780	(1,655,523)	776,134
Total liabilities and stockholders' equity	$776,134	$2,073,387	$1,119,192	$202,044	$(2,233,052)	$1,937,705

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$587,022	$506,461	$106,102	$(251,353)	$948,232
Cost of goods sold	—	423,433	297,776	59,498	(236,323)	544,384
Gross profit	—	163,589	208,685	46,604	(15,030)	403,848
Selling, general, and administrative expenses	—	49,368	210,175	32,704	(8,767)	283,480
Royalty income	—	(8,245)	(5,501)	—	3,396	(10,350)
Operating income (loss)	—	122,466	4,011	13,900	(9,659)	130,718
Interest expense	—	8,013	1,375	—	(1,327)	8,061
Interest income	—	(1,330)	—	(38)	1,327	(41)
(Income) loss in subsidiaries	(82,486)	(4,725)	(11,036)	—	98,247	—
Other (income) expense, net	—	(120)	123	(818)	—	(815)
Income (loss) before income taxes	82,486	120,628	13,549	14,756	(107,906)	123,513
Provision for income taxes	—	28,484	8,823	3,720	—	41,027
Net income (loss)	$82,486	$92,144	$4,726	$11,036	$(107,906)	$82,486

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$584,206	$452,755	$79,631	$(215,167)	$901,425
Cost of goods sold	—	409,937	274,521	43,060	(201,639)	525,879
Gross profit	—	174,269	178,234	36,571	(13,528)	375,546
Selling, general, and administrative expenses	—	49,965	187,298	26,796	(8,737)	255,322
Royalty income	—	(7,624)	(5,665)	—	2,619	(10,670)
Operating income (loss)	—	131,928	(3,399)	9,775	(7,410)	130,894
Interest expense	—	6,634	1,364	108	(1,327)	6,779
Interest income	—	(1,379)	—	(16)	1,327	(68)
(Income) loss in subsidiaries	(80,811)	9,249	(6,682)	—	78,244	—
Other (income) expense, net	—	(204)	259	(91)	—	(36)
Income (loss) before income taxes	80,811	117,628	1,660	9,774	(85,654)	124,219
Provision for income taxes	—	29,407	10,909	3,092	—	43,408
Net income (loss)	$80,811	$88,221	$(9,249)	$6,682	$(85,654)	$80,811

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the three fiscal quarters ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,393,351	$1,337,561	$239,019	$(596,827)	$2,373,104
Cost of goods sold	—	1,014,968	783,865	133,946	(582,782)	1,349,997
Gross profit	—	378,383	553,696	105,073	(14,045)	1,023,107
Selling, general, and administrative expenses	—	128,595	593,544	85,267	(25,986)	781,420
Royalty income	—	(25,580)	(14,508)	—	7,970	(32,118)
Operating income (loss)	—	275,368	(25,340)	19,806	3,971	273,805
Interest expense	—	22,124	4,121	95	(3,981)	22,359
Interest income	—	(4,169)	—	(71)	3,981	(259)
(Income) loss in subsidiaries	(167,075)	23,328	(15,394)	—	159,141	—
Other (income) expense, net	—	(745)	771	(1,606)	—	(1,580)
Income (loss) before income taxes	167,075	234,830	(14,838)	21,388	(155,170)	253,285
Provision for income taxes	—	71,727	8,489	5,994	—	86,210
Net income (loss)	$167,075	$163,103	$(23,327)	$15,394	$(155,170)	$167,075

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,396,768	$1,208,841	$201,679	$(542,307)	$2,264,981
Cost of goods sold	—	995,828	706,525	107,127	(513,156)	1,296,324
Gross profit	—	400,940	502,316	94,552	(29,151)	968,657
Selling, general, and administrative expenses	—	132,986	533,364	72,687	(26,255)	712,782
Royalty income	—	(23,753)	(14,390)	—	6,873	(31,270)
Operating income (loss)	—	291,707	(16,658)	21,865	(9,769)	287,145
Interest expense	—	19,909	4,070	323	(3,981)	20,321
Interest income	—	(4,353)	—	(81)	3,981	(453)
(Income) loss in subsidiaries	(170,989)	26,079	(12,739)	—	157,649	—
Other expense (income), net	—	(377)	432	3,618	—	3,673
Income (loss) before income taxes	170,989	250,449	(8,421)	18,005	(167,418)	263,604
Provision for income taxes	—	69,691	17,658	5,266	—	92,615
Net income (loss)	$170,989	$180,758	$(26,079)	$12,739	$(167,418)	$170,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$82,486	$92,144	$4,726	$11,036	$(107,906)	$82,486
Foreign currency translation adjustments	4,157	4,157	4,157	4,157	(12,471)	4,157
Comprehensive income (loss)	$86,643	$96,301	$8,883	$15,193	$(120,377)	$86,643

For the fiscal quarter ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$80,811	$88,221	$(9,249)	$6,682	$(85,654)	$80,811
Foreign currency translation adjustments	(1,356)	(1,356)	(1,356)	(1,356)	4,068	(1,356)
Comprehensive income (loss)	$79,455	$86,865	$(10,605)	$5,326	$(81,586)	$79,455

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the three fiscal quarters ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$167,075	$163,103	$(23,327)	$15,394	$(155,170)	$167,075
Foreign currency translation adjustments	8,244	8,244	8,244	8,244	(24,732)	8,244
Comprehensive income (loss)	$175,319	$171,347	$(15,083)	$23,638	$(179,902)	$175,319

For the three fiscal quarters ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$170,989	$180,758	$(26,079)	$12,739	$(167,418)	$170,989
Foreign currency translation adjustments	4,478	4,478	4,478	4,478	(13,434)	4,478
Comprehensive income (loss)	$175,467	$185,236	$(21,601)	$17,217	$(180,852)	$175,467

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the three fiscal quarters ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$53,299	$54,935	$9,272	$—	$117,506

Cash flows from investing activities:
Capital expenditures	—	(16,678)	(28,867)	(6,111)	—	(51,656)
Intercompany investing activity	204,931	(510)	—	—	(204,421)	—
Acquisitions of businesses, net of cash acquired	—	(144,520)	746	(15,591)	—	(159,365)
Net cash provided by (used in) investing activities	204,931	(161,708)	(28,121)	(21,702)	(204,421)	(211,021)

Cash flows from financing activities:
Intercompany financing activity	—	(186,794)	(20,860)	3,233	204,421	—
Borrowings under secured revolving credit facility	—	200,000	—	—	—	200,000
Payments on secured revolving credit facility	—	(75,000)	—	(18,965)	—	(93,965)
Payment of debt issuance costs	—	(2,138)	—	—	—	(2,138)
Dividends paid	(53,443)	—	—	—	—	(53,443)
Repurchases of common stock	(150,974)	—	—	—	—	(150,974)
Withholdings from vestings of restricted stock	(5,654)	—	—	—	—	(5,654)
Proceeds from exercises of stock options	5,140	—	—	—	—	5,140
Net cash (used in) provided by financing activities	(204,931)	(63,932)	(20,860)	(15,732)	204,421	(101,034)
Effect of exchange rate changes on cash	—	—	—	561	—	561
Net (decrease) increase in cash and cash equivalents	—	(172,341)	5,954	(27,601)	—	(193,988)
Cash and cash equivalents, beginning of period	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of period	$—	$56,715	$17,771	$30,884	$—	$105,370

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended October 1, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$88,493	$24,058	$4,023	$—	$116,574

Cash flows from investing activities:
Capital expenditures	—	(19,782)	(44,304)	(7,104)	—	(71,190)
Intercompany investing activity	291,477	(353)	(1,855)	—	(289,269)	—
Proceeds from sale of property, plant and equipment	—	23	—	193	—	216
Net cash provided by (used in) investing activities	291,477	(20,112)	(46,159)	(6,911)	(289,269)	(70,974)

Cash flows from financing activities:
Intercompany financing activity	—	(305,065)	14,071	1,725	289,269	—
Dividends Paid	(50,131)	—	—	—	—	(50,131)
Income tax benefit from stock-based compensation	—	2,212	1,855	—	—	4,067
Repurchases of common stock	(239,138)	—	—	—	—	(239,138)
Withholdings from vestings of restricted stock	(8,594)	—	—	—	—	(8,594)
Proceeds from exercises of stock options	6,386	—	—	—	—	6,386
Net cash (used in) provided by financing activities	(291,477)	(302,853)	15,926	1,725	289,269	(287,410)
Effect of exchange rate changes on cash	—	—	—	1,227	—	1,227
Net (decrease) increase in cash and cash equivalents	—	(234,472)	(6,175)	64	—	(240,583)
Cash and cash equivalents, beginning of period	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of period	$—	$91,299	$8,477	$40,850	$—	$140,626

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

OVERVIEW

We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own the Carter's and OshKosh B'gosh ("OshKosh") brands, two of the most recognized brands in the marketplace. Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel and accessories for children sizes newborn to eight. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel and accessories for children sizes newborn to 14, with a focus on playclothes for toddlers and young children. Given each brand's product category emphasis and brand aesthetic, we believe they provide a complementary product offering. We have extensive experience in the young children's apparel market and focus on delivering products that satisfy our consumers' needs.

We market high-quality products at an attractive value proposition for consumers, and offer multiple product categories. Our multi-channel international business model - retail stores, online and wholesale - enables us to reach a broad range of consumers around the world.

We acquired the outstanding equity of Skip Hop Holdings, Inc., together with its subsidiaries, ("Skip Hop") after the close of business on February 22, 2017. The balance sheet, results of operations and cash flows for Skip Hop are included in our consolidated financial statements beginning on February 23, 2017. Skip Hop's products are sold in U.S. and international wholesale and eCommerce channels primarily to families with young children, and the product lines include diaper bags, kid’s backpacks, travel accessories, home gear, and hardline goods for playtime, mealtime, and bath time.

At the opening of business on August 1, 2017, we acquired the outstanding equity of our Mexican licensee and a related entity (collectively "Carter's Mexico"). The balance sheet, results of operations and cash flows for Carter's Mexico are included in our consolidated financial statements beginning on August 1, 2017. Prior to acquisition, Carter's Mexico conducted most of its business as a licensee and wholesale customer of Carter's and OshKosh through a network of retail stores and wholesale relationships in Mexico.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2016 fiscal year ended December 31, 2016.

Segments

At the beginning of fiscal 2017, we combined our Carter's Retail and OshKosh Retail operating segments into a single U.S. Retail operating segment, and our Carter's Wholesale and OshKosh Wholesale operating segments into a single U.S. Wholesale operating segment, to reflect the sales-channel approach executive management now uses to evaluate business performance and manage operations in the U.S.  Our International segment was not affected by these changes. Our reportable segments are now U.S. Retail, U.S. Wholesale, and International. Prior periods have been conformed to reflect our current segment structure.

Our U.S. Retail segment consists of revenue from sales of products in the United States, including Carter’s, OshKosh and Skip Hop products, through our retail and online stores. Similarly, our U.S. Wholesale segment consists of revenue from sales in the United States of Carter’s, OshKosh and Skip Hop products, respectively, through our wholesale partners. Finally, our International segment consists of income from sales of Carter’s, OshKosh and Skip Hop products through retail and online stores outside the United States, primarily through our retail stores in Canada and Mexico, our eCommerce websites in Canada and China, stores operated by our international partners, and sales to our international wholesale customers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended		Three fiscal quarters ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net sales
U.S. Wholesale	39.0%	41.4%	37.1%	38.9%
U.S. Retail	47.9%	46.8%	50.9%	49.8%
International	13.1%	11.8%	12.0%	11.3%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.4%	58.3%	56.9%	57.2%

Gross margin	42.6%	41.7%	43.1%	42.8%
Selling, general, and administrative expenses	29.9%	28.3%	32.9%	31.5%
Royalty income	(1.1)%	(1.2)%	(1.4)%	(1.4)%

Operating income	13.8%	14.5%	11.5%	12.7%
Interest expense	0.9%	0.8%	0.9%	0.9%
Interest income	n/m	n/m	n/m	n/m
Other (income) expense, net	(0.1)%	n/m	(0.1)%	0.2%

Income before income taxes	13.0%	13.8%	10.7%	11.6%
Provision for income taxes	4.3%	4.8%	3.6%	4.1%
Net income	8.7%	9.0%	7.0%	7.5%

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

COMPARABLE SALES METRICS

Our management's discussion and analysis includes comparable sales metrics for our company-owned retail stores and our eCommerce websites in our U.S. Retail and International segments.

For all periods presented herein, our comparable store sales metrics include sales for all stores and eCommerce websites that were open and operated by us during the comparable fiscal period, including stand-alone format stores that converted to dual-branded format stores and certain remodeled or relocated stores. A store becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations.

The method of calculating sales metrics varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 30, 2017 COMPARED TO THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED OCTOBER 1, 2016

CONSOLIDATED NET SALES

In the third quarter of fiscal 2017, consolidated net sales increased $46.8 million, or 5.2%, to $948.2 million from $901.4 million in the third quarter of fiscal 2016. For the first three quarters of fiscal 2017, consolidated net sales increased $108.1 million, or 4.8%, to $2.4 billion from $2.3 billion in the first three quarters of fiscal 2016. The increases for the quarter and year-to-date periods in fiscal 2017 were primarily driven by our U.S. Retail and International segments. Changes in foreign currency exchange rates used for translation in the third quarter and first three quarters of fiscal 2017, as compared to the third quarter and first three quarters of fiscal 2016, had a favorable impact on our consolidated net sales of approximately $3.3 million and $2.1 million, respectively.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 30, 2017	% of Total	October 1, 2016	% of Total	September 30, 2017	% of Total	October 1, 2016	% of Total

Net sales:
U.S. Wholesale	$369,577	39.0%	$373,732	41.4%	$879,842	37.1%	$880,908	38.9%
U.S. Retail	454,032	47.9%	421,698	46.8%	1,209,625	50.9%	1,128,569	49.8%
International	124,623	13.1%	105,995	11.8%	283,637	12.0%	255,504	11.3%
Total net sales	$948,232	100.0%	$901,425	100.0%	$2,373,104	100.0%	$2,264,981	100.0%

Note: Results may not be additive due to rounding.

U.S. WHOLESALE SALES

U.S. Wholesale segment net sales decreased $4.2 million, or 1.1%, in the third quarter of fiscal 2017 to $369.6 million from $373.7 million in the third quarter of fiscal 2016. During the third quarter of fiscal 2017, Skip Hop's wholesale net sales in the U.S. were approximately $16.3 million. Net sales for the remaining U.S. Wholesale segment declined due to lower shipments of seasonal products, which reflected an 8.3% decrease in the number of units shipped, partially offset by a 3.1% increase in the average price per unit.

U.S. Wholesale segment net sales decreased $1.1 million, or 0.1%, in the first three quarters of fiscal 2017 to $879.8 million from $880.9 million in the first three quarters of fiscal 2016. During the post-acquisition period of February 23 to September 30, 2017, Skip Hop's wholesale net sales in the U.S. were approximately $38.1 million. Net sales for the remaining U.S. Wholesale segment declined due to a decrease in demand, which reflected a 4.6% decrease in the number of units shipped, partially offset by a 2.0% increase in the average price per unit.

U.S. RETAIL SALES

Store Count Data for our U.S. Retail Segment

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

U.S. Retail Stores

Store count at January 1, 2017	792
Openings	38
Closings	(9)
Store count at September 30, 2017	821

Approximate new store projections for all of fiscal 2017:
Openings	56
Closings	(14)
Net increase projected	42

Comparable Sales for our U.S. Retail segment

Increase (Decrease)	Increase (Decrease) in Fiscal 3Q 2017 vs. Fiscal 3Q 2016	Increase (Decrease) in First Three Quarters of Fiscal 2017 vs. First Three Quarters of Fiscal 2016

Retail stores	(3.2)%	(4.3)%
eCommerce	+20.9%	+22.5%
Total	+2.6%	+1.7%

The decreases in comparable retail store sales during the third quarter and first three quarters of fiscal 2017 compared to the corresponding periods in fiscal 2016 were primarily due to a lower average transaction price and lower store traffic. We believe this was due, in part, to the result of hurricanes that had an effect on Texas, the Southeast, and Puerto Rico. as well as abnormally warm weather throughout much of the United States during the third quarter of fiscal 2017.

The increases in eCommerce comparable sales during the third quarter and first three quarters of fiscal 2017 compared to the corresponding periods in fiscal 2016 were due to increases in average transaction prices and increases in the number of transactions.

Sales Results

U.S. Retail segment net sales increased approximately $32.3 million, or 7.7%, in the third quarter of fiscal 2017 to $454.0 million from $421.7 million in the third quarter of fiscal 2016. This increase in net sales, primarily reflected a/an:

•	Increase of $23.1 million from eCommerce sales, including Skip Hop;

•	Increase of $19.6 million from new and non-comparable store sales;

•	Decrease of $10.6 million in comparable store sales; and

•	Decrease of $3.9 million due to the impact of store closings.

U.S. Retail segment net sales increased $81.1 million, or 7.2%, in the first three quarters of fiscal 2017 to $1.21 billion from $1.13 billion in the first three quarters of fiscal 2016. This increase in net sales primarily reflected a/an:

•	Increase of $60.9 million from new and non-comparable store sales;

•	Increase of $60.4 million from eCommerce sales, including Skip Hop;

•	Decrease of $37.8 million in comparable store sales; and

•	Decrease of $9.5 million due to the impact of store closings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INTERNATIONAL SALES

International segment net sales increased $18.6 million, or 17.6%, in the third quarter of fiscal 2017 to $124.6 million from $106.0 million in the third quarter of fiscal 2016. Changes in foreign currency exchange rates used for translation, primarily between the U.S. dollar and the Canadian dollar, had a favorable impact on International segment net sales of approximately $3.3 million in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. During the third quarter of fiscal 2017, Skip Hop's post-acquisition net sales in our International segment were approximately $9.9 million.

The $18.6 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $16.5 million primarily related to business acquisitions;

•	Increase of $4.9 million from our retail stores in Canada;

•	Increase of $3.3 million from eCommerce, primarily from our websites in Canada and China; and

•	Decrease of $6.0 million from international wholesale customers across various markets.

International segment net sales increased $28.1 million, or 11.0%, in the first three quarters of fiscal 2017 to $283.6 million from $255.5 million in the first three quarters of fiscal 2016. Changes in foreign currency exchange rates used for translation, primarily between the U.S. dollar and the Canadian dollar, had a favorable impact on International segment net sales of approximately $2.1 million in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016. During the first three quarters of fiscal 2017, Skip Hop's post-acquisition net sales in our International segment were approximately $22.2 million.

The $28.1 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $28.8 million primarily from business acquisitions;

•	Increase of $8.7 million from our company-operated retail stores in Canada;

•	Increase of $6.4 million from eCommerce, primarily from our websites in Canada and China; and

•	Decrease of $15.7 million from international wholesale customers across various markets.

Compared to the third quarter of fiscal 2016, our Canadian total retail comparable sales increased 0.7% in the third quarter of fiscal 2017, primarily due to eCommerce comparable sales growth of 60.7%, which was partially offset by a retail store comparable sales decline of 3.9% due in part, we believe, to abnormally warm weather in much of Canada during this period. Compared to the first three quarters of fiscal 2016, our Canadian total retail comparable sales increased 0.3% in the first three quarters of fiscal 2017, primarily due to eCommerce comparable sales growth of 50.4%, which was partially offset by a retail store comparable sales decline of 3.3%.

Store Count Data for Company-Operated Retail Stores in our International Segment

	Canada Retail Stores	Mexico Retail Stores

Store count at January 1, 2017	164	(a)
Openings	10	1
Closings	(2)	—
Acquired	—	39
Store count at September 30, 2017	172	40

Approximate new store projections for all of fiscal 2017:
Openings	16	3
Closings	(2)	—
Acquired	—	39
Net increase projected	14	42

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(a) not owned/operated by the Company at beginning of fiscal year

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 41.7% in the third quarter of fiscal 2016 to 42.6% in the third quarter of fiscal 2017. Our consolidated gross profit increased $28.3 million, or 7.5%, to $403.8 million in the third quarter of fiscal 2017 from $375.5 million in the third quarter of fiscal 2016. These increases were due primarily to increases in net sales for our higher-margin retail business in the U.S. and Canada and favorable product costs, partially offset by lower margins in our wholesale channels and higher provisions for inventory.

Our consolidated gross margin increased from 42.8% for the first three quarters of fiscal 2016 to 43.1% for the first three quarters of fiscal 2017. Our consolidated gross profit increased $54.5 million, or 5.6%, to $1.02 billion in the first three quarters of fiscal 2017 from $968.7 million in the first three quarters of fiscal 2016. These increases were due primarily to increases in net sales from higher-margin channels and favorable product costs, partially offset by lower margins in our wholesale channels and higher provisions for inventory.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in the third quarter of fiscal 2017 increased $28.2 million, or 11.0%, to $283.5 million from $255.3 million in the third quarter of fiscal 2016. As a percentage of net sales, SG&A expenses increased from 28.3% in the third quarter of fiscal 2016 to 29.9% in the third quarter of fiscal 2017.

The increase in SG&A expenses, as a percentage of net sales, in the third quarter of fiscal 2017 primarily reflected a:

•	$16.4 million increase in expenses related to retail store operations, primarily due to new store openings and store restructuring costs;

•	$6.7 million increase in expenses related to selling, distribution, and administrative expenses for Skip Hop;

•	$5.0 million increase in other general and administrative expenses; and

•	$4.5 million increase in expenses related to eCommerce operations;

which were partially offset by a:

•	$3.6 million credit related to an earn out adjustment; and

•	$1.6 million decrease in information technology and systems costs.

Consolidated SG&A expenses in the first three quarters of fiscal 2017 increased $68.6 million, or 9.6%, to $781.4 million from $712.8 million in the first three quarters of fiscal 2016. As a percentage of net sales, SG&A expenses increased from 31.5% in the first three quarters of fiscal 2016 to 32.9% in the first three quarters of fiscal 2017.

The increase in SG&A expenses, as a percentage of net sales, in the first three quarters of fiscal 2017 primarily reflected a:

•	$38.1 million increase in expenses related to retail store operations, primarily due to new store openings and store restructuring costs;

•	$17.3 million increase in expenses related to selling, distribution, and administrative expenses for Skip Hop;

•	$10.6 million increase in expenses related to eCommerce operations;

•	$5.4 million increase in expenses related to marketing and brand management;

•	$3.9 million increase in other general and administrative expenses; and

•	$3.1 million increase in expenses related to business development;

which were partially offset by a:

•	$3.8 million decrease in information technology and systems costs;

•	$3.6 million credit related to an earn out adjustment; and

•	$1.7 million decrease in amortization of the H.W.Carter & Sons trademarks.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

ROYALTY INCOME

We license the use of our Carter's, Just One You, Child of Mine, OshKosh B'gosh, OshKosh, Genuine Kids from OshKosh, Simple Joys, and Precious Firsts brand names.

Royalty income from these brands for the third quarter of fiscal 2017 decreased $0.3 million, or 3.0%, to $10.4 million from $10.7 million in the third quarter of fiscal 2016. This decrease was primarily attributable to decreases in income from certain licensees due to insourcing of formerly licensed products and the acquisition of Carter's Mexico, a former licensee customer, partially offset by sales growth from domestic licensees. Royalty income from these brands for the first three quarters of fiscal 2017 increased $0.8 million, or 2.7%, to $32.1 million from $31.3 million in the first three quarters of fiscal 2016. This increase was primarily attributable to sales growth from our domestic licensees, partially offset by decreases in income from certain licensees due to the insourcing of formerly licensed product categories and the acquisition of Carter's Mexico, a former licensee customer.

OPERATING INCOME

Consolidated operating income decreased $0.2 million, or 0.1%, to $130.7 million in the third quarter of fiscal 2017 from $130.9 million in the third quarter of fiscal 2016. Consolidated operating income decreased $13.3 million, or 4.6%, to $273.8 million in the first three quarters of fiscal 2017 from $287.1 million in the first three quarters of fiscal 2016.

Consolidated operating margin decreased from 14.5% in the third quarter of fiscal 2016 to 13.8% in the third quarter of fiscal 2017. Consolidated operating margin decreased from 12.7% in the first three quarters of fiscal 2016 to 11.5% in the first three quarters of fiscal 2017. The tables below summarize the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate Expenses	Total
Operating income (loss) for third quarter of fiscal 2016	$86,001	$50,703	$19,645	$(25,455)	$130,894
Favorable (unfavorable) change in the third quarter of fiscal 2017
Gross profit	(1,751)	25,090	4,915	48	28,302
Royalty income	(206)	379	(493)	—	(320)
SG&A expenses	(5,472)	(20,383)	(7,341)	5,038	(28,158)
Operating income (loss) for third quarter of fiscal 2017	$78,572	$55,789	$16,726	$(20,369)	$130,718

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate Expenses	Total
Operating income (loss) for three quarters of fiscal 2016	$195,921	$127,124	$37,191	$(73,091)	$287,145
Favorable (unfavorable) change in the three quarters of fiscal 2017
Gross profit	(283)	47,311	7,209	213	54,450
Royalty income	(721)	2,869	(1,300)	—	848
SG&A expenses	(10,844)	(49,273)	(15,092)	6,571	(68,638)
Operating income (loss) for three quarters of fiscal 2017	$184,073	$128,031	$28,008	$(66,307)	$273,805

The following tables present changes in the operating margin for each of our three operating segments. The primary drivers of these changes are presented in terms of the difference in each driver's margin (based on net sales) between the respective periods, in each case expressed in basis points ("bps"). The first table presents the changes between the third quarter of fiscal 2016 and the third quarter of fiscal 2017. The second table presents the changes between the first three quarters of fiscal 2016 and the first three quarters of fiscal 2017.

	U.S. Wholesale	U.S. Retail	International
Operating margin for the third quarter of fiscal 2016	23.0%	12.0%	18.5%
Favorable (unfavorable) bps change in the third quarter of fiscal 2017
Gross profit	(10) bps	190 bps	(290) bps
Royalty income	—	—	(60) bps
SG&A expenses	(160) bps	(160) bps	(160) bps
Operating margin for the third quarter of fiscal 2017	21.3%	12.3%	13.4%
	(a)	(b)	(c)

	U.S. Wholesale	U.S. Retail	International
Operating margin for the first three quarters of fiscal 2016	22.2%	11.3%	14.6%
Favorable (unfavorable) bps change in the first three quarters of fiscal 2017
Gross profit	—	40 bps	(210) bps
Royalty income	(10) bps	20 bps	(60) bps
SG&A expenses	(120) bps	(130) bps	(200) bps
Operating margin for the first three quarters of fiscal 2017	20.9%	10.6%	9.9%
	(aa)	(bb)	(cc)

(a) U.S. Wholesale segment operating income in the third quarter of fiscal 2017 decreased $7.4 million, or 8.6%, to $78.6 million from $86.0 million in the third quarter of fiscal 2016. The segment's operating margin decreased 170 bps from 23.0% in the third quarter of fiscal 2016 to 21.3% in the third quarter of fiscal 2017. The primary drivers of the change in operating margin were a:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	10 bps decrease in gross profit primarily due to higher provisions for inventory, partially offset by lower product costs and customer support;

•	160 bps increase in SG&A expenses, primarily due to a:

◦	60 bps increase in provisions for accounts receivable;

◦	50 bps increase in distribution, selling and administrative expenses; and

◦	20 bps increase in marketing and brand management expenses.

(aa) U.S. Wholesale segment operating income in the first three quarters of fiscal 2017 decreased $11.8 million, or 6.0%, to $184.1 million from $195.9 million in the first three quarters of fiscal 2016. The segment's operating margin decreased 130 bps from 22.2% in the first three quarters of fiscal 2016 to 20.9% in the first three quarters of fiscal 2017. The primary drivers of the change in operating margin were a:

•	120 bps increase in SG&A expenses, primarily due to a:

◦	60 bps increase in distribution, selling, and administrative expenses;

◦	20 bps increase in marketing and brand management expenses; and

◦	20 bps increase in provisions for accounts receivable.

(b) U.S. Retail segment operating income increased by $5.1 million, or 10.0%, to $55.8 million in the third quarter of fiscal 2017 from $50.7 million in the third quarter of fiscal 2016. This segment's operating margin increased 30 bps from 12.0% in the third quarter of fiscal 2016 to 12.3% in the third quarter of fiscal 2017. The primary drivers of the change in operating margin were a:

•	190 bps increase in gross profit primarily due to growth in higher-margin eCommerce business and lower product costs;

•	160 bps increase in SG&A expenses, primarily due to a:

•	100 bps increase in expenses associated primarily with new retail stores and store restructuring costs;

•	40 bps increase in expenses related to eCommerce; and

•	30 bps increase in distribution and freight expenses.

(bb) U.S. Retail segment operating income increased by $0.9 million, or 0.7%, to $128.0 million in the first three quarters of fiscal 2017 from $127.1 million in the first three quarters of fiscal 2016. This segment's operating margin decreased 70 bps from 11.3% in the first three quarters of fiscal 2016 to 10.6% in the first three quarters of fiscal 2017. The primary drivers of the change in operating margin were a:

•	40 bps increase in gross profit primarily due to channel mix and lower product costs, partially offset by increased promotional activity;

•	130 bps increase in SG&A expenses, primarily due to a:

•	40 bps increase in expenses associated with eCommerce;

•	40 bps increase in expenses associated with new retail stores and store restructuring costs;

•	20 bps increase in distribution and freight expenses;

•	20 bps increase in marketing and brand management expenses; and

•	20 bps increase in royalty income due to sales growth from our domestic licensees.

(c) International segment operating income decreased by $2.9 million, or 14.9%, to $16.7 million in the third quarter of fiscal 2017 from $19.6 million in the third quarter of 2016. This segment's operating margin decreased 510 bps from 18.5% in the third quarter of fiscal 2016 to 13.4% in the third quarter of fiscal 2017. The primary drivers of the change in operating margin were a:

•	290 bps decrease in gross profit primarily due to increased promotional activity, growth in lower-margin wholesale business, and unfavorable foreign currency impacts;

•	160 bps increase in SG&A expenses, primarily due to a:

•	170 bps increase in selling and marketing expenses;

•	60 bps increase in expenses associated with eCommerce;

•	40 bps increase in provisions for accounts receivable;

•	90 bps decrease in general and administrative expenses;

•	20 bps decrease in distribution and freight expenses; and

•	60 bps decrease in royalty income due to a reduction in the number of licensees, including the acquisition of Carter's Mexico.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(cc) International segment operating income decreased by $9.2 million, or 24.7%, to $28.0 million in the first three quarters of fiscal 2017 from $37.2 million in the first three quarters of 2016. This segment's operating margin decreased 470 bps from 14.6% in the first three quarters of fiscal 2016 to 9.9% in the first three quarters of fiscal 2017. The primary drivers of the change in operating margin were a/an:

•	210 bps decrease in gross profit primarily due to growth in lower margin wholesale business and unfavorable foreign currency impacts;

•	200 bps increase in SG&A expenses, primarily due to a:

•	110 bps increase in selling and marketing expenses;

•	90 bps increase in expenses associated with new retail stores;

•	60 bps increase in expenses associated with eCommerce;

•	40 bps increase in provisions for accounts receivable;

•	70 bps decrease in distribution expenses; and

•	60 bps decrease in royalty income related to decreases in income from certain licensees due to the insourcing of formerly licensed product categories.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $5.1 million, or 20.0%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, primarily due to a reduction in information technology investments and a $3.6 million credit for an earn out adjustment, partially offset by acquisition related costs. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 2.8% in the third quarter of fiscal 2016 to 2.1% in the third quarter of fiscal 2017.

Unallocated corporate expenses decreased by $6.8 million, or 9.3%, in the first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016, primarily due to a reduction in information technology investments and a $3.6 million credit for an earn out adjustment, partially offset by acquisition related costs and direct sourcing initiatives. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 3.2% in the first three quarters of fiscal 2016 to 2.8% in the first three quarters of fiscal 2017.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in the third quarters of fiscal 2017 and 2016 was approximately $8.1 million and $6.8 million, respectively. Weighted-average borrowings for the third quarter of fiscal 2017 were approximately $742.4 million with an effective interest rate of 4.30%, compared to weighted-average borrowings for the third quarter of fiscal 2016 of $585.6 million with an effective interest rate of 4.57%. The increase in weighted-average borrowings during the third quarter of fiscal 2017 was attributable to additional net borrowings under our secured revolving credit facility.

Interest expense in the first three quarters of fiscal 2017 and 2016 was approximately $22.4 million and $20.3 million, respectively. Weighted-average borrowings over the course of the first three quarters of fiscal 2017 were approximately $648.9 million with an effective interest rate of 4.50%, compared to weighted-average borrowings for the first three quarters of fiscal 2016 of $585.3 million with an effective interest rate of 4.58%. The increase in weighted-average borrowings during the first three quarters of fiscal 2017 was attributable to additional borrowings under our secured revolving credit facility.

The decreases in the effective interest rates for the third quarter and first three quarters of fiscal 2017 compared to the third quarter and first three quarters of fiscal 2016 were due to a higher portion of outstanding borrowings under our secured revolving credit facility compared to our senior notes, partially offset by higher LIBOR rates for the variable portions of outstanding borrowings on our secured revolving credit facility during the 2017 periods. Borrowings under our secured revolving credit facility accrued interest at a lower interest rate than our senior notes in the third quarter and first three quarters of fiscal 2017 and fiscal 2016.

On our consolidated balance sheets, unamortized debt issuance costs associated with our senior notes are presented as a direct reduction in the carrying value of the associated debt liability for all periods presented.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net is comprised of gains and losses on foreign currency transactions and, if utilized during a reporting period, gains and losses on foreign currency forward contracts. These amounts represented a net gain of $0.8 million and $1.6 million for the third quarter and first three quarters of fiscal 2017, respectively. These amounts represented a net gain of $0.1 million and an expense of $3.6 million for the third quarter and first three quarters of fiscal 2016, respectively. When the Company acquired Carter's Mexico on August 1, 2017, Carter's Mexico had open foreign currency forward contracts.

INCOME TAXES

Our consolidated effective income tax rate for the third quarter of fiscal 2017 was 33.2% compared to 34.9% for the third quarter of fiscal 2016. Our consolidated effective income tax rate for the first three quarters of fiscal 2017 was 34.0% compared to 35.1% for the first three quarters of fiscal 2016. The lower effective rates for both periods in fiscal 2017 were primarily due to changes in the mix of taxable income among our domestic and international tax-paying entities and the new accounting guidance which requires excess income tax benefits realized from settled stock-based compensation awards to be reflected as a benefit to income tax expense instead of a credit to additional paid-in capital.

For the full fiscal year 2017, we estimate our consolidated effective income tax rate will be approximately 34.0%.

NET INCOME

Our consolidated net income for the third quarter of fiscal 2017 increased by $1.7 million, or 2.1%, to $82.5 million compared to $80.8 million in the third quarter of fiscal 2016. Our consolidated net income for the first three quarters of fiscal 2017 decreased by $3.9 million, or 2.3%, to $167.1 million compared to $171.0 million in the first three quarters of fiscal 2016. These changes were due to the factors previously discussed.

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

As of September 30, 2017, the Company had approximately $105.4 million of cash and cash equivalents in major financial institutions, including approximately $30.9 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at September 30, 2017 were $285.7 million compared to $271.2 million at October 1, 2016 and $202.5 million at December 31, 2016. The overall increase of $14.4 million, or 5.3%, at September 30, 2017 compared to October 1, 2016 primarily reflected the Skip Hop acquisition, slightly offset by lower royalty receivables. Due to the seasonal nature of our operations, the net accounts receivable balance at September 30, 2017 is not comparable to the net accounts receivable balance of $202.5 million at December 31, 2016.

Inventories at September 30, 2017 were $610.0 million compared to $552.7 million at October 1, 2016 and $487.6 million at December 31, 2016. The increase of $57.3 million, or 10.4%, at September 30, 2017 compared to October 1, 2016 primarily reflected business growth, including acquisitions. Due to the seasonal nature of our operations, the inventories balance at September 30, 2017 is not comparable to the inventories balance of $487.6 million at December 31, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CASH FLOW

Net cash provided by operating activities for the first three quarters of fiscal 2017 was $117.5 million compared to net cash provided by operating activities of $116.6 million in the first three quarters of fiscal 2016.

Cash used in investing activities for the first three quarters of fiscal 2017 reflected $159.4 million, net of cash acquired, for business acquisitions. Capital expenditures were $51.7 million in the first three quarters of fiscal 2017 compared to $71.2 million in the first three quarters of fiscal 2016, primarily reflecting 2017 expenditures of approximately $30.8 million for our U.S. and international retail store openings and re-modelings, $8.9 million for information technology initiatives, $8.2 million for distribution and office facilities, and $1.0 million for wholesale fixtures. Capital expenditures in the first three quarters of fiscal 2016 primarily reflected approximately $42.8 million for our U.S. and international retail store openings and re-modelings, $17.4 million for information technology initiatives, $5.3 million for distribution and office facilities, and $2.1 million for wholesale fixtures.

We plan to invest approximately $90 million in total capital expenditures for all of fiscal 2017, primarily for our U.S. and international retail store openings and re-modelings, and information technology initiatives.

Net cash used in financing activities was $101.0 million in the first three quarters of fiscal 2017 compared to $287.4 million in the first three quarters of fiscal 2016. The net decrease in cash used for the 2017 period primarily reflected decreases in repurchases of our common stock and a net increase in borrowings under our secured revolving credit facility.

SECURED REVOLVING CREDIT FACILITY

On August 25, 2017, The William Carter Company, a wholly owned subsidiary of Carter’s, Inc. (the “Company”), amended and restated the terms of its existing $500 million revolving credit facility pursuant to a fourth amended and restated credit agreement to provide for a $750 million revolving credit facility.

Our amended and restated secured revolving credit facility provides liquidity that can be used as needed for our ongoing working capital purposes and general corporate purposes. This facility provides for (i) a $650 million U.S. dollar revolving facility (including a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million) available for borrowings in U.S. dollars and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. Our secured revolving credit facility also provides for incremental facilities in an aggregate amount not to exceed $425 million (with the aggregate U.S. dollar amount not to exceed $350 million and the aggregate multicurrency amount not to exceed $75 million). The U.S. dollar incremental facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined) does not exceed 2.25:1.00.

Our secured revolving credit facility matures August 25, 2022.

As of September 30, 2017, we had $291.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of September 30, 2017, approximately $454.5 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.

The interest rate margins applicable to our secured revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of September 30, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a borrowing rate of 2.61%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017. There were no Canadian dollar borrowings during the second and third quarters of fiscal 2017.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2017, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of September 30, 2017, our wholly-owned operating subsidiary The William Carter Company ("TWCC") had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $3.9 million, $4.6 million and $4.8 million unamortized issuance-related debt costs at September 30, 2017, December 31, 2016 and October 1, 2016, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

In the first three quarters of fiscal 2017, the Company repurchased and retired 1,727,587 shares in open market transactions for approximately $151.0 million at an average price of $87.39 per share. In the first three quarters of fiscal 2016, the Company repurchased and retired 2,358,947 shares in open market transactions for approximately $239.1 million, at an average price of $101.37 per share.

The total remaining capacity under all remaining repurchase authorizations as of September 30, 2017 was approximately $123.4 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first, second and third quarters of fiscal 2017, we paid quarterly cash dividends of $0.37 per share in each quarter. In the first, second and third quarters of fiscal 2016, we paid quarterly cash dividends of $0.33 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

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

Additionally, information related to the pending adoption of recently issued accounting standards is provided in Note 16, Pending Adoption of Recent Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Fluctuations in currency exchange rates, primarily between the U.S. dollar and the currencies of Canada, Mexico, China, and the United Kingdom, may affect our results of operations, financial position, and cash flows. Transactions by certain foreign subsidiaries may be denominated in currencies other than that entity's functional currency. Foreign currency transaction gains and losses also include the impact of non-current intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within Other (income) expense, net.

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, some of our foreign operations may use currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this strategy, we primarily use foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our variable rate borrowings outstanding as of September 30, 2017 were $291.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $2.9 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or which are reasonably likely to materially affect, Internal Control.

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

As noted above, on August 1, 2017, the Company completed the acquisition of its Mexican licensee ("Carter's Mexico"). The Company is currently integrating Carter's Mexico into its control environment. In executing this integration, the Company is analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Carter's Mexico business, which is expected to be completed within one year of the acquisition date.

Except for the foregoing, there were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended September 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the third quarter of fiscal 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

July 2, 2017 through July 29, 2017	184,600	$87.46	184,600	$160,024,224

July 30, 2017 through August 26, 2017	194,778	$87.62	194,005	$143,026,052

August 27, 2017 through September 30, 2017	217,573	$90.07	217,573	$123,428,165

Total	596,951		596,178

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 773 shares surrendered between July 2, 2017 and September 30, 2017.

(2)
Share purchases during the third quarter of fiscal 2017 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 6 to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of August 25, 2017, among The William Carter Company, as U.S. Borrower, The Genuine Canada Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Dollar Facility Swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agents, and certain other lenders party thereto. (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.'s Current Report on Form 8-K filed on August 31, 2017).

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

October 26, 2017	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 26, 2017	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)