Form 10-K
period 2017-12-30
CARTERS INC
filed 2018-02-27
CIK 1060822

                UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ( ) No (X)

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2017 (the last business day of our most recently completed second quarter) was $4,120,795,278.
There were 47,091,313 shares of Carter's, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on February 23, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., scheduled to be held on May 17, 2018, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 30, 2017.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 30, 2017

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

PART I

Our market share data is based on information provided by the NPD Group, Inc ("NPD").  Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market.  The baby and young children’s apparel market includes apparel products for ages zero to seven.  NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data.  Certain NPD data cited in prior Annual Reports on Form 10-K were based on an alternate methodology no longer employed by NPD and are not comparable to current year presentation.

The NPD market share data presented is based on NPD's definition of the baby and playclothes categories, which are different from the Company's definitions of these categories. The data presented is based upon The NPD Group/Consumer Tracking Service for Children's Apparel in the United States ("U.S.") and represents the twelve month period through the end of December 2017.

Unless the context indicates otherwise, in this filing on Form 10-K, "Carter's," the "Company," "we," "us," "its," and "our" refers to Carter's, Inc. and its wholly owned subsidiaries.

Our trademarks and copyrights that are referred to in this Annual Report, including Carter’s, OshKosh, OshKosh B’gosh, Baby B'gosh, Skip Hop, Genuine Kids, Child of Mine, Just One You, Simple Joys, Precious Firsts, Little Collections, Little Planet, little baby basics, Carter’s KID, Rewarding Moments, and Count on Carter’s, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2017, which ended on December 30, 2017, fiscal 2016, which ended on December 31, 2016, and fiscal 2015, which ended on January 2, 2016, all contained 52 weeks.

ITEM 1. BUSINESS

OVERVIEW

We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh (or "OshKosh"), and a leading baby and young child lifestyle brand, Skip Hop.

Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children in sizes newborn to eight and accessories.

Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children, and accessories.

We acquired the Skip Hop brand in February 2017. Established in 2003, the Skip Hop brand takes durable childhood necessities, and re-thinks, re-energizes, and re-imagines them to produce higher value, superior quality, and top-performance goods for parents, babies, and toddlers.

We believe our brands provide a complementary product offering and aesthetic, and are each uniquely positioned in the marketplace. In the approximately $20 billion baby and young children's apparel market ages zero to seven in the U.S., our Carter's brand has the #1 position with approximately 15% of market share and our OshKosh brand has approximately 3% market share.

We market high-quality products at an attractive value proposition for consumers, and offer multiple product categories, including baby, sleepwear, playclothes, hardline goods and related accessories. Our multi-channel global business model -- which includes retail store, e-commerce, and wholesale sales channels - enables us to reach a broad range of consumers around the world. As of December 30, 2017, our channels included approximately 830 stores in the United States, 179 stores in Canada, 41 stores in Mexico, over 17,000 wholesale locations in the United States (including department stores, national chain stores, specialty stores and discount retailers), our eCommerce sites in the United States, Canada, and China, as well as our other international wholesale, licensing, and online channels.

We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy is focused on:

•	providing the best value and experience in young children's apparel and accessories;

•	extending the reach of our brands by improving the convenience of shopping for our products in the United States and our omni-channel experience;

•	expanding our international operations; and

•	improving profitability by strengthening distribution and direct-sourcing capabilities, as well as inventory management disciplines.

At the beginning of fiscal 2017, we combined our Carter’s Retail and OshKosh Retail operating segments into a single U.S. Retail operating segment, and our Carter’s Wholesale and OshKosh Wholesale operating segments into a single U.S. Wholesale operating segment. This change was made to reflect the sales-channel approach executive management now uses to evaluate business performance and manage operations in the United States. Our International segment was not affected by these changes. Our reportable segments are now U.S. Retail, U.S. Wholesale, and International. Prior periods have been conformed to reflect our current segment structure.

Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail and online stores. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Finally, our International segment consists of revenue primarily from sales of products outside the United States, primarily through our retail stores in Canada and Mexico, our eCommerce sites in Canada and China, and sales to our international wholesale customers.

Additional financial and geographical information about our segments is contained in Item 8 “Financial Statements and Supplementary Data” under Note 13, Segment Information, to the consolidated financial statements.

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

Carter’s is the leading brand in the baby category in the United States. In fiscal 2017, our multi-channel business model enabled our Carter’s brand to maintain its leading market share in the United States of approximately 27% for the baby market ages zero to two, which represented approximately four times the market share of the next largest brand.

OshKosh
Under our OshKosh brand, we design, source, and market apparel with an emphasis on high-quality playclothes primarily for children in sizes newborn to 14. Our OshKosh branded products primarily include denim, overalls, t-shirts, fleece, and other playclothes. Our OshKosh brand is generally positioned towards an older segment and at slightly higher average prices relative to the Carter’s brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children.

We believe our OshKosh brand represents a significant opportunity for us to increase our market share in the playclothes category as the young children’s playclothes market in the United States is highly fragmented. For fiscal 2017, this market was more than four times the size of the baby and sleepwear markets combined. We strive to grow this business by strengthening our product offerings, improving product value, reducing product complexity, and leveraging our strong customer relationships and global supply chain expertise.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to families with young children, including diaper bags, kid’s backpacks, lunch bags, travel accessories, home gear, and hardline goods for playtime, mealtime, and bath time.
Brand and Product Development
We employ cross-functional product teams to focus on the development of our Carter’s, OshKosh, and Skip Hop brands and products.

Our Carter’s and OshKosh brand teams are skilled and experienced in identifying and developing high-volume, high-value products. Each team includes members from merchandising, art, design, sourcing, product development, and planning. These teams follow a disciplined approach to fabric usage, color selection, and productivity. We also license these brand names to other companies to create a broad collection of lifestyle products, including bedding, hosiery, shoes, room décor, furniture, diaper bags, and toys. The licensing team directs the use of our designs, art, and selling strategies to most licensees.

Similarly, our Skip Hop brand team is skilled and experienced in re-thinking, re-energizing, and re-imagining essential childhood goods. The Skip Hop team includes in-house design and creative studios, which are made up of people who strive to improve the functionality, form, and design of must-have baby and young child products.

We believe this disciplined approach to product design, which includes consumer research, results in a compelling product offering to consumers, reduces our exposure to short-term trends, and supports efficient operations.

Brand Positioning

Our vision is to be the leader in baby and young children’s apparel and accessories, and to consistently provide high-quality products at a compelling value to consumers. We employ a disciplined merchandising strategy that identifies and focuses on essential products.

With our Carter’s and OshKosh brands, we believe that we have strengthened our brand image with the consumer by differentiating our products through fabric and material improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products through in-store fixturing, branding and signage packages, and advertising. We have invested in display fixtures at major wholesale customers that present our products on their floors in a compelling manner intended to enhance brand and product presentation.

With Skip Hop, we believe we have acquired a global lifestyle brand. Skip Hop’s core philosophy and positioning begins and ends with its brand promise --“Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. We believe the brand is positioned as a competitively priced source of iconic products that offer greater value through innovation and design. We have recently started to introduce Skip Hop brand products in our retail stores, and increase investment in in-store fixturing, branding, and signage packages, along with digital advertising, to further strengthen the position of the Skip Hop brand.

We similarly strive to provide our wholesale customers with a consistent, high-level of service, including delivering and replenishing products on time to fulfill customer needs. Our retail stores and eCommerce sites focus on the customer experience through store and eCommerce site design, visual aesthetics, clear product presentation, and experienced customer service.

Our Products

Carter's brands

Baby
Carter's brand baby products include bodysuits, pants, dresses, multi-piece knit sets, blankets, layette essentials, bibs, booties, sleep and play, one-piece rompers and jumpers, which are also sold in multiple compelling configurations.

We sell a complete range of baby products for newborns. These products are primarily made of cotton, including organic cotton as part of our Little Planet collection, which we introduced in late 2017. We attribute our leading market position to our brand strength, unique colors, distinctive prints, commitment to quality, and ability to manage our dedicated floor space for our wholesale customers. Our marketing programs are targeted toward experienced mothers, first-time mothers, and gift-givers. Our little baby basics product line, the largest component of our baby business, provides parents with essential products and accessories, including value-focused multi-piece sets. Our Little Collections product line consists of coordinated baby items designed for first-time mothers and gift-givers.

Playclothes
Carter's brand playclothes include knit and woven apparel, primarily in cotton, for everyday use in sizes newborn to eight.

We continue to focus on building our Carter's brand in the playclothes market by developing a base of essential, high-volume products that utilize unique, special, or must-have print designs and innovative artistic applications. Our aggregate fiscal 2017 Carter's brand playclothes market share in the United States was approximately 14% in the $14 billion young children's playclothes market, which represents nearly two times the market share of the next largest brand.

Sleepwear
Carter's brand sleepwear products include a full range of pajamas in cotton, fleece and poly-jersey, primarily in sizes 12 months to eight.

Our Carter's brand is the leading brand of sleepwear for babies and young children within the department store, national chain, outlet, specialty store, and off-price sales channels in the United States. In fiscal 2017, in these channels, our Carter's sleepwear brand market share was approximately 30%, which represents approximately four times the market share of the next largest brand. As with our baby product line, we differentiate our sleepwear products by offering high-volume, high-quality, high-value products with distinctive designs and art.

Other Products
Our other product offerings include bedding, outerwear, swimwear, footwear, socks, diaper bags, gift sets, toys, jewelry, cribs, paper goods, and hair accessories.

Additionally, we license our Carter's, Child of Mine, Just One You, Precious Firsts, and Simple Joys brands to partners to expand our product offerings. We had 11 licensees in the United States as of December 30, 2017. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers and consumers with a range of lifestyle products that complement and expand upon our baby and young children's apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality products at attractive values to the consumer. In addition, we work closely with our wholesale customers and our licensees to gain dedicated floor space for licensed product categories.

OshKosh brands

Playclothes
Our OshKosh brand is best known for its playclothes products. OshKosh brand playclothes include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, bodysuits, and playclothes products for everyday use in sizes newborn to 14. Our fiscal 2017 OshKosh brand playclothes market share in the United States was approximately 3% of the $14 billion young children's playclothes market.

Other Products
The remainder of our OshKosh brand product offering includes baby, sleepwear, outerwear, footwear, hosiery, and accessories.

Additionally, we partner with a number of domestic licensees to extend the reach of our OshKosh brand. As of December 30, 2017, we had five licensees selling apparel and accessories. Our largest OshKosh licensing agreement is with Target Corporation (“Target”). All Genuine Kids from OshKosh products sold by Target are sold pursuant to this licensing agreement. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, underwear, swimwear, socks, shoes, and accessories.

Skip Hop brand

Our Skip Hop brand is best known for its diaper bags, which we believe combine innovative functionality with attractive design. The Skip Hop brand offering also includes products for playtime, travel, mealtime, kid’s bags, bathtime, and homegear.

Our Sales Channels

We sell our Carter’s, OshKosh, and Skip Hop branded products through multiple channels - retail stores, online, and wholesale - both in the United States and globally.

U.S. Retail

Our U.S. retail sales channel includes sales of our products through our U.S. retail stores and eCommerce sites.

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

We operate retail stores in three different formats: Carter’s stand-alone stores, OshKosh stand-alone stores, and stores in our dual-branded format. Our dual-branded format includes “side-by-side” locations and “co-branded” locations. The dual-branded format allows customers to shop for both the Carter’s and OshKosh brands in a single location. “Side-by-side” locations, which are located only in the United States, consist of adjacent retail stores for our Carter’s and OshKosh brands that are connected and counted as a single dual-branded format location. “Co-branded” locations consist of a single retail store that offers products from our Carter’s and Oshkosh brands and are also counted as a single dual-branded format location. We also sell our Skip Hop products at certain of our retail store locations.
As of December 30, 2017, we operated 466 Carter's stand-alone retail stores in the United States. These stores carry a complete assortment of baby and young children's apparel, accessories, and gift items. Our stores average approximately 4,400 square feet per location and are distinguished by an easy, consumer-friendly shopping environment.

As of December 30, 2017, we operated 131 OshKosh stand-alone retail stores in the United States. These stores carry a wide assortment of young children's apparel, accessories, and gift items, and average approximately 4,600 square feet per location.

As of December 30, 2017, we operated 233 dual-branded format retail stores in the United States which consisted of 159 “side-by-side” locations and 74 “co-branded” locations. Our “co-branded” stores in the United States average approximately 5,000 square feet per location, are slightly larger than our single-brand retail stores in the United States, and offer a similar product assortment.

We assess potential new retail store locations based on demographic factors, retail adjacencies, and population density, as part of a rigorous real estate selection process.
We also sell our products through our online U.S. eCommerce sites at www.carters.com, www.oshkoshbgosh.com, www.oshkosh.com, and www.skiphop.com. Each online store offers a full assortment of products from each of our brands.
In fiscal 2017, our U.S. Retail net sales were approximately $1.78 billion, representing 52.2% of our consolidated net sales.
U.S. Wholesale
Our U.S. wholesale channel includes sales of our products to our U.S. wholesale accounts.
Our Carter’s brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, Macy’s, and Toys "R" Us. Additionally, we sell our Child of Mine brand at Walmart, our Just One You brand at Target, and our Simple Joys brand on Amazon.
Our OshKosh brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, and Toys "R" Us. We also have a licensing agreement with Target, through which Target sells products under our Genuine Kids from OshKosh brand.
Our Skip Hop brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon, Babies “R” Us, Nordstrom, and Target.
We collaborate with our wholesale customers to drive growth through eCommerce, replenishment, product mix, and brand presentation. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.

In fiscal 2017, our U.S. Wholesale net sales were approximately $1.21 billion, representing 35.6% of our consolidated net sales.
International

Our International segment includes sales through company - and franchisee-operated retail stores, online eCommerce sites, and international wholesale accounts, as well as royalty income from international licensees of the Carter’s and OshKosh brands. In August 2017, we acquired our Mexican licensee and its related business.
As of December 30, 2017, we operated 179 co-branded Carter’s and OshKosh retail stores in Canada and our online store at www.cartersoshkosh.ca. We also operated 41 retail stores in Mexico.
In addition, we operate an eCommerce site in China, and we also reach consumers in approximately 60 countries through wholesale and licensing relationships and in over 100 countries through eCommerce sites.
In fiscal 2017, net sales in our International segment were approximately $415.5 million, representing 12.2% of our consolidated net sales.

Our Customer and Marketing Strategy

For all of our brands, our marketing is predominately focused on driving brand preference and engagement with millennial customers. As such, we continue to strengthen and evolve our digital programs to keep our brands in front of the consumer. Our multi-channel approach -- which includes retail stores, online stores, and a mobile application -- allows the customer to experience the brand as a seamless shopping experience in the channel of their choice. Our investments in marketing, our loyalty program, and new technologies are focused on acquiring new customers, developing stronger connections with our existing customers, and extending their relationship with our brands. Our goal is to have the most top-of-mind, preferred brands in the young children’s market and to connect with a diverse, digitally-savvy customer.
During fiscal 2015, we launched our Rewarding Moments loyalty and rewards program in the United States to drive customer traffic, sales, and brand loyalty. This program is integrated across our retail stores and online businesses. During fiscal 2017, our retail sales were predominantly made to customers who are members of Rewarding Moments. In addition, during fiscal 2017, we launched our mobile application in the United States, which allows our customers to shop and purchase products from all of our brands directly from their mobile device.

Our Global Sourcing Network
We source our garments and other products from a global network of suppliers, primarily from Asia and Central America. Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products.

We expect all of our suppliers shipping to the United States to adhere to the requirements of the U.S. Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program, including standards relating to facility security, procedural security, personnel security, cargo security, and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements, or if we have determined that the supplier will be unable to correct a deficiency, we may move that supplier’s product through alternative supply chain channels or we may terminate our business relationship with the supplier.
We believe that our sourcing arrangements are sufficient to meet our current operating requirements and provide capacity for growth.

Our Global Distribution Network
Domestically, we operate two distribution centers in Georgia: our approximately 1.1 million square-foot multi-channel facility in Braselton and a 505,000 square-foot facility in Stockbridge. We also outsource distribution activities to third-party logistics providers in California. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, preparing them for retail and wholesale presentation, and shipping them to our customers and to our retail stores.
Internationally, we operate directly or outsource our distribution activities to third-party logistics providers in Canada, China, United Kingdom, and Mexico to support our international wholesale customers, eCommerce operations, and Canadian and Mexican retail store network.

Governmental Regulation and Environmental Matters
Our products are subject to regulation of and regulatory standards with respect to quality and safety set by various governmental authorities around the world, including in the United States, Canada, China, Mexico, and the European Union. Our operations also are subject to various international trade agreements and regulations.
We are also subject to various federal, state, local and foreign laws and regulations that govern our activities, operations, and products that may have adverse environmental and health and safety effects, including laws and regulations relating to generating emissions, water discharge, waste, product and packaging content, and workplace safety. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions.

Corporate Social Responsibility
We have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our social responsibility standards before we place orders for product with that factory, and that allows us to assess, integrate, and enhance factories that were used by companies that we acquire. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent monitors to supplement our internal staff. We use audit data and performance results to suggest improvements when necessary, and also integrate this information into our sourcing decisions. Our vendor code of conduct covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters.

Competition
The baby and young children’s apparel and accessories market is highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service, and convenience. Both branded and private label manufacturers aggressively compete in the baby and young children’s apparel market. Our primary competitors in the wholesale channel include private label product offerings, and, in alphabetical order, Disney, Garanimals and Gerber. Our primary competitors in the retail channel include, in alphabetical order, Disney, Gap, Old Navy, and The Children’s Place. Most retailers, including our wholesale customers, have significant private label product offerings that compete with our products. Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our brand names, combined with our breadth of product offerings, distribution footprint, and operational expertise, position us well against these competitors.

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

Our Trademarks and Copyrights

Our trademarks and copyrights that are referred to in this Annual Report, including Carter’s, OshKosh, OshKosh B’gosh, Baby B'gosh, Skip Hop, Genuine Kids, Child of Mine, Just One You, Simple Joys, Precious Firsts, Little Collections, Little Planet, little baby basics, Carter’s KID, Rewarding Moments, and Count on Carter’s, many of which are registered in the United States and in more than 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.

Our Employees

As of December 30, 2017, we had approximately 20,900 employees globally. As of December 30, 2017, approximately 300 employees were unionized employees, all of whom were in Mexico. We believe that our labor relations are good.

Available Information

Our primary internet address is www.carters.com. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the Securities and Exchange Commission (“SEC”). On our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. We also make available on our website the Carter’s Code of Ethics, our corporate governance principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Corporate Information
Carter’s, Inc. is a Delaware corporation, with its principal executive offices located at Phipps Tower, 3438 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326. Our telephone number is (678) 791-1000. Carter’s, Inc. and its predecessors have been doing business since 1865.

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

We derived approximately 25% of our consolidated net sales from our top seven wholesale customers for the fiscal year ended December 30, 2017. We do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace. As a result, we face the risk that one or more of these or other customers may significantly decrease their business with us or terminate their relationship with us as a result of competitive forces, consolidation, reorganization, financial difficulties (including bankruptcy or insolvency), or other reasons, which could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results.

Financial difficulties for our major customers or licensees could have a significant impact on us.

A large percentage of our gross accounts receivable are typically from our largest wholesale customers. For example, 71% of our gross accounts receivable at December 30, 2017 were from our ten largest wholesale customers, with two of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers or licensees were to deteriorate, or such customer or licensee fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.

The acceptance of our products in the marketplace is affected by consumer tastes and preferences, along with fashion trends.

We believe that our continued success depends on our ability to provide a compelling value proposition for our consumers in all of our distribution channels. There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumer tastes and preferences or fashion trends. If demand for our products declines, promotional pricing may be required to move seasonal merchandise, and our gross margins and results of operations could be adversely affected.

The value of our brands, and our sales, could be diminished if we are associated with negative publicity, including through actions by our vendors, independent manufacturers, and licensees, over whom we have limited control.

Although we maintain policies with our vendors, independent manufacturers, and licensees that promote ethical business practices, and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of these entities, we do not control our vendors, independent manufacturers, or licensees, or their practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, anti-bribery laws, or other policies or laws by these vendors, independent manufacturers, or licensees could damage the image and reputation of our brands and could subject us to liability. As a result, negative publicity regarding us or our brands or products, including licensed products, could adversely affect our reputation and sales. Further, while we take steps to ensure the reputations of our brands are maintained through license and vendor agreements, there can be no guarantee that our brand image will not be negatively affected through its association with products or actions of our licensees or vendors.

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

Our products, including our apparel and accessories, are subject to regulations and standards set by various governmental authorities around the world, including in the United States, Canada, China, Mexico, and the European Union. These regulations and standards include rules relating to product quality and safety, and may change from time to time. Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with respect to the compliance of merchandise we sell with these regulations and standards, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, and increased costs.

We have limited control over our vendors and we may experience delays, product recalls, or loss of revenues if our products do not meet our quality standards.

Because we do not control our vendors, our vendors may not continue to provide products that are consistent with our standards. We receive from time to time shipments of product that fail to conform to our quality control standards. A failure in our quality control program may result in diminished product quality, which in turn may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.

We are subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to previously disclosed investigations, and as a result, may incur substantial costs that adversely affect our business, financial condition, and results of operations.

As previously reported, in 2009 the SEC and the U.S. Attorney’s Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC investigation of customer margin support provided by the Company, conditioned upon the Company’s continued cooperation with the SEC’s investigation and with any related proceedings. The Company has incurred, and may continue to incur, substantial expenses for legal services due to the SEC and U.S. Attorney’s Office investigations and any related proceedings. These matters may continue to divert management’s time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under the terms of our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset all of the costs incurred in connection with these proceedings.

In addition, we are subject to various other claims and pending or threatened lawsuits in the course of our business, including claims that our designs infringe on the intellectual property rights of third parties. We are also affected by trends in litigation, including class action litigation brought under various laws, including consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. Reserves are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that management devote substantial time and expense to defend the Company. In the event we are required or determine to pay amounts in connection with any such lawsuits, such amounts could exceed any applicable insurance coverage or contractual rights available to us. As a result, such lawsuits could be significant and have a material adverse impact on our business, financial condition, and results of operations.

Our and our vendors’ systems containing personal information and payment card data of our retail store and eCommerce customers, employees and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.

We rely on the security of our networks, databases, systems, and processes and, in certain circumstances, those of third parties, to protect our proprietary information and information about our customers, employees, and vendors. Criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have recently suffered serious data security breaches. If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, or modify our private and sensitive internal and third-party information, including credit card information and personal identification information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties, or employees as well as be subject to regulatory or other actions for breaching privacy law or failing to adequately protect such information. This could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes, or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.

Our profitability may decline as a result of increasing pressure on margins, including deflationary pressures on our selling price and increases in production costs.
The apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment, and changes in consumer demand. The demand for baby and young children’s apparel and accessories in particular may also be subject to other external factors, such as birth rates, and the costs related to manufacturing, cotton, labor, fuel, importation, and transportation. If external pressures cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, our profitability could decline. This could have a material adverse effect on our results of operations, liquidity, and financial condition.

Our business is sensitive to overall levels of consumer spending, particularly in the young children apparel market.

Consumer demand for young children apparel, specifically brand name apparel products, is affected by the overall level of consumer spending. Discretionary consumer spending is affected by a number of factors such as the uncertainty in the political climate, overall economy, employment levels, weather, gasoline and utility costs, business conditions, foreign currency exchange rates, availability of consumer credit, tax rates, the availability of tax credits, interest rates, levels of consumer indebtedness, and overall levels of consumer confidence. Reductions, or lower-than-expected growth, in the level of discretionary or overall consumer spending may have a material adverse effect on our sales and results of operations.

Our revenues, product costs, and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.

We have operations in Canada, Mexico, the European Union, and Asia and our vendors, independent manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has seen significant volatility in recent years. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.

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

• political instability or other global events resulting in the disruption of trade in foreign countries from which we source our products;

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

• disruptions in the global transportation network, such as a port strike, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism, or war;

• the application of adverse foreign intellectual property laws;

• the ability of our vendors to secure sufficient credit to finance the manufacturing process, including the acquisition of raw materials;

• potential social compliance concerns resulting from our use of international vendors, independent manufacturers, and licensees, over whom we have limited control;

• manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods, such as air-freight services;

• the use of “conflict minerals” sourced from the Democratic Republic of the Congo or its surrounding countries in our products; and

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

In fiscal 2017, we purchased approximately 60% of our products from ten vendors, of which approximately half comes from three vendors. We expect that we will continue to source a significant portion of our products from these vendors.  We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products.  If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors experience financial difficulties, lack of capacity or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.

Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the west coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of our west coast port and unions have in the past resulted in a significant backlog of cargo containers. The insolvency of major shipping companies have also had an impact on our supply chain. As a result, we have in the past experienced delays in the shipment of our products.  In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.

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

There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image, as well as our results of operations and financial condition.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, resulting in a loss of market share and, as a result, a decrease in revenue and gross profit.

The baby and young children apparel market is very competitive, and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products, and adopt more aggressive pricing strategies than we can.

We expect to make significant capital investments and have significant expenses related to our multi-channel sales strategy and failure to execute our strategy could have a material adverse effect on our business, results of operations, and how we meet consumer expectations.

We distribute our products through multiple channels in the children’s apparel market, which, as of December 30, 2017, included approximately 830 stores in the United States, 179 stores in Canada, 41 stores in Mexico, 17,000 wholesale locations (including department stores, national chain stores, specialty stores and discount retailers), eCommerce sites in the United States, Canada, and China (including www.carters.com), as well as our other international wholesale, licensing, and online channels. Our multi-channel strategy allows our customers to shop across all sales channels globally, and allows us to meet changing customer experience expectations.

This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Multi-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and counteract new developments and technology investments by our competitors. Our multi-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. If we are unable to attract and retain employees or contract with third-parties having the specialized skills needed to support our multi-channel efforts, implement improvements to our customer-facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if our retail eCommerce sites or our other customer-facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand promise to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

Our retail success and future growth is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.

A significant portion of our revenues are through our retail stores in leased retail locations across the United States, Canada, and Mexico. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations. In addition, if consumer shopping preferences transition more from brick-and-mortar stores to online retail experiences, any increase we may see in our eCommerce sales may not be sufficient to offset the decreases in sales from our brick-and-mortar stores.

We also must be able to effectively renew our existing store leases on acceptable terms. In addition, from time to time, we may seek to downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to renew existing store leases, secure adequate new locations, or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, and could have a material adverse effect on our results of operations.

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

The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business include:
• the failure of the computer systems, including those of third-party vendors, that operate our eCommerce sites including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;

• disruptions in telecom services or power outages;
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

We cannot be sure that we can successfully complete any planned international expansion or that new international business will be profitable or meet our expectations. We do not have significant experience operating in markets outside of the United States and Canada. Consumer demand, behavior, tastes, and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may encounter differences in business culture and the legal environment that may make working with commercial partners and hiring and retaining an adequate employee base more challenging. We may also face difficulties integrating foreign business operations with our current operations. Significant changes to foreign relations, such as the withdrawal of the United Kingdom from the European Union, may also hinder our success in new markets. Our entry into new markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and such costs may be greater than expected. If our international expansion plans are unsuccessful, our results could be materially adversely affected.

We may not achieve sales growth plans, cost savings, and other assumptions that support the carrying value of our intangible assets.

The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans, planned cost savings, and other assumptions that support the carrying value of these intangible assets, which could result in impairment of the remaining asset values. Any material impairment would adversely affect our results of operations.

We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.

As of December 30, 2017, we had $621.0 million aggregate principal amount of debt outstanding (excluding $4.5 million of outstanding letters of credit), and $524.5 million of undrawn availability under our senior secured revolving credit facility after giving effect to $4.5 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.

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

Our failure to properly manage strategic initiatives in order to achieve our objectives may negatively impact our business.

The implementation of our business strategy periodically involves the execution of complex initiatives, such as acquisitions, which may require that we make significant estimates and assumptions about a project, and these projects could place significant demands on our accounting, financial, information, and other systems, and on our business overall. In addition, we are dependent on our management ability to oversee these projects effectively and implement them successfully. If our estimates and assumptions about a project are incorrect, or if we miscalculate the resources or time we need to complete a project or fail to implement a project effectively, our business and operating results could be adversely affected.

We may be unable to successfully integrate acquired businesses and such acquisitions may fail to achieve the financial results we expected.

From time to time we may acquire other businesses as part of our growth strategy, such as our recent acquisitions of the Skip Hop brand and our Mexican licensee, and we may partially or fully fund such acquisitions by taking on additional debt. We may be unable to successfully integrate businesses we acquire and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including diversion of our management attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, including those relating to product safety or anti-bribery and anti-corruption. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.

Failure to implement new information technology systems or needed upgrades to our systems, including operational and financial systems, could adversely affect our business.

As our business has grown in size, complexity, and geography, we have enhanced and upgraded our information technology infrastructure and we expect there to be a regular need for additional enhancements and upgrades as we continue to grow. Failure to implement new systems or upgrade systems, including operation and financial systems, as needed or complications encountered in implementing new systems or upgrading existing systems could cause disruptions that may adversely affect our business and results of operations. Further, additional investments needed to upgrade and expand our information technology infrastructure may require significant investment of additional resources and capital, which may not always be available or available on favorable terms.

Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.

We handle a large portion of our merchandise distribution for our U.S. stores and our eCommerce operations from our facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at the distribution facility (such as due to a high level of demand during peak periods) or because of natural disasters, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. In addition, we use an automated system that manages the order processing for our eCommerce business. In the event that this system becomes inoperable for any reason, we may be unable to ship orders in a timely manner, and as a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact our sales and profitability.

Our business could suffer a material adverse effect from extreme or unseasonable weather conditions.

Our business is susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could reduce demand and thereby would have an adverse effect on our operational results, financial position, and cash flows. In addition, extreme weather conditions in the areas in which our stores are located could negatively affect our business, operational results, financial position, and cash flows. Frequent or unusually heavy or intense snowfall, ice storms, floods, hurricanes, or other extreme weather conditions over an extended period could cause our stores to close for a period of time or permanently, and could make it difficult for our customers to travel to our stores, which in turn could negatively impact our operational results.

Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.

We must comply with various laws and regulations, including applicable employment and consumer protection laws. Our policies, procedures, and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations, and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC, and the New York Stock Exchange (“NYSE”) as well as other laws. Our failure to comply with these various laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.

In addition, any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors, or agents, we could experience delays in shipments and receipt of goods, or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect the our business and results of operations.

Our results of operations, financial position, and cash flows, and our ability to conduct business in international markets may be affected by legal, regulatory, political, and economic risks.

Our ability to conduct business in new and existing international markets is subject to legal, regulatory, political, and economic risks. These include the burdens of complying with foreign laws and regulations (including trade and labor restrictions), unexpected changes in regulatory requirements, and new tariffs or other barriers in some international markets. Additionally, the U.S. Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws, prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with anti-bribery laws. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed by our employees, agents, or vendors. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations, and cash flows.

We are also subject to general political and economic risks in connection with our global operations, including political instability and terrorist attacks, differences in business culture, different laws governing relationships with employees and business partners, changes in diplomatic and trade relationships, and general economic fluctuations in specific countries or markets.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in federal and applicable state and local tax jurisdictions in the United States, Canada, Hong Kong, Mexico, and other foreign jurisdictions. We record tax expense based on our estimates of current and future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially affected by changes in the mix and level of earnings.

In December 2017, the U.S. government enacted tax law changes known as the Tax Cuts and Jobs Act (the "2017 Act"). The 2017 Act significantly effects U.S. taxation for multinational corporations. The major implementation provisions of the 2017 Act include a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the remeasurement of certain deferred income tax balances. As permitted by Staff Accounting Bulletin No. 118, we have not completed our accounting for the enactment of the 2017 Act, and certain provisional estimates have been reflected in our income tax expense for fourth quarter and fiscal 2017. We anticipate that the provisional estimates will be adjusted during fiscal 2018 and any resulting income tax or benefit will be reflected in our income tax expense for the period of adjustment. Other provisions of the 2017 Act include a reduction in the U.S. corporate tax rate, certain provisions to broaden the U.S. tax base, imposition of a minimum tax on income earned by foreign subsidiaries, and an incentive to encourage the repatriation of foreign sourced income. We are currently assessing the additional effects that these changes will have on our business, financial condition, or results of operations in future periods.

Furthermore, we cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, financial condition, or results of operations. Changes in regulatory, geopolitical, social or economic policies, treaties between the United States and other countries, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices.

In addition, during the requisite service period for compensable equity-based compensation awards that we may grant to certain employees and members of our board of directors, we recognize a deferred income tax benefit on the compensation expense we incur for these awards. At time of subsequent vesting, exercise, forfeiture, or expiration of an award, the difference between our actual income tax deduction, if any, and the previously accrued income tax benefit is recognized in our income tax expense/benefit during the current period and can consequently raise or lower our effective tax rate for the period. Such differences are largely dependent on changes in the market price for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following is a summary of our principal owned and leased properties as of December 30, 2017.
Our corporate headquarters occupies 304,000 square feet of leased space in a building in Atlanta, Georgia. Our lease for that space expires in April 2030. In addition, we occupy 28,000 square feet of leased space in a building in Mississauga, Ontario, which serves as our regional headquarters for Canada, and occupy 56,000 square feet of leased space in Hong Kong, China, which serves as our principal sourcing office for Asia. We also lease other space in Georgia, Wisconsin, and New York City, as well as in Bangladesh, Cambodia, China, Mexico, and the United Kingdom that, depending on the site, serve as sourcing, sales, or administrative offices. We also own a 224,000 square foot facility in Griffin, Georgia.
Our largest distribution centers, which we lease, are located in Braselton, Georgia and Stockbridge, Georgia, and are 1,062,000 and 505,000 square feet, respectively. We lease additional space in Canada and Mexico for distribution and warehousing purposes. We also lease space in California for distribution purposes that is operated by a third party service provider, in addition to engaging other third-party logistics providers in other territories to provide warehousing and distribution services.
We also operate the following number of leased retail stores: 830 in the United States; 179 in Canada; and 41 in Mexico. Our average term for a retail store lease in the United States is approximately 5.2 years, excluding renewal options.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

HISTORICAL STOCK PRICE AND NUMBER OF RECORD HOLDERS

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol CRI. The last reported sale price per share of our common stock on February 23, 2018 was $120.86. On that date there were 190 holders of record of our common stock.

The high and low market price per share for the Company's common stock in fiscal 2017 and 2016, by quarter, were as follows:

2017	High	Low
First quarter	$91.71	$77.94
Second quarter	$95.80	$79.76
Third quarter	$99.36	$83.84
Fourth quarter	$118.89	$91.41

2016	High	Low
First quarter	$105.93	$83.44
Second quarter	$108.20	$97.54
Third quarter	$112.58	$86.37
Fourth quarter	$94.83	$84.06

Note: The high and low market prices in the above table were compiled from prices that considered intra-day high and low prices as well as closing prices on the NYSE.

SHARE REPURCHASES

The following table provides information about shares repurchased through our repurchase program described below during the fourth quarter of fiscal 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of remaining shares that can be purchased under the plans or programs

October 1, 2017 through October 28, 2017	141,293	$94.74	141,293	$110,148,594

October 29, 2017 through November 25, 2017	143,516	$100.76	144,485	$95,703,035

November 26, 2017 through December 30, 2017	91,005	$111.58	91,005	$85,640,453

Total	375,814		376,783

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 969 shares surrendered between October 1, 2017 and December 30, 2017.

Share Repurchase Program

Prior to 2015, our Board of Directors authorized the repurchase of shares of our common stock in amounts up to $462.5 million. On both February 26, 2016 and February 22, 2018, our Board of Directors authorized an additional $500 million of share repurchases, thereby authorizing total repurchase amounts up to $1,462.5 million. These authorizations are in addition to the $400 million authorized in 2013 for the Company's completed accelerated share repurchase (ASR) program.

Open-market repurchases of our common stock during fiscal years 2017, 2016, and 2015 were as follows:

	Fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Number of shares repurchased	2,103,401	3,049,381	1,154,288
Aggregate cost of shares repurchased (dollars in thousands)	$188,762	$300,445	$110,290
Average price per share	$89.74	$98.53	$95.55

In addition to the open-market repurchases completed in fiscal years 2017, 2016, and 2015, we completed open-market repurchases totaling $277.4 million in fiscal years prior to 2015.

The total remaining capacity under the repurchase authorizations was approximately $85.6 million as of December 30, 2017.

Repurchases under the authorizations may be made in the open market or in privately-negotiated transactions, with the level and timing of such activity at the discretion of our management depending on market conditions, stock price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.

DIVIDENDS

On February 22, 2018, our Board of Directors authorized a quarterly cash dividend payment of $0.45 per common share, payable on March 23, 2018 to shareholders of record at the close of business on March 12, 2018.

In fiscal 2017, we paid quarterly cash dividends of $0.37 per share each quarter. In fiscal 2016, we paid quarterly cash dividends of $0.33 per share each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities.

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

	For the fiscal year ended
(dollars in thousands, except per share data)	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013
Operating Data:
U.S. Retail	$1,775,287	$1,656,414	$1,514,355	$1,422,305	$1,243,471
U.S. Wholesale	1,209,663	1,178,034	1,173,313	1,155,089	1,109,984
International	415,460	364,736	326,211	316,474	285,256
Total net sales	$3,400,410	$3,199,184	$3,013,879	$2,893,868	$2,638,711
Cost of goods sold	$1,917,096	$1,820,035	$1,755,855	$1,709,428	$1,543,332
Gross profit	$1,483,314	$1,379,149	$1,258,024	$1,184,440	$1,095,379
Operating income	$419,568	$426,558	$392,857	$333,345	$264,151
Income before income taxes	$391,032	$396,070	$368,188	$302,906	$249,465
Net income (a)	$302,764	$258,106	$237,822	$194,670	$160,407
Per Common Share Data:
Basic net income	$6.31	$5.13	$4.55	$3.65	$2.78
Diluted net income	$6.24	$5.08	$4.50	$3.62	$2.75
Balance Sheet Data:
Working capital (b) (c) (d)	$689,045	$779,476	$867,890	$792,675	$700,473
Total assets (c) (d)	$2,067,999	$1,946,597	$2,003,654	$1,886,825	$1,805,444
Total debt, net (c)	$617,306	$580,376	$578,972	$579,728	$578,960
Stockholders' equity	$857,093	$788,124	$875,051	$786,684	$700,731
Cash Flow Data:
Net cash provided by operating activities	$329,621	$369,229	$307,987	$282,397	$209,696
Net cash used in investing activities	$(227,915)	$(88,340)	$(103,425)	$(104,732)	$(220,532)
Net cash used in financing activities	$(223,075)	$(363,507)	$(162,005)	$(122,438)	$(84,658)
Other Data:
Capital expenditures	$69,473	$88,556	$103,497	$103,453	$182,525
Dividend declared and paid per common share	$1.48	$1.32	$0.88	$0.76	$0.48

NOTES TO SELECTED FINANCIAL DATA

(a)The following expense and (credit) items were included in the calculation of net income:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016	January 3, 2015	December 28, 2013
Amortization of H.W. Carter and Sons tradenames	$—	$1,742	$6,239	$16,437	$13,588
Facility closures and workforce reduction costs	$2,454	$—	$—	$9,126	$38,214
Adjustment and accretion of contingent considerations	$(3,600)	$—	$1,886	$1,348	$2,825
Direct sourcing initiative	$328	$720	$—	$—	$—
Acquisition-related costs	$3,404	$2,353	$—	$—	$—
Provisions for special employee compensation	$21,197	$—	$—	$—	$—
Net income tax benefit for the U.S. Tax Cuts and Jobs Act of 2017	$(40,000)	$—	$—	$—	$—

(b)	Represents total current assets less total current liabilities.

(c)	All periods have been adjusted to reflect the retrospective adoption of Accounting Standards Update No. 2015-03, Presentation of Debt Issuance Cost for Term Debt.

(d)	Fiscal 2017 reflects the prospective adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

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

Fiscal Years

Our "52/53 week" fiscal year ends on the Saturday in December or January nearest December 31, resulting in an additional 53rd week of results every five or six years. Fiscal 2017, 2016, and 2015 each contained 52 calendar weeks and ended on December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

Our Business

We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh (or "OshKosh"), and a leading baby and young child lifestyle brand, Skip Hop. Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children in sizes newborn to eight and accessories. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children, and accessories.

We acquired the Skip Hop brand in February 2017. Established in 2003, the Skip Hop brand takes durable childhood necessities, and re-thinks, re-energizes, and re-imagines them to produce higher value, superior quality, and top-performance goods for parents, babies, and toddlers.

We believe our brands provide a complementary product offering and aesthetic, and are each uniquely positioned in the marketplace. In the approximately $20.0 billion baby and young children's apparel market ages zero to seven in the U.S., our Carter's brand has the #1 position with approximately 15.0% of the market share and our OshKosh brand has approximately 3.0% market share.

Our multi-channel global business model – retail stores, online and wholesale – enables us to reach a broad range of consumers around the world. As of December 30, 2017, our channels included the following:

•	over 17,000 wholesale locations (including department stores, national chain stores, specialty stores and discount retailers) in the United States;

•	830 company-operated retail stores in the United States;

•	179 company-operated retail stores in Canada;

•	41 company-operated retail stores in Mexico;

•	our eCommerce sites in the United States, Canada, and China; and

•	other wholesale, licensing, and online channels outside the United States.

We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy is focused on:

•	providing the best value and experience in young children's apparel and accessories;

•	extending the reach of our brands by improving the convenience of shopping for our products in the United States and our omni-channel experience;

•	expanding our international operations; and

•	improving profitability by strengthening distribution and direct-sourcing capabilities, as well as inventory management disciplines.

Segments

At the beginning of fiscal 2017, we combined our Carter's Retail and OshKosh Retail operating segments into a single U.S. Retail operating segment, and our Carter's Wholesale and OshKosh Wholesale operating segments into a single U.S. Wholesale operating segment. This change was made to reflect the sales-channel approach executive management now uses to evaluate business performance and manage operations in the U.S.  Our International segment was not affected by these changes. Our reportable segments are now U.S. Retail, U.S. Wholesale, and International. Prior periods have been conformed to reflect our current segment structure.

Our U.S. Retail segment consists of revenue from sales of products to consumers in the United States, including Carter’s, OshKosh, and Skip Hop branded products, through our retail and online stores. Similarly, our U.S. Wholesale segment consists of revenue from sales in the United States of Carter’s, OshKosh, and Skip Hop branded products through our wholesale customers. Finally, our International segment consists of income from sales of Carter’s, OshKosh, and Skip Hop branded products through our retail and online stores outside the United States, primarily through our retail stores in Canada and Mexico, our eCommerce sites in Canada and China, stores operated by our international partners, and sales to our international wholesale customers.

Executive Summary

The following is a summary of some of the highlights for fiscal 2017:

•	Consolidated net sales grew to $3.4 billion in fiscal 2017, up 6% over fiscal 2016.

•	Consolidated gross margin increased to 43.6% in fiscal 2017, up from 43.1% in fiscal 2016.

•	Consolidated operating earnings of $420 million included $21 million for provisions for special employee compensation funded by the $40 million income tax benefit from recent tax reform.

•
Consolidated net income for fiscal 2017 of $303 million includes an income tax benefit of approximately $40 million related to the Company's accounting for the implementation of the U.S. Tax Cuts and Jobs Act of 2017.

•	Diluted EPS increased to $6.24 for fiscal 2017 compared to $5.08, with $0.84 of the increase due to income tax benefits related to the Company's accounting for the enactment of U.S. tax reform.

•	Consolidated cash flow from operations was $330 million.

•	The Company returned $260 million to shareholders in fiscal 2017 through cash dividends and repurchases of common shares.

•	The Company acquired Skip Hop and a former licensee in Mexico.

•	The number of company-operated retail stores grew to 1,050, including 39 stores acquired through the acquisition of the former licensee in Mexico.

•	The Company amended its revolving credit agreement to increase its credit line to $750 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales.

	For the fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales
U.S. Retail	52.2%	51.8%	50.2%
U.S. Wholesale	35.6%	36.8%	39.0%
International	12.2%	11.4%	10.8%
Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	56.4%	56.9%	58.3%
Gross profit	43.6%	43.1%	41.7%
Selling, general, and administrative expenses	32.6%	31.1%	30.2%
Royalty income	(1.3)%	(1.3)%	(1.5)%
Operating income	12.3%	13.3%	13.0%
Interest expense	0.9%	0.8%	0.9%
Interest income	n/m	n/m	n/m
Other (income) expense, net	n/m	0.1%	(0.1)%
Income before income taxes	11.5%	12.4%	12.2%
Provision for income taxes (1)	2.6%	4.3%	4.3%
Net income (1)	8.9%	8.1%	7.9%
n/m - rounds to less than 0.1%.
Note: Results may not be additive due to rounding.

(1) The provision for income taxes recognized during the fourth quarter of fiscal 2017 reflects a benefit related to the accounting for the December 22, 2017 enactment of tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017. Portions of this accounting reflect provisional estimates, as permitted by SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. Any subsequent adjustments to provisional estimates will be reflected in income tax provisions/benefits during one or more periods in fiscal 2018. Additional information is contained in Item 8 "Financial Statements and Supplementary Data” under Note 11, Income Taxes, to the consolidated financial statements.

COMPARABLE SALES METRICS

Our management's discussion and analysis includes comparable sales metrics for our company-owned retail stores and our eCommerce sites in our U.S. Retail and International segments.

Our comparable store sales metrics include sales for all stores and eCommerce sites that were open and operated by us during the comparable fiscal period, including stand-alone format stores that converted to dual-branded format stores and certain remodeled or relocated stores. A store or site becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations. All sales that were made from the new Skip Hop tab on our existing U.S. eCommerce site are included in our comparable eCommerce site sales metrics.

The method of calculating sales metrics varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2017 FISCAL YEAR ENDED DECEMBER 30, 2017 COMPARED TO 2016 FISCAL YEAR ENDED DECEMBER 31, 2016

CONSOLIDATED NET SALES

Compared to fiscal 2016, consolidated net sales in fiscal 2017 increased $201.2 million, or 6.3%, to $3.4 billion. This improvement reflected sales growth in each of our operating segments, as presented below. Changes in foreign currency exchange rates in fiscal 2017 as compared to fiscal 2016 had a favorable impact on our consolidated net sales of approximately $6.6 million.

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	% of Total Net Sales	December 31, 2016	% of Total Net Sales
Net sales:
U.S. Retail	$1,775,287	52.2%	$1,656,414	51.8%
U.S. Wholesale	1,209,663	35.6%	1,178,034	36.8%
International	415,460	12.2%	364,736	11.4%
Total net sales	$3,400,410	100.0%	$3,199,184	100.0%

Note: Results may not be additive due to rounding.

U.S. RETAIL SALES

Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

Store count at January 2, 2016	738
Openings in fiscal 2016	63
Closings in fiscal 2016	(9)
Store count at December 31, 2016	792

Openings in fiscal 2017	57
Closings in fiscal 2017	(19)
Store count at December 30, 2017	830

Approximate store projections for fiscal 2018:
Openings projected for fiscal 2018	50
Closings projected for fiscal 2018	(35)
Net increase projected for fiscal 2018	15

At the beginning of fiscal 2017, we changed our methodology for U.S. store counts related to certain dual-branded format stores. Accordingly, our store count data is not comparable to data previously presented in prior fiscal years.

Comparable Sales for our U.S. Retail segment

Change from fiscal 2016 to fiscal 2017
Increase (Decrease)
Retail stores	(3.3)%
eCommerce	+21.6%
Total	+2.7%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in U.S. Retail store comparable sales during fiscal 2017 was primarily due to a lower average transaction price and lower store traffic, which we believe was partially offset by the stabilization of the effects of a decline in shopping by international consumers that we experienced in the first half of fiscal 2016 and in fiscal 2015 (as discussed further below). The increase in eCommerce site comparable sales during fiscal 2017 was primarily due to an increase in the number of transactions, partially offset by a lower average transaction price.

These sales metrics take into account sales (and returns) that occur at our points of sale in our U.S. retail stores and through our U.S. eCommerce site. It is important to note, however, that as our omni-channel strategy continues to mature, our sales can cross between our U.S. retail stores and eCommerce site. For example:

•	on-line purchases can easily be returned in our stores;

•	our stores increase on-line sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering on-line;

•	our in-store customers can order on-line in our stores; and

•	our customers can order on-line and ship to and pick-up in stores.

Sales Results

U.S. Retail segment net sales increased $118.9 million, or 7.2%, in fiscal 2017 to $1.8 billion. The increase in net sales in fiscal 2017 primarily reflected an/a:

•	Increase of $85.8 million in comparable eCommerce sales, including sales of Skip Hop branded products on our U.S. eCommerce site;

•	Increase of $81.8 million in sales from new stores that are not yet comparable;

•	Decrease of $41.7 million in comparable store sales; and

•	Decrease of $14.4 million due to the effect of store closings.

U.S. WHOLESALE SALES

U.S. Wholesale segment net sales increased $31.6 million, or 2.7%, in fiscal 2017 to $1.2 billion. The increase in net sales in fiscal 2017 primarily reflected an/a:

•	Increase of $55.7 million from new sales of Skip Hop branded products; and

•	Decrease of $24.0 million in comparable sales of our other products, which primarily reflected a 2.7% decrease in number of units shipped.

INTERNATIONAL SALES

International segment net sales increased $50.7 million, or 13.9%, in fiscal 2017 to $415.5 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $6.6 million favorable impact on International segment net sales in fiscal 2017 compared to fiscal 2016.

The $50.7 million increase in net sales in our International segment for fiscal 2017 primarily reflected an/a:

•	Increase of $31.8 million from sales of Skip Hop branded product to our wholesale customers

•	Increase of $15.4 million from the acquisition of Carter's Mexico;

•	Increase of $15.0 million from our company-operated retail stores in Canada;

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Increase of $8.5 million from eCommerce net sales, primarily from our eCommerce sites in Canada and China; and

•	Decrease of $20.0 million from international wholesale customers across various markets.

Compared to fiscal 2016, our Canadian total retail comparable sales increased 0.2% in fiscal 2017, primarily due to eCommerce comparable sales growth of 37.6%, which was partially offset by a retail store comparable sales decline of 3.1%.

Store Count Data for Company-Operated Retail Stores in our International segment

	Canada Retail Stores	Mexico Retail Stores (a)

Store count at January 2, 2016	147	(a)
Openings in fiscal 2016	17	(a)
Closings in fiscal 2016	—	(a)
Store count at December 31, 2016	164	(a)

Acquired through business acquisition in fiscal 2017	N/A	39
Openings in fiscal 2017	17	2
Closings in fiscal 2017	(2)	—
Store count at December 30, 2017	179	41

Approximate store projections for fiscal 2018:
Openings projected in fiscal 2018	11	7
Closings projected in fiscal 2018	—	—
Net increase projected for fiscal 2018	11	7

(a) We owned/operated retail stores in Mexico beginning with the acquisition of our former licensee in Mexico on August 1, 2017.

GROSS PROFIT AND GROSS MARGIN

Our consolidated gross profit increased $104.2 million, or 7.6%, to $1.48 billion in fiscal 2017. Consolidated gross margin increased from 43.1% in fiscal 2016 to 43.6% in fiscal 2017. These increases were due primarily to overall lower product costs and increases in higher-margin eCommerce sales, partially offset by lower margins in our wholesale channels.

We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross profit and gross margin may not be comparable to other entities that include such distribution costs in their cost of goods sold.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in fiscal 2017 increased $111.5 million, or 11.2%, to $1.11 billion. As a percentage of consolidated net sales, consolidated SG&A expenses increased from 31.1% in fiscal 2016 to 32.6% in fiscal 2017.

The increase in SG&A expenses, as a percentage of net sales, in fiscal 2017 primarily reflected a:

•	$48.2 million increase in expenses related to retail store operations, primarily due to new store openings;

•	$24.9 million in expenses for selling, distribution, and administrative expenses for Skip Hop;

•	$21.2 million for provisions for special employee compensation;

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	$17.4 million increase in expenses for eCommerce operations;

•	$6.4 million increase in expenses for marketing and brand management;

•	$3.0 million increase in expenses for in-housed sourcing operations; and

•	$2.5 million increase in expenses for other general and administrative expenses.

which were partially offset by a:

•	$4.4 million decrease in information technology and systems costs;

•	$3.6 million decrease in the fair value of the earn-out obligation for Skip Hop;

•	$2.4 million decrease in performance-based compensation expenses; and

•	$1.7 million decrease in amortization of the H.W. Carter & Sons trademarks.

ROYALTY INCOME

We license the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, Baby B'gosh, Simple Joys, and Precious Firsts brand names. Royalty income from these brands increased $0.4 million, or 0.9%, to $43.2 million in fiscal 2017. This increase was primarily attributable to sales growth from our domestic licensees, partially offset by decreases in income from certain licensees due to the insourcing of formerly licensed product categories and the acquisition of our former licensee in Mexico.

OPERATING INCOME

Compared to fiscal 2016, consolidated operating income for fiscal 2017 decreased $7.0 million, or 1.6%, to $419.6 million. Consolidated operating margin decreased from 13.3% in fiscal 2016 to 12.3% in fiscal 2017. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal years:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Total
Operating income for fiscal 2016	$212,581	$260,953	$59,194	$(106,170)	$426,558
Favorable (unfavorable) change in fiscal 2017:
Gross profit	76,268	11,902	15,745	250	104,165
Royalty income	3,224	(1,233)	(1,625)	—	366
SG&A expenses	(76,472)	(19,532)	(26,888)	11,371	(111,521)
Operating income for fiscal 2017	$215,601	$252,090	$46,426	$(94,549)	$419,568

The following table presents changes in the operating margin for each of our three operating segments between fiscal 2016 and fiscal 2017. The primary drivers of these change are presented in terms of the difference in each driver's margin (based on net sales) between fiscal years, in each case expressed in basis points ("bps").

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	U.S. Retail	U.S. Wholesale	International
Operating margin for fiscal 2016	12.8%	22.2%	16.2%
Favorable (unfavorable) bps changes in fiscal 2017:
Gross profit	80 bps	20 bps	(190) bps
Royalty income	10 bps	(20) bps	(60) bps
SG&A expenses	(160) bps	(140) bps	(250) bps
Operating margin for fiscal 2017	12.1%	20.8%	11.2%
	(a)	(b)	(c)

(a) U.S. Retail segment operating income in fiscal 2017 increased $3.0 million, or 1.4%, from fiscal 2016 to $215.6 million. The segment's operating margin decreased 70 bps from 12.8% in fiscal 2016 to 12.1% in fiscal 2017. The primary drivers of the change in the operating margin were an:

•	80 bps increase in gross profit primarily due to growth in higher-margin eCommerce business and lower product costs;

•	10 bps increase in royalty income; and

•	160 bps increase in SG&A expenses primarily due to a:

•	80 bps increase due to provisions for special employee compensation;

•	40 bps increase in expenses associated with eCommerce;

•	20 bps increase in expenses associated with new retail stores and store restructuring costs; and

•	20 bps increase in distribution expenses.

(b) U.S. Wholesale segment operating income in fiscal 2017 decreased $8.9 million, or 3.4%, from fiscal 2016 to $252.1 million. The segment's operating margin decreased 140 bps from 22.2% in fiscal 2016 to 20.8% in fiscal 2017. The primary drivers of the change in the operating margin were a:

•	20 bps increase in gross profit due to favorable product costs;

•	20 bps decrease in royalty income primarily due to insourcing formerly licensed product categories; and

•	140 bps increase in SG&A expenses, primarily due to a:
•70 bps increase in distribution expenses;
•30 bps increase due to provisions for special employee compensation;
•20 bps increase in marketing and brand management expenses; and
•20 bps increase in provisions for accounts receivable.

(c) International segment operating income in fiscal 2017 decreased $12.8 million, or 21.6%, from fiscal 2016 to $46.4 million. This segment's operating margin decreased 500 bps from 16.2% in fiscal 2016 to 11.2% in fiscal 2017. The primary drivers of the change in the operating margin were a:

•	190 bps decrease in gross profit due to changes in channel and customer mix;

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	60 bps decrease in royalty income related to the purchase of our Mexican licensee, and decreases in income from certain licensees due to the insourcing of formerly licensed product categories; and

•	250 bps increase in SG&A expenses, primarily due to a:
•70 bps increase expenses associates with eCommerce growth;
•60 bps increase marketing and brand management expenses;
•50 bps increase due to provisions for special employee compensation;
•40 bps increase in expenses associated with new store costs; and
•30 bps increase due to higher provisions for wholesale accounts receivable.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $11.6 million, or 10.9%, from $106.2 million in fiscal 2016 to $94.5 million in fiscal 2017. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 3.3% in fiscal 2016 to 2.8% in fiscal 2017. The decrease primarily reflected a/an:

•	Decrease of $5.2 million in consulting expenses;

•	Decrease of $4.7 million in expenses related to information technology and systems;

•	Decrease of $2.6 million in insurance and other employee-related costs;

•	Decrease of $1.7 million in amortization expense for the H.W. Carter & Sons tradenames; and

•	Increase of $2.9 million due to provisions for special employee compensation.

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of debt issuance costs.

Interest expense in fiscal 2017 and fiscal 2016 was approximately $30.0 million and $27.0 million, respectively. Weighted-average borrowings for fiscal 2017 were $652.9 million at an effective interest rate of 4.55%, compared to weighted-average borrowings for fiscal 2016 of $585.2 million at an effective interest rate of 4.57%. The increase in weighted-average borrowings during fiscal 2017 was attributable to additional borrowings under our secured revolving credit facility.

The decrease in the effective interest rate for fiscal 2017 compared to fiscal 2016 was primarily due to a higher portion of our outstanding borrowings under our secured revolving credit facility as compared to the total debt outstanding under our senior notes, partially offset by higher LIBOR rates for the variable portions of outstanding borrowings on our secured revolving credit facility during fiscal 2017. Borrowings under our secured revolving credit facility accrued variable-rate interest at a lower interest rate than our senior notes during fiscal 2017 and 2016.

On our consolidated balance sheets, unamortized debt issuance costs associated with our senior notes is presented as a direct reduction in the carrying value of the associated debt liability for all periods presented.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net is comprised primarily of gains and losses on foreign currency transactions and, if utilized during a reporting period, gains and losses on foreign currency forward contracts. These amounts represented a net gain of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $1.3 million for fiscal 2017 and a net loss of approximately $3.9 million for fiscal 2016. When we acquired our former licensee in Mexico on August 1, 2017, the licensee had unsettled foreign currency forward contracts between the U.S. dollar and the Mexican peso.

INCOME TAXES

On December 22, 2017, the United States enacted tax law changes known as the Tax Cuts and Jobs Act of 2017 (the "2017 Act"). The 2017 Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax (or "toll tax") on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

Our accounting for the enactment of the 2017 Act, including its effects on our consolidated income tax expense, is not complete. The income tax expense reported in our consolidated statement of operations for the fiscal year ended December 30, 2017 reflects certain provisional estimates related to our accounting for the enactment of the 2017 Act, as allowed by SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. Any subsequent adjustments to the provisional estimates will be reflected in our income tax expense/benefit in one or more future periods in fiscal 2018.

During the fourth quarter of fiscal 2017, we recognized an income tax benefit of $40.0 million related to the enactment of the 2017 Act, which is included as a component of our income tax expense on our consolidated statement of operations. This $40.0 million income tax benefit is comprised of a benefit of approximately $50.4 million related to the remeasurement of certain deferred income tax balances, partially offset by a provisional estimate for additional income tax expense of $10.4 million related to foreign earnings. We will continue to refine our calculations as additional analysis is completed. Additional information is contained in Item 8 "Financial Statements and Supplementary Data” under Note 11, Income Taxes, to the consolidated financial statements.

Our consolidated effective tax rate for fiscal 2017 and 2016 was 22.6% and 34.8%, respectively. Of this 12.2% decrease for fiscal 2017, approximately 10.2% was related to our accounting for the implementation of the 2017 Act, including the estimates for provisional amounts. Other drivers of the lower effective tax rate in fiscal 2017 were: 1) changes in the mix of taxable income among our domestic and international tax-paying entities and 2) the new accounting guidance which required certain income tax benefits realized in fiscal 2017 from settled stock-based compensation awards to be reflected as a benefit to income tax expense instead of a credit to additional paid-in capital.

NET INCOME

Our consolidated net income for fiscal 2017 increased $44.7 million, or 17.3%, to $302.8 million as compared to $258.1 million in fiscal 2016. This increase was due to the factors previously discussed.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2016 FISCAL YEAR ENDED DECEMBER 31, 2016 COMPARED TO 2015 FISCAL YEAR ENDED JANUARY 2, 2016

At the beginning of fiscal 2017, we combined our Carter's Retail and OshKosh Retail into a single U.S. Retail operating segment, and our Carter's Wholesale and OshKosh Wholesale into a single U.S. Wholesale operating segment. This change was made to reflect the sales-channel approach executive management now uses to evaluate business performance and manage operations in the United States.  Our International segment was not affected by these changes. Our reportable segments are now U.S. Retail, U.S. Wholesale, and International. Prior periods have been conformed herein to reflect our current segment structure.

U.S. COMPARABLE RETAIL SALES

Changes in comparable sales for our U.S. Retail segment were as follows:

Change from fiscal 2015 to fiscal 2016
Increase (Decrease)
Retail stores	(1.9)%
eCommerce	+21.5%
Total	+3.1%

The decrease in retail store comparable sales during fiscal 2016 was primarily due to a decrease in the number of transactions due to lower demand for seasonal products and a lower average price per unit. The increase in eCommerce comparable sales during fiscal 2016 was primarily due to an increase in the number of transactions.

During fiscal 2016 and similar to fiscal 2015, we believed that U.S. Retail comparable sales continued to be negatively affected overall by lower demand from international consumers shopping in our U.S. retail stores and eCommerce sites, likely influenced by the strength of the U.S. dollar relative to other currencies. However, we believed these effects were less pronounced in the second half of fiscal 2016 as our U.S. retail business experienced some stabilization from international customers.

CONSOLIDATED NET SALES

Compared to fiscal 2015, consolidated net sales in fiscal 2016 increased $185.3 million, or 6.1%, to 3.2 billion. This improvement reflected overall sales growth in all of our operating segments, as presented below. Changes in foreign currency exchange rates in fiscal 2016 as compared to fiscal 2015 had an unfavorable impact on our consolidated net sales of approximately $7.1 million.

	For the fiscal year ended
(dollars in thousands)	December 31, 2016	% of Total Net Sales	January 2, 2016	% of Total Net Sales
Net sales:
U.S. Retail	$1,656,414	51.8%	$1,514,355	50.2%
U.S. Wholesale	1,178,034	36.8%	1,173,313	39.0%
International	364,736	11.4%	326,211	10.8%
Total net sales	$3,199,184	100.0%	$3,013,879	100.0%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

U.S. RETAIL SALES

U.S. Retail net sales increased $142.1 million, or 9.4%, in fiscal 2016 to $1.7 billion. The increase in fiscal 2016 was primarily driven by an/a:

•	Increase of $106.4 million from new stores;

•	Increase of $69.3 million in eCommerce sales;

•	Decrease of $22.7 million in sales from new stores that are not yet comparable; and

•	Decrease of $11.0 million due to the impact of store closings.

U.S. WHOLESALE SALES

U.S. Wholesale net sales increased $4.7 million, or 0.4%, in fiscal 2016 to $1.2 billion. Compared to fiscal 2015, the 2016 growth reflected a 2.1% increase in average price per unit due to favorable product mix, partially offset by a 1.7% decrease in units shipped mainly due to an overall decline in seasonal bookings.

INTERNATIONAL SALES

International segment net sales increased $38.5 million, or 11.8%, in fiscal 2016 to $364.7 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had an unfavorable impact on International segment net sales of approximately $7.1 million in fiscal 2016.

This overall increase in net sales in our International segment for fiscal 2016 mainly reflected an/a:

•	Increase of $24.6 million from our Canadian retail stores;

•	Increase of $11.4 million from eCommerce, primarily driven by our eCommerce site in China;

•	Increase of $3.5 million from international wholesale businesses other than Canada; and

•	Decrease of $1.0 million in our Canada wholesale business due, in part, to the Target Canada bankruptcy that occurred in early 2015.

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

ROYALTY INCOME

We licensed the use of our Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, and Precious Firsts brand names. Royalty income from these brands decreased $1.3 million, or 2.8%, to $42.8 million in fiscal 2016. The decrease compared to fiscal 2015 was attributable to a decrease in income from certain licensees due in part to the insourcing of formerly licensed product categories, partially offset by sales growth from other domestic licensees. We also benefited from favorable settlements in the first quarter of fiscal 2015.

OPERATING INCOME

Compared to 2015, consolidated operating income for fiscal 2016 increased $33.7 million, or 8.6%, to $426.6 million. Consolidated operating margin increased from 13.0% in fiscal 2015 to 13.3% in fiscal 2016. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal years:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Total
Operating income for fiscal 2015	$210,971	$245,767	$47,004	$(110,885)	$392,857
Favorable (unfavorable) change in fiscal 2016:
Gross profit	79,092	16,282	25,438	313	121,125
Royalty income	524	(1,405)	(370)	—	(1,251)
SG&A expenses	(78,006)	309	(12,878)	4,402	(86,173)
Operating income for fiscal 2016	$212,581	$260,953	$59,194	$(106,170)	$426,558

The following table presents changes in the operating margin for each of our three operating segments between fiscal 2015 and fiscal 2016. The primary drivers of these change are presented in terms of the difference in each driver's margin (based on net sales) between fiscal years, in each case expressed in basis points ("bps").

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	U.S. Retail	U.S. Wholesale	International
Operating margin for fiscal 2015	13.9%	20.9%	14.4%
Favorable (unfavorable) bps change in fiscal 2016:
Gross profit	30 bps	130 bps	220 bps
Royalty income	-	(10) bps	(30) bps
SG&A expenses	(140) bps	10 bps	(10) bps
Operating margin for fiscal 2016	12.8%	22.2%	16.2%
	(a)	(b)	(c)

(a) U.S. Retail segment operating income in fiscal 2016 increased $1.6 million, or 0.8%, from fiscal 2015 to $212.6 million. The segment's operating margin decreased 110 bps from 13.9% in fiscal 2015 to 12.8% in fiscal 2016. The primary drivers of the decrease in the operating margin were a:

•	30 bps increase in gross profit primarily due to favorable product costs, partially offset by lower average price per unit due to an increased promotional environment; and

•	140 bps increase in SG&A expenses mainly due to a:

•	100 bps increase in expenses associated with new retail stores;

•	30 bps increase in marketing expenses; and

•	10 bps increase in freight and distribution expenses.

(b) U.S. Wholesale segment operating income in fiscal 2016 increased $15.2 million, or 6.2%, from fiscal 2015 to $261.0 million. The segment's operating margin increased 130 bps from 20.9% in fiscal 2015 to 22.2% in fiscal 2016. The primary drivers of the increase in the operating margin were a:

•	130 bps increase in gross profit due to favorable product costs and improved pricing due to changes in product mix, partially offset by unfavorable sales channel mix;

•	10 bps decrease in SG&A expenses; and

•	10 bps decrease in royalty income.

(c) International segment operating income in fiscal 2016 increased $12.2 million, or 25.9%, from fiscal 2015 to $59.2 million. This segment's operating margin increased 180 bps from 14.4% in fiscal 2015 to 16.2% in fiscal 2016. The primary drivers of the increase in the operating margin were a:

•
220 bps increase in gross profit, primarily driven by growth in higher margin retail store and eCommerce channels, partially offset by unfavorable foreign exchange rates and higher provisions for inventory; and

•	30 bps decrease in royalty income due to a reduction in licensees.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $4.7 million, from $110.9 million in fiscal 2015 to $106.2 million in fiscal 2016. Unallocated corporate expenses as a percentage of consolidated net sales decreased from 3.7% in fiscal 2015 to 3.3% in fiscal 2016. The decrease primarily reflected a/an:

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

OTHER EXPENSE (INCOME), NET

Other expense (income), net is comprised primarily of gains and losses on foreign currency transactions and foreign currency forward contracts. These net amounts represented a net loss of $3.9 million for fiscal 2016 and a net gain of $1.8 million for fiscal 2015. As of December 31, 2016 all foreign currency forward contracts were settled.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future, and we believe that we also have access to the capital markets. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Part I, Item 1.A., Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

As of December 30, 2017, we had approximately $178.5 million of cash and cash equivalents in major financial institutions, including approximately $39.0 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States. and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at December 30, 2017 were $240.6 million compared to $202.5 million at December 31, 2016. The increase of $38.1 million, or 18.8%, as compared to December 31, 2016 primarily reflected the Skip Hop acquisition in fiscal 2017. Net accounts receivable at December 31, 2016 were $202.5 million compared to $207.6 million at January 2, 2016. The decrease of $5.1 million, or 2.5%, as compared to January 2, 2016 was primarily due to the timing of payments from wholesale customers, partially offset by higher net sales in fiscal 2016.

Inventories at December 30, 2017 were $548.7 million compared to $487.6 million at December 31, 2016. The increase of $61.1 million, or 12.5%, compared to December 31, 2016, primarily acquisitions and business growth. Inventories at December 31, 2016 were $487.6 million compared to $469.9 million at January 2, 2016. The increase of $17.7 million, or 3.8%, compared to January 2, 2016, primarily reflected business growth and timing of inventory purchases.

CASH FLOW

Net cash provided by operating activities for fiscal 2017 was $329.6 million compared to net cash provided by operating activities of $369.2 million in fiscal 2016. The decrease in operating cash flow primarily reflected unfavorable changes in working capital in fiscal 2017. The timing of payments and receipts in the normal course of business can impact our working capital.

Net cash provided by operating activities for fiscal 2016 was $369.2 million compared to net cash provided by operating activities of $308.0 million in fiscal 2015. This increase in operating cash flow for fiscal 2016 primarily reflected an increase in net income and favorable changes in working capital.

Net cash used in investing activities was approximately $227.9 million in fiscal 2017, compared to net cash used of approximately $88.3 million in fiscal 2016. In fiscal 2017, our cash used for investing activities included $158.5 million, net of cash acquired, for business acquisitions. Our capital expenditures were approximately $69.5 million, including $42.5 million for our U.S. and international retail store openings and remodelings, $11.5 million for information technology initiatives, $8.8 million for our Braselton, Georgia distribution facility, and $1.1 million for wholesale fixtures.

Our capital expenditures were approximately $88.6 million in fiscal 2016, compared to $103.5 million in fiscal 2015. Expenditures in fiscal 2016 primarily reflected expenditures of $55.5 million for our U.S. and international retail store openings and remodelings, $20.0 million for information technology initiatives, $4.2 million for our Braselton, Georgia distribution facility, and $2.2 million for wholesale fixtures.

We plan to invest approximately $115 million in capital expenditures in fiscal 2018, primarily for U.S. and international retail store openings and remodelings, information technology initiatives, and distribution facilities.

Net cash used in financing activities was $223.1 million in fiscal 2017 compared to $363.5 million in fiscal 2016. This decrease in cash used for financing activities in fiscal 2017 reflected fewer repurchases of our common stock, partially offset by

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

an increase in net borrowings under our amended revolving credit facility and higher cash dividends paid to stockholders in fiscal 2017.

Net cash used in financing activities was $363.5 million in fiscal 2016 compared to $162.0 million in fiscal 2015. This increase in cash used for financing activities in fiscal 2016 reflected an increase in repurchases of our common stock and an increase in cash dividend payments to our shareholders.

AMENDED AND RESTATED CREDIT FACILITY
On August 25, 2017, our wholly-owned subsidiary, The William Carter Company ("TWCC"), amended and restated the terms of its existing $500 million revolving credit facility pursuant to a fourth amended and restated credit agreement to provide for a $750 million revolving credit facility.
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
Under the secured credit facility, TWCC and its domestic subsidiaries have granted to the collateral agent, for the benefit of the lenders, valid and perfected first priority security interests in substantially all of their present and future assets, excluding certain customary exceptions, and guarantee the obligations of the borrowers. In addition, The Genuine Canadian Corp., as Canadian borrower, and Carter’s Holdings B.V., as Dutch borrower, have each guaranteed the obligations of the other.
Our secured revolving credit facility matures August 25, 2022.
As of December 30, 2017, we had $221.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of December 30, 2017, approximately $524.5 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of December 30, 2017 were 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to0.875%).
As of December 30, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a borrowing rate of 2.93%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.
As of December 30, 2017, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES
As of December 30, 2017, TWCC had $400 million principal amount of senior notes outstanding, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400 million outstanding is reported net of $3.7 million and $4.6 million of unamortized issuance-related debt costs at December 30, 2017 and December 31, 2016, respectively.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.
On and after August 15, 2017, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as a percentage of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

redemption price applicable where the redemption occurs during the 12-month period beginning on August 15 of each of the years indicated as follows: 2017, 102.63%; 2018, 101.31%; and 2019 and thereafter, 100.00%.

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

SHARE REPURCHASES

On February 24, 2016, our Board of Directors authorized an additional $500 million of share repurchases, for total authorizations of amounts up to $1,462.5 million. On February 22, 2018, our Board of Directors authorized $500 million for a new share repurchase program.

Open-market repurchases of our common stock during fiscal years 2017, 2016 and 2015 were as follows:

	Fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Number of shares repurchased	2,103,401	3,049,381	1,154,288
Aggregate cost of shares repurchased (dollars in thousands)	$188.762	$300,445	$110,290
Average price per share	$89.74	$98.53	$95.55

In addition to the open-market repurchases completed in fiscal years 2017, 2016, and 2015, open-market repurchases totaling $277.4 million were made in fiscal years prior to 2015. Total remaining capacity under the repurchase authorizations as of December 30, 2017 was approximately $85.6 million.

Future share repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at our discretion depending on market conditions, share price, other investment priorities, and other factors. Our share repurchase authorizations have no expiration dates.

DIVIDENDS

Our Board of Directors authorized quarterly cash dividends of $0.37 per share in each quarter of fiscal 2017, and cash dividends of $0.33 per share in each quarter of fiscal 2016. The dividends were paid during the fiscal quarter in which they were declared.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On February 22, 2018, our Board of Directors authorized a quarterly cash dividend payment of $0.45 per common share, payable on March 23, 2018 to shareholders of record at the close of business on March 12, 2018.

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

COMMITMENTS

The following table summarizes as of December 30, 2017, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$—	$—	$—	$400,000	$221,000	$—	$621,000
Interest on debt (a)	27,541	27,541	28,012	21,071	4,259	—	108,424
Operating leases	168,719	154,866	139,016	124,102	108,029	322,473	1,017,205
Other	535	231	231	231	231	211	1,670
Total financial obligations	196,795	182,638	167,259	545,404	333,519	322,684	1,748,299
Letters of credit	4,518	—	—	—	—	—	4,518
Total financial obligations and commitments (b) (c)	$201,313	$182,638	$167,259	$545,404	$333,519	$322,684	$1,752,817

(a) Reflects: i) estimated variable rate interest on obligations outstanding on our secured revolving credit facility as of December 30, 2017 using an interest rate of 2.93% and ii) a fixed interest rate of 5.25% for the senior notes.

(b) The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(c) The table above excludes purchase obligations. Our estimate as of December 30, 2017 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $300 million and $400 million.

(d) The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of December 30, 2017 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Item 8 "Financial Statements and Supplementary Data” under Note 10, Employee Benefit Plans, to the consolidated financial statements.

OFF-BALANCE SHEET OBLIGATIONS

We do not maintain off-balance sheet arrangements, transaction, obligations, or other relationships with unconsolidated entities except for those that are made in the normal course of our business and included in our commitments table presented above.

LIQUIDITY OUTLOOK

Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our secured revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard. Additionally, we believe that we have access to the capital markets as needed to fund our liquidity needs.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On December 22, 2017, the United States enacted tax legislation known as the Tax Cuts and Jobs Act of 2017.  This tax legislation is expected to have an impact on our uses of liquidity beginning in 2018, including an expected reduction in the amount of cash that we use to pay income taxes in the United States.  In addition, it is anticipated that this legislation will reduce the tax costs of repatriating foreign cash to the United States, and we expect to repatriate portions of our foreign cash balances to the United States beginning in fiscal 2018.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE ALLOWANCE

Our revenues, which are reported as Net sales, consist of sales to customers, net of returns, discounts, chargebacks, and cooperative advertising. We consider revenue realized or realizable and earned when the product has been shipped, when title passes, when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.

We record cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements of approximately $3.1 million for fiscal 2017, $3.7 million for fiscal 2016, and $3.9 million for fiscal 2015 as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.

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

INVENTORY

Our inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans.  Rebates, discounts and other cash consideration received from a vendor

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Based upon our most recent assessment, performed as of December 30, 2017, there were no impairments in the values of goodwill or indefinite-lived tradename assets and no reporting units were at risk for impairment.

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

For current and deferred tax provisions, ASC 740 requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. For recent tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") enacted on December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permits us to calculate and recognize provisional tax estimates for our fourth quarter of fiscal 2017 for the accounting related to the enactment of the 2017 Act. Any subsequent adjustments to the provisional estimates will be reflected in our income tax provisions/benefits during one or more periods in fiscal 2018. Additional information is contained in Item 8 "Financial Statements and Supplementary Data” under Note 11, Income Taxes, to the consolidated financial statements.

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

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in our Canadian and Mexican businesses. As part of a hedging strategy, we may use foreign currency forward exchange contracts that typically have maturities of less than 12 months and provide continuing coverage throughout the hedging period. These contracts are not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts are recorded in our consolidated statement of

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to any open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values for open contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates), classified as Level 2 within the fair value hierarchy. At December 30, 2017, our unsettled foreign currency forward contracts were not material.

EMPLOYEE BENEFIT PLANS

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

The most significant assumption used to determine the Company's projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8 "Financial Statements and Supplementary Data” under Note 10, Employee Benefit Plans, to the consolidated financial statements.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the requisite service period, we recognize a deferred income tax benefit for the expense recognized for U.S. GAAP. At time of subsequent vest, exercise, forfeiture, or expiration of an award, the difference between our actual income tax deduction, if any, and the previously accrued income tax benefit is recognized in our income tax expense/benefit during the current period.

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

Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in fiscal 2017, compared to fiscal 2016, positively affected our International segment's net sales by approximately $6.6 million.

Fluctuations in exchange rates between the U.S. dollar and other currencies may affect our results of operations, financial position, and cash flows. Transactions by our foreign subsidiaries may be denominated in a currency other than the entity’s functional currency. Foreign currency transaction gains and losses also include the impact of noncurrent intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within other expense, net.

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases for our Canadian and Mexican operations. As part of this hedging strategy, we have used foreign currency forward exchange contracts with maturities of less than 12 months to provide coverage throughout the hedging period.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings for the fiscal year ended December 30, 2017 were $252.9 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost for fiscal 2017 by approximately $2.5 million.

OTHER RISKS

We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carter’s, Inc. and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents for deferred income taxes in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Skip Hop and Carter’s Mexico from its assessment of internal control over financial reporting as of December 30, 2017 because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Skip Hop and Carter’s Mexico from our audit of internal control over financial reporting. Skip Hop and Carter’s Mexico are wholly-owned subsidiaries whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2018

We have served as the Company’s auditor since at least 1968. We have not determined the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$178,494	$299,358
Accounts receivable, net	240,561	202,471
Finished goods inventories	548,722	487,591
Prepaid expenses and other current assets	49,892	32,180
Deferred income taxes	—	35,486
Total current assets	1,017,669	1,057,086
Property, plant, and equipment, net	377,924	385,874
Tradenames, net	365,551	308,928
Goodwill	230,424	176,009
Customer relationships, net	47,996	—
Other assets	28,435	18,700
Total assets	$2,067,999	$1,946,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182,114	$158,432
Other current liabilities	146,510	119,177
Total current liabilities	328,624	277,609

Long-term debt, net	617,306	580,376
Deferred income taxes	84,848	130,656
Other long-term liabilities	180,128	169,832
Total liabilities	1,210,906	1,158,473

Commitments and contingencies - Note 17

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 30, 2017 and December 31, 2016	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 47,178,346 and 48,948,670 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	472	489
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(29,093)	(34,740)
Retained earnings	885,714	822,375
Total stockholders’ equity	857,093	788,124
Total liabilities and stockholders’ equity	$2,067,999	$1,946,597

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales	$3,400,410	$3,199,184	$3,013,879
Cost of goods sold	1,917,096	1,820,035	1,755,855
Gross profit	1,483,314	1,379,149	1,258,024
Selling, general, and administrative expenses	1,106,927	995,406	909,233
Royalty income	(43,181)	(42,815)	(44,066)
Operating income	419,568	426,558	392,857
Interest expense	30,044	27,044	27,031
Interest income	(345)	(563)	(500)
Other (income) expense, net	(1,163)	4,007	(1,862)
Income before income taxes	391,032	396,070	368,188
Provision for income taxes	88,268	137,964	130,366
Net income	$302,764	$258,106	$237,822

Basic net income per common share	$6.31	$5.13	$4.55
Diluted net income per common share	$6.24	$5.08	$4.50
Dividend declared and paid per common share	$1.48	$1.32	$0.88

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$302,764	$258,106	$237,822
Other comprehensive income:
Unrealized (loss) gain on OshKosh defined benefit plan, net of tax of $140, $400, ($470) for the fiscal years 2017, 2016, and 2015, respectively	(430)	(666)	803
Unrealized gain (loss) on Carter's post-retirement benefit obligation, net of (tax) or tax benefit of $70, ($200), ($30) for fiscal years 2017, 2016, and 2015, respectively	(262)	331	56
Foreign currency translation adjustments	6,339	1,962	(14,189)
Total other comprehensive income	5,647	1,627	(13,330)
Comprehensive income	$308,411	$259,733	$224,492

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$302,764	$258,106	$237,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,796	71,522	61,982
Amortization of intangible assets	2,616	1,919	6,417
Adjustment and accretion of contingent considerations	(3,600)	—	809
Amortization of debt issuance costs	1,572	1,461	1,603
Non-cash stock-based compensation expense	17,549	16,847	17,029
Unrealized foreign currency exchange (gain) loss, net	(624)	33	4
Income tax benefit from stock-based compensation	—	(4,800)	(8,839)
Loss on disposal of property, plant, and equipment	1,572	1,167	870
Deferred income taxes	(54,892)	1,294	8,657
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(18,046)	5,041	(23,837)
Inventories	(20,922)	(17,482)	(34,352)
Prepaid expenses and other assets	(21,339)	2,060	(3,496)
Accounts payable and other liabilities	41,175	32,061	43,318
Net cash provided by operating activities	329,621	369,229	307,987
Cash flows from investing activities:
Capital expenditures	(69,473)	(88,556)	(103,497)
Acquisitions of businesses, net of cash acquired	(158,457)	—	—
Disposals of property, plant, and equipment	15	216	72
Net cash used in investing activities	(227,915)	(88,340)	(103,425)
Cash flows from financing activities:
Payments of debt issuance costs	(2,119)	—	(1,628)
Borrowings under secured revolving credit facility	200,000	—	205,586
Payments on secured revolving credit facility	(163,965)	—	(205,237)
Repurchases of common stock	(188,762)	(300,445)	(110,290)
Payment of contingent consideration	—	—	(7,572)
Dividends paid	(70,914)	(66,355)	(46,028)
Income tax benefit from stock-based compensation	—	4,800	8,839
Withholdings of taxes from vesting of restricted stock	(5,753)	(8,673)	(12,651)
Proceeds from exercises of stock options	8,438	7,166	6,976
Net cash used in financing activities	(223,075)	(363,507)	(162,005)
Net effect of exchange rate changes on cash	505	767	(1,986)
Net (decrease) increase in cash and cash equivalents	(120,864)	(81,851)	40,571
Cash and cash equivalents, beginning of fiscal year	299,358	381,209	340,638
Cash and cash equivalents, end of fiscal year	$178,494	$299,358	$381,209

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at January 3, 2015	52,712,193	$527	$—	$(23,037)	$809,194	$786,684
Income tax benefit from stock-based compensation	—	—	8,839	—	—	8,839
Exercise of stock options	214,420	2	6,974	—	—	6,976
Withholdings from vesting of restricted stock	(147,339)	(1)	(12,650)	—	—	(12,651)
Restricted stock activity	128,390	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,934	—	—	15,934
Issuance of common stock	10,933	—	1,095	—	—	1,095
Repurchase of common stock	(1,154,288)	(11)	(20,191)	—	(90,088)	(110,290)
Cash dividends declared and paid	—	—	—	—	(46,028)	(46,028)
Comprehensive income	—	—	—	(13,330)	237,822	224,492
Balance at January 2, 2016	51,764,309	$518	$—	$(36,367)	$910,900	$875,051
Income tax benefit from stock-based compensation	—	—	4,800	—	—	4,800
Exercise of stock options	160,200	2	7,164	—	—	7,166
Withholdings from vesting of restricted stock	(91,629)	(1)	(8,672)	—	—	(8,673)
Restricted stock activity	152,413	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,662	—	—	15,662
Issuance of common stock	12,758	—	1,185	—	—	1,185
Repurchases of common stock	(3,049,381)	(31)	(20,138)	—	(280,276)	(300,445)
Cash dividends declared and paid	—	—	—	—	(66,355)	(66,355)
Comprehensive income	—	—	—	1,627	258,106	259,733
Balance at December 31, 2016	48,948,670	$489	$—	$(34,740)	$822,375	$788,124
Exercise of stock options	240,850	2	8,436	—	—	8,438
Withholdings from vesting of restricted stock	(67,546)	(1)	(5,752)	—	—	(5,753)
Restricted stock activity	145,913	2	(2)	—	—	—
Stock-based compensation expense	—	—	16,378	—	—	16,378
Issuance of common stock	13,860	1	1,170	—	—	1,171
Repurchases of common stock	(2,103,401)	(21)	(20,230)	—	(168,511)	(188,762)
Cash dividends declared and paid	—	—	—	—	(70,914)	(70,914)
Comprehensive income	—	—	—	5,647	302,764	308,411
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$885,714	$857,093

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies. As of December 30, 2017, the Company operated 1,050 retail stores in North America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR

The Company's fiscal year ends on the Saturday in December or January nearest the last day of December, resulting in an additional week of results every five or six fiscal years. Fiscal 2017, which ended on December 30, 2017, fiscal 2016, which ended on December 31, 2016, and fiscal 2015, which ended on January 2, 2016, all contained 52 weeks.

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

Foreign Currency Contracts

As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, the Company may use foreign

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in its Canadian and Mexican operations. As part of this hedging strategy, the Company may use foreign currency forward exchange contracts with maturities of less than 12 months to provide continuing coverage throughout the hedging period. Historically, these contracts were not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts have been recorded in Other (income) expense, net in the Company's consolidated statement of operations. Such foreign currency gains and losses typically include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. The fair values of any unsettled currency contracts are included in other current assets or other current liabilities on the Company's consolidated balance sheet. On the consolidated statement of cash flows, the Company includes all activity, including cash settlement of any contracts, as a component of cash flows from operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposit accounts and cash management funds invested in U. S. government instruments. These investments are stated at cost, which approximates fair value. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions; these amounts typically settle in less than five days.

Concentration of cash deposits risk

As of December 30, 2017, the Company had approximately $178.5 million of cash and cash equivalents in major financial institutions, including approximately $39.0 million in financial institutions located outside of the United States. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies.

ACCOUNTS RECEIVABLE
The components of accounts receivable, net, as of December 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	December 30, 2017	December 31, 2016
Trade receivables from wholesale customers, net	$229,968	$182,195
Royalties receivable	9,818	9,218
Tenant allowances and other receivables	14,511	19,810
Total gross receivables	$254,297	$211,223
Less:
Wholesale accounts receivable reserves	(13,736)	(8,752)
Accounts receivable, net	$240,561	$202,471

Concentration of credit risk

In fiscal 2017, 2016, and 2015, no one customer accounted for 10% or more of the Company's consolidated net sales.

At December 30, 2017, two wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these two wholesale customers in the aggregate equaled approximately 28% of total gross trade receivables outstanding. At December 31, 2016, two wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these two wholesale customers in the aggregate equaled approximately 30% of total gross accounts receivable outstanding.

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

INVENTORIES

Inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans. Rebates, discounts, and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.

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

INTERNAL-USE SOFTWARE

The Company purchases software licenses from external vendors and also develops software internally using Company employees and consultants. Software license costs, including certain costs to internally develop software, that meet the applicable criteria are capitalized while all other costs are expensed as incurred. Capitalized software is depreciated or amortized on the straight-line method over its estimated useful lives, from 3 to 10 years. If a software application does not include a purchased license for the software, such as a cloud-based software application, the arrangement is accounted for as a service contract.

GOODWILL AND OTHER INTANGIBLE ASSETS

Annual impairment reviews

The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year.  Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of future cash flows, discount rates, and, in the case of tradenames,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

royalty rates. Based upon the Company's most recent assessment, performed as of December 30, 2017, there were no impairments in the values of goodwill or indefinite-lived tradename assets and no reporting units were at risk of an impairment.

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

DEFERRED DEBT ISSUANCE COSTS

Debt issuance costs associated with the Company's secured revolving credit facility and senior term notes are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company's senior notes are presented on the Company's consolidated balance sheet as a direct reduction in the carrying value of the associated debt liability. Fees paid to lenders by the Company to obtain its secured revolving credit facility are included within Other assets on the Company's consolidated balance sheet and classified as either current or non-current based on the expiration date of the credit facility.

FAIR VALUE MEASUREMENTS

The fair value framework requires the Company to categorize certain assets and liabilities into three levels, based upon the assumptions used to price those assets or liabilities. The three levels are defined as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3:	Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

The Company measures its pension assets, deferred compensation plan investment assets, and any unsettled foreign currency forward contracts at fair value. The Company's cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value.

The carrying values of the Company’s outstanding borrowings are not required to be remeasured and adjusted to the then-current fair values at the end of each reporting period. Instead, the fair values of the Company's outstanding borrowings are disclosed at the end of each reporting period in Note 7, Long-Term Debt, to the consolidated financial statements. Had the Company been required to remeasure and adjust the carrying values of its outstanding borrowings to fair value at the end of each reporting period, such fair value measurements would have been disclosed as a Level 2 liability in the fair value hierarchy.

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

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $3.1 million for fiscal 2017, $3.7 million for fiscal 2016, and $3.9 million for fiscal 2015 as a component of Selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales.

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

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

Shipping costs consist of payments to third-party shippers and handling costs, which consist of labor costs, shipping supplies, and certain distribution overhead. Such costs for our domestic and international wholesale businesses totaled $71.3 million, $66.4 million, and $67.2 million for fiscal years 2017, 2016, and 2015, respectively. Such costs for our domestic and international retail businesses totaled $102.2 million, $87.3 million, $75.4 million for fiscal years 2017, 2016, and 2015, respectively. The Company recognizes shipping and handling costs in the "Selling, general, and administrative expenses" line on its consolidated statements of operations.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME FROM ROYALTIES AND LICENSE FEES

The Company licenses the Carter's, Just One You, Precious Firsts, Child of Mine, Simple Joys, OshKosh B'gosh, OshKosh, Baby B'gosh, and Genuine Kids from OshKosh trademarks to other companies for use on baby and young children's products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, hair accessories, furniture, and related products. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income in the statements of operations.

ADVERTISING EXPENSES

Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine costs and eCommerce site banners, are expensed when the advertising event takes place.

STOCK-BASED COMPENSATION ARRANGEMENTS

The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period, net of estimated forfeitures. During the requisite service period, the Company also recognizes a deferred income tax benefit for the expense recognized for U.S. GAAP. At time of subsequent vesting, exercise, forfeiture, or expiration of an award, the difference between the Company's actual income tax deduction, if any, and the previously accrued income tax benefit is recognized in income tax expense/benefit during the current period.

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

INCOME TAXES

The accompanying consolidated financial statements reflect current and deferred tax provisions, in accordance with ASC 740, Income Taxes. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is "more likely than not" that a deferred tax asset will not be recovered. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

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

For current and deferred tax provisions, ASC 740 requires an entity to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. Recent tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") were enacted in the United States on December 22, 2017. The 2017 Act, among other things, reduces the United States federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax ("toll tax") on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. For the 2017 Act, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permits the Company to calculate and recognize provisional estimates during the period of enactment (fourth quarter of fiscal 2017) for the accounting of the 2017 Act. Any subsequent adjustments to provisional estimates will be reflected in the Company's income tax provisions/benefits during one or more periods in fiscal 2018. See Note 11, Income Taxes, to the consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid in cash approximated $28.3 million, $25.4 million, and $25.1 million for fiscal years 2017, 2016, and 2015, respectively. Income taxes paid in cash approximated $132.9 million, $120.6 million and $108.4 million for fiscal years 2017, 2016, and 2015, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additions to property, plant and equipment of approximately $1.9 million, $2.6 million, and $6.1 million were excluded from capital expenditures on the Company's consolidated statements of cash flows for fiscal years 2017, 2016, and 2015, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.

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

OPEN MARKET REPURCHASES OF COMMON STOCK

Shares of the Company's common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2017, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.

EMPLOYEE BENEFIT PLANS

The Company has several defined benefit plans. Various actuarial methods and assumptions are used in determining net pension and post-retirement costs and obligations. Key assumptions include the discount rate used to determine the present value of future benefits and the expected long-term rate of return on plan assets. The over-funded or under-funded status of the defined benefit plans is recorded as an asset or liability on the consolidated balance sheet. The gains or losses that arise during the period are recognized as a component of comprehensive income, net of tax. These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statements of operations. Under the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, the Company is permitted to use December 31 of each year, as opposed to the Company's last day of each fiscal year, as an alternate measurement date for its defined benefit plans.

FACILITY CLOSURE AND SEVERANCE COSTS

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

Adopted in Fiscal 2017

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

Consolidated Statement of Operations - ASU 2016-09 imposes a new requirement to record all of the excess income tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to settlement date) related to share-based payments at settlement through the statement of operations instead of the former requirement to record income tax benefits in excess of compensation cost ("windfalls") in equity, and income tax deficiencies ("shortfalls") in equity to the extent of previous windfalls, and then to operations. This change is required to be applied prospectively upon adoption of ASU 2016-09 to all excess income tax benefits and deficiencies resulting from settlements of share-based payments after the date of adoption. For fiscal 2017, the Company’s provision for income taxes on its consolidated statement of operations includes a benefit of approximately $5.3 million, related to net excess income tax benefits for settlements of share-based payments during the period. For fiscal 2016, the Company recognized net excess income tax benefits of approximately $4.8 million, for share-based payments settled during the period. These net tax benefits for fiscal 2016 were recorded directly to the Company’s consolidated statement of stockholders’ equity and have not been reclassified to the Company’s consolidated statement of operations, in accordance with adoption and transition provisions of ASU 2016-09.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

To Be Adopted After Fiscal 2017

Revenue Recognition (ASC 606)

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), was effective for the Company at the beginning of its fiscal 2018. ASC 606 clarifies the principles for recognizing revenue and is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Beginning in the first quarter of fiscal 2018, the Company applied the provisions of ASC 606 retrospectively to each prior reporting period presented for fiscal 2017 and fiscal 2016. For all periods prior to fiscal 2016, the adoption of ASC 606 is reported as an adjustment to opening retained earnings at the beginning of fiscal 2016 for approximately $0.6 million. The adoption of ASC 606, including any of the policy elections required or permitted by ASC 606, had no material effect on the Company's consolidated financial position, results of operations, cash flows, processes, systems, or controls.

Leases (ASU 2016-02)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases ("ASC 842"). Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard will be effective for the Company at the beginning of fiscal 2019,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including interim periods within the year of adoption. The new standard requires a modified retrospective basis, and early adoption is permitted. The Company is still evaluating the potential effects of ASC 842. However, based on the Company's lease obligations, the adoption of ASC 842 will require the Company to recognize material assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – BUSINESS ACQUISITIONS

The Company completed two separate business acquisitions, "Skip Hop" and "Carter's Mexico," during fiscal 2017. Each acquisition was deemed to be the acquisition of a business under the provisions of Accounting Standards Codification ("ASC") No. 805, Business Combinations.

Based on their purchase prices and pre-acquisition operating results and assets, neither of the businesses acquired in fiscal 2017 met the materiality requirements for preparation and presentation of pro forma financial information, either individually or in the aggregate.

Acquisition of Mexican Licensee

On August 1, 2017, the Company, through certain of its wholly-owned subsidiaries, acquired the outstanding equity of the Company's licensee in Mexico and a related entity (collectively "Carter's Mexico"). Both entities are incorporated under Mexican law. Prior to the acquisition, Carter's Mexico was primarily a licensee and wholesale customer of the Company. Through this acquisition, the Company obtained a network of retail stores in Mexico and control of wholesale business relationships in Mexico. The acquisition is expected to strengthen the Company's operations in Mexico and further increase its overall market share in the North American market for children's apparel and accessories. Upon acquisition, Carter's Mexico became part of the Company's International operating and reportable segment. At the acquisition date, all of the goodwill from the Carter's Mexico acquisition was assigned to the International reportable segment.

The Company's consolidated financial statements reflect the consolidation of the financial position, results of operations and cash flows of Carter's Mexico beginning August 1, 2017.

The measurement period, as defined under the provisions of ASC 805, is still open for this acquisition. Adjustments related to a working capital settlement, settlements of certain pre-acquisition tax matters, and the finalizations of fair value estimates for certain assets and liabilities may be made. Included among the assets acquired, and the preliminary fair values assigned to them as of December 30, 2017, were inventories of approximately $8.3 million, a customer relationships intangible asset of approximately $3.5 million, and goodwill of approximately $6.2 million. In addition, the Company paid approximately $1.4 million in acquisition-related costs during fiscal 2017 for Carter's Mexico.

Acquisition of Skip Hop

Carter's, Inc.'s wholly-owned subsidiary, The William Carter Company ("TWCC"), acquired 100% of the voting equity interests of privately-owned Skip Hop Holdings, Inc. and subsidiaries ("Skip Hop") after the close of business on February 22, 2017. The Company's consolidated financial statements and accompanying notes include Skip Hop results beginning on February 23, 2017. The acquisition expanded the Company’s product offerings to include complementary essential core products for families with young children. The Skip Hop branded product line includes diaper bags, kid’s backpacks, travel accessories, home gear, and hardline goods for playtime, mealtime, and bath time. Skip Hop branded products are now sold through the Company's wholesale, retail store, and eCommerce channels. At acquisition date, Skip Hop's goodwill was assigned to reportable segments as follows: 62% to U.S. Wholesale, 34% to International, and 4% to U.S. Retail.

The measurement period is no longer open for the Skip Hop acquisition.

During fiscal 2017, Skip Hop branded products contributed approximately $96.3 million to the Company's consolidated net sales. The Company paid approximately $2.0 million and $2.4 million in acquisition-related costs for Skip Hop in fiscal 2017 and fiscal 2016, respectively.

Assets acquired and liabilities assumed, including all measurement period adjustments, were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)

Assets acquired:
Current assets, including cash acquired of $0.8 million	$50.0
Goodwill *	46.0
Tradename	56.8
Customer relationships	47.3
Other non-current assets	3.9
Total assets acquired	$204.0

Liabilities assumed:
Current liabilities	$20.8
Deferred income tax liabilities	36.3
Total liabilities assumed	$57.1
.
Net assets acquired	$146.9
Less cash acquired at acquisition	$(0.8)
Less estimated contingent consideration (1)	$(3.6)
Net purchase price (2)	$142.5

* Not deductible for income taxes

(1) This amount represented the estimated fair value of the contingent earn out liability based on facts and circumstances known and existing on acquisition date concerning the expected achievement of certain financial performance targets for fiscal 2017 as described in the stock purchase agreement. Facts and circumstances that occurred subsequent to the acquisition during fiscal 2017 indicated that this contingent earn out arrangement would not be achieved, and therefore approximately $3.6 million was credited to the Company's earnings during the third quarter of fiscal 2017. This credit has no related income tax provision and has been classified entirely as a credit to corporate Selling, General & Administrative (SG&A) expenses.

(2) Reflects a working capital settlement of approximately $1.3 million.

For both business acquisitions made in fiscal 2017, the fair value of customer relationships was based on the excess earnings method while the fair value of tradenames was based on the relief from royalty method. The categorization of the fair value framework used for these methods are considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value.

The goodwill represents the intangible assets that do not qualify for separate recognition and is primarily the result of expected synergies, vertical integration as a market for selling inventory, and the acquired workforce. Goodwill related to acquisitions made in fiscal 2017 is generally not deductible by the Company for income tax purposes.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consists of the following:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands)	December 30, 2017	December 31, 2016
Fixtures, equipment, computer hardware and software	$430,156	$398,536
Land, building, and leasehold improvements	336,981	305,844
Marketing fixtures	7,602	7,015
Construction in progress	7,358	20,386
	782,097	731,781
Accumulated depreciation and amortization	(404,173)	(345,907)
Total	$377,924	$385,874

Depreciation and amortization expense related to property, plant, and equipment was approximately $81.8 million, $71.5 million, and $62.0 million for fiscal years 2017, 2016, and 2015, respectively.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill and other intangible assets at the end of the fiscal year:

		December 30, 2017			December 31, 2016
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter’s goodwill (1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada goodwill (2)	Indefinite	42,223	—	42,223	39,439	—	39,439
Skip Hop goodwill (3)	Indefinite	45,997	—	45,997	—	—	—
Carter's Mexico goodwill (4)	Indefinite	5,634	—	5,634	—	—	—
Total goodwill		$230,424	$—	$230,424	$176,009	$—	$176,009

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800	—	—	—
Finite-life tradenames (5)	2 - 20 years	3,550	532	3,018	42,005	38,810	3,195
Total tradenames, net		$366,083	$532	$365,551	$347,738	$38,810	$308,928

Skip Hop customer relationships	15 years	$47,300	$2,304	$44,996	$—	$—	$—
Carter's Mexico customer relationships	10 years	3,135	135	3,000	—	—	—
Total customer relationships, net		$50,435	$2,439	$47,996	$—	$—	$—

(1)	$45.9 million is assigned to the U.S. Wholesale segment, $82.0 million is assigned to the U.S. Retail segment, and $8.6 million is assigned to the International segment.

(2)	Goodwill for Canada (Bonnie Togs) is assigned to the International segment.

(3)	$28.6 million is assigned to the U.S. Wholesale segment, $15.5 million is assigned to the International segment, and $1.9 million is assigned to the U.S. Retail segment.

(4)	Goodwill for Carter's Mexico is assigned to the International segment.

(5)
Relates to the acquisition of rights to the Carter's brand in Chile in December 2014. The Company acquired these rights in order to freely operate in Chile by offering products and service under the Carter's brand. Amounts at December 31, 2016 also include the former Bonnie Togs (Canada) tradename and the H.W. Carter & Sons brands, which are all fully amortized.

Changes in the carrying values between comparative periods for goodwill related to the Company's 2011 acquisition of its Canadian business (Bonnie Togs) were due to fluctuations in the foreign currency exchange rates between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company's consolidated financial statements. The changes in the carrying values of customer relationships and tradename intangible assets for Skip Hop and Carter's Mexico,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including the related accumulated amortization, that were not attributable to amortization expense was also impacted by foreign currency exchange rate fluctuations.

Amortization expense for intangible assets subject to amortization was approximately $2.6 million, $1.9 million, and $6.4 million for fiscal years 2017, 2016, and 2015, respectively. Future amortization expense is estimated to be approximately $3.7 million for each of the next five fiscal years.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustments	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at January 3, 2015	$(8,988)	$1,348	$(15,397)	$(23,037)
Fiscal year 2015 change	803	56	(14,189)	(13,330)
Balance at January 2, 2016	(8,185)	1,404	(29,586)	(36,367)
Fiscal year 2016 change	(666)	331	1,962	1,627
Balance at December 31, 2016	(8,851)	1,735	(27,624)	(34,740)
Fiscal year 2017 change	(430)	(262)	6,339	5,647
Balance at December 30, 2017	$(9,281)	$1,473	$(21,285)	$(29,093)

As of December 30, 2017 and December 31, 2016, the cumulative pension liability adjustments were, net of tax effect, $5.3 million and $5.2 million, respectively. As of December 30, 2017 and December 31, 2016, the cumulative post-retirement liability adjustments were, net of tax effect, approximately $1.0 million for both years.

For the fiscal years ended December 30, 2017 and December 31, 2016, amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company's defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 10, Employee Benefit Plans, to the consolidated financial statements.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	December 30, 2017	December 31, 2016
Senior notes at amounts repayable	$400,000	$400,000
Less: unamortized issuance-related costs for senior notes	(3,694)	(4,601)
Senior notes, net	$396,306	$395,399
Secured revolving credit facility	221,000	184,977
Total long-term debt, net	$617,306	$580,376

SENIOR NOTES

During fiscal 2013, the Company's 100% owned subsidiary, TWCC issued $400 million principal amount of senior notes (the "senior notes") at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of December 30, 2017. At issuance, TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees and other related fees. Approximately $7.0 million, including both bank

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter's, Inc. and all guarantees are joint, several and unconditional.

On and after August 15, 2017, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price is applicable when the redemption occurs during the twelve-month period beginning on August 15 of each of the years indicated is as follows:

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

SECURED REVOLVING CREDIT FACILITY

On October 15, 2010, The William Carter Company ("TWCC"), a wholly-owned subsidiary of the Company, entered into a $375 million ($130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) secured revolving credit facility with a syndicate of lenders.

On December 22, 2011, TWCC amended and restated the secured revolving credit facility to, among other things, provide a U.S. dollar secured revolving facility of $340 million (including a $130 million sub-limit for letters of credit and a swing line sub-limit of $40 million) and a $35 million multicurrency secured revolving facility (including a $15 million sub-limit for letters of credit and a swing line sub-limit of $5 million), which was available for borrowings by either TWCC or its Canadian subsidiary, in U.S. dollars or Canadian dollars.

On August 31, 2012, TWCC and the lenders amended and restated the secured revolving credit facility to, among other things, improve interest rates applicable to pricing, extend the maturity of the facility, and allow borrowings in currencies other than U.S. dollars or Canadian dollars subject to the consent of all multicurrency lenders. The aggregate principal amount of the facility remained unchanged at $375 million consisting of a $340 million U.S. dollar secured revolving credit facility and a $35 million multicurrency secured revolving credit facility (although the sub-limit for U.S. dollar letters of credit was increased to $175 million).

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 16, 2015, TWCC and the lenders amended and restated the secured revolving credit facility to, among other things: (a) refinance the Company's existing credit facility in order to achieve better pricing terms and (b) provide additional liquidity to be used for ongoing working capital purposes and for general corporate purposes. The aggregate principal amount of the amended revolving credit facility was increased from $375 million to $500 million to provide for (a) a $400 million U.S. dollar revolving facility (including a $175 million sub-limit for letters of credit and a swing line sub-limit of $50 million) available for borrowings by TWCC and (b) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million), available for borrowing by TWCC and certain other subsidiaries of TWCC, in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. In connection with this amendment, the Company paid approximately $1.6 million in debt issuance costs in connection with the amended and restated secured revolving credit agreement in fiscal 2015.

On August 25, 2017, TWCC and the syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement.  This amendment to the secured revolving credit facility provides: (a) an extension of the term of the facility to August 25, 2022 and (b) an increase in the aggregate credit line to $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million. In addition, the secured revolving credit facility provides for incremental borrowing facilities up to $425 million, which are comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00. In connection with the amendment, the Company paid approximately $2.1 million in debt issuance costs. These newly-incurred debt issuance costs, together with existing unamortized debt issuance costs, are being amortized over the five-year remaining term of the secured revolving credit facility.

As of December 30, 2017, the Company had approximately $221.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of December 30, 2017, there was approximately $524.5 million available for future borrowing.

As of December 30, 2017, the interest rate margins applicable to the amended revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

At December 30, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which was 2.93% on that date. There were no Canadian borrowings outstanding on December 30, 2017.

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

The amended revolving credit facility also contains financial covenants. Specifically, TWCC and its subsidiaries will not (i) permit at the end of any four consecutive fiscal quarters the Lease Adjusted Leverage Ratio (defined as, with certain adjustments, the ratio of the Company's consolidated indebtedness plus six times rent expense, as defined, to consolidated net income before interest, taxes, depreciation, amortization, and rent expense ("EBITDAR")) to exceed 4.00:1.00 (provided, however, that if any "Material Acquisition" occurs and the Lease Adjusted Leverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition is less than 4.00:1.00, then the maximum Lease Adjusted Leverage Ratio may be increased to 4.50:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition occurs) or (ii) permit at the end of any four consecutive fiscal quarters the Consolidated Fixed Charge Coverage Ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)), for any such period to be less than 2.25:1.00 (provided, however, that if any Material Acquisition occurs and the Consolidated Fixed Charge Coverage Ratio on a pro forma basis giving effect to the consummation of the Material Acquisition is at least 2.25:1.00, then the minimum Consolidated Fixed Charge Coverage Ratio may be decreased to

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.00:1.00 for the fiscal quarter in which such Material Acquisition is consummated and the three fiscal quarters immediately following the fiscal quarter in which such Material Acquisition occurs).

The amended revolving credit facility also provides that certain covenants fall away and that the liens over the collateral securing each of the Company and certain subsidiaries' collective obligations are released following, among other things, the achievement of, and during the maintenance of, investment grade ratings by Moody's Investor Services, Inc. and Standard & Poor's Ratings Services.

As of December 30, 2017, the Company was in compliance with its financial debt covenants under the secured revolving credit facility.

NOTE 8 – COMMON STOCK

SHARE REPURCHASES

In fiscal years prior to 2015, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock in amounts up to $462.5 million. On both February 24, 2016 and February 22, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases, thereby authorizing repurchase amounts up to $1.46 billion.

Open-market repurchases of our common stock during fiscal years 2017, 2016 and 2015 were as follows:

	Fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Number of shares repurchased	2,103,401	3,049,381	1,154,288
Aggregate cost of shares repurchased (dollars in thousands)	$188,762	$300,445	$110,290
Average price per share	$89.74	$98.53	$95.55

In addition to the open-market repurchases completed in fiscal years 2017, 2016 and 2015, the Company completed additional open-market repurchases totaling approximately $277.4 million in fiscal year priors to 2015.

The total remaining capacity under the repurchase authorizations as of December 30, 2017 was $85.6 million.
Future share repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise.  The timing and amount of any repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.

DIVIDENDS

In fiscal 2017, the Company's Board of Directors declared and paid quarterly cash dividends of $0.37 per share during all four quarters. In fiscal 2016, the Company's Board of Directors paid quarterly cash dividends of $0.33 per share during all four quarters.

On February 22, 2018, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.45 per common share, payable on March 23, 2018 to shareholders of record at the close of business on March 12, 2018.

Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company’s ability to pay future cash dividends on or make future repurchases of its common stock, as further described in Note 7, Long-Term Debt, to the consolidated financial statements.

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

At the Company's May 13, 2011 shareholders' meeting, the shareholders approved an amendment to the Plan to (i) increase the maximum number of shares of stock available under the existing Plan by 3,725,000 shares from 12,053,392 shares to 15,778,392 shares and (ii) eliminate the Company's ability to grant cash awards and provide tax gross-ups under the Plan. The Plan was last approved for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, at the Company's May 11, 2016 Shareholders' meeting. As of December 30, 2017, there were 1,100,157 shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company's board of directors, executive officers and other key employees.

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

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Stock options	$4,244	$4,237	$4,350
Restricted stock:
Time-based awards	7,532	7,451	6,855
Performance-based awards	4,602	3,974	4,728
Stock awards	1,171	1,185	1,096
Total	$17,549	$16,847	$17,029

STOCK OPTIONS

Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.

Changes in the Company's stock options for the fiscal year ended December 30, 2017 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)

Outstanding, December 31, 2016	1,441,210	$52.70

Granted	338,356	$84.29
Exercised	(240,850)	$35.03
Forfeited	(40,828)	$83.99
Expired	(3,665)	$87.46
Outstanding, December 30, 2017	1,494,223	$61.76	5.87	$83,277

Vested and Expected to Vest, December 30, 2017	1,422,339	$60.53	5.72	$81,011
Exercisable, December 30, 2017	907,065	$46.77	4.19	$64,145

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intrinsic value of stock options exercised during the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 was approximately $14.9 million, $9.0 million, and $13.2 million, respectively. At December 30, 2017, there was approximately $7.7 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The table below presents the weighted-average assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	December 30, 2017	December 31, 2016	January 2, 2016
Expected volatility	26.20%	26.95%	31.65%
Risk-free interest rate	2.06%	1.33%	1.65%
Expected term (years)	6.0	6.0	6.0
Dividend yield	1.77%	1.45%	1.06%
Weighted average fair value of options granted	$19.57	$21.41	$24.59

RESTRICTED STOCK AWARDS

Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) or 2) a combination of continued service and performance targets (performance-based).

The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 30, 2017:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, December 31, 2016	405,699	$81.29
Granted	178,240	$84.11
Vested	(168,471)	$74.00
Forfeited	(17,620)	$83.92
Outstanding, December 30, 2017	397,848	$85.44

During fiscal 2016, a total of 218,335 shares of restricted stock vested with a weighted-average fair value of $62.98 per share. During fiscal 2015, a total of 352,396 shares of restricted stock vested with a weighted-average fair value of $43.20 per share. At December 30, 2017, there was approximately $17.9 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Time-based Restricted Stock Awards

Time-based restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period. During fiscal years 2017, 2016, and 2015, a total of 114,703 shares, 124,135 shares, and 148,396 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $76.58 per share, $65.80 per share, and $51.67 per share, respectively. At December 30, 2017, there was approximately $12.7 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.5 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2015	50,600	$82.40
2016	53,070	$90.66
2017	60,952	$83.84

During the fiscal year ended December 30, 2017, a total of 53,768 performance shares vested with a weighted-average fair value of $68.49 per share. As of December 30, 2017, a total of 158,994 performance shares were unvested with a weighted-average fair value of $85.60 per share. Vesting of these 158,994 performance shares is based on the performance targets for the shares granted in fiscal 2017, 2016, and 2015. As of December 30, 2017, there was approximately $5.2 million of unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The Company estimates that all of the performance targets will be fully achieved and is recognizing compensation cost ratably over the applicable performance periods based on estimated achievement at the end of each reporting period.

Stock Awards

Included in restricted stock awards are grants to non-management members of the Company's Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company's common stock. During fiscal years 2017, 2016, and 2015, such awards were as follows:

	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2015	10,933	$100.21	$1,095
2016	12,758	$101.10	$1,290
2017	13,860	$84.46	$1,171

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

OSHKOSH B'GOSH PENSION PLAN

Funded Status

The retirement benefits under the OshKosh B'Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$62,427	$60,375
Interest cost	2,446	2,515
Actuarial loss	4,269	1,697
Benefits paid	(2,395)	(2,160)
Projected benefit obligation at end of year	$66,747	$62,427

Change in plan assets:
Fair value of plan assets at beginning of year	$51,213	$50,619
Actual return on plan assets	5,619	2,754
Benefits paid	(2,395)	(2,160)
Fair value of plan assets at end of year	$54,437	$51,213

Unfunded status	$12,310	$11,214

The accumulated benefit obligation is equal to the projected benefit obligation as of December 30, 2017 and December 31, 2016 because the plan is frozen. The unfunded status is included in other long-term liabilities in the Company's consolidated balance sheet. The Company does not expect to make any contributions to the OshKosh B'Gosh pension plan during fiscal 2018 as the plan's funding exceeds the minimum funding requirements. The actuarial losses incurred in fiscal 2017 and 2016 were primarily attributable to a lower discount rate.

Net Periodic Pension Cost (Benefit) and Changes Recognized in Other Comprehensive Income

The components of net periodic pension cost (benefit) recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Recognized in the statement of operations:
Interest cost	$2,446	$2,515	$2,493
Expected return on plan assets	(2,601)	(2,701)	(3,138)
Recognized actuarial loss (a)	681	578	643
Net periodic pension cost (benefit)	$526	$392	$(2)

Changes recognized in other comprehensive income:
Net loss (gain) arising during the fiscal year	$1,251	$1,644	$(630)
Amortization of net loss (a)	(681)	(578)	(643)
Total changes recognized in other comprehensive income	$570	$1,066	$(1,273)
Total net periodic cost (benefit) and changes recognized in other comprehensive income	$1,096	$1,458	$(1,275)

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2018, approximately $0.7 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Benefit obligation	2017	2016
Discount rate	3.50%	4.00%

Net periodic pension cost	2017	2016	2015
Discount rate	4.00%	4.25%	4.00%
Expected long-term rate of return on assets	6.00%	6.00%	6.00%

The discount rates used at December 30, 2017, December 31, 2016, and January 2, 2016 were determined with consideration given to the Citigroup Pension Discount and Liability Index and the Barclay Capital Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.

A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.3 million.

The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years;

(dollars in thousands)
Fiscal Year
2018	$2,830
2019	$2,360
2020	$2,620
2021	$2,650
2022	$2,870
2023-2027	$17,060

Plan Assets

The Company's investment strategy is to invest in a well-diversified portfolio consisting of mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers. The target allocation for plan assets is 45% equity securities, 50% bond funds, and 5% real estate investments. The plan expects to gradually reduce its equity exposure.

The Company’s investment policy anticipates a rate of return sufficient to fund pension plan benefits while minimizing the risk to the Company of additional funding. Based on actual returns over a long-term basis, the Company believes that a 6.00% annual return on plan assets can be achieved based on the current allocation and investment strategy.

Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the U.S., with a small exposure to international equities. Fixed income securities include funds holding corporate bonds of companies from diverse industries, and U.S. Treasuries. Real estate funds include investments in actively managed mutual funds that invest in real estate.

The fair value of the Company's pension plan assets at December 30, 2017 and December 31, 2016, by asset category, were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 30, 2017			December 31, 2016

(dollars in thousands) Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$539	$539	$—	$175	$175	$—
Equity Securities:
U.S. Large-Cap blend (a)	7,418	7,418	—	8,462	4,221	4,241
U.S. Large-Cap growth	3,331	3,331	—	4,220	4,220	—
U.S. Mid-Cap growth	3,228	3,228	—	2,533	—	2,533
U.S. Small-Cap blend	2,147	2,147	—	2,514	2,514	—
International blend	8,142	8,142	—	2,569	2,569	—
Fixed income securities:
Corporate bonds (b)	26,888	26,480	408	25,573	25,573	—
Real estate (c)	2,744	2,744	—	5,167	5,167	—
	$54,437	$54,029	$408	$51,213	$44,439	$6,774

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

Accumulated Post-Retirement Benefit Obligation

The following is a reconciliation of the accumulated post-retirement benefit obligation ("APBO") under this plan:

	For the fiscal years ended
(dollars in thousands)	December 30, 2017	December 31, 2016
APBO at beginning of fiscal year	$4,125	$4,938
Service cost	30	123
Interest cost	137	177
Actuarial loss (gain)	26	(740)
Plan participants' contribution	6	10
Prior service cost	—	11
Benefits paid	(355)	(394)
APBO at end of fiscal year	$3,969	$4,125

Approximately $3.6 million and $3.5 million of the APBO at the end of fiscal 2017 and 2016, respectively, were classified as other long term liabilities in the Company's consolidated balance sheets.

Net Periodic Post-Retirement (Benefit) Cost and Changes Recognized in Other Comprehensive Income

The components of net periodic post-retirement cost (benefit) recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016

Recognized in the statement of operations:
Service cost – benefits attributed to service during the period	$30	$123	$130
Interest cost on accumulated post-retirement benefit obligation	137	177	178
Amortization net actuarial gain (a)	(306)	(198)	(192)
Net periodic post-retirement (benefit) cost	$(139)	$102	$116

Changes recognized in other comprehensive income:
Net loss (gain) arising during the fiscal year	$26	$(740)	$(278)
Prior service cost	—	11	—
Amortization of net gain (a)	306	198	192
Total changes recognized in other comprehensive income	$332	$(531)	$(86)
Total net periodic (benefit) cost and changes recognized in other comprehensive income	$193	$(429)	$30

(a) Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2018, approximately $0.3 million is expected to be reclassified from accumulated other comprehensive loss as a credit to periodic net periodic pension cost.

Assumptions

The actuarial computations utilized the following assumptions, using year-end measurement dates:

	2017	2016
Benefit obligation
Discount rate	3.25%	3.50%

	2017	2016	2015
Net periodic pension cost
Discount rate	3.50%	3.75%	3.50%

The discount rates used at December 30, 2017, December 31, 2016, and January 2, 2016, were determined with primary consideration given to the Citigroup Pension Discount and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.

The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

The Company's contribution for these post-retirement benefit obligations was approximately $0.3 million in fiscal year 2017, and $0.4 million in both of fiscal years 2016 and 2015. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.4 million for fiscal years 2018 and 2019, and $0.3 million for fiscal years 2020, 2021, and 2022. For the five years subsequent to fiscal 2022, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $1.3 million. The Company does not pre-fund this plan and as a result there are no plan assets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DEFINED CONTRIBUTION PLAN

The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 250 hours were served. The plan provides for a discretionary employer match. The Company's expense for the U.S. defined contribution savings plan totaled approximately $13.9 million, $10.5 million, and $12.2 million for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively. Expenses related to the Canadian defined contribution savings plan were approximately $0.3 million for the fiscal year ended December 30, 2017; amounts for fiscal 2016 and 2015 were not material.

NOTE 11 – INCOME TAXES

The provision for income taxes recognized by the Company during the fiscal fourth quarter of 2017 reflects certain provisional estimates for the accounting of the December 22, 2017 enactment of tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act"). The provisional accounting for the 2017 Act is permitted by SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, issued in late December 2017. Any subsequent adjustments to provisional accounting estimates will be reflected in income tax provisions/benefits during one or more periods in fiscal 2018.

The 2017 Act reduces the United States federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

During the fourth quarter of fiscal 2017, the Company recognized an income tax benefit amount of $40.0 million related to the accounting for the enactment of the 2017 Act. This benefit is included as a component of income tax expense in the Company's statement of operations for the fiscal year ended December 30, 2017. As described below, this $40.0 million income tax benefit is comprised of a provisional tax expense of $10.4 million related to foreign earnings, offset by an income tax benefit of $50.4 million related the remeasurement of certain deferred income tax balances. The Company will continue to refine its calculations as additional analysis is completed.

Deferred tax assets and liabilities

During the fourth quarter of fiscal 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal rate. The remeasurement resulted in an income tax benefit of $50.4 million. The Company also analyzed the impact of expensing qualified capital expenditures acquired after Sept. 27, 2017 and the related impact of this change on its income tax expense.

Provisional estimates

The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that the Company previously deferred from United States income taxes. The Company recorded a provisional estimate for the one-time transition tax liability for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $10.4 million during the fourth quarter of fiscal 2017. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U. S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable, but the related cumulative temporary difference as of December 30, 2017 would not result in a material incremental deferred tax liability.

The Company also analyzed the impact of expensing qualified capital expenditures acquired after September 27, 2017 and estimated that the related impact of this change will not have a material effect on its income tax expense.

PROVISION FOR INCOME TAXES

The provision for income taxes consisted of the following:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Current tax provision:
Federal	$117,676	$113,326	$103,316
State	11,368	11,407	10,277
Foreign	14,116	11,937	8,116
Total current provision	$143,160	$136,670	$121,709

Deferred tax provision (benefit):
Federal	$(55,149)	$1,435	$6,577
State	339	345	1,193
Foreign	(82)	(486)	887
Total deferred provision	(54,892)	1,294	8,657
Total provision	$88,268	$137,964	$130,366

The foreign portion of the tax position substantially relates to Canada, Hong Kong, China, and Mexico income taxes on the Company's international operations and foreign tax withholdings related to the Company's foreign royalty income. The components of income before income taxes were as follows:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Domestic	$325,580	$345,304	$335,955
Foreign	65,452	50,766	32,233
Total	$391,032	$396,070	$368,188

EFFECTIVE RATE RECONCILIATION

The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1%	2.3%	2.5%
Impact of foreign operations	(2.7)%	(2.1)%	(1.3)%
Settlement of uncertain tax positions	(0.3)%	(0.4)%	(0.8)%
Benefit from stock-based compensation	(1.3)%	—%	—%
Imposition of transition tax on foreign subsidiaries	2.7%	—%	—%
Revaluation of deferred taxes	(12.9)%	—%	—%
Total	22.6%	34.8%	35.4%

The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions.

During the first quarter of fiscal 2015, the Internal Revenue Service completed an income tax audit for fiscal years 2011 through 2013. As a result of the settlement of this audit and an ongoing state income tax audit, the Company recognized prior-year income tax benefits of approximately $1.8 million in the first quarter of fiscal 2015. In most cases, the Company is no longer subject to state and local tax authority examinations for years prior to fiscal 2013.

DEFERRED TAXES

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)	December 30, 2017	December 31, 2016
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$3,632	$3,873
Inventory	5,353	9,226
Accrued liabilities	9,895	16,037
Equity-based compensation	6,796	9,967
Deferred employee benefits	7,870	10,340
Deferred rent	24,567	46,685
Other	2,407	5,192
Total deferred tax assets	60,520	101,320
Deferred tax liabilities:
Depreciation	(49,509)	(90,317)
Tradename and licensing agreements	(89,143)	(101,632)
Other	(4,774)	(4,541)
Total deferred tax liabilities	(143,426)	(196,490)

Net deferred tax asset (liability)	$(82,906)	$(95,170)

Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	December 30, 2017	December 31, 2016
	Assets (Liabilities)
Deferred tax assets	$1,942	$35,486
Deferred tax liabilities	(84,848)	(130,656)
Net deferred tax asset (liability)	$(82,906)	$(95,170)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 30, 2017, deferred tax assets are a component of non-current Other assets on the Company's consolidated balance sheet.

UNCERTAIN TAX POSITIONS

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at January 3, 2015	$11,311
Additions based on tax positions related to fiscal 2015	2,840
Additions for prior year tax positions	(260)
Reductions for lapse of statute of limitations	(1,427)
Reductions for prior year tax settlements	(3,049)
Balance at January 2, 2016	$9,415
Additions based on tax positions related to fiscal 2016	2,849
Reductions for prior year tax positions	(39)
Reductions for lapse of statute of limitations	(995)
Reductions for prior year tax settlements	(693)
Balance at December 31, 2016	$10,537
Additions based on tax positions related to fiscal 2017	3,380
Reductions for prior year tax positions	(120)
Reductions for lapse of statute of limitations	(1,604)
Balance at December 30, 2017	$12,193

As of December 30, 2017, the Company had gross unrecognized tax benefits of approximately $12.2 million, of which $10.3 million, if ultimately recognized, will affect the Company's effective tax rate in the period settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.  Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.

Included in the reserves for unrecognized tax benefits are approximately $1.8 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2018 and the effective tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2017, 2016, and 2015, interest expense recorded on uncertain tax positions was not significant. The Company had accrued interest on uncertain tax positions of approximately $1.0 million and $0.8 million as of December 30, 2017 and December 31, 2016, respectively.

NOTE 12 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the fiscal year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	47,593,211	49,917,858	51,835,053
Dilutive effect of equity awards	552,864	457,849	499,583
Diluted number of common and common equivalent shares outstanding	48,146,075	50,375,707	52,334,636
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$302,764	$258,106	$237,822
Income allocated to participating securities	(2,406)	(2,049)	(2,184)
Net income available to common shareholders	$300,358	$256,057	$235,638
Basic net income per common share	$6.31	$5.13	$4.55

Diluted net income per common share:
Net income	$302,764	$258,106	$237,822
Income allocated to participating securities	(2,385)	(2,035)	(2,167)
Net income available to common shareholders	$300,379	$256,071	$235,655
Diluted net income per common share	$6.24	$5.08	$4.50

Anti-dilutive shares excluded from dilutive earnings per share calculations (1)	629,944	247,460	192,740

(1) The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.

The Company grants shares of its common stock in the form of restricted stock awards to certain key employees under the Company's Amended and Restated Equity Incentive Plan (see Note 9, Stock-based Compensation, to the consolidated financial statements). Prior to vesting of the restricted stock awards, the grant recipients are entitled to receive non-forfeitable cash dividends if the Company's board of directors declares and pays dividends on the Company's common stock. Accordingly, unvested shares of the Company's restricted stock awards are deemed to be participating securities for purposes of computing diluted earnings per share (EPS), and therefore the Company's diluted EPS represent the lower of the amounts calculated under the treasury stock method or the two-class method of calculating diluted EPS.

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

Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment's revenue. Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in corporate expenses below. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

At the beginning of fiscal 2017, the Company combined its Carter's Retail and OshKosh Retail operating segments into a single U.S. Retail operating segment, and its Carter's Wholesale and OshKosh Wholesale operating segments into a single U.S.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wholesale operating segment, in order to reflect the sales-channel approach the Company's executive management now uses to evaluate its business performance and manage operations in the United States.  The Company's International operating segment was not affected by these changes. The Company's operating and reportable segments are now U.S. Retail, U.S. Wholesale, and International.

Prior periods have been conformed to reflect the Company's current segment structure by adding together Carter's Retail and OshKosh Retail as U.S. Retail and Carter's Wholesale and OshKosh Wholesale as U.S. Wholesale. Prior results for the International segment and Corporate expenses were not impacted.

The table below presents certain segment information for the periods indicated:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	% of Total	December 31, 2016	% of Total	January 2, 2016	% of Total
Net sales:
U.S. Retail (a)	$1,775,287	52.2%	$1,656,414	51.8%	$1,514,355	50.2%
U.S. Wholesale	1,209,663	35.6%	1,178,034	36.8%	1,173,313	39.0%
International (b)	415,460	12.2%	364,736	11.4%	326,211	10.8%
Total net sales	$3,400,410	100.0%	$3,199,184	100.0%	$3,013,879	100.0%
Operating income:		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail (c) (g)	$215,601	12.1%	$212,581	12.8%	$210,971	13.9%
U.S. Wholesale (d) (g)	252,090	20.8%	260,953	22.2%	245,767	20.9%
International (e) (g)	46,426	11.2%	59,194	16.2%	47,004	14.4%
Corporate expenses (f) (h)	(94,549)		(106,170)		(110,885)
Total operating income	$419,568	12.3%	$426,558	13.3%	$392,857	13.0%

(a)	Includes retail stores and eCommerce results.

(b)	Includes international retail, eCommerce, and wholesale sales.

(c)	Fiscal 2017 includes approximately $2.7 million of expenses related to store restructuring and approximately $12.7 million for provisions for special employee compensation.

(d)	Fiscal 2017 includes approximately $3.3 million for provisions for special employee compensation.

(e)
Includes international licensing income. Fiscal 2017 includes approximately $2.3 million for provisions for special employee compensation. Fiscal 2015 includes approximately $1.9 million of charges related to the revaluation of contingent consideration.

(f)
Includes expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(g)	An aggregate of $1.2 million of certain costs related to inventory acquired from Skip Hop are included in the operating income of U.S. Wholesale, U.S. Retail, and International for fiscal 2017.
(h) Includes the following charges:

	For the fiscal year ended
(dollars in millions)	December 30, 2017	December 31, 2016	January 2, 2016
Provisions for special employee compensation	$2.9	$—	$—
Amortization of H.W. Carter and Sons tradenames	$—	$1.7	$6.2
Adjustment to Skip Hop contingent consideration	$(3.6)	$—	$—
Direct sourcing initiative	$0.3	$0.7	$—
Acquisition-related costs	$3.4	$2.4	$—

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ADDITIONAL DATA BY SEGMENT

Inventory

The table below represents inventory by segment:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016
U.S. Wholesale	$389,484	$328,437
U.S. Retail	93,404	99,001
International	65,834	60,153
Total	$548,722	$487,591

U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.

The table below represents consolidated net sales by product:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Baby	$1,271,153	$1,241,701	$1,173,002
Playclothes	1,249,735	1,215,238	1,182,281
Sleepwear	423,401	407,160	378,419
Other (a)	456,121	335,085	280,177
Total net sales	$3,400,410	$3,199,184	$3,013,879

(a) Other product offerings include bedding, outwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.

GEOGRAPHICAL DATA

Revenue

The Company's international sales principally represent sales to customers in Canada. Such sales were 64.9% and 66.5% of total international sales in fiscal 2017 and 2016, respectively.

Long-Lived Assets

The following represents property, plant, and equipment, net, by geographic area:

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	December 31, 2016
United States	$337,369	$349,877
International	40,555	35,997
Total	$377,924	$385,874

Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 87.6% and 91.5% of total international long-lived assets at the end of fiscal 2017 and 2016, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – FAIR VALUE MEASUREMENTS

INVESTMENTS

The Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $16.7 million and $12.3 million at the end of fiscal 2017 and fiscal 2016, respectively. These investments are classified as Level 1 within the fair value hierarchy. Investments in marketable securities incurred a net loss of approximately $0.1 million for fiscal 2017 and a net gain of approximately $0.9 million for fiscal 2016.

The fair value of the Company's pension plan assets at December 30, 2017 and December 31, 2016, by asset category, are disclosed in Note 10, Employee Benefits Plans, to the consolidated financial statements.

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values of any unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between the U.S. dollar and the currencies of Canada and Mexico) and are classified as Level 2 within the fair value hierarchy. Any unsettled foreign exchange forward contracts are included in other current assets or other current liabilities on the Company's consolidated balance sheet at the end of each fiscal reporting period.

At December 30, 2017, the fair value of open foreign currency contracts was not material. At December 31, 2016, there were no open foreign exchange forward contracts.

Realized and unrealized gains and losses on foreign currency contracts were not material for fiscal 2017. For foreign currency contracts settled during fiscal 2016 and 2015, the Company realized net losses of $3.2 million and net gains of $3.1 million, respectively. Unrealized gains for fiscal 2015, including mark-to-market adjustments on contracts open at the end of fiscal 2015, were approximately $2.1 million. These amounts are included in other (income) expense, net on the Company's consolidated statement of operations. The were no open foreign currency contracts at the end of fiscal 2016.

BORROWINGS

As of December 30, 2017, the fair value of the Company's $221.0 million in borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at December 30, 2017 was approximately $410 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTE 15 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	December 30, 2017	December 31, 2016
Accrued bonuses and incentive compensation	$27,566	$16,834
Accrued employee benefits	21,735	17,165
Accrued and deferred rent	18,213	15,632

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities that exceeded five percent of total liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	December 30, 2017	December 31, 2016
Deferred lease incentives	$75,104	$74,015

NOTE 16 – LEASE COMMITMENTS

Rent expense under operating leases (including properties and computer and office equipment) was approximately $161.9 million, $150.6 million, and $136.6 million for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

Minimum annual rental commitments under current non-cancellable operating leases, as of December 30, 2017, substantially all of which relate to leased real estate, were as follows:

Fiscal Year	Operating Leases
2018	$168,719
2019	154,866
2020	139,016
2021	124,102
2022	108,029
Thereafter	322,473
Total	$1,017,205

Amounts related to property include leases on retail stores as well as various corporate offices, distribution facilities, and other premises. Our average term for a retail store lease in the United States is approximately 5.2 years, excluding renewal options.

Total commitments under capital leases were approximately $1.7 million at December 30, 2017.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – VALUATION AND QUALIFYING ACCOUNTS

Information regarding accounts receivable is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves	Wholesale sales returns reserves	Total
Balance at January 3, 2015	$11,808	$400	$12,208
Additional provisions	4,170	264	4,434
Charges to reserve	(7,435)	(264)	(7,699)
Balance at January 2, 2016	$8,543	$400	$8,943
Additional provisions	6,088	—	6,088
Charges to reserve	(5,879)	(400)	(6,279)
Balance at December 31, 2016	$8,752	$—	$8,752
Additional provisions	8,204	—	8,204
Charges to reserve	(3,220)	—	(3,220)
Balance at December 30, 2017	$13,736	$—	$13,736

NOTE 19 – UNAUDITED QUARTERLY FINANCIAL DATA

The Company experiences seasonal fluctuations in its sales and profitability due to the timing of certain holidays and key retail shopping periods, typically resulting in lower sales and gross profit in the first half of its fiscal year.

The unaudited summarized financial data by quarter for the fiscal years ended December 30, 2017 and December 31, 2016 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	(2) Quarter 4
Fiscal 2017:
Net sales	$732,755	$692,117	$948,232	$1,027,306
Gross profit	$315,802	$303,457	$403,848	$460,207
Selling, general, and administrative expenses	$247,794	$250,146	$283,480	$325,507
Royalty income	$(10,558)	$(11,210)	$(10,350)	$(11,063)
Operating income	$78,566	$64,521	$130,718	$145,763
Net income	$46,664	$37,925	$82,486	$135,689
Basic net income per common share (1)	$0.96	$0.79	$1.73	$2.87
Diluted net income per common share (1)	$0.95	$0.78	$1.71	$2.84

Fiscal 2016:
Net sales	$724,085	$639,471	$901,425	$934,203
Gross profit	$310,929	$282,182	$375,546	$410,492
Selling, general, and administrative expenses	$228,996	$228,464	$255,322	$282,624
Royalty income	$(11,075)	$(9,525)	$(10,670)	$(11,545)
Operating income	$93,008	$63,243	$130,894	$139,413
Net income	$53,980	$36,198	$80,811	$87,117
Basic net income per common share (1)	$1.05	$0.72	$1.62	$1.77
Diluted net income per common share (1)	$1.04	$0.71	$1.60	$1.76

(1) May not be additive to the net income per common share amounts for the fiscal year due to the calculation provision of ASC 260, Earnings Per Share.

(2) The provision for income taxes recognized during the fourth quarter of fiscal 2017 reflects a benefit of $40.0 million related to the accounting for the December 22, 2017 enactment of tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheet
As of December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$129,463	$10,030	$39,001	$—	$178,494
Accounts receivable, net	—	182,944	40,286	17,331	—	240,561
Intercompany receivable	—	87,702	162,007	58,980	(308,689)	—
Finished goods inventories	—	296,065	206,556	66,569	(20,468)	548,722
Prepaid expenses and other current assets	—	17,013	19,019	13,860	—	49,892
Total current assets	—	713,187	437,898	195,741	(329,157)	1,017,669
Property, plant, and equipment, net	—	147,858	189,511	40,555	—	377,924
Goodwill	—	136,570	45,368	48,486	—	230,424
Tradenames, net	—	223,251	142,300	—	—	365,551
Customer relationships, net	—	—	44,996	3,000	—	47,996
Other assets	—	23,884	2,392	2,159	—	28,435
Intercompany long-term receivable	—	—	441,294	—	(441,294)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	857,093	1,052,901	231,994	—	(2,141,988)	—
Total assets	$857,093	$2,397,651	$1,535,753	$289,941	$(3,012,439)	$2,067,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$115,658	$49,313	$17,143	$—	$182,114
Intercompany Liabilities	—	215,573	91,697	1,419	(308,689)	—
Other current liabilities	—	11,805	121,074	13,631	—	146,510
Total current liabilities	—	343,036	262,084	32,193	(308,689)	328,624
Long-term debt, net	—	617,306	—	—	—	617,306
Deferred income taxes	—	46,620	37,550	678	—	84,848
Intercompany long-term liability	—	441,294	—	—	(441,294)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	71,834	92,570	15,724	—	180,128
Stockholders' equity	857,093	877,561	1,043,549	241,346	(2,162,456)	857,093
Total liabilities and stockholders' equity	$857,093	$2,397,651	$1,535,753	$289,941	$(3,012,439)	$2,067,999

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statement of Operations
For the fiscal year ended December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,922,930	$1,955,611	$372,312	$(850,443)	$3,400,410
Cost of goods sold	—	1,406,517	1,143,815	196,389	(829,625)	1,917,096
Gross profit	—	516,413	811,796	175,923	(20,818)	1,483,314
Selling, general, and administrative expenses	—	181,129	837,253	126,055	(37,510)	1,106,927
Royalty income	—	(34,816)	(19,725)	—	11,360	(43,181)
Operating income (loss)	—	370,100	(5,732)	49,868	5,332	419,568
Interest expense	—	29,758	5,498	96	(5,308)	30,044
Interest income	—	(5,497)	—	(156)	5,308	(345)
(Income) loss in subsidiaries	(302,764)	(25,343)	(38,948)	—	367,055	—
Other income, net	—	(1,153)	1,281	(1,291)	—	(1,163)
Income (loss) before income taxes	302,764	372,335	26,437	51,219	(361,723)	391,032
Provision for income taxes	—	74,903	1,096	12,269	—	88,268
Net income (loss)	$302,764	$297,432	$25,341	$38,950	$(361,723)	$302,764

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the fiscal year ended December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$302,764	$297,432	$25,341	$38,950	$(361,723)	$302,764
Post-retirement benefit plans	(692)	(692)	(430)	—	1,122	(692)
Foreign currency translation adjustments	6,339	6,339	6,339	6,339	(19,017)	6,339
Comprehensive income	$308,411	$303,079	$31,250	$45,289	$(379,618)	$308,411

For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$258,106	$249,114	$(4,413)	$29,306	$(274,007)	$258,106
Post-retirement benefit plans	(335)	(335)	(666)	—	1,001	(335)
Foreign currency translation adjustments	1,962	1,962	1,962	1,962	(5,886)	1,962
Comprehensive income (loss)	$259,733	$250,741	$(3,117)	$31,268	$(278,892)	$259,733

For the fiscal year ended January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$237,822	$236,340	$(25,695)	$15,662	$(226,307)	$237,822
Post-retirement benefit plans	859	859	803	—	(1,662)	859
Foreign currency translation adjustments	(14,189)	(14,189)	(29,574)	(14,189)	57,952	(14,189)
Comprehensive income (loss)	$224,492	$223,010	$(54,466)	$1,473	$(170,017)	$224,492

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$166,999	$118,813	$43,809	$—	$329,621

Cash flows from investing activities:
Capital expenditures	—	(21,690)	(38,899)	(8,884)	—	(69,473)
Acquisitions of businesses, net of cash acquired	—	(143,270)	746	(15,933)		(158,457)
Intercompany investing activity	256,991	(25,607)	894	27,397	(259,675)	—
Disposals of property, plant and equipment	—	—	15	—	—	15
Net cash provided by (used in) investing activities	$256,991	$(190,567)	$(37,244)	$2,580	$(259,675)	$(227,915)

Cash flows from financing activities:
Intercompany financing activity	—	(128,906)	(83,356)	(47,413)	259,675	—
Borrowings under secured revolving credit facility	—	200,000	—	—	—	200,000
Payments on secured revolving credit facility	—	(145,000)	—	(18,965)	—	(163,965)
Payment of debt issuance costs	—	(2,119)	—	—	—	(2,119)
Dividends paid	(70,914)	—	—	—	—	(70,914)
Repurchases of common stock	(188,762)	—	—	—	—	(188,762)
Withholdings from vesting of restricted stock	(5,753)	—	—	—	—	(5,753)
Proceeds from exercises of stock options	8,438	—	—	—	—	8,438
Net cash (used in) provided by financing activities	(256,991)	(76,025)	(83,356)	(66,378)	259,675	(223,075)
Effect of exchange rate changes on cash	—	—	—	505	—	505
Decrease in cash and cash equivalents	—	(99,593)	(1,787)	(19,484)	—	(120,864)
Cash and cash equivalents, beginning of fiscal year	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of fiscal year	$—	$129,463	$10,030	$39,001	$—	$178,494

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$206,843	$127,018	$35,368	$—	$369,229

Cash flows from investing activities:
Capital expenditures	—	(22,934)	(55,072)	(10,550)	—	(88,556)
Intercompany investing activity	368,307	480	(2,118)	131	(366,800)	—
Disposals of property, plant and equipment	—	23	—	193	—	216
Net cash provided by (used in) investing activities	$368,307	$(22,431)	$(57,190)	$(10,226)	$(366,800)	$(88,340)

Cash flows from financing activities:
Intercompany financing activity	—	(283,909)	(74,681)	(8,210)	366,800	—
Dividends paid	(66,355)	—	—	—	—	(66,355)
Repurchases of common stock	(300,445)	—	—	—	—	(300,445)
Income tax benefit from stock-based compensation	—	2,782	2,018	—	—	4,800
Withholdings from vesting of restricted stock	(8,673)	—	—	—	—	(8,673)
Proceeds from exercises of stock options	7,166	—	—	—	—	7,166
Net cash (used in) provided by financing activities	(368,307)	(281,127)	(72,663)	(8,210)	366,800	(363,507)
Effect of exchange rate changes on cash	—	—	—	767	—	767
Net (decrease) increase in cash and cash equivalents	—	(96,715)	(2,835)	17,699	—	(81,851)
Cash and cash equivalents, beginning of fiscal year	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of fiscal year	$—	$229,056	$11,817	$58,485	$—	$299,358

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended January 2, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$148,656	$115,589	$43,742	$—	$307,987

Cash flows from investing activities:
Capital expenditures	—	(27,813)	(64,707)	(10,977)	—	(103,497)
Intercompany investing activity	161,993	5,642	(2,735)	(8,582)	(156,318)	—
Proceeds from repayment of intercompany loan	—	35,000	—	—	(35,000)	—
Issuance of intercompany loan	—	(15,000)	—	—	15,000	—
Disposals of property, plant and equipment	—	65	—	7	—	72
Net cash provided by (used in) investing activities	$161,993	$(2,106)	$(67,442)	$(19,552)	$(176,318)	(103,425)

Cash flows from financing activities:
Intercompany financing activity	—	(108,761)	(46,672)	(885)	156,318	—
Proceeds from intercompany loan	—	—	—	15,000	(15,000)	—
Repayment of intercompany loan	—	—	—	(35,000)	35,000	—
Borrowings under secured revolving credit facility	—	166,000	—	39,586		205,586
Payments on secured revolving credit facility	—	(186,000)	—	(19,237)	—	(205,237)
Payment of debt issuance costs	—	(1,628)	—	—	—	(1,628)
Payment of contingent consideration	—	(7,572)	—	—	—	(7,572)
Dividends paid	(46,028)	—	—	—	—	(46,028)
Repurchases of common stock	(110,290)	—	—	—	—	(110,290)
Income tax benefit from stock-based compensation	—	6,104	2,735	—	—	8,839
Withholdings from vesting of restricted stock	(12,651)	—	—	—	—	(12,651)
Proceeds from exercises of stock options	6,976	—	—	—	—	6,976
Net cash (used in) provided by financing activities	(161,993)	(131,857)	(43,937)	(536)	176,318	(162,005)
Effect of exchange rate changes on cash	—	—	—	(1,986)	—	(1,986)
Net increase in cash and cash equivalents	—	14,693	4,210	21,668	—	40,571
Cash and cash equivalents, beginning of fiscal year	—	311,078	10,442	19,118	—	340,638
Cash and cash equivalents, end of fiscal year	$—	$325,771	$14,652	$40,786	$—	$381,209

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 30, 2017.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 30, 2017.

The Company excluded Skip Hop and Carter's Mexico from its assessment of internal control over financial reporting as of December 30, 2017 because these businesses were separately acquired in fiscal 2017. The total assets and net sales of Skip Hop and Carter's Mexico excluded from assessment of internal control over financial reporting collectively represented approximately 4% and 3%, respectively, of the corresponding amounts on the Company's consolidated financial statements as of and for the fiscal year ended December 30, 2017.

The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter's, Inc.'s internal control over financial reporting containing the required disclosures, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. scheduled to be held on May 17, 2018. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	1,494,223	$61.76	1,100,157
Equity compensation plans not approved by security holders	—	—	—
Total	1,494,223	$61.76	1,100,157

(1)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.

Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-laws of Carter's, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Carter's, Inc.'s Registration Statement on Form S-1 (No. 333-98679) filed on October 10, 2003).
4.2
Indenture, dated August 12, 2013, by and among The William Carter Company, certain guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Carter’s, Inc.'s Current Report on Form 8-K filed on August 12, 2013).

4.3
First Supplemental Indenture, dated June 25, 2014, by and among The William Carter Company, certain guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Carter’s, Inc.'s Amendment No. 1 to Registration Statement on Form S-4 (No. 333-194896) filed on June 27, 2014).

4.4	Second Supplemental Indenture, dated May 11, 2017, by and among Skip Hop Holdings, Inc., Skip Hop, Inc., and Wells Fargo Bank, National Association, as Trustee.
10.1
Third Amended and Restated Credit Agreement, dated as of September 16, 2015, among The William Carter Company, as U.S. Borrower, The Genuine Canada Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Dollar Facility swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A. Toronto Branch, as Canadian Agent, a Multicurrency Facility swing Line Lender and a Multicurrency Facility L/A Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility swing Line Lender and a Multicurrency Facility L/C Issuer, Bank of America, N.A., as Syndication Agent, and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.'s Current Report on Form 8-K filed on September 22, 2015).

10.2
Fourth Amended and Restated Credit Agreement, dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Dollar Facility Swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp., as Joint Lead Arrangers and Bookrunners, Branch Banking & Trust Company, HSBC Securities (USA) Inc., Royal Bank of Canada, SunTrust Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on August 31, 2017).

10.3 *
Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers (incorporated by reference to Exhibit 10.2 of Carter’s Inc.’s Quarterly Report on Form 10-Q filed on October 29, 2015).

10.4 *	Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix B of Carter's, Inc.'s Schedule 14A filed on March 31, 2016).

10.5 *	Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Appendix C of Carter's, Inc.'s Schedule 14A filed on March 31, 2016).
10.6 *	The William Carter Company Severance Plan, dated as of March 1, 2009 (incorporated by reference to Exhibit 10.19 of Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011).
10.7 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.20 of Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011).
10.8
Lease Agreement dated March 29, 2012, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (incorporated by reference to Exhibit 10.21 of Carter's, Inc.'s Quarterly Report on Form 10-Q filed on April 27, 2012).

10.9
Lease Termination Agreement dated December 14, 2012, between The William Carter Company and John Hancock Life Insurance Company (U.S.A.) (incorporated by reference to Exhibit 10.2 of Carter's, Inc.'s Current Report on Form 8-K filed on December 14, 2012).

10.10
Lease Agreement dated December 14, 2012, between The William Carter Company and Phipps Tower Associates, LLC (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on December 14, 2012).

10.11
Second Amendment to the Lease Agreement dated June 17, 2013, between The William Carter Company and Phipps Tower Associates, LLC (incorporated by reference to Exhibit 10.19 of Carter’s, Inc.’s Quarterly Report on Form 10-Q filed on October 24, 2013).

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

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 27, 2018
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 27, 2018
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 27, 2018
Amy Woods Brinkley

/s/ GIUSEPPINA BUONFANTINO	Director	February 27, 2018
Giuseppina Buonfantino

/s/ VANESSA J. CASTAGNA	Director	February 27, 2018
Vanessa J. Castagna

/s/ A. BRUCE CLEVERLY	Director	February 27, 2018
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 27, 2018
Jevin S. Eagle

/s/ PAUL FULTON	Director	February 27, 2018
Paul Fulton

/s/ WILLIAM J. MONTGORIS	Director	February 27, 2018
William J. Montgoris

/s/ DAVID PULVER	Director	February 27, 2018
David Pulver

/s/ THOMAS E. WHIDDON	Director	February 27, 2018
Thomas E. Whiddon