Form 10-Q
period 2018-03-31
CARTERS INC
filed 2018-04-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 20, 2018
Common stock, par value $0.01 per share	46,940,990

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2018	December 30, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$180,256	$178,494	$154,278
Accounts receivable, net	221,186	240,561	206,707
Finished goods inventories	479,344	548,722	434,712
Prepaid expenses and other current assets	54,297	52,935	48,396
Total current assets	935,083	1,020,712	844,093
Property, plant, and equipment, net of accumulated depreciation of $416,153, $404,173, and $365,733, respectively	369,064	377,924	386,275
Tradenames, net	365,506	365,551	365,684
Goodwill	230,008	230,424	232,925
Customer relationships, net	47,369	47,996	35,695
Other assets	28,176	28,435	23,034
Total assets	$1,975,206	$2,071,042	$1,887,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116,310	$182,114	$101,386
Other current liabilities	109,626	149,134	125,634
Total current liabilities	225,936	331,248	227,020

Long-term debt, net	617,541	617,306	581,621
Deferred income taxes	87,422	84,944	133,652
Other long-term liabilities	189,493	180,128	173,280
Total liabilities	$1,120,392	$1,213,626	$1,115,573

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 31, 2018, December 30, 2017, and April 1, 2017	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 47,113,576, 47,178,346 and 48,517,417 shares issued and outstanding at March 31, 2018, December 30, 2017 and April 1, 2017, respectively	471	472	485
Accumulated other comprehensive loss	(30,855)	(29,093)	(33,793)
Retained earnings	885,198	886,037	805,441
Total stockholders' equity	854,814	857,416	772,133
Total liabilities and stockholders' equity	$1,975,206	$2,071,042	$1,887,706

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net sales	$755,786	$732,827
Cost of goods sold	423,309	417,135
Gross profit	332,477	315,692
Royalty income, net	7,994	10,558
Selling, general, and administrative expenses	280,162	247,794
Operating income	60,309	78,456
Interest expense	7,985	7,104
Interest income	(166)	(139)
Other income, net	(382)	(221)
Income before income taxes	52,872	71,712
Provision for income taxes	10,403	25,117
Net income	$42,469	$46,595

Basic net income per common share	$0.90	$0.96
Diluted net income per common share	$0.89	$0.95
Dividend declared and paid per common share	$0.45	$0.37

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net income	$42,469	$46,595
Other comprehensive income:
Foreign currency translation adjustments	(1,762)	947
Comprehensive income	$40,707	$47,542

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	95,006	1	4,768	—	—	4,769
Withholdings from vesting of restricted stock	(55,164)	(1)	(6,582)	—	—	(6,583)
Restricted stock activity	116,701	1	(1)	—	—	—
Stock-based compensation	—	—	4,944	—	—	4,944
Repurchase of common stock	(221,313)	(2)	(3,129)	—	(22,064)	(25,195)
Cash dividends declared and paid	—	—	—	—	(21,244)	(21,244)
Comprehensive income	—	—	—	(1,762)	42,469	40,707
Balance at March 31, 2018	47,113,576	$471	$—	$(30,855)	$885,198	$854,814

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$42,469	$46,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	21,137	19,513
Amortization of intangible assets	921	250
Amortization of debt issuance costs	431	373
Stock-based compensation expense	4,944	4,779
Unrealized foreign currency exchange gain, net	(353)	(62)
Provisions for doubtful accounts receivable from customers	11,051	(1,651)
Loss on disposal of property, plant, and equipment, net of recoveries	350	189
Deferred income taxes	2,968	3,451
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,623	17,898
Finished goods inventories	68,294	82,086
Prepaid expenses and other assets	(1,970)	(15,008)
Accounts payable and other liabilities	(94,758)	(74,233)
Net cash provided by operating activities	64,107	84,180

Cash flows from investing activities:
Capital expenditures	(14,744)	(17,991)
Acquisitions of businesses, net of cash acquired	—	(143,704)
Disposals and recoveries from property, plant, and equipment	373	—
Net cash used in investing activities	(14,371)	(161,695)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	50,000	20,000
Payments on secured revolving credit facility	(50,000)	(18,965)
Repurchases of common stock	(25,195)	(46,627)
Dividends paid	(21,244)	(17,998)
Withholdings from vestings of restricted stock	(6,583)	(5,552)
Proceeds from exercises of stock options	4,769	1,626
Net cash used in financing activities	(48,253)	(67,516)

Effect of exchange rate changes on cash and cash equivalents	279	(49)
Net increase (decrease) in cash and cash equivalents	1,762	(145,080)
Cash and cash equivalents, beginning of period	178,494	299,358
Cash and cash equivalents, end of period	$180,256	$154,278

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear and related products under the Carter's, Child of Mine, Just One You, Precious Firsts, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies. As of March 31, 2018, the Company operated 1,039 retail stores.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the 2018 fiscal year ending December 29, 2018.

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

The accompanying condensed consolidated balance sheet as of December 30, 2017 was derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. As disclosed in Note 2, Basis of Presentation, and Note 3, Revenue Recognition, at the beginning of fiscal 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the full retrospective adoption method. The full retrospective method required the Company to apply the standard to the financial statements for the period of adoption as well as to each prior reporting period presented.

Accounting Policies

The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal 2018.

Revenue from Contracts with Customers (ASC No. 606)
At the beginning of fiscal 2018, the Company adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and all related amendments (“ASC 606”) using the full retrospective adoption method. Refer to Note 3, Revenue Recognition, for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company uses the five-step model to recognize revenue:

1)	Identify the contract with the customer

2)	Identity the performance obligation(s)

3)	Determine the transaction price

4)	Allocate the transaction price to each performance obligation if multiple obligations exist

5)	Recognize the revenue as the performance obligations are satisfied

Performance Obligations
The Company identifies each distinct performance obligation to transfer goods (or bundle of goods). The Company recognizes revenue when (or as) it satisfies a performance obligation by transferring control of the goods to the customer. Other than inbound and outbound freight and shipping arrangements, the Company does not use third parties to satisfy its performance obligations in revenue arrangements with customers.
When Performance Obligations Are Satisfied
Wholesale Revenues - The Company typically transfers control upon shipment. However, in certain arrangements where the Company retains the risk of loss during shipment, satisfaction of the performance obligation occurs when the goods reach the customer.
Retail Revenues - For transactions in stores, the Company satisfies its performance obligation at point of sale when the customer takes possession of the goods and tenders payment. The redemption of loyalty points under the Company's rewards program and redemptions of gift cards may be part of a transaction. For purchases made through the Company’s eCommerce channel, revenue is recognized when the goods are physically delivered to the customer.
The Company satisfies its performance obligations with licensees over time as customers have the right to use the intellectual property over the contract period.
Significant Payment Terms
Retail customers tender a form of payment, such as cash or a credit/debit card, at point of sale. For wholesale customers and licensees, payment is due based on established terms.
Returns and Refunds
The Company establishes return provisions for retail customers. It is the Company's policy not to accept returns from wholesale customers.
Significant Judgments
Sale of Goods - The Company relies on shipping terms to determine when performance obligations are satisfied. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment if there are no remaining performance obligations. The Company recognizes the revenue once control passes to the customer. For retail transactions, no significant judgments are involved since revenue is recognized at the point of sale when tender is exchanged and the customer receives the goods.
Royalty Revenues - The Company transfers the right-to-use benefit to the licensee for the contract term and therefore the Company satisfies its performance obligation over time. Revenue recognized for each reporting period is based on the greater of: 1) the royalties owed on actual net sales by the licensee and 2) a minimum royalty guarantee, if applicable.
Transaction Price - The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company may offer sales incentives to wholesale and retail customers, including discounts. For retail transactions, the Company has significant experience with return patterns and relies on this experience to estimate expected returns when determining the transaction price.
Standalone Selling Prices - For arrangements that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation on a relative standalone selling price basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Costs Incurred to Obtain a Contract - Incremental costs to obtain contracts are not material to the Company.
Policy Elections
In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:
Portfolio Approach - The Company uses the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition.
Taxes - The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.
Shipping and Handling Charges - Charges that are incurred before and after the customer obtains control of goods are deemed to be fulfillment costs.
Time Value of Money - The Company's payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.
Disclosure of Remaining Performance Obligations - The Company does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts that are one year or less in term.

Classification of Costs Related to Defined Benefit Pension and Other Post-retirement Benefit Plans (ASU 2017-07)

At the beginning of fiscal 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost ("ASU 2017-07").  ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer's statement of operations presents service cost arising in the current period in the same statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented on the statement of operations on a line item outside (or below) operating income. ASU 2017-07 affects only the classification of certain costs on the statement of operations, not the determination of costs. Net periodic pension costs related to the Company's frozen defined benefit pension plan and post-retirement medical benefit plan were not material for the first quarter of fiscal 2018 or prior periods. Prior period results have not been reclassified on the Company's statement of operations due to materiality.

Modifications to Share-based Compensation Awards (ASU 2017-09)

At the beginning of fiscal 2018, the Company adopted ASU No. 2017-09, Compensation-Stock Compensation Topic 718-Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance if the value, vesting conditions, or classification of an award changes. The Company has not modified any share-based payment awards. Should the Company modify share-based payment awards in the future, it will apply the provisions of ASU 2017-09.

Definition of a Business (ASU 2017-01)

At the beginning of fiscal 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 assists entities in determining if acquired assets constitute the acquisition of a business or the acquisition of assets for accounting and reporting purposes. This distinction is important because goodwill can only be recognized in an acquisition of a business. Prior to ASU 2017-01, if revenues were generated immediately before and after a transaction, the acquisition was typically considered a business. Under ASU 2017-01, entities are required to further assess the substance of the processes they acquire. Should the Company commence or complete an acquisition in future periods, it will apply the provisions of ASU 2017-01.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement of Cash Flows (ASU 2016-15)

At the beginning of fiscal 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that, if present, can impact classifications on the statement of cash flows. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 only impacted the classification of certain insurance proceeds on the Company consolidated statement of cash flows for the first quarter of fiscal 2018.

NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
At the beginning of fiscal 2018, the Company adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the full retrospective adoption method. Under the full retrospective method, the Company adjusted all periods in fiscal 2017 and fiscal 2016 to reflect the provisions of ASC 606, and retained earnings at January 2, 2016 (beginning of fiscal 2016) were adjusted for the cumulative effect for prior periods. Refer to the section "Revenue from Contracts with Customers (ASC No. 606)" in Note 2, Basis of Presentation, for changes to the Company's accounting policies due to the adoption of ASC 606.
ASC 606 affected the Company's retail channels as follows:

•
Accelerated the recognition of breakage revenue from unredeemed gift cards, which affected net sales, gross profit, income before income taxes, and net income on the Company's statement of operations. Basic and diluted net income per share were affected by $0.01 or less for each reporting period. Related gift card liabilities and income tax liabilities were also affected.

•
A portion of the estimated value of goods expected to be returned by customers were reclassified between net sales and cost of goods sold, with no net effect on gross profit, income before income taxes, or net income on the Company's statement of operations. Related reclassifications were also made between other current assets and other current liabilities on the Company's balance sheet.

The effects of retrospective adoption on the Company's consolidated Statement of Operations were as follows:

	First Quarter	Year	Year
(dollars in thousands, except per share data)	Fiscal 2017	Fiscal 2017	Fiscal 2016

Net sales	$72	$92	$(637)
Cost of goods sold	$182	$52	$(7)
Income before income taxes	$(110)	$40	$(630)
Net income	$(69)	$84	(397)

Basic net income per common share	$—	$—	$(0.01)
Diluted net income per common share	$—	$—	$—
The cumulative effect to the Company’s retained earnings at January 2, 2016 was an after-tax increase of approximately $0.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of adoption of ASC 606 on the Company’s consolidated balance sheet at December 30, 2017 were as follows:

(dollars in thousands)	As Previously Reported	ASC 606 Adjustments		As Amended for ASC 606
ASSETS
Prepaid expenses and other current assets	$49,892	$3,043	(1)	$52,935
Total current assets	$1,017,669	$3,043		$1,020,712
Total assets	$2,067,999	$3,043		$2,071,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$146,510	$2,624	(2)	$149,134
Total current liabilities	$328,624	$2,624		$331,248
Deferred income taxes	$84,848	$96		$84,944
Total liabilities	$1,210,906	$2,720		$1,213,626

Retained earnings	885,714	323	(3)	886,037
Total stockholder's equity	$857,093	$323		$857,416

Total liabilities and stockholders' equity	$2,067,999	$3,043		$2,071,042
(1) Reclassification of estimated inventory expected to be returned by customers through future sales refund transactions. This amount was reclassified from the returns reserve (current liability) to a current asset. Prior to the Company's adoption of ASC 606, the Company's returns reserve (current liability) was reported net of the estimated inventory expected to be returned by customers through sales refund transactions.
(2) Amount includes a reclassification of approximately $3.0 million for estimated inventory expected to be returned by customers, partially offset by a reclassification of approximately $0.4 million for gift card liabilities.
(3) Cumulative impact of approximately $0.6 million for after-tax adjustments to retained earnings at the beginning of fiscal 2016, offset by ASC 606 effects on fiscal 2017 and fiscal 2016 results of operations.

The retrospective adoption of ASC 606 at the beginning of fiscal 2018 also had the following effects on the Company’s unaudited condensed consolidated balance sheet at April 1, 2017:

(dollars in thousands)	As Previously Reported	ASC 606 Adjustments		As Amended for ASC 606
ASSETS
Prepaid expenses and other current assets	$46,153	$2,243	(1)	$48,396
Total current assets	$841,850	$2,243		$844,093
Total assets	$1,885,463	$2,243		$1,887,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$123,661	$1,973	(2)	$125,634
Total current liabilities	$225,047	$1,973		$227,020
Deferred income taxes	$133,552	$100		133,652
Total liabilities	$1,113,500	$2,073		$1,115,573

Retained earnings	$805,271	$170	(3)	$805,441
Total stockholder's equity	$771,963	$170		$772,133

Total liabilities and stockholders' equity	$1,885,463	$2,243		$1,887,706
(1) Reclassification of estimated inventory expected to be returned by customers through future sales refund transactions. This amount was reclassified from the returns reserve (current liability) to a current asset. Prior to the Company's adoption of ASC 606, the Company's returns reserve (current liability) was reported net of the estimated inventory expected to be returned by customers through sales refund transactions.
(2) Amount includes a reclassification of approximately $2.2 million for estimated inventory expected to be returned by customers, partially offset by an adjustment of approximately $0.3 million for gift card liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Cumulative impact of approximately $0.6 million for after-tax adjustments to retained earnings at the beginning of fiscal 2016, offset by ASC 606 impact on fiscal 2017 and fiscal 2016 results of operations.

Disaggregation of Revenue
The Company's sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for the first quarters of fiscal 2018 and 2017 were as follows:

	First Quarter Fiscal 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total

Wholesale channel	$—	$280,832	$37,713	$318,545
Direct-to-consumer	383,742	—	53,499	437,241
	$383,742	$280,832	$91,212	$755,786

Royalty income	$1,585	$5,845	$564	$7,994

	First Quarter Fiscal 2017
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total

Wholesale channel	$—	$292,555	$29,682	$322,237
Direct-to-consumer	363,842	—	46,748	410,590
	$363,842	$292,555	$76,430	$732,827

Royalty income	$3,268	$6,364	$926	$10,558

Accounts Receivable from Customers and Licensees
Accounts receivable, net of allowances, associated with revenue from customers and licensees were approximately $210.2 million, $226.0 million, and $194.4 million as of March 31, 2018, December 30, 2017, and April 1, 2017, respectively. Provisions for doubtful accounts receivable for the first quarter of fiscal 2018, full-year fiscal 2017, and first quarter of fiscal 2017 were approximately $11.1 million, $8.2 million, and $(1.7) million, respectively.

Contract Assets and Liabilities
The Company's contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	March 31, 2018	December 30, 2017	April 1, 2017

Contract liabilities-current:
Unredeemed gift cards	$10,903	$11,945	$10,569
Unredeemed customer loyalty program coupons	3,571	2,743	6,293
Total contract liabilities-current *	$14,474	$14,688	$16,862

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

* Included with Other current liabilities on the Company's consolidated balance sheet.

In the first quarters of fiscal 2018 and 2017, the Company recognized revenue of approximately $2.4 million and $5.7 million related to its contract liabilities that existed at December 30, 2017 and December 31, 2016, respectively.

Composition of Contract Liabilities
Unredeemed gift cards - the Company is obligated to transfer goods in the future to customers who have purchased gift cards. Periodic changes in the gift card contract liability result from the redemption of gift cards by customers and the recognition of estimated breakage revenue for those gift card balances that are not expected to be redeemed. The majority of our gift cards do not have an expiration date; however, all outstanding gift card balances are classified by the Company as current liabilities since gift cards are redeemable on demand by the valid holder.
Unredeemed loyalty program coupons - coupons earned by customers under the Company’s loyalty programs represent stand-ready obligations of the Company to transfer goods to the customer upon coupon redemption. Periodic changes in the loyalty program contract liability result from coupon redemptions and expirations. The earning and redemption cycles for our loyalty program are under one year in duration.

Remaining Performance Obligations
For contracts that are greater than one year, the following table discloses: 1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) at March 31, 2018, and 2) when the Company expects to recognize this revenue:

	Fiscal 2018	Fiscal 2019	Thereafter	Total
(in thousands)
Unearned gift card breakage	$389	$111	$23	$523
This disclosure does not include revenue related to performance obligations for the Company's loyalty program because the duration of the obligations is less than one year.

NOTE 4 – BUSINESS ACQUISITIONS IN FISCAL 2017

Based on their purchase prices and pre-acquisition operating results and assets, neither of the businesses acquired by the Company in fiscal 2017 met the materiality requirements for preparation and presentation of pro forma financial information, either individually or in the aggregate.

Skip Hop Acquisition

Carter's, Inc.'s wholly-owned subsidiary, The William Carter Company ("TWCC"), acquired 100% of the voting equity interests of Skip Hop Holdings, Inc. and subsidiaries (collectively "Skip Hop") after the close of business on February 22, 2017. The Skip Hop purchase was deemed to be the acquisition of a business under the provisions of ASC No. 805, Business Combinations. The Company's consolidated financial statements reflect the consolidation of the financial position, results of operations and cash flows of Skip Hop beginning February 23, 2017.

In the Company's unaudited condensed consolidated balance sheet at April 1, 2017, the preliminary purchase price of approximately $147.3 million, net of $0.8 million cash acquired, was comprised of the following acquired assets and assumed liabilities: $56.6 million of goodwill including an assembled workforce; $92.7 million of intangible assets comprised of a tradename and acquired customer relationships; $54.7 million of tangible assets acquired, including finished goods inventory of $28.6 million, accounts receivable of $20.4 million, property and equipment of $4.2 million; and $23.2 million of liabilities in addition to $33.5 million of deferred income tax liabilities.

The measurement period (as defined in ASC 805) for Skip Hop was complete at the end of fiscal 2017 and all measurement periods adjustments were reflected in the Company's consolidated balance sheet as of December 30, 2017. As a result of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

measurement period adjustments recorded between the acquisition date and the end of fiscal 2017, the net assets acquired consisted of the following: $46.0 million of goodwill including an assembled workforce; $104.1 million of intangible assets comprised of a tradename and acquired customer relationships; $53.9 million of tangible assets acquired; and $20.8 million of liabilities in addition to $36.3 million of deferred income tax liabilities. The adjusted purchase price of approximately $142.5 million, net of $0.8 million of cash acquired, includes a $3.6 million change in the fair value of an estimated contingent earn out liability.

During the first quarter of fiscal 2017, the Company incurred approximately $1.3 million in acquisition-related costs for the Skip Hop transaction.

Acquisition of Mexican Licensee

On August 1, 2017, the Company, through certain of its wholly-owned subsidiaries, acquired the outstanding equity of the Company's licensee in Mexico and a related entity (collectively "Carter's Mexico"). Both entities are incorporated under Mexican law. Prior to the acquisition, Carter's Mexico was primarily a licensee and wholesale customer of the Company. The Carter's Mexico purchase was deemed to be the acquisition of a business under the provisions of ASC No. 805, Business Combinations. The Company's consolidated financial statements reflect the consolidation of the financial position, results of operations and cash flows of Carter's Mexico beginning August 1, 2017. Carter's Mexico became part of the Company's International reportable segment.

As of December 30, 2017, preliminary values assigned to assets acquired included inventories of approximately $8.3 million, a customer relationships intangible asset of approximately $3.5 million, and goodwill of approximately $6.2 million. Measurement period adjustments made in the first quarter of fiscal 2018 were not material. The measurement period, as defined under the provisions of ASC 805, is still open for this acquisition due primarily to a pending working capital settlement.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	March 31, 2018	December 30, 2017	April 1, 2017
Cumulative foreign currency translation adjustments	$(23,047)	$(21,285)	$(26,677)
Pension and post-retirement obligations (1)	(7,808)	(7,808)	(7,116)
Total accumulated other comprehensive loss	$(30,855)	$(29,093)	$(33,793)

(1) Net of income taxes of $4.4 million, $4.4 million, and $4.2 million, respectively. The deferred income taxes associated with these obligations are subject to adjustments upon the Company's adoption of ASC 2018-02. See Note 16, Pending Adoption of Recent Accounting Pronouncements.

Changes in accumulated other comprehensive loss for the first quarter of fiscal 2018 consisted of other comprehensive losses of approximately $1.8 million for foreign currency translation adjustments. Changes in accumulated other comprehensive loss for the first quarter of fiscal 2017 consisted of other comprehensive income of approximately $0.9 million for foreign currency translation adjustments. During the first quarters of both fiscal 2018 and fiscal 2017, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill and intangible assets were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		March 31, 2018			December 30, 2017
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570		$136,570	$136,570		$136,570
Canada goodwill	Indefinite	41,106		41,106	42,223		42,223
Skip Hop goodwill	Indefinite	46,022		46,022	45,997		45,997
Carter's Mexico goodwill	Indefinite	6,310		6,310	5,634		5,634
Total goodwill		$230,008		$230,008	$230,424		$230,424

Carter's tradename	Indefinite	$220,233		$220,233	$220,233		$220,233
OshKosh tradename	Indefinite	85,500		85,500	85,500		85,500
Skip Hop tradename	Indefinite	56,800		56,800	56,800		56,800
Finite-life tradenames	2-20 years	3,550	$577	2,973	3,550	$532	3,018
Total tradenames, net		$366,083	$577	$365,506	$366,083	$532	$365,551

Skip Hop customer relationships	15 years	$47,300	$3,098	$44,202	$47,300	$2,304	$44,996
Carter's Mexico customer relationships	10 years	3,384	217	3,167	3,135	135	3,000
Total customer relationships, net		$50,684	$3,315	$47,369	$50,435	$2,439	$47,996

		April 1, 2017
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570		$136,570
Canada goodwill	Indefinite	39,800		39,800
Skip Hop goodwill	Indefinite	56,555		56,555
Total goodwill		$232,925		$232,925

Carter's tradename	Indefinite	$220,233		$220,233
OshKosh tradename	Indefinite	85,500		85,500
Skip Hop tradename	indefinite	56,800		56,800
Finite-life tradenames	2-20 years	42,009	$38,858	3,151
Total tradenames, net		$404,542	$38,858	$365,684

Skip Hop customer relationships, net	15 years	$35,900	$205	$35,695

Amortization expense for intangible assets subject to amortization was approximately $1.0 million and $0.3 million for the first fiscal quarter ended March 31, 2018 and first fiscal quarter ended April 1, 2017, respectively. Future amortization expense is estimated to be approximately $3.7 million for each of the next five fiscal years.

NOTE 7 – COMMON STOCK

OPEN MARKET SHARE REPURCHASES

On February 22, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases. The total aggregate remaining capacity under outstanding repurchase authorizations as of March 31, 2018 was approximately $560.4 million, based on settled repurchase transactions. The authorizations have no expiration date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Number of shares repurchased	221,313	543,944
Aggregate cost of shares repurchased (dollars in thousands)	$25,195	$46,627
Average price per share	$113.84	$85.72

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the first fiscal quarters ended March 31, 2018 and April 1, 2017, the Company paid cash dividends per share of $0.45 and $0.37, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

Provisions in the indenture governing the senior notes of TWCC and in TWCC's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock. Provisions related to the indenture governing the senior notes are described in the Company's Annual Report on Form 10-K for the 2017 fiscal year ended December 30, 2017.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	March 31, 2018	December 30, 2017	April 1, 2017
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(3,459)	(3,694)	(4,379)
Senior notes, net	396,541	396,306	395,621
Secured revolving credit facility	221,000	221,000	186,000
Total long-term debt, net	$617,541	$617,306	$581,621

Secured Revolving Credit Facility

On August 25, 2017, The William Carter Company ("TWCC"), a wholly-owned subsidiary of the Company, and a syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement.

The secured revolving credit facility provides: (i) a term for the facility lasting through August 22, 2022 and (ii) an aggregate credit line of $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the secured revolving credit facility includes the opportunity for incremental borrowing facilities up to $425 million, which is comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00.

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

As of March 31, 2018, the Company had $221.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of March 31, 2018, approximately $524.5 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.

As of March 31, 2018, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of March 31, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a borrowing rate of 3.25%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.

As of March 31, 2018, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

As of March 31, 2018, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as shown in the table above.

NOTE 9 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended
(dollars in thousands)	March 31, 2018	April 1, 2017
Stock options	$1,344	$1,244
Restricted stock:
Time-based awards	2,284	2,312
Performance-based awards	1,316	1,223
Total	$4,944	$4,779

On February 21, 2018, the Company's Board of Directors approved the issuance of the following new awards to certain key employees under the Company's existing stock-based compensation plan, subject to vesting: 233,748 stock options with an exercise price of $120.25 and grant-date fair value of $27.88 each; 311,528 shares of time-based restricted stock awards with a grant-date fair value of $120.25 each; and 43,768 shares of performance-based restricted stock awards with a grant-date fair value of $120.25 each.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first quarter of fiscal 2018, a total of 132,292 restricted stock awards (time- and performance-based) vested.

NOTE 10 – INCOME TAXES

As of March 31, 2018, the Company had gross unrecognized income tax benefits of approximately $13.9 million, of which $10.8 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at March 31, 2018 were approximately $1.8 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2018 or fiscal 2019 along with the effective income tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense.  During the fiscal quarters ended March 31, 2018 and April 1, 2017, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $1.1 million, $1.0 million, and $1.0 million of interest accrued on uncertain tax positions as of March 31, 2018, December 30, 2017, and April 1, 2017, respectively.

For the full fiscal year 2018, the Company estimates that its consolidated effective income tax rate will be approximately 22.0%.

U.S. Tax Reform

The provision for income taxes recognized by the Company during the fiscal fourth quarter of 2017 reflected certain provisional estimates for the accounting of the December 22, 2017 enactment of income tax law changes commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act"). The provisional accounting for the 2017 Act is permitted by SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, issued in late December 2017. Subsequent adjustments, if any, to the provisional accounting estimates must be reflected in income tax provisions/benefits during one or more periods in fiscal 2018.

During the fourth quarter of fiscal 2017, the Company recorded a provisional tax expense estimate for the one-time transition tax liability for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $10.4 million related to foreign earnings. The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that the Company previously deferred from United States income taxes. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. No adjustments were made to this provisional tax expense estimate during the first quarter of fiscal 2018. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable, but the related cumulative temporary difference as of December 30, 2017 and March 31, 2018 would not result in a material incremental deferred tax liability.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities that are remeasured at fair value each reporting period:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2018			December 30, 2017			April 1, 2017
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments (1)	$16.7	—	—	$16.7	—	—	$14.8	—	—

Liabilities
Contingent consideration (2)	—	—	—	—	—	—	—	—	$3.6

(1) Included in Other assets on the Company's consolidated balance sheet.
(2) Included in Other current liabilities on the Company's consolidated balance sheet.

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. Gains on the investments in marketable securities were not material for the fiscal quarter ended March 31, 2018, and were $0.7 million for the fiscal quarter ended April 1, 2017. These amounts are included in Other income, net on the Company's consolidated statement of operations.

CONTINGENT CONSIDERATION

The estimated fair value of contingent consideration related to the Skip Hop acquisition was based on a weighted payout probability.

FOREIGN EXCHANGE FORWARD CONTRACTS

Fair values for unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates) and are classified as Level 2 within the fair value hierarchy. At March 31, 2018 and December 31, 2017, the fair value of open foreign currency contracts was not material. At April 1, 2017, there were no open foreign currency contracts.

BORROWINGS

As of March 31, 2018, the fair value of the Company's $221.0 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at March 31, 2018 was approximately $410 million. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	46,772,737	48,322,692
Dilutive effect of equity awards	618,678	554,994
Diluted number of common and common equivalent shares outstanding	47,391,415	48,877,686

Basic net income per common share (in thousands, except per share data):
Net income	$42,469	$46,595
Income allocated to participating securities	(325)	(369)
Net income available to common shareholders	$42,144	$46,226

Basic net income per common share	$0.90	$0.96

Diluted net income per common share (in thousands, except per share data):
Net income	$42,469	$46,595
Income allocated to participating securities	(323)	(367)
Net income available to common shareholders	$42,146	$46,228

Diluted net income per common share	$0.89	$0.95

Anti-dilutive awards excluded from diluted earnings per share computation	137,980	530,697

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	March 31, 2018	December 30, 2017	April 1, 2017
Accrued bonuses and incentive compensation	$3,322	$27,566	$2,924
Income taxes payable	12,101	16,252	25,960
Accrued salaries and wages	11,745	4,264	11,616
Unredeemed gift cards	10,903	11,945	10,569
Accrued employee benefits	9,443	21,735	8,453
Accrued and deferred rent	18,093	18,213	17,022

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	March 31, 2018	December 30, 2017	April 1, 2017
Deferred lease incentives	$74,608	$75,104	$74,447

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 15 – SEGMENT INFORMATION

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated.

	Fiscal quarter ended
(dollars in thousands)	March 31, 2018	% of Total Net Sales	April 1, 2017	% of Total Net Sales
Net sales:
U.S. Wholesale	$280,832	37.1%	$292,555	39.9%
U.S. Retail	383,742	50.8%	363,843	49.7%
International	91,212	12.1%	76,429	10.4%
Total net sales	$755,786	100.0%	$732,827	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales
U.S. Wholesale (a)	$50,272	17.9%	$69,695	23.8%
U.S. Retail (b)	29,518	7.7%	29,790	8.2%
International	3,762	4.1%	3,685	4.8%
Corporate expenses (c) (d)	(23,243)		(24,714)
Total operating income	$60,309	8.0%	$78,456	10.7%

(a)	Includes approximately $12.8 million of charges related to a customer bankruptcy.

(b)	Includes insurance recoveries of approximately $0.4 million associated with storm-related store closures.

(c)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting, and audit fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(d) Includes the following charges:

Fiscal quarter ended
(dollars in millions)	April 1, 2017
Direct sourcing initiative	$239
Acquisition-related costs	$1,633

NOTE 16 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") on items within accumulated other comprehensive income or loss (AOCI-L) to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the 2017 Act, thereby leaving a "stranded" tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these "stranded" amounts from AOCI-L to retained earnings. ASU 2018-02 will be effective for the Company at the beginning of fiscal 2019, with early adoption permitted. The Company has amounts in its AOCI-L for defined benefit retirement plans that were recorded net of applicable income taxes, thus the Company anticipates the transfer of "stranded" tax amounts from its AOCI-L to retained earnings upon the adoption of ASU 2018-02. The effect of the adoption of ASU 2018-02 will not be material to the Company's financial position, and the adoption will have no impact on the Company's results of operations or cash flows.

Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2016-13 will be effective for the Company at the beginning of fiscal 2020 with early adoption permitted for fiscal 2019, including interim periods therein. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill Impairment Testing (ASU 2017-04)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an affected reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, ASU 2017-04 will be applied prospectively. Adoption for the Company will be effective for annual and interim impairment test performed beginning in fiscal 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

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

For additional information, refer to the Company's Annual Report on Form 10-K for the 2017 fiscal year ended December 30, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of March 31, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$84,566	$28,738	$66,952	$—	$180,256
Accounts receivable, net	—	177,579	29,451	14,156	—	221,186
Intercompany receivable	—	90,437	99,161	52,457	(242,055)	—
Finished goods inventories	—	240,105	214,172	52,853	(27,786)	479,344
Prepaid expenses and other current assets	—	18,973	20,813	14,511	—	54,297
Total current assets	—	611,660	392,335	200,929	(269,841)	935,083
Property, plant, and equipment, net	—	144,384	185,172	39,508	—	369,064
Goodwill	—	136,570	45,369	48,069	—	230,008
Tradenames, net	—	223,206	142,300	—	—	365,506
Customer relationships, net	—	—	44,203	3,166	—	47,369
Other assets	—	23,849	2,558	1,769	—	28,176
Intercompany long-term receivable	—	—	460,544	—	(460,544)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	854,814	1,061,836	238,525	—	(2,155,175)	—
Total assets	$854,814	$2,301,505	$1,511,006	$293,441	$(2,985,560)	$1,975,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$71,349	$33,204	$11,757	$—	$116,310
Intercompany payables	—	146,337	90,621	5,097	(242,055)	—
Other current liabilities	—	(5,116)	102,486	12,256	—	109,626
Total current liabilities	—	212,570	226,311	29,110	(242,055)	225,936

Long-term debt, net	—	617,541	—	—	—	617,541
Deferred income taxes	—	46,990	39,820	612	—	87,422
Intercompany long-term liability	—	460,544	—	—	(460,544)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	81,260	92,390	15,843	—	189,493
Stockholders' equity	854,814	882,600	1,052,485	247,876	(2,182,961)	854,814
Total liabilities and stockholders' equity	$854,814	$2,301,505	$1,511,006	$293,441	$(2,985,560)	$1,975,206

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$129,463	$10,030	$39,001	$—	$178,494
Accounts receivable, net	—	182,944	40,286	17,331	—	240,561
Intercompany receivable	—	87,702	162,007	58,980	(308,689)	—
Finished goods inventories	—	296,065	206,556	66,569	(20,468)	548,722
Prepaid expenses and other current assets	—	17,012	21,354	14,569	—	52,935
Total current assets	—	713,186	440,233	196,450	(329,157)	1,020,712
Property, plant, and equipment, net	—	147,858	189,511	40,555	—	377,924
Goodwill	—	136,570	45,368	48,486	—	230,424
Tradenames, net	—	223,251	142,300	—	—	365,551
Customer relationships, net	—	—	44,996	3,000	—	47,996
Other assets	—	23,884	2,392	2,159	—	28,435
Intercompany long-term receivable	—	—	441,294	—	(441,294)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	857,416	1,053,224	231,994	—	(2,142,634)	—
Total assets	$857,416	$2,397,973	$1,538,088	$290,650	$(3,013,085)	$2,071,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$115,658	$49,313	$17,143	$—	$182,114
Intercompany payables	—	215,573	91,697	1,419	(308,689)	—
Other current liabilities	—	11,805	122,989	14,340	—	149,134
Total current liabilities	—	343,036	263,999	32,902	(308,689)	331,248

Long-term debt, net	—	617,306	—	—	—	617,306
Deferred income taxes	—	46,619	37,647	678	—	84,944
Intercompany long-term liability	—	441,294	—	—	(441,294)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	71,834	92,570	15,724	—	180,128
Stockholders' equity	857,416	877,884	1,043,872	241,346	(2,163,102)	857,416
Total liabilities and stockholders' equity	$857,416	$2,397,973	$1,538,088	$290,650	$(3,013,085)	$2,071,042

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$108,944	$12,992	$32,342	$—	$154,278
Accounts receivable, net	—	168,560	32,642	5,505	—	206,707
Intercompany receivable	—	87,901	60,971	14,810	(163,682)	—
Finished goods inventories	—	197,022	205,335	48,934	(16,579)	434,712
Prepaid expenses and other current assets	—	16,386	20,129	11,881	—	48,396
Total current assets	—	578,813	332,069	113,472	(180,261)	844,093
Property, plant, and equipment, net	—	154,119	196,876	35,280	—	386,275
Goodwill	—	136,570	56,072	40,283	—	232,925
Tradenames, net	—	223,384	142,300	—	—	365,684
Customer relationships, net	—	—	35,695	—	—	35,695
Other assets	—	20,635	549	1,850	—	23,034
Intercompany long-term receivable	—	—	423,287	—	(423,287)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	772,133	905,567	146,266	—	(1,823,966)	—
Total assets	$772,133	$2,119,088	$1,333,114	$190,885	$(2,527,514)	$1,887,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$56,871	$34,820	$9,695	$—	$101,386
Intercompany payables	—	71,796	88,529	3,357	(163,682)	—
Other current liabilities	—	57,324	59,849	8,461	—	125,634
Total current liabilities	—	185,991	183,198	21,513	(163,682)	227,020
Long-term debt, net	—	581,621	—	—	—	581,621
Deferred income taxes	—	71,250	62,300	102	—	133,652
Intercompany long-term liability	—	423,287	—	—	(423,287)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,227	91,385	13,668	—	173,280
Stockholders' equity	772,133	788,712	896,231	155,602	(1,840,545)	772,133
Total liabilities and stockholders' equity	$772,133	$2,119,088	$1,333,114	$190,885	$(2,527,514)	$1,887,706

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended March 31, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$460,986	$426,463	$84,597	$(216,260)	$755,786
Cost of goods sold	—	329,999	251,082	45,601	(203,373)	423,309
Gross profit	—	130,987	175,381	38,996	(12,887)	332,477
Royalty income, net	—	6,927	3,820	—	(2,753)	7,994
Selling, general, and administrative expenses	—	41,816	215,166	31,502	(8,322)	280,162
Operating income (loss)	—	96,098	(35,965)	7,494	(7,318)	60,309
Interest expense	—	7,975	1,327	10	(1,327)	7,985
Interest income	—	(1,342)	—	(151)	1,327	(166)
(Income) loss in subsidiaries	(42,469)	26,012	(6,588)	—	23,045	—
Other expense (income), net	—	21	11	(414)	—	(382)
Income (loss) before income taxes	42,469	63,432	(30,715)	8,049	(30,363)	52,872
Provision (benefit) for income taxes	—	13,645	(4,703)	1,461	—	10,403
Net income (loss)	$42,469	$49,787	$(26,012)	$6,588	$(30,363)	$42,469

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$453,515	$395,850	$61,032	$(177,570)	$732,827
Cost of goods sold	—	330,634	228,947	37,429	(179,875)	417,135
Gross profit	—	122,881	166,903	23,603	2,305	315,692
Royalty income, net	—	8,430	4,125	—	(1,997)	10,558
Selling, general, and administrative expenses	—	40,932	189,504	26,271	(8,913)	247,794
Operating income (loss)	—	90,379	(18,476)	(2,668)	9,221	78,456
Interest expense	—	6,973	1,369	89	(1,327)	7,104
Interest income	—	(1,439)	—	(27)	1,327	(139)
(Income) loss in subsidiaries	(46,595)	21,101	2,449	—	23,045	—
Other (income) expense, net	—	(368)	368	(221)	—	(221)
Income (loss) before income taxes	46,595	64,112	(22,662)	(2,509)	(13,824)	71,712
Provision (benefit) for income taxes	—	26,738	(1,559)	(62)	—	25,117
Net income (loss)	$46,595	$37,374	$(21,103)	$(2,447)	$(13,824)	$46,595

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended March 31, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$42,469	$49,787	$(26,012)	$6,588	$(30,363)	$42,469
Foreign currency translation adjustments	(1,762)	(1,762)	(1,762)	(1,762)	5,286	(1,762)
Comprehensive income (loss)	$40,707	$48,025	$(27,774)	$4,826	$(25,077)	$40,707

For the fiscal quarter ended April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$46,595	$37,374	$(21,103)	$(2,447)	$(13,824)	$46,595
Foreign currency translation adjustments	947	947	947	947	(2,841)	947
Comprehensive income (loss)	$47,542	$38,321	$(20,156)	$(1,500)	$(16,665)	$47,542

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the fiscal quarter ended March 31, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$63,298	$(19,112)	$19,921	$—	$64,107

Cash flows from investing activities:
Capital expenditures	—	(4,698)	(7,569)	(2,477)	—	(14,744)
Intercompany investing activity	48,253	(4,829)	2,991	24	(46,439)	—
Disposals and recoveries from property, plant, and equipment	—	—	369	4	—	373
Net cash provided by (used in) investing activities	48,253	(9,527)	(4,209)	(2,449)	(46,439)	(14,371)

Cash flows from financing activities:
Intercompany financing activity	—	(98,668)	42,029	10,200	46,439	—
Borrowings under secured revolving credit facility	—	50,000	—	—	—	50,000
Payments on secured revolving credit facility	—	(50,000)	—	—	—	(50,000)
Dividends paid	(21,244)	—	—	—	—	(21,244)
Repurchases of common stock	(25,195)	—	—	—	—	(25,195)
Withholdings from vestings of restricted stock	(6,583)	—	—	—	—	(6,583)
Proceeds from exercises of stock options	4,769	—	—	—	—	4,769
Net cash (used in) provided by financing activities	(48,253)	(98,668)	42,029	10,200	46,439	(48,253)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	279	—	279
Net (decrease) increase in cash and cash equivalents	—	(44,897)	18,708	27,951	—	1,762
Cash and cash equivalents, beginning of period	—	129,463	10,030	39,001	—	178,494
Cash and cash equivalents, end of period	$—	$84,566	$28,738	$66,952	$—	$180,256

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended April 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$101,915	$(13,680)	$(4,055)	$—	$84,180

Cash flows from investing activities:
Capital expenditures	—	(6,503)	(9,548)	(1,940)	—	(17,991)
Intercompany investing activity	68,551	(3,926)	—	—	(64,625)	—
Acquisitions of businesses, net of cash acquired	—	(144,520)	746	70	—	(143,704)
Net cash provided by (used in) investing activities	68,551	(154,949)	(8,802)	(1,870)	(64,625)	(161,695)

Cash flows from financing activities:
Intercompany financing activity	—	(87,078)	23,657	(1,204)	64,625	—
Borrowings under secured revolving credit facility	—	20,000	—	—	—	20,000
Payment on secured revolving credit facility	—	—	—	(18,965)	—	(18,965)
Dividends Paid	(17,998)	—	—	—	—	(17,998)
Repurchases of common stock	(46,627)	—	—	—	—	(46,627)
Withholdings from vestings of restricted stock	(5,552)	—	—	—	—	(5,552)
Proceeds from exercises of stock options	1,626	—	—	—	—	1,626
Net cash (used in) provided by financing activities	(68,551)	(67,078)	23,657	(20,169)	64,625	(67,516)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(49)	—	(49)
Net (decrease) increase in cash and cash equivalents	—	(120,112)	1,175	(26,143)	—	(145,080)
Cash and cash equivalents, beginning of period	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of period	$—	$108,944	$12,992	$32,342	$—	$154,278

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2018 or any other future period, assessment of our performance and financial position, and drivers of our sales and earnings growth. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.

OVERVIEW

We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh ("OshKosh"), and a leading baby and young child lifestyle brand, Skip Hop. Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel and accessories for children sizes newborn to 14. Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel and accessories for children sizes newborn to 14, with a focus on playclothes for toddlers and young children. We acquired the Skip Hop brand in February 2017. Established in 2003, the Skip Hop brand takes durable childhood necessities and re-thinks, re-energizes, and re-imagines them to produce higher value, superior quality, and top-performance goods for parents, babies, and toddlers.

We market high-quality products and accessories at an attractive value proposition for consumers, and offer multiple product categories. Our multi-channel international business model - which includes retail stores, eCommerce and wholesale sales channels - enables us to reach a broad range of consumers around the world. We have extensive experience in the young children's apparel and accessories market and focus on delivering products that satisfy our consumers' needs.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2017 fiscal year ended December 30, 2017.

Segments

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017

Net sales
U.S. Retail	50.8%	49.7%
U.S. Wholesale	37.2%	39.9%
International	12.1%	10.4%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	56.0%	56.9%

Gross margin	44.0%	43.1%
Royalty income	1.1%	1.4%
Selling, general, and administrative expenses	37.1%	33.8%

Operating income	8.0%	10.7%
Interest expense	1.1%	0.9%
Interest income	n/m	n/m
Other income, net	(0.1)%	n/m

Income before income taxes	7.0%	9.8%
Provision for income taxes	1.4%	3.4%
Net income	5.6%	6.4%

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

COMPARABLE RETAIL SALES METRICS

Effective in the first quarter of fiscal 2018, we transitioned to disclosing a total comparable retail sales metric.  This change aligns with how management views and measures our retail business. We believe it reflects our maturing omni-channel strategy and consumers’ increasing opportunity to shop with us both in stores and on-line.

The method of calculating sales metrics varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.

FIRST FISCAL QUARTER ENDED MARCH 31, 2018 COMPARED TO FIRST FISCAL QUARTER ENDED APRIL 1, 2017

CONSOLIDATED NET SALES

In the first quarter of fiscal 2018, consolidated net sales increased $23.0 million, or 3.1%, to $755.8 million from $732.8 million in the first quarter of fiscal 2017. The increase for the first quarter in fiscal 2018 was primarily driven by growth in our U.S. Retail and International segments and contributions from the 2017 Skip Hop and Mexico licensee acquisitions, partially offset by a net sales decline in our U.S. Wholesale segment. Changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017, had a favorable impact on our consolidated net sales of approximately $2.8 million.

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Fiscal quarter ended
(dollars in thousands)	March 31, 2018	% of Total	April 1, 2017	% of Total

Net sales:
U.S. Retail	$383,742	50.8%	$363,843	49.7%
U.S. Wholesale	280,832	37.1%	292,555	39.9%
International	91,212	12.1%	76,429	10.4%
Total net sales	$755,786	100.0%	$732,827	100.0%

Note: Percentages may not be additive due to rounding.

U.S. RETAIL SALES

Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

U.S. Retail Stores

Store count at December 30, 2017	830
Openings during first quarter fiscal 2018	9
Closings during first quarter fiscal 2018	(21)
Store count at March 31, 2018	818

Approximate store projections for all of fiscal 2018:
Openings	53
Closings	(39)
Net increase projected	14

Comparable Net Sales for our U.S. Retail segment

Comparable net sales in our U.S. Retail segment increased 3.0% during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. This increase was primarily due to eCommerce sales growth, partially offset by a decline in comparable retail store net sales as a result of lower traffic, slightly offset by the timing of the Easter holiday.

Sales Results

U.S. Retail segment net sales increased approximately $19.9 million, or 5.5%, in the first quarter of fiscal 2018 to $383.7 million from $363.8 million in the first quarter of fiscal 2017. This increase in net sales primarily reflected a/an:

•	Increase of $15.9 million from new stores that are not yet comparable;

•	Increase of $12.0 million from comparable eCommerce sales, including Skip Hop branded products;

•	Decrease of $6.9 million due to the effect of store closings; and

•	Decrease of $0.9 million in comparable store sales.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

U.S. WHOLESALE SALES

U.S. Wholesale segment net sales decreased approximately $11.7 million, or 4.0%, in the first quarter of fiscal 2018 to $280.8 million from $292.6 million in the first quarter of fiscal 2017. This decline reflected a 7.0% decrease in the number of units shipped and a 4.0% increase in the average price per unit, primarily due to a decrease in demand for Carter's and OshKosh products, partially offset by sales of Skip Hop branded products. Net sales in the 2018 period were also negatively impacted by a customer bankruptcy.

INTERNATIONAL SALES

International segment net sales increased approximately $14.8 million, or 19.3%, in the first quarter of fiscal 2018 to $91.2 million from $76.4 million in the first quarter of fiscal 2017. Changes in foreign currency exchange rates used for translation had a favorable impact on International segment net sales of approximately $2.8 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.

The $14.8 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $11.5 million related to business acquisitions;

•	Increase of $5.2 million from our company-operated retail stores in Canada; and

•	Decrease of $1.5 million from international wholesale customers across various markets.

Compared to the first quarter of fiscal 2017, our Canadian comparable retail sales increased 3.6% in the first quarter of fiscal 2018.

Store Count Data for Company-Operated Retail Stores in our International Segment

	Canada Retail Stores	Mexico Retail Stores

Store count at December 31, 2017	179	41
Openings in first quarter fiscal 2018	—	1
Store count at March 31, 2018	179	42

Approximate new store projections for all of fiscal 2018:
Openings	11	7
Net increase projected	11	7

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 43.1% in the first quarter of fiscal 2017 to 44.0% in the first quarter of fiscal 2018. Our consolidated gross profit increased $16.8 million, or 5.3%, to $332.5 million in the first quarter of fiscal 2018 from $315.7 million in the first quarter of fiscal 2017. These increases were primarily due to favorable product costs, increases in higher margin retail channels, and favorable foreign exchange fluctuations, partially offset by lower margins in our wholesale channels and higher provisions for inventory.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Royalty income from these brands for the first quarter of fiscal 2018 decreased $2.6 million, or 24.3%, to $8.0 million from $10.6 million in the first quarter of fiscal 2017. The decrease was primarily attributable to insourcing certain formerly licensed products, and the absence of royalty income from our recently acquired Mexico licensee, partially offset by sales growth from domestic licensees.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

Consolidated SG&A expenses in the first quarter of fiscal 2018 increased $32.4 million, or 13.1%, to $280.2 million from $247.8 million in the first quarter of fiscal 2017. As a percentage of net sales, SG&A expenses increased from 33.8% in the first quarter of fiscal 2017 to 37.1% in the first quarter of fiscal 2018.

The increases in SG&A expenses in the first quarter of fiscal 2018 primarily reflected a:

•	$12.8 million in expenses related to a customer bankruptcy in the first quarter of fiscal 2018;

•	$4.9 million increase in expenses related to eCommerce operations;

•	$4.4 million increase in expenses related to acquired businesses;

•	$3.8 million increase in expenses related to retail store operations;

•	$3.3 million increase in expenses related to freight and distribution expenses;

•	$3.3 million increase in expenses related to marketing and brand management;

•	$2.0 million increase in other general and administrative expenses; and

•	$1.6 million decrease in professional fees related to business acquisitions.

OPERATING INCOME

Consolidated operating income decreased $18.1 million, or 23.1%, to $60.3 million in the first quarter of fiscal 2018 from $78.5 million in the first quarter of fiscal 2017.

Consolidated operating margin decreased from 10.7% in the first quarter of fiscal 2017 to 8.0% in the first quarter of fiscal 2018.

The table below summarizes the changes in each of our segment's operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Wholesale	U.S. Retail	International	Unallocated Corporate Expenses	Total
Operating income (loss) for first quarter of fiscal 2017	$69,695	$29,790	$3,685	$(24,714)	$78,456
Favorable (unfavorable) change in the first quarter of fiscal 2018
Gross profit	(3,634)	13,012	7,398	9	16,785
Royalty income	(519)	(1,683)	(362)	—	(2,564)
SG&A expenses	(15,270)	(11,601)	(6,959)	1,462	(32,368)
Operating income (loss) for first quarter of fiscal 2018	$50,272	$29,518	$3,762	$(23,243)	$60,309

The following table presents changes between the first quarter of fiscal 2017 and the first quarter of fiscal 2018 in the operating margin for each of our three operating segments. The primary drivers of these changes are presented in terms of the difference in each driver's margin (based on net sales) between the respective periods, in each case expressed in basis points ("bps").

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	U.S. Wholesale	U.S. Retail	International
Operating margin for the first quarter of fiscal 2017	23.8%	8.2%	4.8%
Favorable (unfavorable) bps change in the first quarter of fiscal 2018
Gross profit	—	60 bps	120 bps
Royalty income	(10) bps	(50) bps	(60) bps
SG&A expenses	(580) bps	(60) bps	(130) bps
Operating margin for the first quarter of fiscal 2018	17.9%	7.7%	4.1%
	(a)	(b)	(c)

(a) U.S. Wholesale segment operating income in the first quarter of fiscal 2018 decreased $19.4 million, or 27.9%, to $50.3 million from $69.7 million in the first quarter of fiscal 2017. The segment's operating margin decreased 590 bps from 23.8% in the first quarter of fiscal 2017 to 17.9% in the first quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	580 bps increase in SG&A expenses, primarily due to a:

•	470 bps increase in provision for accounts receivable due to a customer bankruptcy;

•	40 bps increase in distribution and freight expenses; and

•	20 bps increase in marketing and brand management expenses.

(b) U.S. Retail segment operating income decreased by $0.3 million, or 0.9%, to $29.5 million in the first quarter of fiscal 2018 from $29.8 million in the first quarter of fiscal 2017. This segment's operating margin decreased 50 bps from 8.2% in the first quarter of fiscal 2017 to 7.7% in the first quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	60 bps increase in gross profit, primarily due to growth in higher-margin eCommerce business and lower product costs;

•	50 bps decrease in royalty income due to a reduction in the number of licensees;

•	60 bps increase in SG&A expenses, primarily due to a:

•	120 bps increase in expenses related to eCommerce initiatives;

•	50 bps increase in marketing and brand management expenses; and

•	80 bps decrease in expenses associated with retail stores.

(c) International segment operating income increased by $0.1 million, or 2.1%, to $3.8 million in the first quarter of fiscal 2018 from $3.7 million in the first quarter of 2017. This segment's operating margin decreased 70 bps from 4.8% in the first quarter of fiscal 2017 to 4.1% in the first quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	120 bps increase in gross profit primarily due to contribution from Carter's Mexico, partially offset by unfavorable channel mix;

•	120 bps increase in SG&A expenses, primarily due to a:

•	200 bps increase in selling, general and administrative expenses;

•	110 bps increase in distribution and freight expenses;

•	140 bps decrease in expenses associated with eCommerce;

•	60 bps decrease in expenses associated with retail stores; and

•	60 bps decrease in royalty income due to a reduction in the number of licensees that pay royalties, including the acquisition of our former licensee in Mexico.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased by $1.5 million, or 6.0%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily due to lower costs for acquisitions. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased from 3.4% in the first quarter of fiscal 2017 to 3.1% in the first quarter of fiscal 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

INTEREST EXPENSE

Interest expense and effective interest rate calculations include the amortization of certain debt issuance costs.

Interest expense in the first quarters of fiscal 2018 and 2017 was approximately $8.0 million and $7.1 million, respectively. Weighted-average borrowings for the first quarter of fiscal 2018 were approximately $652.9 million with an effective interest rate of 4.81%, compared to weighted-average borrowings for the first quarter of fiscal 2017 of $608.5 million with an effective interest rate of 4.56%. The increase in weighted-average borrowings during the first quarter of fiscal 2018 was attributable to additional net borrowings under our secured revolving credit facility.

The increase in the weighted-average interest rate for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was due primarily to a higher LIBOR rate for the outstanding borrowings on our variable-rate secured revolving credit facility during the 2018 period.

On our consolidated balance sheet, unamortized debt issuance costs associated with our senior notes are presented as a direct reduction in the carrying value of the associated debt liability for all periods presented. See Note 8, Long-term Debt.

OTHER INCOME, NET

Other income, net is comprised primarily of gains and losses on foreign currency transactions and, if utilized during a reporting period, gains and losses on foreign currency forward contracts.

INCOME TAXES

Our consolidated effective income tax rate for the first quarter of fiscal 2018 was 19.7% compared to 35.0% for the first quarter of fiscal 2017. The lower effective rate in fiscal 2018 was due mainly to a lower corporate income tax rate and other changes in U.S. tax law commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act"). For full year fiscal 2018, we estimate our annual consolidated effective income tax rate will be approximately 22%.

Our provision for income taxes for the fourth quarter of fiscal 2017 reflected certain provisional estimates for the accounting of the December 22, 2017 enactment of the 2017 Act. The provisional accounting for the 2017 Act is permitted by SEC Staff Accounting Bulletin No. 118 issued in late December 2017. Subsequent adjustments, if any, to the provisional accounting estimates must be reflected in income tax provisions/benefits during one or more periods in fiscal 2018. At this time, the Company cannot predict the impact that adjustments, if any, to these provisional amounts may have on our effective annual income tax rate for fiscal 2018. See Note 10, Income Taxes.

NET INCOME

Our consolidated net income for the first quarter of fiscal 2018 decreased by $4.1 million, or 8.9%, to $42.5 million compared to $46.6 million in the first quarter of fiscal 2017. This change was due to the factors previously discussed.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources and access to capital markets will fund our ongoing requirements for the foreseeable future. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.

As of March 31, 2018, the Company had approximately $180.3 million of cash and cash equivalents in major financial institutions, including approximately $64.1 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at March 31, 2018 were $221.2 million compared to $206.7 million at April 1, 2017 and $240.6 million at December 30, 2017. The overall increase of $14.5 million, or 7.0%, at March 31, 2018 compared to April 1, 2017 primarily reflected acquisitions and timing of customer payments, partially offset by lower royalty receivables and fully-reserved receivables from a bankrupt customer. Due to the seasonal nature of our operations, the net accounts receivable balance at March 31, 2018 is not comparable to the net accounts receivable balance of $240.6 million at December 30, 2017.

Inventories at March 31, 2018 were $479.3 million compared to $434.7 million at April 1, 2017 and $548.7 million at December 30, 2017. The increase of $44.6 million, or 10.3%, at March 31, 2018 compared to April 1, 2017 primarily reflected business growth, including acquisitions. Due to the seasonal nature of our operations, the inventories balance at March 31, 2018 is not comparable to the inventories balance of $548.7 million at December 30, 2017.

CASH FLOW

Net cash provided by operating activities for the first quarter of fiscal 2018 was $64.1 million compared to net cash provided by operating activities of $84.2 million in the first quarter of fiscal 2017. This decrease for the first quarter of fiscal 2018 was due primarily to lower net income and the timing of working capital changes.

Net cash used in investing activities was $14.4 million for the first quarter of fiscal 2018 compared to $161.7 million in the first quarter of fiscal 2017. Cash used for investing activities during the first quarter of fiscal 2017 included a net amount of $143.7 million for the acquisition of Skip Hop. Capital expenditures were $14.7 million in the first quarter of fiscal 2018 compared to $18.0 million in the first quarter of fiscal 2017, reflecting fewer new store openings in the 2018 fiscal period. Capital spending in the first quarter of fiscal 2018 included approximately $8.6 million for our U.S. and international retail store openings and re-modelings, $4.2 million for information technology initiatives, $1.4 million for distribution and office facilities, and $0.2 million for wholesale fixtures.

We plan to invest approximately $100 million in total capital expenditures for all of fiscal 2018, primarily for our U.S. and international retail store openings and re-modelings, information technology initiatives, and distribution facilities.

Net cash used in financing activities was $48.3 million in the first quarter of fiscal 2018 compared to $67.5 million in the first quarter of fiscal 2017. The net decrease in cash used for the 2018 period primarily reflected decreases in repurchases of our common stock.

SECURED REVOLVING CREDIT FACILITY

Our amended and restated secured revolving credit facility provides liquidity that can be used as needed for our ongoing working capital purposes and general corporate purposes. This facility provides for (i) a $650 million U.S. dollar revolving facility (including a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million) available for borrowings in U.S. dollars and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. Our secured revolving credit facility also includes the opportunity for incremental facilities in an aggregate amount not to exceed $425 million (with the aggregate U.S. dollar amount not to exceed $350 million and the aggregate multicurrency amount not to exceed $75 million). The U.S. dollar incremental facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined) does not exceed 2.25:1.00.

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

As of March 31, 2018, we had $221.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of March 31, 2018, approximately $524.5 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.

The interest rate margins applicable to our secured revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of March 31, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a borrowing rate of 3.25%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.

As of March 31, 2018, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of March 31, 2018, our wholly-owned operating subsidiary The William Carter Company ("TWCC") had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $3.5 million, $3.7 million and $4.4 million unamortized issuance-related debt costs at March 31, 2018, December 30, 2017 and April 1, 2017, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

In the first quarter of fiscal 2018, the Company repurchased and retired 221,313 shares in open market transactions for approximately $25.2 million at an average price of $113.84 per share. In the first quarter of fiscal 2017, the Company repurchased and retired 543,944 shares in open market transactions for approximately $46.6 million, at an average price of $85.72 per share.

The total remaining capacity under all remaining repurchase authorizations as of March 31, 2018 was approximately $560.4 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first quarter of fiscal 2018, we paid quarterly cash dividends of $0.45 per share. In the first quarter of fiscal 2017, we paid quarterly cash dividends of $0.37 per share. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

As disclosed in our most recent Annual Report on Form 10-K for the 2017 fiscal year ended December 30, 2017, provisions in our secured revolving credit facility and indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.

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

Our critical accounting policies and estimates are described under the heading "Critical Accounting Policies and Estimates" in Item 7 of our most recent Annual Report on Form 10-K for the 2017 fiscal year ended December 30, 2017. Our critical accounting policies and estimates are those policies that require management's most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K, except for the effects that the adoption of ASC 606, Revenue from Contracts with Customers, had on our policies as disclosed under the header "Adoption of New Accounting Pronouncements At the Beginning of Fiscal 2018" in Note 2, Basis of Presentation, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Fluctuations in currency exchange rates, primarily between the U.S. dollar and the currencies of Canada, Mexico, China, Hong Kong, and the United Kingdom, may affect our results of operations, financial position, and cash flows. Transactions by certain foreign subsidiaries may be denominated in currencies other than that entity's functional currency. Foreign currency transaction gains and losses also include the impact of non-current intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within Other income/expense, net.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our variable rate borrowings outstanding as of March 31, 2018 were $221.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $2.2 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or which are reasonably likely to materially affect, Internal
Control.

There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended March 31, 2018.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Form 10-K for the 2017 fiscal year ended December 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the first quarter of fiscal 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

December 31, 2017 through January 27, 2018	45,584	$118.45	45,584	$580,241,620

January 28, 2018 through February 24, 2018	79,589	$120.09	47,449	$574,544,506

February 25, 2018 through March 31, 2018	151,304	$112.37	128,280	$560,446,687

Total	276,477		221,313

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 55,164 shares surrendered between December 31, 2017 and March 31, 2018.

(2)
Share purchases during the first quarter of fiscal 2018 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

CARTER’S, INC.

April 26, 2018	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

April 26, 2018	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)