Form 10-Q
period 2018-06-30
CARTERS INC
filed 2018-07-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 20, 2018
Common stock, par value $0.01 per share	46,470,329

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018, December 30, 2017 and July 1, 2017	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended June 30, 2018 and July 1, 2017	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended June 30, 2018 and July 1, 2017	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the two fiscal quarters ended June 30, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended June 30, 2018 and July 1, 2017	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4	Controls and Procedures	47

Part II. Other Information

Item 1	Legal Proceedings	48
Item 1A	Risk Factors	48
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3	Defaults upon Senior Securities	50
Item 4	Mine Safety Disclosures	50
Item 5	Other Information	50
Item 6	Exhibits	50

Signatures		51

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2018	December 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,202	$178,494	$173,564
Accounts receivable, net	152,517	240,561	165,183
Finished goods inventories	663,263	548,722	610,423
Prepaid expenses and other current assets	51,955	52,935	46,402
Total current assets	1,050,937	1,020,712	995,572
Property, plant, and equipment, net of accumulated depreciation of $430,834, $404,173, and $384,881, respectively	364,223	377,924	382,472
Tradenames, net	365,817	365,551	365,639
Goodwill	228,555	230,424	231,709
Customer relationships, net	46,222	47,996	35,096
Other assets	27,775	28,435	23,246
Total assets	$2,083,529	$2,071,042	$2,033,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$216,931	$182,114	$217,340
Other current liabilities	95,685	149,134	96,460
Total current liabilities	312,616	331,248	313,800

Long-term debt, net	682,778	617,306	661,846
Deferred income taxes	85,755	84,944	133,273
Other long-term liabilities	192,051	180,128	174,867
Total liabilities	$1,273,200	$1,213,626	$1,283,786

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 30, 2018, December 30, 2017, and July 1, 2017	—	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 46,565,443, 47,178,346 and 47,971,577 shares issued and outstanding at June 30, 2018, December 30, 2017 and July 1, 2017, respectively	466	472	480
Accumulated other comprehensive loss	(35,532)	(29,093)	(30,653)
Retained earnings	845,395	886,037	780,121
Total stockholders' equity	810,329	857,416	749,948
Total liabilities and stockholders' equity	$2,083,529	$2,071,042	$2,033,734

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$696,197	$691,751	$1,451,983	$1,424,578
Cost of goods sold	386,239	388,504	809,548	805,639
Gross profit	309,958	303,247	642,435	618,939
Royalty income, net	10,355	11,210	18,349	21,768
Selling, general, and administrative expenses	263,343	250,146	543,505	497,940
Operating income	56,970	64,311	117,279	142,767
Interest expense	7,937	7,194	15,922	14,298
Interest income	(225)	(79)	(391)	(219)
Other expense (income), net	975	(544)	593	(765)
Income before income taxes	48,283	57,740	101,155	129,453
Provision for income taxes	11,015	19,947	21,418	45,065
Net income	$37,268	$37,793	$79,737	$84,388

Basic net income per common share	$0.80	$0.78	$1.70	$1.74
Diluted net income per common share	$0.79	$0.77	$1.68	$1.72
Dividend declared and paid per common share	$0.45	$0.37	$0.90	$0.74

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$37,268	$37,793	$79,737	$84,388
Other comprehensive income:
Foreign currency translation adjustments	(4,677)	3,140	(6,439)	4,087
Comprehensive income	$32,591	$40,933	$73,298	$88,475

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity

Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	142,087	2	7,374	—	—	7,376
Withholdings from vesting of restricted stock	(55,933)	(1)	(6,666)	—	—	(6,667)
Restricted stock activity	121,570	1	(1)	—	—	—
Stock-based compensation expense	—	—	10,266	—	—	10,266
Repurchase of common stock	(820,627)	(8)	(10,973)	—	(78,112)	(89,093)
Cash dividends declared and paid	—	—	—	—	(42,267)	(42,267)
Comprehensive income	—	—	—	(6,439)	79,737	73,298
Balance at June 30, 2018	46,565,443	$466	$—	$(35,532)	$845,395	$810,329

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$79,737	$84,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	41,989	39,705
Amortization of intangible assets	1,845	892
Amortization of debt issuance costs	865	749
Stock-based compensation expense	10,266	9,646
Unrealized foreign currency exchange loss (gain), net	202	(555)
Provisions for doubtful accounts receivable from customers	11,511	605
Loss on disposal of property, plant, and equipment, net of recoveries	478	221
Deferred income taxes	1,400	3,109
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	76,364	56,610
Finished goods inventories	(117,469)	(91,446)
Prepaid expenses and other assets	129	(13,151)
Accounts payable and other liabilities	(4,254)	16,560
Net cash provided by operating activities	103,063	107,333

Cash flows from investing activities:
Capital expenditures	(31,750)	(34,276)
Acquisitions of businesses, net of cash acquired	96	(143,704)
Disposals and recoveries from property, plant, and equipment	373	—
Net cash used in investing activities	(31,281)	(177,980)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	150,000	100,000
Payments on secured revolving credit facility	(85,000)	(18,965)
Repurchases of common stock	(89,093)	(98,236)
Dividends paid	(42,267)	(35,831)
Withholdings from vestings of restricted stock	(6,667)	(5,590)
Proceeds from exercises of stock options	7,376	3,122
Net cash used in financing activities	(65,651)	(55,500)

Effect of exchange rate changes on cash and cash equivalents	(1,423)	353
Net increase (decrease) in cash and cash equivalents	4,708	(125,794)
Cash and cash equivalents, beginning of period	178,494	299,358
Cash and cash equivalents, end of period	$183,202	$173,564

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY

Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear and related products under the Carter's, Child of Mine, Just One You, Precious Firsts, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies. As of June 30, 2018, the Company operated 1,049 retail stores in the United States, Canada, and Mexico.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and two fiscal quarters ended June 30, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 29, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Classification of Costs Related to Defined Benefit Pension and Other Post-retirement Benefit Plans (ASU 2017-07)

At the beginning of fiscal 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost ("ASU 2017-07").  ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer's statement of operations presents service cost arising in the current period in the same statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented on the statement of operations on a line item outside (or below) operating income. ASU 2017-07 affects only the classification of certain costs on the statement of operations, not the determination of costs. Net periodic pension costs related to the Company's frozen defined benefit pension plan and post-retirement medical benefit plan were not material for the second quarter of fiscal 2018, two fiscal quarters of 2018, or prior periods. Prior period results have not been reclassified on the Company's statement of operations due to materiality.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement of Cash Flows (ASU 2016-15)

At the beginning of fiscal 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that, if present, can impact classifications on the statement of cash flows. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 only impacted the classification of certain insurance proceeds on the Company's consolidated statement of cash flows for the first two quarters of fiscal 2018.

NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
At the beginning of fiscal 2018, the Company adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and related amendments ("ASC 606") using the full retrospective adoption method. Under the full retrospective method, the Company adjusted all periods in fiscal 2017 and fiscal 2016 to reflect the provisions of ASC 606, and retained earnings at January 2, 2016 (beginning of fiscal 2016) were adjusted for the cumulative effect for prior periods. Refer to the section "Revenue from Contracts with Customers (ASC No. 606)" in Note 2, Basis of Presentation, for changes to the Company's accounting policies due to the adoption of ASC 606.
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

The effects of retrospective adoption on the Company's consolidated Statement of Operations were as follows:

	Second Quarter	Two Fiscal Quarters	Year	Year
(dollars in thousands, except per share data)	Fiscal 2017	Fiscal 2017	Fiscal 2017	Fiscal 2016

Net sales	$(366)	$(294)	$92	$(637)
Cost of goods sold	$(156)	$26	$52	$(7)
Income before income taxes	$(210)	$(319)	$40	$(630)
Net income	$(132)	$(201)	$84	(397)

Basic net income per common share	$(0.01)	$(0.01)	$—	$(0.01)
Diluted net income per common share	$(0.01)	$(0.01)	$—	$—
The cumulative effect to the Company’s retained earnings at January 2, 2016 was an after-tax increase of approximately $0.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of adoption of ASC 606 on the Company’s consolidated balance sheet at December 30, 2017 were as follows:

(dollars in thousands)	As Previously Reported	ASC 606 Adjustments		As Amended for ASC 606
ASSETS
Prepaid expenses and other current assets	$49,892	$3,043	(1)	$52,935
Total current assets	$1,017,669	$3,043		$1,020,712
Total assets	$2,067,999	$3,043		$2,071,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$146,510	$2,624	(2)	$149,134
Total current liabilities	$328,624	$2,624		$331,248
Deferred income taxes	$84,848	$96		$84,944
Total liabilities	$1,210,906	$2,720		$1,213,626

Retained earnings	885,714	323	(3)	886,037
Total stockholder's equity	$857,093	$323		$857,416

Total liabilities and stockholders' equity	$2,067,999	$3,043		$2,071,042
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

The retrospective adoption of ASC 606 at the beginning of fiscal 2018 also had the following effects on the Company’s unaudited condensed consolidated balance sheet at July 1, 2017:

(dollars in thousands)	As Previously Reported	ASC 606 Adjustments		As Amended for ASC 606
ASSETS
Prepaid expenses and other current assets	$44,527	$1,875	(1)	$46,402
Total current assets	$993,697	$1,875		$995,572
Total assets	$2,031,859	$1,875		$2,033,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$94,644	$1,816	(2)	$96,460
Total current liabilities	$311,984	$1,816		$313,800
Deferred income taxes	$133,251	$22		133,273
Total liabilities	$1,281,948	$1,838		$1,283,786

Retained earnings	$780,084	$37	(3)	$780,121
Total stockholder's equity	$749,911	$37		$749,948

Total liabilities and stockholders' equity	$2,031,859	$1,875		$2,033,734
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Amount includes a reclassification of approximately $1.9 million for estimated inventory expected to be returned by customers, partially offset by an adjustment of approximately $0.1 million for gift card liabilities.
(3) Cumulative impact of approximately $0.6 million for after-tax adjustments to retained earnings at the beginning of fiscal 2016, offset by ASC 606 impact on fiscal 2017 and fiscal 2016 results of operations.

Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for the second quarter and two quarters ended fiscal 2018 and 2017 were as follows:

	Fiscal quarter ended June 30, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total

Wholesale channel	$—	$209,476	$25,169	$234,645
Direct-to-consumer	402,021	—	59,531	461,552
	$402,021	$209,476	$84,700	$696,197

Royalty income	$4,426	$4,957	$972	$10,355

	Two fiscal quarters ended June 30, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total

Wholesale channel	$—	$490,309	$62,882	$553,191
Direct-to-consumer	785,762	—	113,030	898,792
	$785,762	$490,309	$175,912	$1,451,983

Royalty income	$6,011	$10,802	$1,536	$18,349

	Fiscal quarter ended July 1, 2017
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total

Wholesale channel	$—	$217,710	$27,622	$245,332
Direct-to-consumer	391,457	—	54,962	446,419
	$391,457	$217,710	$82,584	$691,751

Royalty income	$4,896	$5,140	$1,174	$11,210

	Two fiscal quarters ended July 1, 2017
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total

Wholesale channel	$—	$510,265	$57,304	$567,569
Direct-to-consumer	755,299	—	101,710	857,009
	$755,299	$510,265	$159,014	$1,424,578

Royalty income	$8,164	$11,505	$2,099	$21,768

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable from Customers and Licensees
The components of accounts receivable, net, as of June 30, 2018, December 30, 2017, and July 1, 2017 were as follows:

(dollars in thousands)	June 30, 2018	December 30, 2017	July 1, 2017
Trade receivables from wholesale customers, net	$138,952	$229,968	$153,581
Royalties receivable	8,824	9,818	10,107
Tenant allowances and other receivables	12,168	14,511	11,265
Total gross receivables	$159,944	$254,297	$174,953
Less:
Wholesale accounts receivable reserves	(7,427)	(13,736)	(9,770)
Accounts receivable, net	$152,517	$240,561	$165,183
Contract Assets and Liabilities
The Company's contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	June 30, 2018	December 30, 2017	July 1, 2017

Contract liabilities-current:
Unredeemed gift cards	$11,072	$11,945	$9,991
Unredeemed customer loyalty rewards	6,164	7,355	9,835
Total contract liabilities-current *	$17,236	$19,300	$19,826
* Included with Other current liabilities on the Company's consolidated balance sheet.

Composition of Contract Liabilities
Unredeemed gift cards - the Company is obligated to transfer goods in the future to customers who have purchased gift cards. Periodic changes in the gift card contract liability result from the redemption of gift cards by customers and the recognition of estimated breakage revenue for those gift card balances that are not expected to be redeemed. The majority of our gift cards do not have an expiration date; however, all outstanding gift card balances are classified by the Company as current liabilities since gift cards are redeemable on demand by the valid holder. The majority of the Company's gift cards are redeemed within one year of issuance.
Unredeemed loyalty rewards - points and reward certificates earned by customers under the Company’s loyalty programs represent obligations of the Company to transfer goods to the customer upon redemption. Periodic changes in the loyalty program contract liability result from coupon redemptions and expirations. The earning and redemption cycles for our loyalty program are under one year in duration.
NOTE 4 – BUSINESS ACQUISITIONS IN FISCAL 2017

Based on their purchase prices and pre-acquisition operating results and assets, neither of the businesses acquired by the Company in fiscal 2017 met the materiality requirements for preparation and presentation of pro forma financial information, either individually or in the aggregate.

Skip Hop Acquisition

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Carter's, Inc.'s wholly-owned subsidiary, The William Carter Company ("TWCC"), acquired 100% of the voting equity interests of Skip Hop Holdings, Inc. and subsidiaries (collectively "Skip Hop") after the close of business on February 22, 2017. The Skip Hop purchase was deemed to be the acquisition of a business under the provisions of ASC No. 805, Business Combinations ("ASC 805"). The Company's consolidated financial statements reflect the consolidation of the financial position, results of operations and cash flows of Skip Hop beginning February 23, 2017.

In the Company's unaudited condensed consolidated balance sheet at July 1, 2017, the preliminary purchase price of approximately $147.3 million, net of $0.8 million cash acquired, was comprised of the following acquired assets and assumed liabilities: $54.2 million of goodwill including an assembled workforce; $92.7 million of intangible assets comprised of a tradename and acquired customer relationships; $54.9 million of tangible assets acquired; and $20.2 million of liabilities in addition to $35.9 million of deferred income tax liabilities.

The measurement period (as defined in ASC 805) for Skip Hop was complete at the end of fiscal 2017 and all measurement period adjustments were reflected in the Company's consolidated balance sheet as of December 30, 2017. As a result of the measurement period adjustments recorded between the acquisition date and the end of fiscal 2017, the net assets acquired consisted of the following: $46.0 million of goodwill including an assembled workforce; $104.1 million of intangible assets comprised of a tradename and acquired customer relationships; $53.9 million of tangible assets acquired; and $20.8 million of liabilities in addition to $36.3 million of deferred income tax liabilities. The adjusted purchase price of approximately $142.5 million, net of $0.8 million of cash acquired.

During the first two quarters of fiscal 2017, the Company incurred approximately $1.8 million in acquisition-related costs for the Skip Hop transaction.

Acquisition of Mexican Licensee

On August 1, 2017, the Company, through certain of its wholly-owned subsidiaries, acquired the outstanding equity of the Company's licensee in Mexico and a related entity (collectively "Carter's Mexico"). Both entities are incorporated under Mexican law. Prior to the acquisition, Carter's Mexico was primarily a licensee and wholesale customer of the Company. The Carter's Mexico purchase was deemed to be the acquisition of a business under the provisions of ASC 805. The Company's consolidated financial statements reflect the consolidation of the financial position, results of operations and cash flows of Carter's Mexico beginning August 1, 2017. Carter's Mexico became part of the Company's International reportable segment.

As of December 30, 2017, preliminary values assigned to assets acquired included inventories of approximately $8.3 million, a customer relationships intangible asset of approximately $3.5 million, and goodwill of approximately $6.2 million. Measurement period adjustments made in the first quarter of fiscal 2018 were not material.

The measurement period (as defined in ASC 805) for the acquisition of the licensee in Mexico was completed during the second quarter of fiscal 2018 and all measurement period adjustments were reflected in the Company's consolidated balance sheet as of June 30, 2018. As a result of the measurement period adjustments recorded between the acquisition date and the end of the second quarter of fiscal 2018, the values assigned to assets acquired included inventories of approximately $8.0 million, a customer relationships intangible asset of approximately $3.5 million, and goodwill of approximately $6.3 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	June 30, 2018	December 30, 2017	July 1, 2017
Cumulative foreign currency translation adjustments	$(27,724)	$(21,285)	$(23,537)
Pension and post-retirement obligations (1)	(7,808)	(7,808)	(7,116)
Total accumulated other comprehensive loss	$(35,532)	$(29,093)	$(30,653)

(1) Net of income taxes of $4.4 million, $4.4 million, and $4.2 million, respectively. The deferred income taxes associated with these obligations are subject to adjustments upon the Company's adoption of ASC 2018-02. See Note 16, Pending Adoption of Recent Accounting Pronouncements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first and second quarters of both fiscal 2018 and fiscal 2017, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill and intangible assets were as follows:

		June 30, 2018			December 30, 2017
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570		$136,570	$136,570		$136,570
Canada goodwill	Indefinite	40,367		40,367	42,223		42,223
Skip Hop goodwill	Indefinite	45,984		45,984	45,997		45,997
Carter's Mexico goodwill	Indefinite	5,634		5,634	5,634		5,634
Total goodwill		$228,555		$228,555	$230,424		$230,424

Carter's tradename	Indefinite	$220,233		$220,233	$220,233		$220,233
OshKosh tradename	Indefinite	85,500		85,500	85,500		85,500
Skip Hop tradename	Indefinite	56,800		56,800	56,800		56,800
Finite-life tradenames	5-20 years	3,911	$627	3,284	3,550	$532	3,018
Total tradenames, net		$366,444	$627	$365,817	$366,083	$532	$365,551

Skip Hop customer relationships	15 years	$47,300	$3,892	$43,408	$47,300	$2,304	$44,996
Carter's Mexico customer relationships	10 years	3,031	217	2,814	3,135	135	3,000
Total customer relationships, net		$50,331	$4,109	$46,222	$50,435	$2,439	$47,996

		July 1, 2017
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount

Carter's goodwill	Indefinite	$136,570		$136,570
Canada goodwill	Indefinite	40,897		40,897
Skip Hop goodwill	Indefinite	54,242		54,242
Total goodwill		$231,709		$231,709

Carter's tradename	Indefinite	$220,233		$220,233
OshKosh tradename	Indefinite	85,500		85,500
Skip Hop tradename	indefinite	56,800		56,800
Finite-life tradenames	5-20 years	42,021	$38,915	3,106
Total tradenames, net		$404,554	$38,915	$365,639

Skip Hop customer relationships, net	15 years	$35,900	$804	$35,096

Amortization expense for intangible assets subject to amortization was approximately $0.8 million and $0.6 million for the second fiscal quarter ended June 30, 2018 and second fiscal quarter ended July 1, 2017, respectively. For the first two quarters of fiscal 2018 and fiscal 2017, amortization expense was approximately $1.8 million and $0.9 million, respectively. Future amortization expense is estimated to be approximately $3.7 million for each of the next five fiscal years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 – COMMON STOCK

OPEN MARKET SHARE REPURCHASES

The total aggregate remaining capacity under outstanding repurchase authorizations as of June 30, 2018 was approximately $496.5 million, based on settled repurchase transactions. The authorizations have no expiration date.

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Number of shares repurchased	599,314	587,465	820,627	1,131,409
Aggregate cost of shares repurchased (dollars in thousands)	$63,899	$51,605	$89,093	$98,236
Average price per share	$106.62	$87.84	$108.57	$86.82

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

DIVIDENDS

In the second fiscal quarter and two fiscal quarters ended June 30, 2018, the Company declared and paid cash dividends per share of $0.45 and $0.90, respectively. In the second fiscal quarter and two fiscal quarters ended July 1, 2017, the Company declared and paid cash dividends per share of $0.37 and $0.74, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and based on a number of factors, including the Company's future financial performance and other investment priorities.

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

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following:

(dollars in thousands)	June 30, 2018	December 30, 2017	July 1, 2017
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(3,222)	(3,694)	(4,154)
Senior notes, net	396,778	396,306	395,846
Secured revolving credit facility	286,000	221,000	266,000
Total long-term debt, net	$682,778	$617,306	$661,846

Secured Revolving Credit Facility

On August 25, 2017, TWCC and a syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under the secured revolving credit facility, TWCC and its domestic subsidiaries have granted to the collateral agent, for the benefit of the lenders, valid and perfected first priority security interests in substantially all of their present and future assets, excluding certain customary exceptions, and guarantee the obligations of the borrowers. In addition, The Genuine Canadian Corp., as Canadian borrower, and Carter’s Holdings B.V., as Dutch borrower, have each guaranteed the obligations of the other.

As of June 30, 2018, the Company had $286.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of June 30, 2018, approximately $459.5 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.

As of June 30, 2018, the interest rate applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of June 30, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.38%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.

As of June 30, 2018, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

Senior Notes

As of June 30, 2018, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as shown in the table above.

NOTE 9 – STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock options	$1,112	$955	$2,456	$2,199
Restricted stock:
Time-based awards	3,027	2,832	5,311	5,144
Performance-based awards	1,183	1,080	2,499	2,303
Total	$5,322	$4,867	$10,266	$9,646

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10 – INCOME TAXES

As of June 30, 2018, the Company had gross unrecognized income tax benefits of approximately $14.9 million, of which $12.6 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled.  The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

Included in the reserves for unrecognized tax benefits at June 30, 2018 were approximately $1.8 million of reserves for which the statute of limitations is expected to expire within the next fiscal year.  If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2018 or fiscal 2019 along with the effective income tax rate in the quarter in which the benefits are recognized.

The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense.  During the fiscal quarters ended June 30, 2018 and July 1, 2017, interest expense recorded on uncertain tax positions was not significant. The Company had approximately $1.3 million, $1.0 million, and $1.0 million of interest accrued on uncertain tax positions as of June 30, 2018, December 30, 2017, and July 1, 2017, respectively.

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

During the fourth quarter of fiscal 2017, the Company recorded a provisional tax expense estimate for the one-time transition tax liability for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $10.4 million related to foreign earnings. The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that the Company previously deferred from United States income taxes. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. No adjustments were made to this provisional tax expense estimate during the first two quarters of fiscal 2018. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable, but the related cumulative temporary difference as of December 30, 2017 and June 30, 2018 would not result in a material incremental deferred tax liability.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table summarizes assets and liabilities that are remeasured at fair value each reporting period:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30, 2018			December 30, 2017			July 1, 2017
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments (1)	$16.9	—	—	$16.7	—	—	$15.3	—	—

Liabilities
Contingent consideration (2)	—	—	—	—	—	—	—	—	$3.6

(1) Included in Other assets on the Company's consolidated balance sheet.
(2) Included in Other current liabilities on the Company's consolidated balance sheet.

INVESTMENTS

The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. Gains on the investments in marketable securities were $0.2 million for both the second fiscal quarter and the two fiscal quarters ended June 30, 2018, and were $0.5 million and $1.2 million for the fiscal quarter and two fiscal quarters ended July 1, 2017, respectively. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations.

CONTINGENT CONSIDERATION

The estimated fair value of contingent consideration related to the Skip Hop acquisition was based on a weighted payout probability at the measurement date. Facts and circumstances that occurred subsequent to the acquisition indicated that the contingent earn out arrangement would not be achieved, and therefore approximately $3.6 million was credited to the Company's earnings during fiscal 2017.

BORROWINGS

As of June 30, 2018, the fair value of the Company's $286.0 million in outstanding borrowings under its secured revolving credit facility approximated carrying value.

The fair value of the Company's senior notes at June 30, 2018 was approximately $406 million. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – EARNINGS PER SHARE

The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	46,437,093	47,863,618	46,604,599	48,093,155
Dilutive effect of equity awards	509,545	550,726	563,137	552,866
Diluted number of common and common equivalent shares outstanding	46,946,638	48,414,344	47,167,736	48,646,021

Basic net income per common share (in thousands, except per share data):
Net income	$37,268	$37,793	$79,737	$84,388
Income allocated to participating securities	(276)	(290)	(600)	(659)
Net income available to common shareholders	$36,992	$37,503	$79,137	$83,729

Basic net income per common share	$0.80	$0.78	$1.70	$1.74

Diluted net income per common share (in thousands, except per share data):
Net income	$37,268	$37,793	$79,737	$84,388
Income allocated to participating securities	(274)	(288)	(596)	(654)
Net income available to common shareholders	$36,994	$37,505	$79,141	$83,734

Diluted net income per common share	$0.79	$0.77	$1.68	$1.72

Anti-dilutive awards excluded from diluted earnings per share computation	332,448	663,531	254,417	596,297

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES

Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	June 30, 2018	December 30, 2017	July 1, 2017
Accrued bonuses and incentive compensation	$5,231	$27,566	$5,959
Accrued employee benefits	10,663	21,735	10,227
Accrued and deferred rent	18,702	18,213	17,767

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	June 30, 2018	December 30, 2017	July 1, 2017
Deferred lease incentives	$75,431	$75,104	$74,344

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 15 – SEGMENT INFORMATION

The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated.

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 30, 2018	% of Total Net Sales	July 1, 2017	% of Total Net Sales	June 30, 2018	% of Total Net Sales	July 1, 2017	% of Total Net Sales
Net sales:
U.S. Retail	$402,021	57.7%	$391,457	56.6%	$785,762	54.1%	$755,299	53.0%
U.S. Wholesale	209,476	30.1%	217,710	31.5%	490,309	33.8%	510,265	35.8%
International	84,700	12.2%	82,584	11.9%	175,912	12.1%	159,014	11.2%
Total net sales	$696,197	100.0%	$691,751	100.0%	$1,451,983	100.0%	$1,424,578	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail (a) (e)	$45,428	11.3%	$42,133	10.8%	$74,947	9.5%	$71,922	9.5%
U.S. Wholesale (b) (e)	30,338	14.5%	35,805	16.4%	80,610	16.4%	105,501	20.7%
International (e)	4,312	5.1%	7,597	9.2%	8,073	4.6%	11,282	7.1%
Corporate expenses (c) (d)	(23,108)		(21,224)		(46,351)		(45,938)
Total operating income	$56,970	8.2%	$64,311	9.3%	$117,279	8.1%	$142,767	10.0%

(a)	Two fiscal quarters ended June 30, 2018 includes insurance recoveries of approximately $0.4 million associated with storm-related store closures in 2017.

(b)	Includes approximately $12.8 million of charges related to a customer bankruptcy for the two fiscal quarters ended June 30, 2018.

(c)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting, and audit fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(d) Includes the following charges:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Direct sourcing initiative	$—	$0.1	$—	$0.3
Acquisition-related costs	$—	$0.8	$—	$2.5

(e) A total of $0.4 million of certain costs related to inventory acquired from Skip Hop is included in operating income between U.S. Wholesale, U.S. Retail, and International for the fiscal quarter and two fiscal quarters ended July 1, 2017.

NOTE 16 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

Leases (ASU 2016-02)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases ("ASC 842"). Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The Company is assessing the implications of applying the practical expedients and accounting policy elections, implementing software to meet the reporting requirements of the new standard, and identifying changes to its business processes and controls to support the adoption of the new standard. The Company believes the adoption will have a material impact on the total assets and total liabilities reported on the Company's consolidated balance sheets, but is not able to quantify the difference at this time. However, the Company does not believe adoption of this standard will have a material impact on the Company's consolidated results of operations or cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") on items within accumulated other comprehensive income or loss ("AOCI-L") to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the 2017 Act, thereby leaving a "stranded" tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these "stranded" amounts from AOCI-L to retained earnings. ASU 2018-02 will be effective for the Company at the beginning of fiscal 2019, with early adoption permitted. The Company has amounts in its AOCI-L for defined benefit retirement plans that were recorded net of applicable income taxes, thus the Company anticipates the transfer of "stranded" tax amounts from its AOCI-L to retained earnings upon the adoption of ASU 2018-02. The effect of the adoption of ASU 2018-02 will not be material to the Company's financial position, and the adoption will have no impact on the Company's results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Goodwill Impairment Testing (ASU 2017-04)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an affected reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, ASU 2017-04 will be applied prospectively. Adoption for the Company will be effective for annual and interim impairment tests performed beginning in fiscal 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of June 30, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$99,928	$13,529	$69,745	$—	$183,202
Accounts receivable, net	—	114,728	31,779	6,010	—	152,517
Intercompany receivable	—	70,001	105,309	60,536	(235,846)	—
Finished goods inventories	—	385,000	224,323	76,949	(23,009)	663,263
Prepaid expenses and other current assets	—	19,393	20,202	12,360	—	51,955
Total current assets	—	689,050	395,142	225,600	(258,855)	1,050,937
Property, plant, and equipment, net	—	141,465	185,123	37,635	—	364,223
Goodwill	—	136,570	45,369	46,616	—	228,555
Tradenames, net	—	223,162	142,655	—	—	365,817
Customer relationships, net	—	—	43,408	2,814	—	46,222
Other assets	—	23,802	2,171	1,802	—	27,775
Intercompany long-term receivable	—	—	438,167	—	(438,167)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	810,329	1,086,715	254,289	—	(2,151,333)	—
Total assets	$810,329	$2,400,764	$1,506,324	$314,467	$(2,948,355)	$2,083,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$147,179	$50,786	$18,966	$—	$216,931
Intercompany payables	—	158,421	72,412	5,013	(235,846)	—
Other current liabilities	—	13,459	71,482	10,744	—	95,685
Total current liabilities	—	319,059	194,680	34,723	(235,846)	312,616

Long-term debt	—	682,778	—	—	—	682,778
Deferred income taxes	—	45,690	39,560	505	—	85,755
Intercompany long-term liability	—	438,167	—	—	(438,167)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	81,732	94,721	15,598	—	192,051
Stockholders' equity	810,329	833,338	1,077,363	263,641	(2,174,342)	810,329
Total liabilities and stockholders' equity	$810,329	$2,400,764	$1,506,324	$314,467	$(2,948,355)	$2,083,529

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$129,463	$10,030	$39,001	$—	$178,494
Accounts receivable, net	—	182,944	40,286	17,331	—	240,561
Intercompany receivable	—	87,702	162,007	58,980	(308,689)	—
Finished goods inventories	—	296,065	206,556	66,569	(20,468)	548,722
Prepaid expenses and other current assets	—	17,012	21,354	14,569	—	52,935
Total current assets	—	713,186	440,233	196,450	(329,157)	1,020,712
Property, plant, and equipment, net	—	147,858	189,511	40,555	—	377,924
Goodwill	—	136,570	45,368	48,486	—	230,424
Tradenames, net	—	223,251	142,300	—	—	365,551
Customer relationships, net	—	—	44,996	3,000	—	47,996
Other assets	—	23,884	2,392	2,159	—	28,435
Intercompany long-term receivable	—	—	441,294	—	(441,294)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	857,416	1,053,224	231,994	—	(2,142,634)	—
Total assets	$857,416	$2,397,973	$1,538,088	$290,650	$(3,013,085)	$2,071,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$115,658	$49,313	$17,143	$—	$182,114
Intercompany payables	—	215,573	91,697	1,419	(308,689)	—
Other current liabilities	—	11,805	122,989	14,340	—	149,134
Total current liabilities	—	343,036	263,999	32,902	(308,689)	331,248

Long-term debt	—	617,306	—	—	—	617,306
Deferred income taxes	—	46,619	37,647	678	—	84,944
Intercompany long-term liability	—	441,294	—	—	(441,294)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	71,834	92,570	15,724	—	180,128
Stockholders' equity	857,416	877,884	1,043,872	241,346	(2,163,102)	857,416
Total liabilities and stockholders' equity	$857,416	$2,397,973	$1,538,088	$290,650	$(3,013,085)	$2,071,042

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$127,907	$11,435	$34,222	$—	$173,564
Accounts receivable, net	—	124,885	35,765	4,533	—	165,183
Intercompany receivable	—	56,526	61,911	25,588	(144,025)	—
Finished goods inventories	—	346,963	207,368	68,262	(12,170)	610,423
Prepaid expenses and other current assets	—	16,683	19,483	10,236	—	46,402
Total current assets	—	672,964	335,962	142,841	(156,195)	995,572
Property, plant, and equipment, net	—	150,796	195,209	36,467	—	382,472
Goodwill	—	136,570	53,635	41,504	—	231,709
Tradenames, net	—	223,339	142,300	—	—	365,639
Customer relationships, net	—	—	35,096	—	—	35,096
Other assets	—	20,901	447	1,898	—	23,246
Intercompany long-term receivable	—	—	411,475	—	(411,475)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	749,948	936,348	167,809	—	(1,854,105)	—
Total assets	$749,948	$2,240,918	$1,341,933	$222,710	$(2,521,775)	$2,033,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$151,770	$47,695	$17,875	$—	$217,340
Intercompany payables	—	82,539	57,034	4,452	(144,025)	—
Other current liabilities	—	32,973	54,535	8,952	—	96,460
Total current liabilities	—	267,282	159,264	31,279	(144,025)	313,800

Long-term debt	—	661,846	—	—	—	661,846
Deferred income taxes	—	69,750	63,422	101	—	133,273
Intercompany long-term liability	—	411,475	—	—	(411,475)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,447	92,236	14,184	—	174,867
Stockholders' equity	749,948	762,118	927,011	177,146	(1,866,275)	749,948
Total liabilities and stockholders' equity	$749,948	$2,240,918	$1,341,933	$222,710	$(2,521,775)	$2,033,734

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended June 30, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$345,813	$445,836	$94,369	$(189,821)	$696,197
Cost of goods sold	—	273,857	260,516	41,196	(189,330)	386,239
Gross profit	—	71,956	185,320	53,173	(491)	309,958
Royalty income, net	—	8,601	4,599	—	(2,845)	10,355
Selling, general, and administrative expenses	—	42,423	196,923	32,110	(8,113)	263,343
Operating income	—	38,134	(7,004)	21,063	4,777	56,970
Interest expense	—	7,937	1,327	—	(1,327)	7,937
Interest income	—	(1,329)	—	(223)	1,327	(225)
(Income) loss in subsidiaries	(37,268)	(4,973)	(16,836)	—	59,077	—
Other (income) expense, net	—	(3)	114	864	—	975
Income (loss) before income taxes	37,268	36,502	8,391	20,422	(54,300)	48,283
Provision for income taxes	—	4,011	3,418	3,586	—	11,015
Net income (loss)	$37,268	$32,491	$4,973	$16,836	$(54,300)	$37,268

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the fiscal quarter ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$352,814	$434,956	$71,885	$(167,904)	$691,751
Cost of goods sold	—	260,901	257,168	37,019	(166,584)	388,504
Gross profit	—	91,913	177,788	34,866	(1,320)	303,247
Royalty income, net	—	8,905	4,882	—	(2,577)	11,210
Selling, general, and administrative expenses	—	38,295	193,865	26,292	(8,306)	250,146
Operating income	—	62,523	(11,195)	8,574	4,409	64,311
Interest expense	—	7,138	1,377	6	(1,327)	7,194
Interest income	—	(1,401)	—	(5)	1,327	(79)
(Income) loss in subsidiaries	(37,793)	7,153	(6,805)	—	37,445	—
Other (income) expense, net	—	(257)	280	(567)	—	(544)
Income (loss) before income taxes	37,793	49,890	(6,047)	9,140	(33,036)	57,740
Provision for income taxes	—	16,506	1,106	2,335	—	19,947
Net income (loss)	$37,793	$33,384	$(7,153)	$6,805	$(33,036)	$37,793

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Operations (unaudited)

For the two fiscal quarters ended June 30, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$806,799	$872,299	$178,966	$(406,081)	$1,451,983
Cost of goods sold	—	603,856	511,598	86,797	(392,703)	809,548
Gross profit	—	202,943	360,701	92,169	(13,378)	642,435
Royalty income, net	—	15,528	8,419	—	(5,598)	18,349
Selling, general, and administrative expenses	—	84,239	412,089	63,612	(16,435)	543,505
Operating income	—	134,232	(42,969)	28,557	(2,541)	117,279
Interest expense	—	15,912	2,654	10	(2,654)	15,922
Interest income	—	(2,671)	—	(374)	2,654	(391)
(Income) loss in subsidiaries	(79,737)	21,039	(23,424)	—	82,122	—
Other expense, net	—	18	125	450	—	593
Income (loss) before income taxes	79,737	99,934	(22,324)	28,471	(84,663)	101,155
Provision for (benefit from) income taxes	—	17,656	(1,285)	5,047	—	21,418
Net income (loss)	$79,737	$82,278	$(21,039)	$23,424	$(84,663)	$79,737

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$806,329	$830,806	$132,917	$(345,474)	$1,424,578
Cost of goods sold	—	591,535	486,115	74,448	(346,459)	805,639
Gross profit	—	214,794	344,691	58,469	985	618,939
Royalty income, net	—	17,335	9,007	—	(4,574)	21,768
Selling, general, and administrative expenses	—	79,227	383,369	52,563	(17,219)	497,940
Operating income	—	152,902	(29,671)	5,906	13,630	142,767
Interest expense	—	14,111	2,746	95	(2,654)	14,298
Interest income	—	(2,840)	—	(33)	2,654	(219)
(Income) loss in subsidiaries	(84,388)	28,254	(4,358)	—	60,492	—
Other (income) expense, net	—	(625)	648	(788)	—	(765)
Income (loss) before income taxes	84,388	114,002	(28,707)	6,632	(46,862)	129,453
Provision for (benefit from) income taxes	—	43,244	(453)	2,274	—	45,065
Net income (loss)	$84,388	$70,758	$(28,254)	$4,358	$(46,862)	$84,388

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended June 30, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$37,268	$32,491	$4,973	$16,836	$(54,300)	$37,268
Foreign currency translation adjustments	(4,677)	(4,677)	(4,677)	(4,677)	14,031	(4,677)
Comprehensive income (loss)	$32,591	$27,814	$296	$12,159	$(40,269)	$32,591

For the fiscal quarter ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$37,793	$33,384	$(7,153)	$6,805	$(33,036)	$37,793
Foreign currency translation adjustments	3,140	3,140	3,140	3,140	(9,420)	3,140
Comprehensive income (loss)	$40,933	$36,524	$(4,013)	$9,945	$(42,456)	$40,933

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the two fiscal quarters ended June 30, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$79,737	$82,278	$(21,039)	$23,424	$(84,663)	$79,737
Foreign currency translation adjustments	(6,439)	(6,439)	(6,439)	(6,439)	19,317	(6,439)
Comprehensive income (loss)	$73,298	$75,839	$(27,478)	$16,985	$(65,346)	$73,298

For the two fiscal quarters ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$84,388	$70,758	$(28,254)	$4,358	$(46,862)	$84,388
Foreign currency translation adjustments	4,087	4,087	4,087	4,087	(12,261)	4,087
Comprehensive income (loss)	$88,475	$74,845	$(24,167)	$8,445	$(59,123)	$88,475

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.

Condensed Consolidating Statements of Cash Flows (unaudited)

For the two fiscal quarters ended June 30, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$109,382	$(38,837)	$32,518	$—	$103,063

Cash flows from investing activities:
Capital expenditures	—	(9,291)	(19,042)	(3,417)	—	(31,750)
Intercompany investing activity	130,651	(3,243)	3,024	927	(131,359)	—
Acquisitions of businesses, net of cash acquired	—	—	—	96	—	96
Disposals and recoveries from property, plant, and equipment	—	—	369	4	—	373
Net cash provided by (used in) investing activities	130,651	(12,534)	(15,649)	(2,390)	(131,359)	(31,281)

Cash flows from financing activities:
Intercompany financing activity	—	(191,383)	57,985	2,039	131,359	—
Borrowings under secured revolving credit facility	—	150,000	—	—	—	150,000
Payments on secured revolving credit facility	—	(85,000)	—	—	—	(85,000)
Dividends paid	(42,267)	—	—	—	—	(42,267)
Repurchases of common stock	(89,093)	—	—	—	—	(89,093)
Withholdings from vestings of restricted stock	(6,667)	—	—	—	—	(6,667)
Proceeds from exercises of stock options	7,376	—	—	—	—	7,376
Net cash (used in) provided by financing activities	(130,651)	(126,383)	57,985	2,039	131,359	(65,651)
Effect of exchange rate changes on cash	—	—	—	(1,423)	—	(1,423)
Net (decrease) increase in cash and cash equivalents	—	(29,535)	3,499	30,744	—	4,708
Cash and cash equivalents, beginning of period	—	129,463	10,030	39,001	—	178,494
Cash and cash equivalents, end of period	$—	$99,928	$13,529	$69,745	$—	$183,202

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the two fiscal quarters ended July 1, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by (used in) operating activities:	$—	$120,884	$(13,661)	$110	$—	$107,333

Cash flows from investing activities:
Capital expenditures	—	(10,594)	(19,719)	(3,963)	—	(34,276)
Intercompany investing activity	136,535	(2,468)	—	—	(134,067)	—
Acquisition of business, net of cash acquired	—	(144,520)	746	70	—	(143,704)
Net cash provided by (used in) investing activities	136,535	(157,582)	(18,973)	(3,893)	(134,067)	(177,980)

Cash flows from financing activities:
Intercompany financing activity	—	(164,451)	32,252	(1,868)	134,067	—
Borrowings under secured revolving credit facility	—	100,000	—	—	—	100,000
Payments on secured revolving credit facility	—	—	—	(18,965)	—	(18,965)
Dividends paid	(35,831)	—	—	—	—	(35,831)
Repurchases of common stock	(98,236)	—	—	—	—	(98,236)
Withholdings from vestings of restricted stock	(5,590)	—	—	—	—	(5,590)
Proceeds from exercises of stock options	3,122	—	—	—	—	3,122
Net cash (used in) provided by financing activities	(136,535)	(64,451)	32,252	(20,833)	134,067	(55,500)
Effect of exchange rate changes on cash	—	—	—	353	—	353
Net decrease in cash and cash equivalents	—	(101,149)	(382)	(24,263)	—	(125,794)
Cash and cash equivalents, beginning of period	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of period	$—	$127,907	$11,435	$34,222	$—	$173,564

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

Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel for children in sizes newborn to 14 and accessories.

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

Segments

Our U.S. Retail segment consists of revenue from sales of products to consumers in the United States, including Carter's, OshKosh, and Skip Hop branded products, through our retail stores and eCommerce sites. Similarly, our U.S. Wholesale segment consists of revenue from sales in the United States of Carter's, OshKosh, and Skip Hop branded products through our wholesale customers. Finally, our International segment consists of income from sales of Carter's, OshKosh, and Skip Hop branded products through our retail and online stores outside the United States, primarily through our retail stores in Canada and Mexico, our eCommerce sites in Canada and China, stores operated by our international partners, and sales to our international wholesale customers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended		Two fiscal quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net sales
U.S. Retail	57.7%	56.6%	54.1%	53.0%
U.S. Wholesale	30.1%	31.5%	33.8%	35.8%
International	12.2%	11.9%	12.1%	11.2%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.5%	56.2%	55.8%	56.6%

Gross margin	44.5%	43.8%	44.2%	43.4%
Royalty income	1.5%	1.6%	1.3%	1.5%
Selling, general, and administrative expenses	37.8%	36.2%	37.4%	35.0%

Operating income	8.2%	9.3%	8.1%	10.0%
Interest expense	1.1%	0.9%	1.1%	1.0%
Interest income	n/m	n/m	n/m	n/m
Other income, net	0.1%	(0.1)%	n/m	(0.1)%

Income before income taxes	6.9%	8.3%	7.0%	9.1%
Provision for income taxes	1.6%	2.9%	1.5%	3.2%
Net income	5.4%	5.5%	5.5%	5.9%

n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.

COMPARABLE RETAIL SALES METRICS

At the beginning of fiscal 2018, we transitioned to disclosing a total comparable retail sales metric, including both retail stores and eCommerce. This change aligns with how management views and measures our retail business. We believe it reflects our maturing omni-channel strategy and consumers’ increasing opportunity to shop with us both in stores and online.

The method of calculating sales metrics varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.

SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 30, 2018 COMPARED TO SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JULY 1, 2017

CONSOLIDATED NET SALES

In the second quarter of fiscal 2018, consolidated net sales increased $4.4 million, or 0.6%, to $696.2 million from $691.8 million in the second quarter of fiscal 2017. For the first two quarters of fiscal 2018, consolidated net sales increased $27.4 million, or 1.9%, to $1.5 billion from $1.4 billion in the first two quarters of fiscal 2017. The increases for the fiscal quarter and year-to-date period in fiscal 2018 were primarily driven by growth in our U.S. Retail and International segments, partially offset by a decline in our U.S. Wholesale segment. Changes in foreign currency exchange rates used for translation in the second quarter and first two quarters of fiscal 2018, as compared to the second quarter and first two quarters of fiscal 2017, had a favorable impact on our consolidated net sales of approximately $2.6 million and $5.4 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 30, 2018	% of Total	July 1, 2017	% of Total	June 30, 2018	% of Total	July 1, 2017	% of Total

Net sales:
U.S. Retail	$402,021	57.7%	$391,457	56.6%	$785,762	54.1%	$755,299	53.0%
U.S. Wholesale	209,476	30.1%	217,710	31.5%	490,309	33.8%	510,265	35.8%
International	84,700	12.2%	82,584	11.9%	175,912	12.1%	159,014	11.2%
Total net sales	$696,197	100.0%	$691,751	100.0%	$1,451,983	100.0%	$1,424,578	100.0%

Note: Percentages may not be additive due to rounding.

U.S. RETAIL SALES

Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

U.S. Retail Stores

Store count at December 30, 2017	830
Openings	23
Closings	(27)
Store count at June 30, 2018	826

Approximate store count projections for all of fiscal 2018:

Store count at December 30, 2017	830
Openings	60
Closings	(42)
Projected store count at December 29, 2018	848

Comparable Net Sales for our U.S. Retail segment

Comparable retail net sales increased 0.9% during the second quarter and 1.9% during the first two quarters of fiscal 2018 compared to the corresponding periods in fiscal 2017 primarily due to eCommerce sales growth, partially offset by a decline in comparable retail store net sales.

Sales Results

U.S. Retail segment net sales increased approximately $10.6 million, or 2.7%, in the second quarter of fiscal 2018 to $402.0 million from $391.5 million in the second quarter of fiscal 2017. This increase in net sales primarily reflected a/an:

•	Increase of $18.1 million from eCommerce sales;

•	Increase of $13.9 million from new retail stores that are not yet comparable;

•	Decrease of $13.8 million in comparable retail store sales as a result of lower traffic; and

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Decrease of $7.5 million due to the effect of store closings.

U.S. Retail segment net sales increased $30.5 million, or 4.0%, in the first two quarters of fiscal 2018 to $785.8 million from $755.3 million in the first two quarters of fiscal 2017. This increase in net sales primarily reflected a/an:

•	Increase of $30.2 million from eCommerce sales;

•	Increase of $29.8 million from new retail stores that are not yet comparable;

•	Decrease of $14.7 million in comparable retail store sales as a result of lower traffic; and

•	Decrease of $14.4 million due to the effect of store closings.

U.S. WHOLESALE SALES

U.S. Wholesale segment net sales decreased approximately $8.2 million, or 3.8%, in the second quarter of fiscal 2018 to $209.5 million from $217.7 million in the second quarter of fiscal 2017. This decline reflected a 0.8% decrease in the number of units shipped and a 3.0% decrease in the average price per unit, primarily as a result of reduced demand due to customer bankruptcies.

U.S. Wholesale segment net sales decreased $20.0 million, or 3.9%, in the first two quarters of fiscal 2018 to $490.3 million from $510.3 million in the first two quarters of fiscal 2017. This decline reflected a 4.6% decrease in the number of units shipped which was primarily the result of reduced demand due to customer bankruptcies, partially offset by a 0.7% increase in the average price per unit and contributions from the Skip Hop acquisition that occurred during the first quarter of fiscal 2017.

INTERNATIONAL SALES

International segment net sales increased approximately $2.1 million, or 2.6%, in the second quarter of fiscal 2018 to $84.7 million from $82.6 million in the second quarter of fiscal 2017. Changes in foreign currency exchange rates used for translation had a favorable impact on International segment net sales of approximately $2.6 million in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.

The $2.1 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $4.0 million related to the contribution from our former licensee in Mexico that was acquired in the third fiscal quarter of 2017;

•	Increase of $3.2 million from our company-operated retail stores in Canada; and

•	Decrease of $4.5 million from international wholesale customers across various markets.

International segment net sales increased $16.9 million, or 10.6%, in the first two quarters of fiscal 2018 to $175.9 million from $159.0 million in the first two quarters of fiscal 2017. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a favorable impact on International segment net sales of approximately $5.4 million in the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017.

The $16.9 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $16.4 million related to business acquisitions;

•	Increase of $8.5 million from our company-operated retail stores in Canada; and

•	Decrease of $7.0 million from international wholesale customers across various markets;

Compared to the second quarter of fiscal 2017, our Canadian comparable retail sales decreased 1.2% in the second quarter of fiscal 2018. Compared to the first two quarters of fiscal 2017, our Canadian total retail comparable sales increased 0.9% in the first two quarters of fiscal 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Store Count Data for Company-Operated Retail Stores in our International Segment

	Canada Retail Stores	Mexico Retail Stores

Store count at December 30, 2017	179	41
Openings	2	1
Closings	—	—
Store count at June 30, 2018	181	42

Approximate store count projections for all of fiscal 2018:

Store count at December 30, 2017	179	41
Openings	8	3
Closings	—	—
Projected store count at December 29, 2018	187	44

GROSS MARGIN AND GROSS PROFIT

Our consolidated gross margin increased from 43.8% in the second quarter of fiscal 2017 to 44.5% in the second quarter of fiscal 2018. Our consolidated gross profit increased $6.7 million, or 2.2%, to $310.0 million in the second quarter of fiscal 2018 from $303.2 million in the second quarter of fiscal 2017. These increases were primarily due to favorable product costs and increased sales in higher margin retail channels, partially offset by lower margins in our wholesale channels due to customer mix.
Our consolidated gross margin increased from 43.4% in the first two quarters of fiscal 2017 to 44.2% for the first two quarters of fiscal 2018. Our consolidated gross profit increased $23.5 million, or 3.8%, to $642.4 million in the first two quarters of fiscal 2018 from $618.9 million in the first two quarters of fiscal 2017. These increases were primarily due to favorable product costs and increased sales in higher margin retail channels, partially offset by lower margins in our wholesale channels due to customer mix.
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

Royalty income from these brands for the second quarter of fiscal 2018 decreased $0.9 million, or 7.6%, to $10.4 million from $11.2 million in the second quarter of fiscal 2017. The decrease was primarily attributable to insourcing certain formerly licensed products and the absence of royalty income from our former Mexico licensee that we acquired in the third fiscal quarter of 2017.

Royalty income from these brands for the first two quarters of fiscal 2018 decreased $3.4 million, or 15.7%, to $18.3 million from $21.8 million in the first two quarters of fiscal 2017. The decrease was attributable to same reasons discussed above.

SELLING, GENERAL, AND ADMINISTRATIVE ("SG&A") EXPENSES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Consolidated SG&A expenses in the second quarter of fiscal 2018 increased $13.2 million, or 5.3%, to $263.3 million from $250.1 million in the second quarter of fiscal 2017. As a percentage of net sales, SG&A expenses increased from 36.2% in the second quarter of fiscal 2017 to 37.8% in the second quarter of fiscal 2018.

The increases in SG&A expenses, as a percentage of net sales, in the second quarter of fiscal 2018 primarily reflected a:

•	$5.9 million increase in expenses related to eCommerce operations, including fulfillment costs, as a result of growth and improved service levels;

•	$3.6 million increase in expenses related to marketing and brand management;

•	$2.0 million in expenses related to our former Mexico licensee, that we acquired in the third fiscal quarter of 2017;

•	$1.6 million increase in expenses related to distribution;

•	$1.4 million increase in expenses related to Canada retail store operations;

•	$1.1 million increase in expenses related to information system upgrades;

•	$1.6 million decrease in expenses related to U.S. retail store operations; and

•	$1.0 million decrease in performance based compensation expenses.

Consolidated SG&A expenses in the first two quarters of fiscal 2018 increased $45.6 million, or 9.2%, to $543.5 million from $497.9 million in the first two quarters of fiscal 2017. As a percentage of net sales, SG&A expenses increased from 35.0% in the first two quarters of fiscal 2017 to 37.4% in the first two quarters of fiscal 2018.

The increases in SG&A expenses, as a percentage of net sales, in the first two quarters of fiscal 2018 primarily reflected a:

•	$12.8 million in expenses related to a customer bankruptcy in the first quarter of fiscal 2018;

•	$10.9 million increase in expenses related to eCommerce operations, including fulfillment costs, as a result of growth and improved service levels;

•	$6.7 million increase in expenses related to marketing and brand management;

•	$5.9 million increase in expenses related to acquired businesses;

•	$4.5 million increase in expenses related to distribution and freight;

•	$3.0 million increase in expenses related to Canada retail store operations;

•	$1.5 million increase in employee benefit costs; and

•	$2.5 million decrease in expenses related to U.S. retail store operations.

OPERATING INCOME

Consolidated operating income decreased $7.3 million, or 11.4%, to $57.0 million in the second quarter of fiscal 2018 from $64.3 million in the second quarter of fiscal 2017. Consolidated operating income decreased $25.5 million, or 17.9%, to $117.3 million in the first two quarters of fiscal 2018 from $142.8 million in the first two quarters of fiscal 2017.

Consolidated operating margin decreased from 9.3% in the second quarter of fiscal 2017 to 8.2% in the second quarter of fiscal 2018. Consolidated operating margin decreased from 10.0% in the first two quarters of fiscal 2017 to 8.1% in the first two quarters of fiscal 2018.

The table below summarizes the changes in each of our segment's operating results and unallocated corporate expenses between the fiscal periods indicated:

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Total
Operating income (loss) for the second quarter of fiscal 2017	$42,133	$35,805	$7,597	$(21,224)	$64,311
Favorable (unfavorable) change in the second quarter of fiscal 2018
Gross profit	12,771	(7,210)	1,064	86	6,711
Royalty income	(470)	(183)	(202)	—	(855)
SG&A expenses	(9,006)	1,926	(4,147)	(1,970)	(13,197)
Operating income (loss) for the second quarter of fiscal 2018	$45,428	$30,338	$4,312	$(23,108)	$56,970

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Total
Operating income (loss) for the first two quarters of fiscal 2017	$71,922	105,501	11,282	(45,938)	$142,767
Favorable (unfavorable) change in the first two quarters of fiscal 2018
Gross profit	25,783	(10,844)	8,461	96	23,496
Royalty income	(2,153)	(703)	(563)	—	(3,419)
SG&A expenses	(20,605)	(13,344)	(11,107)	(509)	(45,565)
Operating income (loss) for the first two quarters of fiscal 2018	$74,947	80,610	8,073	(46,351)	$117,279

The following table presents changes in the operating margin for each of our three operating segments expressed in basis points ("bps") relative to net sales. The first table presents the changes between the second quarter of fiscal 2017 and the second quarter of fiscal 2018. The second table presents the changes between the first two quarters of fiscal 2017 and the first two quarters of fiscal 2018.

	U.S. Retail	U.S. Wholesale	International
Operating margin for the second quarter of fiscal 2017	10.8%	16.4%	9.2%
Favorable (unfavorable) bps change in the second quarter of fiscal 2018
Gross profit	180 bps	(230) bps	10 bps
Royalty income	(10) bps	—	(30) bps
SG&A expenses	(120) bps	40 bps	(390) bps
Operating margin for the second quarter of fiscal 2018	11.3%	14.5%	5.1%
	(a)	(b)	(c)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	U.S. Retail	U.S. Wholesale	International
Operating margin for the first two quarters of fiscal 2017	9.5%	20.7%	7.1%
Favorable (unfavorable) bps change in the first two quarters of fiscal 2018
Gross profit	120 bps	(100) bps	40 bps
Royalty income	(30) bps	(10) bps	(40) bps
SG&A expenses	(90) bps	(320) bps	(250) bps
Operating margin for the first two quarters of fiscal 2018	9.5%	16.4%	4.6%
	(aa)	(bb)	(cc)

(a) U.S. Retail segment operating income increased by $3.3 million, or 7.8%, to $45.4 million in the second quarter of fiscal 2018 from $42.1 million in the second quarter of fiscal 2017. This segment's operating margin increased 50 bps from 10.8% in the second quarter of fiscal 2017 to 11.3% in the second quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	180 bps increase in gross profit, primarily due to lower product costs and improved price realization;

•	120 bps increase in SG&A expenses, primarily due to a:

•	150 bps increase in expenses related to eCommerce initiatives;

•	50 bps increase in marketing and brand management expenses;

•	10 bps increase in expenses associated with distribution; and

•	70 bps decrease in expenses associated with retail stores.

(aa) U.S. Retail segment operating income increased by $3.0 million, or 4.2%, to $74.9 million in the first two quarters of fiscal 2018 from $71.9 million in the first two quarters of fiscal 2017. This segment's operating margin was 9.5% in both the first two quarters of fiscal 2017 and first two quarters of fiscal 2018. The primary drivers in the operating margin were a:

•	120 bps increase in gross profit, primarily due to lower product costs and improved price realization;

•	30 bps decrease in royalty income due to a reduction in the number of licensees;

•	90 bps increase in SG&A expenses, primarily due to a:

•	130 bps increase in expenses related to eCommerce initiatives;

•	50 bps increase in marketing and brand management expenses;

•	20 bps increase in expenses associated with distribution; and

•	100 bps decrease in expenses associated with retail stores.

(b) U.S. Wholesale segment operating income in the second quarter of fiscal 2018 decreased $5.5 million, or 15.3%, to $30.3 million from $35.8 million in the second quarter of fiscal 2017. The segment's operating margin decreased 190 bps from 16.4% in the second quarter of fiscal 2017 to 14.5% in the second quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	230 bps decrease in gross profit, primarily due to customer sales mix and higher provisions for inventory;

•	40 bps decrease in SG&A expenses, primarily due to a decrease in provisions for accounts receivable, partially offset by selling and distribution costs.

(bb) U.S. Wholesale segment operating income in the first two quarters of fiscal 2018 decreased $24.9 million or 23.6%, to $80.6 million from $105.5 million in the first two quarters of fiscal 2017. The segment's operating margin decreased 430 bps from 20.7% in the first two quarters of fiscal 2017 to 16.4% in the first two quarters of fiscal 2018. The primary drivers of the change in operating margin were a:

•	100 bps decrease in gross profit, primarily due to customer sales mix and higher provisions for inventory;

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	320 bps increase in SG&A expenses, primarily due to a:

•	250 bps increase in provision for accounts receivable due to a customer bankruptcy;

•	30 bps increase in distribution and freight expenses; and

•	20 bps increase in marketing and brand management expenses.

(c) International segment operating income decreased by $3.3 million, or 43.2%, to $4.3 million in the second quarter of fiscal 2018 from $7.6 million in the second quarter of 2017. This segment's operating margin decreased 410 bps from 9.2% in the second quarter of fiscal 2017 to 5.1% in the second quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	30 bps decrease in royalty income due to a reduction in the number of licensees that pay royalties;

•	390 bps increase in SG&A, primarily due to higher new store expenses and distribution costs.

(cc) International segment operating income decreased by $3.2 million, or 28.4%, to $8.1 million in the first two quarters of fiscal 2018 from $11.3 million in the first two quarters of 2017. This segment's operating margin decreased 250 bps from 7.1% in the first two quarters of fiscal 2017 to 4.6% in the first two quarters of fiscal 2018. The primary drivers of the change in operating margin were a/an:

•	40 bps increase in gross profit primarily due to favorable product costs;

•	40 bps decrease in royalty income due to a reduction in the number of licensees that pay royalties;

•	250 bps increase in SG&A expenses, primarily due to a:

•	340 bps increase in selling, distribution, and freight costs;

•	50 bps increase in marketing and brand management expenses;

•	100 bps decrease in expenses associated with eCommerce; and

•	40 bps decrease in expenses associated with retail stores.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $1.9 million, or 8.9%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 3.1% in the second quarter of fiscal 2017 to 3.3% in the second quarter of fiscal 2018.

Unallocated corporate expenses increased by $0.4 million, or 0.9%, in the first two quarters of fiscal 2018 compared to the first two quarters of fiscal 2017, primarily due to increased employee benefit costs. Unallocated corporate expenses, as a percentage of consolidated net sales, was 3.2% in the first two quarters of fiscal 2017 and the first two quarters of fiscal 2018.

INTEREST EXPENSE

Interest expense in the second quarters of fiscal 2018 and 2017 was approximately $7.9 million and $7.2 million, respectively. Weighted-average borrowings for the second quarter of fiscal 2018 were approximately $616.9 million with an effective interest rate of 5.04%, compared to weighted-average borrowings for the second quarter of fiscal 2017 of $595.7 million with an effective interest rate of 4.69%. The increase in weighted-average borrowings during the second quarter of fiscal 2018 was attributable to additional net borrowings under our secured revolving credit facility.

Interest expense in the first two quarters of fiscal 2018 and 2017 was approximately $15.9 million and $14.3 million, respectively. Weighted-average borrowings over the course of the first two quarters of fiscal 2018 were approximately $634.9 million with an effective interest rate of 4.92%, compared to weighted-average borrowings for the first two quarters of fiscal 2017 of $602.1 million with an effective interest rate of 4.62%. The increase in weighted-average borrowings during the first two quarters of fiscal 2018 was attributable to additional net borrowings under our secured revolving credit facility.

The increases in the weighted-average interest rate for the second quarter and first two quarters of fiscal 2018 compared to the second quarter and first two quarters of fiscal 2017 was due primarily to a higher LIBOR rate for the outstanding borrowings on our variable-rate secured revolving credit facility during the 2018 period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

On our consolidated balance sheet, unamortized debt issuance costs associated with our senior notes are presented as a direct reduction in the carrying value of the associated debt liability for all periods presented. See Note 8, Long-term Debt.

OTHER (INCOME) EXPENSE, NET

Other income, net is comprised primarily of gains and losses on foreign currency transactions and, if utilized during a reporting period, gains and losses on foreign currency forward contracts.

INCOME TAXES

Our consolidated effective income tax rate for the second quarter of fiscal 2018 was 22.8% compared to 34.5% for the second quarter of fiscal 2017. Our consolidated effective income tax rate for the first two quarters of fiscal 2018 was 21.2% compared to 34.8% for the first two quarters of fiscal 2017. The lower effective rate in fiscal 2018 was due mainly to a lower corporate income tax rate and other changes in U.S. tax law enacted in fiscal 2017.

For full year fiscal 2018, we estimate our annual consolidated effective income tax rate will be approximately 22%.

NET INCOME

Our consolidated net income for the second quarter of fiscal 2018 decreased by $0.5 million, or 1.4%, to $37.3 million compared to $37.8 million in the second quarter of fiscal 2017. Our consolidated net income for the first two quarters of fiscal 2018 decreased by $4.7 million, or 5.5%, to $79.7 million compared to $84.4 million in the first two quarters of fiscal 2017. These changes were due to the factors previously discussed.

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

As of June 30, 2018, the Company had approximately $183.2 million of cash and cash equivalents in major financial institutions, including approximately $69.7 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States.  To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

BALANCE SHEET

Net accounts receivable at June 30, 2018 were $152.5 million compared to $165.2 million at July 1, 2017 and $240.6 million at December 30, 2017. The overall decrease of $12.7 million, or 7.7%, at June 30, 2018 compared to July 1, 2017 was a result of lower demand due to customer bankruptcies. Due to the seasonal nature of our operations, the net accounts receivable balance at June 30, 2018 is not comparable to the net accounts receivable balance at December 30, 2017.

Inventories at June 30, 2018 were $663.3 million compared to $610.4 million at July 1, 2017 and $548.7 million at December 30, 2017. The increase of $52.8 million, or 8.7%, at June 30, 2018 compared to July 1, 2017 primarily reflecting business growth. Due to the seasonal nature of our operations, the inventories balance at June 30, 2018 is not comparable to the inventories balance at December 30, 2017.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

CASH FLOW

Net cash provided by operating activities for the first two quarters of fiscal 2018 was $103.1 million compared to net cash provided by operating activities of $107.3 million in the first two quarters of fiscal 2017. This decrease in operating cash flow for the 2018 period was due primarily to lower net income and the timing of working capital changes.

Net cash used in investing activities was $31.3 million for the first two quarters of fiscal 2018 compared to $178.0 million in the first two quarters of fiscal 2017. Cash used for investing activities during the first two quarters of fiscal 2017 included a net amount of $143.7 million for the acquisition of Skip Hop. Capital expenditures were $31.8 million in the first two quarters of fiscal 2018 compared to $34.3 million in the first two quarters of fiscal 2017, reflecting fewer new store openings in the 2018 fiscal period. Capital spending in the first two quarters of fiscal 2018 included approximately $19.2 million for our U.S. and international retail store openings and re-modelings, $6.9 million for information technology initiatives, $4.1 million for distribution and office facilities, and $0.8 million for wholesale fixtures.

We plan to invest approximately $85 million in total capital expenditures for all of fiscal 2018, primarily for our U.S. and international retail store openings and re-modelings, information technology initiatives, and distribution facilities.

Net cash used in financing activities was $65.7 million in the first two quarters of fiscal 2018 compared to $55.5 million in the first two quarters of fiscal 2017. The net increase in cash used for the 2018 period primarily reflected increases in debt payments and higher dividend payments.

SECURED REVOLVING CREDIT FACILITY

Our amended and restated secured revolving credit facility provides liquidity that can be used as needed for ongoing working capital purposes and general corporate purposes. This facility provides for (i) a $650 million U.S. dollar revolving facility (including a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million) available for borrowings in U.S. dollars and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. Our secured revolving credit facility also includes the opportunity for incremental facilities in an aggregate amount not to exceed $425 million (with the aggregate U.S. dollar amount not to exceed $350 million and the aggregate multicurrency amount not to exceed $75 million). The U.S. dollar incremental facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined) does not exceed 2.25:1.00.

Under the secured credit facility, our wholly-owned operating subsidiary, The William Carter Company ("TWCC"), and its domestic subsidiaries have granted to the collateral agent, for the benefit of the lenders, valid and perfected first priority security interests in substantially all of their present and future assets, excluding certain customary exceptions, and guarantee the obligations of the borrowers. In addition, The Genuine Canadian Corp., as Canadian borrower, and Carter’s Holdings B.V., as Dutch borrower, have each guaranteed the obligations of the other.

Our secured revolving credit facility matures August 25, 2022.

As of June 30, 2018, we had $286.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of June 30, 2018, approximately $459.5 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.

The interest rate margins applicable to our secured revolving credit facility are presently 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

As of June 30, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.38%. There were no Canadian dollar borrowings during the second quarter of fiscal 2018 or the second quarter of fiscal 2017.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2018, we were in compliance with the financial and other covenants under our secured revolving credit facility.

SENIOR NOTES

As of June 30, 2018, TWCC had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $3.2 million, $3.7 million and $4.2 million unamortized issuance-related debt costs at June 30, 2018, December 30, 2017 and July 1, 2017, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.

SHARE REPURCHASES

In the first two quarters of fiscal 2018, the Company repurchased and retired 820,627 shares in open market transactions for approximately $89.1 million at an average price of $108.57 per share. In the first two quarters of fiscal 2017, the Company repurchased and retired 1,131,409 shares in open market transactions for approximately $98.2 million, at an average price of $86.82 per share.

The total remaining capacity under all remaining repurchase authorizations as of June 30, 2018 was approximately $496.5 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

DIVIDENDS

In the first and second quarters of fiscal 2018, we paid quarterly cash dividends of $0.45 per share in each quarter. In the first and second quarters of fiscal 2017, we paid quarterly cash dividends of $0.37 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our variable rate borrowings outstanding as of June 30, 2018 were $286.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $2.9 million.

Other Risks

We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or which are reasonably likely to materially affect, Internal
Control.

There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table provides information about share repurchases during the second quarter of fiscal 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

April 1, 2018 through April 28, 2018	228,414	$105.07	228,414	$536,448,250

April 29, 2018 through May 26, 2018	208,769	$105.24	208,000	$514,559,257

May 27, 2018 through June 30, 2018	162,900	$110.56	162,900	$496,548,806

Total	600,083		599,314

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 769 shares surrendered between April 1, 2018 and June 30, 2018.

(2)
Share purchases during the second quarter of fiscal 2018 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

CARTER’S, INC.

July 26, 2018	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 26, 2018	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)