Form 10-Q
period 2018-09-29
CARTERS INC
filed 2018-10-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 19, 2018
Common stock, par value $0.01 per share	45,848,908

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2018, December 30, 2017 and September 30, 2017	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 29, 2018 and September 30, 2017	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 29, 2018 and September 30, 2017	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the three fiscal quarters ended September 29, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 29, 2018 and September 30, 2017	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4	Controls and Procedures	43

Part II. Other Information

Item 1	Legal Proceedings	44
Item 1A	Risk Factors	44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3	Defaults upon Senior Securities	46
Item 4	Mine Safety Disclosures	46
Item 5	Other Information	46
Item 6	Exhibits	46

Signatures		47

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 29, 2018	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$123,898	$178,494	$105,370
Accounts receivable, net	293,489	240,561	285,651
Finished goods inventories	692,985	548,722	609,996
Prepaid expenses and other current assets	57,000	52,935	50,956
Total current assets	1,167,372	1,020,712	1,051,973
Property, plant, and equipment, net of accumulated depreciation of $450,460, $404,173, and $387,041, respectively	360,718	377,924	382,014
Tradenames, net	365,754	365,551	365,595
Goodwill	229,611	230,424	234,193
Customer relationships, net	45,525	47,996	46,622
Other assets	28,966	28,435	26,539
Total assets	$2,197,946	$2,071,042	$2,106,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$185,285	$182,114	$193,878
Other current liabilities	133,021	149,134	137,114
Total current liabilities	318,306	331,248	330,992

Long-term debt, net	798,020	617,306	687,074
Deferred income taxes	87,888	84,944	138,161
Other long-term liabilities	182,547	180,128	178,878
Total liabilities	$1,386,761	$1,213,626	$1,335,105

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 29, 2018, December 30, 2017, and September 30, 2017	$—	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 46,041,329, 47,178,346 and 47,419,316 shares issued and outstanding at September 29, 2018, December 30, 2017 and September 30, 2017, respectively	460	472	474
Accumulated other comprehensive loss	(32,318)	(29,093)	(26,496)
Retained earnings	843,043	886,037	797,853
Total stockholders' equity	811,185	857,416	771,831
Total liabilities and stockholders' equity	$2,197,946	$2,071,042	$2,106,936

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$923,907	$948,046	$2,375,890	$2,372,624
Cost of goods sold	536,457	544,468	1,346,005	1,350,107
Gross profit	387,450	403,578	1,029,885	1,022,517
Royalty income, net	10,224	10,350	28,573	32,118
Selling, general, and administrative expenses	294,117	283,480	837,621	781,420
Operating income	103,557	130,448	220,837	273,215
Interest expense	9,868	8,061	25,790	22,359
Interest income	(84)	(41)	(474)	(259)
Other expense (income), net	(66)	(815)	528	(1,580)
Income before income taxes	93,839	123,243	194,993	252,695
Provision for income taxes	22,069	40,927	43,487	85,992
Net income	$71,770	$82,316	$151,506	$166,703

Basic net income per common share	$1.55	$1.73	$3.24	$3.46
Diluted net income per common share	$1.53	$1.71	$3.20	$3.42
Dividend declared and paid per common share	$0.45	$0.37	$1.35	$1.11

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$71,770	$82,316	$151,506	$166,703
Other comprehensive income:
Foreign currency translation adjustments	3,213	4,157	(3,225)	8,244
Comprehensive income	$74,983	$86,473	$148,281	$174,947

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	160,363	2	8,730	—	—	8,732
Withholdings from vesting of restricted stock	(56,668)	(1)	(6,746)	—	—	(6,747)
Restricted stock activity	123,708	1	(1)	—	—	—
Stock-based compensation expense	—	—	12,110	—	—	12,110
Repurchase of common stock	(1,364,420)	(14)	(14,093)	—	(131,386)	(145,493)
Cash dividends declared and paid	—	—	—	—	(63,114)	(63,114)
Comprehensive income	—	—	—	(3,225)	151,506	148,281
Balance at September 29, 2018	46,041,329	$460	$—	$(32,318)	$843,043	$811,185

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$151,506	$166,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	63,441	60,455
Amortization of intangible assets	2,783	1,687
Adjustment to earn-out liability	—	(3,600)
Amortization of debt issuance costs	1,303	1,143
Stock-based compensation expense	12,110	13,451
Unrealized foreign currency exchange gain, net	(68)	(1,154)
Provisions for doubtful accounts receivable from customers	15,547	3,723
Loss on disposal of property, plant, and equipment, net of recoveries	516	602
Deferred income taxes	(3,173)	(1,059)
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(68,333)	(66,021)
Finished goods inventories	(145,709)	(81,285)
Prepaid expenses and other assets	(5,312)	(18,018)
Accounts payable and other liabilities	(3,253)	40,879
Net cash provided by operating activities	$21,358	$117,506

Cash flows from investing activities:
Capital expenditures	$(47,844)	$(51,656)
Acquisitions of businesses, net of cash acquired	96	(159,365)
Disposals and recoveries from property, plant, and equipment	376	—
Net cash used in investing activities	$(47,372)	$(211,021)

Cash flows from financing activities:
Payment of debt issuance costs	$(890)	$(2,138)
Borrowings under secured revolving credit facility	290,000	200,000
Payments on secured revolving credit facility	(110,000)	(93,965)
Repurchases of common stock	(145,493)	(150,974)
Dividends paid	(63,114)	(53,443)
Withholdings from vestings of restricted stock	(6,747)	(5,654)
Proceeds from exercises of stock options	8,732	5,140
Net cash used in financing activities	(27,512)	(101,034)

Effect of exchange rate changes on cash and cash equivalents	(1,070)	561
Net decrease in cash and cash equivalents	(54,596)	(193,988)
Cash and cash equivalents, beginning of period	178,494	299,358
Cash and cash equivalents, end of period	$123,898	$105,370

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear and related products under the Carter's, Child of Mine, Just One You, Precious Firsts, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies. As of September 29, 2018, the Company operated 1,061 retail stores in the United States, Canada, and Mexico.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter and three fiscal quarters ended September 29, 2018 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 29, 2018.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company uses the five-step model to recognize revenue:

1)	Identify the contract with the customer;

2)	Identity the performance obligation(s);

3)	Determine the transaction price;

4)	Allocate the transaction price to each performance obligation if multiple obligations exist; and

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Classification of Costs Related to Defined Benefit Pension and Other Post-retirement Benefit Plans (ASU 2017-07)
At the beginning of fiscal 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer's statement of operations presents service cost arising in the current period in the same statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented on the statement of operations on a line item outside (or below) operating income. ASU 2017-07 affects only the classification of certain costs on the statement of operations, not the determination of costs. Net periodic pension costs related to the Company's frozen defined benefit pension plan and post-retirement medical benefit plan were not material for the third quarter of fiscal 2018, three fiscal quarters of 2018, or prior periods. Prior period results have not been reclassified on the Company's statement of operations due to materiality.
Modifications to Share-based Compensation Awards (ASU 2017-09)
At the beginning of fiscal 2018, the Company adopted ASU No. 2017-09, Compensation-Stock Compensation Topic 718-Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance if the value, vesting conditions, or classification of an award changes. The Company has not modified any share-based payment awards. If the Company modifies share-based payment awards in the future, it will apply the provisions of ASU 2017-09.
Definition of a Business (ASU 2017-01)
At the beginning of fiscal 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 assists entities in determining if acquired assets constitute the acquisition of a business or the acquisition of assets for accounting and reporting purposes. This distinction is important because goodwill can only be recognized in an acquisition of a business. Prior to ASU 2017-01, if revenues were generated immediately before and after a transaction, the acquisition was typically considered a business. Under ASU 2017-01, entities are required to further assess the substance of the processes they acquire. If the Company commences or completes an acquisition in future periods, it will apply the provisions of ASU 2017-01.
Statement of Cash Flows (ASU 2016-15)
At the beginning of fiscal 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that, if present, can impact classifications on the statement of cash flows. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 only impacted the classification of certain insurance proceeds on the Company's consolidated statement of cash flows for the first three quarters of fiscal 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
At the beginning of fiscal 2018, the Company adopted the provisions of ASC 606 using the full retrospective adoption method. Under the full retrospective method, the Company adjusted all periods in fiscal 2017 and fiscal 2016 to reflect the provisions of ASC 606, and retained earnings at January 2, 2016 (beginning of fiscal 2016) were adjusted for the cumulative effect for prior periods. Refer to the section "Revenue from Contracts with Customers (ASC No. 606)" in Note 2, Basis of Presentation, for changes to the Company's accounting policies due to the adoption of ASC 606.
ASC 606 affected the Company's retail channels as follows:

•
Accelerated the recognition of breakage revenue from unredeemed gift cards, which affected net sales, gross profit, income before income taxes, and net income on the Company's statements of operations. Basic and diluted net income per share were affected by $0.01 or less for each reporting period. Related gift card liabilities and income tax liabilities were also affected.

•
A portion of the estimated value of goods expected to be returned by customers was reclassified between net sales and cost of goods sold, with no net effect on gross profit, income before income taxes, or net income on the Company's statement of operations. Related reclassifications were also made between other current assets and other current liabilities on the Company's balance sheets.

The effects of retrospective adoption on the Company's consolidated Statements of Operations were as follows:

	Third Quarter	Three Fiscal Quarters	Year	Year
(dollars in thousands, except per share data)	Fiscal 2017	Fiscal 2017	Fiscal 2017	Fiscal 2016
Net sales	$(186)	$(480)	$92	$(637)
Cost of goods sold	$84	$110	$52	$(7)
Income before income taxes	$(270)	$(590)	$40	$(630)
Net income	$(170)	$(371)	$84	$(397)

Basic net income per common share	$—	$(0.01)	$—	$(0.01)
Diluted net income per common share	$—	$(0.01)	$—	$—
The cumulative effect to the Company’s retained earnings at January 2, 2016 was an after-tax increase of approximately $0.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of adoption of ASC 606 on the Company’s consolidated balance sheet at December 30, 2017 were as follows:

(dollars in thousands)	As Previously Reported	ASC 606 Adjustments		As Amended for ASC 606
ASSETS
Prepaid expenses and other current assets	$49,892	$3,043	(1)	$52,935
Total current assets	$1,017,669	$3,043		$1,020,712
Total assets	$2,067,999	$3,043		$2,071,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$146,510	$2,624	(2)	$149,134
Total current liabilities	$328,624	$2,624		$331,248
Deferred income taxes	$84,848	$96		$84,944
Total liabilities	$1,210,906	$2,720		$1,213,626

Retained earnings	885,714	323	(3)	886,037
Total stockholder's equity	$857,093	$323		$857,416

Total liabilities and stockholders' equity	$2,067,999	$3,043		$2,071,042

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

The retrospective adoption of ASC 606 at the beginning of fiscal 2018 also had the following effects on the Company’s unaudited condensed consolidated balance sheet at September 30, 2017:

(dollars in thousands)	As Previously Reported	ASC 606 Adjustments		As Amended for ASC 606
ASSETS
Prepaid expenses and other current assets	$48,083	$2,873	(1)	$50,956
Total current assets	$1,049,100	$2,873		$1,051,973
Total assets	$2,104,063	$2,873		$2,106,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$134,031	$3,083	(2)	$137,114
Total current liabilities	$327,909	$3,083		$330,992
Deferred income taxes	$138,239	$(78)		138,161
Total liabilities	$1,332,100	$3,005		$1,335,105

Retained earnings	$797,985	$(132)	(3)	$797,853
Total stockholder's equity	$771,963	$(132)		$771,831

Total liabilities and stockholders' equity	$2,104,063	$2,873		$2,106,936

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

(2)	Amount includes a reclassification of approximately $2.9 million for estimated inventory expected to be returned by customers and an adjustment of approximately $0.2 million for gift card liabilities.

(3)
Cumulative impact of approximately $0.6 million for after-tax adjustments to retained earnings at the beginning of fiscal 2016, offset by ASC 606 impact on fiscal 2017 and fiscal 2016 results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for the third quarter and three quarters ended fiscal 2018 and 2017 were as follows:

	Fiscal quarter ended September 29, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$338,963	$54,373	$393,336
Direct-to-consumer	459,101	—	71,470	530,571
	$459,101	$338,963	$125,843	$923,907

Royalty income	$3,614	$5,891	$719	$10,224

	Three fiscal quarters ended September 29, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$829,272	$117,255	$946,527
Direct-to-consumer	1,244,863	—	184,500	1,429,363
	$1,244,863	$829,272	$301,755	$2,375,890

Royalty income	$9,625	$16,693	$2,255	$28,573

	Fiscal quarter ended September 30, 2017
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$369,577	$55,524	$425,101
Direct-to-consumer	453,843	—	69,102	522,945
	$453,843	$369,577	$124,626	$948,046

Royalty income	$3,038	$6,648	$664	$10,350

	Three fiscal quarters ended September 30, 2017
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$879,842	$112,827	$992,669
Direct-to-consumer	1,209,143	—	170,812	1,379,955
	$1,209,143	$879,842	$283,639	$2,372,624

Royalty income	$11,201	$18,153	$2,764	$32,118
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	September 29, 2018	December 30, 2017	September 30, 2017
Trade receivables from wholesale customers, net	$281,190	$229,968	$274,238
Royalties receivable	9,667	9,818	9,331
Tenant allowances and other receivables	14,165	14,511	13,863
Total gross receivables	$305,022	$254,297	$297,432
Less:
Wholesale accounts receivable reserves	(11,533)	(13,736)	(11,781)
Accounts receivable, net	$293,489	$240,561	$285,651

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Assets and Liabilities
The Company's contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	September 29, 2018	December 30, 2017	September 30, 2017
Contract liabilities-current:
Unredeemed gift cards	$11,304	$11,945	$10,236
Unredeemed customer loyalty rewards	8,441	7,355	8,485
Total contract liabilities-current(*)	$19,745	$19,300	$18,721

*	Included with Other current liabilities on the Company's consolidated balance sheet.
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
Unredeemed loyalty rewards - points and reward certificates earned by customers under the Company’s loyalty programs represent obligations of the Company to transfer goods to the customer upon redemption. Periodic changes in the loyalty program contract liability result from reward certificate redemptions and expirations. The earning and redemption cycles for our loyalty program are under one year in duration.
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
The measurement period (as defined in ASC 805) for Skip Hop was complete at the end of fiscal 2017 and all measurement period adjustments were reflected in the Company's consolidated balance sheet as of December 30, 2017. As a result of the measurement period adjustments recorded between the acquisition date and the end of fiscal 2017, the net assets acquired consisted of the following: $46.0 million of goodwill including an assembled workforce; $104.1 million of intangible assets comprised of a tradename and acquired customer relationships; $53.9 million of tangible assets acquired; and $20.8 million of liabilities in addition to $36.3 million of deferred income tax liabilities. The adjusted purchase price was approximately $142.5 million, net of $0.8 million of cash acquired.
Acquisition of Mexican Licensee
On August 1, 2017, the Company, through certain of its wholly-owned subsidiaries, acquired the outstanding equity of the Company's licensee in Mexico and a related entity (collectively "Carter's Mexico"). Both entities are incorporated under

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The measurement period (as defined in ASC 805) for the acquisition of Carter's Mexico was completed during the second quarter of fiscal 2018 and all measurement period adjustments were reflected in the Company's consolidated balance sheet as of September 29, 2018. As a result of the measurement period adjustments recorded between the acquisition date and the end of the second quarter of fiscal 2018, the values assigned to assets acquired included inventories of approximately $8.0 million, a customer relationships intangible asset of approximately $3.5 million, and goodwill of approximately $6.3 million.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	September 29, 2018	December 30, 2017	September 30, 2017
Cumulative foreign currency translation adjustments	$(24,510)	$(21,285)	$(19,380)
Pension and post-retirement obligations(*)	(7,808)	(7,808)	(7,116)
Total accumulated other comprehensive loss	$(32,318)	$(29,093)	$(26,496)

(*)
Net of income taxes of $4.4 million, $4.4 million, and $4.2 million, respectively. The deferred income taxes associated with these obligations are subject to adjustments upon the Company's adoption of ASC 2018-02. See Note 16, Pending Adoption of Recent Accounting Pronouncements.

During the first three quarters of both fiscal 2018 and fiscal 2017, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill and intangible assets were as follows:

		September 29, 2018			December 30, 2017
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's goodwill	Indefinite	$136,570		$136,570	$136,570		$136,570
Canada goodwill	Indefinite	41,074		41,074	42,223		42,223
Skip Hop goodwill	Indefinite	45,976		45,976	45,997		45,997
Carter's Mexico goodwill	Indefinite	5,991		5,991	5,634		5,634
Total goodwill		$229,611		$229,611	$230,424		$230,424

Carter's tradename	Indefinite	$220,233		$220,233	$220,233		$220,233
OshKosh tradename	Indefinite	85,500		85,500	85,500		85,500
Skip Hop tradename	Indefinite	56,800		56,800	56,800		56,800
Finite-life tradenames	5-20 years	3,911	$690	3,221	3,550	$532	3,018
Total tradenames, net		$366,444	$690	$365,754	$366,083	$532	$365,551

Skip Hop customer relationships	15 years	$47,300	$4,686	$42,614	$47,300	$2,304	$44,996
Carter's Mexico customer relationships	10 years	3,289	378	2,911	3,135	135	3,000
Total customer relationships, net		$50,589	$5,064	$45,525	$50,435	$2,439	$47,996

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		September 30, 2017
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter's goodwill	Indefinite	$136,570		$136,570
Canada goodwill	Indefinite	42,514		42,514
Skip Hop goodwill	Indefinite	49,190		49,190
Carter's Mexico goodwill	Indefinite	5,919		5,919
Total goodwill		$234,193		$234,193

Carter's tradename	Indefinite	$220,233		$220,233
OshKosh tradename	Indefinite	85,500		85,500
Skip Hop tradename	Indefinite	56,800		56,800
Finite-life tradenames	5-20 years	42,040	$38,978	3,062
Total tradenames, net		$404,573	$38,978	$365,595

Skip Hop customer relationships, net	15 years	$44,800	$1,554	$43,246
Carter's Mexico customer relationships	10 years	3,376	—	3,376
Total customer relationships, net		$48,176	$1,554	$46,622
Amortization expense for intangible assets subject to amortization was approximately $0.9 million and $0.8 million for the third fiscal quarter ended September 29, 2018 and third fiscal quarter ended September 30, 2017, respectively. For the first three quarters of fiscal 2018 and fiscal 2017, amortization expense was approximately $2.8 million and $1.7 million, respectively.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization
2019	$3,751
2020	$3,751
2021	$3,751
2022	$3,751
2023	$3,708
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The total aggregate remaining capacity under outstanding repurchase authorizations as of September 29, 2018 was approximately $440.1 million, based on settled repurchase transactions. The authorizations have no expiration date.
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Number of shares repurchased	543,793	596,178	1,364,420	1,727,587
Aggregate cost of shares repurchased (dollars in thousands)	$56,401	$52,742	$145,493	$150,974
Average price per share	$103.72	$88.47	$106.63	$87.39
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends
In the third fiscal quarter and three fiscal quarters ended September 29, 2018, the Company declared and paid cash dividends per share of $0.45 and $1.35, respectively. In the third fiscal quarter and three fiscal quarters ended September 30, 2017, the Company declared and paid cash dividends per share of $0.37 and $1.11, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and are based on a number of factors, including the Company's future financial performance and other investment priorities.
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
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	September 29, 2018	December 30, 2017	September 30, 2017
Senior notes at amounts repayable	$400,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(2,980)	(3,694)	(3,926)
Senior notes, net	397,020	396,306	396,074
Secured revolving credit facility	401,000	221,000	291,000
Total long-term debt, net	$798,020	$617,306	$687,074
Secured Revolving Credit Facility
On September 21, 2018, TWCC and a syndicate of lenders entered into Amendment No. 1 to its fourth amended and restated credit agreement that, among other things, extended the term of the facility from August 25, 2022 to September 21, 2023.
As amended, the secured revolving credit facility provides: (i) a maturity date for the maturity of September 21, 2023 and (ii) an aggregate credit line of $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million.
In addition, the secured revolving credit facility includes additional potential borrowing facilities up to $425 million, which is comprised of a $350 million U.S. dollar revolving credit facility and a $75 million multicurrency revolving credit facility. The U.S. dollar revolving credit facility can also potentially increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00.
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
As of September 29, 2018, the Company had $401.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of September 29, 2018, approximately $344.5 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.
As of September 29, 2018, the interest rate applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 29, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.58%. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.
As of September 29, 2018, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of September 29, 2018, TWCC had outstanding $400 million principal amount of senior notes bearing interest at a fixed rate of 5.25% per annum and maturing on August 15, 2021. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC. On the Company's consolidated balance sheet, the senior notes are reported net of certain unamortized issuance-related costs, as shown in the table above.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock options	$1,148	$983	$3,604	$3,182
Restricted stock:
Time-based awards	1,881	1,706	5,989	5,668
Performance-based awards	(1,185)	1,116	1,314	3,419
Stock awards	—	—	1,203	1,182
Total	$1,844	$3,805	$12,110	$13,451
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the third fiscal quarter of 2018, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a $2.5 million reduction to stock compensation expense.
NOTE 10 – INCOME TAXES
As of September 29, 2018, the Company had gross unrecognized income tax benefits of approximately $15.3 million, of which $12.9 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at September 29, 2018 were approximately $2.0 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2018 or fiscal 2019 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the fiscal quarter ended September 29, 2018, interest expense recorded on uncertain tax positions was approximately $0.6 million, while the interest expense recorded for the fiscal quarter ended September 30, 2017 was not material. The Company had approximately $1.9 million, $1.0 million, and $1.1 million of interest accrued on uncertain tax positions as of September 29, 2018, December 30, 2017, and September 30, 2017, respectively.
For the full fiscal year 2018, the Company estimates that its consolidated effective income tax rate will be approximately 22.0%.
U.S. Tax Reform
The provision for income taxes recognized by the Company during the fiscal fourth quarter of 2017 reflected certain provisional estimates for the accounting of the December 22, 2017 enactment of income tax law changes commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"). The provisional accounting for the 2017 Tax Act is permitted by SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, issued in late

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 2017. Subsequent adjustments, if any, to the provisional accounting estimates must be reflected in income tax provisions/benefits during one or more periods in fiscal 2018.
During the fourth quarter of fiscal 2017, the Company recorded a provisional tax expense estimate for the one-time transition tax liability for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $10.4 million related to foreign earnings. The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that the Company previously deferred from United States income taxes. During the third quarter of fiscal 2018, the Company completed its calculation of the one-time transition tax for all of its foreign subsidiaries. The adjustments made to this provisional tax expense estimate during the first three quarters of fiscal 2018 were not material. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable, but the related cumulative temporary difference as of December 30, 2017 and September 29, 2018 would not result in a material incremental deferred tax liability.
NOTE 11 – FAIR VALUE MEASUREMENTS
The following table summarizes assets and liabilities that are remeasured at fair value each reporting period:

	September 29, 2018			December 30, 2017			September 30, 2017
(dollars in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Investments(1)	$17.6	—	—	$16.7	—	—	$15.7	—	—

Liabilities
Foreign exchange forward contracts(2)	—	—	—	—	—	—	—	$0.2	—

(1)	Included in Other assets on the Company's consolidated balance sheet.

(2)	Included in Other current liabilities on the Company's consolidated balance sheet.
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. Gains on the investments in marketable securities were $0.7 million and $0.9 million for the third fiscal quarter and the three fiscal quarters ended September 29, 2018, respectively, and were $0.4 million and $1.6 million for the third fiscal quarter and three fiscal quarters ended September 30, 2017, respectively. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations.
Contingent Consideration
The estimated fair value of contingent consideration related to the Skip Hop acquisition was based on a weighted payout probability at the measurement date. Facts and circumstances that occurred subsequent to the acquisition indicated that the contingent earn out arrangement would not be achieved, and therefore approximately $3.6 million was credited to the Company's earnings during the third fiscal quarter ended September 30, 2017.
Borrowings
As of September 29, 2018, the fair value of the Company's $401.0 million in outstanding borrowings under its secured revolving credit facility approximated the carrying value.
The fair value of the Company's senior notes at September 29, 2018 was approximately $406 million. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	45,990,039	47,303,074	46,399,746	47,829,794
Dilutive effect of equity awards	490,283	541,325	538,422	549,213
Diluted number of common and common equivalent shares outstanding	46,480,322	47,844,399	46,938,168	48,379,007

Basic net income per common share (in thousands, except per share data):
Net income	$71,770	$82,316	$151,506	$166,703
Income allocated to participating securities	(540)	(651)	(1,142)	(1,311)
Net income available to common shareholders	$71,230	$81,665	$150,364	$165,392

Basic net income per common share	$1.55	$1.73	$3.24	$3.46

Diluted net income per common share (in thousands, except per share data):
Net income	$71,770	$82,316	$151,506	$166,703
Income allocated to participating securities	(536)	(645)	(1,134)	(1,301)
Net income available to common shareholders	$71,234	$81,671	$150,372	$165,402

Diluted net income per common share	$1.53	$1.71	$3.20	$3.42

Anti-dilutive awards excluded from diluted earnings per share computation	326,129	662,130	266,646	618,826

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	September 29, 2018	December 30, 2017	September 30, 2017
Accrued bonuses and incentive compensation	$6,286	$27,566	$9,328
Income taxes payable	21,124	16,252	28,393
Accrued employee benefits	13,987	21,735	12,503
Accrued and deferred rent	19,137	18,213	18,160
Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	September 29, 2018	December 30, 2017	September 30, 2017
Deferred lease incentives	$75,331	$75,104	$76,599
NOTE 14 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.
NOTE 15 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated.

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 29, 2018	% of Total Net Sales	September 30, 2017	% of Total Net Sales	September 29, 2018	% of Total Net Sales	September 30, 2017	% of Total Net Sales
Net sales:
U.S. Retail	$459,101	49.7%	$453,843	47.9%	$1,244,863	52.4%	$1,209,143	50.9%
U.S. Wholesale	338,963	36.7%	369,577	39.0%	829,272	34.9%	879,842	37.1%
International	125,843	13.6%	124,626	13.1%	301,755	12.7%	283,639	12.0%
Total net sales	$923,907	100.0%	$948,046	100.0%	$2,375,890	100.0%	$2,372,624	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail(1)(5)	$47,139	10.3%	$55,519	12.2%	$122,086	9.8%	$127,441	10.5%
U.S. Wholesale(2)(5)	67,785	20.0%	78,572	21.3%	148,395	17.9%	184,073	20.9%
International(5)(6)	12,434	9.9%	16,726	13.4%	20,508	6.8%	28,008	9.9%
Corporate expenses(3)(4)	(23,801)		(20,369)		(70,152)		(66,307)
Total operating income	$103,557	11.2%	$130,448	13.8%	$220,837	9.3%	$273,215	11.5%

(1)	Includes insurance recoveries of approximately $0.4 million associated with storm-related store closures in 2017 for the three fiscal quarters ended September 29, 2018.

(2)	Includes approximately $12.8 million of charges related to a customer bankruptcy for the three fiscal quarters ended September 29, 2018.

(3)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)	Includes the following charges:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Acquisition contingency fair value adjustment	$—	$(3.6)	$—	$(3.6)
Direct sourcing initiative	$—	$0.1	$—	$0.3
Acquisition-related costs	$—	$0.8	$—	$3.3

(5)
Includes $0.4 million and $0.8 million of certain costs related to inventory acquired from Skip Hop in operating income between U.S. Wholesale, U.S. Retail, and International for the fiscal quarter and three fiscal quarters ended September 30, 2017, respectively.

(6)
Fiscal quarter and three fiscal quarters ended September 29, 2018 include approximately $3.5 million in costs associated with changes to the Company's business model in China, which includes inventory and severance charges.

NOTE 16 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Leases (ASU 2016-02)
In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases ("ASC 842"). Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. The new standard will be effective for the Company at the beginning of fiscal 2019, including interim periods within the year of adoption. The Company is assessing the implications of applying the practical expedients and accounting policy elections, implementing software to meet the reporting requirements of the new standard, and identifying changes to its business processes and controls to support the adoption of the new standard. The Company believes the adoption will have a material impact on the total assets and total liabilities reported on the Company's consolidated balance sheets, but is not able to quantify the effect on the consolidated balance sheets at this time. However, the Company does not believe adoption of this standard will have a material impact on the Company's consolidated results of operations or cash flows.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") on items within accumulated other comprehensive income or loss ("AOCI-L") to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the 2017 Tax Act, thereby leaving a "stranded" tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these "stranded" amounts from AOCI-L to retained earnings. ASU 2018-02 will be effective for the Company at the beginning of fiscal 2019, with early adoption permitted. The Company has amounts in its AOCI-L for defined benefit retirement plans that were recorded net of applicable income taxes, thus the Company anticipates the transfer of "stranded" tax amounts from its AOCI-L to retained earnings upon the adoption of ASU 2018-02. The effect of the adoption of ASU 2018-02 will not be material to the Company's financial position, and the adoption will have no impact on the Company's results of operations or cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheets (unaudited)

As of September 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$70,518	$19,755	$33,625	$—	$123,898
Accounts receivable, net	—	235,167	38,986	19,336	—	293,489
Intercompany receivable	—	131,518	123,104	47,869	(302,491)	—
Finished goods inventories	—	385,969	261,141	78,694	(32,819)	692,985
Prepaid expenses and other current assets	—	21,690	23,431	11,879	—	57,000
Total current assets	—	844,862	466,417	191,403	(335,310)	1,167,372
Property, plant, and equipment, net	—	137,709	185,203	37,806	—	360,718
Goodwill	—	136,570	45,368	47,673	—	229,611
Tradenames, net	—	223,117	142,637	—	—	365,754
Customer relationships, net	—	—	42,614	2,911	—	45,525
Other assets	—	25,422	1,690	1,854	—	28,966
Intercompany long-term receivable	—	—	490,514	—	(490,514)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	811,185	1,117,864	283,169	—	(2,212,218)	—
Total assets	$811,185	$2,585,544	$1,657,612	$281,647	$(3,138,042)	$2,197,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$121,721	$45,351	$18,213	$—	$185,285
Intercompany payables	—	164,290	132,713	5,488	(302,491)	—
Other current liabilities	—	40,703	75,358	16,960	—	133,021
Total current liabilities	—	326,714	253,422	40,661	(302,491)	318,306

Long-term debt	—	798,020	—	—	—	798,020
Deferred income taxes	—	45,480	41,820	588	—	87,888
Intercompany long-term liability	—	490,514	—	—	(490,514)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	80,812	88,860	12,875	—	182,547
Stockholders' equity	811,185	844,004	1,173,510	227,523	(2,245,037)	811,185
Total liabilities and stockholders' equity	$811,185	$2,585,544	$1,657,612	$281,647	$(3,138,042)	$2,197,946

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$129,463	$10,030	$39,001	$—	$178,494
Accounts receivable, net	—	182,944	40,286	17,331	—	240,561
Intercompany receivable	—	87,702	162,007	58,980	(308,689)	—
Finished goods inventories	—	296,065	206,556	66,569	(20,468)	548,722
Prepaid expenses and other current assets	—	17,012	21,354	14,569	—	52,935
Total current assets	—	713,186	440,233	196,450	(329,157)	1,020,712
Property, plant, and equipment, net	—	147,858	189,511	40,555	—	377,924
Goodwill	—	136,570	45,368	48,486	—	230,424
Tradenames, net	—	223,251	142,300	—	—	365,551
Customer relationships, net	—	—	44,996	3,000	—	47,996
Other assets	—	23,884	2,392	2,159	—	28,435
Intercompany long-term receivable	—	—	441,294	—	(441,294)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	857,416	1,053,224	231,994	—	(2,142,634)	—
Total assets	$857,416	$2,397,973	$1,538,088	$290,650	$(3,013,085)	$2,071,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$115,658	$49,313	$17,143	$—	$182,114
Intercompany payables	—	215,573	91,697	1,419	(308,689)	—
Other current liabilities	—	11,805	122,989	14,340	—	149,134
Total current liabilities	—	343,036	263,999	32,902	(308,689)	331,248

Long-term debt	—	617,306	—	—	—	617,306
Deferred income taxes	—	46,619	37,647	678	—	84,944
Intercompany long-term liability	—	441,294	—	—	(441,294)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	71,834	92,570	15,724	—	180,128
Stockholders' equity	857,416	877,884	1,043,872	241,346	(2,163,102)	857,416
Total liabilities and stockholders' equity	$857,416	$2,397,973	$1,538,088	$290,650	$(3,013,085)	$2,071,042

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,715	$17,771	$30,884	$—	$105,370
Accounts receivable, net	—	229,425	37,165	19,061	—	285,651
Intercompany receivable	—	113,950	114,420	35,964	(264,334)	—
Finished goods inventories	—	311,260	245,934	74,631	(21,829)	609,996
Prepaid expenses and other current assets	—	18,339	22,342	10,275	—	50,956
Total current assets	—	729,689	437,632	170,815	(286,163)	1,051,973
Property, plant, and equipment, net	—	149,889	192,065	40,060	—	382,014
Goodwill	—	136,570	48,566	49,057	—	234,193
Tradenames, net	—	223,295	142,300	—	—	365,595
Customer relationships, net	—	—	43,246	3,376	—	46,622
Other assets	—	23,274	1,533	1,732	—	26,539
Intercompany long-term receivable	—	—	411,787	—	(411,787)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	771,831	983,575	204,093	—	(1,959,499)	—
Total assets	$771,831	$2,346,292	$1,481,222	$265,040	$(2,757,449)	$2,106,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$120,892	$54,334	$18,652	$—	$193,878
Intercompany payables	—	148,416	111,972	3,946	(264,334)	—
Other current liabilities	—	45,656	78,381	13,077	—	137,114
Total current liabilities	—	314,964	244,687	35,675	(264,334)	330,992

Long-term debt	—	687,074	—	—	—	687,074
Deferred income taxes	—	70,290	66,972	899	—	138,161
Intercompany long-term liability	—	411,787	—	—	(411,787)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	68,517	95,329	15,032	—	178,878
Stockholders' equity	771,831	793,660	974,234	213,434	(1,981,328)	771,831
Total liabilities and stockholders' equity	$771,831	$2,346,292	$1,481,222	$265,040	$(2,757,449)	$2,106,936

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Statements of Operations (unaudited)

For the fiscal quarter ended September 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$570,007	$506,994	$119,182	$(272,276)	$923,907
Cost of goods sold	—	424,895	309,123	60,701	(258,262)	536,457
Gross profit	—	145,112	197,871	58,481	(14,014)	387,450
Royalty income, net	—	8,515	5,320	—	(3,611)	10,224
Selling, general, and administrative expenses	—	53,008	214,036	34,888	(7,815)	294,117
Operating income (loss)	—	100,619	(10,845)	23,593	(9,810)	103,557
Interest expense	—	9,866	1,329	—	(1,327)	9,868
Interest income	—	(1,329)	(2)	(80)	1,327	(84)
(Income) loss in subsidiaries	(71,770)	(6,446)	(21,608)	—	99,824	—
Other (income) expense, net	—	—	235	(301)	—	(66)
Income (loss) before income taxes	71,770	98,528	9,201	23,974	(109,634)	93,839
Provision for income taxes	—	16,948	2,755	2,366	—	22,069
Net income (loss)	$71,770	$81,580	$6,446	$21,608	$(109,634)	$71,770

For the fiscal quarter ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$587,022	$506,272	$106,105	$(251,353)	$948,046
Cost of goods sold	—	423,433	297,858	59,500	(236,323)	544,468
Gross profit	—	163,589	208,414	46,605	(15,030)	403,578
Royalty income, net	—	8,245	5,501	—	(3,396)	10,350
Selling, general, and administrative expenses	—	49,368	210,175	32,704	(8,767)	283,480
Operating income	—	122,466	3,740	13,901	(9,659)	130,448
Interest expense	—	8,013	1,375	—	(1,327)	8,061
Interest income	—	(1,330)	—	(38)	1,327	(41)
(Income) loss in subsidiaries	(82,316)	(4,555)	(11,037)	—	97,908	—
Other (income) expense, net	—	(120)	123	(818)	—	(815)
Income (loss) before income taxes	82,316	120,458	13,279	14,757	(107,567)	123,243
Provision for income taxes	—	28,483	8,724	3,720	—	40,927
Net income (loss)	$82,316	$91,975	$4,555	$11,037	$(107,567)	$82,316

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Statements of Operations (unaudited)

For the three fiscal quarters ended September 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,376,806	$1,379,293	$298,148	$(678,357)	$2,375,890
Cost of goods sold	—	1,028,751	820,721	147,498	(650,965)	1,346,005
Gross profit	—	348,055	558,572	150,650	(27,392)	1,029,885
Royalty income, net	—	24,043	13,739	—	(9,209)	28,573
Selling, general, and administrative expenses	—	137,246	626,125	98,500	(24,250)	837,621
Operating income (loss)	—	234,852	(53,814)	52,150	(12,351)	220,837
Interest expense	—	25,778	3,983	10	(3,981)	25,790
Interest income	—	(3,999)	(2)	(454)	3,981	(474)
(Income) loss in subsidiaries	(151,506)	14,593	(45,032)	—	181,945	—
Other expense, net	—	19	360	149	—	528
Income (loss) before income taxes	151,506	198,461	(13,123)	52,445	(194,296)	194,993
Provision for income taxes	—	34,604	1,470	7,413	—	43,487
Net income (loss)	$151,506	$163,857	$(14,593)	$45,032	$(194,296)	$151,506

For the three fiscal quarters ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,393,351	$1,337,078	$239,022	$(596,827)	$2,372,624
Cost of goods sold	—	1,014,968	783,973	133,948	(582,782)	1,350,107
Gross profit	—	378,383	553,105	105,074	(14,045)	1,022,517
Royalty income, net	—	25,580	14,508	—	(7,970)	32,118
Selling, general, and administrative expenses	—	128,595	593,544	85,267	(25,986)	781,420
Operating income (loss)	—	275,368	(25,931)	19,807	3,971	273,215
Interest expense	—	22,124	4,121	95	(3,981)	22,359
Interest income	—	(4,169)	—	(71)	3,981	(259)
(Income) loss in subsidiaries	(166,703)	23,699	(15,395)	—	158,399	—
Other (income) expense, net	—	(745)	771	(1,606)	—	(1,580)
Income (loss) before income taxes	166,703	234,459	(15,428)	21,389	(154,428)	252,695
Provision for income taxes	—	71,727	8,271	5,994	—	85,992
Net income (loss)	$166,703	$162,732	$(23,699)	$15,395	$(154,428)	$166,703

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the fiscal quarter ended September 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$71,770	$81,580	$6,446	$21,608	$(109,634)	$71,770
Foreign currency translation adjustments	3,213	3,213	3,213	3,213	(9,639)	3,213
Comprehensive income (loss)	$74,983	$84,793	$9,659	$24,821	$(119,273)	$74,983

For the fiscal quarter ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$82,316	$91,975	$4,555	$11,037	$(107,567)	$82,316
Foreign currency translation adjustments	4,157	4,157	4,157	4,157	(12,471)	4,157
Comprehensive income (loss)	$86,473	$96,132	$8,712	$15,194	$(120,038)	$86,473

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the three fiscal quarters ended September 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$151,506	$163,857	$(14,593)	$45,032	$(194,296)	$151,506
Foreign currency translation adjustments	(3,225)	(3,225)	(3,225)	(3,225)	9,675	(3,225)
Comprehensive income (loss)	$148,281	$160,632	$(17,818)	$41,807	$(184,621)	$148,281

For the three fiscal quarters ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$166,703	$162,732	$(23,699)	$15,395	$(154,428)	$166,703
Foreign currency translation adjustments	8,244	8,244	8,244	8,244	(24,732)	8,244
Comprehensive income (loss)	$174,947	$170,976	$(15,455)	$23,639	$(179,160)	$174,947

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

CARTER’S, INC.
Condensed Consolidating Statements of Cash Flows (unaudited)

For the three fiscal quarters ended September 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows (used in) provided by operating activities:	$—	$(11,296)	$(16,349)	$49,003	$—	$21,358

Cash flows from investing activities:
Capital expenditures	—	(13,121)	(30,056)	(4,667)	—	(47,844)
Intercompany investing activity	206,622	(2,116)	3,024	1,077	(208,607)	—
Acquisitions of businesses, net of cash acquired	—	—	—	96	—	96
Disposals and recoveries from property, plant, and equipment	—	—	369	7	—	376
Net cash provided by (used in) investing activities	206,622	(15,237)	(26,663)	(3,487)	(208,607)	(47,372)

Cash flows from financing activities:
Intercompany financing activity	—	(211,522)	(12,263)	15,178	208,607	—
Payment of debt issuance costs	—	(890)	—	—	—	(890)
Borrowings under secured revolving credit facility	—	290,000	—	—	—	290,000
Payments on secured revolving credit facility	—	(110,000)	—	—	—	(110,000)
Dividends paid	(63,114)	—	65,000	(65,000)	—	(63,114)
Repurchases of common stock	(145,493)	—	—	—	—	(145,493)
Withholdings from vestings of restricted stock	(6,747)	—	—	—	—	(6,747)
Proceeds from exercises of stock options	8,732	—	—	—	—	8,732
Net cash (used in) provided by financing activities	(206,622)	(32,412)	52,737	(49,822)	208,607	(27,512)
Effect of exchange rate changes on cash	—	—	—	(1,070)	—	(1,070)
Net (decrease) increase in cash and cash equivalents	—	(58,945)	9,725	(5,376)	—	(54,596)
Cash and cash equivalents, beginning of period	—	129,463	10,030	39,001	—	178,494
Cash and cash equivalents, end of period	$—	$70,518	$19,755	$33,625	$—	$123,898

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three fiscal quarters ended September 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$53,299	$54,934	$9,273	$—	$117,506

Cash flows from investing activities:
Capital expenditures	—	(16,678)	(28,867)	(6,111)	—	(51,656)
Intercompany investing activity	204,931	(510)	—	—	(204,421)	—
Acquisition of business, net of cash acquired	—	(144,520)	746	(15,591)	—	(159,365)
Net cash provided by (used in) investing activities	204,931	(161,708)	(28,121)	(21,702)	(204,421)	(211,021)

Cash flows from financing activities:
Intercompany financing activity	—	(186,794)	(20,859)	3,232	204,421	—
Payment of debt issuance costs	—	(2,138)	—	—	—	(2,138)
Borrowings under secured revolving credit facility	—	200,000	—	—	—	200,000
Payments on secured revolving credit facility	—	(75,000)	—	(18,965)	—	(93,965)
Dividends paid	(53,443)	—	—	—	—	(53,443)
Repurchases of common stock	(150,974)	—	—	—	—	(150,974)
Withholdings from vestings of restricted stock	(5,654)	—	—	—	—	(5,654)
Proceeds from exercises of stock options	5,140	—	—	—	—	5,140
Net cash (used in) provided by financing activities	(204,931)	(63,932)	(20,859)	(15,733)	204,421	(101,034)
Effect of exchange rate changes on cash	—	—	—	561	—	561
Net (decrease) increase in cash and cash equivalents	—	(172,341)	5,954	(27,601)	—	(193,988)
Cash and cash equivalents, beginning of period	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of period	$—	$56,715	$17,771	$30,884	$—	$105,370

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
Segments
Our U.S. Retail segment consists of revenue from sales of products to consumers in the United States, including Carter's, OshKosh, and Skip Hop branded products, through our retail stores and eCommerce sites. Similarly, our U.S. Wholesale segment consists of revenue from sales in the United States of Carter's, OshKosh, and Skip Hop branded products to our wholesale customers. Finally, our International segment consists of income from sales of Carter's, OshKosh, and Skip Hop branded products through our retail and online stores outside the United States, primarily through our retail stores in Canada and Mexico, our eCommerce sites in Canada and China, stores operated by our international partners, and sales to our international wholesale customers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended		Three fiscal quarters ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales
U.S. Retail	49.7%	47.9%	52.4%	51.0%
U.S. Wholesale	36.7%	39.0%	34.9%	37.1%
International	13.6%	13.1%	12.7%	12.0%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.1%	57.4%	56.7%	56.9%

Gross margin	41.9%	42.6%	43.3%	43.1%
Royalty income	1.1%	1.1%	1.2%	1.4%
Selling, general, and administrative expenses	31.8%	29.9%	35.3%	32.9%

Operating income	11.2%	13.8%	9.3%	11.5%
Interest expense	1.1%	0.9%	1.1%	0.9%
Interest income	n/m	n/m	n/m	n/m
Other income, net	n/m	(0.1)%	n/m	(0.1)%

Income before income taxes	10.2%	13.0%	8.2%	10.7%
Provision for income taxes	2.4%	4.3%	1.8%	3.6%
Net income	7.8%	8.7%	6.4%	7.0%
n/m - rounds to less than 0.1%, therefore not material.
Note: Results may not be additive due to rounding.
Comparable Retail Sales Metrics
At the beginning of fiscal 2018, we transitioned to disclosing a total comparable retail sales metric, including both retail stores and eCommerce. This change aligns with how management views and measures our retail business. We believe it reflects our maturing omni-channel strategy and consumers’ increasing tendency to shop with us both in our stores and online.
The method of calculating sales metrics varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.
THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 29, 2018 COMPARED TO THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 30, 2017
Consolidated Net Sales
In the third quarter of fiscal 2018, consolidated net sales decreased $24.1 million, or 2.5%, to $923.9 million from $948.0 million in the third quarter of fiscal 2017. Consolidated net sales were $2.4 billion in the first three quarters of both fiscal 2018 and fiscal 2017. The decrease for the third quarter of fiscal 2018 was primarily driven by a decline in our U.S. Wholesale segment, slightly offset by growth in our U.S. Retail and International segments. Changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017, had an unfavorable impact on our consolidated net sales of approximately $4.1 million. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2018, as compared to the first three quarters of fiscal 2017, had a favorable impact on our consolidated net sales of approximately $1.3 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 29, 2018	% of Total	September 30, 2017	% of Total	September 29, 2018	% of Total	September 30, 2017	% of Total
Net sales:
U.S. Retail	$459,101	49.7%	$453,843	47.9%	$1,244,863	52.4%	$1,209,143	51.0%
U.S. Wholesale	338,963	36.7%	369,577	39.0%	829,272	34.9%	879,842	37.1%
International	125,843	13.6%	124,626	13.1%	301,755	12.7%	283,639	12.0%
Total net sales	$923,907	100.0%	$948,046	100.0%	$2,375,890	100.0%	$2,372,624	100.0%
Note: Percentages may not be additive due to rounding.
U.S. Retail Sales
Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

U.S. Retail Stores
Store count at December 30, 2017	830
Openings	41
Closings	(36)
Store count at September 29, 2018	835

Projected store count at December 29, 2018	849
Comparable Net Sales for our U.S. Retail segment
Comparable retail net sales increased 0.5% during the third quarter and 1.4% during the first three quarters of fiscal 2018 compared to the corresponding periods in fiscal 2017 primarily due to eCommerce sales growth, partially offset by a decline in comparable retail store net sales.
We believe comparable retail net sales were negatively affected in the third fiscal quarter of 2018 by reduced overall demand during the Labor Day holiday and decreased international customer demand on our U.S. eCommerce sites.

Sales Results
U.S. Retail segment net sales increased approximately $5.3 million, or 1.2%, in the third quarter of fiscal 2018 to $459.1 million from $453.8 million in the third quarter of fiscal 2017. This increase in net sales primarily reflected a/an:

•	Increase of $16.9 million from new retail stores that are not yet comparable;

•	Increase of $5.5 million from eCommerce sales;

•	Decrease of $11.3 million due to the effect of store closings; and

•	Decrease of $4.5 million in comparable retail store sales, primarily a result of reduced traffic.
U.S. Retail segment net sales increased $35.7 million, or 3.0%, in the first three quarters of fiscal 2018 to $1.2 billion from the first three quarters of fiscal 2017. This increase in net sales primarily reflected a/an:

•	Increase of $46.7 million from new retail stores that are not yet comparable;

•	Increase of $35.6 million from eCommerce sales;

•	Decrease of $25.7 million due to the effect of store closings; and

•	Decrease of $19.2 million in comparable retail store sales, primarily a result of reduced traffic.
U.S. Wholesale Sales
U.S. Wholesale segment net sales decreased approximately $30.6 million, or 8.3%, in the third quarter of fiscal 2018 to $339.0 million from $369.6 million in the third quarter of fiscal 2017. This decline reflected a 8.5% decrease in the number of units shipped and a 0.2% increase in the average price per unit, primarily as a result of reduced demand due to customer bankruptcies.
U.S. Wholesale segment net sales decreased $50.6 million, or 5.7%, in the first three quarters of fiscal 2018 to $829.3 million from $879.8 million in the first three quarters of fiscal 2017. This decline reflected a 6.1% decrease in the number of units

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

shipped which was primarily the result of reduced demand due to customer bankruptcies, partially offset by a 0.4% increase in the average price per unit and contributions from the Skip Hop business that was acquired during the first quarter of fiscal 2017.
International Sales
International segment net sales increased approximately $1.2 million, or 1.0%, in the third quarter of fiscal 2018 to $125.8 million from $124.6 million in the third quarter of fiscal 2017. Changes in foreign currency exchange rates used for translation had an unfavorable impact on International segment net sales of approximately $4.1 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017.
The $1.2 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $2.9 million related to the contribution from Carter's Mexico that was acquired in the third fiscal quarter of 2017;

•	Increase of $1.3 million from international sales to customers across various regions; and

•	Decrease of $3.0 million from sales in China.
International segment net sales increased $18.1 million, or 6.4%, in the first three quarters of fiscal 2018 to $301.8 million from $283.6 million in the first three quarters of fiscal 2017. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a favorable impact on International segment net sales of approximately $1.3 million in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017.
The $18.1 million increase in net sales in our International segment primarily reflected a/an:

•	Increase of $20.3 million related to the contribution from acquired businesses;

•	Increase of $8.4 million from our Canada business, including wholesale and retail operations;

•	Decrease of $5.4 million from international sales to customers across various regions; and

•	Decrease of $5.1 million from sales in China.

Store Count Data for Company-Operated Retail Stores in our International Segment

	Canada Retail Stores	Mexico Retail Stores
Store count at December 30, 2017	179	41
Openings	5	1
Closings	—	—
Store count at September 29, 2018	184	42

Projected store count at December 29, 2018	188	42
Compared to the third quarter of fiscal 2017, our Canadian comparable retail sales increased 2.9% in the third quarter of fiscal 2018. Compared to the first three quarters of fiscal 2017, our Canadian total retail comparable sales increased 1.7% in the first three quarters of fiscal 2018.
Gross Margin and Gross Profit
Our consolidated gross margin decreased from 42.6% in the third quarter of fiscal 2017 to 41.9% in the third quarter of fiscal 2018. Our consolidated gross profit decreased $16.1 million, or 4.0%, to $387.5 million in the third quarter of fiscal 2018 from $403.6 million in the third quarter of fiscal 2017. These decreases were primarily due to higher provisions for inventory, lower sales and price realization.
Our consolidated gross margin increased from 43.1% in the first three quarters of fiscal 2017 to 43.3% for the first three quarters of fiscal 2018. Our consolidated gross profit increased $7.4 million, or 0.7%, to $1.0 billion in the first three quarters of fiscal 2018 from the first three quarters of fiscal 2017. These increases were primarily due to favorable product costs partially offset by higher provisions for inventory.
We include distribution costs in selling, general, and administrative ("SG&A") expenses. Accordingly, our gross margin and gross profit may not be comparable to other entities that include such distribution costs in their cost of goods sold.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Royalty Income
We license the use of many of our brand names, including Carter’s, Just One You, Child of Mine, OshKosh B’gosh, OshKosh, Genuine Kids from OshKosh, Baby B'gosh, Simple Joys, and Precious Firsts.
Royalty income from these brands for the third quarter of fiscal 2018 decreased $0.1 million, or 1.2% to $10.2 million from $10.4 million in the third quarter of fiscal 2017.
Royalty income from these brands for the first three quarters of fiscal 2018 decreased $3.5 million, or 11.0%, to $28.6 million from $32.1 million in the first three quarters of fiscal 2017. The decrease was primarily attributable to insourcing certain formerly licensed products and the absence of royalty income from Carter's Mexico, which we acquired in the third fiscal quarter of 2017.
Selling, General, and Administrative ("SG&A") Expenses
Consolidated SG&A expenses in the third quarter of fiscal 2018 increased $10.6 million, or 3.8%, to $294.1 million from $283.5 million in the third quarter of fiscal 2017. As a percentage of net sales, SG&A expenses increased from 29.9% in the third quarter of fiscal 2017 to 31.8% in the third quarter of fiscal 2018.
The increases in SG&A expenses in the third quarter of fiscal 2018 primarily reflected a:

•
$3.2 million increase in expenses related to U.S. retail operations, including fulfillment costs, as a result of eCommerce growth, partially offset by a reduction in costs associated with store closures;

•	$3.2 million increase in expenses related to marketing and brand management;

•	$3.1 million increase in distribution and freight costs;

•	$2.0 million increase in provisions for accounts receivable;

•	$1.7 million increase in expenses related to employee benefits;

•	$1.1 million increase in investments related to information systems;

•	$1.1 million in severance associated with changes to the Company's business model in China; and

•	$4.3 million decrease in performance based compensation expenses.

Consolidated SG&A expenses in the first three quarters of fiscal 2018 increased $56.2 million, or 7.2%, to $837.6 million from $781.4 million in the first three quarters of fiscal 2017. As a percentage of net sales, SG&A expenses increased from 32.9% in the first three quarters of fiscal 2017 to 35.3% in the first three quarters of fiscal 2018.
The increases in SG&A expenses in the first three quarters of fiscal 2018 primarily reflected a:

•
$17.6 million increase in expenses related to U.S. retail operations, including fulfillment costs, primarily as a result of eCommerce growth, partially offset by a reduction in costs associated with store closures;

•	$12.8 million in expenses related to a customer bankruptcy in the first quarter of fiscal 2018;

•	$9.9 million increase in expenses related to marketing and brand management;

•	$7.7 million increase in expenses related to distribution and freight;

•	$2.9 million increase in investments related to information systems;

•	$2.7 million increase in employee benefit costs; and

•	$3.5 million decrease in performance based compensation expenses.
Operating Income
Consolidated operating income decreased $26.9 million, or 20.6%, to $103.6 million in the third quarter of fiscal 2018 from $130.4 million in the third quarter of fiscal 2017. Consolidated operating income decreased $52.4 million, or 19.2%, to $220.8 million in the first three quarters of fiscal 2018 from $273.2 million in the first three quarters of fiscal 2017.
Consolidated operating margin decreased from 13.8% in the third quarter of fiscal 2017 to 11.2% in the third quarter of fiscal 2018. Consolidated operating margin decreased from 11.5% in the first three quarters of fiscal 2017 to 9.3% in the first three quarters of fiscal 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The table below summarizes the changes in each of our segment's operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income (loss) for the third quarter of fiscal 2017	$55,519	$78,572	$16,726	$(20,369)	$130,448
Favorable (unfavorable) change in the third quarter of fiscal 2018
Gross profit	(3,022)	(10,018)	(3,063)	(26)	(16,129)
Royalty income	576	(757)	55	—	(126)
SG&A expenses	(5,934)	(12)	(1,284)	(3,406)	(10,636)
Operating income (loss) for the third quarter of fiscal 2018	$47,139	$67,785	$12,434	$(23,801)	$103,557

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income (loss) for the first three quarters of fiscal 2017	$127,441	184,073	28,008	(66,307)	$273,215
Favorable (unfavorable) change in the first three quarters of fiscal 2018
Gross profit	22,761	(20,862)	5,399	70	7,368
Royalty income	(1,576)	(1,460)	(509)	—	(3,545)
SG&A expenses	(26,540)	(13,356)	(12,390)	(3,915)	(56,201)
Operating income (loss) for the first three quarters of fiscal 2018	$122,086	148,395	20,508	(70,152)	$220,837
The following table presents changes in the operating margin for each of our three operating segments expressed in basis points ("bps") relative to net sales. The first table presents the changes between the third quarter of fiscal 2017 and the third quarter of fiscal 2018. The second table presents the changes between the first three quarters of fiscal 2017 and the first three quarters of fiscal 2018.

	U.S. Retail	U.S. Wholesale	International
Operating margin for the third quarter of fiscal 2017	12.2%	21.3%	13.4%
Favorable (unfavorable) bps change in the third quarter of fiscal 2018
Gross profit	(130) bps	(30) bps	(290) bps
Royalty income	10 bps	(10) bps	—
SG&A expenses	(70) bps	(90) bps	(60) bps
Operating margin for the third quarter of fiscal 2018	10.3%	20.0%	9.9%

	U.S. Retail	U.S. Wholesale	International
Operating margin for the first three quarters of fiscal 2017	10.5%	20.9%	9.9%
Favorable (unfavorable) bps change in the first three quarters of fiscal 2018
Gross profit	30 bps	(70) bps	(90) bps
Royalty income	(20) bps	(10) bps	(20) bps
SG&A expenses	(80) bps	(220) bps	(200) bps
Operating margin for the first three quarters of fiscal 2018	9.8%	17.9%	6.8%
U.S. Retail Operating Income
U.S. Retail segment operating income decreased by $8.4 million, or 15.1%, to $47.1 million in the third quarter of fiscal 2018 from $55.5 million in the third quarter of fiscal 2017. This segment's operating margin decreased 190 bps from 12.2% in the

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

third quarter of fiscal 2017 to 10.3% in the third quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	130 bps decrease in gross profit, primarily due to decreased price realization in our eCommerce channel driven in part by increased shipping costs;

•	70 bps increase in SG&A expenses, primarily due to a:

•	30 bps increase in expenses related to eCommerce growth, partially offset by a reduction in expenses associated with store closures;

•	30 bps increase in distribution expenses;

•	20 bps increase in marketing investments; and

•	30 bps decrease in expenses for performance based compensation.
U.S. Retail segment operating income decreased by $5.4 million, or 4.2%, to $122.1 million in the first three quarters of fiscal 2018 from $127.4 million in the first three quarters of fiscal 2017. This segment's operating margin decreased 70 bps from 10.5% in the first three quarters of fiscal 2017 to 9.8% in the first three quarters of fiscal 2018. The primary drivers of the change in operating margin were a/an:

•	30 bps increase in gross profit, primarily due to lower product costs and improved price realization;

•	20 bps decrease in royalty income primarily attributable to insourcing of certain formerly licensed products;

•	80 bps increase in SG&A expenses, primarily due to a:

•	40 bps increase in expenses related to eCommerce initiatives, partially offset by a reduction in expenses associated with store closures;

•	40 bps increase in marketing and brand management expenses;

•	30 bps increase in distribution expenses; and

•	20 bps decrease in expenses associated with performance based compensation.
U.S. Wholesale Operating Income
U.S. Wholesale segment operating income in the third quarter of fiscal 2018 decreased $10.8 million, or 13.7%, to $67.8 million from $78.6 million in the third quarter of fiscal 2017. The segment's operating margin decreased 130 bps from 21.3% in the third quarter of fiscal 2017 to 20.0% in the third quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	30 bps decrease in gross profit, primarily due to higher provisions for inventory and unfavorable customer mix, partially offset by lower product costs; and

•	90 bps increase in SG&A expenses, primarily due to an increase in provisions for accounts receivable, higher distribution costs, and increased marketing investments.
U.S. Wholesale segment operating income in the first three quarters of fiscal 2018 decreased $35.7 million or 19.4%, to $148.4 million from $184.1 million in the first three quarters of fiscal 2017. The segment's operating margin decreased 300 bps from 20.9% in the first three quarters of fiscal 2017 to 17.9% in the first three quarters of fiscal 2018. The primary drivers of the change in operating margin were a:

•	70 bps decrease in gross profit, primarily due to higher provisions for inventory and unfavorable customer sales mix;

•	220 bps increase in SG&A expenses, primarily due to a:

•	160 bps increase in the provision for accounts receivable due to a customer bankruptcy;

•	40 bps increase in distribution and freight expenses; and

•	20 bps increase in marketing and brand management expenses.
International Operating Income
International segment operating income decreased by $4.3 million, or 25.7%, to $12.4 million in the third quarter of fiscal 2018 from $16.7 million in the third quarter of 2017. This segment's operating margin decreased 350 bps from 13.4% in the third quarter of fiscal 2017 to 9.9% in the third quarter of fiscal 2018. The primary drivers of the change in operating margin were a:

•	290 bps decrease in gross profit primarily due to higher provisions for inventory related to changes in the Company's business model in China and lower price realization;

•	60 bps increase in SG&A expenses, primarily due to a:

•	90 bps for severance associated with changes to the Company's business model in China;

•	60 bps increase in costs associated with the Canadian business's recycling obligations;

•	50 bps decrease in marketing and brand management expenses; and

•	40 bps decrease in provisions for accounts receivable.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

International segment operating income decreased by $7.5 million, or 26.8%, to $20.5 million in the first three quarters of fiscal 2018 from $28.0 million in the first three quarters of 2017. This segment's operating margin decreased 310 bps from 9.9% in the first three quarters of fiscal 2017 to 6.8% in the first three quarters of fiscal 2018. The primary drivers of the change in operating margin were a/an:

•	90 bps decrease in gross profit primarily due to higher provisions for inventory related to changes in the Company's business model in China and customer sales mix;

•	20 bps decrease in royalty income due to a reduction in the number of licensees that pay royalties;

•	200 bps increase in SG&A expenses, primarily due to a:

•	100 bps increase in selling, distribution and freight costs;

•	50 bps increase in costs associated with the Canadian business's recycling obligations; and

•	50 bps for severance associated with changes to the Company's business model in China.

Unallocated Corporate Expenses
Unallocated corporate expenses increased by $3.4 million, or 16.8%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily due to a $3.6 million credit for an earn out adjustment that occurred in third quarter fiscal 2017. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 2.1% in the third quarter of fiscal 2017 to 2.6% in the third quarter of fiscal 2018.
Unallocated corporate expenses increased by $3.8 million, or 5.8%, in the first three quarters of fiscal 2018 compared to the first three quarters of fiscal 2017. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 2.8% in the first three quarters of fiscal 2017 to 3.0% in the first three quarters of fiscal 2018. The increase was attributable to the same reason discussed above.
Interest Expense
Interest expense in the third quarters of fiscal 2018 and 2017 was approximately $9.9 million and $8.1 million, respectively. Weighted-average borrowings for the third quarter of fiscal 2018 were approximately $782.4 million with an effective interest rate of 4.72%, compared to weighted-average borrowings for the third quarter of fiscal 2017 of $742.4 million with an effective interest rate of 4.30%. The increase in weighted-average borrowings during the third quarter of fiscal 2018 was attributable to additional borrowings under our secured revolving credit facility.
Interest expense in the first three quarters of fiscal 2018 and 2017 was approximately $25.8 million and $22.4 million, respectively. Weighted-average borrowings over the course of the first three quarters of fiscal 2018 were approximately $684.1 million with an effective interest rate of 4.85%, compared to weighted-average borrowings for the first three quarters of fiscal 2017 of $648.9 million with an effective interest rate of 4.50%. The increase in weighted-average borrowings during the first three quarters of fiscal 2018 was attributable to additional borrowings under our secured revolving credit facility.
The increases in the weighted-average interest rate for the third quarter and first three quarters of fiscal 2018 compared to the third quarter and first three quarters of fiscal 2017 was due primarily to a higher LIBOR rate for the outstanding borrowings on our variable-rate secured revolving credit facility during the 2018 period.
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
Income Taxes
Our consolidated effective income tax rate for the third quarter of fiscal 2018 was 23.5% compared to 33.2% for the third quarter of fiscal 2017. Our consolidated effective income tax rate for the first three quarters of fiscal 2018 was 22.3% compared to 34.0% for the first three quarters of fiscal 2017. The lower effective rate in fiscal 2018 was due mainly to a lower corporate income tax rate and other changes under the 2017 Tax Act.
For full year fiscal 2018, we estimate our annual consolidated effective income tax rate will be approximately 22.0%.
Net Income
Our consolidated net income for the third quarter of fiscal 2018 decreased by $10.5 million, or 12.8%, to $71.8 million compared to $82.3 million in the third quarter of fiscal 2017. Our consolidated net income for the first three quarters of fiscal

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2018 decreased by $15.2 million, or 9.1%, to $151.5 million compared to $166.7 million in the first three quarters of fiscal 2017. These changes were due to the factors previously discussed.
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
As of September 29, 2018, the Company had approximately $123.9 million of cash and cash equivalents in major financial institutions, including approximately $33.6 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
In 2018, the United States imposed additional tariffs between 10% and 25% on a variety of imports from China, including certain products we import into the United States. Through the third quarter of fiscal 2018, these tariffs have not had a material effect on the Company. The Company is closely monitoring potential additional tariffs for imports from China to the United States.
Balance Sheet
Net accounts receivable at September 29, 2018 were $293.5 million compared to $285.7 million at September 30, 2017 and $240.6 million at December 30, 2017. The overall increase of $7.8 million, or 2.7%, at September 29, 2018 compared to September 30, 2017 was a result of the timing of customer receipts. Due to the seasonal nature of our operations, the net accounts receivable balance at September 29, 2018 is not comparable to the net accounts receivable balance at December 30, 2017.
Inventories at September 29, 2018 were $693.0 million compared to $610.0 million at September 30, 2017 and $548.7 million at December 30, 2017. The increase of $83.0 million, or 13.6%, at September 29, 2018 compared to September 30, 2017 primarily reflects business growth and timing of receipts. Due to the seasonal nature of our operations, the inventories balance at September 29, 2018 is not comparable to the inventories balance at December 30, 2017.
Cash Flow
Net cash provided by operating activities for the first three quarters of fiscal 2018 was $21.4 million compared to net cash provided by operating activities of $117.5 million in the first three quarters of fiscal 2017. This decrease in operating cash flow for the 2018 period was due primarily to working capital changes and lower net income.
Net cash used in investing activities was $47.4 million for the first three quarters of fiscal 2018 compared to $211.0 million in the first three quarters of fiscal 2017. Cash used for investing activities during the first three quarters of fiscal 2017 included $159.4 million for business acquisitions. Capital expenditures were $47.8 million in the first three quarters of fiscal 2018 compared to $51.7 million in the first three quarters of fiscal 2017, reflecting timing of new store openings in the 2018 fiscal period. Capital spending in the first three quarters of fiscal 2018 included approximately $27.2 million for our U.S. and international retail store openings and re-modelings, $9.1 million for information technology initiatives, $7.4 million for distribution and office facilities, and $2.8 million for wholesale fixtures.
We plan to invest approximately $75 million in total capital expenditures for all of fiscal 2018, primarily for our U.S. and international retail store openings and re-modelings, information technology initiatives, and distribution facilities.
Net cash used in financing activities was $27.5 million in the first three quarters of fiscal 2018 compared to $101.0 million in the first three quarters of fiscal 2017. The net decrease in cash used for the 2018 period primarily reflected an increase in borrowings partially offset by an increase in debt payments and higher dividend payments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Secured Revolving Credit Facility
On September 21, 2018, our wholly-owned subsidiary The William Carter Company ("TWCC") and a syndicate of lenders entered into Amendment No. 1 to its fourth amended and restated credit agreement to, among other things, extend the term of the facility from August 25, 2022 to September 21, 2023.
Our amended and restated secured revolving credit facility provides liquidity that can be used as needed for ongoing working capital purposes and general corporate purposes. This facility provides for (i) a $650 million U.S. dollar revolving facility (including a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million) available for borrowings in U.S. dollars and (ii) a $100 million multicurrency revolving facility (including a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million) available for borrowings denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. Our secured revolving credit facility also includes additional potential borrowing facilities in an aggregate amount not to exceed $425 million (with the aggregate U.S. dollar amount not to exceed $350 million and the aggregate multicurrency amount not to exceed $75 million). The U.S. dollar credit facility can also potentially increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined) does not exceed 2.25:1.00.
Under the secured credit facility, our wholly-owned operating subsidiary, TWCC, and its domestic subsidiaries have granted to the collateral agent, for the benefit of the lenders, valid and perfected first priority security interests in substantially all of their present and future assets, excluding certain customary exceptions, and guarantee the obligations of the borrowers. In addition, The Genuine Canadian Corp., as Canadian borrower, and Carter’s Holdings B.V., as Dutch borrower, have each guaranteed the obligations of the other.
As of September 29, 2018, we had $401.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $4.5 million of outstanding letters of credit. As of September 29, 2018, approximately $344.5 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of September 29, 2018 were 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of September 29, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.58%. There were no Canadian dollar borrowings during the third quarter of fiscal 2018 or the third quarter of fiscal 2017.
As of September 29, 2018, we were in compliance with the financial and other covenants under our secured revolving credit facility.
Senior Notes
As of September 29, 2018, TWCC had $400.0 million principal amount of senior notes outstanding, bearing interest at a fixed rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400.0 million outstanding is reported net of $3.0 million, $3.7 million and $3.9 million unamortized issuance-related debt costs at September 29, 2018, December 30, 2017 and September 30, 2017, respectively. The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.
Share Repurchases
In the first three quarters of fiscal 2018, the Company repurchased and retired 1,364,420 shares in open market transactions for approximately $145.5 million at an average price of $106.63 per share. In the first three quarters of fiscal 2017, the Company repurchased and retired 1,727,587 shares in open market transactions for approximately $151.0 million, at an average price of $87.39 per share.
The total remaining capacity under all remaining repurchase authorizations as of September 29, 2018 was approximately $440.1 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.
Dividends

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In the first, second and third quarters of fiscal 2018, we paid quarterly cash dividends of $0.45 per share in each quarter. In the first, second and third quarters of fiscal 2017, we paid quarterly cash dividends of $0.37 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our variable rate borrowings outstanding as of September 29, 2018 were $401.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $4.0 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 29, 2018.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended September 29, 2018 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended September 29, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2018:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
July 1, 2018 through July 28, 2018	126,509	$112.63	126,509	$482,300,133

July 29, 2018 through August 25, 2018	124,260	$107.26	123,525	$469,051,111

August 26, 2018 through September 29, 2018	293,759	$98.39	293,759	$440,148,188

Total	544,528		543,793

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 735 shares surrendered between July 1, 2018 and September 29, 2018.

(2)
Share purchases during the third quarter of fiscal 2018 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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
10.1
Amendment No. 1, dated as of September 21, 2018, to the Fourth Amended and Restated Credit Agreement dated as of August  25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, U.S.  Dollar Facility Swing Line Lender and U.S.  Dollar Facility L/C Issuer, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, each lender from time to time party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on September 26, 2018).

31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

October 25, 2018	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 25, 2018	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)