Form 10-K
period 2018-12-29
CARTERS INC
filed 2019-02-25
CIK 1060822

                UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2018 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Yes ( ) No (X)
The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018 (the last business day of our most recently completed second quarter) was $4,867,389,196.
There were 45,526,000 shares of Carter's, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on February 19, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., scheduled to be held on May 16, 2019, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 29, 2018.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 29, 2018

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

PART I

Our market share data is based on information provided by the NPD Group, Inc ("NPD"). Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market. The baby and young children’s apparel market includes apparel products for ages zero to seven. NPD data is based upon Consumer Panel Track SM (consumer-reported sales) calibrated with selected retailers' point of sale data. Certain NPD data cited in prior Annual Reports on Form 10-K were based on an alternate methodology no longer employed by NPD and are not comparable to the current year presentation.

The NPD market share data presented is based on NPD's definition of the baby and playclothes categories, which are different from the Company's definitions of these categories. The data presented is based upon The NPD Group/Consumer Tracking Service for Children's Apparel in the United States ("U.S.") and represents the twelve month period through the end of December 2018.

Unless the context indicates otherwise, in this filing on Form 10-K, "Carter's," the "Company," "we," "us," "its," and "our" refers to Carter's, Inc. and its wholly owned subsidiaries.

Our trademarks and copyrights that are referred to in this Annual Report, including Carter’s, OshKosh, OshKosh B’gosh, Baby B'gosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Precious Firsts, Precious Baby, Little Collections, Little Planet, Carter's little baby basics, Carter’s KID, Rewarding Moments, and Count on Carter’s, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.

Our fiscal year ends on the Saturday, in December or January nearest the last day of December, resulting in an additional week of results every five or six years. Fiscal 2018, which ended on December 29, 2018, fiscal 2017, which ended on December 30, 2017, and fiscal 2016, which ended on December 31, 2016, all contained 52 weeks.
ITEM 1. BUSINESS
Overview
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh B’gosh (or “OshKosh”), and a leading baby and young child lifestyle brand, Skip Hop.
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel for children in sizes newborn to 14 and accessories.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children, and accessories.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable childhood necessities to create higher value, superior quality, and top-performance goods for parents, babies, and toddlers. We acquired the Skip Hop brand in February 2017.

Our vision is to be the leader in baby and young children’s apparel and accessories, and to consistently provide high-quality products at a compelling value to consumers. We believe our brands provide a complementary product offering and aesthetic, and are each uniquely positioned in the marketplace. In the approximately $21 billion baby and young children's apparel market ages zero to seven in the U.S., our Carter's brand has the #1 position with approximately 14% market share and our OshKosh brand has approximately 2% market share.
Our multi-channel global business model - which includes retail store, e-commerce, and wholesale sales channels - enables us to reach a broad range of consumers around the world. As of December 29, 2018, our channels included 844 stores in the United States (excluding five temporary Skip Hop stores that were closed in January 2019), 188 stores in Canada, 42 stores in Mexico, over 17,000 wholesale locations in the United States (including department stores, national chain stores, specialty stores and discount retailers), our eCommerce sites in the United States, Canada, and China, as well as our other international wholesale accounts and licensees.
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy is focused on:

•	providing the best value and experience in young children's apparel and accessories;

•	extending the reach of our brands by improving the convenience of shopping for our products, and our omni-channel experience, as well as expanding our international operations;

•	improving profitability by strengthening distribution and direct-sourcing capabilities, as well as pricing and inventory management disciplines; and

•	investing in new sources of growth.
The three segments we use to manage and evaluate our performance are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail and online stores. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Finally, our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores in Canada and Mexico, our eCommerce sites in Canada and China, and sales to our international wholesale accounts and licensees.
Additional financial and geographical information about our segments is contained in Item 8 “Financial Statements and Supplementary Data” under Note 14, Segment Information, to the consolidated financial statements.
Our Brands
Carter's
Under our Carter’s brand, we design, source, and market products for sizes newborn to 14. Our focus is on essential, high-volume apparel products for babies and young children. We believe that a majority of our products are consumer essentials and are therefore less affected by changes in fashion trends and economic cycles. Our product categories include the following:
Baby
Carter’s brand baby products include bodysuits, pants, dresses, multi-piece knit sets, blankets, layette essentials, bibs, booties, sleep and play, rompers, and jumpers.
We sell a complete range of baby apparel products for newborns, including a preemie collection which we expanded in late 2018. These products are primarily made of cotton, including organic cotton as part of our Little Planet collection. We attribute our leading market position to our strong value proposition, brand strength, unique colors, distinctive prints, commitment to quality, and ability to manage our dedicated floor space with our wholesale customers. Our marketing programs are targeted toward experienced mothers, first-time mothers, and gift-givers. Our Carter's little baby basics product line, the largest component of our baby business, provides parents with essential products and accessories, including value-focused multi-piece sets. Our Little Collections product line consists of coordinated baby items designed for first-time mothers and gift-givers.
Carter’s is the leading brand in the baby category in the United States. In fiscal 2018, our multi-channel business model enabled our Carter’s brand to maintain its leading market share in the United States of approximately 24% in the zero to two year market, which represented nearly five times the market share of the next largest brand.
Playclothes
Carter’s brand playclothes include knit and woven apparel, primarily in cotton, for everyday use in sizes newborn to 14.

We continue to focus on building our Carter’s brand in the playclothes market by developing a base of essential, high-volume products that utilize unique, special, or must-have print designs and innovative artistic applications. Our aggregate fiscal 2018 Carter’s brand playclothes market share in the United States was approximately 14% in the $14 billion young children’s playclothes market, which represents nearly two times the market share of the next largest brand.
Sleepwear
Carter’s brand sleepwear products include a full range of pajamas in cotton, fleece and poly-jersey, primarily in sizes 12 to 14 months.
As with our baby product line, we differentiate our sleepwear products by offering a wide assortment of high-quality, high-value products with distinctive designs and artwork. Our Carter’s brand is the leading brand of sleepwear for babies and young children in the United States. In fiscal 2018, in these channels, our Carter’s sleepwear brand market share was approximately 28%, which represents nearly six times the market share of the next largest brand.
Other Products
Our other product offerings include bedding, cribs, diaper bags, footwear, gift sets, hair accessories, jewelry, outerwear, paper goods, socks, swimwear, and toys.
We license our Carter’s, Child of Mine, Just One You, Precious Firsts, Precious Baby, Carter's little baby basics, and Simple Joys brands to partners to expand our product offerings. As of December 29, 2018, we had 10 licensees in the United States who manufacture products under these brands. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers with a range of lifestyle products that complement and expand upon our baby and young children’s apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality products at attractive prices to provide value to the consumer.
We employ cross-functional product teams to focus on the development of our Carter’s brands and products. Our Carter’s brand team is skilled and experienced in identifying and developing high-volume, high-value products. The team includes members from merchandising, art, design, sourcing, product development, and planning, and follows a disciplined approach to fabric usage, color selection, and productivity. We believe this disciplined approach to product design, which includes consumer research, results in a compelling product offering to consumers, reduces our exposure to short-term trends, and supports efficient operations.
With our Carter’s brands, we believe that we continuously strengthen our brand image with the consumer by differentiating our products through fabric and material improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products and presentation through in-store fixturing, branding, signage, photography, and advertising, both in our stores and with our major wholesale customers.
OshKosh
Under our OshKosh brand, we design, source, and market apparel with an emphasis on high-quality playclothes for children in sizes newborn to 14. Our OshKosh brand is generally positioned towards an older age segment and at slightly higher average prices relative to the Carter’s brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. Our product categories include the following:
Playclothes
Our OshKosh brand is best known for its playclothes products. OshKosh brand playclothes include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and bodysuits for everyday use in sizes newborn to 14. Our fiscal 2018 OshKosh brand playclothes market share in the United States was approximately 3% of the $14 billion young children’s playclothes market.
Other Products
The remainder of our OshKosh brand product offering includes baby, sleepwear, outerwear, footwear, hosiery, and accessories.

Additionally, we partner with a number of licensees to extend the reach of our OshKosh brand. As of December 29, 2018, we had five licensees in the United States selling OshKosh apparel and accessories. Our licensed products provide our customers and consumers with a range of OshKosh products including outerwear, socks, shoes, and accessories.
As with our Carter’s brands, we employ cross-functional product teams to focus on the development of our OshKosh brand and products, including members from merchandising, art, design, sourcing, product development, and planning, and these teams follow a disciplined approach to fabric usage, color selection, and productivity. We believe this disciplined approach to product design, which includes consumer research, results in a compelling product offering to consumers, reduces our exposure to short-term trends, and supports efficient operations.
As with our Carter’s brands, we believe that we strengthen our OshKosh brand image with the consumer by differentiating our products through fabric and material improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products and presentation through in-store fixturing, branding and signage packages, and advertising, both in our stores and with our major wholesale customers.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to families with young children. Our Skip Hop brand is best known for its diaper bags, which we believe combine innovative functionality with attractive design. The Skip Hop brand offering also includes products for playtime, travel, mealtime, kid’s bags, bathtime, and homegear.
With Skip Hop, we believe we have acquired a global lifestyle brand. Skip Hop’s core philosophy and positioning begins and ends with its brand promise -- “Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes in-house design and creative teams, which are made up of people who strive to improve the functionality, form, and design of must-have baby and young child products. We believe the brand is positioned as a competitively priced source of iconic products that offer greater value through innovation and design. We have recently introduced Skip Hop brand products in our retail stores, and have increased investments in in-store fixturing, branding, and signage packages, along with digital advertising, to further strengthen the position of the Skip Hop brand.
Our Sales Channels
We sell our Carter’s, OshKosh, and Skip Hop branded products through multiple channels, both in the United States and globally.
U.S. Retail
Our U.S. retail sales channel includes sales of our products through our U.S. retail stores and eCommerce sites.
Our U.S. retail stores are generally located in high-traffic strip shopping centers in or near major cities or in outlet centers that are near densely-populated areas. We believe our brand strength and our assortment of products have made our retail stores a destination for consumers who shop for young children’s apparel and accessories.
We operate retail stores in three different formats:

•	Carter’s stand-alone stores, which carry an extensive assortment of Carter’s baby and young children’s apparel, accessories, and gift items, and average approximately 4,200 square feet per location.

•	OshKosh stand-alone stores, which carry a wide assortment of OshKosh young children’s apparel, accessories, and gift items, and average approximately 4,600 square feet per location.

•	Dual-branded stores, which include:

•	“Co-branded” locations, which consist of single retail stores that offer products from our Carter’s and Oshkosh brands, and average approximately 5,000 square feet per location; and

•	“Side-by-side” locations, which consist of adjacent retail stores for our Carter’s and OshKosh brands that are connected, and average approximately 7,300 square feet per location.
We also sell a selection of Skip Hop products at our retail store locations and open temporary Skip Hop stores from time to time to sell select Skip Hop merchandise.
As of December 29, 2018, in the United States we operated 418 Carter’s stand-alone stores, 107 OshKosh stand-alone stores, 163 “side-by-side” locations, 153 “co-branded” locations. In addition, as of February 25, 2019, we had three temporary Skip Hop stores.

We regularly assess potential new retail store locations and closures based on demographic factors, retail adjacencies, competitive factors, and population density, as part of a rigorous real estate portfolio optimization process.
We also sell our products through our online U.S. eCommerce sites at www.carters.com, www.oshkoshbgosh.com, www.oshkosh.com, and www.skiphop.com.
In both our retail stores and eCommerce sites, we focus on the customer experience through store and eCommerce site design, visual aesthetics, clear product presentation, and experienced customer service. We strive to create a seamless omni-channel experience as more fully described below under “Our Customer and Marketing Strategy.”
U.S. Wholesale
Our U.S. wholesale channel includes sales of our products to our U.S. wholesale accounts.
Our Carter’s brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, and Macy’s. Additionally, we sell our Child of Mine brand at Walmart, our Just One You brand at Target, and our Simple Joys brand on Amazon.
Our OshKosh brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, and Kohl’s.
Our Skip Hop brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon, Buy Buy Baby, and Target.
We collaborate with our wholesale customers to provide a consistent, high-level of service, and to drive growth through eCommerce, replenishment, product mix, and brand presentation. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.
International
Our International segment includes sales of our products through our retail stores in Canada and Mexico, and eCommerce sites in Canada and China, and to international wholesale accounts. In addition, we license our Carter’s and OshKosh brands to international licensees. These licensees sell our products through branded retail and online stores, as well as to wholesale accounts, within their territories. Our International segment also includes sales of our products to these licensees, and royalty income based on sales made by certain licensees.
As of December 29, 2018, in Canada we operated 188 co-branded Carter’s and OshKosh retail stores and an eCommerce site at www.cartersoshkosh.ca, in Mexico we operated 42 retail stores and franchisees operated an additional 16 retail stores, and in China we operated an eCommerce site.
In addition, as of December 29, 2018, we had approximately 40 international licensees who operated in over 80 countries.
Our Customer and Marketing Strategy
For all of our brands, our marketing is predominantly focused on driving brand preference and engagement with millennial customers, including through strengthening and evolving our digital programs. Our omni-channel approach allows the customer to experience the brand as a seamless shopping experience in the channel of their choice. For instance, our website capabilities have been designed to optimize the experience for consumers shopping on a mobile device and, during fiscal 2017, we launched our mobile application in the United States.
We operate our Rewarding Moments loyalty and rewards program in the United States to drive customer traffic, sales, and brand loyalty. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2018, our U.S. retail sales were predominantly made to customers who are members of Rewarding Moments.
Our investments in marketing, our loyalty program, and new technologies are focused on acquiring new customers, developing stronger connections with our existing customers, and extending their relationship with our brands. Our goal is to have the most top-of-mind, preferred brands in the young children’s market and to connect with a diverse, digitally-savvy customer.

Our Global Sourcing Network
We do not own any manufacturing facilities. We source all of our garments and other products from a global network of third party suppliers, primarily located in Asia. The remainder of our products are sourced primarily through Central America. During fiscal 2018, approximately 80%, based on cost, of our product was sourced from Cambodia, China, Vietnam, and Bangladesh.
Our sourcing operations are based in Hong Kong in order to facilitate better service and accommodate the volume of manufacturing in Asia. Our Hong Kong office acts as an agent for substantially all of our production in Asia and monitors production at manufacturers’ facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished garments to our distribution facilities. We also have representative offices in Cambodia and Bangladesh to help support these efforts.
Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products. In connection with the manufacture of our products, manufacturers purchase raw materials including fabric and other materials (such as linings, zippers, buttons, and trim) at our direction. Prior to commencing the manufacture of products, samples of raw materials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications and social responsibility standards. We also inspect finished products at the factory site.
We generally arrange for the production of products on a purchase order basis with completed products manufactured to our design specifications. We assume the risk of loss predominantly on a Freight-On-Board (F.O.B.) basis when goods are delivered to a shipper and are insured against losses arising during shipping.
As is customary, we have not entered into any long-term contractual arrangements with any contractor or manufacturer. We believe that the production capacity of foreign manufacturers with which we have developed, or are developing, a relationship is adequate to meet our production requirements for the foreseeable future. We believe that alternative foreign manufacturers are readily available.
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
Corporate Responsibility
We have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our social responsibility standards before we place orders for product with that factory, including factories that were used by companies that we acquire. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to suggest improvements when necessary, and we integrate this information into our on-going sourcing decisions. Our vendor code of conduct, with which we require our factories to comply, covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters.
Our Global Distribution Network
The majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.
In the United States, we operate two distribution centers in Georgia: an approximately 1.1 million square-foot multi-channel facility in Braselton and a 505,000 square-foot facility in Stockbridge. We also outsource distribution activities to third party logistics providers in California. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, preparing them for retail and wholesale presentation, and shipping them to our wholesale customers, retail stores, and eCommerce customers.

Internationally, we operate directly or outsource our distribution activities to third party logistics providers in Canada, China, United Kingdom, and Mexico to support our international wholesale accounts, international licensees, international eCommerce operations, and Canadian and Mexican retail store network.
Governmental Regulation and Environmental Matters
Our products are subject to regulation of and regulatory standards with respect to quality and safety set by various governmental authorities around the world, including in the United States, Canada, China, Mexico, and the European Union. Our operations also are subject to various international trade agreements and regulations.
We are also subject to various other federal, state, local and foreign laws and regulations that govern our activities, operations, and products, including data privacy, truth-in-advertising, accessibility, customs, wage and hour laws and regulations, and zoning and occupancy ordinances that regulate retailers generally and govern the promotion and sale of merchandise and the operation of retail stores and e-commerce sites. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions.
Competition
The baby and young children’s apparel and accessories market is highly competitive. Competition is generally based on a variety of factors, including comfort and fit, value, pricing, experience, and selection. Both branded and private label manufacturers as well as specialty apparel retailers aggressively compete in the baby and young children’s apparel market. Our primary competitors include: The Children's Place, Gap, and Old Navy (specialty apparel); Cat & Jack and Garanimals (private label); and Disney, Gerber, and Nike (national brand). Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our brand names, combined with our breadth of product offerings, distribution footprint, and operational expertise, position us well against these competitors.
Seasonality and Weather
We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full fiscal year. In addition, our business is susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could affect the timing of, and reduce or shift, demand.
Our Trademarks and Copyrights
Our trademarks and copyrights that are referred to in this Annual Report, including Carter’s, OshKosh, OshKosh B’gosh, Baby B'gosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Precious Firsts, Precious Baby, Little Collections, Little Planet, Carter's little baby basics, Carter’s KID, Rewarding Moments, and Count on Carter’s, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
Our Employees
As of December 29, 2018, we had approximately 21,000 employees globally. As of December 29, 2018, approximately 245 employees were unionized employees, all of whom were in Mexico. We believe that our labor relations are good.
Available Information
Our primary internet address is www.carters.com. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the Securities and Exchange Commission (“SEC”). On our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. We also make available on our website the Carter’s Code of Ethics, our corporate governance principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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
Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues.
A significant amount of our business is with our U.S. wholesale customers. For fiscal 2018, we derived approximately 34% of our consolidated net sales from our U.S. Wholesale segment and approximately 30% of our consolidated net sales from our top ten wholesale customers. As of the end of fiscal 2018, approximately 80% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
As a result, we face the risk that one or more of these or other customers may significantly decrease their business or terminate their relationship with us as a result of financial difficulties (including bankruptcy or insolvency), competitive forces, consolidation, reorganization, or other reasons, which in turn could result in significant levels of excess inventory, a material decrease in our sales, or material impact on our operating results. In addition, our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers were to deteriorate, or such customer fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.
Our business is sensitive to overall levels of consumer spending, particularly in the young children’s apparel market.
Both retail and wholesale consumer demand for young children apparel, specifically brand name apparel products, is affected by the overall level of end consumer spending. Discretionary consumer spending is affected by a number of factors, such as the weather, the overall economy and employment levels, uncertainty in the political climate, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, the availability of tax credits, interest rates, levels of consumer indebtedness, foreign currency exchange rates, and overall levels of consumer confidence. Reductions, or lower-than-expected growth, in the level of discretionary or overall end consumer spending may have a material adverse effect on our sales and results of operations.
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
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
The baby and young children’s apparel market is very competitive, and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products, and adopt more aggressive pricing strategies than we can.
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
We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing and vendor arrangements, to establish and protect our intellectual property assets and rights. The steps taken by us or by our licensees and vendors to protect our proprietary rights may not be adequate to prevent either the counterfeit production of our products or the infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting marks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brands could be diminished and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically or through acquisitions, and any such claim could be expensive and time consuming to defend, regardless of its merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results of operations.
We may experience delays, product recalls, or loss of revenues if our products do not meet our quality standards or applicable regulatory requirements.
From time to time, we receive shipments of product from our third-party vendors that fail to conform to our quality control standards. A failure in our quality control program may result in diminished product quality, which in turn may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.
All of our products are subject to regulations and standards set by various governmental authorities around the world, including in the United States, Canada, China, Mexico, and the European Union. These regulations and standards include rules relating to product quality and safety, and may change from time to time. Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in product recalls, or significant fines or penalties, which in turn could adversely affect our reputation and sales, and could have an adverse effect on our results of operations. Issues with respect to the compliance of merchandise we sell with these regulations and standards, regardless of our culpability or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, product recalls, and increased costs.
Our business could suffer a material adverse effect from unseasonable or extreme weather conditions.
Our business is susceptible to unseasonable weather conditions, which could influence customer trends, consumer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could affect the timing of and reduce or shift demand, and thereby could have an adverse effect on our operational results, financial position, and cash flows. In addition, extreme weather conditions in the areas in which our stores are located could negatively affect our business, operational results, financial position, and cash flows. For example, frequent or unusually heavy or intense snowfall, ice storms, floods, hurricanes, or other extreme weather conditions over an extended period could cause our stores to close for a period of time or permanently, and could make it difficult for our customers to travel to our stores, which in turn could negatively impact our operational results.
We are and may become subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to previously disclosed investigations.
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
Our and our vendors’ systems containing personal information and payment card data of our retail store and eCommerce customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.
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
The apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment, and changes in consumer demand. The demand for baby and young children’s apparel and accessories in particular may also be subject to other external factors, such as birth rates, and the costs of our products, which are driven in part by the costs of raw materials (including cotton and other commodities), labor, fuel, and transportation, as well as general inflationary pressures. If external pressures cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, or if we are unable to fully pass on increased costs to our customers, our profitability could decline. This could have a material adverse effect on our results of operations, liquidity, and financial condition.
Our revenues, product costs, and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.
We have operations in Canada, Mexico, the European Union, and Asia, and our vendors, independent manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has seen significant volatility in recent years. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.
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
We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our Hong Kong sourcing office. Our foreign supply chain could be negatively affected due to a number of factors, including:

•	financial instability, including bankruptcy or insolvency, of one or more of our major vendors;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including those that the U.S. government has and may implement on imports from China;

•	increased costs of raw materials (including cotton and other commodities), labor, fuel, and transportation;

•	political instability or other global events resulting in the disruption of trade in foreign countries from which we source our products;

•	interruptions in the supply of raw materials, including cotton, fabric, and trim items;

•	increases in the cost of labor in our sourcing locations;

•	the occurrence of a natural disaster, unusual weather conditions, or a disease epidemic in foreign countries from which we source our products;

•	changes in the U.S. customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

•	disruptions in the global transportation network, such as a port strike, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism, or war;

•	the application of adverse foreign intellectual property laws;

•	the ability of our vendors to secure sufficient credit to finance the manufacturing process, including the acquisition of raw materials;

•	potential social compliance concerns resulting from our use of international vendors, independent manufacturers, and licensees, over whom we have limited control;

•	manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods, such as air-freight services;

•	the use of “conflict minerals” sourced from the Democratic Republic of the Congo or its surrounding countries in our products; and

•	other events beyond our control that could interrupt our supply chain and delay receipt of our products into the United States.
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to deliver to our customers.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2018, we purchased approximately 70% of our products from ten vendors, of which approximately half comes from three vendors. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors experience financial difficulties, lack of manufacturing capacity or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.
Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at third party factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the west coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of our west coast port and unions have in the past resulted in a significant backlog of cargo containers entering the United States. The insolvency of major shipping companies have also had an effect on our supply chain. As a result, we have in the past experienced delays in the shipment of our products. In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.
Our inability to effectively source inventory could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.
We source all of our garments and other products from a global network of third party suppliers. If we experience significant increases in demand, or need to replace an existing vendor or shift production to vendors in new countries, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new vendors, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our quality control standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could have a material adverse effect on our operating results.
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
We expect to make significant capital investments and have significant expenses related to our omni-channel sales strategy and failure to execute our strategy could have a material adverse effect on how we meet consumer expectations.
We distribute our products through multiple channels in the children’s apparel market, which, as of December 29, 2018, included 844 stores in the United States (which excludes five temporary Skip Hop stores that were closed in January 2019), 188 stores in Canada, 42 stores in Mexico, over 17,000 wholesale locations in the United States (including department stores, national chain stores, specialty stores and discount retailers), our eCommerce sites in the United States, Canada, and China, as well as our other international wholesale accounts and licensees. Our muli-channel global business model, which includes retail store, e-commerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world.
This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Omni-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and counteract new developments and technology investments by our competitors. Our omni-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. If we are unable to attract and retain employees or contract with third-parties having the specialized skills needed to support our multi-channel efforts, implement improvements to our customer-facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers’ orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if our retail eCommerce sites or our other customer-facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand and delivery promises to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.

Our retail success is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.
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
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options and renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, and could have a material adverse effect on our results of operations.
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

•	disruptions in telecom services or power outages;

•	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers on-time and without damage;

•	rapid technology changes;

•	the failure to deliver products to customers on-time and within customers’ expectations;

•	credit or debit card fraud;

•	the diversion of sales from our physical stores;

•	natural disasters or adverse weather conditions;

•	changes in applicable federal, state and international regulations;

•	liability for online content; and

•	consumer privacy concerns and regulation.
Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations.
We may be unsuccessful in expanding into international markets.
We cannot be sure that we can successfully complete any planned international expansion or that new international business will be profitable or meet our expectations. We do not have significant experience operating in markets outside of the United States and Canada. Consumer demand, behavior, tastes, and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may encounter differences in business culture and the legal environment that may make working with commercial partners and hiring and retaining an adequate employee base more challenging. We may also face difficulties integrating foreign business operations with our current operations. Significant changes in foreign relations, such as the withdrawal of the United Kingdom from the European Union and potential trade wars between nations in which we operate, may also hinder our success in new markets. Our entry into new markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and such costs may be greater than expected. If our international expansion plans are unsuccessful, our results could be materially adversely affected.
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
The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans and planned cost savings. Other assumptions that support the carrying value of these intangible assets, including a deterioration of macroeconomic conditions which would negatively affect the cost of capital and/or discount rates, could also result in impairment of the remaining asset values. Any material impairment would adversely affect our results of operations.
We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
As of December 29, 2018, we had $596.0 million aggregate principal amount of debt outstanding (excluding $5.0 million of outstanding letters of credit), and $549.0 million of undrawn availability under our senior secured revolving credit facility after giving effect to $5.0 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
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
In addition, both our senior secured revolving credit facility and indenture governing the senior notes contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments (including business acquisitions), pay dividends or distributions on our capital stock, engage in mergers, dispose of assets and use the proceeds from any such dispositions, and raise debt or equity capital to be used to repay other indebtedness when it becomes due. These restrictions may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In particular, we cannot guarantee that we will have sufficient cash from operations, borrowing capacity under our debt documents, or the ability to raise additional funds in the capital markets to pursue our growth strategies as a result of these restrictions or otherwise. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

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
From time to time we may acquire other businesses as part of our growth strategy, such as our acquisitions of the Skip Hop brand and our Mexican licensee in fiscal 2017, and we may partially or fully fund future acquisitions by taking on additional debt. We may be unable to successfully integrate businesses we acquire and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including harmonizing divergent technology platforms, diversion of our management attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, including those relating to product safety or anti-bribery and anti-corruption. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.
Failure to implement new information technology systems or needed upgrades to our systems, including operational and financial systems, could adversely affect our business.
As our business has grown in size, complexity, and geographic footprint, we have enhanced and upgraded our information technology infrastructure and we expect there to be a regular need for additional enhancements and upgrades as we continue to grow. Failure to implement new systems or upgrade systems, including operational and financial systems, as needed or complications encountered in implementing new systems or upgrading existing systems could cause disruptions that may adversely affect our business and results of operations. Further, additional investments needed to upgrade and expand our information technology infrastructure may require significant investment of additional resources and capital, which may not always be available or available on favorable terms.
Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.
We handle a large portion of our merchandise distribution for our U.S. stores and our eCommerce operations from our facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at the distribution facility (such as a high level of demand during peak periods) or because of natural disasters, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. In addition, we use an automated system that manages the order processing for our eCommerce business. In the event that this system becomes inoperable for any reason, we may be unable to ship orders in a timely manner, and as a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact our sales and profitability.

Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.
We must comply with various laws and regulations, including applicable employment, privacy and consumer protection laws. Our policies, procedures, and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations, and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC, and the New York Stock Exchange (“NYSE”) as well as other laws. Our failure to comply with these various laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.
In addition, any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, data privacy, transportation and logistics, health care, tax, privacy, operations, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors, or agents, we could experience delays in shipments and receipt of goods, or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect the our business and results of operations.
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
In December 2017, the U.S. government enacted tax law changes known as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly effects U.S. taxation for multinational corporations. The major implementation provisions of the 2017 Tax Act include a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the remeasurement of certain deferred income tax balances. As permitted by Staff Accounting Bulletin No. 118, we made provisional estimates in our fiscal 2017 financial statements, and completed our accounting for the enactment of the 2017 Tax Act in fiscal 2018. The adjustment to our provisional estimates recorded in 2018 was not material. Other provisions of the 2017 Tax Act include a reduction in the U.S. corporate tax rate, certain provisions to broaden the U.S. tax base, imposition of a minimum tax on income earned by foreign subsidiaries, an incentive for foreign sourced income earned by US entities and an incentive to encourage the repatriation of foreign sourced income. In conjunction with the 2017 Tax Act, the Internal Revenue Service has issued numerous regulations, and has expressed an intention to issue additional guidance during the first half of 2019. This guidance is expected to be applied retroactively to fiscal 2017. We have considered the impact of the 2017 Tax Act on our 2018 financial condition and results of operations. However, we continue to assess the effects that additional IRS regulations, notices, and other guidance will have on our business, financial condition, or results of operations in future periods.
Various states have selectively adapted certain provisions of the 2017 Tax Act, and other states have expressed that they continue to evaluate the impact this tax law has on state revenue. We anticipate that states will continue to legislatively adopt certain provisions of the 2017 Tax Act that may impact our state tax liability for current and deferred state taxes in the period adopted. In addition, following a decision by the US Supreme Court in 2018, states may have additional ability to tax entities operating in each state, but lacking physical presence. This case and state’s response to its findings may impact our business, financial condition, or results of operations in future periods.
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
In addition, during the requisite service period for compensable equity-based compensation awards that we may grant to certain employees, we recognize a deferred income tax benefit on the compensation expense we incur for these awards for all employees other than our named executive officers. At time of subsequent vesting, exercise, or expiration of an award, the difference between our actual income tax deduction, if any, and the previously accrued income tax benefit is recognized in our income tax expense/benefit during the current period and can consequently raise or lower our effective tax rate for the period. Such differences are largely dependent on changes in the market price for our common stock.
Failure to continue to pay quarterly cash dividends to our shareholders could cause the market price for our common stock to decline.
We currently pay a quarterly cash dividend. Future declarations of quarterly cash dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors based on a number of factors, including our future financial performance and other investment priorities. Additionally, provisions in our senior credit facility and the indenture governing our senior notes could have the effect of restricting our ability to pay future cash dividends on, or make future repurchases of, our common stock. Any reduction or discontinuance by us of the payment of quarterly cash dividends could cause the market price of our common stock to decline.

ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of December 29, 2018.
Our corporate headquarters occupies 304,000 square feet of leased space in a building in Atlanta, Georgia. Our lease for that space expires in April 2030. In addition, we occupy 28,000 square feet of leased space in a building in Mississauga, Ontario, which serves as our regional headquarters for Canada, and occupy 56,000 square feet of leased space in Hong Kong, China, which serves as our principal sourcing office in Asia. We also lease other space in Georgia, Wisconsin, and New York, as well as in Bangladesh, Cambodia, China, Mexico, and the United Kingdom that, depending on the site, serves as a sourcing, sales, or administrative office. We also own a 224,000 square foot facility in Griffin, Georgia.
Our largest distribution centers, which we lease, are located in Braselton, Georgia and Stockbridge, Georgia, and are 1,062,000 and 505,000 square feet, respectively. We lease additional space in Canada and Mexico for distribution and warehousing purposes. We also use third-party logistics providers in various territories, including California and China, to provide warehousing and distribution services.
We also operate the following number of leased retail stores: 844 in the United States (excluding five temporary Skip Hop stores that were closed in January 2019); 188 in Canada; and 42 in Mexico. Our average remaining lease term for retail store leases in the United States is approximately 4.9 years, excluding renewal options.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Historical Stock Price and Number of Record Holders
Our common stock trades on the New York Stock Exchange (NYSE) under the symbol CRI. The last reported sale price per share of our common stock on February 19, 2019 was $89.62. On that date there were 181 holders of record of our common stock.
Share Repurchases
The following table provides information about shares repurchased through our repurchase program described below during the fourth quarter of fiscal 2018:

Period	Total number of shares purchased(*)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of remaining shares that can be purchased under the plans or programs

September 30, 2018 through October 27, 2018	257,460	$97.07	257,460	$415,155,995

October 28, 2018 through November 24, 2018	90,182	$93.30	89,296	$406,824,924

November 25, 2018 through December 29, 2018	168,353	$84.42	168,353	$392,612,940

Total	515,995		515,109

(*)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 886 shares surrendered between October 28, 2018 and December 29, 2018.

Share Repurchase Program
Prior to 2016, our Board of Directors authorized the repurchase of shares of our common stock in amounts up to $462.5 million. On both February 26, 2016 and February 22, 2018, our Board of Directors authorized an additional $500 million of share repurchases, thereby authorizing total repurchase amounts up to $1,462.5 million. These authorizations are in addition to the $400 million authorized in 2013 for the Company's completed accelerated share repurchase (ASR) program. The total remaining capacity under the repurchase authorizations was approximately $392.6 million as of December 29, 2018.
Open-market repurchases of our common stock during fiscal years 2018, 2017, and 2016 were as follows:

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Number of shares repurchased	1,879,529	2,103,401	3,049,381
Aggregate cost of shares repurchased (dollars in thousands)	$193,028	$188,762	$300,445
Average price per share	$102.70	$89.74	$98.53
In addition to the open-market repurchases completed in fiscal years 2018, 2017, and 2016, we completed open-market repurchases totaling $387.6 million in fiscal years prior to 2016.
Repurchases under the authorizations may be made in the open market or in privately-negotiated transactions, with the level and timing of such activity at the discretion of our management depending on market conditions, stock price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.
Dividends
On February 14, 2019, our Board of Directors authorized a quarterly cash dividend payment of $0.50 per common share, payable on March 22, 2019 to shareholders of record at the close of business on March 12, 2019.

In fiscal 2018, we paid quarterly cash dividends of $0.45 per share each quarter. In fiscal 2017, we paid quarterly cash dividends of $0.37 per share each quarter.
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

	For the fiscal year ended
(dollars in thousands, except per share data)	December 29, 2018	December 30, 2017 (4)	December 31, 2016 (4)	January 2, 2016	January 3, 2015
Operating Data:
U.S. Retail	$1,851,193	$1,775,378	$1,655,784	$1,514,355	$1,422,305
U.S. Wholesale	1,180,687	1,209,663	1,178,034	1,173,313	1,155,089
International	430,389	415,463	364,725	326,211	316,474
Total net sales	$3,462,269	$3,400,504	$3,198,543	$3,013,879	$2,893,868
Cost of goods sold	$1,964,786	$1,917,150	$1,820,024	$1,755,855	$1,709,428
Gross profit	$1,497,483	$1,483,354	$1,378,519	$1,258,024	$1,184,440
Operating income	$391,433	$419,607	$425,928	$392,857	$333,345
Income before income taxes	$355,975	$391,072	$395,440	$368,188	$302,906
Net income	$282,068	$302,848	$257,709	$237,822	$194,670
Per Common Share Data:
Basic net income	$6.06	$6.31	$5.12	$4.55	$3.65
Diluted net income	$6.00	$6.24	$5.08	$4.50	$3.62
Balance Sheet Data:
Working capital(1)(2)(3)	$715,537	$689,464	$779,717	$867,890	$792,675
Total assets(2)(3)	$2,058,858	$2,071,042	$1,949,037	$2,003,654	$1,886,825
Total debt, net(2)	$593,264	$617,306	$580,376	$578,972	$579,728
Stockholders' equity	$869,433	$857,416	$788,363	$875,051	$786,684
Cash Flow Data:
Net cash provided by operating activities	$356,198	$329,621	$369,229	$307,987	$282,397
Net cash used in investing activities	$(63,307)	$(227,915)	$(88,340)	$(103,425)	$(104,732)
Net cash used in financing activities	$(298,946)	$(223,075)	$(363,507)	$(162,005)	$(122,438)
Other Data:
Capital expenditures	$63,783	$69,473	$88,556	$103,497	$103,453
Dividend declared and paid per common share	$1.80	$1.48	$1.32	$0.88	$0.76

(1)	Represents total current assets less total current liabilities.

(2)	All periods have been adjusted to reflect the retrospective adoption of Accounting Standards Update No. 2015-03, Presentation of Debt Issuance Cost for Term Debt.

(3)	Fiscal 2017 reflects the prospective adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

(4)	Fiscal 2017 and 2016 reflect the retrospective adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers.

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
Fiscal Years
Our "52/53 week" fiscal year ends on the Saturday in December or January nearest December 31, resulting in an additional 53rd week of results every five or six years. Fiscal 2018, 2017, and 2016 each contained 52 calendar weeks and ended on December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
Our Business
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh B’gosh (or “OshKosh”), and a leading baby and young child lifestyle brand, Skip Hop.
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel for children in sizes newborn to 14 and accessories.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children, and accessories.
Established in 2003, the Skip Hop brand takes durable childhood necessities, and re-thinks, re-energizes, and re-imagines them to produce higher value, superior quality, and top-performance goods for parents, babies, and toddlers. We acquired the Skip Hop brand in February 2017.
Our vision is to be the leader in baby and young children’s apparel and accessories, and to consistently provide high-quality products at a compelling value to consumers. We believe our brands provide a complementary product offering and aesthetic, and are each uniquely positioned in the marketplace. In the approximately $21 billion baby and young children's apparel market ages zero to seven in the U.S., our Carter's brand has the #1 position with approximately 14% of market share and our OshKosh brand has approximately 2% market share.
Our multi-channel global business model - which includes retail store, e-commerce, and wholesale sales channels - enables us to reach a broad range of consumers around the world. As of December 29, 2018, our channels included 844 stores in the United States (excluding five temporary Skip Hop stores that were closed in January 2019), 188 stores in Canada, 42 stores in Mexico, over 17,000 wholesale locations in the United States (including department stores, national chain stores, specialty stores and discount retailers), our eCommerce sites in the United States, Canada, and China, as well as our other international wholesale, licensing, and online channels.
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy is focused on:

•	providing the best value and experience in young children's apparel and accessories;

•	extending the reach of our brands by improving the convenience of shopping for our products, and our omni-channel experience, as well as expanding our international operations;

•	improving profitability by strengthening distribution and direct-sourcing capabilities, as well as inventory management disciplines; and

•	investing in new sources of growth.

Segments
The three segments we use to manage and evaluate our performance are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail and online stores. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Finally, our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores in Canada and Mexico, our eCommerce sites in Canada and China, and sales to our international wholesale accounts and licensees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales.

	For the fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales
U.S. Retail	53.5%	52.2%	51.8%
U.S. Wholesale	34.1%	35.6%	36.8%
International	12.4%	12.2%	11.4%
Consolidated net sales	100.0%	100.0%	100.0%
Cost of goods sold	56.7%	56.4%	56.9%
Gross profit	43.3%	43.6%	43.1%
Royalty income	1.1%	1.3%	1.3%
Selling, general, and administrative expenses	33.1%	32.6%	31.1%
Operating income	11.3%	12.3%	13.3%
Interest expense	1.0%	0.9%	0.8%
Interest income	n/m	n/m	n/m
Other (income) expense, net	n/m	0.1%	(0.1)%
Income before income taxes	10.3%	11.5%	12.4%
Provision for income taxes	2.1%	2.6%	4.3%
Net income	8.1%	8.9%	8.1%

n/m - rounds to less than 0.1%; therefore not material.
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
At the beginning of fiscal 2018, we transitioned to disclosing a total comparable retail sales metric, including both retail stores and eCommerce. This change aligns with how management views and evaluates our retail business. We believe it reflects our maturing omni-channel strategy and consumers’ increasing tendency to shop with us both in our stores and online.
Methods of calculating sales metrics vary across the retail industry. As a result, our method of calculating comparable sales may not be the same as that of other retailers.
2018 FISCAL YEAR ENDED DECEMBER 29, 2018 COMPARED TO 2017 FISCAL YEAR ENDED DECEMBER 30, 2017
Consolidated Net Sales
Compared to fiscal 2017, consolidated net sales in fiscal 2018 increased $61.8 million, or 1.8%, to $3.46 billion. This increase reflected sales growth in our U.S. Retail and International segments, partially offset by a decline in our U.S. Wholesale

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

segment. Changes in foreign currency exchange rates used for translation in fiscal 2018, as compared to fiscal 2017, had an unfavorable effect on our consolidated net sales of approximately $2.6 million.
Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	% of Total	December 30, 2017	% of Total
Net sales:
U.S. Retail	$1,851,193	53.5%	$1,775,378	52.2%
U.S. Wholesale	1,180,687	34.1%	1,209,663	35.6%
International	430,389	12.4%	415,463	12.2%
Total net sales	$3,462,269	100.0%	$3,400,504	100.0%
Note: Results may not be additive due to rounding.
U.S. Retail Sales
Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

	Store Count
Region:	December 29, 2018	December 30, 2017	December 31, 2016
United States	844(*)	830	792

(*)	Excludes five temporary Skip Hop stores that were closed in January 2019.
At the beginning of fiscal 2017, we changed our methodology for U.S. store counts related to certain dual-branded format stores. Accordingly, our store count data is not comparable to data previously presented in prior fiscal years.
Comparable Sales for our U.S. Retail segment
Comparable retail net sales increased 2.8% during fiscal 2018 compared to fiscal 2017. We believe the comparable retail net sales increase was attributable to strong sales during the November and December holiday season, partially offset by lower demand from international consumers due to the effect of a strong U.S. dollar relative to other currencies.
Sales Results
U.S. Retail segment net sales increased $75.8 million, or 4.3%, in fiscal 2018 to $1.85 billion. The increase in net sales in fiscal 2018 primarily reflected an/a:

•	Increase of $68.0 million from new stores that are not yet comparable;

•	Increase of $60.7 million from eCommerce sales;

•	Decrease of $37.9 million due to the effect of store closings; and

•	Decrease of $15.8 million in comparable retail store sales.
U.S. Wholesale Sales
U.S. Wholesale segment net sales decreased $29.0 million, or 2.4%, in fiscal 2018 to $1.18 billion. This decline reflected a 3.0% decrease in the number of units shipped, which was primarily the result of reduced demand due to customer bankruptcies, partially offset by a 0.6% increase in the average price per unit and contributions from the Skip Hop business that was acquired during the first quarter of fiscal 2017.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

International Sales
Store Count Data for Company-Operated Retail Stores in our International segment

	Store Count
Region:	December 29, 2018	December 30, 2017	December 31, 2016
Canada	188	179	164
Mexico	42	41(2)	N/A(1)

(1)	We operated retail stores in Mexico upon the acquisition of our former licensee in Mexico on August 1, 2017.

(2)	Includes 39 retail stores acquired in fiscal 2017.
Sales Results
International segment net sales increased $14.9 million, or 3.6%, in fiscal 2018 to $430.4 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $2.6 million unfavorable affect on International segment net sales in fiscal 2018 compared to fiscal 2017.
The $14.9 million increase in net sales in our International segment for fiscal 2018 primarily reflected an/a:

•	Increase of $21.2 million related to contributions from acquired businesses;

•	Increase of $6.7 million from our Canada business, including wholesale and retail operations;

•	Decrease of $9.0 million from a decrease in sales in China; and

•	Decrease of $4.0 million from international sales to customers across various regions.
Compared to fiscal 2017, our Canadian total retail comparable sales increased 0.5% in fiscal 2018.
Gross Profit and Gross Margin
Our consolidated gross profit increased $14.1 million, or 1.0%, to $1.50 billion in fiscal 2018. Consolidated gross margin decreased from 43.6% in fiscal 2017 to 43.3% in fiscal 2018.
The increase in consolidated gross profit was primarily due to sales growth in the U.S. Retail and International segments, partially offset by a decrease in sales related to wholesale customer bankruptcies, higher eCommerce shipping costs, and higher provisions for inventory.
The decrease in consolidated gross margin was primarily attributable to higher eCommerce shipping costs, higher provisions for inventory, higher promotional activity, and loss of higher margin customers as a result of bankruptcies.
Royalty Income
Royalty income decreased $4.3 million, or 9.8%, to $38.9 million in fiscal 2018. The decrease was primarily attributable to insourcing certain formerly licensed products and the absence of royalty income from Carter's Mexico, which we acquired in the third fiscal quarter of 2017.
Selling, General, and Administrative ("SG&A") Expenses
Consolidated SG&A expenses in fiscal 2018 increased $38.1 million, or 3.4%, to $1.14 billion. As a percentage of consolidated net sales, consolidated SG&A expenses increased from 32.6% in fiscal 2017 to 33.1% in fiscal 2018.
The increase in SG&A expenses, as a percentage of net sales, in fiscal 2018 primarily reflected a:

•	$17.2 million increase primarily related to new store expenses and higher labor costs in Canada;

•	$14.9 million increase in distribution and freight costs;

•	$10.9 million increase in expenses due to customer bankruptcies, partially offset by the recovery claims settlement;

•	$6.5 million increase in expenses related to marketing and brand management;

•	$3.9 million increase in investments related to information systems; and

•	$2.6 million increase in employee benefit costs;
which were partially offset by a:

•	$29.6 million decrease in performance based compensation, primarily attributable to provisions for special employee compensation in fiscal 2017.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
Compared to fiscal 2017, consolidated operating income for fiscal 2018 decreased $28.2 million, or 6.7%, to $391.4 million. Consolidated operating margin decreased from 12.3% in fiscal 2017 to 11.3% in fiscal 2018. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal years:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income for fiscal 2017	$215,640	$252,090	$46,426	$(94,549)	$419,607
Favorable (unfavorable) change in fiscal 2018:
Gross profit	32,747	(19,085)	363	104	14,129
Royalty income	(2,664)	(1,256)	(331)	—	(4,251)
SG&A expenses	(20,939)	(7,555)	(7,205)	(2,353)	(38,052)
Operating income for fiscal 2018	$224,784	$224,194	$39,253	$(96,798)	$391,433
The following table presents changes in the operating margin for each of our three operating segments in basis points ("bps") relative to net sales.

	U.S. Retail	U.S. Wholesale	International
Operating margin for fiscal 2017	12.1%	20.8%	11.2%
Favorable (unfavorable) bps changes in fiscal 2018:
Gross profit	(40) bps	(90) bps	(150) bps
Royalty income	(20) bps	—	(10) bps
SG&A expenses	60 bps	(90) bps	(50) bps
Operating margin for fiscal 2018	12.1%	19.0%	9.1%
U.S. Retail Operating Income
U.S. Retail segment operating income in fiscal 2018 increased $9.1 million, or 4.2%, from fiscal 2017 to $224.8 million. The segment's operating margin was 12.1% in fiscal 2018 and fiscal 2017. The primary drivers of the change in the operating margin were a:

•	40 bps decrease in gross profit due to higher promotional activity and increased eCommerce shipping costs;

•	20 bps decrease in royalty income; and

•	60 bps decrease in SG&A expenses, primarily due to a/an:

•	80 bps decrease in performance based compensation, primarily due to the absence of special employee compensation awarded in fiscal 2017; and

•	40 bps increase in distribution expenses.
U.S. Wholesale Operating Income
U.S. Wholesale segment operating income in fiscal 2018 decreased $27.9 million, or 11.1%, from fiscal 2017 to $224.2 million. The segment's operating margin decreased 180 bps from 20.8% in fiscal 2017 to 19.0% in fiscal 2018. The primary drivers of the change in the operating margin were a:

•	90 bps decrease in gross profit due to changes in customer mix, in part due to customer bankruptcies; and

•	90 bps increase in SG&A expenses, primarily due to a:

•	90 bps increase in provisions for accounts receivable due to customer bankruptcies;

•	30 bps increase in distribution and freight expenses; and

•	30 bps decrease in performance based compensation, primarily due to the absence of special employee compensation awarded in fiscal 2017.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

International Operating Income
International segment operating income in fiscal 2018 decreased $7.2 million, or 15.5%, from fiscal 2017 to $39.3 million. This segment's operating margin decreased 210 bps from 11.2% in fiscal 2017 to 9.1% in fiscal 2018. The primary drivers of the change in the operating margin were a:

•	150 bps decrease in gross profit due to higher provisions for inventory related to changes in the Company's business model in China and unfavorable sales channel mix; and

•	50 bps increase in SG&A expenses, primarily due to a:

•	90 bps increase in expenses associated with new retail stores and higher labor costs in Canada;

•	40 bps increase in distribution costs;

•	30 bps increase in expenses related to marketing and brand management;

•	30 bps increase in severance associated with changes to the Company's business model in China;

•	110 bps decrease in expenses related to the eCommerce business in Canada and China; and

•	30 bps decrease in provisions for accounts receivable.
Unallocated Corporate Expenses
Unallocated corporate expenses increased by $2.2 million, or 2.4%, from $94.5 million in fiscal 2017 to $96.8 million in fiscal 2018. Unallocated corporate expenses, as a percentage of consolidated net sales, was 2.8% in fiscal 2017 and fiscal 2018. In fiscal 2017, unallocated corporate expenses included a $3.6 million credit for an earn out adjustment.
Interest Expense
Interest expense and effective interest rate calculations include the amortization of debt issuance costs.
Interest expense in fiscal 2018 and fiscal 2017 was approximately $34.6 million and $30.0 million, respectively. Weighted-average borrowings for fiscal 2018 were $686.9 million at an effective interest rate of 4.90%, compared to weighted-average borrowings for fiscal 2017 of $652.9 million at an effective interest rate of 4.55%.
The increase in weighted-average borrowings during fiscal 2018 was attributable to additional borrowings under our secured revolving credit facility. The increase in the effective interest rate for fiscal 2018 compared to fiscal 2017 was due primarily to a higher LIBOR rate for the outstanding borrowings on our variable-rate secured revolving credit facility during the 2018 period.
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
Income Taxes
Our consolidated effective income tax rate for fiscal 2018 and 2017 were 20.8% and 22.6%, respectively. The lower effective tax rate in 2018 is primarily attributable to the reduction in the U.S. federal income tax rate from 35% to 21% under the 2017 Act.
Net Income
Our consolidated net income for fiscal 2018 decreased $20.8 million, or 6.9%, to $282.1 million compared to $302.8 million in fiscal 2017. This decrease was due to the factors previously discussed.
2017 FISCAL YEAR ENDED DECEMBER 30, 2017 COMPARED TO 2016 FISCAL YEAR ENDED DECEMBER 31, 2016
At the beginning of fiscal 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the full retrospective adoption method. The full retrospective method required the Company to apply the standard to the financial statements for the period of adoption as well as to each prior reporting period presented. The fiscal 2017 and fiscal 2016 periods reflect this adoption.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Consolidated Net Sales
Compared to fiscal 2016, consolidated net sales in fiscal 2017 increased $202.0 million, or 6.3%, to $3.4 billion. This improvement reflected sales growth in each of our operating segments, as presented below. Changes in foreign currency exchange rates in fiscal 2017 as compared to fiscal 2016 had a favorable impact on our consolidated net sales of approximately $6.6 million.

	For the fiscal year ended
(dollars in thousands)	December 30, 2017	% of Total	December 31, 2016	% of Total
Net sales:
U.S. Retail	$1,775,378	52.2%	$1,655,784	51.8%
U.S. Wholesale	1,209,663	35.6%	1,178,034	36.8%
International	415,463	12.2%	364,725	11.4%
Total net sales	$3,400,504	100.0%	$3,198,543	100.0%
Note: Results may not be additive due to rounding.
U.S. Retail Sales
At the beginning of fiscal 2017, we changed our methodology for U.S. store counts related to certain dual-branded format stores. Accordingly, our store count data is not comparable to data previously presented in prior fiscal years.
Comparable Sales for our U.S. Retail segment

Change from fiscal 2016 to fiscal 2017
% Increase (Decrease)
Retail stores	(3.3)%
eCommerce	+21.6%
Total	+2.7%
The decrease in U.S. Retail store comparable sales during fiscal 2017 was primarily due to a lower average transaction price and lower store traffic, which we believe was partially offset by the stabilization of the effects of a decline in shopping by international consumers that we experienced in the first half of fiscal 2016 (as discussed further below). The increase in eCommerce site comparable sales during fiscal 2017 was primarily due to an increase in the number of transactions, partially offset by a lower average transaction price.
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
Sales Results
U.S. Retail segment net sales increased $119.6 million, or 7.2%, in fiscal 2017 to $1.8 billion. The increase in net sales in fiscal 2017 primarily reflected an/a:

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
The $50.7 million increase in net sales in our International segment for fiscal 2017 primarily reflected an/a:

•	Increase of $31.8 million from sales of Skip Hop branded product to our wholesale customers;

•	Increase of $15.4 million from the acquisition of Carter's Mexico;

•	Increase of $15.0 million from our company-operated retail stores in Canada;

•	Increase of $8.5 million from eCommerce net sales, primarily from our eCommerce sites in Canada and China; and

•	Decrease of $20.0 million from international wholesale customers across various markets.
Compared to fiscal 2016, our Canadian total retail comparable sales increased 0.2% in fiscal 2017, primarily due to eCommerce comparable sales growth of 37.6%, which was partially offset by a retail store comparable sales decline of 3.1%.
Gross Margin and Gross Profit
Our consolidated gross profit increased $104.8 million, or 7.6%, to $1.48 billion in fiscal 2017. Consolidated gross margin increased from 43.1% in fiscal 2016 to 43.6% in fiscal 2017. These increases were due primarily to overall lower product costs and increases in higher-margin eCommerce sales, partially offset by lower margins in our wholesale channels.
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
Compared to fiscal 2016, consolidated operating income for fiscal 2017 decreased $6.3 million, or 1.5%, to $419.6 million. Consolidated operating margin decreased from 13.3% in fiscal 2016 to 12.3% in fiscal 2017. The table below summarizes the changes in each of our segments' operating results and unallocated corporate expenses between the fiscal years:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income for fiscal 2016	$211,951	$260,953	$59,194	$(106,170)	$425,928
Favorable (unfavorable) change in fiscal 2017:
Gross profit	76,937	11,902	15,745	250	104,834
Royalty income	3,224	(1,233)	(1,625)	—	366
SG&A expenses	(76,472)	(19,532)	(26,888)	11,371	(111,521)
Operating income for fiscal 2017	$215,640	$252,090	$46,426	$(94,549)	$419,607
The following table presents changes in the operating margin for each of our three operating segments between fiscal 2016 and fiscal 2017. The primary drivers of these change are presented in terms of the difference in each driver's margin (based on net sales) between fiscal years, in each case expressed in bps.

	U.S. Retail	U.S. Wholesale	International
Operating margin for fiscal 2016	12.8%	22.2%	16.2%
Favorable (unfavorable) bps changes in fiscal 2017:
Gross profit	80 bps	20 bps	(190) bps
Royalty income	10 bps	(20) bps	(60) bps
SG&A expenses	(160) bps	(140) bps	(250) bps
Operating margin for fiscal 2017	12.1%	20.8%	11.2%
U.S. Retail Operating Income
U.S. Retail segment operating income in fiscal 2017 increased $3.7 million, or 1.7%, from fiscal 2016 to $215.6 million. The segment's operating margin decreased 70 bps from 12.8% in fiscal 2016 to 12.1% in fiscal 2017. The primary drivers of the change in the operating margin were an:

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
U.S. Wholesale Operating Income
U.S. Wholesale segment operating income in fiscal 2017 decreased $8.9 million, or 3.4%, from fiscal 2016 to $252.1 million. The segment's operating margin decreased 140 bps from 22.2% in fiscal 2016 to 20.8% in fiscal 2017. The primary drivers of the change in the operating margin were a:

•	20 bps increase in gross profit due to favorable product costs;

•	20 bps decrease in royalty income primarily due to insourcing formerly licensed product categories; and

•	140 bps increase in SG&A expenses, primarily due to a:

•	70 bps increase in distribution expenses;

•	30 bps increase due to provisions for special employee compensation;

•	20 bps increase in marketing and brand management expenses; and

•	20 bps increase in provisions for accounts receivable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

International Operating Income
International segment operating income in fiscal 2017 decreased $12.8 million, or 21.6%, from fiscal 2016 to $46.4 million. This segment's operating margin decreased 500 bps from 16.2% in fiscal 2016 to 11.2% in fiscal 2017. The primary drivers of the change in the operating margin were a:

•	190 bps decrease in gross profit due to changes in channel and customer mix;

•	60 bps decrease in royalty income related to the purchase of our Mexican licensee, and decreases in income from certain licensees due to the insourcing of formerly licensed product categories; and

•	250 bps increase in SG&A expenses, primarily due to a:

•	70 bps increase expenses associates with eCommerce growth;

•	60 bps increase marketing and brand management expenses;

•	50 bps increase due to provisions for special employee compensation;

•	40 bps increase in expenses associated with new store costs; and

•	30 bps increase due to higher provisions for wholesale accounts receivable.
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
Other (Income) Expense, Net
Other (income) expense, net is comprised primarily of gains and losses on foreign currency transactions and, if utilized during a reporting period, gains and losses on foreign currency forward contracts. These amounts represented a net gain of approximately $1.3 million for fiscal 2017 and a net loss of approximately $3.9 million for fiscal 2016. When we acquired our former licensee in Mexico on August 1, 2017, the licensee had unsettled foreign currency forward contracts between the U.S. dollar and the Mexican peso.
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
During the fourth quarter of fiscal 2017, we recognized an income tax benefit of $40.0 million related to the enactment of the 2017 Act, which is included as a component of our income tax expense on our consolidated statement of operations. This $40.0 million income tax benefit is comprised of a benefit of approximately $50.4 million related to the remeasurement of certain deferred income tax balances, partially offset by a provisional estimate for additional income tax expense of $10.4 million related to foreign earnings. We will continue to refine our calculations as additional analysis is completed. Additional information is contained in Item 8 "Financial Statements and Supplementary Data” under Note 12, Income Taxes, to the consolidated financial statements.
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
Net Income
Our consolidated net income for fiscal 2017 increased $45.1 million, or 17.5%, to $302.8 million as compared to $257.7 million in fiscal 2016. This increase was due to the factors previously discussed.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future, and we believe that we also have access to the capital markets. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed in Part I, Item 1.A., Risk Factors, in this Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
As of December 29, 2018, we had approximately $170.1 million of cash and cash equivalents in major financial institutions, including approximately $36.7 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States. and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
Balance Sheet
Net accounts receivable at December 29, 2018 were $258.3 million compared to $240.6 million at December 30, 2017. The increase of $17.7 million, or 7.4%, as compared to December 30, 2017, was primarily the result of the timing of wholesale customer receipts. Net accounts receivable at December 30, 2017 were $240.6 million compared to $202.5 million at December 31, 2016. The increase of $38.1 million, or 18.8%, as compared to December 31, 2016 was primarily due to the Skip Hop acquisition in fiscal 2017.
Inventories at December 29, 2018 were $574.2 million compared to $548.7 million at December 30, 2017. The increase of $25.5 million, or 4.6%, compared to December 30, 2017, primarily reflected an increased average unit cost, timing of receipts, and business growth from retail locations. Inventories at December 30, 2017 were $548.7 million compared to $487.6 million at December 31, 2016. The increase of $61.1 million, or 12.5%, compared to December 31, 2016, primarily reflected acquisitions and business growth.
Cash Flow
Net cash provided by operating activities for fiscal 2018 was $356.2 million compared to net cash provided by operating activities of $329.6 million in fiscal 2017. The increase in operating cash flow primarily reflected a reduction in cash taxes paid, partially offset by lower net income and higher working capital in fiscal 2018. The timing of payments and receipts in the normal course of business can impact our working capital.
Net cash provided by operating activities for fiscal 2017 was $329.6 million compared to net cash provided by operating activities of $369.2 million in fiscal 2016. This decrease in operating cash flow for fiscal 2017 primarily reflected unfavorable changes in working capital.
Net cash used in investing activities was approximately $63.3 million in fiscal 2018, compared to net cash used of approximately $227.9 million in fiscal 2017. This decrease in net cash used in investing activities for fiscal 2018 is primarily due to business acquisitions in fiscal 2017. Our capital expenditures were approximately $63.8 million, including $38.1 million for our U.S. and international retail store openings and remodelings, $8.7 million for information technology initiatives, $7.4 million for our Braselton, Georgia distribution facility, and $4.1 million for wholesale fixtures.
Our capital expenditures were approximately $69.5 million in fiscal 2017, compared to $88.6 million in fiscal 2016. Expenditures in fiscal 2017 primarily reflected expenditures of $42.5 million for our U.S. and international retail store openings and remodelings, $11.5 million for information technology initiatives, $8.8 million for our Braselton, Georgia distribution facility, and $1.1 million for wholesale fixtures.
We plan to invest approximately $85 million in capital expenditures in fiscal 2019, primarily for U.S. and international retail store openings and remodelings, information technology initiatives, and distribution facilities.
Net cash used in financing activities was $298.9 million in fiscal 2018 compared to $223.1 million in fiscal 2017. This increase in cash used for financing activities in fiscal 2018 reflected a decrease in net borrowings under our amended revolving credit facility, higher cash dividends paid to stockholders, and an increase in repurchases of our common stock.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used in financing activities was $223.1 million in fiscal 2017 compared to $363.5 million in fiscal 2016. This decrease in cash used for financing activities in fiscal 2017 reflected fewer repurchases of our common stock, partially offset by an increase in net borrowings under our amended revolving credit facility and higher cash dividends paid to stockholders in fiscal 2017.
Secured Revolving Credit Facility
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
On September 21, 2018, TWCC and a syndicate of lenders entered into Amendment No. 1 to its fourth amended and restated credit agreement that, among other things, extended the term of the facility from August 25, 2022 to September 21, 2023. In connection with the amendment, the Company paid approximately $1.0 million in debt issuance costs. These newly-incurred debt issuance costs, together with existing unamortized debt issuance costs, are being amortized over the five-year remaining term of the secured revolving credit facility.
As of December 29, 2018 and December 30, 2017, we had $196.0 million and $221.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million and $4.5 million of outstanding letters of credit, respectively. As of December 29, 2018 and December 30, 2017, approximately $549.0 million and $524.5 million were available for future borrowing, respectively. Weighted-average borrowings for fiscal 2018 were $286.9 million compared to weighted-average borrowings for fiscal 2017 of $252.9 million. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of December 29, 2018 were 1.625% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.625% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of December 29, 2018 and December 30, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 4.11% and 2.93%, respectively. The effective interest rate for fiscal 2018 was 3.45% compared to an effective interest rate of 2.51% for fiscal 2017. All outstanding Canadian dollar borrowings were repaid during the first quarter of fiscal 2017.
As of December 29, 2018, we were in compliance with the financial and other covenants under our secured revolving credit facility.
Senior Notes
As of December 29, 2018, TWCC had $400 million principal amount of senior notes outstanding, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021. On our consolidated balance sheet, the $400 million outstanding is reported net of $2.7 million and $3.7 million of unamortized issuance-related debt costs at December 29, 2018 and December 30, 2017, respectively.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain subsidiaries of TWCC.
On and after August 15, 2017, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as a percentage of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price applicable where the redemption occurs during the 12-month period beginning on August 15 of each of the years indicated as follows: 2018, 101.31%; and 2019 and thereafter, 100.00%.
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
Share Repurchases
On February 22, 2018, our Board of Directors authorized an additional $500 million of share repurchases, for total authorizations of amounts up to $1.46 billion. There is no expiration date on these authorizations. Total remaining capacity under all of the repurchase authorizations as of December 29, 2018 was approximately $392.6 million.
Open-market repurchases of our common stock during fiscal years 2018, 2017 and 2016 were as follows:

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Number of shares repurchased	1,879,529	2,103,401	3,049,381
Aggregate cost of shares repurchased (dollars in thousands)	$193,028	$188,762	$300,445
Average price per share	$102.70	$89.74	$98.53
In addition to the open-market repurchases completed in fiscal years 2018, 2017, and 2016, open-market repurchases totaling $387.6 million were made in fiscal years prior to 2016.
Future share repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at our discretion depending on market conditions, share price, other investment priorities, and other factors. Our share repurchase authorizations have no expiration dates.
Dividends
Our Board of Directors authorized quarterly cash dividends of $0.45 per share in each quarter of fiscal 2018, and cash dividends of $0.37 per share in each quarter of fiscal 2017. The dividends were paid during the fiscal quarter in which they were declared.
On February 14, 2019, our Board of Directors authorized a quarterly cash dividend payment of $0.50 per common share, payable on March 22, 2019 to shareholders of record at the close of business on March 12, 2019.
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments
The following table summarizes as of December 29, 2018, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$—	$—	$400,000	$—	$196,000	$—	$596,000
Interest on debt(1)	29,143	29,707	21,267	8,142	5,906	—	94,165
Operating leases	163,963	150,010	134,203	116,773	102,487	235,731	903,167
Other	288	288	288	288	120	—	1,272
Total financial obligations	$193,394	$180,005	$555,758	$125,203	$304,513	$235,731	$1,594,604
Letters of credit	5,018	—	—	—	—	—	5,018
Total financial obligations and commitments(2)(3)(4)	$198,412	$180,005	$555,758	$125,203	$304,513	$235,731	$1,599,622

(1)
Reflects: i) estimated variable rate interest on obligations outstanding on our secured revolving credit facility as of December 29, 2018 using an interest rate of 4.11% and ii) a fixed interest rate of 5.25% for the senior notes.

(2)	The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(3)
The table above excludes purchase obligations. Our estimate as of December 29, 2018 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $300 million and $400 million.

(4)
The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of December 29, 2018 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Item 8 "Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.

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
EFFECTS OF INFLATION AND DEFLATION
We do not believe that inflation has had a significant effect on our net sales or our profitability. Substantial increases in product costs, however, could have a significant impact on our business and the industry in the future. Additionally, while deflation could positively impact our merchandise costs, it could have an adverse effect on our average unit retail price, resulting in lower sales and profitability.
SEASONALITY
We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally has resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the fiscal year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.
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
Our revenues, which are reported as Net sales, consist of sales to customers, net of returns, discounts, chargebacks, and cooperative advertising. We recognize revenue when (or as) the performance obligation is satisfied. Generally, the performance obligation is satisfied when we transfer control of the goods to the customer.
Our retail store revenues, also reported as Net sales, are recognized at the point of sale. Retail sales through our on-line channels are recognized at time of delivery to the customer. We recognize retail sales returns at the time of transaction by recording adjustments to both revenue and cost of goods sold. Additionally, we maintain an asset, representing the goods we expect to receive from the customer, and a liability for estimated sales returns. There are no accounts receivable associated with our retail customers.
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
We record cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements of approximately $3.0 million for fiscal 2018, $3.1 million for fiscal 2017, and $3.7 million for fiscal 2016 as a component of selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.
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
A tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. Impairment reviews for an indefinite-lived tradename can be conducted using qualitative analysis, and if necessary, by a quantitative impairment test. If a tradename is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the tradename. The process of estimating the fair value of a tradename incorporates the relief-from-royalty method, which requires us to make assumptions and to apply judgment, including forecasting future cash flows and selecting appropriate discount and royalty rates.
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
Based upon our most recent assessment, performed as of December 29, 2018, there were no impairments in the values of goodwill or indefinite-lived tradename assets.
The fair value of the Skip Hop tradename, which had a carrying value of $56.8 million as of December 29, 2018, only exceeded its carrying value by 14%. Although the Company determined that no impairment exists, the Company's indefinite-lived Skip Hop tradename asset is at risk of impairment if the Company is unable to achieve its future sales and earnings projections or if market conditions were to deteriorate.
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
Accounting For Income Taxes
As part of the process of preparing the accompanying consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign). We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If it is more likely than not that a tax position would not be sustained, then no tax benefit would be recognized. Where applicable, associated interest and penalties are also recognized.

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
For current and deferred tax provisions, ASC 740 requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. Changes to tax laws known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") were enacted on December 22, 2017. SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permitted the Company to calculate and recognize provisional tax estimates for the fourth quarter of fiscal 2017 related to the enactment of the 2017 Tax Act. The Company completed its assessment of the implications of the 2017 Tax Act in 2018. The adjustment to income tax expense recorded in 2018 was not material. Additional information is contained in Item 8 "Financial Statements and Supplementary Data” under Note 12, Income Taxes, to the consolidated financial statements.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in our Canadian and Mexican businesses. As part of a hedging strategy, we may use foreign currency forward exchange contracts that typically have maturities of less than 12 months and provide continuing coverage throughout the hedging period. These contracts are not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts are recorded in our consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to any open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values for open contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates), classified as Level 2 within the fair value hierarchy. At December 29, 2018, there were no unsettled foreign currency forward contracts.
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
The most significant assumption used to determine the Company's projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8 "Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Stock-Based Compensation Arrangements
We account for the cost resulting from stock-based compensation arrangements at grant date fair value, utilizing the Black-Scholes option pricing model, which requires the use of subjective assumptions. These assumptions include the following:

•
Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We use actual monthly historical changes in the market value of our stock covering the expected life of stock options being valued. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.

•
Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.

•
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

•
Dividend yield – We estimate a dividend yield based on the current dividend amount as a percentage of our current stock price. An increase in the dividend yield will decrease the fair value of the stock option and related stock-based compensation expense.

•	Forfeitures – We estimate forfeitures of stock-based awards based on historical experience and expected future activity.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in fiscal 2018, compared to fiscal 2017, negatively affected our International segment's net sales by approximately $2.6 million.

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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings for the fiscal year ended December 29, 2018 were $286.9 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost for fiscal 2018 by approximately $2.9 million.
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
CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carter’s, Inc. and its subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 29, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2019

We have served as the Company’s auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$170,077	$178,494
Accounts receivable, net	258,259	240,561
Finished goods inventories	574,226	548,722
Prepaid expenses and other current assets	40,396	52,935
Total current assets	1,042,958	1,020,712
Property, plant, and equipment, net	350,437	377,924
Tradenames, net	365,692	365,551
Goodwill	227,101	230,424
Customer relationships, net	44,511	47,996
Other assets	28,159	28,435
Total assets	$2,058,858	$2,071,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,076	$182,114
Other current liabilities	128,345	149,134
Total current liabilities	327,421	331,248

Long-term debt, net	593,264	617,306
Deferred income taxes	87,347	84,944
Other long-term liabilities	181,393	180,128
Total liabilities	1,189,425	1,213,626

Commitments and contingencies - Note 18

Stockholders’ equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 29, 2018 and December 30, 2017	—	—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 45,629,014 and 47,178,346 shares issued and outstanding at December 29, 2018 and December 30, 2017, respectively	456	472
Accumulated other comprehensive loss	(40,839)	(29,093)
Retained earnings	909,816	886,037
Total stockholders’ equity	869,433	857,416
Total liabilities and stockholders’ equity	$2,058,858	$2,071,042
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$3,462,269	$3,400,504	$3,198,543
Cost of goods sold	1,964,786	1,917,150	1,820,024
Gross profit	1,497,483	1,483,354	1,378,519
Royalty income, net	38,930	43,181	42,815
Selling, general, and administrative expenses	1,144,980	1,106,928	995,406
Operating income	391,433	419,607	425,928
Interest expense	34,569	30,044	27,044
Interest income	(527)	(345)	(563)
Other (income) expense, net	1,416	(1,164)	4,007
Income before income taxes	355,975	391,072	395,440
Provision for income taxes	73,907	88,224	137,731
Net income	$282,068	$302,848	$257,709

Basic net income per common share	$6.06	$6.31	$5.12
Diluted net income per common share	$6.00	$6.24	$5.08
Dividend declared and paid per common share	$1.80	$1.48	$1.32
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$282,068	$302,848	$257,709
Other comprehensive income:
Unrealized loss on OshKosh defined benefit plan, net of tax benefit of $80, $140, and $400 for the fiscal years 2018, 2017, and 2016, respectively	(281)	(430)	(666)
Unrealized gain (loss) on Carter's post-retirement benefit obligation, net of (tax) or tax benefit of ($70), $70, and ($200) for fiscal years 2018, 2017, and 2016, respectively	214	(262)	331
Foreign currency translation adjustments	(11,679)	6,339	1,962
Total other comprehensive income	(11,746)	5,647	1,627
Comprehensive income	$270,322	$308,495	$259,336
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$282,068	$302,848	$257,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	85,936	81,796	71,522
Amortization of intangible assets	3,717	2,616	1,919
Adjustment and accretion of contingent considerations	—	(3,600)	—
Amortization of debt issuance costs	1,746	1,572	1,461
Non-cash stock-based compensation expense	14,673	17,549	16,847
Unrealized foreign currency exchange loss (gain), net	271	(624)	33
Provisions for doubtful accounts receivable from customers	15,801	4,663	562
Income tax benefit from stock-based compensation	—	—	(4,800)
Loss on disposal of property, plant, and equipment	995	1,572	1,167
Deferred income taxes	(1,018)	(54,936)	1,061
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(34,448)	(22,709)	4,479
Inventories	(30,646)	(20,922)	(17,482)
Prepaid expenses and other assets	12,121	(21,791)	1,141
Accounts payable and other liabilities	4,982	41,587	33,610
Net cash provided by operating activities	356,198	329,621	369,229

Cash flows from investing activities:
Capital expenditures	(63,783)	(69,473)	(88,556)
Acquisitions of businesses, net of cash acquired	96	(158,457)	—
Disposals of property, plant, and equipment	380	15	216
Net cash used in investing activities	(63,307)	(227,915)	(88,340)

Cash flows from financing activities:
Payments of debt issuance costs	(968)	(2,119)	—
Borrowings under secured revolving credit facility	290,000	200,000	—
Payments on secured revolving credit facility	(315,000)	(163,965)	—
Repurchases of common stock	(193,028)	(188,762)	(300,445)
Dividends paid	(83,717)	(70,914)	(66,355)
Income tax benefit from stock-based compensation	—	—	4,800
Withholdings of taxes from vesting of restricted stock	(6,830)	(5,753)	(8,673)
Proceeds from exercises of stock options	10,597	8,438	7,166
Net cash used in financing activities	(298,946)	(223,075)	(363,507)

Net effect of exchange rate changes on cash	(2,362)	505	767
Net (decrease) increase in cash and cash equivalents	(8,417)	(120,864)	(81,851)
Cash and cash equivalents, beginning of fiscal year	178,494	299,358	381,209
Cash and cash equivalents, end of fiscal year	$170,077	$178,494	$299,358
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at January 2, 2016	51,764,309	$518	$—	$(36,367)	$911,536	$875,687
Income tax benefit from stock-based compensation	—	—	4,800	—	—	4,800
Exercise of stock options	160,200	2	7,164	—	—	7,166
Withholdings from vesting of restricted stock	(91,629)	(1)	(8,672)	—	—	(8,673)
Restricted stock activity	152,413	1	(1)	—	—	—
Stock-based compensation expense	—	—	15,662	—	—	15,662
Issuance of common stock	12,758	—	1,185	—	—	1,185
Repurchase of common stock	(3,049,381)	(31)	(20,138)	—	(280,276)	(300,445)
Cash dividends declared and paid	—	—	—	—	(66,355)	(66,355)
Comprehensive income	—	—	—	1,627	257,709	259,336
Balance at December 31, 2016	48,948,670	$489	$—	$(34,740)	$822,614	$788,363
Exercise of stock options	240,850	2	8,436	—	—	8,438
Withholdings from vesting of restricted stock	(67,546)	(1)	(5,752)	—	—	(5,753)
Restricted stock activity	145,913	2	(2)	—	—	—
Stock-based compensation expense	—	—	16,378	—	—	16,378
Issuance of common stock	13,860	1	1,170	—	—	1,171
Repurchases of common stock	(2,103,401)	(21)	(20,230)	—	(168,511)	(188,762)
Cash dividends declared and paid	—	—	—	—	(70,914)	(70,914)
Comprehensive income	—	—	—	5,647	302,848	308,495
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	261,113	3	10,594	—	—	10,597
Withholdings from vesting of restricted stock	(57,554)	(1)	(6,829)	—	—	(6,830)
Restricted stock activity	126,638	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,673	—	—	14,673
Repurchases of common stock	(1,879,529)	(19)	(18,437)	—	(174,572)	(193,028)
Cash dividends declared and paid	—	—	—	—	(83,717)	(83,717)
Comprehensive income	—	—	—	(11,746)	282,068	270,322
Balance at December 29, 2018	45,629,014	$456	$—	$(40,839)	$909,816	$869,433
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY
Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company") design, source, and market branded childrenswear under the Carter’s, Child of Mine, Just One You, Precious Firsts, Precious Baby, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday in December or January nearest the last day of December, resulting in an additional week of results every five or six fiscal years. Fiscal 2018, which ended on December 29, 2018, fiscal 2017, which ended on December 30, 2017, and fiscal 2016, which ended on December 31, 2016, all contained 52 weeks.
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
As disclosed in Note 2, Significant Accounting Policies, and Note 3, Revenue Recognition, at the beginning of fiscal 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers, and related amendments (“ASC 606”) using the full retrospective adoption method. The full retrospective method required the Company to apply the standard to the financial statements for the period of adoption as well as to each prior reporting period presented.
Foreign Currency Translation and Transactions
Translation adjustments

The functional currency of substantially all of the Company's foreign operations is the local currency in each foreign country. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within the accompanying consolidated balance sheet.
Transaction adjustments
The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also include intercompany loans with foreign subsidiaries that are of a short-term nature. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of other expense, net, within the consolidated statements of operations.
Foreign Currency Contracts
As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, the Company may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in its Canadian and Mexican operations. As part of this hedging strategy, the Company may use foreign currency forward exchange contracts with maturities of less than 12 months to provide continuing coverage throughout the hedging period. Historically, these contracts were not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts have been recorded in Other (income) expense, net in the Company's consolidated statement of operations. Such foreign currency

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gains and losses typically include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. The fair values of any unsettled currency contracts are included in other current assets or other current liabilities on the Company's consolidated balance sheet. On the consolidated statement of cash flows, the Company includes all activity, including cash settlement of any contracts, as a component of cash flows from operations.
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
Concentration of cash deposits risk
As of December 29, 2018, the Company had approximately $170.1 million of cash and cash equivalents in major financial institutions, including approximately $36.7 million in financial institutions located outside of the United States. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of credit risk
In fiscal 2018, 2017, and 2016, no one customer accounted for 10% or more of the Company's consolidated net sales.
At December 29, 2018, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 40% of total gross trade receivables outstanding. At December 30, 2017, two wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these two wholesale customers in the aggregate equaled approximately 28% of total gross accounts receivable outstanding.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The carrying values of the Company’s outstanding borrowings are not required to be remeasured and adjusted to the then-current fair values at the end of each reporting period. Instead, the fair values of the Company's outstanding borrowings are disclosed at the end of each reporting period in Note 8, Long-Term Debt, to the consolidated financial statements. Had the Company been required to remeasure and adjust the carrying values of its outstanding borrowings to fair value at the end of each reporting period, such fair value measurements would have been disclosed as a Level 2 liability in the fair value hierarchy.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Costs Incurred to Obtain a Contract - Incremental costs to obtain contracts are not material to the Company.
Policy Elections
In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:

•	Portfolio Approach - The Company uses the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition.

•	Taxes - The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.

•	Shipping and Handling Charges - Charges that are incurred before and after the customer obtains control of goods are deemed to be fulfillment costs.

•
Time Value of Money - The Company's payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.

•
Disclosure of Remaining Performance Obligations - The Company does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts that are one year or less in term.

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $3.0 million for fiscal 2018, $3.1 million for fiscal 2017, and $3.7 million for fiscal 2016 as a component of Selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs of Goods Sold and Selling, General and Administrative Expenses
In addition to the cost of product, cost of goods sold includes expenses related to the merchandising, design, and procurement of product. Also included are outbound shipping costs incurred in the eCommerce channel related to delivery of product to the end consumer. Generally, all other expenses, excluding interest and income taxes, are included in selling, general and administrative ("SG&A") expenses, including distribution expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities and delivery to our wholesale customers and to our retail stores. Distribution expenses included in SG&A totaled $188.9 million, $173.5 million, and $153.7 million for fiscal years 2018, 2017, and 2016, respectively.
Definitions of gross profit and gross margin very across the industry and as such, our metrics may not be comparable to other companies.
Income From Royalties and License Fees
The Company licenses the Carter's, Child of Mine, Just One You, Precious Firsts, Precious Baby, Carter's little baby basics, and Simple Joys trademarks to other companies for use on baby and young children's products, including bedding, outerwear, sleepwear, shoes, underwear, socks, room décor, toys, stationery, hair accessories, furniture, and related products. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income in the statements of operations.
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

•
Volatility - This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of its stock covering the expected life of options being valued. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.

•
Risk-free interest rate - This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.

•
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

•
Dividend yield - The Company estimates a dividend yield based on the current dividend amount as a percentage of the current stock price. An increase in the dividend yield will decrease the fair value of the stock option and the related compensation expenses.

•	Forfeitures - The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.
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
The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. A company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If it is more likely than not that a tax position would not be sustained, then no tax benefit would be recognized. Where applicable, associated interest and penalties are also recorded. Interest is recorded as a component of interest expense and penalties, if any, are recorded within the provision for incomes taxes in the consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for uncertain tax contingency liabilities.

For current and deferred tax provisions, ASC 740 requires an entity to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. Recent tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") were enacted in the United States on December 22, 2017. The 2017 Act, among other things, reduces the United States federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax ("toll tax") on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. For the 2017 Act, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permitted the Company to calculate and recognize provisional estimates during the period of enactment (fourth quarter of fiscal 2017) for the accounting of the 2017 Act. Subsequent adjustments to provisional estimates were reflected in the Company's income tax provisions/benefits during fiscal 2018. See Note 12, Income Taxes, to the consolidated financial statements.
Supplemental Cash Flow Information
Interest paid in cash approximated $33.6 million, $28.3 million, and $25.4 million for fiscal years 2018, 2017, and 2016, respectively. Income taxes paid in cash approximated $55.9 million, $132.9 million and $120.6 million for fiscal years 2018, 2017, and 2016, respectively.
Additions to property, plant and equipment of approximately $1.9 million, $1.9 million, and $2.6 million were excluded from capital expenditures on the Company's consolidated statements of cash flows for fiscal years 2018, 2017, and 2016, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.

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
Open Market Repurchases of Common Stock
Shares of the Company's common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2018, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Adopted in Fiscal 2018
Revenue from Contracts with Customers (ASC No. 606)
At the beginning of fiscal 2018, the Company adopted the provisions of ASC No. 606, Revenue from Contracts with Customers, and all related amendments (“ASC 606”) using the full retrospective adoption method. Refer to Note 3, Revenue Recognition, for additional information.
Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), was effective for the Company at the beginning of its fiscal 2018. ASC 606 clarifies the principles for recognizing revenue and is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved and additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Beginning in the first quarter of fiscal 2018, the Company applied the provisions of ASC 606 retrospectively to each prior reporting period presented for fiscal 2017 and fiscal 2016. For all periods prior to fiscal 2016, the adoption of ASC 606 is reported as an adjustment to opening retained earnings at the beginning of fiscal 2016 of approximately $0.6 million. The adoption of ASC 606, including any of the policy elections required or permitted by ASC 606, had no material effect on the Company's consolidated financial position, results of operations, cash flows, processes, systems, or controls.
Classification of Costs Related to Defined Benefit Pension and Other Post-retirement Benefit Plans (ASU 2017-07)
At the beginning of fiscal 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other post-retirement benefit plans present the net periodic benefit costs in the statement of operations. Under this new guidance, an employer's statement of operations presents service cost arising in the current period in the same statement line item as other employee compensation. However, all other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented on the statement of operations on a line item outside (or below) operating income. ASU 2017-07 affects only the classification of certain costs on the statement of operations, not the determination of costs. Net periodic pension costs related to the Company's frozen defined benefit pension plan and post-retirement medical benefit plan were not material for fiscal 2018, or prior periods. Prior period results have not been reclassified on the Company's statement of operations due to materiality.
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
Statement of Cash Flows (ASU 2016-15)
At the beginning of fiscal 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"). ASU 2016-15 represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that, if

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

present, can impact classifications on the statement of cash flows. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 only impacted the classification of certain insurance proceeds on the Company's consolidated statement of cash flows for fiscal 2018.
To Be Adopted After Fiscal 2018
Leases (ASU 2016-02)
In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases ("ASC 842"). Under this new guidance, as a lessee, certain of the Company’s leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of operations as expense is incurred. Upon adoption of the standard, the Company will be required to record substantially all leases on the balance sheet as a right-of-use ("ROU") asset and a lease liability. The Company expects to utilize the related package of practical expedients permitted by the transition guidance in ASU 2016-02, which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company expects to recognize lease liabilities for its operating leases totaling between $800 million and $900 million upon adoption. The initial ROU assets recognized will be equal to the initial operating lease liabilities, adjusted for the balance on adoption date of prepaid and accrued rent, lease incentives and unamortized initial direct costs. The Company currently expects to recognize ROU assets totaling between $650 million and $750 million upon adoption. The Company does not expect adoption of the standard to have a material impact on the Company’s historical capital leases, which will be presented as finance leases under ASU 2016-02. Additionally, the Company does not believe adoption of this standard will have a material effect on the Company's consolidated results of operations or cash flows.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") on items within accumulated other comprehensive income or loss ("AOCI-L") to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the 2017 Tax Act, thereby leaving a "stranded" tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these "stranded" amounts from AOCI-L to retained earnings. ASU 2018-02 will be effective for the Company at the beginning of fiscal 2019, with early adoption permitted. The Company has amounts in its AOCI-L for defined benefit retirement plans that were recorded net of applicable income taxes, thus the Company anticipates the transfer of "stranded" tax amounts from its AOCI-L to retained earnings upon the adoption of ASU 2018-02. The believes the effect of the adoption of ASU 2018-02 will not be material to the Company's financial position. Further, the Company does not believe the adoption will have an effect on the Company's consolidated results of operations or cash flows.
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
Goodwill Impairment Testing (ASU 2017-04)
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, ASU 2017-04 will be applied prospectively. Adoption for public companies is effective for annual and interim impairment tests performed in periods after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
At the beginning of fiscal 2018, the Company adopted the provisions of ASC 606 using the full retrospective adoption method. Under the full retrospective method, the Company adjusted all periods in fiscal 2017 and fiscal 2016 to reflect the provisions of ASC 606, and retained earnings at January 2, 2016 (beginning of fiscal 2016) were adjusted for the cumulative effect for prior periods. Refer to the section "Revenue from Contracts with Customers (ASC No. 606)" in Note 2, Significant Accounting Policies, for changes to the Company's accounting policies due to the adoption of ASC 606.
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

The effects of retrospective adoption on the Company's consolidated Statements of Operations were as follows:

	For the fiscal year ended
(dollars in thousands, except per share data)	2017	2016
Net sales	$92	$(637)
Cost of goods sold	$52	$(7)
Income before income taxes	$40	$(630)
Net income	$84	$(397)

Basic net income per common share	$—	$(0.01)
Diluted net income per common share	$—	$—
The cumulative effect to the Company’s retained earnings at January 2, 2016 was an after-tax increase of approximately $0.6 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of adoption of ASC 606 on the Company’s consolidated balance sheet at December 30, 2017 were as follows:

(dollars in thousands)	As Previously Reported	ASC 606 Adjustments		As Amended for ASC 606
ASSETS
Prepaid expenses and other current assets	$49,892	$3,043	(1)	$52,935
Total current assets	$1,017,669	$3,043		$1,020,712
Total assets	$2,067,999	$3,043		$2,071,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$146,510	$2,624	(2)	$149,134
Total current liabilities	$328,624	$2,624		$331,248
Deferred income taxes	$84,848	$96		$84,944
Total liabilities	$1,210,906	$2,720		$1,213,626

Retained earnings	$885,714	$323	(3)	$886,037
Total stockholder's equity	$857,093	$323		$857,416

Total liabilities and stockholders' equity	$2,067,999	$3,043		$2,071,042

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

Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for fiscal years 2018, 2017, and 2016 were as follows:

	Fiscal year ended December 29, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,180,687	$163,637	$1,344,324
Direct-to-consumer	1,851,193	—	266,752	$2,117,945
	$1,851,193	$1,180,687	$430,389	$3,462,269

Royalty income	$12,877	$22,511	$3,542	$38,930

	Fiscal year ended December 30, 2017
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,209,663	$160,850	$1,370,513
Direct-to-consumer	1,775,378	—	254,613	$2,029,991
	$1,775,378	$1,209,663	$415,463	$3,400,504

Royalty income	$15,541	$23,767	$3,873	$43,181

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended December 31, 2016
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,178,034	$133,681	$1,311,715
Direct-to-consumer	1,655,784	—	231,044	$1,886,828
	$1,655,784	$1,178,034	$364,725	$3,198,543

Royalty income	$12,318	$25,000	$5,497	$42,815
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	December 29, 2018	December 30, 2017
Trade receivables from wholesale customers, net	$244,258	$229,968
Royalties receivable	9,279	9,818
Tenant allowances and other receivables	16,588	14,511
Total gross receivables	$270,125	$254,297
Less:
Wholesale accounts receivable reserves	(11,866)	(13,736)
Accounts receivable, net	$258,259	$240,561
Contract Assets and Liabilities
The Company's contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	December 29, 2018	December 30, 2017
Contract liabilities-current:
Unredeemed gift cards	$14,471	$11,945
Unredeemed customer loyalty rewards	7,764	7,355
Total contract liabilities-current(*)	$22,235	$19,300

*	Included with Other current liabilities on the Company's consolidated balance sheet.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The measurement period (as defined in ASC 805) for the acquisition of Carter's Mexico was completed during the second quarter of fiscal 2018 and all measurement period adjustments were reflected in the Company's consolidated balance sheet as of December 29, 2018. As a result of the measurement period adjustments recorded between the acquisition date and the end of the second quarter of fiscal 2018, the values assigned to assets acquired included inventories of approximately $8.0 million, a customer relationships intangible asset of approximately $3.5 million, and goodwill of approximately $6.3 million.
NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consists of the following:

(dollars in thousands)	December 29, 2018	December 30, 2017
Fixtures, equipment, computer hardware and software	$425,686	$430,156
Land, building, and leasehold improvements	348,131	336,981
Marketing fixtures	7,001	7,602
Construction in progress	18,517	7,358
	799,335	782,097
Accumulated depreciation and amortization	(448,898)	(404,173)
Total	$350,437	$377,924
Depreciation and amortization expense related to property, plant, and equipment was approximately $85.9 million, $81.8 million, and $71.5 million for fiscal years 2018, 2017, and 2016, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company’s goodwill and other intangible assets at the end of the fiscal year:

		December 29, 2018			December 30, 2017
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s goodwill(1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada goodwill(2)	Indefinite	38,869	—	38,869	42,223	—	42,223
Skip Hop goodwill(3)	Indefinite	45,960	—	45,960	45,997	—	45,997
Carter's Mexico goodwill(4)	Indefinite	5,702	—	5,702	5,634	—	5,634
Total goodwill		$227,101	$—	$227,101	$230,424	$—	$230,424

Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800	56,800	—	56,800
Finite-life tradenames	5 - 20 years	3,911	752	3,159	3,550	532	3,018
Total tradenames, net		$366,444	$752	$365,692	$366,083	$532	$365,551

Skip Hop customer relationships	15 years	$47,300	$5,480	$41,820	$47,300	$2,304	$44,996
Carter's Mexico customer relationships	10 years	3,146	455	2,691	3,135	135	3,000
Total customer relationships, net		$50,446	$5,935	$44,511	$50,435	$2,439	$47,996

(1)	$45.9 million is assigned to the U.S. Wholesale segment, $82.0 million is assigned to the U.S. Retail segment, and $8.6 million is assigned to the International segment.

(2)	Goodwill for Canada (Bonnie Togs) is assigned to the International segment.

(3)	$28.6 million is assigned to the U.S. Wholesale segment, $15.5 million is assigned to the International segment, and $1.9 million is assigned to the U.S. Retail segment.

(4)	Goodwill for Carter's Mexico is assigned to the International segment.
Changes in the carrying values between comparative periods for goodwill related to the Company's 2011 acquisition of its Canadian business (Bonnie Togs) were due to fluctuations in the foreign currency exchange rates between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company's consolidated financial statements. The changes in the carrying values of goodwill, customer relationships, and tradename intangible assets for Skip Hop and Carter's Mexico, including the related accumulated amortization, that were not attributable to amortization expense was also impacted by foreign currency exchange rate fluctuations.
Amortization expense for intangible assets subject to amortization was approximately $3.7 million, $2.6 million, and $1.9 million for fiscal years 2018, 2017, and 2016, respectively.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2019	$3,732
2020	$3,732
2021	$3,732
2022	$3,732
2023	$3,690

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustments	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at January 2, 2016	$(8,185)	$1,404	$(29,586)	$(36,367)
Fiscal year 2016 change	(666)	331	1,962	1,627
Balance at December 31, 2016	(8,851)	1,735	(27,624)	(34,740)
Fiscal year 2017 change	(430)	(262)	6,339	5,647
Balance at December 30, 2017	(9,281)	1,473	(21,285)	(29,093)
Fiscal year 2018 change	(281)	214	(11,679)	(11,746)
Balance at December 29, 2018	$(9,562)	$1,687	$(32,964)	$(40,839)
As of December 29, 2018 and December 30, 2017, the cumulative tax effect on the pension liability adjustments were $5.4 million and $5.3 million, respectively. As of December 29, 2018 and December 30, 2017, the cumulative tax effect on the post-retirement liability adjustments were approximately $1.0 million for both years. The deferred income taxes associated with these obligations are subject to adjustments upon the Company's adoption of ASC 2018-02. See Note 2, Significant Accounting Policies.
For the fiscal years ended December 29, 2018 and December 30, 2017, amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company's defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 11, Employee Benefit Plans, to the consolidated financial statements.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	December 29, 2018	December 30, 2017
Senior notes at amounts repayable	$400,000	$400,000
Less: unamortized issuance-related costs for senior notes	(2,736)	(3,694)
Senior notes, net	$397,264	$396,306
Secured revolving credit facility	196,000	221,000
Total long-term debt, net	$593,264	$617,306
Senior Notes
During fiscal 2013, the Company's 100% owned subsidiary, TWCC issued $400 million principal amount of senior notes (the "senior notes") at par, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, all of which were outstanding as of December 29, 2018. At issuance, TWCC received net proceeds from the offering of the senior notes of approximately $394.2 million, after deducting bank fees and other related fees. Approximately $7.0 million, including both bank fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter's, Inc. and all guarantees are joint, several and unconditional.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Secured Revolving Credit Facility
On August 25, 2017, TWCC and the syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement. This amendment to the secured revolving credit facility provides: (a) an extension of the term of the facility to August 25, 2022 and (b) an increase in the aggregate credit line to $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million. In addition, the secured revolving credit facility provides for incremental borrowing facilities up to $425 million, which are comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00. In connection with the amendment, the Company paid approximately $2.1 million in debt issuance costs. These debt issuance costs, together with existing unamortized debt issuance costs, are being amortized over the five-year remaining term of the secured revolving credit facility.
On September 21, 2018, TWCC and a syndicate of lenders entered into Amendment No. 1 to its fourth amended and restated credit agreement that, among other things, extended the term of the facility from August 25, 2022 to September 21, 2023. In connection with the amendment, the Company paid approximately $1.0 million in debt issuance costs. These newly-incurred debt issuance costs, together with existing unamortized debt issuance costs, are being amortized over the five-year remaining term of the secured revolving credit facility.
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
As of December 29, 2018 and December 30, 2017, the Company had $196.0 million and $221.0 million in outstanding borrowings under its secured revolving credit facility, respectively, exclusive of $5.0 million and $4.5 million of outstanding letters of credit,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. As of December 29, 2018 and December 30, 2017, there were approximately $549.0 million and $524.5 million available for future borrowing, respectively.
As of December 29, 2018, the interest rate margins applicable to the amended revolving credit facility were 1.625% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.625% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of December 29, 2018 and December 30, 2017, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 4.11% and 2.93%, respectively. There were no Canadian borrowings outstanding on December 29, 2018 or December 30, 2017.
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
As of December 29, 2018, the Company was in compliance with its financial debt covenants under the secured revolving credit facility.
NOTE 9 – COMMON STOCK
Share Repurchases
In fiscal years prior to 2016, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock in amounts up to $462.5 million. On both February 24, 2016 and February 22, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases, thereby authorizing repurchase amounts up to $1.46 billion. The total remaining capacity under the repurchase authorizations as of December 29, 2018 was $392.6 million.
Open-market repurchases of our common stock during fiscal years 2018, 2017 and 2016 were as follows:

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Number of shares repurchased	1,879,529	2,103,401	3,049,381
Aggregate cost of shares repurchased (dollars in thousands)	$193,028	$188,762	$300,445
Average price per share	$102.70	$89.74	$98.53

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the open-market repurchases completed in fiscal years 2018, 2017 and 2016, the Company completed additional open-market repurchases totaling approximately $387.6 million in fiscal year priors to 2016.
Future share repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.
Dividends
In fiscal 2018, the Company's Board of Directors declared and paid quarterly cash dividends of $0.45 per share during all four quarters. In fiscal 2017, the Company's Board of Directors paid quarterly cash dividends of $0.37 per share during all four quarters.
On February 14, 2019, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.50 per common share, payable on March 22, 2019 to shareholders of record at the close of business on March 12, 2019.
Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.
Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company’s ability to pay future cash dividends on or make future repurchases of its common stock, as further described in Note 8, Long-Term Debt, to the consolidated financial statements.
NOTE 10 – STOCK-BASED COMPENSATION
Under the Company’s Amended and Restated Equity Incentive Plan (the "Plan"), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.
At the Company's May 17, 2018 shareholders' meeting, the shareholders approved an amendment to the Plan to increase the maximum number of shares of stock available under the Plan by 3,000,000 shares from a cumulative total of 15,778,392 shares to 18,778,392 shares. As of December 29, 2018, there were 3,702,701 remaining shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company's board of directors, executive officers and other key employees.
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
The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Stock options	$4,788	$4,244	$4,237
Restricted stock:
Time-based awards	7,938	7,532	7,451
Performance-based awards	744	4,602	3,974
Stock awards	1,203	1,171	1,185
Total	$14,673	$17,549	$16,847
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During fiscal 2018, the Company revised the estimated achievement of performance targets related to certain performance-based grants resulting in a $3.9 million reduction to stock compensation expense.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.
Changes in the Company's stock options for the fiscal year ended December 29, 2018 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 30, 2017	1,494,223	$61.76

Granted	255,532	$118.43
Exercised	(261,113)	$40.58
Forfeited	(40,533)	$98.01
Expired	(968)	$95.10
Outstanding, December 29, 2018	1,447,141	$74.55	5.96	$21,714

Vested and Expected to Vest, December 29, 2018	1,377,440	$73.10	5.82	$21,714
Exercisable, December 29, 2018	851,264	$57.33	4.31	$21,714
The intrinsic value of stock options exercised during the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 was approximately $16.6 million, $14.9 million, and $9.0 million, respectively. At December 29, 2018, there was approximately $8.8 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 2.6 years.
The table below presents the weighted-average assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	December 29, 2018	December 30, 2017	December 31, 2016
Expected volatility	22.93%	26.20%	26.95%
Risk-free interest rate	2.75%	2.06%	1.33%
Expected term (years)	6.0	6.0	6.0
Dividend yield	1.47%	1.77%	1.45%
Weighted average fair value of options granted	$27.36	$19.57	$21.41
Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) or 2) a combination of continued service and performance targets (performance-based).
The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 29, 2018:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, December 30, 2017	397,848	$85.44
Granted	143,085	$118.03
Vested	(151,321)	$84.56
Forfeited	(15,604)	$97.83
Outstanding, December 29, 2018	374,008	$97.57
During fiscal 2017, a total of 168,471 shares of restricted stock vested with a weighted-average fair value of $74.00 per share. During fiscal 2016, a total of 218,335 shares of restricted stock vested with a weighted-average fair value of $62.98 per share.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 29, 2018, there was approximately $16.0 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Time-based Restricted Stock Awards
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three- or four-year period. During fiscal years 2018, 2017, and 2016, a total of 100,625 shares, 114,703 shares, and 124,135 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $85.64 per share, $76.58 per share, and $65.80 per share, respectively. At December 29, 2018, there was approximately $13.4 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2016	53,070	$90.66
2017	60,952	$83.84
2018	45,625	$120.25
During the fiscal year ended December 29, 2018, a total of 50,696 performance shares vested with a weighted-average fair value of $82.40 per share. As of December 29, 2018, a total of 153,922 performance shares were unvested with a weighted-average fair value of $96.47 per share. Vesting of these 153,922 performance shares is based on the performance targets for the shares granted in fiscal 2018, 2017, and 2016. As of December 29, 2018, there was approximately $2.6 million of unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Stock Awards
Included in restricted stock awards are grants to non-management members of the Company's Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company's common stock. During fiscal years 2018, 2017, and 2016, such awards were as follows:

Fiscal year	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2016	12,758	$101.10	$1,290
2017	13,860	$84.46	$1,171
2018	10,971	$109.67	$1,203
The Company received no proceeds from the issuance of these shares.
NOTE 11 – EMPLOYEE BENEFIT PLANS
The Company maintains defined contribution plans, a deferred compensation plan, and two defined benefit plans. The two defined benefit plans include the OshKosh B'Gosh pension plan and a post-retirement life and medical plan.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Oshkosh B'Gosh Pension Plan
Funded Status
The retirement benefits under the OshKosh B'Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$66,747	$62,427
Interest cost	2,287	2,446
Actuarial (gain) loss	(4,371)	4,269
Benefits paid	(2,366)	(2,395)
Projected benefit obligation at end of year	$62,297	$66,747

Change in plan assets:
Fair value of plan assets at beginning of year	$54,437	$51,213
Actual return on plan assets	(2,507)	5,619
Employer contribution	6,000	—
Benefits paid	(2,366)	(2,395)
Fair value of plan assets at end of year	$55,564	$54,437

Unfunded status	$6,733	$12,310
The accumulated benefit obligation is equal to the projected benefit obligation as of December 29, 2018 and December 30, 2017 because the plan is frozen. The unfunded status is included in other long-term liabilities in the Company's consolidated balance sheet. The Company made a discretionary contribution of $6.0 million to the OshKosh B'Gosh pension plan in fiscal 2018. The Company does not expect to make any contributions to the OshKosh B'Gosh pension plan during fiscal 2019 as the plan's funding exceeds the minimum funding requirements. The actuarial gain in fiscal 2018 was primarily attributable to a higher discount rate while the actuarial loss incurred in fiscal 2017 was primarily attributable to a lower discount rate.
Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Recognized in the statement of operations:
Interest cost	$2,287	$2,446	$2,515
Expected return on plan assets	(2,934)	(2,601)	(2,701)
Recognized actuarial loss(1)	709	681	578
Net periodic pension cost	$62	$526	$392

Changes recognized in other comprehensive income:
Net loss arising during the fiscal year	$1,070	$1,251	$1,644
Amortization of net loss(1)	(709)	(681)	(578)
Total changes recognized in other comprehensive income	$361	$570	$1,066
Total net periodic cost and changes recognized in other comprehensive income	$423	$1,096	$1,458

(1)
Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2019, approximately $0.8 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2018	2017
Discount rate	4.00%	3.50%

Net periodic pension cost	2018	2017	2016
Discount rate	3.50%	4.00%	4.25%
Expected long-term rate of return on assets	6.25%	6.00%	6.00%
The discount rates used at December 29, 2018, December 30, 2017, and December 31, 2016 were determined with consideration given to the Citigroup Pension Discount and Liability Index and the Barclay Capital Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.
A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.0 million.
The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years:

(dollars in thousands)
2019	$3,020
2020	$2,600
2021	$2,660
2022	$2,860
2023	$2,940
2024-2028	$17,850
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
The Company’s investment policy anticipates a rate of return sufficient to fund pension plan benefits while minimizing the risk to the Company of additional funding. Based on actual returns over a long-term basis, the Company believes that a 5.50% annual return on plan assets can be achieved based on the current allocation and investment strategy.
Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the U.S., with a small exposure to international equities. Fixed income securities include funds holding corporate bonds of companies from diverse industries, and U.S. Treasuries. Real estate funds include investments in actively managed mutual funds that invest in real estate.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's pension plan assets at December 29, 2018 and December 30, 2017, by asset category, were as follows:

(dollars in thousands)	December 29, 2018			December 30, 2017
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$550	$550	$—	$539	$539	$—
Equity Securities:
U.S. Large-Cap blend(1)	7,693	7,693	—	7,418	7,418	—
U.S. Large-Cap growth	3,478	3,478	—	3,331	3,331	—
U.S. Mid-Cap growth	3,355	3,355	—	3,228	3,228	—
U.S. Small-Cap blend	2,224	2,224	—	2,147	2,147	—
International blend	8,302	8,302	—	8,142	8,142	—
Fixed income securities:
Corporate bonds(2)	27,247	27,006	241	26,888	26,480	408
Real estate(3)	2,715	2,715	—	2,744	2,744	—
	$55,564	$55,323	$241	$54,437	$54,029	$408

(1)	This category comprises low-cost equity index funds not actively managed that track the Standard & Poor's 500 Index.

(2)	This category invests in both U.S. Treasuries and mid-term corporate debt from U.S. issuers from diverse industries.

(3)
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
Accumulated Post-Retirement Benefit Obligation
The following is a reconciliation of the accumulated post-retirement benefit obligation ("APBO") under this plan:

	For the fiscal years ended
(dollars in thousands)	December 29, 2018	December 30, 2017
APBO at beginning of fiscal year	$3,969	$4,125
Service cost	32	30
Interest cost	123	137
Actuarial loss (gain)	(573)	26
Plan participants' contribution	1	6
Benefits paid	(324)	(355)
APBO at end of fiscal year	$3,228	$3,969
Approximately $2.9 million and $3.6 million of the APBO at the end of fiscal 2018 and 2017, respectively, were classified as other long term liabilities in the Company's consolidated balance sheets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Post-Retirement (Benefit) Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic post-retirement cost (benefit) recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Recognized in the statement of operations:
Service cost – benefits attributed to service during the period	$32	$30	$123
Interest cost on accumulated post-retirement benefit obligation	123	137	177
Amortization net actuarial gain(*)	(289)	(306)	(198)
Net periodic post-retirement (benefit) cost	$(134)	$(139)	$102

Changes recognized in other comprehensive income:
Net loss (gain) arising during the fiscal year	$(573)	$26	$(740)
Prior service cost	—	—	11
Amortization of net gain(*)	289	306	198
Total changes recognized in other comprehensive income	$(284)	$332	$(531)
Total net periodic (benefit) cost and changes recognized in other comprehensive income	$(418)	$193	$(429)

(*)
Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2019, approximately $0.4 million is expected to be reclassified from accumulated other comprehensive loss as a credit to periodic net periodic pension cost.

Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2018	2017
Discount rate	4.00%	3.25%

Net periodic pension cost	2018	2017	2016
Discount rate	3.25%	3.50%	3.75%
The discount rates used at December 29, 2018, December 30, 2017, and December 31, 2016, were determined with primary consideration given to the Citigroup Pension Discount and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.
The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.
The Company's contribution for these post-retirement benefit obligations was approximately $0.3 million in fiscal year 2018, $0.3 million in fiscal year 2017, and $0.4 million in fiscal year 2016. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.3 million for fiscal years 2019, 2020, 2021, 2022, and 2023. For the five years subsequent to fiscal 2023, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $1.1 million. The Company does not pre-fund this plan and as a result there are no plan assets.
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
Defined Contribution Plan
The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, work a minimum of one thousand hours of service within the one-year period following the commencement of employment or during

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any subsequent calendar year. The plan provides for a discretionary employer match. The Company's expense for the U.S. defined contribution savings plan totaled approximately $8.0 million, $13.9 million, and $10.5 million for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Expenses related to the Canadian defined contribution savings plan were approximately $0.1 million for the fiscal year ended December 29, 2018 and approximately $0.3 million for the fiscal year ended December 30, 2017; amounts for fiscal 2016 were not material.
NOTE 12 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Current tax provision:
Federal	$48,129	$117,676	$113,326
State	9,437	11,368	11,407
Foreign	17,359	14,116	11,937
Total current provision	$74,925	$143,160	$136,670

Deferred tax provision (benefit):
Federal	$(760)	$(55,191)	$1,215
State	140	337	332
Foreign	(398)	(82)	(486)
Total deferred provision	(1,018)	(54,936)	1,061
Total provision	$73,907	$88,224	$137,731
The foreign portion of the tax position substantially relates to the Company's international operations in Canada, Hong Kong and Mexico in addition to foreign tax withholdings related to the Company's foreign royalty income.
The Company plans to repatriate undistributed earnings from Hong Kong and a portion of its previously taxed earnings from Canada, and has provided for deferred income taxes related to these earnings. Due to the impact of the one-time toll tax enacted under the U.S. Tax Cuts and Jobs Act of 2017 ( the “2017 Act”) which taxed cumulative earnings in our foreign subsidiaries and the current US tax regime which taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for the portion of undistributed foreign earnings from Canada or Mexico that we do not plan to repatriate, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company’s subsidiaries in Canada and Mexico amounted to approximately $82 million. Unrecognized deferred tax liability related to undistributed earnings from the Company's subsidiaries in Canada and Mexico are estimated to be less than $2 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The company accounts for the additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income ("GILTI") as a period expense in the period in which additional tax is due.
Provisional estimate
The provision for income taxes recognized by the Company during 2017 reflected certain provisional estimates for the accounting of the December 22, 2017 enactment of tax law changes known as the 2017 Act. During the fourth quarter of fiscal 2017, the Company recognized an income tax provisional tax expense of $10.4 million related to the Company's total post-1986 foreign earnings and profits ("E&P") that the Company previously deferred from United States income taxes. During fiscal 2018, the Company completed its calculation of the one-time transition tax for all of its foreign subsidiaries. The adjustment made to this provisional tax expense estimate was not material.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income before income taxes were as follows:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Domestic	$260,722	$325,620	$344,674
Foreign	95,253	65,452	50,766
Total	$355,975	$391,072	$395,440
Effective Rate Reconciliation
The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8%	2.1%	2.3%
Impact of foreign operations	(1.5)%	(2.7)%	(2.1)%
Settlement of uncertain tax positions	(0.4)%	(0.3)%	(0.4)%
Benefit from stock-based compensation	(1.1)%	(1.3)%	—%
Imposition of transition tax on foreign subsidiaries	—%	2.7%	—%
Revaluation of deferred taxes	—%	(12.9)%	—%
Total	20.8%	22.6%	34.8%
The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to US tax authority examinations for years prior to fiscal 2014.
Deferred Taxes
The following table reflects the Company’s calculation of the components of deferred assets and liabilities as of December 29, 2018 and December 30, 2017. Certain previously reported amounts as of December 30, 2017 were revised in the table below. The revisions were not material to the previously issued financial statements.

(dollars in thousands)	December 29, 2018	December 30, 2017
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$3,674	$3,632
Inventory	7,785	6,759
Accrued liabilities	10,672	13,174
Equity-based compensation	5,278	6,796
Deferred employee benefits	6,425	8,112
Deferred rent	33,761	34,422
Other	3,007	2,335
Total deferred tax assets	70,602	75,230
Deferred tax liabilities:
Depreciation	(62,898)	(63,763)
Tradename and licensing agreements	(89,194)	(89,142)
Other	(3,774)	(5,328)
Total deferred tax liabilities	(155,866)	(158,233)

Net deferred tax asset (liability)	$(85,264)	$(83,003)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	December 29, 2018	December 30, 2017
	Assets (Liabilities)
Deferred tax assets(*)	$2,083	$1,941
Deferred tax liabilities	(87,347)	(84,944)
Net deferred tax asset (liability)	$(85,264)	$(83,003)

(*)	At December 30, 2017, deferred tax assets are a component of non-current Other assets on the Company's consolidated balance sheet.
During the fourth quarter of fiscal 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal rate. The remeasurement resulted in an income tax benefit of $50.4 million.
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at January 2, 2016	$9,415
Additions based on tax positions related to fiscal 2016	2,849
Reductions for prior year tax positions	(39)
Reductions for lapse of statute of limitations	(995)
Reductions for prior year tax settlements	(693)
Balance at December 31, 2016	$10,537
Additions based on tax positions related to fiscal 2017	3,380
Reductions for prior year tax positions	(120)
Reductions for lapse of statute of limitations	(1,604)
Balance at December 30, 2017	$12,193
Additions based on tax positions related to fiscal 2018	3,350
Additions for prior year tax positions	241
Reductions for lapse of statute of limitations	(1,867)
Balance at December 29, 2018	$13,917
As of December 29, 2018, the Company had gross unrecognized tax benefits of approximately $13.9 million, of which $11.9 million, if ultimately recognized, will affect the Company's effective tax rate in the period settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.
Included in the reserves for unrecognized tax benefits are approximately $2.9 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2019 and the effective tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2018, expense recorded on uncertain tax positions was approximately $0.8 million. During fiscal 2017 and 2016, interest expense recorded on uncertain tax positions was not significant. The Company had accrued interest on uncertain tax positions of approximately $1.8 million and $1.0 million as of December 29, 2018 and December 30, 2017, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	46,160,935	47,593,211	49,917,858
Dilutive effect of equity awards	487,485	552,864	457,849
Diluted number of common and common equivalent shares outstanding	46,648,420	48,146,075	50,375,707
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$282,068	$302,848	$257,709
Income allocated to participating securities	(2,148)	(2,407)	(2,046)
Net income available to common shareholders	$279,920	$300,441	$255,663
Basic net income per common share	$6.06	$6.31	$5.12

Diluted net income per common share:
Net income	$282,068	$302,848	$257,709
Income allocated to participating securities	(2,132)	(2,386)	(2,032)
Net income available to common shareholders	$279,936	$300,462	$255,677
Diluted net income per common share	$6.00	$6.24	$5.08

Anti-dilutive shares excluded from dilutive earnings per share calculations(1)	289,839	629,944	247,460

(1)	The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.
The Company grants shares of its common stock in the form of restricted stock awards to certain key employees under the Company's Amended and Restated Equity Incentive Plan (see Note 10, Stock-based Compensation, to the consolidated financial statements). Prior to vesting of the restricted stock awards, the grant recipients are entitled to receive non-forfeitable cash dividends if the Company's board of directors declares and pays dividends on the Company's common stock. Accordingly, unvested shares of the Company's restricted stock awards are deemed to be participating securities for purposes of computing diluted earnings per share (EPS), and therefore the Company's diluted EPS represents the lower of the amounts calculated under the treasury stock method or the two-class method of calculating diluted EPS.
NOTE 14 – SEGMENT INFORMATION
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The table below presents certain segment information for the periods indicated

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	% of Total	December 30, 2017	% of Total	December 31, 2016	% of Total
Net sales:
U.S. Retail	$1,851,193	53.5%	$1,775,378	52.2%	$1,655,784	51.8%
U.S. Wholesale	1,180,687	34.1%	1,209,663	35.6%	1,178,034	36.8%
International	430,389	12.4%	415,463	12.2%	364,725	11.4%
Total net sales	$3,462,269	100.0%	$3,400,504	100.0%	$3,198,543	100.0%
Operating income:		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail(1)(2)(4)	$224,784	12.1%	$215,640	12.1%	$211,951	12.8%
U.S. Wholesale(3)(4)	224,194	19.0%	252,090	20.8%	260,953	22.2%
International(4)(5)	39,253	9.1%	46,426	11.2%	59,194	16.2%
Corporate expenses(6)(7)	(96,798)		(94,549)		(106,170)
Total operating income	$391,433	11.3%	$419,607	12.3%	$425,928	13.3%

(1)	Fiscal 2018 includes insurance recovery of approximately $0.4 million associated with unusual storm-related store closures in 2017.

(2)	Fiscal 2017 includes approximately $2.7 million of expenses related to store restructuring and approximately $12.7 million for provisions for special employee compensation.

(3)
Includes approximately $12.8 million of charges, partially offset by a $1.9 million recovery claim settlement, related to a customer bankruptcy for fiscal 2018. Fiscal 2017 includes approximately $3.3 million for provisions for special employee compensation.

(4)	Includes $1.2 million of certain costs related to inventory acquired from Skip Hop in operating income between U.S. Wholesale, U.S. Retail, and International for fiscal 2017.

(5)
Includes international licensing income. Fiscal 2018 includes approximately $5.3 million in costs associated with changes to the Company's business model in China, which includes inventory and severance charges. Fiscal 2017 includes approximately $2.3 million for provisions for special employee compensation.

(6)
Includes expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(7)Includes the following charges for fiscal 2017 and fiscal 2016:

	For the fiscal year ended
(dollars in millions)	December 30, 2017	December 31, 2016
Provisions for special employee compensation	$2.9	$—
Amortization of H.W. Carter and Sons tradenames	$—	$1.7
Adjustment to Skip Hop contingent consideration	$(3.6)	$—
Direct sourcing initiative	$0.3	$0.7
Acquisition-related costs	$3.4	$2.4

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Data by Segment
Inventory
The table below represents inventory by segment:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017
U.S. Wholesale(*)	$414,174	$389,484
U.S. Retail	96,241	93,404
International	63,811	65,834
Total	$574,226	$548,722

(*)	U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.
The table below represents consolidated net sales by product:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Baby	$1,239,009	$1,294,404	$1,241,452
Playclothes	1,303,610	1,239,546	1,214,995
Sleepwear	431,961	426,703	407,078
Other(*)	487,689	439,851	335,018
Total net sales	$3,462,269	$3,400,504	$3,198,543

(*)	Other product offerings include bedding, outwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.

Geographical Data
Revenue
The Company's international sales principally represent sales to customers in Canada. Such sales were 64.2% and 64.9% of total international sales in fiscal 2018 and 2017, respectively.
Long-Lived Assets
The following represents property, plant, and equipment, net, by geographic area:

	For the fiscal year ended
(dollars in thousands)	December 29, 2018	December 30, 2017
United States	$314,679	$337,369
International	35,758	40,555
Total	$350,437	$377,924
Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 87.4% and 87.6% of total international long-lived assets at the end of fiscal 2018 and 2017, respectively.
NOTE 15 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $15.7 million and $16.7 million at the end of fiscal 2018 and fiscal 2017, respectively. These investments are classified as Level 1 within the fair value hierarchy. Investments in marketable securities incurred a net loss of approximately $1.0 million and $0.1 million for fiscal 2018 and 2017, respectively.
The fair value of the Company's pension plan assets at December 29, 2018 and December 30, 2017, by asset category, are disclosed in Note 11, Employee Benefits Plans, to the consolidated financial statements.

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
As of December 29, 2018, there were no open foreign currency contracts. As of December 30, 2017, the fair value of open foreign currency contracts was not material.
Realized and unrealized gains and losses on foreign currency contracts were not material for fiscal 2018 and 2017. For foreign currency contracts settled during fiscal 2016, the Company realized net losses of $3.2 million. These amounts are included in other (income) expense, net on the Company's consolidated statement of operations. The were no open foreign currency contracts at the end of fiscal 2016.
Borrowings
As of December 29, 2018, the fair value of the Company's $196.0 million in borrowings under its secured revolving credit facility approximated carrying value.
The fair value of the Company's senior notes at December 29, 2018 was approximately $399 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $400 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
NOTE 16 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	December 29, 2018	December 30, 2017
Accrued bonuses and incentive compensation	$8,409	$27,566
Income taxes payable	17,415	16,252
Accrued employee benefits	16,421	21,735
Accrued and deferred rent	19,120	18,213
Other long-term liabilities that exceeded five percent of total liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	December 29, 2018	December 30, 2017
Deferred lease incentives	$72,345	$75,104
NOTE 17 – LEASE COMMITMENTS
Rent expense under operating leases (including properties and computer and office equipment) was approximately $165.6 million, $161.9 million, and $150.6 million for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
Minimum annual rental commitments under current non-cancellable operating leases, as of December 29, 2018, substantially all of which relate to leased real estate, were as follows:

Fiscal Year	Operating Leases
2019	$163,963
2020	150,010
2021	134,203
2022	116,773
2023	102,487
Thereafter	235,731
Total	$903,167

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts related to property include leases on retail stores as well as various corporate offices, distribution facilities, and other premises. Our average term remaining for a retail store lease in the United States is approximately 4.9 years, excluding renewal options.
Total commitments under capital leases were approximately $1.3 million at December 29, 2018.
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
NOTE 19 – VALUATION AND QUALIFYING ACCOUNTS
Information regarding accounts receivable is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves	Wholesale sales returns reserves	Total
Balance at January 2, 2016	$8,543	$400	$8,943
Additional provisions	6,088	—	6,088
Charges to reserve	(5,879)	(400)	(6,279)
Balance at December 31, 2016	$8,752	$—	$8,752
Additional provisions	8,204	—	8,204
Charges to reserve	(3,220)	—	(3,220)
Balance at December 30, 2017	$13,736	$—	$13,736
Additional provisions	30,280	—	30,280
Charges to reserve	(32,150)	—	(32,150)
Balance at December 29, 2018	$11,866	$—	$11,866
NOTE 20 – UNAUDITED QUARTERLY FINANCIAL DATA
The Company experiences seasonal fluctuations in its sales and profitability due to the timing of certain holidays and key retail shopping periods, typically resulting in lower sales and gross profit in the first half of its fiscal year.

The unaudited summarized financial data by quarter for the fiscal years ended December 29, 2018 and December 30, 2017 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4(2)
Fiscal 2018:
Net sales	$755,786	$696,197	$923,907	$1,086,379
Gross profit	$332,477	$309,958	$387,450	$467,598
Royalty income, net	$7,994	$10,355	$10,224	$10,357
Selling, general, and administrative expenses	$280,162	$263,343	$294,117	$307,358
Operating income	$60,309	$56,970	$103,557	$170,597
Net income	$42,469	$37,268	$71,770	$130,561
Basic net income per common share(1)	$0.90	$0.80	$1.55	$2.85
Diluted net income per common share(1)	$0.89	$0.79	$1.53	$2.83

Fiscal 2017:
Net sales	$732,827	$691,751	$948,046	$1,027,880
Gross profit	$315,692	$303,247	$403,578	$460,837
Royalty income, net	$10,558	$11,210	$10,350	$11,063
Selling, general, and administrative expenses	$247,794	$250,146	$283,480	$325,508
Operating income	$78,456	$64,311	$130,448	$146,392
Net income	$46,595	$37,793	$82,316	$136,144
Basic net income per common share(1)	$0.96	$0.78	$1.73	$2.88
Diluted net income per common share(1)	$0.95	$0.77	$1.71	$2.85

(1)	May not be additive to the net income per common share amounts for the fiscal year due to the calculation provision of ASC 260, Earnings Per Share.

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Balance Sheet
As of December 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$118,600	$14,735	$36,742	$—	$170,077
Accounts receivable, net	—	203,546	38,753	15,960	—	258,259
Intercompany receivable	—	89,201	156,965	70,684	(316,850)	—
Finished goods inventories	—	329,989	199,091	63,811	(18,665)	574,226
Prepaid expenses and other current assets	—	8,483	23,987	7,926	—	40,396
Total current assets	—	749,819	433,531	195,123	(335,515)	1,042,958
Property, plant, and equipment, net	—	133,765	180,914	35,758	—	350,437
Goodwill	—	136,570	45,368	45,163	—	227,101
Tradenames, net	—	223,073	142,619	—	—	365,692
Customer relationships, net	—	—	41,820	2,691	—	44,511
Other assets	—	24,399	1,321	2,439	—	28,159
Intercompany long-term receivable	—	—	541,629	—	(541,629)	—
Intercompany long-term note receivable	—	100,000	—	—	(100,000)	—
Investment in subsidiaries	869,433	1,173,415	303,368	—	(2,346,216)	—
Total assets	$869,433	$2,541,041	$1,690,570	$281,174	$(3,323,360)	$2,058,858

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$137,524	$44,066	$17,486	$—	$199,076
Intercompany Liabilities	—	220,033	93,790	3,027	(316,850)	—
Other current liabilities	—	35,311	78,595	14,439	—	128,345
Total current liabilities	—	392,868	216,451	34,952	(316,850)	327,421
Long-term debt, net	—	593,264	—	—	—	593,264
Deferred income taxes	—	46,640	40,327	380	—	87,347
Intercompany long-term liability	—	541,629	—	—	(541,629)	—
Intercompany long-term note payable	—	—	100,000	—	(100,000)	—
Other long-term liabilities	—	78,542	91,218	11,633	—	181,393
Stockholders' equity	869,433	888,098	1,242,574	234,209	(2,364,881)	869,433
Total liabilities and stockholders' equity	$869,433	$2,541,041	$1,690,570	$281,174	$(3,323,360)	$2,058,858

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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statements of Operations
For the fiscal year ended December 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,936,576	$2,039,889	$431,745	$(945,941)	$3,462,269
Cost of goods sold	—	1,458,934	1,217,110	213,462	(924,720)	1,964,786
Gross profit	—	477,642	822,779	218,283	(21,221)	1,497,483
Royalty income, net	—	32,958	18,652	—	(12,680)	38,930
Selling, general, and administrative expenses	—	191,068	856,665	132,951	(35,704)	1,144,980
Operating income (loss)	—	319,532	(15,234)	85,332	1,803	391,433
Interest expense	—	34,523	5,310	44	(5,308)	34,569
Interest income	—	(5,329)	(2)	(504)	5,308	(527)
(Income) loss in subsidiaries	(282,068)	(38,528)	(71,671)	—	392,267	—
Other expense (income), net	—	495	(189)	1,110	—	1,416
Income (loss) before income taxes	282,068	328,371	51,318	84,682	(390,464)	355,975
Provision for income taxes	—	48,106	12,790	13,011	—	73,907
Net income (loss)	$282,068	$280,265	$38,528	$71,671	$(390,464)	$282,068

For the fiscal year ended December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,922,930	$1,955,703	$372,314	$(850,443)	$3,400,504
Cost of goods sold	—	1,406,517	1,143,867	196,391	(829,625)	1,917,150
Gross profit	—	516,413	811,836	175,923	(20,818)	1,483,354
Royalty income, net	—	34,816	19,725	—	(11,360)	43,181
Selling, general, and administrative expenses	—	181,129	837,252	126,057	(37,510)	1,106,928
Operating income (loss)	—	370,100	(5,691)	49,866	5,332	419,607
Interest expense	—	29,758	5,498	96	(5,308)	30,044
Interest income	—	(5,497)	—	(156)	5,308	(345)
(Income) loss in subsidiaries	(302,848)	(25,426)	(38,948)	—	367,222	—
Other (income) expense, net	—	(1,154)	1,281	(1,291)	—	(1,164)
Income (loss) before income taxes	302,848	372,419	26,478	51,217	(361,890)	391,072
Provision for income taxes	—	74,903	1,052	12,269	—	88,224
Net income (loss)	$302,848	$297,516	$25,426	$38,948	$(361,890)	$302,848

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Operations
For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,881,918	$1,762,252	$300,523	$(746,150)	$3,198,543
Cost of goods sold	—	1,358,209	1,033,403	155,560	(727,148)	1,820,024
Gross profit	—	523,709	728,849	144,963	(19,002)	1,378,519
Royalty income, net	—	32,728	19,660	—	(9,573)	42,815
Selling, general, and administrative expenses	—	177,605	753,874	101,494	(37,567)	995,406
Operating income (loss)	—	378,832	(5,365)	43,469	8,992	425,928
Interest expense	—	26,475	5,435	442	(5,308)	27,044
Interest income	—	(5,756)	—	(115)	5,308	(563)
(Income) loss in subsidiaries	(257,709)	4,808	(29,308)	—	282,209	—
Other (income) expense, net	—	(382)	482	3,907	—	4,007
Income (loss) before income taxes	257,709	353,687	18,026	39,235	(273,217)	395,440
Provision for income taxes	—	104,970	22,834	9,927	—	137,731
Net income (loss)	$257,709	$248,717	$(4,808)	$29,308	$(273,217)	$257,709

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Comprehensive Income (Loss)
For the fiscal year ended December 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$282,068	$280,265	$38,528	$71,671	$(390,464)	$282,068
Post-retirement benefit plans	(67)	(67)	(282)	—	349	(67)
Foreign currency translation adjustments	(11,679)	(11,679)	(11,679)	(11,679)	35,037	(11,679)
Comprehensive income	$270,322	$268,519	$26,567	$59,992	$(355,078)	$270,322

For the fiscal year ended December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$302,848	$297,516	$25,426	$38,948	$(361,890)	$302,848
Post-retirement benefit plans	(692)	(692)	(430)	—	1,122	(692)
Foreign currency translation adjustments	6,339	6,339	6,339	6,339	(19,017)	6,339
Comprehensive income (loss)	$308,495	$303,163	$31,335	$45,287	$(379,785)	$308,495

For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$257,709	$248,717	$(4,808)	$29,308	$(273,217)	$257,709
Post-retirement benefit plans	(335)	(335)	(666)	—	1,001	(335)
Foreign currency translation adjustments	1,962	1,962	1,962	1,962	(5,886)	1,962
Comprehensive income (loss)	$259,336	$250,344	$(3,512)	$31,270	$(278,102)	$259,336

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 29, 2018
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$202,214	$60,391	$93,593	$—	$356,198

Cash flows from investing activities:
Capital expenditures	—	(17,589)	(39,657)	(6,537)	—	(63,783)
Acquisitions of businesses, net of cash acquired	—	—	—	96	—	96
Intercompany investing activity	272,978	(815)	3,024	1,558	(276,745)	—
Disposals and recoveries from property, plant, and equipment	—	—	370	10	—	380
Net cash provided by (used in) investing activities	$272,978	$(18,404)	$(36,263)	$(4,873)	$(276,745)	$(63,307)

Cash flows from financing activities:
Intercompany financing activity	—	(168,705)	(97,945)	(10,095)	276,745	—
Borrowings under secured revolving credit facility	—	290,000	—	—	—	290,000
Payments on secured revolving credit facility	—	(315,000)	—	—	—	(315,000)
Payment of debt issuance costs	—	(968)	—	—	—	(968)
Dividends paid	(83,717)	—	78,522	(78,522)	—	(83,717)
Repurchases of common stock	(193,028)	—	—	—	—	(193,028)
Withholdings from vesting of restricted stock	(6,830)	—	—	—	—	(6,830)
Proceeds from exercises of stock options	10,597	—	—	—	—	10,597
Net cash (used in) provided by financing activities	(272,978)	(194,673)	(19,423)	(88,617)	276,745	(298,946)
Effect of exchange rate changes on cash	—	—	—	(2,362)	—	(2,362)
Net increase (decrease) in cash and cash equivalents	—	(10,863)	4,705	(2,259)	—	(8,417)
Cash and cash equivalents, beginning of fiscal year	—	129,463	10,030	39,001	—	178,494
Cash and cash equivalents, end of fiscal year	$—	$118,600	$14,735	$36,742	$—	$170,077

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 30, 2017
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$167,000	$118,814	$43,807	$—	$329,621

Cash flows from investing activities:
Capital expenditures	—	(21,690)	(38,899)	(8,884)	—	(69,473)
Acquisitions of businesses, net of cash acquired	—	(143,270)	746	(15,933)	—	(158,457)
Intercompany investing activity	256,991	(25,606)	894	27,397	(259,676)	—
Disposals and recoveries from property, plant, and equipment	—	—	15	—	—	15
Net cash provided by (used in) investing activities	$256,991	$(190,566)	$(37,244)	$2,580	$(259,676)	$(227,915)

Cash flows from financing activities:
Intercompany financing activity	—	(128,908)	(83,357)	(47,411)	259,676	—
Borrowings under secured revolving credit facility	—	200,000	—	—	—	200,000
Payments on secured revolving credit facility	—	(145,000)	—	(18,965)	—	(163,965)
Payment of debt issuance costs	—	(2,119)	—	—	—	(2,119)
Dividends paid	(70,914)	—	—	—	—	(70,914)
Repurchases of common stock	(188,762)	—	—	—	—	(188,762)
Withholdings from vesting of restricted stock	(5,753)	—	—	—	—	(5,753)
Proceeds from exercises of stock options	8,438	—	—	—	—	8,438
Net cash (used in) provided by financing activities	(256,991)	(76,027)	(83,357)	(66,376)	259,676	(223,075)
Effect of exchange rate changes on cash	—	—	—	505	—	505
Net (decrease) increase in cash and cash equivalents	—	(99,593)	(1,787)	(19,484)	—	(120,864)
Cash and cash equivalents, beginning of fiscal year	—	229,056	11,817	58,485	—	299,358
Cash and cash equivalents, end of fiscal year	$—	$129,463	$10,030	$39,001	$—	$178,494

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CARTER’S, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 31, 2016
(dollars in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows provided by operating activities:	$—	$206,841	$127,018	$35,370	$—	$369,229

Cash flows from investing activities:
Capital expenditures	—	(22,934)	(55,072)	(10,550)	—	(88,556)
Intercompany investing activity	368,307	480	(2,118)	131	(366,800)	—
Disposals and recoveries from property, plant, and equipment	—	23	—	193	—	216
Net cash provided by (used in) investing activities	$368,307	$(22,431)	$(57,190)	$(10,226)	$(366,800)	(88,340)

Cash flows from financing activities:
Intercompany financing activity	—	(283,907)	(74,681)	(8,212)	366,800	—
Dividends paid	(66,355)	—	—	—	—	(66,355)
Repurchases of common stock	(300,445)	—	—	—	—	(300,445)
Income tax benefit from stock-based compensation	—	2,782	2,018	—	—	4,800
Withholdings from vesting of restricted stock	(8,673)	—	—	—	—	(8,673)
Proceeds from exercises of stock options	7,166	—	—	—	—	7,166
Net cash (used in) provided by financing activities	(368,307)	(281,125)	(72,663)	(8,212)	366,800	(363,507)
Effect of exchange rate changes on cash	—	—	—	767	—	767
Net increase (decrease) in cash and cash equivalents	—	(96,715)	(2,835)	17,699	—	(81,851)
Cash and cash equivalents, beginning of fiscal year	—	325,771	14,652	40,786	—	381,209
Cash and cash equivalents, end of fiscal year	$—	$229,056	$11,817	$58,485	$—	$299,358

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 29, 2018.
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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 29, 2018.
The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter's, Inc.'s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. scheduled to be held on May 16, 2019. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	1,447,141	$74.55	3,702,701
Equity compensation plans not approved by security holders	—	—	—
Total	1,447,141	$74.55	3,702,701

(*)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.
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

4.2.1
First Supplemental Indenture, dated June 25, 2014, by and among The William Carter Company, certain guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Carter’s, Inc.'s Amendment No. 1 to Registration Statement on Form S-4 (No. 333-194896) filed on June 27, 2014).

4.2.2	Second Supplemental Indenture, dated May 11, 2017, by and among Skip Hop Holdings, Inc., Skip Hop, Inc., and Wells Fargo Bank, National Association, as Trustee.
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

10.1.1
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

10.3 *	Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix B of Carter's, Inc.'s Schedule 14A filed on April 4, 2018).

10.4 *	Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Appendix C of Carter's, Inc.'s Schedule 14A filed on March 31, 2016).
10.5 *	The William Carter Company Severance Plan, dated as of March 1, 2009 (incorporated by reference to Exhibit 10.19 of Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011).
10.6 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.20 of Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011).
10.7
Lease Agreement dated March 29, 2012, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (incorporated by reference to Exhibit 10.21 of Carter's, Inc.'s Quarterly Report on Form 10-Q filed on April 27, 2012).

10.8
Lease Agreement dated December 14, 2012, between The William Carter Company and Phipps Tower Associates, LLC (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on December 14, 2012).

10.8.1
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

ITEM 16. FORM 10-K SUMMARY
Omitted at registrant's option.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER'S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 25, 2019
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 25, 2019
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ AMY WOODS BRINKLEY	Director	February 25, 2019
Amy Woods Brinkley

/s/ GIUSEPPINA BUONFANTINO	Director	February 25, 2019
Giuseppina Buonfantino

/s/ A. BRUCE CLEVERLY	Director	February 25, 2019
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 25, 2019
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 25, 2019
Mark P. Hipp

/s/ WILLIAM J. MONTGORIS	Director	February 25, 2019
William J. Montgoris

/s/ DAVID PULVER	Director	February 25, 2019
David Pulver