Form 10-Q
period 2019-03-30
CARTERS INC
filed 2019-04-30
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes (X) No ( )
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer (X) Accelerated Filer ( )
Non-Accelerated Filer ( ) Smaller Reporting Company ( )
Emerging Growth Company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X) No (X)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 24, 2019
Common stock, par value $0.01 per share	45,209,033

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 30, 2019	December 29, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$160,149	$170,077	$180,256
Accounts receivable, net	239,239	258,259	221,186
Finished goods inventories	519,752	574,226	479,344
Prepaid expenses and other current assets	51,887	40,396	54,297
Total current assets	971,027	1,042,958	935,083
Property, plant, and equipment, net of accumulated depreciation of $468,251, $448,898, and $416,153, respectively	337,475	350,437	369,064
Operating lease assets	704,554	—	—
Tradenames, net	365,630	365,692	365,506
Goodwill	228,019	227,101	230,008
Customer relationships, net	43,669	44,511	47,369
Other assets	29,570	28,159	28,176
Total assets	$2,679,944	$2,058,858	$1,975,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,221	$199,076	$116,310
Current operating lease liabilities	152,157	—	—
Other current liabilities	101,376	128,345	109,626
Total current liabilities	361,754	327,421	225,936

Long-term debt, net	625,278	593,264	617,541
Deferred income taxes	90,230	87,347	87,422
Long-term operating lease liabilities	692,056	—	—
Other long-term liabilities	61,222	181,393	189,493
Total liabilities	$1,830,540	$1,189,425	$1,120,392

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 30, 2019, December 29, 2018, and March 31, 2018	$—	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 45,379,827, 45,629,014 and 47,113,576 shares issued and outstanding at March 30, 2019, December 29, 2018 and March 31, 2018, respectively	454	456	471
Accumulated other comprehensive loss	(39,428)	(40,839)	(30,855)
Retained earnings	888,378	909,816	885,198
Total stockholders' equity	849,404	869,433	854,814
Total liabilities and stockholders' equity	$2,679,944	$2,058,858	$1,975,206
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net sales	$741,057	$755,786
Cost of goods sold	425,190	423,309
Gross profit	315,867	332,477
Royalty income, net	8,544	7,994
Selling, general, and administrative expenses	263,652	280,162
Operating income	60,759	60,309
Interest expense	9,629	7,985
Interest income	(228)	(166)
Other expense (income), net	(211)	(382)
Loss on extinguishment of debt	7,823	—
Income before income taxes	43,746	52,872
Provision for income taxes	9,280	10,403
Net income	$34,466	$42,469

Basic net income per common share	$0.76	$0.90
Diluted net income per common share	$0.75	$0.89
Dividend declared and paid per common share	$0.50	$0.45

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net income	$34,466	$42,469
Other comprehensive income:
Foreign currency translation adjustments	2,911	(1,762)
Comprehensive income	$37,377	$40,707

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	95,006	1	4,768	—	—	4,769
Withholdings from vesting of restricted stock	(55,164)	(1)	(6,582)	—	—	(6,583)
Restricted stock activity	116,701	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,944	—	—	4,944
Repurchase of common stock	(221,313)	(2)	(3,129)	—	(22,064)	(25,195)
Cash dividends declared and paid	—	—	—	—	(21,244)	(21,244)
Comprehensive income	—	—	—	(1,762)	42,469	40,707
Balance at March 31, 2018	47,113,576	$471	$—	$(30,855)	$885,198	$854,814

Balance at December 29, 2018	45,629,014	$456	$—	$(40,839)	$909,816	$869,433
Exercise of stock options	72,192	1	4,779	—	—	4,780
Withholdings from vesting of restricted stock	(43,844)	—	(4,077)	—	—	(4,077)
Restricted stock activity	182,722	2	(2)	—	—	—
Stock-based compensation expense	—	—	4,613	—	—	4,613
Repurchase of common stock	(460,257)	(5)	(5,313)	—	(34,648)	(39,966)
Cash dividends declared and paid	—	—	—	—	(22,756)	(22,756)
Comprehensive income	—	—	—	2,911	34,466	37,377
Reclassification of tax effects(*)	—	—	—	(1,500)	1,500	—
Balance at March 30, 2019	45,379,827	$454	$—	$(39,428)	$888,378	$849,404

(*)
The Company reclassified $1.5 million of tax benefits from "Accumulated other comprehensive loss" to "Retained earnings" for the tax effects resulting from the December 22, 2017 enactment of the Tax Cut and Jobs Act in accordance with the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of fiscal 2019.

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$34,466	$42,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	22,629	21,137
Amortization of intangible assets	937	921
Amortization of debt issuance costs	367	431
Stock-based compensation expense	4,613	4,944
Unrealized foreign currency exchange gain, net	(210)	(353)
Provisions for doubtful accounts receivable from customers	(2,562)	11,051
Loss on extinguishment of debt	7,823	—
Loss on disposal of property, plant, and equipment, net of recoveries	433	350
Deferred income taxes	3,242	2,968
Effect of changes in operating assets and liabilities:
Accounts receivable	21,891	8,623
Finished goods inventories	55,852	68,294
Prepaid expenses and other assets	(717,808)	(1,970)
Accounts payable and other liabilities	605,350	(94,758)
Net cash provided by operating activities	$37,023	$64,107

Cash flows from investing activities:
Capital expenditures	$(9,371)	$(14,744)
Disposals and recoveries from property, plant, and equipment	—	373
Net cash used in investing activities	$(9,371)	$(14,371)

Cash flows from financing activities:
Proceeds from senior subordinated notes due 2027	$500,000	$—
Payment of senior subordinated notes due 2021	(400,000)	—
Premiums paid to extinguish debt	(5,252)	—
Payment of debt issuance costs	(5,722)	—
Borrowings under secured revolving credit facility	70,000	50,000
Payments on secured revolving credit facility	(135,000)	(50,000)
Repurchases of common stock	(39,966)	(25,195)
Dividends paid	(22,756)	(21,244)
Withholdings from vestings of restricted stock	(4,077)	(6,583)
Proceeds from exercises of stock options	4,780	4,769
Net cash used in financing activities	(37,993)	(48,253)

Effect of exchange rate changes on cash and cash equivalents	413	279
Net (decrease) / increase in cash and cash equivalents	(9,928)	1,762
Cash and cash equivalents, beginning of period	170,077	178,494
Cash and cash equivalents, end of period	$160,149	$180,256

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear under the Carter's, Child of Mine, Just One You, Precious Firsts, Precious Baby, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies. As of March 30, 2019, the Company operated 1,063 retail stores in the United States, Canada, and Mexico.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended March 30, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 28, 2019.
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
The accompanying condensed consolidated balance sheet as of December 29, 2018 was derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies, except as noted below for new accounting pronouncements adopted at the beginning of fiscal 2019.
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC No. 842, Leases, a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
At the beginning of fiscal 2019, the Company adopted the provisions of ASC No. 842, Leases, using a modified retrospective approach as an optional transition method. This approach allows the Company to apply the standard and related disclosures to the financial statements for the period of adoption and to apply the old guidance in the comparative periods.
The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements or statement of cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Finance leases are not material to the Company's consolidated balance sheets, consolidated income statements or statement of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Presentation
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
The operating lease ROU asset also includes initial direct costs and excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.
Certain of our lease agreements include variable rental payments based on a percentage of retail sales over contractual levels and others include variable rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Policy Elections
Practical Expedient Package: The Company has elected the following expedients and apply them consistently to all leases:

◦	The Company will not revisit whether a contract is, or contains, a lease under the ASC 842 definition of a lease.

◦	Lease classification determined under prior guidance will not be reevaluated under ASC 842.

◦	Previously capitalized initial direct costs under prior guidance will be carried forward. Any initial direct costs after the effective date will be included within the ROU asset under ASC 842.
Portfolio approach - In general, the Company accounts for the underlying leased asset and applies a discount rate at the lease level. However, there are certain non-real estate leases for which the Company utilizes the portfolio method by aggregating similar leased assets based on the underlying lease term.
Non-lease component - The Company has lease agreements with lease and non-lease components. The Company elected a policy to account for lease and non-lease components as a single component for all asset classes.
Short-term lease - Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Discount rate - As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Renewal options - The Company evaluates the inclusion of renewal options on a lease by lease basis. In general, for leased retail real estate, the Company does not include renewal options in the underlying lease term.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
In first quarter of fiscal 2019, the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The adoption of ASU 2018-02 allowed the Company to move "stranded" tax amounts from its accumulated other comprehensive loss to retained earnings. The effect of the adoption of ASU 2018-02 was not material to the Company's financial position and did not have an effect on the Company's consolidated results of operations or cash flows.
NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for the first quarter ended fiscal 2019 and 2018 were as follows:

	Fiscal quarter ended March 30, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$275,367	$40,788	$316,155
Direct-to-consumer	377,053	—	47,849	424,902
	$377,053	$275,367	$88,637	$741,057

Royalty income	$1,991	$5,850	$703	$8,544

	Fiscal quarter ended March 31, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$280,832	$37,713	$318,545
Direct-to-consumer	383,742	—	53,499	437,241
	$383,742	$280,832	$91,212	$755,786

Royalty income	$1,585	$5,845	$564	$7,994
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	March 30, 2019	December 29, 2018	March 31, 2018
Trade receivables from wholesale customers, net	$226,455	$244,258	$226,348
Royalties receivable	7,511	9,279	7,108
Tenant allowances and other receivables	15,614	16,588	10,972
Total gross receivables	$249,580	$270,125	$244,428
Less:
Wholesale accounts receivable reserves	(10,341)	(11,866)	(23,242)
Accounts receivable, net	$239,239	$258,259	$221,186
Contract Assets and Liabilities
The Company's contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	March 30, 2019	December 29, 2018	March 31, 2018
Contract liabilities-current:
Unredeemed gift cards	$13,724	$14,471	$10,903
Unredeemed customer loyalty rewards	8,520	7,764	8,176
Total contract liabilities-current(*)	$22,244	$22,235	$19,079

*	Included with Other current liabilities on the Company's consolidated balance sheet.
NOTE 4 - LEASES
We have operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 30, 2019, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations or statement of cash flows.
The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations:

Fiscal quarter ended
(dollars in thousands)	March 30, 2019
Operating lease cost	$43,219
Variable lease cost (*)	16,448
Net lease cost	$59,667

(*)	Includes short-term leases, which are immaterial.
As of March 30, 2019, the weighted-average remaining operating lease term was 6.3 years and the weighted-average discount rate for operating leases was 4.48%.
Cash paid for amounts included in the measurement of operating lease liabilities in the first quarter of fiscal 2019 was $47.3 million.
As of March 30, 2019, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2019	$140,659
2020	173,972
2021	156,466
2022	134,733
2023	114,224
After 2023	256,141
Total lease payments	$976,195
Less: Interest	(131,982)
Present value of lease liabilities(*)	$844,213

(*)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

As of March 30, 2019, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, is $12.1 million. These operating leases will commence in fiscal year 2019 with lease terms of 5 years to 10 years.
As of December 29, 2018, the minimum annual rental commitments under current non-cancellable operating leases were as follows:

(dollars in thousands)	Operating leases
2019	$163,963
2020	150,010
2021	134,203
2022	116,773
2023	102,487
Thereafter	235,731
Total	$903,167

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	March 30, 2019	December 29, 2018	March 31, 2018
Cumulative foreign currency translation adjustments	$(30,053)	$(32,964)	$(23,047)
Pension and post-retirement obligations(*)	(9,375)	(7,875)	(7,808)
Total accumulated other comprehensive loss	$(39,428)	$(40,839)	$(30,855)

(*)	Net of income taxes of $2.9 million, $4.4 million, and $4.4 million, respectively.
During the first quarter of both fiscal 2019 and fiscal 2018, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill and intangible assets were as follows:

		March 30, 2019			December 29, 2018
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada goodwill	Indefinite	39,704	—	39,704	38,869	—	38,869
Skip Hop goodwill	Indefinite	45,976	—	45,976	45,960	—	45,960
Carter's Mexico goodwill	Indefinite	5,769	—	5,769	5,702	—	5,702
Total goodwill		$228,019	$—	$228,019	$227,101	$—	$227,101

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800	56,800	—	56,800
Finite-life tradenames	5-20 years	3,911	$814	3,097	3,911	$752	3,159
Total tradenames, net		$366,444	$814	$365,630	$366,444	$752	$365,692

Skip Hop customer relationships	15 years	$47,300	$6,274	$41,026	$47,300	$5,480	$41,820
Carter's Mexico customer relationships	10 years	3,179	536	2,643	3,146	455	2,691
Total customer relationships, net		$50,479	$6,810	$43,669	$50,446	$5,935	$44,511

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		March 31, 2018
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter's goodwill	Indefinite	$136,570	$—	$136,570
Canada goodwill	Indefinite	41,106	—	41,106
Skip Hop goodwill	Indefinite	46,022	—	46,022
Carter's Mexico goodwill	Indefinite	6,310	—	6,310
Total goodwill		$230,008	$—	$230,008

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800
Finite-life tradenames	5-20 years	3,550	$577	2,973
Total tradenames, net		$366,083	$577	$365,506

Skip Hop customer relationships, net	15 years	$47,300	$3,098	$44,202
Carter's Mexico customer relationships	10 years	3,384	217	3,167
Total customer relationships, net		$50,684	$3,315	$47,369
Amortization expense for intangible assets subject to amortization was approximately $0.9 million and $1.0 million for the first fiscal quarter ended March 30, 2019 and first fiscal quarter ended March 31, 2018, respectively.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization
2020	$3,744
2021	$3,744
2022	$3,744
2023	$3,701
2024	$3,671
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The total aggregate remaining capacity under outstanding repurchase authorizations as of March 30, 2019 was approximately $352.6 million, based on settled repurchase transactions. The authorizations have no expiration date.
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Number of shares repurchased	460,257	221,313
Aggregate cost of shares repurchased (dollars in thousands)	$39,966	$25,195
Average price per share	$86.83	$113.84
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Dividends
In the first fiscal quarter ended March 30, 2019 and March 31, 2018, the Company declared and paid cash dividends per share of $0.50 and $0.45, respectively. Future declarations of dividends and the establishment of future record and payment dates are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

at the discretion of the Company's Board of Directors and are based on a number of factors, including the Company's future financial performance and other investment priorities.
Provisions in the Company's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock, as described in the Company's Annual Report on Form 10-K for the 2018 fiscal year ended December 29, 2018.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	March 30, 2019	December 29, 2018	March 31, 2018
Senior notes at amounts repayable	$500,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(5,722)	(2,736)	(3,459)
Senior notes, net	$494,278	$397,264	$396,541
Secured revolving credit facility	131,000	196,000	221,000
Total long-term debt, net	$625,278	$593,264	$617,541
Secured Revolving Credit Facility
As of March 30, 2019, the Company had $131.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of March 30, 2019, approximately $614.0 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.
As of March 30, 2019, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of March 30, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.87%. There were no Canadian borrowings outstanding on March 30, 2019.
As of March 30, 2019, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
On March 14, 2019, the Company's wholly-owned subsidiary, The William Carter Company ("TWCC"), redeemed $400 million principal amount of senior notes, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, pursuant to the optional redemption provisions of the notes, which required that TWCC pay the outstanding principal plus accrued interest and an early redemption premium of 1.31% of the outstanding principal amounts of the senior notes. This debt redemption resulted in a loss on extinguishment of debt of $7.8 million, consisting of $5.2 million of early redemption premiums and $2.6 million of unamortized debt issuance costs.

Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, all of which were outstanding as of March 30, 2019. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting underwriting fees, which TWCC used to redeem the senior notes discussed above and repay borrowings outstanding under the Company's secured revolving credit facility. Approximately $5.7 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended
(dollars in thousands)	March 30, 2019	March 31, 2018
Stock options	$1,347	$1,344
Restricted stock:
Time-based awards	2,548	2,284
Performance-based awards	718	1,316
Total	$4,613	$4,944
On February 13, 2019, the Company's Board of Directors approved the issuance of the following new awards to certain key employees under the Company's existing stock-based compensation plan, subject to vesting: 159,484 shares of time-based restricted stock awards with a grant-date fair value of $88.87 each; and 61,350 shares of performance-based restricted stock awards with a grant-date fair value of $88.87 each.
During the first fiscal quarter of 2019, a total of 107,388 restricted stock awards (time- and performance-based) vested.
NOTE 10 – INCOME TAXES
As of March 30, 2019, the Company had gross unrecognized income tax benefits of approximately $14.3 million, of which $12.3 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at March 30, 2019 were approximately $2.9 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2019 or fiscal 2020 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the fiscal quarter ended March 30, 2019 and the fiscal quarter ended March 31, 2018, interest expense recorded on uncertain tax positions was not material. The Company had approximately $2.1 million, $1.8 million, and $1.1 million of interest accrued on uncertain tax positions as of March 30, 2019, December 29, 2018, and March 31, 2018, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $17.3 million, $15.7 million, and $16.7 million at March 30, 2019, December 29, 2018, and March 31, 2018, respectively. These investments are classified as Level 1 within the fair value hierarchy. Gains on the investments in marketable securities were $1.7 million for the first fiscal quarter ended March 30, 2019 and were not material for the first fiscal quarter ended March 31, 2018. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations.
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
As of March 30, 2019 and December 29, 2018, there were no open foreign currency contracts. As of March 31, 2018, the fair value of open foreign currency contracts was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings
As of March 30, 2019, the fair value of the Company's $131.0 million in outstanding borrowings under its secured revolving credit facility approximated the carrying value.
The fair value of the Company's senior notes at March 30, 2019 was approximately $518 million. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $500 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	45,070,796	46,772,737
Dilutive effect of equity awards	300,239	618,678
Diluted number of common and common equivalent shares outstanding	45,371,035	47,391,415

Basic net income per common share (in thousands, except per share data):
Net income	$34,466	$42,469
Income allocated to participating securities	(291)	(325)
Net income available to common shareholders	$34,175	$42,144

Basic net income per common share	$0.76	$0.90

Diluted net income per common share (in thousands, except per share data):
Net income	$34,466	$42,469
Income allocated to participating securities	(291)	(323)
Net income available to common shareholders	$34,175	$42,146

Diluted net income per common share	$0.75	$0.89

Anti-dilutive awards excluded from diluted earnings per share computation	776,919	137,980
NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	March 30, 2019	December 29, 2018	March 31, 2018
Accrued salaries and wages	$10,202	$1,332	$11,745
Income taxes payable	22,068	17,415	12,101
Accrued taxes	11,156	11,226	11,857
Accrued employee benefits	9,955	16,421	9,443
Accrued and deferred rent	390	19,120	18,093
Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	March 30, 2019	December 29, 2018	March 31, 2018
Deferred lease incentives	$—	$72,345	$74,608

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
NOTE 15 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated.

	Fiscal quarter ended
(dollars in thousands)	March 30, 2019	% of Total Net Sales	March 31, 2018	% of Total Net Sales
Net sales:
U.S. Retail	$377,053	50.9%	$383,742	50.8%
U.S. Wholesale	275,367	37.2%	280,832	37.1%
International	88,637	12.0%	91,212	12.1%
Total net sales	$741,057	100.0%	$755,786	100.0%

Operating income:		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail(1)	$23,949	6.4%	$29,518	7.7%
U.S. Wholesale(2)	55,456	20.1%	50,272	17.9%
International(3)	4,958	5.6%	3,762	4.1%
Corporate expenses(4)(5)	(23,604)		(23,243)
Total operating income	$60,759	8.2%	$60,309	8.0%

(1)	Fiscal quarter ended March 31, 2018 includes insurance recovery of approximately $0.4 million associated with storm-related store closures.

(2)	Includes approximately $12.8 million of charges related to a customer bankruptcy for the first fiscal quarter ended March 31, 2018.

(3)	Fiscal quarter ended March 30, 2019 includes a benefit of $2.1 million related to sale of inventory previously reserved in China.

(4)	Fiscal quarter ended March 30, 2019 includes $1.6 million in charges related to organizational restructuring.

(5)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

NOTE 16 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2019 or any other future period, assessment of our performance and financial position, and drivers of our sales and earnings growth. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.
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
Our vision is to be the leader in baby and young children's apparel and accessories, and to consistently provide high-quality products at a compelling value to consumers. Our multi-channel, global business model - which includes retail stores, eCommerce and wholesale channels - enables us to reach a broad range of consumers around the world. We have extensive experience in the young children's apparel and accessories market and focus on delivering products that satisfy our consumers' needs.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2018 fiscal year ended December 29, 2018.
Segments
The three segments we use to manage and evaluate our performance are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail and online stores. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale customers. Finally, our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores in Canada and Mexico, our eCommerce site in Canada, and sales to our international wholesale customers and licensees.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net sales
U.S. Retail	50.9%	50.8%
U.S. Wholesale	37.2%	37.2%
International	12.0%	12.1%

Consolidated net sales	100.0%	100.0%
Cost of goods sold	57.4%	56.0%

Gross profit	42.6%	44.0%
Royalty income	1.2%	1.1%
Selling, general, and administrative expenses	35.6%	37.1%

Operating income	8.2%	8.0%
Interest expense	1.3%	1.1%
Interest income	n/m	n/m
Other expense (income), net	n/m	(0.1)%
Loss on extinguishment of debt	1.1%	n/m

Income before income taxes	5.9%	7.0%
Provision for income taxes	1.3%	1.4%
Net income	4.7%	5.6%
n/m - not material.
Note: Results may not be additive due to rounding.
Comparable Retail Sales Metrics
Our management's discussion and analysis includes comparable sales metrics for our company-owned retail stores and our eCommerce sites in our U.S. Retail and International segments.
Our method of calculating comparable sales may not be the same as that of other retailers, as methods vary across the retail industry.
FIRST FISCAL QUARTER ENDED MARCH 30, 2019 COMPARED TO FIRST FISCAL QUARTER ENDED MARCH 31, 2018
Consolidated Net Sales
In the first quarter of fiscal 2019, consolidated net sales decreased $14.7 million, or 1.9%, to $741.1 million from $755.8 million in the first quarter of fiscal 2018. Changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, had an unfavorable impact on our consolidated net sales of approximately $3.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended
(dollars in thousands)	March 30, 2019	% of Total	March 31, 2018	% of Total
Net sales:
U.S. Retail	$377,053	50.9%	$383,742	50.8%
U.S. Wholesale	275,367	37.2%	280,832	37.1%
International	88,637	12.0%	91,212	12.1%
Total net sales	$741,057	100.0%	$755,786	100.0%
Note: Percentages may not be additive due to rounding.
U.S. Retail Sales
Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

	Store Count
Region:	March 30, 2019	December 29, 2018
United States	834	844(*)

(*)	Excludes five temporary Skip Hop stores that were closed in January 2019.
Comparable Net Sales for our U.S. Retail segment
Comparable retail net sales decreased 3.7% during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 primarily due to a decline in comparable retail store net sales, partially offset by eCommerce sales growth.
Compared to the first fiscal quarter of 2018, we believe comparable retail net sales were negatively affected in the first fiscal quarter of 2019 by reduced store traffic primarily due to the timing of the Easter holiday, persistent cold weather, and the liquidation of a competitor.
Sales Results
U.S. Retail segment net sales decreased approximately $6.7 million, or 1.7%, in the first quarter of fiscal 2019 to $377.1 million from $383.7 million in the first quarter of fiscal 2018. This decrease in net sales primarily reflected a/an:

•	Decrease of $18.6 million in comparable retail store sales, primarily as a result of lower traffic;

•	Decrease of $6.3 million due to the effect of store closings;

•	Increase of $12.9 million from new retail stores that are not yet comparable; and

•	Increase of $4.5 million from eCommerce sales.
U.S. Wholesale Sales
U.S. Wholesale segment net sales decreased approximately $5.5 million, or 1.9%, in the first quarter of fiscal 2019 to $275.4 million from $280.8 million in the first quarter of fiscal 2018. This decline reflected a 3.1% decrease in the number of units shipped, which was primarily the result of the loss of sales to bankrupt customers in fiscal 2018, partially offset by a 1.2% increase in the average price per unit.
International Sales
Store Count Data for Company-Operated Retail Stores in our International segment

	Store Count
Region:	March 30, 2019	December 29, 2018
Canada	187	188
Mexico	42	42
Comparable Net Sales for our International segment
Compared to the first quarter of fiscal 2018, our Canadian comparable retail sales decreased 6.5% in the first quarter of fiscal 2019. We believe comparable retail net sales were negatively affected in the first fiscal quarter of 2019 primarily by the timing of the Easter holiday and persistent cold weather.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Sales Results
International segment net sales decreased approximately $2.6 million, or 2.8%, in the first quarter of fiscal 2019 to $88.6 million from $91.2 million in the first quarter of fiscal 2018. Changes in foreign currency exchange rates used for translation had an unfavorable impact on International segment net sales of approximately $3.0 million in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.
The $2.6 million decrease in net sales in our International segment primarily reflected a/an:

•	Decrease of $5.1 million from our Canada stores and wholesale business, partially offset by eCommerce sales growth;

•	Decrease of $0.9 million from sales in China, primarily due to transitioning eCommerce and wholesale operations to a full licensing model; and

•	Increase of $2.8 million from international sales to customers across various regions outside of Canada, Mexico, and China.
Gross Margin and Gross Profit
Our consolidated gross margin decreased from 44.0% in the first quarter of fiscal 2018 to 42.6% in the first quarter of fiscal 2019. Our consolidated gross profit decreased $16.6 million, or 5.0%, to $315.9 million in the first quarter of fiscal 2019 from $332.5 million in the first quarter of fiscal 2018. These decreases were primarily due to changes in customer and channel mix and higher shipping costs in our eCommerce channel.
In addition to the cost of product, cost of goods sold includes expenses related to the merchandising, design, and procurement of product. Also included are outbound shipping costs incurred in the eCommerce channel related to delivery of product to the end consumer.
Definitions of gross profit and gross margin vary across the industry and as such, our metrics may not be comparable to other companies.
Royalty Income
Royalty income for the first quarter of fiscal 2019 increased $0.6 million, or 6.9% to $8.5 million from $8.0 million in the first quarter of fiscal 2018.
Selling, General, and Administrative ("SG&A") Expenses
Consolidated SG&A expenses in the first quarter of fiscal 2019 decreased $16.5 million, or 5.9%, to $263.7 million from $280.2 million in the first quarter of fiscal 2018. As a percentage of net sales, SG&A expenses decreased from 37.1% in the first quarter of fiscal 2018 to 35.6% in the first quarter of fiscal 2019.
The decreases in SG&A expenses in the first quarter of fiscal 2019 primarily reflected a:

•	$14.0 million decrease in provisions for accounts receivable, primarily attributable to the absence of customer bankruptcy-related charges incurred in the first fiscal quarter of 2018;

•	$1.8 million decrease in expenses due to the China business model change;

•	$1.6 million decrease in expenses related to employee benefits;

•	$1.3 million decrease in marketing expenses;

•	$1.6 million in severance associated with an organizational restructuring; and

•	$1.6 million increase in distribution and freight costs.
Operating Income
Consolidated operating income increased $0.5 million, or 0.7%, to $60.8 million in the first quarter of fiscal 2019 from $60.3 million in the first quarter of fiscal 2018.
Consolidated operating margin increased from 8.0% in the first quarter of fiscal 2018 to 8.2% in the first quarter of fiscal 2019.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The table below summarizes the changes in each of our segment's operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income (loss) for the first quarter of fiscal 2018	$29,518	$50,272	$3,762	$(23,243)	$60,309
Favorable (unfavorable) change in the first quarter of fiscal 2019
Gross profit	(5,301)	(10,386)	(1,160)	237	(16,610)
Royalty income	407	5	138	—	550
SG&A expenses	(675)	15,565	2,218	(598)	16,510
Operating income (loss) for the first quarter of fiscal 2019	$23,949	$55,456	$4,958	$(23,604)	$60,759
The following table presents changes in the operating margin for each of our three operating segments expressed in basis points ("bps") relative to net sales.

	U.S. Retail	U.S. Wholesale	International
Operating margin for the first quarter of fiscal 2018	7.7%	17.9%	4.1%
Favorable (unfavorable) bps change in the first quarter of fiscal 2019
Gross profit	(40) bps	(320) bps	—
Royalty income	10 bps	—	20 bps
SG&A expenses	(100) bps	540 bps	130 bps
Operating margin for the first quarter of fiscal 2019	6.4%	20.1%	5.6%
U.S. Retail Operating Income
U.S. Retail segment operating income decreased by $5.6 million, or 18.9%, to $23.9 million in the first quarter of fiscal 2019 from $29.5 million in the first quarter of fiscal 2018. This segment's operating margin decreased 130 bps from 7.7% in the first quarter of fiscal 2018 to 6.4% in the first quarter of fiscal 2019. The primary drivers of the change in operating margin were a:

•	40 bps decrease in gross profit, primarily due to higher product costs, including eCommerce shipping costs, partially offset by a higher average price per unit;

•	100 bps increase in SG&A expenses, primarily due to a:

•	70 bps increase in expenses associated with new retail stores;

•	40 bps increase in distribution and freight expense;

•	30 bps increase in expenses related to eCommerce growth; and

•	30 bps decrease in marketing investments.
U.S. Wholesale Operating Income
U.S. Wholesale segment operating income in the first quarter of fiscal 2019 increased $5.2 million, or 10.3%, to $55.5 million from $50.3 million in the first quarter of fiscal 2018. The segment's operating margin increased 220 bps from 17.9% in the first quarter of fiscal 2018 to 20.1% in the first quarter of fiscal 2019. The primary drivers of the change in operating margin were a:

•	320 bps decrease in gross profit, primarily due to changes in customer mix and higher provisions for inventory; and

•	540 bps decrease in SG&A expenses, primarily due to the absence of a provision for a customer bankruptcy that occurred in the first fiscal quarter of 2018.
International Operating Income
International segment operating income increased by $1.2 million, or 31.8%, to $5.0 million in the first quarter of fiscal 2019 from $3.8 million in the first quarter of fiscal 2018. This segment's operating margin increased 150 bps from 4.1% in the first quarter of fiscal 2018 to 5.6% in the first quarter of fiscal 2019. The primary drivers of the change in operating margin were:

•	a 130 bps decrease in SG&A expenses, primarily due to the China business model change, and

•
consistent period over period gross profit relative to net sales. The benefit from the sale of inventory previously reserved in China during the first quarter of fiscal 2019 was fully offset by increased promotional activity for sales to customers across various regions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Unallocated Corporate Expenses
Unallocated corporate expenses increased by $0.4 million, or 1.6%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 3.1% in the first quarter of fiscal 2018 to 3.2% in the first quarter of fiscal 2019.
Interest Expense
Interest expense in the first quarter of fiscal 2019 and 2018 was $9.6 million and $8.0 million, respectively. Weighted-average borrowings for the first quarter of fiscal 2019 were approximately $639.5 million with an effective interest rate of 5.28%, compared to weighted-average borrowings for the first quarter of fiscal 2018 of $652.9 million with an effective interest rate of 4.81%. The decrease in weighted-average borrowings during the first quarter of fiscal 2019 was attributable to lower borrowings under our secured revolving credit facility.
The increase in the weighted-average interest rate for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was due primarily to a higher LIBOR rate for the outstanding borrowings on our variable-rate secured revolving credit facility during the 2019 period and incremental interest expense associated with the refinancing of the senior notes.
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
Loss on Extinguishment of Debt
During the first quarter of fiscal 2019, loss on extinguishment of debt was $7.8 million due to the early extinguishment of $400 million in aggregate principal amount, 5.25% senior notes due 2021. Concurrently, we issued $500 million in aggregate principal amount, 5.625% senior notes due 2027, allowing us to extend our maturity schedule.
Income Taxes
Our consolidated effective income tax rate for the first quarter of fiscal 2019 was 21.2% compared to 19.7% for the first quarter of fiscal 2018. The higher effective rate for the first quarter of fiscal 2019 relates primarily to the impact of stock based compensation.
Net Income
Our consolidated net income for the first quarter of fiscal 2019 decreased by $8.0 million, or 18.8%, to $34.5 million compared to $42.5 million in the first quarter of fiscal 2018. These changes were due to the factors previously discussed.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and, if necessary, borrowings available under our secured revolving credit facility. We expect that these sources and access to capital markets will fund our ongoing requirements for the foreseeable future. Further, we do not expect current economic conditions to prevent us from meeting our cash requirements. These sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.
As of March 30, 2019, the Company had $160.1 million of cash and cash equivalents in major financial institutions, including $69.0 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
Balance Sheet
Net accounts receivable at March 30, 2019 were $239.2 million compared to $221.2 million at March 31, 2018 and $258.3 million at December 29, 2018. The overall increase of $18.1 million, or 8.2%, at March 30, 2019 compared to March 31, 2018 was a result of decreased provisions for accounts receivable and timing of customer receipts. Due to the seasonal nature of our

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

operations, the net accounts receivable balance at March 30, 2019 is not comparable to the net accounts receivable balance at December 29, 2018.
Inventories at March 30, 2019 were $519.8 million compared to $479.3 million at March 31, 2018 and $574.2 million at December 29, 2018. The increase of $40.4 million, or 8.4%, at March 30, 2019 compared to March 31, 2018 primarily reflects increased wholesale demand and new retail store locations, along with the timing of the Easter holiday. Due to the seasonal nature of our operations, the inventories balance at March 30, 2019 is not comparable to the inventories balance at December 29, 2018.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the first quarter of fiscal 2019 was $37.0 million compared to net cash provided by operating activities of $64.1 million in the first quarter of fiscal 2018. This decrease in operating cash flow for the 2019 period was due primarily to working capital changes and lower net income.
Net Cash Used in Investing Activities
Net cash used in investing activities was $9.4 million for the first quarter of fiscal 2019 compared to $14.4 million in the first quarter of fiscal 2018. Capital expenditures were $9.4 million in the first quarter of fiscal 2019 compared to $14.7 million in the first quarter of fiscal 2018, reflecting timing of new store openings in the 2018 fiscal period. Capital spending in the first quarter of fiscal 2019 included approximately $4.4 million for our U.S. and international retail store openings and re-modelings, $2.0 million for information technology initiatives, and $1.8 million for distribution and office facilities.
We plan to invest approximately $85 million in total capital expenditures for all of fiscal 2019, primarily for our U.S. and international retail store openings and re-modelings, information technology initiatives, and distribution facilities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $38.0 million in the first quarter of fiscal 2019 compared to $48.3 million in the first quarter of fiscal 2018. The net decrease in cash used in financing activities in the 2019 period primarily reflected the redemption of $400 million in principal amount of senior notes, the premium paid on the early extinguishment of the $400 million senior notes, a decrease in borrowings on the revolving credit facility, increased repurchases of common stock, and increased dividend payments, partially offset by the issuance of $500 million in principal amount of senior notes.
Secured Revolving Credit Facility
As of March 30, 2019, we had $131.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of March 30, 2019, approximately $614.0 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of March 30, 2019 were 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of March 30, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.87%.
As of March 30, 2019, we were in compliance with the financial and other covenants under our secured revolving credit facility.
Senior Notes
On March 14, 2019, TWCC redeemed $400 million principal amount of senior notes, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, pursuant to the optional redemption provisions of the notes, which required that TWCC pay the outstanding principal plus accrued interest and an early redemption premium of 1.31% of the outstanding principal amounts of the senior notes. This debt redemption resulted in a loss on extinguishment of debt of $7.8 million, consisting of $5.2 million of early redemption premiums and $2.6 million of unamortized debt issuance costs.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, all of which were outstanding as of March 30, 2019. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting the underwriting fees, which TWCC used to redeem the senior notes discussed above and repay borrowings under the secured revolving credit facility. Approximately $5.7 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Share Repurchases
In the first quarter of fiscal 2019, the Company repurchased and retired 460,257 shares in open market transactions for approximately $40.0 million at an average price of $86.83 per share. In the first quarter of fiscal 2018, the Company repurchased and retired 221,313 shares in open market transactions for approximately $25.2 million, at an average price of $113.84 per share.
The total remaining capacity under all remaining repurchase authorizations as of March 30, 2019 was approximately $352.6 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.
Dividends
In the first quarter of fiscal 2019, we paid quarterly cash dividends of $0.50 per share. In the first quarter of fiscal 2018, we paid quarterly cash dividends of $0.45 per share. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.
As disclosed in our most recent Annual Report on Form 10-K for the 2018 fiscal year ended December 29, 2018, provisions in our secured revolving credit facility could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.
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
Our critical accounting policies and estimates are described under the heading "Critical Accounting Policies and Estimates" in Item 7 of our most recent Annual Report on Form 10-K for the 2018 fiscal year ended December 29, 2018. Our critical accounting policies and estimates are those policies that require management's most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K, except for the effects that the adoption of ASC 842, Leases, had on our policies as disclosed under the header "Accounting Policies" in Note 2, Basis of Presentation, to the accompanying unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
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
Fluctuations in currency exchange rates, primarily between the U.S. dollar and the currencies of Canada, Mexico, Hong Kong, and the United Kingdom, may affect our results of operations, financial position, and cash flows. Transactions by certain foreign subsidiaries may be denominated in currencies other than that entity's functional currency. Foreign currency transaction gains and losses also include the impact of non-current intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within Other income/expense, net.
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, some of our foreign operations may use currency forward contracts from time to time to hedge the foreign currency exchange risk associated with purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this strategy, we primarily use foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our variable rate borrowings outstanding as of March 30, 2019 were $131.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $1.3 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 30, 2019.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended March 30, 2019 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended March 30, 2019.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Form 10-K for the 2018 fiscal year ended December 29, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the first quarter of fiscal 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
December 30, 2018 through January 26, 2019	177,117	$81.28	177,117	$378,217,140

January 27, 2019 through February 23, 2019	157,220	$83.83	126,494	$367,613,000

February 24, 2019 through March 30, 2019	169,764	$95.54	156,646	$352,646,702

Total	504,101		460,257

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 43,844 shares surrendered between January 27, 2019 and March 30, 2019.

(2)
Share purchases during the first quarter of fiscal 2019 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(3)	Under share repurchase authorizations approved by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
N/A
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

1.1	Purchase Agreement, dated February 28, 2019, by and among The William Carter Company, certain guarantors from time to time party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated
3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-Laws of Carter's, Inc. (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
4.1
Indenture, dated March 14, 2019, by and among The William Carter Company, certain guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Carter's, Inc.'s Current Report on Form 8-K filed on March 14, 2019).

4.2	Form of 5.625% Senior Notes due 2027 (included in Exhibit 4.1).
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

April 30, 2019	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

April 30, 2019	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)