Form 10-Q
period 2019-06-29
CARTERS INC
filed 2019-07-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR
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
(678) 791-1000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	CRI	New York Stock Exchange
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of July 19, 2019, there were 44,739,223 shares of the registrant's common stock outstanding.

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 29, 2019, December 29, 2018 and June 30, 2018	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended June 29, 2019 and June 30, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and two fiscal quarters ended June 29, 2019 and June 30, 2018	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the fiscal quarters ended June 29, 2019, March 30, 2019, June 30, 2018 and March 31, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended June 29, 2019 and June 30, 2018	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	29

Part II. Other Information

Item 1	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults upon Senior Securities	32
Item 4	Mine Safety Disclosures	32
Item 5	Other Information	32
Item 6	Exhibits	32

Signatures		33

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 29, 2019	December 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$118,458	$170,077	$183,202
Accounts receivable, net	168,176	258,259	152,517
Finished goods inventories, net	697,559	574,226	663,263
Prepaid expenses and other current assets	56,813	40,396	51,955
Total current assets	1,041,006	1,042,958	1,050,937
Property, plant, and equipment, net of accumulated depreciation of $486,319, $448,898, and $430,834, respectively	333,600	350,437	364,223
Operating lease assets	705,631	—	—
Tradenames, net	365,567	365,692	365,817
Goodwill	228,860	227,101	228,555
Customer relationships, net	42,825	44,511	46,222
Other assets	29,671	28,159	27,775
Total assets	$2,747,160	$2,058,858	$2,083,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$232,869	$199,076	$216,931
Current operating lease liabilities	154,719	—	—
Other current liabilities	85,483	128,345	95,685
Total current liabilities	473,071	327,421	312,616

Long-term debt	604,377	593,264	682,778
Deferred income taxes	91,190	87,347	85,755
Long-term operating lease liabilities	688,650	—	—
Other long-term liabilities	61,975	181,393	192,051
Total liabilities	$1,919,263	$1,189,425	$1,273,200

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 29, 2019, December 29, 2018, and June 30, 2018	$—	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 44,868,563, 45,629,014 and 46,565,443 shares issued and outstanding at June 29, 2019, December 29, 2018 and June 30, 2018, respectively	449	456	466
Accumulated other comprehensive loss	(36,561)	(40,839)	(35,532)
Retained earnings	864,009	909,816	845,395
Total stockholders' equity	827,897	869,433	810,329
Total liabilities and stockholders' equity	$2,747,160	$2,058,858	$2,083,529
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$734,384	$696,197	$1,475,442	$1,451,983
Cost of goods sold	411,388	386,239	836,579	809,548
Gross profit	322,996	309,958	638,863	642,435
Royalty income, net	9,635	10,355	18,179	18,349
Selling, general, and administrative expenses	268,155	263,343	531,807	543,505
Operating income	64,476	56,970	125,235	117,279
Interest expense	9,072	7,937	18,701	15,922
Interest income	(509)	(225)	(737)	(391)
Other expense (income), net	202	975	(9)	593
Loss on extinguishment of debt	—	—	7,823	—
Income before income taxes	55,711	48,283	99,457	101,155
Provision for income taxes	11,774	11,015	21,054	21,418
Net income	$43,937	$37,268	$78,403	$79,737

Basic net income per common share	$0.97	$0.80	$1.73	1.70
Diluted net income per common share	$0.97	$0.79	$1.72	1.68
Dividend declared and paid per common share	$0.50	$0.45	$1.00	0.90
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$43,937	$37,268	$78,403	$79,737
Other comprehensive income:
Foreign currency translation adjustments	2,867	(4,677)	5,778	(6,439)
Comprehensive income	$46,804	$32,591	$84,181	$73,298
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	95,006	1	4,768	—	—	4,769
Withholdings from vesting of restricted stock	(55,164)	(1)	(6,582)	—	—	(6,583)
Restricted stock activity	116,701	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,944	—	—	4,944
Repurchases of common stock	(221,313)	(2)	(3,129)	—	(22,064)	(25,195)
Cash dividends declared and paid	—	—	—	—	(21,244)	(21,244)
Comprehensive income	—	—	—	(1,762)	42,469	40,707
Balance at March 31, 2018	47,113,576	$471	$—	$(30,855)	$885,198	$854,814
Exercise of stock options	47,081	1	2,606	—	—	2,607
Withholdings from vesting of restricted stock	(769)	—	(84)	—	—	(84)
Restricted stock activity	4,869	—	—	—	—	—
Stock-based compensation expense	—	—	5,322	—	—	5,322
Repurchases of common stock	(599,314)	(6)	(7,844)	—	(56,048)	(63,898)
Cash dividends declared and paid	—	—	—	—	(21,023)	(21,023)
Comprehensive income	—	—	—	(4,677)	37,268	32,591
Balance at June 30, 2018	46,565,443	$466	$—	$(35,532)	$845,395	$810,329

Balance at December 29, 2018	45,629,014	$456	$—	$(40,839)	$909,816	$869,433
Exercise of stock options	72,192	1	4,779	—	—	4,780
Withholdings from vesting of restricted stock	(43,844)	—	(4,077)	—	—	(4,077)
Restricted stock activity	182,722	2	(2)	—	—	—
Stock-based compensation expense	—	—	4,613	—	—	4,613
Repurchase of common stock	(460,257)	(5)	(5,313)	—	(34,648)	(39,966)
Cash dividends declared and paid	—	—	—	—	(22,756)	(22,756)
Comprehensive income	—	—	—	2,911	34,466	37,377
Reclassification of tax effects(*)	—	—	—	(1,500)	1,500	—
Balance at March 30, 2019	45,379,827	$454	$—	$(39,428)	$888,378	$849,404
Exercise of stock options	26,264	—	1,566	—	—	1,566
Withholdings from vesting of restricted stock	(505)	—	(49)	—	—	(49)
Restricted stock activity	8,597	—	—	—	—	—
Stock-based compensation expense	—	—	5,194	—	—	5,194
Repurchase of common stock	(545,620)	(5)	(6,711)	—	(45,761)	(52,477)
Cash dividends declared and paid	—	—	—	—	(22,545)	(22,545)
Comprehensive income	—	—	—	2,867	43,937	46,804
Balance at June 29, 2019	44,868,563	$449	$—	$(36,561)	$864,009	$827,897

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

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$78,403	$79,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	44,991	41,989
Amortization of intangible assets	1,874	1,845
Amortization of debt issuance costs	737	865
Stock-based compensation expense	9,807	10,266
Unrealized foreign currency exchange (gain) loss, net	(142)	202
Provisions for (recoveries of) doubtful accounts receivable from customers	(2,869)	11,511
Loss on extinguishment of debt	7,823	—
Loss on disposal of property, plant, and equipment, net of recoveries	385	478
Deferred income taxes	4,268	1,400
Effect of changes in operating assets and liabilities:
Accounts receivable	93,315	76,364
Finished goods inventories	(120,446)	(117,469)
Prepaid expenses and other assets	(722,312)	129
Accounts payable and other liabilities	708,631	(4,254)
Net cash provided by operating activities	$104,465	$103,063

Cash flows from investing activities:
Capital expenditures	$(24,992)	$(31,750)
Acquisitions of businesses, net of cash acquired	—	96
Disposals and recoveries from property, plant, and equipment	749	373
Net cash used in investing activities	$(24,243)	$(31,281)

Cash flows from financing activities:
Proceeds from senior notes due 2027	$500,000	$—
Payment of senior notes due 2021	(400,000)	—
Premiums paid to extinguish debt	(5,252)	—
Payment of debt issuance costs	(5,793)	—
Borrowings under secured revolving credit facility	80,000	150,000
Payments on secured revolving credit facility	(166,000)	(85,000)
Repurchases of common stock	(92,443)	(89,093)
Dividends paid	(45,260)	(42,267)
Withholdings from vestings of restricted stock	(4,126)	(6,667)
Proceeds from exercises of stock options	6,346	7,376
Net cash used in financing activities	(132,528)	(65,651)

Effect of exchange rate changes on cash and cash equivalents	687	(1,423)
Net (decrease) / increase in cash and cash equivalents	(51,619)	4,708
Cash and cash equivalents, beginning of period	170,077	178,494
Cash and cash equivalents, end of period	$118,458	$183,202
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear under the Carter's, Child of Mine, Just One You, Precious Firsts, Precious Baby, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies. As of June 29, 2019, the Company operated 1,064 retail stores in the United States, Canada, and Mexico.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended June 29, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 28, 2019.
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
Leases
At the beginning of fiscal 2019, the Company adopted the provisions of ASC No. 842, Leases ("ASC 842"), using a modified retrospective approach as an optional transition method. This approach allows the Company to apply the standard and related disclosures to the financial statements for the period of adoption and to apply the old guidance in the comparative periods.
The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements or statement of cash flows. The most significant impact was the recognition of right of use ("ROU") assets and lease liabilities for operating leases. Finance leases are not material to the Company's consolidated balance sheets, consolidated income statements or statement of cash flows.
Financial Presentation
The Company determines if an arrangement is a lease at its inception. Operating leases are included in operating lease assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Policy Elections
Practical Expedient Package - The Company has elected the following expedients and applied them consistently to all leases:

◦	The Company will not revisit whether a contract is, or contains, a lease under the ASC 842 definition of a lease.

◦	The lease classification determined under prior guidance will not be reevaluated under ASC 842.

◦	Previously capitalized initial direct costs under prior guidance will be carried forward. Any initial direct costs after the effective date will be included within the ROU asset under ASC 842.
Portfolio approach - In general, the Company accounts for the underlying leased asset and applies a discount rate at the lease level. However, there are certain non-real estate leases for which the Company utilizes the portfolio method by aggregating similar leased assets based on the underlying lease term.
Non-lease component - The Company has lease agreements with lease and non-lease components. The Company has elected a policy to account for lease and non-lease components as a single component for all asset classes.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
In the first quarter of fiscal 2019, the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The adoption of ASU 2018-02 allowed the Company to move "stranded" tax amounts from its accumulated other comprehensive loss to retained earnings. The effect of the adoption of ASU 2018-02 was not material to the Company's financial position and did not have an effect on the Company's consolidated results of operations or cash flows.
NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for the second quarter and two quarters ended fiscal 2019 and 2018 were as follows:

	Fiscal quarter ended June 29, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$229,091	$24,742	$253,833
Direct-to-consumer	423,128	—	57,423	480,551
	$423,128	$229,091	$82,165	$734,384

Royalty income	$4,452	$4,162	$1,021	$9,635

	Two fiscal quarters ended June 29, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$504,458	$65,530	$569,988
Direct-to-consumer	800,182	—	105,272	905,454
	$800,182	$504,458	$170,802	$1,475,442

Royalty income	$6,443	$10,012	$1,724	$18,179

	Fiscal quarter ended June 30, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$209,476	$25,169	$234,645
Direct-to-consumer	402,021	—	59,531	461,552
	$402,021	$209,476	$84,700	$696,197

Royalty income	$4,426	$4,957	$972	$10,355

	Two fiscal quarters ended June 30, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$490,309	$62,882	$553,191
Direct-to-consumer	785,762	—	113,030	898,792
	$785,762	$490,309	$175,912	$1,451,983

Royalty income	$6,011	$10,802	$1,536	$18,349

Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	June 29, 2019	December 29, 2018	June 30, 2018
Trade receivables from wholesale customers, net	$157,808	$244,258	$138,952
Royalties receivable	8,469	9,279	8,824
Tenant allowances and other receivables	12,273	16,588	12,168
Total gross receivables	$178,550	$270,125	$159,944
Less:
Wholesale accounts receivable reserves	(10,374)	(11,866)	(7,427)
Accounts receivable, net	$168,176	$258,259	$152,517

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Assets and Liabilities
The Company's contract assets are not material.
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	June 29, 2019	December 29, 2018	June 30, 2018
Contract liabilities - current:
Unredeemed gift cards	$13,804	$14,471	$11,072
Unredeemed customer loyalty rewards	5,610	7,764	6,164
Private label credit card - signing bonus(1)	714	714	—
Total contract liabilities - current(2)	$20,128	$22,949	$17,236

(1)
Private label credit card - signing bonus - reflects the amount that the Company received as an upfront signing bonus from the third-party financial institution for the private label credit card program. The amount is recognized as revenue on a straight-line basis over the term of the agreement.

(2)	Included with Other current liabilities on the Company's consolidated balance sheet.
The Company's long-term contract liabilities are not material.
NOTE 4 - LEASES
We have operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of June 29, 2019, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations or statement of cash flows.
The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations for the second quarter and two quarters of fiscal 2019:

	Fiscal quarter ended	Two fiscal quarters ended
(dollars in thousands)	June 29, 2019	June 29, 2019
Operating lease cost	$44,688	$87,907
Variable lease cost (*)	14,753	31,201
Net lease cost	$59,441	$119,108

(*)	Includes short-term leases, which are immaterial.
As of June 29, 2019, the weighted-average remaining operating lease term was 6.2 years and the weighted-average discount rate for operating leases was 4.45%.
Cash paid for amounts included in the measurement of operating lease liabilities in the second quarter and two quarters of fiscal 2019 was $47.9 million and $95.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 29, 2019, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2019	$95,860
2020	182,166
2021	164,884
2022	142,413
2023	117,871
After 2023	268,026
Total lease payments	$971,220
Less: Interest	(127,851)
Present value of lease liabilities(*)	$843,369

(*)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

As of June 29, 2019, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, is $33.9 million. These operating leases will commence between fiscal year 2019 and fiscal year 2023 with lease terms of 5 years to 10 years.
As of December 29, 2018, the minimum annual rental commitments under current non-cancellable operating leases were as follows:

(dollars in thousands)	Operating leases
2019	$163,963
2020	150,010
2021	134,203
2022	116,773
2023	102,487
Thereafter	235,731
Total	$903,167

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	June 29, 2019	December 29, 2018	June 30, 2018
Cumulative foreign currency translation adjustments	$(27,186)	$(32,964)	$(27,724)
Pension and post-retirement obligations(*)	(9,375)	(7,875)	(7,808)
Total accumulated other comprehensive loss	$(36,561)	$(40,839)	$(35,532)

(*)	Net of income taxes of $2.9 million, $4.4 million, and $4.4 million, respectively.
During the first two quarters of both fiscal 2019 and fiscal 2018, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill and intangible assets were as follows:

		June 29, 2019			December 29, 2018
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's goodwill	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada goodwill	Indefinite	40,496	—	40,496	38,869	—	38,869
Skip Hop goodwill	Indefinite	45,960	—	45,960	45,960	—	45,960
Carter's Mexico goodwill	Indefinite	5,834	—	5,834	5,702	—	5,702
Total goodwill		$228,860	$—	$228,860	$227,101	$—	$227,101

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800	56,800	—	56,800
Finite-life tradenames	5-20 years	3,911	$877	3,034	3,911	$752	3,159
Total tradenames, net		$366,444	$877	$365,567	$366,444	$752	$365,692

Skip Hop customer relationships	15 years	$47,300	$7,068	$40,232	$47,300	$5,480	$41,820
Carter's Mexico customer relationships	10 years	3,209	616	2,593	3,146	455	2,691
Total customer relationships, net		$50,509	$7,684	$42,825	$50,446	$5,935	$44,511

		June 30, 2018
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter's goodwill	Indefinite	$136,570	$—	$136,570
Canada goodwill	Indefinite	40,367	—	40,367
Skip Hop goodwill	Indefinite	45,984	—	45,984
Carter's Mexico goodwill	Indefinite	5,634	—	5,634
Total goodwill		$228,555	$—	$228,555

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800
Finite-life tradenames	5-20 years	3,911	$627	3,284
Total tradenames, net		$366,444	$627	$365,817

Skip Hop customer relationships	15 years	$47,300	$3,892	$43,408
Carter's Mexico customer relationships	10 years	3,031	217	2,814
Total customer relationships, net		$50,331	$4,109	$46,222

Amortization expense for intangible assets subject to amortization was approximately $0.9 million and $0.8 million for the second fiscal quarter ended June 29, 2019 and second fiscal quarter ended June 30, 2018, respectively. For the first two quarters of fiscal 2019 and fiscal 2018, amortization expense was approximately $1.9 million and $1.8 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization
2020	$3,747
2021	$3,747
2022	$3,747
2023	$3,705
2024	$3,675

NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The total aggregate remaining capacity under outstanding repurchase authorizations as of June 29, 2019 was approximately $300.2 million, based on settled repurchase transactions. The authorizations have no expiration date.
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Number of shares repurchased	545,620	599,314	1,005,877	820,627
Aggregate cost of shares repurchased (dollars in thousands)	$52,477	$63,899	$92,443	$89,093
Average price per share	$96.18	$106.62	$91.90	$108.57

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Dividends
In the second fiscal and two fiscal quarters ended June 29, 2019, the Company declared and paid cash dividends per share of $0.50 and $1.00, respectively. In the second fiscal and two fiscal quarters ended June 30, 2018, the Company declared and paid cash dividends per share of $0.45 and $0.90, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and are based on a number of factors, including the Company's future financial performance and other investment priorities.
Provisions in the Company's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock, as described in the Company's Annual Report on Form 10-K for the 2018 fiscal year ended December 29, 2018.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	June 29, 2019	December 29, 2018	June 30, 2018
Senior notes at amounts repayable	$500,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(5,623)	(2,736)	(3,222)
Senior notes, net	$494,377	$397,264	$396,778
Secured revolving credit facility	110,000	196,000	286,000
Total long-term debt, net	$604,377	$593,264	$682,778

Secured Revolving Credit Facility
As of June 29, 2019, the Company had $110.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of June 29, 2019, approximately $635.0 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.
As of June 29, 2019, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of June 29, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.78%. There were no Canadian borrowings outstanding on June 29, 2019.
As of June 29, 2019, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
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
Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, all of which were outstanding as of June 29, 2019. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and repay borrowings outstanding under the Company's secured revolving credit facility. As of June 29, 2019, approximately $5.8 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock options	$895	$1,112	$2,242	$2,456
Restricted stock:
Time-based awards	2,198	1,824	4,746	4,108
Performance-based awards	940	1,183	1,658	2,499
Stock awards	1,161	1,203	1,161	1,203
Total	$5,194	$5,322	$9,807	$10,266

The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the second fiscal quarter of 2019, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a $0.3 million increase to stock compensation expense.
NOTE 10 – INCOME TAXES
As of June 29, 2019, the Company had gross unrecognized income tax benefits of approximately $14.6 million, of which $12.5 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at June 29, 2019 were approximately $2.5 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2019 or fiscal 2020 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the second fiscal quarters ended June 29, 2019 and June 30, 2018, interest expense recorded on uncertain tax positions was not material. During the first two quarters of fiscal 2019, interest expense recorded on uncertain tax positions was $0.5 million, and during the first two quarters of fiscal 2018, interest expense recorded on uncertain tax positions was not material. The Company had approximately $2.4 million, $1.8 million, and $1.3 million of interest accrued on uncertain tax positions as of June 29, 2019, December 29, 2018, and June 30, 2018, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $17.3 million, $15.7 million, and $16.9 million at June 29, 2019, December 29, 2018, and June 30, 2018, respectively. These investments are classified as Level 1 within the fair value hierarchy. Gains on the investments in marketable securities were not material for the second fiscal quarter ended June 29, 2019 and were $0.2 million for the second fiscal quarter ended June 30, 2018. Gains on the investments in marketable securities were $1.7 million and $0.2 million for the two fiscal quarters ended June 29, 2019 and June 30, 2018, respectively. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations.
Borrowings
As of June 29, 2019, the fair value of the Company's $110.0 million in outstanding borrowings under its secured revolving credit facility approximated the carrying value.
The fair value of the Company's senior notes at June 29, 2019 was approximately $524.8 million. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $500 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	44,706,307	46,437,093	44,888,552	46,604,599
Dilutive effect of equity awards	332,070	509,545	310,479	563,137
Diluted number of common and common equivalent shares outstanding	45,038,377	46,946,638	45,199,031	47,167,736

Basic net income per common share (in thousands, except per share data):
Net income	$43,937	$37,268	$78,403	$79,737
Income allocated to participating securities	(396)	(276)	(685)	(600)
Net income available to common shareholders	$43,541	$36,992	$77,718	$79,137

Basic net income per common share	$0.97	$0.80	$1.73	$1.70

Diluted net income per common share (in thousands, except per share data):
Net income	$43,937	$37,268	$78,403	$79,737
Income allocated to participating securities	(395)	(274)	(683)	(596)
Net income available to common shareholders	$43,542	$36,994	$77,720	$79,141

Diluted net income per common share	$0.97	$0.79	$1.72	$1.68

Anti-dilutive awards excluded from diluted earnings per share computation	311,300	332,448	513,742	254,417
NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	June 29, 2019	December 29, 2018	June 30, 2018
Income taxes payable	7,600	17,415	4,301
Accrued employee benefits	10,331	16,421	10,663
Accrued and deferred rent	333	19,120	18,702

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	June 29, 2019	December 29, 2018	June 30, 2018
Deferred lease incentives	$—	$72,345	$75,431

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated.

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 29, 2019	% of Total Net Sales	June 30, 2018	% of Total Net Sales	June 29, 2019	% of Total Net Sales	June 30, 2018	% of Total Net Sales
Net sales:
U.S. Retail	$423,128	57.6%	$402,021	57.7%	$800,182	54.2%	$785,762	54.1%
U.S. Wholesale	229,091	31.2%	209,476	30.1%	504,458	34.2%	490,309	33.8%
International	82,165	11.2%	84,700	12.2%	170,802	11.6%	175,912	12.1%
Total net sales	$734,384	100.0%	$696,197	100.0%	$1,475,442	100.0%	$1,451,983	100.0%

Operating income:		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail(1)(2)	$51,146	12.1%	$45,428	11.3%	$75,095	9.4%	$74,947	9.5%
U.S. Wholesale(3)	35,335	15.4%	30,338	14.5%	90,791	18.0%	80,610	16.4%
International(4)	4,257	5.2%	4,312	5.1%	9,216	5.4%	8,073	4.6%
Corporate expenses(5)(6)	(26,262)		(23,108)		(49,867)		(46,351)
Total operating income	$64,476	8.8%	$56,970	8.2%	$125,235	8.5%	$117,279	8.1%

(1)	Fiscal quarter and two fiscal quarters ended June 29, 2019 includes a $0.7 million reversal of retail store restructuring costs previously recorded during the third quarter of fiscal 2017.

(2)	Two fiscal quarters ended June 30, 2018 includes insurance recovery of approximately $0.4 million associated with storm-related store closures.

(3)	Includes approximately $12.8 million of charges related to a customer bankruptcy for the two fiscal quarters ended June 30, 2018.

(4)	Two fiscal quarters ended June 29, 2019 includes a benefit of $2.1 million related to sale of inventory previously reserved in China.

(5)	Two fiscal quarters ended June 29, 2019 includes $1.6 million in charges related to organizational restructuring.

(6)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

NOTE 16 – PENDING ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2016-13 will be effective for the Company at the beginning of fiscal 2020 with early adoption permitted for fiscal 2019, including interim periods therein. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended		Two fiscal quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales
U.S. Retail	57.6%	57.7%	54.2%	54.1%
U.S. Wholesale	31.2%	30.1%	34.2%	33.8%
International	11.2%	12.2%	11.6%	12.1%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.0%	55.5%	56.7%	55.8%

Gross profit	44.0%	44.5%	43.3%	44.2%
Royalty income	1.3%	1.5%	1.2%	1.3%
Selling, general, and administrative expenses	36.5%	37.8%	36.0%	37.4%

Operating income	8.8%	8.2%	8.5%	8.1%
Interest expense	1.2%	1.1%	1.3%	1.1%
Interest income	n/m	n/m	n/m	n/m
Other expense (income), net	n/m	0.1%	n/m	n/m
Loss on extinguishment of debt	—%	—%	0.5%	—%

Income before income taxes	7.6%	6.9%	6.7%	7.0%
Provision for income taxes	1.6%	1.6%	1.4%	1.5%
Net income	6.0%	5.4%	5.3%	5.5%
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
SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 29, 2019 COMPARED TO SECOND FISCAL QUARTER AND TWO FISCAL QUARTERS ENDED JUNE 30, 2018
Consolidated Net Sales
In the second quarter of fiscal 2019, consolidated net sales increased $38.2 million, or 5.5%, to $734.4 million from $696.2 million in the second quarter of fiscal 2018. For the first two quarters of fiscal 2019, consolidated net sales increased $23.5 million, or 1.6%, to $1.48 billion from $1.45 billion in the first two quarters of fiscal 2018. The increases for the fiscal quarter and year-to-date periods in fiscal 2019 were primarily driven by growth in our U.S. Retail and U.S. Wholesale segments, partially offset by a decrease in net sales in our International segment. Changes in foreign currency exchange rates used for translation in the second quarter and first two quarters of fiscal 2019, as compared to the second quarter and first two quarters of fiscal 2018, had an unfavorable effect on our consolidated net sales of approximately $2.1 million and $5.1 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 29, 2019	% of Total	June 30, 2018	% of Total	June 29, 2019	% of Total	June 30, 2018	% of Total
Net sales:
U.S. Retail	$423,128	57.6%	$402,021	57.7%	$800,182	54.2%	$785,762	54.1%
U.S. Wholesale	229,091	31.2%	209,476	30.1%	504,458	34.2%	490,309	33.8%
International	82,165	11.2%	84,700	12.2%	170,802	11.6%	175,912	12.1%
Total net sales	$734,384	100.0%	$696,197	100.0%	$1,475,442	100.0%	$1,451,983	100.0%
Note: Percentages may not be additive due to rounding.
U.S. Retail Sales
Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

	Store Count
Region:	June 29, 2019	December 29, 2018
United States	833	844(*)

(*)	Excludes five temporary Skip Hop stores that were closed in January 2019.
Comparable Net Sales for our U.S. Retail segment
Comparable retail net sales increased 3.8% during the second quarter and 0.1% during the first two quarters of fiscal 2019 compared to the corresponding periods in fiscal 2018.
Compared to the second fiscal quarter of 2018, we believe comparable retail net sales were positively affected in the second fiscal quarter of 2019 by the timing of the Easter holiday and increased traffic to our eCommerce website.
Compared to the first two quarters of fiscal 2018, we believe comparable retail net sales were positively affected in the first two quarters of fiscal 2019 by increased traffic to our eCommerce website, partially offset by persistent cold weather in the first fiscal quarter of 2019 and the liquidation of a competitor.
Sales Results
U.S. Retail segment net sales increased approximately $21.1 million, or 5.3%, in the second quarter of fiscal 2019 to $423.1 million from $402.0 million in the second quarter of fiscal 2018. This increase in net sales primarily reflected a/an:

•	Increase of $12.6 million from new retail stores that are not yet comparable;

•	Increase of $7.5 million from eCommerce sales, primarily as a result of increased traffic;

•	Increase of $7.5 million in comparable retail store sales, benefiting from the timing of the Easter holiday; and

•	Decrease of $7.7 million due to the effect of store closings.
U.S. Retail segment net sales increased approximately $14.4 million, or 1.8%, in the first two quarters of fiscal 2019 to $800.2 million from $785.8 million in the first two quarters of fiscal 2018. This increase in net sales primarily reflected a/an:

•	Increase of $25.5 million from new retail stores that are not yet comparable;

•	Increase of $12.1 million from eCommerce sales, primarily as a result of increased traffic;

•	Decrease of $14.0 million due to the effect of store closings; and

•	Decrease of $11.0 million in comparable retail store sales, primarily as a result of lower traffic.

U.S. Wholesale Sales
U.S. Wholesale segment net sales increased approximately $19.6 million, or 9.4%, in the second quarter of fiscal 2019 to $229.1 million from $209.5 million in the second quarter of fiscal 2018. This increase reflected a 7.7% increase in the number of units shipped and a 1.6% increase in the average price per unit.
U.S. Wholesale segment net sales increased approximately $14.1 million, or 2.9%, in the first two quarters of fiscal 2019 to $504.5 million from $490.3 million in the first two quarters of fiscal 2018. This increase reflected a 1.5% increase in the number of units shipped and a 1.3% increase in the average price per unit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

International Sales
Store Count Data for Company-Operated Retail Stores in our International segment

	Store Count
Region:	June 29, 2019	December 29, 2018
Canada	189	188
Mexico	42	42
Comparable Net Sales for our International segment
Compared to the second quarter of fiscal 2018, our Canadian comparable retail sales increased 0.9% in the second quarter of fiscal 2019. Compared to the first two quarters of fiscal 2018, our Canadian comparable retail sales decreased 2.6% in the first two quarters of fiscal 2019.
Compared to the second fiscal quarter of 2018, we believe comparable retail net sales were positively affected in the second fiscal quarter of 2019 by the timing of the Easter holiday.
Compared to the first two quarters of fiscal 2018, we believe comparable retail net sales were negatively affected in the first two quarters of 2019 by reduced traffic due to persistent cold weather.
Sales Results
International segment net sales decreased approximately $2.5 million, or 3.0%, in the second quarter of fiscal 2019 to $82.2 million from $84.7 million in the second quarter of fiscal 2018. Changes in foreign currency exchange rates used for translation had an unfavorable effect on International segment net sales of approximately $2.1 million in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018.
The $2.5 million decrease in net sales in our International segment primarily reflected a/an:

•	Decrease of $2.6 million from sales in China due to transitioning eCommerce and wholesale operations to a full licensing model;

•	Decrease of $0.8 million from international sales to customers across various regions outside of Canada, Mexico, and China; and

•	Increase of $1.1 million from our Mexico stores and wholesale business.
International segment net sales decreased approximately $5.1 million, or 2.9%, in the first two quarters of fiscal 2019 to $170.8 million from $175.9 million in the first two quarters of fiscal 2018. Changes in foreign currency exchange rates used for translation had an unfavorable impact on International segment net sales of approximately $5.1 million in the first two quarters of fiscal 2019 compared to the first two quarters of fiscal 2018.
The $5.1 million decrease in net sales in our International segment primarily reflected a/an:

•	Decrease of $5.3 million from our Canada stores and wholesale business, partially offset by eCommerce sales growth;

•	Decrease of $3.5 million from sales in China, primarily due to transitioning eCommerce and wholesale operations to a full licensing model;

•	Increase of $1.9 million from international sales to customers across various regions outside of Canada, Mexico, and China; and

•	Increase of $1.8 million from our Mexico stores and wholesale business.
Gross Margin and Gross Profit
Our consolidated gross margin decreased from 44.5% in the second quarter of fiscal 2018 to 44.0% in the second quarter of fiscal 2019. Our consolidated gross profit increased $13.0 million, or 4.2%, to $323.0 million in the second quarter of fiscal 2019 from $310.0 million in the second quarter of fiscal 2018. The decrease in gross margin was primarily due to changes in customer and channel mix, higher shipping costs in our eCommerce channel, and higher product costs, which was partially offset by lower provisions for inventory.
Our consolidated gross margin decreased from 44.2% in the first two quarters of fiscal 2018 to 43.3% in the first two quarters of fiscal 2019. Our consolidated gross profit decreased $3.6 million, or 0.6%, to $638.9 million in the first two quarters of fiscal 2019 from $642.4 million in the first two quarters of fiscal 2018. These decreases were primarily due to changes in customer

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and channel mix, higher shipping costs in our eCommerce channel, and higher product costs, which was partially offset by lower provisions for inventory.
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
Royalty Income
Royalty income for the second quarter of fiscal 2019 decreased $0.7 million, or 7.0% to $9.6 million from $10.4 million in the second quarter of fiscal 2018.
Royalty income for the first two quarters of fiscal 2019 decreased $0.2 million, or 0.9% to $18.2 million from $18.3 million in the first two quarters of fiscal 2018.
Selling, General, and Administrative ("SG&A") Expenses
Consolidated SG&A expenses in the second quarter of fiscal 2019 increased $4.8 million, or 1.8%, to $268.2 million from $263.3 million in the second quarter of fiscal 2018. As a percentage of net sales, SG&A expenses decreased from 37.8% in the second quarter of fiscal 2018 to 36.5% in the second quarter of fiscal 2019.
The increase in SG&A expenses in the second quarter of fiscal 2019 primarily reflected a:

•	$3.6 million increase in expenses related to the U.S. retail business;

•	$2.0 million increase in distribution costs;

•	$1.5 million increase in performance based compensation;

•	$1.8 million increase due to the receipt of insurance recoveries that occurred in the second quarter of fiscal 2018;

•	$2.8 million decrease in expenses due to the China business model change; and

•	$2.2 million decrease in marketing expenses.

Consolidated SG&A expenses in the first two quarters of fiscal 2019 decreased $11.7 million, or 2.2%, to $531.8 million from $543.5 million in the first two quarters of fiscal 2018. As a percentage of net sales, SG&A expenses decreased from 37.4% in the first two quarters of fiscal 2018 to 36.0% in the first two quarters of fiscal 2019.
The decrease in SG&A expenses in the first two quarters of fiscal 2019 primarily reflected a:

•	$14.8 million decrease in provisions for accounts receivable, primarily attributable to the absence of customer bankruptcy-related charges incurred in the first quarter of fiscal 2018;

•	$5.0 million decrease in expenses due to the China business model change;

•	$3.5 million decrease in marketing expenses;

•	$4.6 million increase in expenses related to the U.S. retail business;

•	$3.0 million increase in distribution costs;

•	$1.6 million in severance associated with an organizational restructuring; and

•	$1.4 million increase in information technology investments.
Operating Income
Consolidated operating income increased $7.5 million, or 13.2%, to $64.5 million in the second quarter of fiscal 2019 from $57.0 million in the second quarter of fiscal 2018. Consolidated operating income increased $8.0 million, or 6.8%, to $125.2 million in the first two quarters of fiscal 2019 from $117.3 million in the first two quarters of fiscal 2018.
Consolidated operating margin increased from 8.2% in the second quarter of fiscal 2018 to 8.8% in the second quarter of fiscal 2019. Consolidated operating margin increased from 8.1% in the first two quarters of fiscal 2018 to 8.5% in the first two quarters of fiscal 2019.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The table below summarizes the changes in each of our segment's operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income (loss) for the second quarter of fiscal 2018	$45,428	$30,338	$4,312	$(23,108)	$56,970
Favorable (unfavorable) change in the second quarter of fiscal 2019
Gross profit	9,541	6,083	(2,794)	209	13,039
Royalty income	26	(795)	49	—	(720)
SG&A expenses	(3,849)	(291)	2,690	(3,363)	(4,813)
Operating income (loss) for the second quarter of fiscal 2019	$51,146	$35,335	$4,257	$(26,262)	$64,476

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income (loss) for the first two quarters of fiscal 2018	$74,947	$80,610	$8,073	$(46,351)	$117,279
Favorable (unfavorable) change in the first two quarters of fiscal 2019
Gross profit	4,240	(4,303)	(3,954)	446	(3,571)
Royalty income	432	(790)	187	—	(171)
SG&A expenses	(4,524)	15,274	4,910	(3,962)	11,698
Operating income (loss) for the first two quarters of fiscal 2019	$75,095	$90,791	$9,216	$(49,867)	$125,235
The following table presents changes in the operating margin for each of our three operating segments expressed in basis points ("bps") relative to net sales between the fiscal periods indicated.

	U.S. Retail	U.S. Wholesale	International
Operating margin for the second quarter of fiscal 2018	11.3%	14.5%	5.1%
Favorable (unfavorable) bps change in the second quarter of fiscal 2019
Gross profit	(40) bps	50 bps	(190) bps
Royalty income	—	(50) bps	10 bps
SG&A expenses	120 bps	90 bps	190 bps
Operating margin for the second quarter of fiscal 2019	12.1%	15.4%	5.2%

	U.S. Retail	U.S. Wholesale	International
Operating margin for the first two quarters of fiscal 2018	9.5%	16.4%	4.6%
Favorable (unfavorable) bps change in the first two quarters of fiscal 2019
Gross profit	(40) bps	(170) bps	(90) bps
Royalty income	—	(20) bps	10 bps
SG&A expenses	30 bps	350 bps	160 bps
Operating margin for the first two quarters of fiscal 2019	9.4%	18.0%	5.4%

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

U.S. Retail Operating Income
U.S. Retail segment operating income increased by $5.7 million, or 12.6%, to $51.1 million in the second quarter of fiscal 2019 from $45.4 million in the second quarter of fiscal 2018. This segment's operating margin increased 80 bps from 11.3% in the second quarter of fiscal 2018 to 12.1% in the second quarter of fiscal 2019. The primary drivers of the change in operating margin were a:

•	40 bps decrease in gross profit, primarily due to higher product costs, including eCommerce shipping costs, partially offset by a higher average price per unit;

•	120 bps decrease in SG&A expenses, primarily due to a:

•	100 bps decrease in expenses associated with retail stores;

•	50 bps decrease in marketing investments; and

•	20 bps increase in expenses related to eCommerce growth.
U.S. Retail segment operating income increased by $0.1 million, or 0.2%, to $75.1 million in the first two quarters of fiscal 2019 from $74.9 million in the first two quarters of fiscal 2018. This segment's operating margin decreased 10 bps from 9.5% in the first two quarters of fiscal 2018 to 9.4% in the first two quarters of fiscal 2019. The primary drivers of the change in operating margin were a:

•	40 bps decrease in gross profit, primarily due to higher product costs, including eCommerce shipping costs, partially offset by a higher average price per unit and lower provisions for inventory;

•	30 bps decrease in SG&A expenses, primarily due to a:

•	40 bps decrease in marketing investments;

•	20 bps decrease in expenses associated with retail stores;

•	20 bps increase in expenses related to eCommerce growth; and

•	10 bps increase in distribution and freight expense.
U.S. Wholesale Operating Income
U.S. Wholesale segment operating income in the second quarter of fiscal 2019 increased $5.0 million, or 16.5%, to $35.3 million from $30.3 million in the second quarter of fiscal 2018. The segment's operating margin increased 90 bps from 14.5% in the second quarter of fiscal 2018 to 15.4% in the second quarter of fiscal 2019. The primary drivers of the change in operating margin were a:

•	50 bps increase in gross profit, primarily due to lower provisions for inventory, partially offset by changes in customer mix;

•	50 bps decrease in royalty income, primarily due to the transition of a licensee to a wholesale model, which was partially offset by increased licensee sales;

•	90 bps decrease in SG&A expenses, primarily due to a:

•	40 bps decrease in marketing investments;

•	30 bps decrease in provisions for accounts receivable; and

•	10 bps decrease in distribution costs.
U.S. Wholesale segment operating income in the first two quarters of fiscal 2019 increased $10.2 million, or 12.6%, to $90.8 million from $80.6 million in the first two quarters of fiscal 2018. The segment's operating margin increased 160 bps from 16.4% in the first two quarters of fiscal 2018 to 18.0% in the first two quarters of fiscal 2019. The primary drivers of the change in operating margin were a:

•	170 bps decrease in gross profit, primarily due to changes in customer mix, partially offset by lower provisions for inventory;

•	20 bps decrease in royalty income, primarily due to the transition of a licensee to a wholesale model;

•	350 bps decrease in SG&A expenses, primarily due to a:

•	300 bps decrease primarily due to the absence of a provision for a customer bankruptcy that occurred in the first fiscal quarter of 2018; and

•	20 bps decrease in marketing investments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

International Operating Income
International segment operating income decreased by $0.1 million, or 1.3%, to $4.3 million in the second quarter of fiscal 2019 from $4.3 million in the second quarter of fiscal 2018. This segment's operating margin increased 10 bps from 5.1% in the second quarter of fiscal 2018 to 5.2% in the second quarter of fiscal 2019. The primary drivers of the change in operating margin were:

•	a 190 bps decrease in gross profit primarily due to channel mix and higher product costs; and

•	a 190 bps decrease in SG&A expenses, primarily due to the China business model change.
International segment operating income increased by $1.1 million, or 14.2%, to $9.2 million in the first two quarters of fiscal 2019 from $8.1 million in the first two quarters of fiscal 2018. This segment's operating margin increased 80 bps from 4.6% in the first two quarters of fiscal 2018 to 5.4% in the first two quarters of fiscal 2019. The primary drivers of the change in operating margin were:

•
a 90 bps decrease in gross profit primarily due to increased promotional activity for sales to customers across various regions, partially offset by the benefit from the favorable recovery of value of China-related inventories in the first quarter of fiscal 2019; and

•	a 160 bps decrease in SG&A expenses, primarily due to the China business model change.

Unallocated Corporate Expenses
Unallocated corporate expenses increased by $3.2 million, or 13.6%, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 3.3% in the second quarter of fiscal 2018 to 3.6% in the second quarter of fiscal 2019.
Unallocated corporate expenses increased by $3.5 million, or 7.6%, in the first two quarters of fiscal 2019 compared to the first two quarters of fiscal 2018. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 3.2% in the first two quarters of fiscal 2018 to 3.4% in the first two quarters of fiscal 2019.
The increases in the second quarter and first two quarters of fiscal 2019 primarily reflect the receipt of insurance recoveries that occurred in the second quarter of fiscal 2018.
Interest Expense
Interest expense in the second quarter of fiscal 2019 and 2018 was $9.1 million and $7.9 million, respectively. Weighted-average borrowings for the second quarter of fiscal 2019 were approximately $608.8 million with an effective interest rate of 5.78%, compared to weighted-average borrowings for the second quarter of fiscal 2018 of $616.9 million with an effective interest rate of 5.04%. The decrease in weighted-average borrowings during the second quarter of fiscal 2019 was attributable to lower borrowings under our secured revolving credit facility.
Interest expense in the first two quarters of fiscal 2019 and 2018 was $18.7 million and $15.9 million, respectively. Weighted-average borrowings for the first two quarters of fiscal 2019 were approximately $624.2 million with an effective interest rate of 5.51%, compared to weighted-average borrowings for the first two quarters of fiscal 2018 of $634.9 million with an effective interest rate of 4.92%. The decrease in weighted-average borrowings during the first two quarters of fiscal 2019 was attributable to reduced borrowings under our secured revolving credit facility.
The increase in the weighted-average interest rate for the second quarter and first two quarters of fiscal 2019 compared to the second quarter and first two quarters of fiscal 2018 was due primarily to incremental interest expense associated with the refinancing of the senior notes in the first fiscal quarter of 2019 and a higher LIBOR rate for the outstanding variable-rate borrowings on our secured revolving credit facility during the 2019 period.
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
Income Taxes
Our consolidated effective income tax rate for the second quarter of fiscal 2019 was 21.1% compared to 22.8% for the second quarter of fiscal 2018. Our consolidated effective income tax rate for the first two quarters of fiscal 2019 was 21.2% compared to 21.2% for the first two quarters of fiscal 2018. The lower effective rate in fiscal 2019 benefits from clarification of the international tax provisions enacted under the 2017 U.S. tax reform legislation.
Net Income
Our consolidated net income for the second quarter of fiscal 2019 increased by $6.7 million, or 17.9%, to $43.9 million compared to $37.3 million in the second quarter of fiscal 2018. Our consolidated net income for the first two quarters of fiscal 2019 decreased by $1.3 million, or 1.7%, to $78.4 million compared to $79.7 million in the first two quarters of fiscal 2018. These changes were due to the factors previously discussed.
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
As of June 29, 2019, the Company had $118.5 million of cash and cash equivalents in major financial institutions, including $33.1 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
Balance Sheet
Net accounts receivable at June 29, 2019 were $168.2 million compared to $152.5 million at June 30, 2018 and $258.3 million at December 29, 2018. The overall increase of $15.7 million, or 10.3%, at June 29, 2019 compared to June 30, 2018 was primarily a result of increased wholesale demand. Due to the seasonal nature of our operations, the net accounts receivable balance at June 29, 2019 is not comparable to the net accounts receivable balance at December 29, 2018.
Inventories at June 29, 2019 were $697.6 million compared to $663.3 million at June 30, 2018 and $574.2 million at December 29, 2018. The increase of $34.3 million, or 5.2%, at June 29, 2019 compared to June 30, 2018 primarily reflects increased wholesale demand and new retail stores, higher product costs, and lower provisions for inventory. Due to the seasonal nature of our operations, the inventories balance at June 29, 2019 is not comparable to the inventories balance at December 29, 2018.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the first two quarters of fiscal 2019 was $104.5 million compared to net cash provided by operating activities of $103.1 million in the first two quarters of fiscal 2018. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The increase in operating cash flow for the 2019 period was primarily due to the timing of payments by customers, partially offset by higher payments for inventory to support increased wholesale demand and new retail stores.
Net Cash Used in Investing Activities
Net cash used in investing activities was $24.2 million for the first two quarters of fiscal 2019 compared to $31.3 million in the first two quarters of fiscal 2018. Capital expenditures were $25.0 million in the first two quarters of fiscal 2019 compared to

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

$31.8 million in the first two quarters of fiscal 2018, reflecting timing of new store openings in the 2018 fiscal period. Capital spending in the first two quarters of fiscal 2019 included approximately $14.6 million for our U.S. and international retail store openings and re-modelings, $4.2 million for information technology initiatives, $4.2 million for distribution and office facilities, and $0.8 million for wholesale fixtures.
We plan to invest approximately $80 million in total capital expenditures for all of fiscal 2019, primarily for our U.S. and international retail store openings and re-modelings, information technology initiatives, and distribution facilities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $132.5 million in the first two quarters of fiscal 2019 compared to $65.7 million in the first two quarters of fiscal 2018. The net increase in cash used in financing activities in the 2019 period primarily reflected the redemption of $400 million in principal amount of senior notes, the premium paid on the early extinguishment of the $400 million senior notes, a decrease in borrowings on the revolving credit facility, increased repurchases of common stock, and increased dividend payments, partially offset by the issuance of $500 million in principal amount of senior notes in March 2019.
Secured Revolving Credit Facility
As of June 29, 2019, we had $110.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of June 29, 2019, approximately $635.0 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of June 29, 2019 were 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of June 29, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.78%.
As of June 29, 2019, we were in compliance with the financial and other covenants under our secured revolving credit facility.
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
Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, all of which were outstanding as of June 29, 2019. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting the underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and repay borrowings under the secured revolving credit facility. During the second quarter and first two quarters of fiscal 2019, approximately $0.1 million and $5.8 million, respectively, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Share Repurchases
In the first two quarters of fiscal 2019, the Company repurchased and retired 1,005,877 shares in open market transactions for approximately $92.4 million at an average price of $91.90 per share. In the first two quarters of fiscal 2018, the Company repurchased and retired 820,627 shares in open market transactions for approximately $89.1 million, at an average price of $108.57 per share.
The total remaining capacity under all remaining repurchase authorizations as of June 29, 2019 was approximately $300.2 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Dividends
In the first and second quarters of fiscal 2019, we paid quarterly cash dividends of $0.50 per share in each quarter. In the first and second quarters of fiscal 2018, we paid quarterly cash dividends of $0.45 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, some of our foreign operations may use currency forward contracts from time to time to hedge the foreign currency exchange risk associated with purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this strategy, we primarily use foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period. As of June 29, 2019, there were no open foreign currency forward exchange contracts.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our variable rate borrowings outstanding as of June 29, 2019 were $110.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $1.1 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 29, 2019.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended June 29, 2019 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended June 29, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the second quarter of fiscal 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
March 31, 2019 through April 27, 2019	173,962	$102.80	173,962	$334,763,601

April 28, 2019 through May 25, 2019	132,286	$95.73	131,781	$322,148,364

May 26, 2019 through June 29, 2019	239,877	$91.62	239,877	$300,169,730

Total	546,125		545,620

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 505 shares surrendered between April 28, 2019 and May 25, 2019.

(2)
Share purchases during the second quarter of fiscal 2019 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

CARTER’S, INC.

July 25, 2019	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 25, 2019	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)