Form 10-Q
period 2019-09-28
CARTERS INC
filed 2019-10-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
OR
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of October 18, 2019, there were 44,147,367 shares of the registrant's common stock outstanding.

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2019, December 29, 2018 and September 29, 2018	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 28, 2019 and September 29, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 28, 2019 and September 29, 2018	3
	Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the fiscal quarters ended September 28, 2019, June 29, 2019, March 30, 2019, September 29, 2018, June 30, 2018 and March 31, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 28, 2019 and September 29, 2018	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4	Controls and Procedures	31

Part II.Other Information

Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults upon Senior Securities	34
Item 4	Mine Safety Disclosures	34
Item 5	Other Information	34
Item 6	Exhibits	34

Signatures		35

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 28, 2019	December 29, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$153,936	$170,077	$123,898
Accounts receivable, net	293,203	258,259	293,489
Finished goods inventories, net	723,242	574,226	692,985
Prepaid expenses and other current assets	53,264	40,396	57,000
Total current assets	1,223,645	1,042,958	1,167,372
Property, plant, and equipment, net of accumulated depreciation of $504,833, $448,898, and $450,460, respectively	330,371	350,437	360,718
Operating lease assets	709,523	—	—
Tradenames, net	334,705	365,692	365,754
Goodwill	228,235	227,101	229,611
Customer relationships, net	41,890	44,511	45,525
Other assets	31,211	28,159	28,966
Total assets	$2,899,580	$2,058,858	$2,197,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205,782	$199,076	$185,285
Current operating lease liabilities	158,524	—	—
Other current liabilities	119,862	128,345	133,021
Total current liabilities	484,168	327,421	318,306

Long-term debt	769,525	593,264	798,020
Deferred income taxes	78,916	87,347	87,888
Long-term operating lease liabilities	691,717	—	—
Other long-term liabilities	62,520	181,393	182,547
Total liabilities	$2,086,846	$1,189,425	$1,386,761

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 28, 2019, December 29, 2018, and September 29, 2018	$—	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 44,287,636, 45,629,014 and 46,041,329 shares issued and outstanding at September 28, 2019, December 29, 2018 and September 29, 2018, respectively	443	456	460
Accumulated other comprehensive loss	(38,908)	(40,839)	(32,318)
Retained earnings	851,199	909,816	843,043
Total stockholders' equity	812,734	869,433	811,185
Total liabilities and stockholders' equity	$2,899,580	$2,058,858	$2,197,946
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$943,322	$923,907	$2,418,764	$2,375,890
Cost of goods sold	541,111	536,457	1,377,690	1,346,005
Gross profit	402,211	387,450	1,041,074	1,029,885
Royalty income, net	9,192	10,224	27,371	28,573
Selling, general, and administrative expenses	296,733	294,117	828,540	837,621
Intangible asset impairment	30,800	—	30,800	—
Operating income	83,870	103,557	209,105	220,837
Interest expense	9,966	9,868	28,667	25,790
Interest income	(200)	(84)	(937)	(474)
Other expense (income), net	483	(66)	474	528
Loss on extinguishment of debt	—	—	7,823	—
Income before income taxes	73,621	93,839	173,078	194,993
Provision for income taxes	13,369	22,069	34,423	43,487
Net income	$60,252	$71,770	$138,655	$151,506

Basic net income per common share	$1.35	$1.55	$3.08	$3.24
Diluted net income per common share	$1.34	$1.53	$3.06	$3.20
Dividend declared and paid per common share	$0.50	$0.45	$1.50	$1.35
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$60,252	$71,770	$138,655	$151,506
Other comprehensive income:
Foreign currency translation adjustments	(2,347)	3,213	3,431	(3,225)
Comprehensive income	$57,905	$74,983	$142,086	$148,281
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

Three fiscal quarters ended September 28, 2019:

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 29, 2018	45,629,014	$456	$—	$(40,839)	$909,816	$869,433
Exercise of stock options	72,192	1	4,779	—	—	4,780
Withholdings from vesting of restricted stock	(43,844)	—	(4,077)	—	—	(4,077)
Restricted stock activity	182,722	2	(2)	—	—	—
Stock-based compensation expense	—	—	4,613	—	—	4,613
Repurchase of common stock	(460,257)	(5)	(5,313)	—	(34,648)	(39,966)
Cash dividends declared and paid	—	—	—	—	(22,756)	(22,756)
Comprehensive income	—	—	—	2,911	34,466	37,377
Reclassification of tax effects(*)	—	—	—	(1,500)	1,500	—
Balance at March 30, 2019	45,379,827	$454	$—	$(39,428)	$888,378	$849,404
Exercise of stock options	26,264	—	1,566	—	—	1,566
Withholdings from vesting of restricted stock	(505)	—	(49)	—	—	(49)
Restricted stock activity	8,597	—	—	—	—	—
Stock-based compensation expense	—	—	5,194	—	—	5,194
Repurchase of common stock	(545,620)	(5)	(6,711)	—	(45,761)	(52,477)
Cash dividends declared and paid	—	—	—	—	(22,545)	(22,545)
Comprehensive income	—	—	—	2,867	43,937	46,804
Balance at June 29, 2019	44,868,563	$449	$—	$(36,561)	$864,009	$827,897
Exercise of stock options	8,490	—	535	—	—	535
Withholdings from vesting of restricted stock	(1,013)	—	(88)	—	—	(88)
Restricted stock activity	13,639	—	—	—	—	—
Stock-based compensation expense	—	—	3,733	—	—	3,733
Repurchase of common stock	(602,043)	(6)	(4,180)	—	(50,835)	(55,021)
Cash dividends declared and paid	—	—	—	—	(22,227)	(22,227)
Comprehensive income	—	—	—	(2,347)	60,252	57,905
Balance at September 28, 2019	44,287,636	$443	$—	$(38,908)	$851,199	$812,734

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

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

Three fiscal quarters ended September 29, 2018:

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	95,006	1	4,768	—	—	4,769
Withholdings from vesting of restricted stock	(55,164)	(1)	(6,582)	—	—	(6,583)
Restricted stock activity	116,701	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,944	—	—	4,944
Repurchases of common stock	(221,313)	(2)	(3,129)	—	(22,064)	(25,195)
Cash dividends declared and paid	—	—	—	—	(21,244)	(21,244)
Comprehensive income	—	—	—	(1,762)	42,469	40,707
Balance at March 31, 2018	47,113,576	$471	$—	$(30,855)	$885,198	$854,814
Exercise of stock options	47,081	1	2,606	—	—	2,607
Withholdings from vesting of restricted stock	(769)	—	(84)	—	—	(84)
Restricted stock activity	4,869	—	—	—	—	—
Stock-based compensation expense	—	—	5,322	—	—	5,322
Repurchases of common stock	(599,314)	(6)	(7,844)	—	(56,048)	(63,898)
Cash dividends declared and paid	—	—	—	—	(21,023)	(21,023)
Comprehensive income	—	—	—	(4,677)	37,268	32,591
Balance at June 30, 2018	46,565,443	$466	$—	$(35,532)	$845,395	$810,329
Exercise of stock options	18,276	—	1,356	—	—	1,356
Withholdings from vesting of restricted stock	(735)	—	(80)	—	—	(80)
Restricted stock activity	2,138	—	—	—	—	—
Stock-based compensation expense	—	—	1,844	—	—	1,844
Repurchases of common stock	(543,793)	(6)	(3,120)	—	(53,275)	(56,401)
Cash dividends declared and paid	—	—	—	—	(20,847)	(20,847)
Comprehensive income	—	—	—	3,213	71,770	74,983
Other	—	—	—	1	—	1
Balance at September 29, 2018	46,041,329	$460	$—	$(32,318)	$843,043	$811,185

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$138,655	$151,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	68,005	63,441
Amortization of intangible assets	2,810	2,783
Amortization of debt issuance costs	1,087	1,303
Stock-based compensation expense	13,540	12,110
Unrealized foreign currency exchange (gain) loss, net	176	(68)
Provisions for (recoveries of) doubtful accounts receivable from customers	(2,063)	15,547
Intangible asset impairment	30,800	—
Loss on extinguishment of debt	7,823	—
Loss on disposal of property, plant, and equipment, net of recoveries	407	516
Deferred income taxes	8,300	(3,173)
Effect of changes in operating assets and liabilities:
Accounts receivable	(32,792)	(68,333)
Finished goods inventories	(147,456)	(145,709)
Prepaid expenses and other assets	(725,597)	(5,312)
Accounts payable and other liabilities	709,660	(3,253)
Net cash provided by operating activities	$73,355	$21,358

Cash flows from investing activities:
Capital expenditures	$(46,138)	$(47,844)
Acquisitions of businesses, net of cash acquired	—	96
Disposals and recoveries from property, plant, and equipment	749	376
Net cash used in investing activities	$(45,389)	$(47,372)

Cash flows from financing activities:
Proceeds from senior notes due 2027	$500,000	$—
Payment of senior notes due 2021	(400,000)	—
Premiums paid to extinguish debt	(5,252)	—
Payment of debt issuance costs	(5,793)	(890)
Borrowings under secured revolving credit facility	265,000	290,000
Payments on secured revolving credit facility	(186,000)	(110,000)
Repurchases of common stock	(147,464)	(145,493)
Dividends paid	(67,528)	(63,114)
Withholdings from vestings of restricted stock	(4,214)	(6,747)
Proceeds from exercises of stock options	6,881	8,732
Net cash used in financing activities	$(44,370)	$(27,512)

Effect of exchange rate changes on cash and cash equivalents	263	(1,070)
Net decrease in cash and cash equivalents	$(16,141)	$(54,596)
Cash and cash equivalents, beginning of period	170,077	178,494
Cash and cash equivalents, end of period	$153,936	$123,898
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear under the Carter's, Child of Mine, Just One You, Precious Firsts, Precious Baby, Simple Joys, OshKosh B'gosh ("OshKosh"), Skip Hop and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other products manufactured by other companies. As of September 28, 2019, the Company operated 1,087 retail stores in the United States, Canada, and Mexico.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended September 28, 2019 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 28, 2019.
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
The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements or statement of cash flows. The most significant impact was the recognition of right of use ("ROU") assets and lease liabilities for operating leases. Finance leases are not material to the Company's consolidated balance sheets, consolidated statements of operations or statements of cash flows.
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
Short-term lease - Leases with an initial term of 12 months or less are not recorded on the balance sheets.
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
NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements as well as arrangements that are implied by customary practices or law.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for the third quarter and three quarters ended fiscal 2019 and 2018 were as follows:

	Fiscal quarter ended September 28, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$352,256	$56,101	$408,357
Direct-to-consumer	464,100	—	70,865	534,965
	$464,100	$352,256	$126,966	$943,322

Royalty income	$4,244	$4,038	$910	$9,192

	Three fiscal quarters ended September 28, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$856,713	$121,631	$978,344
Direct-to-consumer	1,264,283	—	176,137	1,440,420
	$1,264,283	$856,713	$297,768	$2,418,764

Royalty income	$10,688	$14,051	$2,632	$27,371

	Fiscal quarter ended September 29, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$338,963	$54,373	$393,336
Direct-to-consumer	459,101	—	71,470	530,571
	$459,101	$338,963	$125,843	$923,907

Royalty income	$3,614	$5,891	$719	$10,224

	Three fiscal quarters ended September 29, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$829,272	$117,255	$946,527
Direct-to-consumer	1,244,863	—	184,500	1,429,363
	$1,244,863	$829,272	$301,755	$2,375,890

Royalty income	$9,625	$16,693	$2,255	$28,573

Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	September 28, 2019	December 29, 2018	September 29, 2018
Trade receivables from wholesale customers, net	$278,573	$244,258	$281,190
Royalties receivable	9,128	9,279	9,667
Tenant allowances and other receivables	16,281	16,588	14,165
Total gross receivables	$303,982	$270,125	$305,022
Less:
Wholesale accounts receivable reserves	(10,779)	(11,866)	(11,533)
Accounts receivable, net	$293,203	$258,259	$293,489

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Assets and Liabilities
The Company's contract assets are not material.
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	September 28, 2019	December 29, 2018	September 29, 2018
Contract liabilities - current:
Unredeemed gift cards	$14,264	$14,471	$11,304
Unredeemed customer loyalty rewards	5,109	7,764	8,441
Private label credit card - signing bonus(1)	714	714	—
Total contract liabilities - current(2)	$20,087	$22,949	$19,745

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
As of September 28, 2019, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations or statement of cash flows.
The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations for the third quarter and three quarters of fiscal 2019:

	Fiscal quarter ended	Three fiscal quarters ended
(dollars in thousands)	September 28, 2019	September 28, 2019
Operating lease cost	$45,584	$133,491
Variable lease cost (*)	15,492	46,692
Net lease cost	$61,076	$180,183

(*)	Includes short-term leases, which are immaterial.
As of September 28, 2019, the weighted-average remaining operating lease term was 6.1 years and the weighted-average discount rate for operating leases was 4.39%.
Cash paid for amounts included in the measurement of operating lease liabilities in the third quarter and three quarters of fiscal 2019 was $48.5 million and $143.7 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 28, 2019, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2019	$49,210
2020	189,604
2021	172,278
2022	148,813
2023	123,551
After 2023	292,747
Total lease payments	$976,203
Less: Interest	(125,962)
Present value of lease liabilities(*)	$850,241

(*)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

As of September 28, 2019, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, is $19.2 million. These operating leases will commence between fiscal year 2019 and fiscal year 2023 with lease terms of 5 years to 10 years.
As of December 29, 2018, the minimum annual rental commitments under current non-cancellable operating leases were as follows:

(dollars in thousands)	Operating leases
2019	$163,963
2020	150,010
2021	134,203
2022	116,773
2023	102,487
Thereafter	235,731
Total	$903,167

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	September 28, 2019	December 29, 2018	September 29, 2018
Cumulative foreign currency translation adjustments	$(29,533)	$(32,964)	$(24,510)
Pension and post-retirement obligations(*)	(9,375)	(7,875)	(7,808)
Total accumulated other comprehensive loss	$(38,908)	$(40,839)	$(32,318)

(*)	Net of income taxes of $2.9 million, $4.4 million, and $4.4 million, respectively.
During the first three quarters of both fiscal 2019 and fiscal 2018, no amounts were reclassified from accumulated other comprehensive loss to the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill and intangible assets were as follows:

		September 28, 2019			December 29, 2018
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's goodwill(1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada goodwill(2)	Indefinite	40,032	—	40,032	38,869	—	38,869
Skip Hop goodwill(3)	Indefinite	45,940	—	45,940	45,960	—	45,960
Carter's Mexico goodwill(4)	Indefinite	5,693	—	5,693	5,702	—	5,702
Total goodwill		$228,235	$—	$228,235	$227,101	$—	$227,101

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename(5)	Indefinite	26,000	—	26,000	56,800	—	56,800
Finite-life tradenames	5-20 years	3,911	939	2,972	3,911	752	3,159
Total tradenames, net		$335,644	$939	$334,705	$366,444	$752	$365,692

Skip Hop customer relationships	15 years	$47,300	$7,863	$39,437	$47,300	$5,480	$41,820
Carter's Mexico customer relationships	10 years	3,148	695	2,453	3,146	455	2,691
Total customer relationships, net		$50,448	$8,558	$41,890	$50,446	$5,935	$44,511

		September 29, 2018
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter's goodwill(1)	Indefinite	$136,570	$—	$136,570
Canada goodwill(2)	Indefinite	41,074	—	41,074
Skip Hop goodwill(3)	Indefinite	45,976	—	45,976
Carter's Mexico goodwill(4)	Indefinite	5,991	—	5,991
Total goodwill		$229,611	$—	$229,611

Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800
Finite-life tradenames	5-20 years	3,911	690	3,221
Total tradenames, net		$366,444	$690	$365,754

Skip Hop customer relationships	15 years	$47,300	$4,686	$42,614
Carter's Mexico customer relationships	10 years	3,289	378	2,911
Total customer relationships, net		$50,589	$5,064	$45,525

(1)	$45.9 million is assigned to the U.S. Wholesale segment, $82.0 million is assigned to the U.S. Retail segment, and $8.6 million is assigned to the International segment.

(2)	Goodwill for Canada (Bonnie Togs) is assigned to the International segment.

(3)	$28.6 million is assigned to the U.S. Wholesale segment, $15.5 million is assigned to the International segment, and $1.9 million is assigned to the U.S. Retail segment.

(4)	Goodwill for Carter's Mexico is assigned to the International segment.

(5)	Fiscal quarter ended September 28, 2019 includes a tradename impairment charge of $30.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's Skip Hop business has experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer (Toys "R" Us), lower international demand and higher product costs primarily drive by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment on the value of the Company's indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. The indefinite-lived tradename asset assessment was performed in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles--Goodwill and Other" and was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. Based on this assessment, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company's indefinite-lived Skip Hop tradename asset after the impairment charge was $26.0 million.
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both the third fiscal quarter ended September 28, 2019 and third fiscal quarter ended September 29, 2018. For both the first three quarters of fiscal 2019 and fiscal 2018, amortization expense was approximately $2.8 million.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization
2020	$3,739
2021	$3,739
2022	$3,739
2023	$3,697
2024	$3,667

NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The total aggregate remaining capacity under outstanding repurchase authorizations as of September 28, 2019 was approximately $245.1 million, based on settled repurchase transactions. The authorizations have no expiration date.
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Number of shares repurchased	602,043	543,793	1,607,920	1,364,420
Aggregate cost of shares repurchased (dollars in thousands)	$55,021	$56,401	$147,464	$145,493
Average price per share	$91.39	$103.72	$91.71	$106.63

Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company's management, based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Dividends
In the third fiscal and three fiscal quarters ended September 28, 2019, the Company declared and paid cash dividends per share of $0.50 and $1.50, respectively. In the third fiscal and three fiscal quarters ended September 29, 2018, the Company declared and paid cash dividends per share of $0.45 and $1.35, respectively. Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors and are based on a number of factors, including the Company's future financial performance and other investment priorities.
Provisions in the Company's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock, as described in the Company's Annual Report on Form 10-K for the 2018 fiscal year ended December 29, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	September 28, 2019	December 29, 2018	September 29, 2018
Senior notes at amounts repayable	$500,000	$400,000	$400,000
Less unamortized issuance-related costs for senior notes	(5,475)	(2,736)	(2,980)
Senior notes, net	$494,525	$397,264	$397,020
Secured revolving credit facility	275,000	196,000	401,000
Total long-term debt, net	$769,525	$593,264	$798,020

Secured Revolving Credit Facility
As of September 28, 2019, the Company had $275.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of September 28, 2019, approximately $470.0 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.
As of September 28, 2019, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of September 28, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.41%. There were no Canadian dollar or other foreign currency borrowings outstanding on September 28, 2019.
As of September 28, 2019, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
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
Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, all of which were outstanding as of September 28, 2019. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and repay borrowings outstanding under the Company's secured revolving credit facility. As of September 28, 2019, approximately $5.8 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock options	$904	$1,148	$3,146	$3,604
Restricted stock:
Time-based awards	2,288	1,881	7,034	5,989
Performance-based awards	299	(1,185)	1,957	1,314
Stock awards	242	—	1,403	1,203
Total	$3,733	$1,844	$13,540	$12,110

The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the third fiscal quarter of 2019, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a $0.5 million reduction to stock compensation expense.
NOTE 10 – INCOME TAXES
As of September 28, 2019, the Company had gross unrecognized income tax benefits of approximately $14.4 million, of which $12.3 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at September 28, 2019 is approximately $2.2 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2019 or fiscal 2020 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the third fiscal quarters ended September 28, 2019 and September 29, 2018, interest expense recorded on uncertain tax positions was not material. During the first three quarters of fiscal 2019, interest expense recorded on uncertain tax positions was $0.7 million, and during the first three quarters of fiscal 2018, interest expense recorded on uncertain tax positions was not material. The Company had approximately $2.5 million, $1.8 million, and $1.9 million of interest accrued on uncertain tax positions as of September 28, 2019, December 29, 2018, and September 29, 2018, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $18.2 million, $15.7 million, and $17.6 million at September 28, 2019, December 29, 2018, and September 29, 2018, respectively. These investments are classified as Level 1 within the fair value hierarchy. Gains on the investments in marketable securities were $0.9 million and $2.5 million for the third fiscal quarter and the three fiscal quarters ended September 28, 2019, respectively, and were $0.7 million and $0.9 million for the third fiscal quarter and the three fiscal quarters ended September 29, 2018, respectively.These amounts are included in Other expense (income), net on the Company's consolidated statement of operations.
Borrowings
As of September 28, 2019, the fair value of the Company's $275.0 million in outstanding borrowings under its secured revolving credit facility approximated the carrying value.
The fair value of the Company's senior notes at September 28, 2019 was approximately $536.0 million. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $500 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
The Company’s Skip Hop business has experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer (Toys “R” Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China.  As a result, the Company conducted an interim impairment assessment on the value of the Company's indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. Based on this assessment, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company's indefinite-lived Skip Hop tradename asset after the impairment charge was $26.0 million. See Note 6, Goodwill and Intangibles, for further details on the impairment charge and valuation methodologies.
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	44,144,135	45,990,039	44,640,413	46,399,746
Dilutive effect of equity awards	287,904	490,283	302,832	538,422
Diluted number of common and common equivalent shares outstanding	44,432,039	46,480,322	44,943,245	46,938,168

Basic net income per common share (in thousands, except per share data):
Net income	$60,252	$71,770	$138,655	$151,506
Income allocated to participating securities	(565)	(540)	(1,244)	(1,142)
Net income available to common shareholders	$59,687	$71,230	$137,411	$150,364

Basic net income per common share	$1.35	$1.55	$3.08	$3.24

Diluted net income per common share (in thousands, except per share data):
Net income	$60,252	$71,770	$138,655	$151,506
Income allocated to participating securities	(563)	(536)	(1,239)	(1,134)
Net income available to common shareholders	$59,689	$71,234	$137,416	$150,372

Diluted net income per common share	$1.34	$1.53	$3.06	$3.20

Anti-dilutive awards excluded from diluted earnings per share computation	691,707	326,129	505,642	266,646

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	September 28, 2019	December 29, 2018	September 29, 2018
Income taxes payable	$26,909	$17,415	$21,124
Accrued employee benefits	12,509	16,421	13,987
Accrued and deferred rent	322	19,120	19,137

Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	September 28, 2019	December 29, 2018	September 29, 2018
Deferred lease incentives	$—	$72,345	$75,331

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
NOTE 15 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 28, 2019	% of Total Net Sales	September 29, 2018	% of Total Net Sales	September 28, 2019	% of Total Net Sales	September 29, 2018	% of Total Net Sales
Net sales:
U.S. Retail	$464,100	49.2%	$459,101	49.7%	$1,264,283	52.3%	$1,244,863	52.4%
U.S. Wholesale	352,256	37.3%	338,963	36.7%	856,713	35.4%	829,272	34.9%
International	126,966	13.5%	125,843	13.6%	297,768	12.3%	301,755	12.7%
Total net sales	$943,322	100.0%	$923,907	100.0%	$2,418,764	100.0%	$2,375,890	100.0%

Operating income:		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail(1)(2)(8)	$49,472	10.7%	$47,139	10.3%	$124,567	9.9%	$122,086	9.8%
U.S. Wholesale(3)(8)	54,391	15.4%	67,785	20.0%	145,181	16.9%	148,395	17.9%
International(4)(7)(8)	6,136	4.8%	12,434	9.9%	15,351	5.2%	20,508	6.8%
Corporate expenses(5)(6)	(26,129)		(23,801)		(75,994)		(70,152)
Total operating income	$83,870	8.9%	$103,557	11.2%	$209,105	8.6%	$220,837	9.3%

(1)	Three fiscal quarters ended September 28, 2019 includes a $0.7 million reversal of retail store restructuring costs previously recorded during the third quarter of fiscal 2017.

(2)	Three fiscal quarters ended September 29, 2018 includes insurance recovery of approximately $0.4 million associated with storm-related store closures.

(3)	Three fiscal quarters ended September 29, 2018 includes approximately $12.8 million of charges related to a customer bankruptcy.

(4)	Three fiscal quarters ended September 28, 2019 includes a benefit of $2.1 million related to sale of inventory previously reserved in China.

(5)	Three fiscal quarters ended September 28, 2019 includes $1.6 million in charges related to organizational restructuring.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

(7)
Fiscal quarter and three fiscal quarters ended September 29, 2018 include approximately $3.5 million in costs associated with changes to the Company's business model in China, which includes inventory and severance charges.

(8)
Fiscal quarter and three fiscal quarters ended September 28, 2019 include an impairment of the Company's indefinite-lived Skip Hop tradename asset of $19.1 million, $10.5 million, and $1.2 million recorded to the U.S. Wholesale, International, and U.S. Retail segments, respectively.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of consolidated net sales:

	Fiscal quarter ended		Three fiscal quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales
U.S. Retail	49.2%	49.7%	52.3%	52.4%
U.S. Wholesale	37.3%	36.7%	35.4%	34.9%
International	13.5%	13.6%	12.3%	12.7%

Consolidated net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.4%	58.1%	57.0%	56.7%

Gross profit	42.6%	41.9%	43.0%	43.3%
Royalty income	1.0%	1.1%	1.1%	1.2%
Selling, general, and administrative expenses	31.5%	31.8%	34.3%	35.3%
Intangible asset impairment	3.3%	—%	1.3%	—%

Operating income	8.9%	11.2%	8.6%	9.3%
Interest expense	1.1%	1.1%	1.2%	1.1%
Interest income	n/m	n/m	n/m	n/m
Other expense (income), net	n/m	n/m	n/m	n/m
Loss on extinguishment of debt	—%	—%	0.3%	—%

Income before income taxes	7.8%	10.2%	7.2%	8.2%
Provision for income taxes	1.4%	2.4%	1.4%	1.8%
Net income	6.4%	7.8%	5.7%	6.4%
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
THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 28, 2019 COMPARED TO THIRD FISCAL QUARTER AND THREE FISCAL QUARTERS ENDED SEPTEMBER 29, 2018
Consolidated Net Sales
In the third quarter of fiscal 2019, consolidated net sales increased $19.4 million, or 2.1%, to $943.3 million from $923.9 million in the third quarter of fiscal 2018. For the first three quarters of fiscal 2019, consolidated net sales increased $42.9 million, or 1.8%, to $2.42 billion from $2.38 billion in the first three quarters of fiscal 2018. The increases for the fiscal quarter and year-to-date periods in fiscal 2019 were primarily driven by growth in our U.S. Retail and U.S. Wholesale segments. Changes in foreign currency exchange rates used for translation in the third quarter and first three quarters of fiscal 2019, as compared to the third quarter and first three quarters of fiscal 2018, had an unfavorable effect on our consolidated net sales of approximately $1.3 million and $6.4 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net sales by segment, and each segment's percentage of consolidated net sales, were as follows:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 28, 2019	% of Total	September 29, 2018	% of Total	September 28, 2019	% of Total	September 29, 2018	% of Total
Net sales:
U.S. Retail	$464,100	49.2%	$459,101	49.7%	$1,264,283	52.3%	$1,244,863	52.4%
U.S. Wholesale	352,256	37.3%	338,963	36.7%	856,713	35.4%	829,272	34.9%
International	126,966	13.5%	125,843	13.6%	297,768	12.3%	301,755	12.7%
Total net sales	$943,322	100.0%	$923,907	100.0%	$2,418,764	100.0%	$2,375,890	100.0%
Note: Percentages may not be additive due to rounding.
U.S. Retail Sales
Store Count Data for Company-Operated Retail Stores in our U.S. Retail segment

	Store Count
Region:	September 28, 2019	December 29, 2018
United States	845	844(*)

(*)	Excludes five temporary Skip Hop stores that were closed in January 2019.
Comparable Net Sales for our U.S. Retail segment
Comparable retail net sales decreased 0.6% during the third quarter and 0.1% during the first three quarters of fiscal 2019 compared to the corresponding periods in fiscal 2018.
Compared to the third quarter of fiscal 2018, we believe comparable retail net sales were negatively affected in the third quarter of fiscal 2019 by reduced overall demand primarily due to persistent warm weather particularly in September 2019, partially offset by increased traffic to our eCommerce website.
Compared to the first three quarters of fiscal 2018, we believe comparable retail net sales were negatively affected in the first three quarters of fiscal 2019 by the liquidation of a competitor in the first fiscal quarter of 2019, weaker demand from international consumers primarily due to the stronger U.S. dollar, and reduced overall demand to our retail stores primarily due to unseasonable temperatures during seasonal transitions, all partially offset by increased traffic to our eCommerce website.
Sales Results
U.S. Retail segment net sales increased approximately $5.0 million, or 1.1%, in the third quarter of fiscal 2019 to $464.1 million from $459.1 million in the third quarter of fiscal 2018. This increase in net sales primarily reflected a/an:

•	Increase of $14.0 million from eCommerce sales, primarily as a result of increased traffic;

•
Increase of $13.3 million from new retail stores that are not yet comparable, and from certain other non-comparable revenues and adjustments to revenue that are related to the Company's new private label credit card program and updated customer loyalty program that were launched in the second quarter of fiscal 2019;

•	Decrease of $15.5 million in comparable retail store sales, primarily as a result of reduced traffic, which we believe was influenced in part by persistent warm weather; and

•	Decrease of $6.8 million due to the effect of store closings.
U.S. Retail segment net sales increased approximately $19.4 million, or 1.6%, in the first three quarters of fiscal 2019 to $1.26 billion from $1.24 billion in the first three quarters of fiscal 2018. This increase in net sales primarily reflected a/an:

•
Increase of $40.5 million from new retail stores that are not yet comparable, and from certain other non-comparable revenues and adjustments to revenue that are related to the Company's new private label credit card program and updated customer loyalty program that were launched in the second quarter of fiscal 2019;

•	Increase of $26.1 million from eCommerce sales, primarily as a result of increased traffic;

•	Decrease of $26.5 million in comparable retail store sales, primarily as a result of reduced traffic, which we believe was a result of unseasonable temperatures during seasonal transitions; and

•	Decrease of $20.7 million due to the effect of store closings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

U.S. Wholesale Sales
U.S. Wholesale segment net sales increased approximately $13.3 million, or 3.9%, in the third quarter of fiscal 2019 to $352.3 million from $339.0 million in the third quarter of fiscal 2018. This increase reflected a 0.3% increase in the number of units shipped and a 3.7% increase in the average price per unit, primarily due to changes in customer mix.
U.S. Wholesale segment net sales increased approximately $27.4 million, or 3.3%, in the first three quarters of fiscal 2019 to $856.7 million from $829.3 million in the first three quarters of fiscal 2018. This increase reflected a 1.0% increase in the number of units shipped and a 2.2% increase in the average price per unit, primarily due to changes in customer and product mix, partially offset by reduced demand due to customer bankruptcies.
International Sales
Store Count Data for Company-Operated Retail Stores in our International segment

	Store Count
Region:	September 28, 2019	December 29, 2018
Canada	198	188
Mexico	44	42
Comparable Net Sales for our International segment
Canadian comparable retail net sales decreased 1.9% during the third quarter and 2.3% during the first three quarters of fiscal 2019 compared to the corresponding periods in fiscal 2018.
Compared to the third fiscal quarter of 2018, we believe comparable retail net sales were negatively affected in the third fiscal quarter of 2019 by reduced traffic primarily due to persistent warm weather.
Compared to the first three quarters of fiscal 2018, we believe comparable retail net sales were negatively affected in the first three quarters of 2019 by reduced traffic, primarily due to unseasonable temperatures during seasonal transitions.
Sales Results
International segment net sales increased approximately $1.1 million, or 0.9%, in the third quarter of fiscal 2019 to $127.0 million from $125.8 million in the third quarter of fiscal 2018. Changes in foreign currency exchange rates used for translation had an unfavorable effect on International segment net sales of approximately $1.3 million in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018.
The $1.1 million increase in net sales in our International segment primarily reflected a/an:

•
Increase of $1.9 million primarily as a result of an increase in sales to international customers outside of Canada, Mexico, and China, offset by reduced sales to global wholesale accounts in Canada and Mexico;

•	Increase of $1.5 million primarily from our Mexico stores and wholesale business, other than global wholesale accounts ;and

•	Decrease of $2.3 million from sales in China due to transitioning eCommerce and wholesale operations to a full licensing model in the first quarter of fiscal 2019.
International segment net sales decreased approximately $4.0 million, or 1.3%, in the first three quarters of fiscal 2019 to $297.8 million from $301.8 million in the first three quarters of fiscal 2018. Changes in foreign currency exchange rates used for translation had an unfavorable effect on International segment net sales of approximately $6.4 million in the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018.
The $4.0 million decrease in net sales in our International segment primarily reflected a/an:

•	Decrease of $5.8 million from sales in China, primarily due to transitioning eCommerce and wholesale operations to a full licensing model in the first quarter of fiscal 2019;

•	Decrease of $5.4 million primarily from our Canada stores and wholesale business (excluding sales of the Skip Hop brand to wholesale accounts), partially offset by eCommerce sales growth;

•
Increase of $4.0 million primarily as a result of an increase in sales to international customers outside of Canada, Mexico, and China, offset by reduced sales to global wholesale accounts in Canada and Mexico; and

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Increase of $3.3 million primarily from our Mexico stores and wholesale business, other than global wholesale accounts.
Gross Margin and Gross Profit
Our consolidated gross margin increased from 41.9% in the third quarter of fiscal 2018 to 42.6% in the third quarter of fiscal 2019. Our consolidated gross profit increased $14.8 million, or 3.8%, to $402.2 million in the third quarter of fiscal 2019 from $387.5 million in the third quarter of fiscal 2018. The increase in gross margin was primarily due to higher average price per unit and lower provisions for inventory, partially offset by changes in customer and channel mix, higher shipping costs in our eCommerce channel, and higher product costs including additional tariffs imposed on units imported from China.
Our consolidated gross margin decreased from 43.3% in the first three quarters of fiscal 2018 to 43.0% in the first three quarters of fiscal 2019. Our consolidated gross profit increased $11.2 million, or 1.1%, to $1.04 billion in the first three quarters of fiscal 2019 from $1.03 billion in the first three quarters of fiscal 2018. The decrease in gross margin was primarily due to changes in customer and channel mix, higher shipping costs in our eCommerce channel, and higher product costs including additional tariffs imposed on units imported from China, which were partially offset by higher average price per unit and lower provisions for inventory.
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
Royalty Income
Royalty income for the third quarter of fiscal 2019 decreased $1.0 million, or 10.1% to $9.2 million from $10.2 million in the third quarter of fiscal 2018. The decrease was primarily due to the transition of a licensee to a wholesale model, partially offset by an increase in licensee sales.
Royalty income for the first three quarters of fiscal 2019 decreased $1.2 million, or 4.2% to $27.4 million from $28.6 million in the first three quarters of fiscal 2018. The decrease was attributable to the same reasons discussed above.
Selling, General, and Administrative ("SG&A") Expenses
Consolidated SG&A expenses in the third quarter of fiscal 2019 increased $2.6 million, or 0.9%, to $296.7 million from $294.1 million in the third quarter of fiscal 2018. As a percentage of net sales, SG&A expenses decreased from 31.8% in the third quarter of fiscal 2018 to 31.5% in the third quarter of fiscal 2019.
The increase in SG&A expenses in the third quarter of fiscal 2019 primarily reflected a:

•	$5.6 million increase in performance-based compensation;

•	$2.4 million increase in expenses related to the U.S. retail business;

•	$0.5 million increase in information technology investments;

•	$3.4 million decrease in expenses due to the China business model change; and

•	$3.2 million decrease in provisions for accounts receivable.
Consolidated SG&A expenses in the first three quarters of fiscal 2019 decreased $9.1 million, or 1.1%, to $828.5 million from $837.6 million in the first three quarters of fiscal 2018. As a percentage of net sales, SG&A expenses decreased from 35.3% in the first three quarters of fiscal 2018 to 34.3% in the first three quarters of fiscal 2019.
The decrease in SG&A expenses in the first three quarters of fiscal 2019 primarily reflected a/an:

•	$18.0 million decrease in provisions for accounts receivable, primarily attributable to the absence of customer bankruptcy-related charges incurred in the first quarter of fiscal 2018;

•	$8.5 million decrease in expenses due to the China business model change;

•	$3.3 million decrease in marketing expenses;

•	$7.0 million increase in expenses related to the U.S. retail business;

•	$6.5 million increase in performance-based compensation;

•	$3.9 million increase in distribution costs;

•	$2.0 million increase in information technology investments; and

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$1.6 million in severance associated with an organizational restructuring.
Intangible Asset Impairment
In the third quarter, the Company recorded a non-cash charge of $30.8 million relative to the impairment of its Skip Hop tradename recorded in connection with the acquisition of Skip Hop Holdings, Inc. in 2017. The impairment reflects the effect of lower sales and profitability relative to the assumptions supporting the valuation of the tradename at acquisition. Such reductions reflect lower U.S. demand, including the loss of a significant customer (Toys “R” Us), lower international demand and the impact of tariffs imposed on product sourced from China. In prior assessments of the Skip Hop tradename, we believed we would recover the lost sales to Toys “R” Us with sales to other retailers. To date, that recovery has not been realized.
Operating Income
Consolidated operating income decreased $19.7 million, or 19.0%, to $83.9 million in the third quarter of fiscal 2019 from $103.6 million in the third quarter of fiscal 2018. Consolidated operating income decreased $11.7 million, or 5.3%, to $209.1 million in the first three quarters of fiscal 2019 from $220.8 million in the first three quarters of fiscal 2018.
Consolidated operating margin decreased from 11.2% in the third quarter of fiscal 2018 to 8.9% in the third quarter of fiscal 2019. Consolidated operating margin decreased from 9.3% in the first three quarters of fiscal 2018 to 8.6% in the first three quarters of fiscal 2019.
The table below summarizes the changes in each of our segment's operating results and unallocated corporate expenses between the fiscal periods indicated:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income (loss) for the third quarter of fiscal 2018	$47,139	$67,785	$12,434	$(23,801)	$103,557
Favorable (unfavorable) change in the third quarter of fiscal 2019
Gross profit	6,110	5,677	2,843	131	14,761
Royalty income	630	(1,852)	190	—	(1,032)
SG&A expenses	(3,175)	1,877	1,141	(2,459)	(2,616)
Intangible asset impairment	(1,232)	(19,096)	(10,472)	—	(30,800)
Operating income (loss) for the third quarter of fiscal 2019	$49,472	$54,391	$6,136	$(26,129)	$83,870

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Unallocated Corporate Expenses	Consolidated
Operating income (loss) for the first three quarters of fiscal 2018	$122,086	$148,395	$20,508	$(70,152)	$220,837
Favorable (unfavorable) change in the first three quarters of fiscal 2019
Gross profit	10,350	1,373	(1,111)	577	11,189
Royalty income	1,063	(2,642)	377	—	(1,202)
SG&A expenses	(7,700)	17,151	6,049	(6,419)	9,081
Intangible asset impairment	(1,232)	(19,096)	(10,472)	—	(30,800)
Operating income (loss) for the first three quarters of fiscal 2019	$124,567	$145,181	$15,351	$(75,994)	$209,105

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents changes in the operating margin for each of our three operating segments expressed in basis points ("bps") relative to net sales between the fiscal periods indicated.

	U.S. Retail	U.S. Wholesale	International
Operating margin for the third quarter of fiscal 2018	10.3%	20.0%	9.9%
Favorable (unfavorable) bps change in the third quarter of fiscal 2019
Gross profit	80 bps	50 bps	180 bps
Royalty income	10 bps	(60) bps	10 bps
SG&A expenses	(20) bps	90 bps	120 bps
Intangible asset impairment	(30) bps	(540) bps	(820) bps
Operating margin for the third quarter of fiscal 2019	10.7%	15.4%	4.8%

	U.S. Retail	U.S. Wholesale	International
Operating margin for the first three quarters of fiscal 2018	9.8%	17.9%	6.8%
Favorable (unfavorable) bps change in the first three quarters of fiscal 2019
Gross profit	—	(80) bps	20 bps
Royalty income	10 bps	(40) bps	10 bps
SG&A expenses	10 bps	240 bps	150 bps
Intangible asset impairment	(10) bps	(220) bps	(340) bps
Operating margin for the first three quarters of fiscal 2019	9.9%	16.9%	5.2%
U.S. Retail Operating Income
U.S. Retail segment operating income increased by $2.3 million, or 4.9%, to $49.5 million in the third quarter of fiscal 2019 from $47.1 million in the third quarter of fiscal 2018. This segment's operating margin increased 40 bps from 10.3% in the third quarter of fiscal 2018 to 10.7% in the third quarter of fiscal 2019. The primary drivers of the change in operating margin were a/an:

•	80 bps increase in gross profit, primarily due higher average price per unit, partially offset by higher product costs and eCommerce shipping costs;

•	10 bps increase in royalty income, primarily due to increased licensee sales;

•	20 bps increase in SG&A expenses, primarily due to a:

•	30 bps increase in expenses related to eCommerce growth;

•	30 bps increase in performance-based compensation;

•	10 bps increase in marketing investments;

•	40 bps decrease in distribution and freight costs; and

•	30 bps decrease due to intangible asset impairment.
U.S. Retail segment operating income increased by $2.5 million, or 2.0%, to $124.6 million in the first three quarters of fiscal 2019 from $122.1 million in the first three quarters of fiscal 2018. This segment's operating margin increased 10 bps from 9.8% in the first three quarters of fiscal 2018 to 9.9% in the first three quarters of fiscal 2019. The primary drivers of the change in operating margin were:

•
comparable period over period gross profit relative to net sales as the benefit from higher average price per unit and lower provisions for inventory were offset by higher product costs and eCommerce shipping costs;

•	a 10 bps increase in royalty income, primarily due to increased licensee sales;

•	a 10 bps decrease in SG&A expenses, primarily due to a:

•	20 bps decrease in marketing investments;

•	20 bps decrease in expenses associated with retail stores;

•	20 bps increase in expenses related to eCommerce growth;

•	10 bps increase in performance-based compensation; and

•	10 bps decrease due to intangible asset impairment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

U.S. Wholesale Operating Income
U.S. Wholesale segment operating income in the third quarter of fiscal 2019 decreased $13.4 million, or 19.8%, to $54.4 million from $67.8 million in the third quarter of fiscal 2018. The segment's operating margin decreased 460 bps from 20.0% in the third quarter of fiscal 2018 to 15.4% in the third quarter of fiscal 2019. The primary drivers of the change in operating margin were a:

•	50 bps increase in gross profit, primarily due to lower provisions for inventory, partially offset by changes in customer mix;

•	60 bps decrease in royalty income, primarily due to the transition of a licensee to a wholesale model;

•	90 bps decrease in SG&A expenses, primarily due to a decrease in provisions for accounts receivable; and

•	540 bps decrease due to intangible asset impairment.
U.S. Wholesale segment operating income in the first three quarters of fiscal 2019 decreased $3.2 million, or 2.2%, to $145.2 million from $148.4 million in the first three quarters of fiscal 2018. The segment's operating margin decreased 100 bps from 17.9% in the first three quarters of fiscal 2018 to 16.9% in the first three quarters of fiscal 2019. The primary drivers of the change in operating margin were a/an:

•	80 bps decrease in gross profit, primarily due to changes in customer mix, partially offset by lower provisions for inventory;

•	40 bps decrease in royalty income, primarily due to the transition of a licensee to a wholesale model;

•	240 bps decrease in SG&A expenses, primarily due to the absence of a provision for a customer bankruptcy that occurred in the first fiscal quarter of 2018; and

•	220 bps decrease due to intangible asset impairment.
International Operating Income
International segment operating income decreased by $6.3 million, or 50.7%, to $6.1 million in the third quarter of fiscal 2019 from $12.4 million in the third quarter of fiscal 2018. This segment's operating margin decreased 510 bps from 9.9% in the third quarter of fiscal 2018 to 4.8% in the third quarter of fiscal 2019. The primary drivers of the change in operating margin were a/an:

•	180 bps increase in gross profit primarily due to lower provisions for inventory, partially offset by channel mix and higher product costs;

•	120 bps decrease in SG&A expenses, primarily due to the China business model change; and

•	820 bps decrease due to intangible asset impairment.
International segment operating income decreased by $5.2 million, or 25.1%, to $15.4 million in the first three quarters of fiscal 2019 from $20.5 million in the first three quarters of fiscal 2018. This segment's operating margin decreased 160 bps from 6.8% in the first three quarters of fiscal 2018 to 5.2% in the first three quarters of fiscal 2019. The primary drivers of the change in operating margin were a/an:

•
20 bps increase in gross profit primarily due to lower provisions for inventory and the benefit from the favorable recovery of value of China-related inventories in the first quarter of fiscal 2019, partially offset by higher product costs and increased promotional activity for sales to customers across various regions and channel mix;

•	150 bps decrease in SG&A expenses, primarily due to the China business model change; and

•	340 bps decrease due to intangible asset impairment.
Unallocated Corporate Expenses
Unallocated corporate expenses increased by $2.3 million, or 9.8%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 2.6% in the third quarter of fiscal 2018 to 2.8% in the third quarter of fiscal 2019.
Unallocated corporate expenses increased by $5.8 million, or 8.3%, in the first three quarters of fiscal 2019 compared to the first three quarters of fiscal 2018. Unallocated corporate expenses, as a percentage of consolidated net sales, increased from 3.0% in the first three quarters of fiscal 2018 to 3.1% in the first three quarters of fiscal 2019.
The increase in the third quarter of fiscal 2019 was primarily due to an increase in performance-based compensation. The increase in the first three quarters of fiscal 2019 primarily reflects the receipt of insurance recoveries that occurred in the second quarter of fiscal 2018 that did not reoccur in fiscal 2019, and an increase in performance-based compensation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Interest Expense
Interest expense in the third quarter of fiscal 2019 and 2018 was $10.0 million and $9.9 million, respectively. Weighted-average borrowings for the third quarter of fiscal 2019 were approximately $735.2 million with an effective interest rate of 5.34%, compared to weighted-average borrowings for the third quarter of fiscal 2018 of $782.4 million with an effective interest rate of 4.72%. The decrease in weighted-average borrowings during the third quarter of fiscal 2019 was attributable to reduced borrowings under our secured revolving credit facility.
Interest expense in the first three quarters of fiscal 2019 and 2018 was $28.7 million and $25.8 million, respectively. Weighted-average borrowings for the first three quarters of fiscal 2019 were approximately $661.2 million with an effective interest rate of 5.45%, compared to weighted-average borrowings for the first three quarters of fiscal 2018 of $684.1 million with an effective interest rate of 4.85%. The decrease in weighted-average borrowings during the first three quarters of fiscal 2019 was attributable to reduced borrowings under our secured revolving credit facility.
The increase in the weighted-average interest rate for the third quarter and first three quarters of fiscal 2019 compared to the third quarter and first three quarters of fiscal 2018 was primarily due to incremental interest expense associated with the refinancing of the senior notes in the first quarter of fiscal 2019 and a higher LIBOR rate for the outstanding variable-rate borrowings on our secured revolving credit facility during the 2019 period.
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
Income Taxes
Our consolidated effective income tax rate for the third quarter of fiscal 2019 was 18.2% compared to 23.5% for the third quarter of fiscal 2018. Our consolidated effective income tax rate for the first three quarters of fiscal 2019 was 19.9% compared to 22.3% for the first three quarters of fiscal 2018. The lower effective rate in fiscal 2019 reflects the benefits of clarification of the tax provisions enacted under the 2017 U.S. tax reform legislation and changes in foreign operations.
Net Income
Our consolidated net income for the third quarter of fiscal 2019 decreased by $11.5 million, or 16.0%, to $60.3 million compared to $71.8 million in the third quarter of fiscal 2018. Our consolidated net income for the first three quarters of fiscal 2019 decreased by $12.9 million, or 8.5%, to $138.7 million compared to $151.5 million in the first three quarters of fiscal 2018. These changes were due to the factors previously discussed.
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
As of September 28, 2019, the Company had $153.9 million of cash and cash equivalents in major financial institutions, including $45.7 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Balance Sheet
Net accounts receivable at September 28, 2019 were $293.2 million compared to $293.5 million at September 29, 2018 and $258.3 million at December 29, 2018. The overall decrease of $0.3 million, or 0.1%, at September 28, 2019 compared to September 29, 2018 was primarily a result of the timing of customer payments, partially offset by increased wholesale demand. Due to the seasonal nature of our operations, the net accounts receivable balance at September 28, 2019 is not comparable to the net accounts receivable balance at December 29, 2018.
Inventories at September 28, 2019 were $723.2 million compared to $693.0 million at September 29, 2018 and $574.2 million at December 29, 2018. The increase of $30.2 million, or 4.4%, at September 28, 2019 compared to September 29, 2018 primarily reflects increased wholesale demand and new retail stores, higher product costs, and lower provisions for inventory. Due to the seasonal nature of our operations, the inventories balance at September 28, 2019 is not comparable to the inventories balance at December 29, 2018.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the first three quarters of fiscal 2019 was $73.4 million compared to net cash provided by operating activities of $21.4 million in the first three quarters of fiscal 2018. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The increase in operating cash flow for the 2019 period was primarily due to favorable timing of payments by customers.
Net Cash Used in Investing Activities
Net cash used in investing activities was $45.4 million for the first three quarters of fiscal 2019 compared to $47.4 million in the first three quarters of fiscal 2018. Capital expenditures were $46.1 million in the first three quarters of fiscal 2019 compared to $47.8 million in the first three quarters of fiscal 2018, reflecting timing of new store openings in the 2018 fiscal period. Capital spending in the first three quarters of fiscal 2019 included approximately $29.9 million for our U.S. and international retail store openings and re-modelings, $6.6 million for information technology initiatives, $6.3 million for distribution and office facilities, and $2.0 million for wholesale fixtures.
We plan to invest approximately $75 million in total capital expenditures for all of fiscal 2019, primarily for our U.S. and international retail store openings and re-modelings, information technology initiatives, and distribution facilities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $44.4 million in the first three quarters of fiscal 2019 compared to $27.5 million in the first three quarters of fiscal 2018. The net increase in cash used in financing activities in the 2019 period primarily reflected the redemption of $400 million in principal amount of senior notes, the premium paid on the early extinguishment of the $400 million senior notes, a decrease in borrowings on the revolving credit facility, increased repurchases of common stock, and increased dividend payments, partially offset by the issuance of $500 million in principal amount of senior notes in March 2019.
Secured Revolving Credit Facility
As of September 28, 2019, we had $275.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of September 28, 2019, approximately $470.0 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of September 28, 2019 were 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of September 28, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.41%.
As of September 28, 2019, we were in compliance with the financial and other covenants under our secured revolving credit facility.

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
Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, all of which were outstanding as of September 28, 2019. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting the underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and repay borrowings under the secured revolving credit facility. During the first three quarters of fiscal 2019, approximately $5.8 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Share Repurchases
In the first three quarters of fiscal 2019, the Company repurchased and retired 1,607,920 shares in open market transactions for approximately $147.5 million at an average price of $91.71 per share. In the first three quarters of fiscal 2018, the Company repurchased and retired 1,364,420 shares in open market transactions for approximately $145.5 million, at an average price of $106.63 per share.
The total remaining capacity under all remaining repurchase authorizations as of September 28, 2019 was approximately $245.1 million. Future repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity being at management's discretion depending on market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.
Dividends
In the first, second, and third quarters of fiscal 2019, we paid quarterly cash dividends of $0.50 per share in each quarter. In the first, second, and third quarters of fiscal 2018, we paid quarterly cash dividends of $0.45 per share in each quarter. Future declarations of quarterly dividends and the establishment of future record and payment dates are at the discretion of our Board of Directors and will be based on a number of factors, including our future financial performance and other investment priorities.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, some of our foreign operations may use currency forward contracts from time to time to hedge the foreign currency exchange risk associated with purchases that are made in U.S. dollars, primarily for inventory purchases. As part of this strategy, we primarily use foreign currency forward exchange contracts that have maturities of less than 12 months to provide continuing coverage throughout the hedging period. As of September 28, 2019, there were no open foreign currency forward exchange contracts.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Our variable rate borrowings outstanding as of September 28, 2019 were $275.0 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $2.8 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 28, 2019.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended September 28, 2019 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended September 28, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
June 30, 2019 through July 27, 2019	183,541	$93.08	183,541	$283,086,061

July 28, 2019 through August 24, 2019	198,154	$89.47	197,141	$265,447,449

August 25, 2019 through September 28, 2019	221,361	$91.70	221,361	$245,148,670

Total	603,056		602,043

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 1,013 shares surrendered between July 28, 2019 and August 24, 2019.

(2)
Share purchases during the third quarter of fiscal 2019 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

CARTER’S, INC.

October 24, 2019	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 24, 2019	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)