Form 10-K
period 2019-12-28
CARTERS INC
filed 2020-02-24
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
Commission file number: 001-31829
CARTER'S, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 29, 2019 as reported on the New York Stock Exchange was $3,735,935,821. As of February 18, 2020, there were 43,928,505 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter's, Inc., scheduled to be held on May 14, 2020, will be incorporated by reference in Part III of this Form 10-K. Carter's, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 28, 2019.

CARTER'S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 28, 2019

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws relating to our future performance. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. These forward-looking statements are based upon current expectations and assumptions of the Company and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not have any intention or obligation to update forward-looking statements after the filing of this Annual Report on Form 10-K. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
PART I
Our market share data is based on information provided by the NPD Group, Inc. ("NPD"). NPD data is based upon Consumer Panel TrackSM (consumer-reported sales) calibrated with selected retailers' point of sale data for children's apparel in the United States ("U.S.") and represents the twelve month period through the end of December 2019.
Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market. Some NPD market share data is presented based on age segments. The baby and young children's apparel market in which we compete includes apparel products for ages zero to 10, and is divided into the zero to two-year-old baby market, the three- to four-year-old toddler market, and the five- to 10-year-old kids market. Note that Carter’s defines its product offerings by sizes: baby (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14). In addition, other NPD market share data is presented based on NPD's definition of the baby and playclothes categories, which are different from Carter’
Certain NPD data cited in prior Annual Reports on Form 10-K were based on an alternate methodology no longer employed by NPD and are not comparable to the current year presentation.
Unless the context indicates otherwise, in this filing on Form 10-K, "Carter's," the "Company," "we," "us," "its," and "our" refers to Carter's, Inc. and its wholly owned subsidiaries.
Our trademarks and copyrights that are referred to in this Annual Report on Form 10-K, including Carter's, OshKosh, OshKosh B'gosh, Baby B'gosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Precious Firsts, Precious Baby, Little Collections, Little Planet, Carter's little baby basics, Carter's KID, Rewarding Moments, and Count on Carter's, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter's, Inc.
The Company's fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional, or 53rd, week of results. Fiscal 2019 ended on December 28, 2019, fiscal 2018 ended on December 29, 2018, and fiscal 2017 ended on December 30, 2017. All three fiscal years contained 52 calendar weeks.

ITEM 1. BUSINESS
Overview
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh (or "OshKosh"), and a leading baby and young child lifestyle brand, Skip Hop.
Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel and accessories for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable necessities such as diaper bags to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired the Skip Hop brand in February 2017.
Our mission is to serve the needs of all families with young children, with a vision to be the world's favorite brands in young children's apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. The baby and young children's apparel market ages zero to 10 in the U.S. is approximately $27 billion. In that market, our Carter's brands, including our exclusive brands, have the #1 position with approximately 12% market share and our OshKosh brand has approximately 2% market share.
Our multi-channel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. As of December 28, 2019, our channels included 1,109 retail stores, approximately 18,000 wholesale locations, and eCommerce websites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
We have extensive experience in the young children's apparel and accessories market and focus on delivering products that satisfy our consumers' needs. Our long-term growth strategy focuses on:

•	providing the best value and experience in apparel and related products for young children;

•	extending the reach of our brands; and

•	improving profitability.
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Finally, our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees.
Additional financial and geographical information about our segments is contained in Item 8 "Financial Statements and Supplementary Data" under Note 15, Segment Information, to the consolidated financial statements.
Our Brands
Carter's & OshKosh B'gosh
Our Carter's and OshKosh product offerings include apparel and accessories for babies (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14).
For our Carter's brand, our focus is on essential, high-volume apparel products for babies and young children, including bodysuits, pants, dresses, multi-piece knit sets, blankets, layette essentials, bibs, booties, sleep and play, rompers, and jumpers. We attribute our leading market position to our strong value proposition, brand strength, unique colors, distinctive prints, and commitment to quality, as well as our broad wholesale distribution channel that includes successful and long-standing relationships with leading national retailers. Our marketing programs are targeted toward first-time mothers, experienced mothers, and gift-givers. Our Carter's little baby basics product line, the largest component of our baby business, provides families with essential products and accessories, including value-focused multi-piece sets. We also have three exclusive

Carter's brands: our Child of Mine brand, which we sell at Walmart, our Just One You brand, which we sell at Target, and our Simple Joys brand, which we sell on Amazon.
Carter's is the leading brand in the zero to 10-year-old market in the United States, with particular strength in the zero to two-year-old segment. In fiscal 2019, our multi-channel business model enabled our Carter's brands to maintain leading market share of approximately 12% in the zero to 10-year-old market, which represented approximately double the market share of the next largest brand. In addition, our Carter's brands maintained the leading market position of approximately 25% in the zero to two-year-old baby market, which represented approximately five times the market share of the next largest brand, and maintained its leading market position of approximately 13% in the three to four-year-old toddler market, which represented approximately double the market share of the next largest brand.
Under our OshKosh brand, we place an emphasis on high-quality playclothes, including tops, overalls, jeans, sweaters and hoodies, shorts, shortalls, leggings and dresses, pants, graphic tees, and outerwear. Our OshKosh brand is generally positioned towards an older age segment and at slightly higher average prices relative to the Carter's brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. OshKosh brand playclothes include denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and bodysuits for everyday use. In fiscal 2019, our OshKosh brand's market share was approximately 2% of the zero to 10-year-old apparel market in the United States.
For both our Carter's and OshKosh brands, we employ cross-functional product teams to focus on the development of the brands and products. The teams include members from merchandising, art, design, sourcing, product development, and planning, and follow a disciplined approach to fabric usage, color selection, and assortment productivity. We believe this disciplined approach to product development, which includes consumer research, results in a compelling product offering to consumers, reduces our exposure to short-term trends, and supports efficient operations.
We believe that we continuously strengthen our brand image with the consumer by differentiating our products through fabric and material improvements, new artistic applications, and new packaging and presentation strategies. We also attempt to differentiate our products and presentation through in-store fixturing, branding, signage, photography, and advertising, both in our stores and on our websites, as well as with our major wholesale customers.
Licensed Products
We license our Carter's, OshKosh, Child of Mine, Just One You, Simple Joys, Precious Firsts, Precious Baby, and Carter's little baby basics, brands to partners to expand our product offerings to include bedding, cribs, diaper bags, footwear, gift sets, hair accessories, jewelry, outerwear, paper goods, socks, shoes, swimwear, and toys. As of December 28, 2019, we had eight licensees in the United States who manufacture products under these brands. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers with a range of lifestyle products that complement and expand upon our baby and young children's apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality products at attractive prices to provide value to the consumer.
We also partner with other brand owners to further expand our product offerings, including apparel with professional sport teams' logos.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to families with young children. Our Skip Hop brand is best known for its diaper bags, which we believe combine innovative functionality with attractive design. The Skip Hop brand offering also includes products for playtime, travel, mealtime, kid's bags, bathtime, and homegear.
We believe Skip Hop is a global lifestyle brand. Skip Hop's core philosophy and positioning begins and ends with its brand promise -- "Must-Haves * Made Better." This reflects the brand's goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes both an in-house design and a creative team, each of which is dedicated to meeting that goal. We have introduced Skip Hop brand products in our retail stores, and have increased investments in in-store fixturing, branding, and signage packages, along with digital advertising, to further strengthen the position of the Skip Hop brand.

Our Sales Channels
We sell our Carter's, OshKosh, and Skip Hop branded products through multiple channels, both in the United States and globally.
U.S. Retail
Our U.S. retail sales channel includes sales of our products through our U.S. retail stores and eCommerce sites.
Our U.S. retail stores are generally located in high-traffic strip shopping centers and malls in or near major cities or in outlet centers that are near densely-populated areas. We believe our brand strength and our product assortment have made our retail stores a destination for consumers seeking young children's apparel and accessories.
We operate retail stores in single-branded (Carter's, OshKosh, or Skip Hop) and co-branded (Carter's and OshKosh) formats, as well as "side-by-side" formats, which consist of adjacent and connected Carter's and OshKosh stores. Each of these stores carry an assortment of Carter's, OshKosh, and/or Skip Hop branded products, as well as other products, depending on the store and location. Single-branded stores average approximately 4,300 square feet per location, co-branded stores approximately 5,000 square feet per location, and side-by-side stores approximately 7,400 square feet per location. As of December 28, 2019, in the United States we operated 493 single-branded stores, 210 co-branded stores, and 159 "side-by-side" stores.
We regularly assess potential new retail store locations and closures based on demographic factors, retail adjacencies, competitive factors, and population density as part of a rigorous real estate portfolio optimization process.
We also sell our products through our online U.S. eCommerce sites, which were re-launched in fiscal 2019, at www.carters.com, www.oshkoshbgosh.com, www.oshkosh.com, and www.skiphop.com.
In both our retail stores and eCommerce sites, we focus on the customer experience through store and eCommerce website design, visual aesthetics, clear product presentation, and experienced customer service. Our eCommerce websites also feature product recommendations and on-line-only offerings. We strive to create a seamless omni-channel experience between our retail stores and our eCommerce websites, as more fully described below under "Our Customer and Marketing Strategy."
U.S. Wholesale
Our U.S. wholesale channel includes sales of our products to our U.S. wholesale customers.
Our Carter's brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl's, and Macy's. Additionally, we sell our Child of Mine brand at Walmart, our Just One You brand at Target, and our Simple Joys brand on Amazon.
Our OshKosh brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, Kohl's, and Target.
Our Skip Hop brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon, Buy Buy Baby, and Target.
We collaborate with our wholesale customers to provide a consistent, high-level of service, and to drive growth through eCommerce, replenishment, product mix, and brand presentation initiatives. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.
International
Our International segment includes sales of our products through our retail stores and eCommerce sites in Canada and Mexico, and to international wholesale accounts, such as, in alphabetical order, Amazon, Costco, and Walmart. As of December 28, 2019, in Canada we operated 201 co-branded Carter's and OshKosh retail stores and an eCommerce site at www.cartersoshkosh.ca, and in Mexico we operated 46 retail stores and an eCommerce site at www.carter.com.mx that we launched in fiscal 2019.
In addition, we license our Carter's and OshKosh brands to international accounts that sell our products through branded retail and online stores, as well as to wholesale accounts, within their licensed territories. Our International segment also includes sales of our products to these licensees, and royalty income based on sales made by certain licensees. As of December 28, 2019, we had approximately 40 international licensees who operated in over 90 countries.

Our Customer and Marketing Strategy
For all of our brands, our marketing is predominantly focused on driving brand preference and engagement with millennial customers, including through strengthening and evolving our digital programs. Our omni-channel approach allows the customer to experience the brand as a seamless shopping experience in the channel of their choice. In fiscal 2019, we launched capabilities to allow our customers to buy on-line and pick-up in store, complementing our existing buy-online, ship-to-store and in-store buy on-line services.
We operate our Rewarding Moments loyalty and rewards program in the United States to drive customer traffic, sales, and brand loyalty. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2019, our U.S. retail sales were predominantly made to customers who are members of Rewarding Moments.
In fiscal 2019, we launched a new Carter's credit card program in our U.S. retail stores and eCommerce sites. The Carter's credit card complements and enhances our existing Rewarding Moments loyalty program and provides new benefits for our customers, including free shipping on every eCommerce order, double Rewarding Moments points, and exclusive cardholder-only events.
Our investments in marketing, our loyalty program, and new technologies are focused on acquiring new customers, developing stronger connections with our existing customers, and extending their relationship with our brands. Our goal is to have the most top-of-mind, preferred brands in the young children's market and to connect with a diverse, digitally-savvy customer.
Our Global Sourcing Network
We do not own any manufacturing facilities. We source all of our garments and other products from a global network of third party suppliers, primarily located in Asia. We source the remainder of our products primarily through Central America. During fiscal 2019, approximately 80% of our product was sourced from Cambodia, Vietnam, China, and Bangladesh.
Our sourcing operations are based in Hong Kong in order to facilitate better service and accommodate the volume of manufacturing in Asia. Our Hong Kong office acts as an agent for substantially all of our production in Asia and monitors production at manufacturers' facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished garments to our distribution facilities. We also have sourcing operations in Bangladesh, Cambodia, China, and Vietnam to help support these efforts.
Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products. In connection with the manufacture of our products, manufacturers purchase raw materials including fabric and other materials (such as linings, zippers, buttons, and trim) at our direction. Prior to commencing the manufacture of products, samples of raw materials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to maintain quality control, monitor compliance with our manufacturing specifications and social responsibility standards and to ensure timely delivery. We also inspect finished products at the manufacturing facilities.
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
We expect all of our suppliers shipping to the United States to adhere to the requirements of the U.S. Customs and Border Protection's Customs-Trade Partnership Against Terrorism ("C-TPAT") program, including standards relating to facility security, procedural security, personnel security, cargo security, and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements, or if we have determined that the supplier will be unable to correct a deficiency, we may move that supplier's product through alternative supply chain channels or we may terminate our business relationship with the supplier.

Corporate Social Responsibility
We have adopted a factory on-boarding program that allows us to assess each factory's compliance with our social responsibility standards before we place orders for product with that factory, including factories utilized by companies that we acquire. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to suggest improvements when necessary, and we integrate this information into our on-going sourcing decisions. Our vendor code of conduct, with which we require our factories to comply, covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters.
Our Global Distribution Network
The majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.
In the United States, we operate two distribution centers in Georgia: an approximately 1.1 million square-foot multi-channel facility in Braselton and a 505,000 square-foot facility in Stockbridge. We also outsource distribution activities to third party logistics providers located in California. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, preparing them for retail and wholesale presentation, and shipping them to our wholesale customers, retail stores, and eCommerce customers.
Internationally, we operate directly or outsource our distribution activities to third party logistics providers in Canada, China, the United Kingdom, and Mexico to support our international wholesale accounts, international licensees, international eCommerce operations, and Canadian and Mexican retail store networks.
Governmental Regulation
Our products are subject to regulation of and regulatory standards with respect to quality and safety set by various governmental authorities around the world, including in the United States, Canada, Mexico, the United Kingdom, and the European Union.
A substantial portion of our products is imported into the United States, Canada, Mexico, and the European Union. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and other countries in which our products are sold may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, or adjust presently prevailing duty or tariff rates or levels. We, therefore, actively monitor import restrictions and developments and seek to minimize our potential exposure to import related risks through shifts of production among countries, including consideration of countries with tariff preference and free trade agreements, manufacturers, and geographical diversification of our sources of supply.
We are also subject to various other federal, state, local and foreign laws and regulations that govern our activities, operations, and products, including data privacy, truth-in-advertising, accessibility, customs, wage and hour laws and regulations, and zoning and occupancy ordinances that regulate retailers generally and govern the promotion and sale of merchandise and the operation of retail stores and eCommerce sites. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions.
Competition
The baby and young children's apparel and accessories market is highly competitive. Competition is generally based on a variety of factors, including comfort and fit, quality, pricing, experience, and selection. Both branded and private label manufacturers as well as specialty apparel retailers aggressively compete in the baby and young children's apparel market. Our primary competitors include: The Children's Place, Gap, and Old Navy (specialty apparel); Cat & Jack and Garanimals (private label); and Disney, Gerber, and Nike (national brands). Because of the highly-fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our brand names, combined with our breadth and value of product offerings, longevity in the marketplace, distribution footprint, and operational expertise, position us well against these competitors.

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
Our Employees
As of December 28, 2019, we had approximately 20,300 employees globally. As of December 28, 2019, approximately 277 employees were unionized employees, all of whom were in Mexico. We believe that our labor relationships with our employees are good.
Available Information
Our primary internet address is www.carters.com. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the Securities and Exchange Commission ("SEC"). On our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. We also make available on our website the Carter's Code of Ethics, our corporate governance principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.
Corporate Information
Carter's, Inc. is a Delaware corporation, with its principal executive offices located at Phipps Tower, 3438 Peachtree Road NE, Suite 1800, Atlanta, Georgia 30326. Our telephone number is (678) 791-1000. Carter's, Inc. and its predecessors have been doing business since 1865.

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
A significant amount of our business is with our U.S. wholesale customers. For fiscal 2019, we derived approximately 34% of our consolidated net sales from our U.S. Wholesale segment and approximately 33% of our consolidated net sales from our top ten wholesale customers. As of the end of fiscal 2019, approximately 85% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
As a result, we face the risk that one or more of these or other customers may significantly decrease their business or terminate their relationship with us as a result of financial difficulties (including bankruptcy or insolvency), competitive forces, consolidation, reorganization, or other reasons, which in turn could result in significant levels of excess inventory that we may not be able to place elsewhere, a material decrease in our sales, or material impact on our operating results. In addition, our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers were to deteriorate, or such customer fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.
Our business is sensitive to overall levels of consumer spending, particularly in the young children's apparel market.
Both retail and wholesale consumer demand for young children apparel and accessories, specifically brand name apparel products, is affected by the overall level of consumer spending. Overall spending in the market is affected by a number of factors, including birth rate fluctuations, and the number of customers that are acquired and retained. In addition, discretionary consumer spending is affected by a number of factors, such as the weather, the overall economy and employment levels, uncertainty in the political climate (including as a result of the upcoming U.S. presidential election), gasoline and utility costs, business conditions, availability of consumer credit, tax rates, the availability of tax credits, interest rates, levels of consumer indebtedness, foreign currency exchange rates, and overall levels of consumer confidence. Reductions, or lower-than-expected growth, in the level of discretionary or overall end consumer spending may have a material adverse effect on our sales and results of operations.
The acceptance of our products in the marketplace is affected by consumer tastes and preferences, along with fashion trends.
We believe that our continued success depends on our ability to create products that provide a compelling value proposition for our consumers in all of our distribution channels. There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumer tastes and preferences or fashion trends. If demand for our products declines, promotional pricing may be required to sell out-of-season merchandise, and our profitability and results of operations could be adversely affected.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
The baby and young children's apparel and accessories market is very competitive, and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers including in certain instances some of our wholesale accounts. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, and adopt more aggressive pricing strategies than we can.

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
We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing and vendor arrangements, to establish and protect our intellectual property assets and rights. The steps taken by us or by our licensees and vendors to protect our proprietary rights may not be adequate to prevent either the counterfeit production of our products or the infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting trademarks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brands could be diminished and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically or through acquisitions, and any such claim could be expensive and time consuming to defend, regardless of its merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results of operations.
We may experience delays, product recalls, or loss of revenues if our products do not meet our quality standards or applicable regulatory requirements.
From time to time, we receive shipments of product from our third-party vendors that fail to conform to our quality control standards. A failure in our quality control program may result in diminished product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.
Our products are subject to regulations and standards set by various governmental authorities around the world, including in the United States, Canada, Mexico, and the European Union. These regulations and standards include rules relating to product quality and safety, and may change from time to time. Our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in product recalls, or significant fines or penalties, which in turn could adversely affect our reputation and sales, and could have an adverse effect on our results of operations. Issues with respect to the compliance of merchandise we sell with these regulations and standards, regardless of our culpability or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, product recalls, and increased costs.
Our business could suffer a material adverse effect from unseasonable or extreme weather conditions.
Our business is susceptible to unseasonable weather conditions, which could influence customer demand, consumer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could affect the timing of and reduce or shift demand, and thereby could have an adverse effect on our operational results, financial position, and cash flows. In addition, extreme weather conditions in the areas in which our stores are located could negatively affect our business, operational results, financial position, and cash flows. For example, frequent or unusually heavy or intense snowfall, flooding, hurricanes, or other extreme weather conditions over an extended period could cause our stores to close for a period of time or permanently, and could make it difficult for our customers to travel to our stores, which in turn could negatively impact our operational results.

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
In addition, as previously reported, in 2009 the SEC and the U.S. Attorney's Office began conducting investigations, with which the Company cooperated, related to customer margin support provided by the Company, including undisclosed margin support commitments and related matters. In December 2010, the Company and the SEC entered into a non-prosecution agreement pursuant to which the SEC agreed not to charge the Company with any violations of federal securities laws, commence any enforcement action against the Company, or require the Company to pay any financial penalties in connection with the SEC investigation of customer margin support provided by the Company, conditioned upon the Company's continued cooperation with the SEC's investigation and with any related proceedings. The Company has incurred, and may continue to incur, substantial expenses for legal services due to the SEC and U.S. Attorney's Office investigations and any related proceedings. These matters may continue to divert management's time and attention away from operations. The Company also expects to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under the terms of our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset all of the costs incurred in connection with these proceedings.
Our systems, and those of our vendors, containing personal information and payment card data of our retail store and eCommerce customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.
We rely on the security of our networks, databases, systems, and processes and, in certain circumstances, those of third parties, to protect our proprietary information and information about our customers, employees, and vendors. Criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have recently suffered serious data security breaches. If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, modify, or block our access to our private and sensitive internal and third-party information, including credit card information and personally identifiable information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in unauthorized release of personal or confidential information. In such circumstances, we could be held liable to our customers, other parties, or employees as well as be subject to regulatory or other actions for breaching privacy law (including the E.U. General Data Protection Act and the California Consumer Privacy Act) or failing to adequately protect such information. This could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes, or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards, established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our retail operations.
Our profitability may decline as a result of increasing pressure on margins, including deflationary pressures on our selling prices and increases in production costs and costs to serve.
The apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment, and changes in consumer demand. The demand for baby and young children's apparel and accessories in particular may also be subject to other external factors, such as general inflationary pressures, as well as the costs of our products, which are driven in part by the costs of raw materials (including cotton and other commodities), labor, fuel, transportation and duties, and the costs to deliver those products to our customers. If external pressures cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, or if we are unable to fully optimize prices or pass on increased costs to our customers, our profitability could decline. This could have a material adverse effect on our results of operations, liquidity, and financial condition.

Our revenues, product costs, and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.
We have operations in Canada, Mexico, the European Union, and Asia, and our vendors, independent manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has experienced significant volatility in recent years. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the businesses of our independent manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.
We source substantially all of our products through foreign production arrangements. Our dependence on foreign supply sources are subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.
We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our Hong Kong sourcing office. Our global supply chain could be negatively affected due to a number of factors, including:

•	political instability or other global events resulting in the disruption of operations or trade in foreign countries from which we source our products;

•	the occurrence of a natural disaster, unusual weather conditions, or a disease epidemic in foreign countries from which we source our products;

•	financial instability, including bankruptcy or insolvency, of one or more of our major vendors;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including those that the U.S. government has and may implement on imports from China;

•	increased costs of raw materials (including cotton and other commodities), labor, fuel, and transportation;

•	interruptions in the supply of raw materials, including cotton, fabric, and trim items;

•	increases in the cost of labor in our sourcing locations;

•	changes in the U.S. customs procedures concerning the importation of apparel products;

•	unforeseen delays in customs clearance of any goods;

•	disruptions in the global transportation network, such as a port strike, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism, or war;

•	the application of adverse foreign intellectual property laws;

•	the ability of our vendors to secure sufficient credit to finance the manufacturing process, including the acquisition of raw materials;

•	potential social compliance concerns resulting from our use of international vendors, independent manufacturers, and licensees, over whom we have limited control;

•	manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods, such as air-freight services;

•
the use of "conflict minerals" sourced from the Democratic Republic of the Congo or its surrounding countries, or other materials that are or become regulated by the U.S. or other governments in our products; and

•	other events beyond our control that could interrupt our supply chain and delay receipt of our products into the United States.
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to deliver to our customers. For example, the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, China has led to work and travel restrictions within, to, and out of mainland China, which in turn has led to delays in textile mill and factory openings, and delays in workers returning, following the Chinese New Year holiday. These restrictions and delays, which may expand depending on the progression of the illness, may make it difficult for our suppliers to source raw materials in China, manufacture finished goods in China, and export our products from China. We plan to source approximately 15% of our products from China in fiscal 2020. Additionally, our suppliers throughout Asia source a significant amount of fabric from China. If the severity and reach of the coronavirus outbreak increases, there may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our results of operations.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2019, we purchased approximately 65% of our products from ten vendors, of which approximately half comes from three vendors. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors experience financial difficulties, manufacturing capacity constraints, or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.
Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at third party factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the west coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of this west coast port and unions have in the past resulted in a significant backlog of cargo containers entering the United States. The insolvency of a major shipping company has also had an effect on our supply chain. As a result, we have in the past experienced delays in the shipment of our products. In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.
Our inability to effectively source and manage inventory could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.
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
Additionally, the nature of our business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels, and to support our omni-channel strategies, including our buy on-line and pick-up in store program. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases and allocations to our sales channels. In the past, we have not always predicted our customers' preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins, and too little inventory may result in lost sales.
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
We distribute our products through multiple channels in the children's apparel and accessories market, which, as of December 28, 2019, included 1,109 stores, approximately 18,000 wholesale locations (including department stores, national chain stores, specialty stores and discount retailers), and our eCommerce websites in North America, as well as our other international wholesale accounts and licensees. Our multi-channel global business model, which includes retail store, e-commerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world.
This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Omni-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and counteract new developments and technology investments by our competitors. Our omni-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. If we are unable to attract and retain employees or contract with third-parties having the specialized skills needed to support our multi-channel efforts, implement improvements to our customer-facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers' orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if our retail eCommerce sites or our other customer-facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand and delivery promises to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.
Our retail success is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.
A significant portion of our revenues are through our retail stores in leased retail locations across the United States, Canada, and Mexico. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to generate profitable store sales volumes. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations. In addition, if consumer shopping preferences transition more from brick-and-mortar stores to online retail experiences, any increase we may see in our eCommerce sales may not be sufficient to offset the decreases in sales from our brick-and-mortar stores.
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

•	disruptions in telecommunications services or power outages;

•	reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers on-time and without damage;

•	rapid technology changes;

•	the failure to deliver products to customers on-time and within customers' expectations;

•	credit or debit card, or other electronic payment-type, fraud;

•	the diversion of sales from our physical stores;

•	natural disasters or adverse weather conditions;

•	changes in applicable federal, state and international regulations;

•	liability for online content; and

•	consumer privacy concerns and regulation.
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
Our ability to conduct business in new and existing international markets is subject to legal, regulatory, political, and economic risks. These include the burdens of complying with foreign laws and regulations (including trade and labor restrictions), unexpected changes in regulatory requirements, new consumer privacy laws, and new tariffs or other barriers in some international markets. Additionally, the U.S. Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws, prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with anti-bribery laws. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed by our employees, agents, or vendors. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations, and cash flows.
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
As of December 28, 2019, we had $600.0 million aggregate principal amount of debt outstanding (excluding $5.0 million of outstanding letters of credit), and $645.0 million of undrawn availability under our senior secured revolving credit facility after giving effect to $5.0 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
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
In addition, both our senior secured revolving credit facility and, in certain circumstances, our indenture governing the senior notes contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments (including business acquisitions), pay dividends or distributions on our capital stock, engage in mergers, dispose of assets and use the proceeds from any such dispositions, and raise debt or equity capital to be used to repay other indebtedness when it becomes due. These restrictions may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In particular, we cannot guarantee that we will have sufficient cash from operations, borrowing capacity under our debt documents, or the ability to raise additional funds in the capital markets to pursue our growth strategies as a result of these restrictions or otherwise. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
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
As our business continues to grow in size, complexity, and geographic footprint, we have enhanced and upgraded our information technology infrastructure and we expect there to be a regular need for additional enhancements and upgrades as we continue to grow. Failure to implement new systems or upgrade systems, including operational and financial systems, as needed or complications encountered in implementing new systems or upgrading existing systems could cause disruptions that may adversely affect our business and results of operations. Further, additional investments needed to upgrade and expand our information technology infrastructure may require significant investment of additional resources and capital, which may not always be available or available on favorable terms.
Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.
We handle a large portion of our merchandise distribution for our U.S. stores and our eCommerce operations from our facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at our distribution facility (such as a high level of demand during peak periods) or because of natural disasters, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. In addition, we use an automated system that manages the order processing for our eCommerce business. In the event that this system becomes inoperable for any reason, we may be unable to ship orders in a timely manner, and as a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact our sales and profitability.
Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.
We must comply with various laws and regulations, including applicable employment, privacy and consumer protection laws. Our policies, procedures, and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations, and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC, and the New York Stock Exchange ("NYSE") as well as other laws. Our failure to comply with these various laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.
In addition, any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, data privacy (including the E.U. General Data Protection Act and the California Consumer Privacy Act), transportation and logistics, health care, tax, privacy, operations, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors, or agents, we could experience delays in shipments and receipt of goods, or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect the our business and results of operations.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to income taxes in federal and applicable state and local tax jurisdictions in the United States, Canada, Hong Kong, Mexico, and other foreign jurisdictions. The taxable income in each jurisdiction is affected by certain transfer prices between affiliated entities. Challenges to the arms-length nature of these transfer prices could materially affect our taxable income in a taxing jurisdiction, and therefore affect our income tax expense. We record tax expense based on our estimates of current and future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially affected by changes in the geographic mix and level of earnings.
Due to a 2018 US Supreme Court ruling, states may have additional ability to tax entities operating in their state, but lacking physical presence. This case and states' response to its findings may affect our business, financial condition, or results of operations in future periods.
We are aware of certain international initiatives (such as the Organisation for Economic Co-operation and Development (OECD)'s Base Erosion and Profit Shifting (BEPS)) that are focused on the equity of international taxation and have proposed several pillars of international tax that may ultimately result a worldwide minimum tax, or more defined approach around global profit allocation between related companies operating in jurisdictions with disparate income tax rates. In addition, many countries have adopted mandatory country by country reporting of revenue, employees and profits, intended to provide information about a company's global tax strategy. There has also been international discussion of the inequity of certain international provisions of the 2017 Tax Act (defined below) as it relates to international commerce. We continue to assess the effects that these international initiatives will have on our business, financial condition, or results of operations in future periods.
In December 2017, the U.S. government enacted tax law changes known as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly effects U.S. taxation for multinational corporations. Provisions of the 2017 Tax Act include a reduction in the U.S. corporate tax rate, certain provisions to broaden the U.S. tax base, imposition of a minimum tax on income earned by foreign subsidiaries, an incentive for foreign sourced income earned by US entities and an incentive to encourage the repatriation of foreign sourced income. The Internal Revenue Service has issued numerous regulations, and has expressed an intention to issue additional guidance, some of which may be applied retroactively to fiscal 2017. We continue to assess the effects that additional IRS regulations, notices, and other guidance will have on our business, financial condition, or results of operations in future periods.
Various states have selectively adopted certain provisions of the 2017 Tax Act, and other states have expressed that they continue to evaluate the impact this tax law has on state revenue. We anticipate that states will continue to legislatively adopt certain provisions of the 2017 Tax Act that may impact our state tax liability for current and deferred state taxes in the period adopted.
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
Failure to continue to pay or a reduction in quarterly cash dividends to our shareholders could cause the market price for our common stock to decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of December 28, 2019.
Our corporate headquarters occupies 304,000 square feet of leased space in a building in Atlanta, Georgia. Our lease for that space expires in April 2030. In addition, we occupy leased space in a building in Mississauga, Ontario, which serves as our regional headquarters for Canada, and we occupy leased space in Hong Kong, China, which serves as our principal sourcing office in Asia. We also lease other space in Georgia, Wisconsin, and New York, as well as in Bangladesh, Cambodia, China, Mexico, the United Kingdom, and (since January 2020) in Vietnam that, depending on the site, serves as a sourcing, sales, or administrative office. We also own a 224,000 square foot facility in Griffin, Georgia.
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
We also operate the following number of leased retail stores: 862 in the United States; 201 in Canada; and 46 in Mexico. Our average remaining lease term for retail store leases in the United States, Canada, and Mexico is approximately 4.5 years, excluding renewal options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Historical Stock Price and Number of Record Holders
Our common stock trades on the New York Stock Exchange (NYSE) under the trading symbol CRI. The last reported sale price per share of our common stock on February 18, 2020 was $110.25. On that date there were 191 holders of record of our common stock.
Share Repurchases
The following table provides information about shares repurchased through our repurchase program described below during the fourth quarter of fiscal 2019:

Period	Total number of shares purchased(*)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of remaining shares that can be purchased under the plans or programs

September 29, 2019 through October 26, 2019	183,194	$92.79	183,194	$228,149,548

October 27, 2019 through November 23, 2019	59,962	$101.02	58,895	$222,199,955

November 24, 2019 through December 28, 2019	257,463	$102.92	257,463	$195,703,098

Total	500,619		499,552

(*)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 1,067 shares surrendered between October 27, 2019 and November 23, 2019.

Share Repurchase Program
Prior to 2017, our Board of Directors authorized the repurchase of shares of our common stock in amounts up to $962.5 million. On both February 13, 2020 and February 22, 2018, our Board of Directors authorized an additional $500 million of share repurchases, resulting in the authorization of an aggregate of $1.96 billion in share repurchases over time. These authorizations are in addition to the $400 million authorized in 2013 for the Company's completed accelerated share repurchase (ASR) program.
Open-market repurchases of our common stock during fiscal years 2019, 2018, and 2017 were as follows:

	For the fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Number of shares repurchased	2,107,472	1,879,529	2,103,401
Aggregate cost of shares repurchased (dollars in thousands)	$196,910	$193,028	$188,762
Average price per share	$93.43	$102.70	$89.74
In addition to the open-market repurchases completed in fiscal years 2019, 2018, and 2017, we completed open-market repurchases totaling $688.0 million in fiscal years prior to 2017.
Repurchases under the authorizations may be made in the open market or in privately-negotiated transactions, with the level and timing of such activity at the discretion of our management depending on market conditions, stock price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.
Dividends
On February 13, 2020, our Board of Directors authorized a quarterly cash dividend payment of $0.60 per common share, payable on March 20, 2020 to shareholders of record at the close of business on March 6, 2020.

In fiscal 2019, we paid quarterly cash dividends of $0.50 per share each quarter. In fiscal 2018, we paid quarterly cash dividends of $0.45 per share each quarter.
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
Recent Sales of Unregistered Securities
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and other data has been derived from our consolidated financial statements for each of the five fiscal years presented. The following information should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" which includes the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or the respective prior fiscal years' Annual Report on Form 10-K.
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional, or 53rd, week of results. All fiscal years for which financial information is set forth below contained 52 weeks.

	For the fiscal year ended
(dollars in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017(2)	December 31, 2016(2)	January 2, 2016(3)
Operating Data:
U.S. Retail	$1,884,150	$1,851,193	$1,775,378	$1,655,784	$1,514,355
U.S. Wholesale	1,205,646	1,180,687	1,209,663	1,178,034	1,173,313
International	429,490	430,389	415,463	364,725	326,211
Total net sales	$3,519,286	$3,462,269	$3,400,504	$3,198,543	$3,013,879
Cost of goods sold	$2,010,736	$1,964,786	$1,917,150	$1,820,024	$1,755,855
Gross profit	$1,508,550	$1,497,483	$1,483,354	$1,378,519	$1,258,024
Operating income	$371,872	$391,433	$419,607	$425,928	$392,857
Income before income taxes	$327,952	$355,975	$391,072	$395,440	$368,188
Net income	$263,802	$282,068	$302,848	$257,709	$237,822
Per Common Share Data:
Basic net income	$5.89	$6.06	$6.31	$5.12	$4.55
Diluted net income	$5.85	$6.00	$6.24	$5.08	$4.50
Balance Sheet Data:
Working capital(1)	$632,257	$715,537	$689,464	$779,717	$867,890
Total assets	$2,753,117	$2,058,858	$2,071,042	$1,949,037	$2,003,654
Total debt, net	$594,672	$593,264	$617,306	$580,376	$578,972
Stockholders' equity	$880,130	$869,433	$857,416	$788,363	$875,051
Cash Flow Data:
Net cash provided by operating activities	$387,215	$356,198	$329,621	$369,229	$307,987
Net cash used in investing activities	$(60,670)	$(63,307)	$(227,915)	$(88,340)	$(103,425)
Net cash used in financing activities	$(283,384)	$(298,946)	$(223,075)	$(363,507)	$(162,005)
Other Data:
Capital expenditures	$61,419	$63,783	$69,473	$88,556	$103,497
Dividend declared & paid per common share	$2.00	$1.80	$1.48	$1.32	$0.88

(1)	Represents total current assets less total current liabilities.

(2)	Fiscal 2017 and 2016 reflect the retrospective adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers.

(3)	Fiscal 2015 reflects the retrospective adoption of Accounting Standards Update No. 2015-03, Presentation of Debt Issuance Cost for Term Debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form 10-K. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K.
For a comparison of our results for fiscal year 2018 to our results for fiscal year 2017 and other financial information related to fiscal year 2017, refer to our 2018 Annual Report on Form 10-K, filed with the SEC on February 25, 2019.
Fiscal Years
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional, or 53rd, week of results. Fiscal year 2019 ended on December 28, 2019 and fiscal year 2018 ended on December 29, 2018. Both fiscal year 2019 and fiscal year 2018 contained 52 calendar weeks.
Our Business
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter's and OshKosh B'gosh (or "OshKosh"), and a leading baby and young child lifestyle brand, Skip Hop.
Established in 1865, our Carter's brand is recognized and trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for apparel and accessories for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable necessities such as diaper bags to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired the Skip Hop brand in February 2017.
Our mission is to serve the needs of all families with young children, with a vision to be the world's favorite brands in young children's apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. The baby and young children's apparel market ages zero to 10 in the U.S. is approximately $27 billion. In that market, our Carter's brands, including our exclusive brands, have the #1 position with approximately 12% of market share and our OshKosh brand has approximately 2% market share.
Our multi-channel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. As of December 28, 2019, our channels included 1,109 retail stores, approximately 18,000 wholesale locations, and eCommerce websites in North America, as well as our other international wholesale accounts and licensees who operate in over 90 countries.
We have extensive experience in the young children's apparel and accessories market and focus on delivering products that satisfy our consumers' needs. Our long-term growth strategy is focused on:

•	providing the best value and experience in apparel and related products for young children;

•	extending the reach of our brands; and

•	improving profitability.
Segments
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Finally, our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees.

Fiscal Year 2019 Highlights

•	Consolidated net sales increased $57.0 million, or 1.6%, to $3.52 billion in fiscal 2019, reflecting our 31st consecutive year of sales growth.

◦
U.S. Retail net sales increased $33.0 million, or 1.8%, primarily attributable to an increase in eCommerce sales and an increase in new stores that are not yet comparable, partially offset by a decline in comparable retail stores driven by reduced traffic and a decrease in net sales resulting from store closures. We continue to execute on our U.S. Retail store optimization strategy which includes closing older, under-performing, locations and opening stores in more convenient locations for our customers, such as strip or value centers.

◦	U.S. Wholesale sales increased $25.0 million, or 2.1%, primarily driven by growth of our exclusive Carter's brands.

◦
International segment sales decreased $0.9 million, or 0.2%, primarily due to the transition of our business model in China from wholesale to a full licensing model in the first quarter of fiscal 2019 and unfavorable movements in foreign currency exchange rates, partially offset by higher demand in Canada and growth in various markets outside of North America.

•
Gross profit increased $11.1 million, or 0.7%, to $1.51 billion in fiscal 2019. Gross margin decreased 40 basis points ("bps") to 42.9% in fiscal 2019, primarily due to higher product costs including additional tariffs imposed on products imported from China, a lower margin customer and product mix within U.S. Wholesale, and higher shipping costs in our eCommerce channel. These decreases were partially offset by a higher average selling price per unit and favorable inventory provisions.

•
Selling, general and administrative ("SG&A") expenses as a percentage of total net sales ("SG&A rate") decreased 70 bps to 32.4% for fiscal 2019, primarily as a result of a decrease in customer-related bankruptcy charges and lower expenses due to the transition of our business model in China from wholesale to a full licensing model.

•
Operating income decreased $19.6 million, or 5.0%, to $371.9 million in fiscal 2019, primarily due to the recognition of a $30.8 million non-cash impairment related to the Skip Hop tradename, partially offset by the factors discussed above.

•
Net income decreased $18.3 million, or 6.5%, to $263.8 million in fiscal 2019, primarily due to the recognition of a $30.8 million Skip Hop tradename non-cash impairment charge and a $7.8 million loss on extinguishment of debt recognized as part of our senior note refinancing in fiscal 2019, partially offset by sales growth in U.S. Retail and U.S. Wholesale.

•	Diluted net income per common share decreased 2.5% to $5.85 in fiscal 2019.

•	A total of $286.5 million was returned to our shareholders, comprised of $196.9 million in share repurchases and $89.6 million in dividends.
In fiscal 2019, we strengthened our position as the market leader in young children's apparel. We enhanced our omni-channel capabilities to better serve families with young children, including our buy online, pickup in-store capability which provides our customers with same-day in-store fulfillment of eCommerce orders. Our eCommerce businesses continued to deliver strong growth, in part due to the re-launch of our U.S. Retail websites and the launch of a website in Mexico. We also continued to focus on capturing operational efficiencies and scaling our Skip Hop, Mexico, and Simple Joys businesses. These efforts, along with our focus on providing the best value and experience in apparel and related products for young children, enabled us to outperform the children's apparel market in 2019.
Recent Developments
We are closely monitoring an outbreak of respiratory illness caused by a novel coronavirus that was first detected in Wuhan, China. The virus has affected several industries within China, including textile production and manufacturing. As such, we may experience delays in the receipt of product from our vendors in Asia, including China. The financial impact of any delayed receipts is unknown at this time. Our actual results could differ materially from our guidance due to this risk, and other uncertainties and factors, including those set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
2019 FISCAL YEAR ENDED DECEMBER 28, 2019 COMPARED TO 2018 FISCAL YEAR ENDED DECEMBER 29, 2018
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal year ended
(dollars in thousands, except per share data)	December 28, 2019	December 29, 2018	$ Change	% / bps Change
Consolidated net sales	$3,519,286	$3,462,269	$57,017	1.6%
Cost of goods sold	2,010,736	1,964,786	45,950	2.3%
Gross profit	1,508,550	1,497,483	11,067	0.7%
Gross profit as % of consolidated net sales	42.9%	43.3%		(40) bps
Royalty income, net	34,637	38,930	(4,293)	(11.0)%
Royalty income as % of consolidated net sales	1.0%	1.1%		(10) bps
Selling, general, and administrative expenses	1,140,515	1,144,980	(4,465)	(0.4)%
SG&A expenses as % of consolidated net sales	32.4%	33.1%		(70) bps
Intangible asset impairment	30,800	—	30,800	n/a
Operating income	371,872	391,433	(19,561)	(5.0)%
Operating income as % of consolidated net sales	10.6%	11.3%		(70) bps
Interest expense	37,617	34,569	3,048	8.8%
Interest income	(1,303)	(527)	(776)	147.2%
Other (income) expense, net	(217)	1,416	(1,633)	(115.3)%
Loss on extinguishment of debt	7,823	—	7,823	n/a
Income before income taxes	327,952	355,975	(28,023)	(7.9)%
Provision for income taxes	64,150	73,907	(9,757)	(13.2)%
Effective tax rate(*)	19.6%	20.8%		(120) bps
Net income	$263,802	$282,068	$(18,266)	(6.5)%

Basic net income per common share	$5.89	$6.06	$(0.17)	(2.8)%
Diluted net income per common share	$5.85	$6.00	$(0.15)	(2.5)%
Dividend declared and paid per common share	$2.00	$1.80	$0.20	11.1%

(*)	Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding.
Consolidated Net Sales
Consolidated net sales increased $57.0 million, or 1.6%, to $3.52 billion in fiscal 2019. This increase reflected sales growth of $33.0 million in our U.S. Retail and $25.0 million in our U.S. Wholesale segments. Sales in our International segment were comparable to last year. Changes in foreign currency exchange rates used for translation in fiscal 2019, as compared to fiscal 2018, had an unfavorable effect on our consolidated net sales of approximately $6.1 million.
Gross Profit and Gross Margin
Our consolidated gross profit increased $11.1 million, or 0.7%, to $1.51 billion in fiscal 2019. Consolidated gross margin decreased 40 bps to 42.9% in fiscal 2019.
Gross profit is calculated as consolidated net sales less cost of goods sold, and gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold include expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in selling, general, and administrative ("SG&A"). Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Accordingly, our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
The increase in consolidated gross profit was primarily due to sales growth in the U.S. Retail and U.S. Wholesale segments, a higher average selling price per unit, and favorable inventory provisions, partially offset by higher product costs and additional tariffs imposed on units imported from China.
The decrease in consolidated gross margin was primarily attributable to higher product costs including additional tariffs imposed on units imported from China, a lower margin customer and product mix within U.S. Wholesale, and higher shipping costs in our eCommerce channel. These decreases were partially offset by a higher average selling price per unit and favorable inventory provisions.
Royalty Income
Royalty income decreased $4.3 million, or 11.0%, to $34.6 million in fiscal 2019. In 2019, the Company ended a previous royalty arrangement with Target related to the Genuine Kids by OshKosh brand. The Company now sells the OshKosh brand to Target directly under a wholesale business model. Additionally, in 2019, the Company insourced certain hosiery products, which had been previously manufactured by a third party under a licensing agreement.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $4.5 million, or 0.4%, to $1.14 billion in fiscal 2019 and decreased as a percentage of consolidated net sales approximately 70 bps to 32.4% in fiscal 2019. This decrease was primarily attributable to the inclusion in fiscal 2018 of certain customer-related bankruptcy charges and lower expenses in the current year due to the transition of our business model in China from wholesale to a full licensing model. These decreases were partially offset by higher investments in key growth priorities, which include expenses related to the U.S. Retail business and technology initiatives, higher distribution costs, and increased performance-based compensation.
Intangible Asset Impairment
In the third quarter of fiscal 2019, the Company recorded a non-cash charge of $30.8 million relative to the impairment of its Skip Hop tradename recorded in connection with the acquisition of Skip Hop Holdings, Inc. in 2017. The impairment reflects the effect of lower sales and profitability relative to the assumptions supporting the valuation of the tradename at acquisition. Such reductions reflect lower U.S. demand, including the loss of a significant customer (Toys "R" Us), lower international demand, and the impact of additional tariffs imposed on product sourced from China.
Operating Income
Consolidated operating income decreased $19.6 million, or 5.0%, to $371.9 million in fiscal 2019 and decreased as a percentage of net sales by approximately 70 bps to 10.6% in fiscal 2019, primarily due to a $30.8 million non-cash impairment related to the Skip Hop tradename, partially offset by the factors discussed above.
Interest Expense
Interest expense increased $3.0 million, or 8.8%, to $37.6 million in fiscal 2019. Weighted-average borrowings for fiscal 2019 were $662.2 million at an effective interest rate of 5.47%, compared to weighted-average borrowings for fiscal 2018 of $686.9 million at an effective interest rate of 4.90%.
The decrease in weighted-average borrowings during fiscal 2019 was attributable to reduced borrowings under our secured revolving credit facility. The increase in the effective interest rate for fiscal 2019 compared to fiscal 2018 was primarily due to incremental interest expense associated with the refinancing of the previous senior notes in the first quarter of fiscal 2019 and a higher London Interbank Offered Rate ("LIBOR") for the outstanding borrowings on our variable-rate secured revolving credit facility during the fiscal 2019 period.
Loss on Extinguishment of Debt
During the first quarter of fiscal 2019, loss on extinguishment of debt was $7.8 million due to the early extinguishment of our $400 million in aggregate principal amount of 5.25% senior notes due in 2021. Concurrently, we issued $500 million in aggregate principal amount of 5.625% senior notes due in 2027.

Income Taxes
Our consolidated income taxes decreased $9.8 million, or 13.2%, to $64.2 million in fiscal 2019 and the effective tax rate decreased approximately 120 bps to 19.6% in fiscal 2019 from 20.8% in fiscal 2018. The lower effective tax rate in 2019 reflects the mix of income earned in the U.S. versus foreign jurisdictions.
Net Income
Our consolidated net income decreased $18.3 million, or 6.5%, to $263.8 million in fiscal 2019. This decrease was due to the factors previously discussed.
Results by Segment - Fiscal Year 2019 compared to Fiscal Year 2018
The following table summarizes net sales and operating income, by segment, for the fiscal years ended December 28, 2019 and December 29, 2018:

	Fiscal year ended
(dollars in thousands)	December 28, 2019	% of consolidated net sales	December 29, 2018	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,884,150	53.5%	$1,851,193	53.5%	$32,957	1.8%
U.S. Wholesale	1,205,646	34.3%	1,180,687	34.1%	24,959	2.1%
International	429,490	12.2%	430,389	12.4%	(899)	(0.2)%
Consolidated net sales	$3,519,286	100.0%	$3,462,269	100.0%	$57,017	1.6%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$225,874	12.0%	$224,784	12.1%	$1,090	0.5%
U.S. Wholesale	212,558	17.6%	224,194	19.0%	(11,636)	(5.2)%
International	36,650	8.5%	39,253	9.1%	(2,603)	(6.6)%
Unallocated corporate expenses	(103,210)	2.9%	(96,798)	2.8%	(6,412)	(6.6)%
Consolidated operating income	$371,872	10.6%	$391,433	11.3%	$(19,561)	(5.0)%
Comparable Sales Metrics
Our management's discussion and analysis includes comparable sales metrics for our company-owned retail stores and our eCommerce sites in our U.S. Retail and International segments.
Our comparable store sales metrics include sales for all stores and eCommerce sites that were open and operated by us during the comparable fiscal period, including stand-alone format stores that converted to multi-branded format stores and certain remodeled or relocated stores. A store or site becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations.
The method of calculating sales metrics varies across the retail industry. As a result, our comparable sales metrics may not be comparable to those other retailers.
U.S. Retail
U.S. Retail segment net sales increased $33.0 million, or 1.8%, to $1.88 billion in fiscal 2019. The increase in net sales was primarily attributable to an increase in eCommerce sales and an increase in revenue from new stores that are not yet comparable, partially offset by a decline in comparable retail stores driven by reduced traffic and a decrease in net sales resulting from store closures. Comparable net sales, including retail stores and eCommerce, increased 0.4% during fiscal 2019 compared to fiscal

2018 primarily driven by growth in eCommerce. As of December 28, 2019, we operated 862 retail stores in the U.S. compared to 844 (excluding five temporary Skip Hop stores) in fiscal 2018.
U.S. Retail segment operating income increased $1.1 million, or 0.5%, to $225.9 million in fiscal 2019. Operating income in fiscal 2019 included a $1.2 million intangible asset impairment charge related to the Skip Hop tradename. Operating margin decreased 10 bps to 12.0% in fiscal 2019. The primary drivers of the decrease in operating margin were a 40 bps decrease in gross margin and the intangible asset impairment, partially offset by a 30 bps reduction in SG&A rate (SG&A as a percentage of net sales). The decrease in gross margin was primarily due to higher product costs including additional tariffs and unfavorable inventory provisions, partially offset by a higher average selling price per unit. The decrease in the SG&A rate was primarily driven by improved leverage of retail store expenses as a result of productivity initiatives and lower freight.
U.S. Wholesale
U.S. Wholesale segment net sales increased $25.0 million, or 2.1%, to $1.21 billion in fiscal 2019. This increase reflected growth of our exclusive Carter's brands and an increase in average selling price per unit, partially offset by reduced demand, primarily due to customer bankruptcies.
U.S. Wholesale segment operating income decreased $11.6 million, or 5.2%, to $212.6 million in fiscal 2019. Operating income in fiscal 2019 included a $19.1 million intangible asset impairment charge related to the Skip Hop tradename. Operating margin decreased 140 bps to 17.6% in fiscal 2019. The primary drivers of the decrease in operating margin were a 70 bps decrease in gross margin, a 40 bps decrease in royalty income, and the intangible asset impairment, partially offset by a 130 bps reduction in SG&A rate. The decrease in gross margin was primarily due to higher product costs, including additional tariffs, and unfavorable changes in customer mix, partially offset by favorable inventory provisions. The decrease in royalty income was primarily due to the initiation of wholesale sales of the OshKosh brand at Target which replaced a former royalty business model. The decrease in the SG&A rate was primarily driven by the absence of customer-related bankruptcy charges.
International
International segment net sales decreased $0.9 million, or 0.2%, to $429.5 million in fiscal 2019. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $6.1 million unfavorable effect on International segment net sales in fiscal 2019. The decrease in net sales is primarily due to the transition of our business model in China from wholesale to a full licensing model in the first quarter of fiscal 2019 and the unfavorable effect of foreign currency exchange rates, offset by higher demand in Canada and growth in various markets outside of North America.
Canadian comparable net sales, including retail stores and eCommerce, increased 0.9% in fiscal 2019 compared to fiscal 2018 primarily due to growth in eCommerce. As of December 28, 2019, we operated 201 and 46 retail stores in Canada and Mexico respectively, compared to 188 and 42 in fiscal 2018.
International segment operating income decreased $2.6 million, or 6.6%, to $36.7 million in fiscal 2019. Operating income in fiscal 2019 included a $10.5 million intangible asset impairment charge related to the Skip Hop tradename. Operating margin decreased 60 bps to 8.5% in fiscal 2019. The decrease in the operating margin was primarily attributable to the intangible asset impairment, partially offset by a 40 bps increase in gross margin and a 140 bps decrease in the SG&A rate. The increase in gross margin was primarily due to favorable inventory provisions, partially offset by higher product costs and unfavorable channel mix. The SG&A rate decreased primarily as a result of the China business model change.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $6.4 million, or 6.6%, to $103.2 million in fiscal 2019. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 10 bps to 2.9% in fiscal 2019. The increase primarily reflects increased investments in information technology initiatives and increased performance based compensation.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flow from operations, and borrowings available under our secured revolving credit facility. We expect that these sources will fund our ongoing requirements for the foreseeable future. We also believe that we have ready access to the capital markets if additional sources of funding or liquidity are required. Further, we do not expect current economic conditions to prevent us from meeting our cash needs. These sources of liquidity may be affected by events described in our risk factors, as further discussed in "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

As of December 28, 2019, we had approximately $214.3 million of cash and cash equivalents in major financial institutions, including approximately $56.5 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States, and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
Balance Sheet
Net accounts receivable at December 28, 2019 were $251.0 million compared to $258.3 million at December 29, 2018. The decrease of $7.3 million, or 2.8%, as compared to December 29, 2018, was primarily the result of the timing of wholesale customer receipts.
Inventories at December 28, 2019 were $594.0 million compared to $574.2 million at December 29, 2018. The increase of $19.8 million, or 3.4%, compared to December 29, 2018, primarily reflected an increased average unit cost, timing of receipts, changes in foreign currency exchange rates used for translation, and business growth from retail locations.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2019 was $387.2 million compared to net cash provided by operating activities of $356.2 million in fiscal 2018. The increase in operating cash flow primarily reflected the timing of payments and receipts in the normal course of business.
Net Cash Used in Investing Activities
Net cash used in investing activities was approximately $60.7 million in fiscal 2019, compared to net cash used of approximately $63.3 million in fiscal 2018. This decrease in net cash used in investing activities for fiscal 2019 is primarily due to a decrease in capital expenditures. Our capital expenditures were approximately $61.4 million, including $32.1 million for our U.S. and international retail store openings and remodelings, $17.8 million for information technology initiatives, $4.8 million for our distribution facilities, and $2.3 million for wholesale fixtures.
We plan to invest approximately $75 million in capital expenditures in fiscal 2020, primarily for U.S. and international retail store openings and remodelings, information technology initiatives, and distribution facilities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $283.4 million in fiscal 2019 compared to $298.9 million in fiscal 2018. This decrease in cash used for financing activities in fiscal 2019 primarily reflected the receipt of $500 million of proceeds from the issuance of senior notes due 2027, which were used to refinance the previous senior notes due 2021 and a portion of the borrowings under the secured revolving credit facility, and proceeds from exercises of stock options. This was offset in part by the payment of debt issuance costs, premiums paid to extinguish debt, increased repurchases of common stock and increased dividend payments.
Secured Revolving Credit Facility
On August 25, 2017, the Company's wholly-owned subsidiary, The William Carter Company ("TWCC"), and the syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement. This amended and restated secured revolving credit facility provided: (a) an extension of the term of the facility to August 25, 2022 and (b) an increase in the aggregate credit line to $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million. In addition, the secured revolving credit facility provides for incremental borrowing facilities up to $425 million, which are comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00.
On September 21, 2018, TWCC and a syndicate of lenders entered into Amendment No. 1 to the fourth amended and restated credit agreement that, among other things, extended the term of the facility from August 25, 2022 to September 21, 2023.

As of December 28, 2019 and December 29, 2018, we had $100.0 million and $196.0 million in outstanding borrowings under our secured revolving credit facility, respectively, exclusive of $5.0 million of outstanding letters of credit for both fiscal 2019 and fiscal 2018. As of December 28, 2019 and December 29, 2018, approximately $645.0 million and $549.0 million were available for future borrowing, respectively. Weighted-average borrowings for fiscal 2019 were $182.5 million compared to weighted-average borrowings for fiscal 2018 of $286.9 million. The decline in weighted-average borrowings for fiscal 2019 was primarily due to the refinancing of the new senior notes in fiscal 2019, in which a portion of the proceeds were used to refinance outstanding borrowings under the secured revolving credit facility. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of December 28, 2019 were 1.625% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.625% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of December 28, 2019 and December 29, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.42% and 4.11%, respectively. The effective interest rate for fiscal 2019 was 3.76% compared to an effective interest rate of 3.45% for fiscal 2018.
As of December 28, 2019, we were in compliance with the financial and other covenants under our secured revolving credit facility.
Senior Notes
As of December 28, 2019, TWCC had $500 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our consolidated balance sheet, the $500 million of outstanding senior notes as of December 28, 2019 is reported net of $5.3 million of unamortized issuance-related debt costs, and the $400 million of outstanding senior notes as of December 29, 2018 is reported net of $2.7 million of unamortized issuance-related debt costs.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter's, Inc. and all guarantees are joint, several and unconditional.
On and after March 15, 2022, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price is applicable when the redemption occurs during the twelve-month period beginning on March 15 of each of the years indicated is as follows:

Year	Percentage
2022	102.81%
2023	101.41%
2024 and thereafter	100.00%
The indenture governing the senior notes provides that upon the occurrence of specific kinds of changes of control, unless a redemption notice with respect to all the outstanding senior notes has previously or concurrently been mailed or delivered, TWCC will be required to make an offer to purchase the senior notes at 101% of their principal amount, plus accrued and unpaid interest to (but excluding) the date of purchase.
The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC's ability and the ability of certain of its subsidiaries to: (a) incur certain types of indebtedness that is secured by a lien; (b) enter into certain sale and leaseback transactions; and (c) consolidate or merge with or into, or sell substantially all of the issuer's assets to, another person, under certain circumstances. Terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter's, Inc. is not subject to these covenants.

Share Repurchases
On both February 13, 2020 and February 22, 2018, our Board of Directors authorized an additional $500 million of share repurchases, for total authorizations, inclusive of authorizations prior to 2018, up to $1.96 billion. There is no expiration date on these authorizations.
Open-market repurchases of our common stock during fiscal years 2019 and 2018 were as follows:

	For the fiscal year ended
	December 28, 2019	December 29, 2018
Number of shares repurchased	2,107,472	1,879,529
Aggregate cost of shares repurchased (dollars in thousands)	$196,910	$193,028
Average price per share	$93.43	$102.70
In addition to the open-market repurchases completed in fiscal years 2019 and 2018, open-market repurchases totaling $876.8 million were made in fiscal years prior to 2018. Total remaining capacity under all of the repurchase authorizations as of December 28, 2019 was approximately $195.7 million.
Future share repurchases may be made in the open market or in privately negotiated transactions, with the level and timing of activity at our discretion depending on market conditions, share price, other investment priorities, and other factors.
Dividends
Our Board of Directors authorized quarterly cash dividends of $0.50 per share in each quarter of fiscal 2019, and cash dividends of $0.45 per share in each quarter of fiscal 2018. The dividends were paid during the fiscal quarter in which they were declared.
On February 13, 2020, our Board of Directors authorized a quarterly cash dividend payment of $0.60 per common share, payable on March 20, 2020 to shareholders of record at the close of business on March 6, 2020.
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

Commitments
The following table summarizes as of December 28, 2019, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$—	$—	$—	$100,000	$—	$500,000	$600,000
Interest on debt(1)	31,650	31,583	31,583	30,624	28,125	70,312	223,877
Operating leases(2)	192,986	175,521	151,436	125,320	100,923	195,757	941,943
Other	231	231	231	211	—	—	904
Total financial obligations	$224,867	$207,335	$183,250	$256,155	$129,048	$766,069	$1,766,724
Letters of credit	5,018	—	—	—	—	—	5,018
Total financial obligations and commitments(3)(4)(5)	$229,885	$207,335	$183,250	$256,155	$129,048	$766,069	$1,771,742

(1)
Reflects: i) estimated variable rate interest on obligations outstanding on our secured revolving credit facility as of December 28, 2019 using an interest rate of 3.42% and ii) a fixed interest rate of 5.625% for the senior notes.

(2)	The minimum lease obligation includes all lease and non-lease components that were included in the measurement of the lease liability.

(3)	The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.

(4)
The table above excludes purchase obligations. Our estimate as of December 28, 2019 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $300 million and $400 million.

(5)
The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of December 28, 2019 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Item 8 "Financial Statements and Supplementary Data" under Note 12, Employee Benefit Plans, to the consolidated financial statements.

Off-Balance Sheet Obligations
We do not maintain off-balance sheet arrangements, transaction, obligations, or other relationships with unconsolidated entities except for those that are made in the normal course of our business and included in our commitments table presented above.
Liquidity Outlook
Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our secured revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for the foreseeable future, although no assurance can be given in this regard. Additionally, we believe that we have access to the capital markets as needed to fund additional liquidity needs which might arise.
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
Our significant accounting policies are described in our accompanying consolidated financial statements. The following discussion addresses our critical accounting policies and estimates, which are those policies that require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition and Accounts Receivable Allowance
At the beginning of fiscal 2018, the Company adopted the provisions of Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers, and all related amendments ("ASC 606") using the full retrospective adoption method.
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
We record cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements of approximately $3.1 million for fiscal 2019, $3.0 million for fiscal 2018, and $3.1 million for fiscal 2017 as a component of SG&A expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.
Except in very limited circumstances, we do not allow our wholesale customers to return goods to us.
Inventory
Our inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of goods sold when the related inventory item is sold.
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
Under a quantitative assessment for goodwill, the first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We use discounted cash flow models and comparable company analysis to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of the goodwill.
A tradename is considered impaired if the estimated fair value of the tradename is less than the carrying amount. Impairment reviews for an indefinite-lived tradename can be conducted using qualitative analysis, and if necessary, by a quantitative impairment test. If a tradename is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the tradename. The process of estimating the fair value of a tradename incorporates the relief-from-royalty method, which requires us to make assumptions and to apply judgment, including forecasting revenue growth rates and selecting the appropriate terminal value, discount rate, and royalty rate.
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
The Company's Skip Hop business has experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer (Toys "R" Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company's indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. The indefinite-lived tradename asset assessment was performed in accordance with ASC 350, "Intangibles--Goodwill and Other" and was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. Based on this assessment, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company's indefinite-lived Skip Hop tradename asset after the impairment charge was $26.0 million.
Due to the reduced expected impact from tariffs on Skip Hop's projected operating margins, which led to an increase in the royalty rate assumption, no further impairment to the indefinite-lived Skip Hop tradename asset was necessary as of December 28, 2019. Although the Company determined that no impairment exists, the Company's indefinite-lived Skip Hop tradename asset is at risk for further impairment if the Company is unable to achieve its future sales and earnings projections or if market conditions were to deteriorate.
Based upon our most recent assessment, performed as of December 28, 2019, there were no other impairments in the values of goodwill or indefinite-lived tradename assets.
Accrued Expenses
Accrued expenses for workers' compensation, incentive compensation, health insurance, 401(k), and other outstanding obligations are assessed based on actual commitments, statistical trends, and/or estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Loss Contingencies
We record accruals for various contingencies including legal exposures as they arise in the normal course of business. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable. Our assessment is developed in consultation with our internal and external counsel and other advisers and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by their nature are unpredictable. We believe that our assessment of the probability of loss contingencies is reasonable.
Accounting For Income Taxes
As part of the process of preparing the accompanying consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign). We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If it is more likely than not that a tax position would not be sustained, then no tax benefit would be recognized. Where applicable, associated interest and penalties are also recognized.
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
For current and deferred tax provisions, ASC 740 requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. Changes to tax laws known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") were enacted on December 22, 2017. SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permitted the Company to calculate and recognize provisional tax estimates for the fourth quarter of fiscal 2017 related to the enactment of the 2017 Tax Act. The Company completed its assessment of the implications of the 2017 Tax Act in 2018. The adjustment to income tax expense recorded in 2018 was not material. Additional information is contained in Item 8 "Financial Statements and Supplementary Data" under Note 13, Income Taxes, to the consolidated financial statements.
Foreign Currency
The functional currency of substantially all of our foreign operations is the local currency.
Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in our Canadian and Mexican businesses. As part of a hedging strategy, we may use foreign currency forward exchange contracts that typically have maturities of less than 12 months and provide continuing coverage throughout the hedging period. These contracts have not been designated for hedge accounting treatment, and therefore changes in the fair value of these contracts were recorded in our consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to any open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values for open contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates), classified as Level 2 within the fair value hierarchy. At December 28, 2019, there were no unsettled foreign currency forward contracts.
Employee Benefit Plans
We sponsor a frozen defined benefit pension plan and other unfunded post-retirement plans. The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations, and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions. Actual results that differ from the actuarial assumptions are reflected as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan's projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.
Any future obligation under our pension plan not funded from investment returns on plan assets are expected to be funded from cash flows from operations.
The most significant assumption used to determine the Company's projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8 "Financial Statements and Supplementary Data" under Note 12, Employee Benefit Plans, to the consolidated financial statements.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in fiscal 2019, compared to fiscal 2018, negatively affected our International segment's net sales by approximately $6.1 million.
Fluctuations in exchange rates between the U.S. dollar and other currencies may affect our results of operations, financial position, and cash flows. Transactions by our foreign subsidiaries may be denominated in a currency other than the entity's functional currency. Foreign currency transaction gains and losses also include the impact of noncurrent intercompany loans with foreign subsidiaries that are marked to market. In our statement of operations, these gains and losses are recorded within other (income) expense, net.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings for the fiscal year ended December 28, 2019 were $182.5 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost for fiscal 2019 by approximately $1.8 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER'S, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carter's, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter's, Inc. and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 28, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Indefinite-Lived Tradename Impairment Assessment for Skip Hop
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradename balance was $331.7 million as of December 28, 2019, which includes the Skip Hop tradename of $26.0 million. Management performs a review for potential impairment annually as of the last day of each fiscal year or whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying amount exceeds the fair value of the tradename, an impairment charge is recognized in the amount of the excess. Management conducted an interim impairment assessment in the third quarter of fiscal 2019 which indicated an impairment charge of the Skip Hop tradename of $19.1 million, $10.5 million, and $1.2 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively. The carrying value of the Company's indefinite-lived Skip Hop tradename asset after the impairment charge was$26.0 million. Management determines fair value of the tradename using a discounted cash flow model that uses the relief from-royalty method. Significant assumptions in the impairment model includes estimates of revenue growth rates, terminal value, discount rate, and royalty rate.
The principal considerations for our determination that performing procedures relating to the indefinite-lived tradename impairment assessment for Skip Hop is a critical audit matter are that there was significant judgment by management when determining the fair value of the tradename. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to evaluating management’s significant assumptions, including estimates of revenue growth rates, terminal value, discount rate, and royalty rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived tradename impairment assessments, including controls over the relief-from-royalty valuation of the Company’s indefinite-lived tradenames. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of tradenames valued using the relief-from-royalty method, (ii) evaluating the appropriateness of the relief-from-royalty method, (iii) testing the completeness, accuracy, and relevance of underlying data used in the estimate, and (iv) evaluating the significant assumptions used by management, including revenue growth rates, terminal value, discount rate, and royalty rate. Evaluating management’s assumptions related to revenue growth rates and terminal value involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the tradename, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief-from-royalty method, including the discount rate and the royalty rate.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 24, 2020

We have served as the Company's auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER'S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$214,311	$170,077
Accounts receivable, net	251,005	258,259
Finished goods inventories, net	593,987	574,226
Prepaid expenses and other current assets	48,454	40,396
Total current assets	1,107,757	1,042,958
Property, plant, and equipment, net	320,168	350,437
Operating lease assets	687,024	—
Tradenames, net	334,642	365,692
Goodwill	229,026	227,101
Customer relationships, net	41,126	44,511
Other assets	33,374	28,159
Total assets	$2,753,117	$2,058,858

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$183,641	$199,076
Current operating lease liabilities	160,228	—
Other current liabilities	131,631	128,345
Total current liabilities	475,500	327,421
Long-term debt, net	594,672	593,264
Deferred income taxes	74,370	87,347
Long-term operating lease liabilities	664,372	—
Other long-term liabilities	64,073	181,393
Total liabilities	$1,872,987	$1,189,425

Commitments and contingencies - Note 18

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at December 28, 2019 and December 29, 2018	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 43,963,103 and 45,629,014 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	440	456
Accumulated other comprehensive loss	(35,634)	(40,839)
Retained earnings	915,324	909,816
Total stockholders' equity	880,130	869,433
Total liabilities and stockholders' equity	$2,753,117	$2,058,858
See accompanying notes to the consolidated financial statements.

CARTER'S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$3,519,286	$3,462,269	$3,400,504
Cost of goods sold	2,010,736	1,964,786	1,917,150
Gross profit	1,508,550	1,497,483	1,483,354
Royalty income, net	34,637	38,930	43,181
Selling, general, and administrative expenses	1,140,515	1,144,980	1,106,928
Intangible asset impairment	30,800	—	—
Operating income	371,872	391,433	419,607
Interest expense	37,617	34,569	30,044
Interest income	(1,303)	(527)	(345)
Other (income) expense, net	(217)	1,416	(1,164)
Loss on extinguishment of debt	7,823	—	—
Income before income taxes	327,952	355,975	391,072
Provision for income taxes	64,150	73,907	88,224
Net income	$263,802	$282,068	$302,848

Basic net income per common share	$5.89	$6.06	$6.31
Diluted net income per common share	$5.85	$6.00	$6.24
Dividend declared and paid per common share	$2.00	$1.80	$1.48

See accompanying notes to the consolidated financial statements.

CARTER'S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$263,802	$282,068	$302,848
Other comprehensive income:
Unrealized gain (loss) on OshKosh defined benefit plan, net of (tax) or tax benefit of ($230), $80, and $140 for the fiscal years 2019, 2018, and 2017, respectively	746	(281)	(430)
Unrealized (loss) gain on Carter's post-retirement benefit obligation, net of (tax) or tax benefit of $150, ($70), and $70 for fiscal years 2019, 2018, and 2017, respectively	(483)	214	(262)
Foreign currency translation adjustments	6,442	(11,679)	6,339
Total other comprehensive income	6,705	(11,746)	5,647
Comprehensive income	$270,507	$270,322	$308,495

See accompanying notes to the consolidated financial statements.

CARTER'S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$263,802	$282,068	$302,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	92,207	85,936	81,796
Amortization of intangible assets	3,747	3,717	2,616
Intangible asset impairment	30,800	—	—
Adjustment and accretion of contingent considerations	—	—	(3,600)
Amortization of debt issuance costs	1,437	1,746	1,572
Stock-based compensation expense	16,529	14,673	17,549
Unrealized foreign currency exchange (gain) loss, net	(564)	271	(624)
(Recoveries of) provisions for doubtful accounts receivable from customers	(220)	15,801	4,663
Loss on disposal of property, plant, and equipment, net of recoveries	452	995	1,572
Loss on extinguishment of debt	7,823	—	—
Deferred income taxes	(13,300)	(1,018)	(54,936)
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,121	(34,448)	(22,709)
Finished goods inventories	(16,683)	(30,646)	(20,922)
Prepaid expenses and other assets	(699,036)	12,121	(21,791)
Accounts payable and other liabilities	692,100	4,982	41,587
Net cash provided by operating activities	$387,215	$356,198	$329,621

Cash flows from investing activities:
Capital expenditures	$(61,419)	$(63,783)	$(69,473)
Acquisitions of businesses, net of cash acquired	—	96	(158,457)
Disposals and recoveries from property, plant, and equipment	749	380	15
Net cash used in investing activities	$(60,670)	$(63,307)	$(227,915)

Cash flows from financing activities:
Proceeds from senior notes due 2027	$500,000	$—	$—
Payment of senior notes due 2021	(400,000)	—	—
Premiums paid to extinguish debt	(5,252)	—	—
Payments of debt issuance costs	(5,793)	(968)	(2,119)
Borrowings under secured revolving credit facility	265,000	290,000	200,000
Payments on secured revolving credit facility	(361,000)	(315,000)	(163,965)
Repurchases of common stock	(196,910)	(193,028)	(188,762)
Dividends paid	(89,591)	(83,717)	(70,914)
Withholdings of taxes from vesting of restricted stock	(4,328)	(6,830)	(5,753)
Proceeds from exercises of stock options	14,490	10,597	8,438
Net cash used in financing activities	$(283,384)	$(298,946)	$(223,075)

Net effect of exchange rate changes on cash and cash equivalents	1,073	(2,362)	505
Net increase (decrease) in cash and cash equivalents	$44,234	$(8,417)	$(120,864)
Cash and cash equivalents, beginning of fiscal year	170,077	178,494	299,358
Cash and cash equivalents, end of fiscal year	$214,311	$170,077	$178,494
See accompanying notes to the consolidated financial statements.

CARTER'S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
Balance at December 31, 2016	48,948,670	$489	$—	$(34,740)	$822,614	$788,363
Exercise of stock options	240,850	2	8,436	—	—	8,438
Withholdings from vesting of restricted stock	(67,546)	(1)	(5,752)	—	—	(5,753)
Restricted stock activity	145,913	2	(2)	—	—	—
Stock-based compensation expense	—	—	16,378	—	—	16,378
Issuance of common stock	13,860	1	1,170	—	—	1,171
Repurchases of common stock	(2,103,401)	(21)	(20,230)	—	(168,511)	(188,762)
Cash dividends declared and paid	—	—	—	—	(70,914)	(70,914)
Comprehensive income	—	—	—	5,647	302,848	308,495
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	261,113	3	10,594	—	—	10,597
Withholdings from vesting of restricted stock	(57,554)	(1)	(6,829)	—	—	(6,830)
Restricted stock activity	126,638	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,673	—	—	14,673
Repurchases of common stock	(1,879,529)	(19)	(18,437)	—	(174,572)	(193,028)
Cash dividends declared and paid	—	—	—	—	(83,717)	(83,717)
Comprehensive income	—	—	—	(11,746)	282,068	270,322
Balance at December 29, 2018	45,629,014	$456	$—	$(40,839)	$909,816	$869,433
Exercise of stock options	274,960	3	14,487	—	—	14,490
Withholdings from vesting of restricted stock	(46,429)	—	(4,328)	—	—	(4,328)
Restricted stock activity	213,030	2	(2)	—	—	—
Stock-based compensation expense	—	—	16,529	—	—	16,529
Repurchases of common stock	(2,107,472)	(21)	(26,686)	—	(170,203)	(196,910)
Cash dividends declared and paid	—	—	—	—	(89,591)	(89,591)
Comprehensive income	—	—	—	6,705	263,802	270,507
Reclassification of tax effects(*)	—	—	—	(1,500)	1,500	—
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130

(*)
In the first quarter of fiscal 2019, the Company reclassified $1.5 million of tax benefits from "Accumulated other comprehensive loss" to "Retained earnings" for the tax effects resulting from the December 22, 2017 enactment of the Tax Cut and Jobs Act in accordance with the adoption of Accounting Standards Update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See accompanying notes to the consolidated financial statements.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY
Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company") design, source, and market branded childrenswear under the Carter's, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Precious Baby, Little Planet, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Carter's, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year
The Company's fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional, or 53rd, week of results. Fiscal 2019 ended on December 28, 2019, fiscal 2018 ended on December 29, 2018, and fiscal 2017 ended on December 30, 2017. All three fiscal years contained 52 calendar weeks.
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
As disclosed in Note 2, Summary of Significant Accounting Policies, and Note 3, Revenue Recognition, at the beginning of fiscal 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers, and related amendments ("ASC 606") using the full retrospective adoption method. The full retrospective method required the Company to apply the standard to the financial statements for the period of adoption as well as to each prior reporting period presented.
Foreign Currency Translation and Transactions
Translation Adjustments
The functional currency of substantially all of the Company's foreign operations is the local currency in each foreign country. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets.
Transaction Adjustments
The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity's functional currency. Foreign currency transaction gains and losses also include intercompany loans with foreign subsidiaries that are of a short-term nature. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of other (income) expense, net, within the consolidated statements of operations.
Foreign Currency Contracts
As part of the Company's overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, the Company may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in its Canadian and Mexican operations. As part of this hedging strategy, the Company may use foreign currency forward exchange contracts with maturities of less than 12 months to provide continuing coverage throughout the hedging period. Historically, these contracts were not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts have been recorded in Other (income) expense, net in the Company's consolidated statements of operations. Such foreign currency

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gains and losses typically include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. The fair values of any unsettled currency contracts are included in other current assets or other current liabilities on the Company's consolidated balance sheet. On the consolidated statement of cash flows, the Company includes all activity, including cash settlement of any contracts, as a component of cash flows from operations.
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
Concentration of Cash Deposits Risk
As of December 28, 2019, the Company had approximately $214.3 million of cash and cash equivalents in major financial institutions, including approximately $56.5 million in financial institutions located outside of the United States. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of Credit Risk
In fiscal 2019, 2018, and 2017, no one customer accounted for 10% or more of the Company's consolidated net sales.
At December 28, 2019, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 52% of total gross trade receivables outstanding. At December 29, 2018, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 40% of total gross trade receivables outstanding.
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
Inventories
Inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventory) or net realizable value. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans. Rebates, discounts, and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of sales when the related inventory item is sold.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill and Other Intangible Assets
Annual Impairment Reviews
The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year. Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of revenue growth rates, terminal values, discount rates and, in the case of tradenames, royalty rates.
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
The Company's Skip Hop business has experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer (Toys "R" Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company's indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. The indefinite-lived tradename asset assessment was performed in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles--Goodwill and Other" and was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. Based on this assessment, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hop tradename asset. The carrying value of the Company's indefinite-lived Skip Hop tradename asset after the impairment charge was $26.0 million.
Due to the reduced expected impact from tariffs on Skip Hop's projected operating margins, which led to an increase in the royalty rate assumption, no further impairment to the indefinite-lived Skip Hop tradename asset was necessary as of December 28, 2019. Although the Company determined that no impairment exists, the Company's indefinite-lived Skip Hop tradename asset is at risk for further impairment if the Company is unable to achieve its future sales and earnings projections or if market conditions were to deteriorate.
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
The carrying values of the Company's outstanding borrowings are not required to be remeasured and adjusted to the then-current fair values at the end of each reporting period. Instead, the fair values of the Company's outstanding borrowings are disclosed at the end of each reporting period in Note 9, Long-Term Debt, to the consolidated financial statements. Had the Company been required to remeasure and adjust the carrying values of its outstanding borrowings to fair value at the end of each reporting period, such fair value measurements would have been disclosed as a Level 2 liability in the fair value hierarchy.
Revenue Recognition
At the beginning of fiscal 2018, the Company adopted the provisions of ASC 606 using the full retrospective adoption method. Refer to Note 3, Revenue Recognition, for additional information.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses the five-step model to recognize revenue:

1)	Identify the contract with the customer;

2)	Identity the performance obligation(s);

3)	Determine the transaction price;

4)	Allocate the transaction price to each performance obligation if multiple obligations exist; and

5)	Recognize the revenue when the performance obligations are satisfied
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
Retail Revenues - For transactions in stores, the Company satisfies its performance obligation at point of sale when the customer takes possession of the goods and tenders payment. The redemption of loyalty points under the Company's rewards program and redemptions of gift cards may be part of a transaction. For purchases made through the Company's eCommerce channel, revenue is recognized when the goods are physically delivered to the customer.
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
Significant Judgments
Sale of Goods - The Company relies on shipping terms to determine when performance obligations are satisfied. When goods are shipped to wholesale customers "FOB Shipping Point," control of the goods is transferred to the customer at the time of shipment if there are no remaining performance obligations. The Company recognizes the revenue once control passes to the customer. For retail transactions, no significant judgments are involved since revenue is recognized at the point of sale when tender is exchanged and the customer receives the goods.
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $3.1 million for fiscal 2019, $3.0 million for fiscal 2018, and $3.1 million for fiscal 2017 as a component of Selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales.
Costs of Goods Sold and Selling, General and Administrative Expenses
In addition to the cost of product, cost of goods sold include expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all expenses other than interest and income taxes are included in selling, general, and administrative “SG&A”. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Distribution expenses included in SG&A totaled $191.1 million, $188.9 million, and $173.5 million for fiscal years 2019, 2018, and 2017, respectively.
Definitions of gross profit and gross margin vary across the industry and, as such, our metrics may not be comparable to other companies.
Income from Royalties and License Fees
We license our Carter's, OshKosh, Child of Mine, Just One You, Simple Joys, Precious Firsts, Precious Baby, and Carter's little baby basics, brands to partners to expand our product offerings to include bedding, cribs, diaper bags, footwear, gift sets, hair accessories, jewelry, outerwear, paper goods, socks, shoes, swimwear, and toys. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income in the statements of operations.
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes
The accompanying consolidated financial statements reflect current and deferred tax provisions, in accordance with ASC 740, Income Taxes. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Deferred tax assets are a component of non-current Other assets in the Company's consolidated balance sheet. Valuation allowances are established when it is "more likely than not" that a deferred tax asset will not be recovered. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in deferred tax assets and liabilities, and the net change during the year in any valuation allowances.
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For current and deferred tax provisions, ASC 740 requires an entity to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. Recent tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") were enacted in the United States on December 22, 2017. The 2017 Act, among other things, reduces the United States federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax ("toll tax") on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. For the 2017 Act, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permitted the Company to calculate and recognize provisional estimates during the period of enactment (fourth quarter of fiscal 2017) for the accounting of the 2017 Act. Subsequent adjustments to provisional estimates were reflected in the Company's income tax provisions/benefits during fiscal 2018. See Note 13, Income Taxes, to the consolidated financial statements.
Supplemental Cash Flow Information
Interest paid in cash approximated $36.5 million, $33.6 million, and $28.3 million for fiscal years 2019, 2018, and 2017, respectively. Income taxes paid in cash approximated $67.6 million, $55.9 million and $132.9 million for fiscal years 2019, 2018, and 2017, respectively.
Additions to property, plant and equipment of approximately $1.2 million, $1.9 million, and $1.9 million were excluded from capital expenditures on the Company's consolidated statements of cash flows for fiscal years 2019, 2018, and 2017, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.
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
Open Market Repurchases of Common Stock
Shares of the Company's common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2019, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
Employee Benefit Plans
The Company has several defined benefit plans. Various actuarial methods and assumptions are used in determining net pension and post-retirement costs and obligations. Key assumptions include the discount rate used to determine the present value of future benefits and the expected long-term rate of return on plan assets. The over-funded or under-funded status of the defined benefit plans is recorded as an asset or liability on the consolidated balance sheet. Any service costs that arise during the period are presented in the same statement line item as other employee compensation on the consolidated statement of operations. All other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented in Other (income) expense, net on the consolidated statement of operations. The actuarial gains or losses that arise during the period are recognized as a component of comprehensive income, net of tax. These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statements of operations. Under the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, the Company is permitted to use December 31 of each year, as opposed to the Company's last day of each fiscal year, as an alternate measurement date for its defined benefit plans.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility Closure and Severance Costs
The Company records severance costs when the appropriate notifications have been made to affected employees or when the decision is made, if the benefits are contractual. When employees are required to work for a period before termination, the severance costs are recognized over the required service period. Relocation and recruitment costs are expensed as incurred. For operating leases, lease termination costs are recognized at fair value at the date the Company ceases to use the leased property. Useful lives assigned to fixed assets at the facility to be closed are revised based on the specifics of the exit plan, resulting in accelerated depreciation expense.
Seasonality
The Company experiences seasonal fluctuations in its sales and profitability due to the timing of certain holidays and key retail shopping periods, typically resulting in lower sales and gross profit in the first half of its fiscal year. Accordingly, the Company's results of operations during the first half of the year may not be indicative of the results for the full year.
Recent Accounting Pronouncements
Adopted in Fiscal 2019
Leases (ASU 2016-02)
At the beginning of fiscal 2019, the Company adopted the provisions of ASC No. 842, Leases ("ASC 842"), using a modified retrospective approach as an optional transition method. The standard required lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases. The Company elected the package of practical expedients for existing contracts permitted transition guidance in Accounting Standards Update ("ASU") 2016-02, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification, and its initial direct costs for existing leases.
In the first quarter of adoption of ASC 842, the Company recognized ROU assets for operating leases of approximately $705 million and operating lease liabilities of approximately $844 million. The initial ROU assets recognized were equal to the initial operating lease liabilities, adjusted for the balance on adoption date of prepaid and accrued rent, lease incentives and unamortized initial direct costs. The adoption of the standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements or statement of cash flows. The Company’s consolidated financial statements for the period ended December 28, 2019 are presented under ASC 842, while comparative periods presented have not been adjusted and continue to be reported in accordance with the previous standard, ASC No. 840, Leases.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
At the beginning of fiscal 2019, the Company adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The adoption of ASU 2018-02 allowed the Company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") on items within accumulated other comprehensive income or loss ("AOCI-L") to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations was at different income tax rates due to the 2017 Tax Act, thereby leaving a "stranded" tax balance within AOCI-L. ASU 2018-02 allowed the Company to transfer these "stranded" amounts from AOCI-L to retained earnings. The effect of the adoption of ASU 2018-02 was not material to the Company's financial position and did not have an effect on the Company's consolidated results of operations or cash flows.
To Be Adopted After Fiscal 2019
Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model consider historical information and current conditions and includes expectations for the future which have yet to occur. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019 with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods therein. The standard will

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company has completed its analysis of the impact of this guidance, and the adoption of this standard will not have a material impact on our consolidated financial statements.
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
NOTE 3 - REVENUE RECOGNITION
The Company's revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
At the beginning of fiscal 2018, the Company adopted the provisions of ASC 606 using the full retrospective adoption method. Under the full retrospective method, the Company adjusted all periods in fiscal 2017 to reflect the provisions of ASC 606.
The effects of retrospective adoption on the Company's consolidated Statements of Operations were as follows:

For the fiscal year ended
(dollars in thousands, except per share data)	2017
Net sales	$92
Cost of goods sold	$52
Income before income taxes	$40
Net income	$84

Basic net income per common share	$—
Diluted net income per common share	$—

Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for fiscal years 2019, 2018, and 2017 were as follows:

	Fiscal year ended December 28, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,205,646	$163,793	$1,369,439
Direct-to-consumer	1,884,150	—	265,697	2,149,847
	$1,884,150	$1,205,646	$429,490	$3,519,286

Royalty income	$12,990	$17,670	$3,977	$34,637

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended December 29, 2018
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,180,687	$163,637	$1,344,324
Direct-to-consumer	1,851,193	—	266,752	2,117,945
	$1,851,193	$1,180,687	$430,389	$3,462,269

Royalty income	$12,877	$22,511	$3,542	$38,930

	Fiscal year ended December 30, 2017
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,209,663	$160,850	$1,370,513
Direct-to-consumer	1,775,378	—	254,613	2,029,991
	$1,775,378	$1,209,663	$415,463	$3,400,504

Royalty income	$15,541	$23,767	$3,873	$43,181
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	December 28, 2019	December 29, 2018
Trade receivables from wholesale customers, net	$240,750	$244,258
Royalties receivable	6,982	9,279
Tenant allowances and other receivables	16,247	16,588
Total gross receivables	$263,979	$270,125
Less: Wholesale accounts receivable reserves	(12,974)	(11,866)
Accounts receivable, net	$251,005	$258,259

Information regarding Wholesale accounts receivable reserves is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves
Balance at December 31, 2016	$8,752
Additional provisions	8,204
Charges to reserve	(3,220)
Balance at December 30, 2017	$13,736
Additional provisions	30,280
Charges to reserve	(32,150)
Balance at December 29, 2018	$11,866
Additional provisions	9,047
Charges to reserve	(7,939)
Balance at December 28, 2019	$12,974

Contract Assets and Liabilities
The Company's contract assets are not material.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Liabilities
The Company recognizes a contract liability when it has received consideration from the customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	December 28, 2019	December 29, 2018
Contract liabilities-current:
Unredeemed gift cards	$17,563	$14,471
Unredeemed customer loyalty rewards	5,615	7,764
Carter's credit card - upfront bonus(1)	714	714
Total contract liabilities-current(2)	$23,892	$22,949

(1)
Carter's credit card - upfront bonus - the Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue in 2020.

(2)	Included with Other current liabilities on the Company's consolidated balance sheet.
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
Unredeemed loyalty rewards - points and reward certificates earned by customers under the Company's loyalty program represent obligations of the Company to transfer goods to the customer upon redemption. Periodic changes in the loyalty program contract liability result from reward certificate redemptions and expirations. The earning and redemption cycles for our loyalty program are under one year in duration.
NOTE 4 - LEASES
We have operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of December 28, 2019, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations or statement of cash flows.
The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations for fiscal 2019:

For the fiscal year ended
(dollars in thousands)	December 28, 2019
Operating lease cost	$179,982
Variable lease cost (*)	63,043
Net lease cost	$243,025

(*)	Includes short-term leases, which are immaterial.
As of December 28, 2019, the weighted-average remaining operating lease term was 6.0 years and the weighted-average discount rate for operating leases was 4.35%.
For the fiscal year ended December 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities was approximately $193.5 million, and non-cash transactions to recognize operating assets and liabilities for new leases was approximately $110 million.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 28, 2019, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
2020	$192,986
2021	175,521
2022	151,436
2023	125,320
2024	100,923
After 2024	195,757
Total lease payments	$941,943
Less: Interest	(117,343)
Present value of lease liabilities(*)	$824,600

(*)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

As of December 28, 2019, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, are $18.1 million. These operating leases will commence between fiscal year 2020 and fiscal year 2023 with lease terms of 2 years to 10 years.
Minimum annual rental commitments under non-cancellable operating leases, as of December 29, 2018, substantially all of which relate to leased real estate, were as follows:

Fiscal Year	Operating Leases(*)
2019	$163,963
2020	150,010
2021	134,203
2022	116,773
2023	102,487
Thereafter	235,731
Total	$903,167

(*)	Amounts are based on ASC 840, Leases that were superseded upon our adoption of ASC 842, Leases on December 30, 2018.
Rent expense under operating leases (including properties and computer and office equipment) was approximately $165.6 million and $161.9 million for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.
NOTE 5 – BUSINESS ACQUISITIONS
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consists of the following:

(dollars in thousands)	December 28, 2019	December 29, 2018
Land, building, and leasehold improvements	$363,428	$348,131
Fixtures, equipment, and computer hardware	297,930	277,321
Computer software	161,104	148,365
Marketing fixtures	11,160	7,001
Construction in progress	10,394	18,517
	844,016	799,335
Accumulated depreciation and amortization	(523,848)	(448,898)
Total	$320,168	$350,437

Depreciation and amortization expense related to property, plant, and equipment was approximately $92.2 million, $85.9 million, and $81.8 million for fiscal years 2019, 2018, and 2017, respectively.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the Company's goodwill and other intangible assets at the end of the fiscal year:

		December 28, 2019			December 29, 2018
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's goodwill(1)	Indefinite	$136,570	$—	$136,570	$136,570	$—	$136,570
Canada goodwill(2)	Indefinite	40,524	—	40,524	38,869	—	38,869
Skip Hop goodwill(3)	Indefinite	45,978	—	45,978	45,960	—	45,960
Carter's Mexico goodwill(4)	Indefinite	5,954	—	5,954	5,702	—	5,702
Total goodwill		$229,026	$—	$229,026	$227,101	$—	$227,101

Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500	85,500	—	85,500
Skip Hop tradename(5)	Indefinite	26,000	—	26,000	56,800	—	56,800
Finite-life tradenames	5 - 20 years	3,911	1,002	2,909	3,911	752	3,159
Total tradenames, net		$335,644	$1,002	$334,642	$366,444	$752	$365,692

Skip Hop customer relationships	15 years	$47,300	$8,657	$38,643	$47,300	$5,480	$41,820
Carter's Mexico customer relationships	10 years	3,258	775	2,483	3,146	455	2,691
Total customer relationships, net		$50,558	$9,432	$41,126	$50,446	$5,935	$44,511

(1)	$45.9 million is assigned to the U.S. Wholesale segment, $82.0 million is assigned to the U.S. Retail segment, and $8.6 million is assigned to the International segment.

(2)	Goodwill for Canada is assigned to the International segment.

(3)	$28.6 million is assigned to the U.S. Wholesale segment, $15.5 million is assigned to the International segment, and $1.9 million is assigned to the U.S. Retail segment.

(4)	Goodwill for Carter's Mexico is assigned to the International segment.

(5)	Fiscal 2019 includes a tradename impairment charge of $30.8 million.
The Company's Skip Hop business has experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer (Toys "R" Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company's indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. The indefinite-lived tradename asset assessment was performed in accordance with ASC 350, "Intangibles--Goodwill and Other" and was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. Based on this assessment, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company's indefinite-lived Skip Hop tradename asset after the impairment charge was $26.0 million.
Changes in the carrying values between comparative periods for goodwill related to the Company's 2011 acquisition of its Canadian business were due to fluctuations in the foreign currency exchange rates between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company's consolidated financial statements. The changes in the carrying values of goodwill for Skip Hop and Carter's Mexico and the changes in the carrying value of customer relationships for Carter's Mexico, including the related accumulated amortization, that were not attributable to amortization expense was also impacted by foreign currency exchange rate fluctuations.
Amortization expense for intangible assets subject to amortization was approximately $3.7 million, $3.7 million, and $2.6 million for fiscal years 2019, 2018, and 2017, respectively.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2020	$3,754
2021	$3,754
2022	$3,754
2023	$3,712
2024	$3,682

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustments	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2016	$(8,851)	$1,735	$(27,624)	$(34,740)
Fiscal year 2017 change	(430)	(262)	6,339	5,647
Balance at December 30, 2017	(9,281)	1,473	(21,285)	(29,093)
Fiscal year 2018 change	(281)	214	(11,679)	(11,746)
Balance at December 29, 2018	(9,562)	1,687	(32,964)	(40,839)
Reclassification of tax effects(*)	(1,880)	380	—	(1,500)
Fiscal year 2019 change	746	(483)	6,442	6,705
Balance at December 28, 2019	$(10,696)	$1,584	$(26,522)	$(35,634)

(*)
In fiscal 2019, the Company reclassified $1.5 million of tax benefits from accumulated other comprehensive loss to retained earnings for the tax effects resulting from the December 22, 2017 enactment of the Tax Cut and Jobs Act in accordance with the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

As of December 28, 2019 and December 29, 2018, the cumulative tax effect on the pension liability adjustments were $3.3 million and $5.4 million, respectively. As of December 28, 2019 and December 29, 2018, the cumulative tax effect on the post-retirement liability adjustments were approximately $0.5 million and $1.0 million, respectively.
For the fiscal years ended December 28, 2019 and December 29, 2018, amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company's defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 12, Employee Benefit Plans, to the consolidated financial statements.
NOTE 9 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	December 28, 2019	December 29, 2018
Senior notes	$500,000	$400,000
Less: unamortized issuance-related costs for senior notes	(5,328)	(2,736)
Senior notes, net	$494,672	$397,264
Secured revolving credit facility	100,000	196,000
Total long-term debt, net	$594,672	$593,264

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
On March 14, 2019, the Company's wholly-owned subsidiary, TWCC redeemed $400 million principal amount of senior notes, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, pursuant to the optional redemption provisions of the notes, which required that TWCC pay the outstanding principal plus accrued interest and an early redemption premium of 1.31% of the outstanding principal amounts of the senior notes. This debt redemption resulted in a loss on extinguishment of debt of $7.8 million, consisting of $5.2 million of early redemption premiums and $2.6 million of unamortized debt issuance costs.
Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and repay borrowings outstanding under the Company's secured revolving credit facility. Approximately $5.8 million, including both bank fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter's, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter's, Inc. and all guarantees are joint, several and unconditional.
On and after March 15, 2022, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price is applicable when the redemption occurs during the twelve-month period beginning on March 15 of each of the years indicated is as follows:

Year	Percentage
2022	102.81%
2023	101.41%
2024 and thereafter	100.00%

The indenture governing the senior notes provides that upon the occurrence of specific kinds of changes of control, unless a redemption notice with respect to all the outstanding senior notes has previously or concurrently been mailed or delivered, TWCC will be required to make an offer to purchase the senior notes at 101% of their principal amount, plus accrued and unpaid interest to (but excluding) the date of purchase.
The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC's ability and the ability of certain of its subsidiaries to: (a) incur certain types of indebtedness that is secured by a lien; (b) enter into certain sale and leaseback transactions; and (c) consolidate or merge with or into, or sell substantially all of the issuer's assets to, another person, under certain circumstances. Terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter's, Inc. is not subject to these covenants.
Secured Revolving Credit Facility
On August 25, 2017, TWCC and the syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement. This amendment to the secured revolving credit facility provided: (a) an extension of the term of the facility to August 25, 2022 and (b) an increase in the aggregate credit line to $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million. In addition, the secured revolving credit facility provides for incremental borrowing facilities up to $425 million, which are comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00.
On September 21, 2018, TWCC and a syndicate of lenders entered into Amendment No. 1 to its fourth amended and restated credit agreement that, among other things, extended the term of the facility from August 25, 2022 to September 21, 2023.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the secured revolving credit facility, TWCC and its domestic subsidiaries have granted to the collateral agent, for the benefit of the lenders, valid and perfected first priority security interests in substantially all of their present and future assets, excluding certain customary exceptions, and guarantee the obligations of the borrowers. In addition, The Genuine Canadian Corp., as Canadian borrower, and Carter's Holdings B.V., as Dutch borrower, have each guaranteed the obligations of the other.
As of December 28, 2019 and December 29, 2018, the Company had $100.0 million and $196.0 million in outstanding borrowings under its secured revolving credit facility, respectively, exclusive of $5.0 million and $5.0 million of outstanding letters of credit, respectively. As of December 28, 2019 and December 29, 2018, there was approximately $645.0 million and $549.0 million available for future borrowing, respectively.
As of December 28, 2019, the interest rate margins applicable to the amended revolving credit facility were 1.625% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.625% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of December 28, 2019 and December 29, 2018, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.42% and 4.11%, respectively. There were no Canadian borrowings outstanding on December 28, 2019 or December 29, 2018.
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
As of December 28, 2019, the Company was in compliance with its financial debt covenants under the secured revolving credit facility.
NOTE 10 – COMMON STOCK
Share Repurchases
In fiscal years prior to 2017, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock in amounts up to $962.5 million. On both February 13, 2020 and February 22, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases, resulting in the authorization of an aggregate of $1.96 billion in share repurchases over time.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Open-market repurchases of our common stock during fiscal years 2019, 2018 and 2017 were as follows:

	For the fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Number of shares repurchased	2,107,472	1,879,529	2,103,401
Aggregate cost of shares repurchased (dollars in thousands)	$196,910	$193,028	$188,762
Average price per share	$93.43	$102.70	$89.74

In addition to the open-market repurchases completed in fiscal years 2019, 2018 and 2017, the Company completed additional open-market repurchases totaling approximately $688.0 million in fiscal year priors to 2017. The total remaining capacity under the repurchase authorizations as of December 28, 2019 was $195.7 million.
Future share repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.
Dividends
In fiscal 2019, the Company's Board of Directors declared and paid quarterly cash dividends of $0.50 per share during all four quarters. In fiscal 2018, the Company's Board of Directors paid quarterly cash dividends of $0.45 per share during all four quarters.
On February 13, 2020, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.60 per common share, payable on March 20, 2020 to shareholders of record at the close of business on March 6, 2020.
Future declarations of dividends and the establishment of future record and payment dates are at the discretion of the Company's Board of Directors based on a number of factors, including the Company's future financial performance and other investment priorities.
Provisions in the Company's secured revolving credit facility and indenture governing its senior notes could have the effect of restricting the Company's ability to pay future cash dividends on or make future repurchases of its common stock, as further described in Note 9, Long-Term Debt, to the consolidated financial statements.
NOTE 11 – STOCK-BASED COMPENSATION
Under the Company's Amended and Restated Equity Incentive Plan (the "Plan"), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.
At the Company's May 17, 2018 shareholders' meeting, the shareholders approved an amendment to the Plan to increase the maximum number of shares of stock available under the Plan by 3,000,000 shares from a cumulative total of 15,778,392 shares to 18,778,392 shares. As of December 28, 2019, there were 3,430,375 remaining shares available for grant under the Plan. The Plan makes provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company's board of directors, executive officers and other key employees.
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Stock options	$4,070	$4,788	$4,244
Restricted stock:
Time-based awards	9,432	7,938	7,532
Performance-based awards	1,552	744	4,602
Stock awards	1,475	1,203	1,171
Total	$16,529	$14,673	$17,549

The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During fiscal 2019, the Company revised the estimated achievement of performance targets related to certain performance-based grants resulting in a $1.4 million reduction to stock compensation expense.
Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.
Changes in the Company's stock options for the fiscal year ended December 28, 2019 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 29, 2018	1,447,141	$74.55

Granted(*)	—	$—
Exercised	(274,960)	$52.70
Forfeited	(38,340)	$100.78
Expired	(5,234)	$116.42
Outstanding, December 28, 2019	1,128,607	$78.78	5.39	$37,343

Vested and expected to vest, December 28, 2019	1,100,020	$78.10	5.33	$37,067
Exercisable, December 28, 2019	786,542	$68.88	4.45	$32,898

(*)	The Company did not grant any stock options in fiscal 2019.
The intrinsic value of stock options exercised during the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 was approximately $13.3 million, $16.6 million, and $14.9 million, respectively. At December 28, 2019, there was approximately $4.6 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options which is expected to be recognized over a weighted-average period of approximately 1.8 years.
The table below presents the weighted-average assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	December 28, 2019(*)	December 29, 2018	December 30, 2017
Expected volatility	—%	22.93%	26.20%
Risk-free interest rate	—%	2.75%	2.06%
Expected term (years)	0	6.0	6.0
Dividend yield	—%	1.47%	1.77%
Weighted average fair value of options granted	$—	$27.36	$19.57

(*)	There were no stock options granted in fiscal 2019.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) or 2) a combination of continued service and performance targets (performance-based).
The following table summarizes activity related to all restricted stock awards during the fiscal year ended December 28, 2019:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, December 29, 2018	374,008	$97.57
Granted	266,635	$89.55
Vested	(131,924)	$93.03
Forfeited	(50,219)	$94.21
Outstanding, December 28, 2019	458,500	$94.58

During fiscal 2018, a total of 151,321 shares of restricted stock vested with a weighted-average fair value of $84.56 per share. During fiscal 2017, a total of 168,471 shares of restricted stock vested with a weighted-average fair value of $74.00 per share. At December 28, 2019, there was approximately $20.8 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Time-based Restricted Stock Awards
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three-year or four-year period. During fiscal years 2019, 2018, and 2017, a total of 102,492 shares, 100,625 shares, and 114,703 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $93.70 per share, $85.64 per share, and $76.58 per share, respectively. At December 28, 2019, there was approximately $18.1 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2017	60,952	$83.84
2018	45,625	$120.25
2019	60,700	$88.87

During the fiscal year ended December 28, 2019, a total of 29,432 performance shares vested with a weighted-average fair value of $90.66 per share. As of December 28, 2019, a total of 154,996 performance shares were unvested with a weighted-average fair value of $95.28 per share. Vesting of these 154,996 performance shares is based on the performance targets for the shares granted in fiscal 2019, 2018, and 2017. As of December 28, 2019, there was approximately $2.7 million of unrecognized compensation cost (net of estimated forfeitures) related to the unvested performance-based restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.7 years.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Awards
Included in restricted stock awards are grants to non-management members of the Company's Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company's common stock. During fiscal years 2019, 2018, and 2017, such awards were as follows:

Fiscal year	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2017	13,860	$84.46	$1,171
2018	10,971	$109.67	$1,203
2019	16,097	$91.63	$1,475

The Company received no proceeds from the issuance of these shares.
NOTE 12 – EMPLOYEE BENEFIT PLANS
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
Oshkosh B'Gosh Pension Plan
Funded Status
The retirement benefits under the OshKosh B'gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$62,297	$66,747
Interest cost	2,432	2,287
Actuarial loss (gain)	6,039	(4,371)
Benefits paid	(2,437)	(2,366)
Projected benefit obligation at end of year	$68,331	$62,297

Change in plan assets:
Fair value of plan assets at beginning of year	$55,564	$54,437
Actual return on plan assets	8,834	(2,507)
Employer contribution	—	6,000
Benefits paid	(2,437)	(2,366)
Fair value of plan assets at end of year	$61,961	$55,564

Unfunded status	$6,370	$6,733

The accumulated benefit obligation is equal to the projected benefit obligation as of December 28, 2019 and December 29, 2018 because the plan is frozen. The unfunded status is included in Other long-term liabilities in the Company's consolidated balance sheet. The Company does not expect to make any contributions to the OshKosh B'gosh pension plan during fiscal 2020 as the plan's funding exceeds the minimum funding requirements. The actuarial loss incurred in fiscal 2019 was primarily attributable to a lower discount rate while the actuarial gain in fiscal 2018 was primarily attributable to a higher discount rate.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Recognized in the statement of operations:
Interest cost	$2,432	$2,287	$2,446
Expected return on plan assets	(2,613)	(2,934)	(2,601)
Amortization of net loss(*)	795	709	681
Net periodic pension cost	$614	$62	$526

Changes recognized in other comprehensive income:
Net (gain) loss arising during the fiscal year	$(182)	$1,070	$1,251
Amortization of net loss(*)	(795)	(709)	(681)
Total changes recognized in other comprehensive income	$(977)	$361	$570
Total net periodic cost and changes recognized in other comprehensive income	$(363)	$423	$1,096

(*)
Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2020, approximately $0.5 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.

Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2019	2018
Discount rate	3.25%	4.00%

Net periodic pension cost	2019	2018	2017
Discount rate	4.00%	3.50%	4.00%
Expected long-term rate of return on assets	5.50%	6.25%	6.00%

The discount rates used at December 28, 2019, December 29, 2018, and December 30, 2017 were determined with consideration given to the Citigroup Pension Discount and Liability Index and the Barclay Capital Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.
A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.2 million.
The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years:

(dollars in thousands)
2020	$3,030
2021	$2,700
2022	$2,840
2023	$2,950
2024	$3,160
2025-2029	$18,430

Plan Assets
The Company's investment strategy is to invest in a well-diversified portfolio consisting of mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers. The

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

target allocation for plan assets is 45% equity securities, 50% bond funds, and 5% real estate investments. The plan expects to gradually reduce its equity exposure.
The Company's investment policy anticipates a rate of return sufficient to fund pension plan benefits while minimizing the risk to the Company of additional funding. Based on actual returns over a long-term basis, the Company believes that a 6.00% annual return on plan assets can be achieved based on the current allocation and investment strategy.
Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the U.S., with a small exposure to international equities. Fixed income securities include funds holding corporate bonds of companies from diverse industries, and U.S. Treasuries. Real estate funds include investments in actively managed mutual funds that invest in real estate.
The fair value of the Company's pension plan assets at December 28, 2019 and December 29, 2018, by asset category, were as follows:

(dollars in thousands)	December 28, 2019			December 29, 2018
Asset category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$606	$606	$—	$550	$550	$—
Equity securities:
U.S. Large-Cap blend(1)	8,673	8,673	—	7,693	7,693	—
U.S. Large-Cap growth	3,905	3,905	—	3,478	3,478	—
U.S. Mid-Cap growth	3,751	3,751	—	3,355	3,355	—
U.S. Small-Cap blend	2,511	2,511	—	2,224	2,224	—
International blend	9,408	9,408	—	8,302	8,302	—
Fixed income securities:
Corporate bonds(2)	30,051	29,779	272	27,247	27,006	241
Real estate(3)	3,056	3,056	—	2,715	2,715	—
	$61,961	$61,689	$272	$55,564	$55,323	$241

(1)	This category comprises low-cost equity index funds not actively managed that track the Standard & Poor's 500 Index.

(2)	This category invests in both U.S. Treasuries and mid-term corporate debt from U.S. issuers from diverse industries.

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
Accumulated Post-Retirement Benefit Obligation
The following is a reconciliation of the accumulated post-retirement benefit obligation ("APBO") under this plan:

	For the fiscal years ended
(dollars in thousands)	December 28, 2019	December 29, 2018
APBO at beginning of fiscal year	$3,228	$3,969
Service cost	21	32
Interest cost	123	123
Actuarial loss (gain)	238	(573)
Plan participants' contribution	—	1
Benefits paid	(299)	(324)
APBO at end of fiscal year	$3,311	$3,228

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately $3.0 million and $2.9 million of the APBO at the end of fiscal 2019 and 2018, respectively, were classified as other long term liabilities in the Company's consolidated balance sheets.
Net Periodic Post-Retirement (Benefit) Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic post-retirement cost (benefit) recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Recognized in the statement of operations:
Service cost	$21	$32	$30
Interest cost	123	123	137
Amortization of net gain(*)	(396)	(289)	(306)
Net periodic post-retirement (benefit) cost	$(252)	$(134)	$(139)

Changes recognized in other comprehensive income:
Net loss (gain) arising during the fiscal year	$238	$(573)	$26
Amortization of net gain(*)	396	289	306
Total changes recognized in other comprehensive income	$634	$(284)	$332
Total net periodic cost (benefit) and changes recognized in other comprehensive income	$382	$(418)	$193

(*)
Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2020, approximately $0.3 million is expected to be reclassified from accumulated other comprehensive loss as a credit to periodic net periodic pension cost.

Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2019	2018
Discount rate	3.00%	4.00%

Net periodic pension cost	2019	2018	2017
Discount rate	4.00%	3.25%	3.50%

The discount rates used at December 28, 2019, December 29, 2018, and December 30, 2017, were determined with primary consideration given to the Citigroup Pension Discount and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.
The effects on the Company's plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.
The Company's contribution for these post-retirement benefit obligations was approximately $0.3 million in fiscal year 2019, $0.3 million in fiscal year 2018, and $0.3 million in fiscal year 2017. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.3 million for fiscal years 2020, 2021, 2022, 2023, and 2024. For the five years subsequent to fiscal 2024, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $1.0 million. The Company does not pre-fund this plan and as a result there are no plan assets.
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Contribution Plan
The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, work a minimum of one thousand hours of service within the one-year period following the commencement of employment or during any subsequent calendar year. The plan provides for a discretionary employer match. The Company's expense for the U.S. defined contribution savings plan totaled approximately $8.0 million, $8.0 million, and $13.9 million for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. Expenses related to the Canadian defined contribution savings plan were approximately $0.1 million in fiscal year 2019, $0.1 million in fiscal year 2018, and $0.3 million in fiscal year 2017.
NOTE 13 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Current tax provision:
Federal	$50,162	$48,129	$117,676
State	10,548	9,437	11,368
Foreign	16,740	17,359	14,116
Total current provision	$77,450	$74,925	$143,160

Deferred tax provision (benefit):
Federal	$(10,775)	$(760)	$(55,191)
State	(1,882)	140	337
Foreign	(643)	(398)	(82)
Total deferred provision	(13,300)	(1,018)	(54,936)
Total provision	$64,150	$73,907	$88,224

The foreign portion of the tax position substantially relates to the Company's international operations in Canada, Hong Kong and Mexico in addition to foreign tax withholdings related to the Company's foreign royalty income.
The Company plans to repatriate undistributed earnings from Hong Kong and has provided for deferred income taxes related to these earnings. Since the current US tax regime taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for undistributed foreign earnings from Canada or Mexico, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company's subsidiaries in Canada and Mexico amounted to approximately $45 million. Unrecognized deferred tax liability related to undistributed earnings from the Company's subsidiaries in Canada and Mexico is estimated to be approximately $2 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The company accounts for the additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income ("GILTI") as a period expense in the period in which additional tax is due.
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income before income taxes were as follows:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Domestic	$225,488	$260,722	$325,620
Foreign	102,464	95,253	65,452
Total	$327,952	$355,975	$391,072

Effective Rate Reconciliation
The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	2.8%	2.1%
Impact of foreign operations	(2.4)%	(1.5)%	(2.7)%
Settlement of uncertain tax positions	(0.7)%	(0.4)%	(0.3)%
Benefit from stock-based compensation	(0.8)%	(1.1)%	(1.3)%
Imposition of transition tax on foreign subsidiaries	—%	—%	2.7%
Revaluation of deferred taxes	—%	—%	(12.9)%
Total	19.6%	20.8%	22.6%

The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to US tax authority examinations for years prior to fiscal 2015.
Deferred Taxes
The following table reflects the Company's calculation of the components of deferred tax assets and liabilities as of December 28, 2019 and December 29, 2018.

(dollars in thousands)	December 28, 2019	December 29, 2018
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$3,437	$3,674
Inventory	7,963	7,785
Accrued liabilities	10,219	10,672
Equity-based compensation	5,222	5,278
Deferred employee benefits	7,220	6,425
Leasing liabilities	178,356	33,761
Other	3,699	3,007
Total deferred tax assets	216,116	70,602
Deferred tax liabilities:
Depreciation	(52,664)	(62,898)
Leasing assets	(149,085)	—
Tradename and licensing agreements	(82,592)	(89,194)
Other	(4,084)	(3,774)
Total deferred tax liabilities	(288,425)	(155,866)

Net deferred tax asset (liability)	$(72,309)	$(85,264)

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	December 28, 2019	December 29, 2018
	Assets (Liabilities)
Deferred tax assets	$2,061	$2,083
Deferred tax liabilities	(74,370)	(87,347)
Net deferred tax asset (liability)	$(72,309)	$(85,264)

During the fourth quarter of fiscal 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal rate. The remeasurement resulted in an income tax benefit of $50.4 million.
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at December 31, 2016	$10,537
Additions based on tax positions related to fiscal 2017	3,380
Reductions for prior year tax positions	(120)
Reductions for lapse of statute of limitations	(1,604)
Balance at December 30, 2017	$12,193
Additions based on tax positions related to fiscal 2018	3,350
Additions for prior year tax positions	241
Reductions for lapse of statute of limitations	(1,867)
Balance at December 29, 2018	$13,917
Additions based on tax positions related to fiscal 2019	2,197
Reductions for lapse of statute of limitations	(2,191)
Balance at December 28, 2019	$13,923

As of December 28, 2019, the Company had gross unrecognized tax benefits of approximately $13.9 million, of which $11.9 million, if ultimately recognized, will affect the Company's effective tax rate in the period settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.
Included in the reserves for unrecognized tax benefits are approximately $2.1 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2020 and the effective tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2019 and 2018, expense recorded on uncertain tax positions was approximately $0.5 million and $0.8 million, respectively. During fiscal 2017, interest expense recorded on uncertain tax positions was not significant. The Company had accrued interest on uncertain tax positions of approximately $2.3 million and $1.8 million as of December 28, 2019 and December 29, 2018, respectively.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	44,402,438	46,160,935	47,593,211
Dilutive effect of equity awards	305,514	487,485	552,864
Diluted number of common and common equivalent shares outstanding	44,707,952	46,648,420	48,146,075
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$263,802	$282,068	$302,848
Income allocated to participating securities	(2,430)	(2,148)	(2,407)
Net income available to common shareholders	$261,372	$279,920	$300,441
Basic net income per common share	$5.89	$6.06	$6.31

Diluted net income per common share:
Net income	$263,802	$282,068	$302,848
Income allocated to participating securities	(2,419)	(2,132)	(2,386)
Net income available to common shareholders	$261,383	$279,936	$300,462
Diluted net income per common share	$5.85	$6.00	$6.24

Anti-dilutive shares excluded from dilutive earnings per share calculations(1)	351,777	289,839	629,944

(1)	The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.
The Company grants shares of its common stock in the form of restricted stock awards to certain key employees under the Company's Amended and Restated Equity Incentive Plan (see Note 11, Stock-based Compensation, to the consolidated financial statements). Prior to vesting of the restricted stock awards, the grant recipients are entitled to receive non-forfeitable cash dividends if the Company's Board of Directors declares and pays dividends on the Company's common stock. Accordingly, unvested shares of the Company's restricted stock awards are deemed to be participating securities for purposes of computing diluted earnings per share (EPS), and therefore the Company's diluted EPS represents the lower of the amounts calculated under the treasury stock method or the two-class method of calculating diluted EPS.
NOTE 15 – SEGMENT INFORMATION
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

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents certain segment information for the periods indicated:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	% consolidated net sales	December 29, 2018	% of consolidated net sales	December 30, 2017	% of consolidated net sales
Net sales:
U.S. Retail	$1,884,150	53.5%	$1,851,193	53.5%	$1,775,378	52.2%
U.S. Wholesale	1,205,646	34.3%	1,180,687	34.1%	1,209,663	35.6%
International	429,490	12.2%	430,389	12.4%	415,463	12.2%
Total consolidated net sales	$3,519,286	100.0%	$3,462,269	100.0%	$3,400,504	100.0%
Operating income:		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail(2)(3)(5)(8)	$225,874	12.0%	$224,784	12.1%	$215,640	12.1%
U.S. Wholesale(1)(4)(5)(8)	212,558	17.6%	224,194	19.0%	252,090	20.8%
International(5)(6)(8)	36,650	8.5%	39,253	9.1%	46,426	11.2%
Corporate expenses(7)(9)(10)	(103,210)	2.9%	(96,798)	2.8%	(94,549)	2.8%
Total operating income	$371,872	10.6%	$391,433	11.3%	$419,607	12.3%

(1)	Fiscal 2019 includes a $0.6 million recovery claim settlement, related to a customer bankruptcy in fiscal 2018.

(2)	Fiscal 2019 includes a $0.7 million reversal of retail store restructuring costs previously recorded in fiscal 2017

(3)
Fiscal 2018 includes insurance recovery of approximately $0.4 million associated with unusual storm-related store closures in 2017. Fiscal 2017 includes approximately $2.7 million of expenses related to store restructuring and approximately $12.7 million for provisions for special employee compensation.

(4)
Includes approximately $12.8 million of charges, partially offset by a $1.9 million recovery claim settlement, related to a customer bankruptcy for fiscal 2018. Fiscal 2017 includes approximately $3.3 million for provisions for special employee compensation.

(5)	Includes $1.2 million of certain costs related to inventory acquired from Skip Hop in operating income between U.S. Wholesale, U.S. Retail, and International for fiscal 2017.

(6)
Includes international licensing income. Fiscal 2019 includes a benefit of $2.1 million related to the sale of inventory previously reserved in China. Fiscal 2018 includes approximately $5.3 million in costs associated with changes to the Company's business model in China, which includes inventory and severance charges. Fiscal 2017 includes approximately $2.3 million for provisions for special employee compensation.

(7)
Includes expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, building occupancy, information technology, certain legal fees, consulting, and audit fees.

(8)
Fiscal 2019 includes an impairment of the Company's indefinite-lived Skip Hop tradename asset of $19.1 million, $10.5 million, and $1.2 million recorded to the U.S. Wholesale, International, and U.S. Retail segments, respectively.

(9)	Fiscal 2019 includes $1.6 million in charges related to organizational restructuring.
(10)Includes the following charges for fiscal 2017:

For the fiscal year ended
(dollars in millions)	December 30, 2017
Provisions for special employee compensation	$2.9
Adjustment to Skip Hop contingent consideration	$(3.6)
Direct sourcing initiative	$0.3
Acquisition-related costs	$3.4

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Data by Segment
Inventory
The table below represents inventory by segment:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018
U.S. Wholesale(*)	$427,387	$414,174
U.S. Retail	87,721	96,241
International	78,879	63,811
Total	$593,987	$574,226

(*)	U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.
The table below represents consolidated net sales by product:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Baby	$1,228,905	$1,239,009	$1,294,404
Playclothes	1,362,847	1,303,610	1,239,546
Sleepwear	428,541	431,961	426,703
Other(*)	498,993	487,689	439,851
Total net sales	$3,519,286	$3,462,269	$3,400,504

(*)	Other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.

Geographical Data
Revenue
The Company's international sales principally represent sales to customers in Canada. Such sales were 65.6%, 64.2%, and 64.9% of total international net sales in fiscal 2019, 2018, and 2017, respectively.
Long-Lived Assets
The following represents property, plant, and equipment, net, by geographic area:

	For the fiscal year ended
(dollars in thousands)	December 28, 2019	December 29, 2018
United States	$283,371	$314,679
International	36,797	35,758
Total	$320,168	$350,437

Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 84.3% and 87.4% of total international long-lived assets at the end of fiscal 2019 and 2018, respectively.
NOTE 16 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $19.7 million and $15.7 million at the end of fiscal 2019 and fiscal 2018, respectively. These investments are classified as Level 1 within the fair value hierarchy. Investments in marketable securities incurred a net gain of approximately $4.0 million for fiscal 2019 and a net loss of approximately $1.0 million for fiscal 2018.
The fair value of the Company's pension plan assets at December 28, 2019 and December 29, 2018, by asset category, are disclosed in Note 12, Employee Benefits Plans, to the consolidated financial statements.

CARTER'S, INC.
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
As of December 28, 2019 and December 29, 2018, there were no open foreign currency contracts.
Realized and unrealized gains and losses on foreign currency contracts were not material for fiscal 2019, 2018, and 2017.
Borrowings
As of December 28, 2019, the fair value of the Company's $100.0 million in borrowings under its secured revolving credit facility approximated carrying value.
The fair value of the Company's senior notes at December 28, 2019 was approximately $538.4 million. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $500 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
The Company's Skip Hop business has experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer (Toys "R" Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company's indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. Based on this assessment, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company's indefinite-lived Skip Hop tradename asset after the impairment charge was $26.0 million. See Note 7, Goodwill and Other Intangible Assets, for further details on the impairment charge and valuation methodologies.
NOTE 17 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	December 28, 2019	December 29, 2018
Accrued employee benefits	$16,556	$16,421
Accrued and deferred rent	$311	$19,120
Income taxes payable	$23,269	$17,415

Other long-term liabilities that exceeded five percent of total liabilities (at the end of either fiscal year) consisted of the following:

(dollars in thousands)	December 28, 2019	December 29, 2018
Deferred lease incentives	$—	$72,345

NOTE 18 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The unaudited summarized financial data by quarter for the fiscal years ended December 28, 2019 and December 29, 2018 is presented in the table below:

(dollars in thousands, except per share data)	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Fiscal 2019:
Net sales	$741,057	$734,384	$943,322	$1,100,523
Gross profit	$315,867	$322,996	$402,211	$467,476
Royalty income, net	$8,544	$9,635	$9,192	$7,266
Selling, general, and administrative expenses	$263,652	$268,155	$296,733	$311,975
Intangible asset impairment	$—	$—	$30,800	$—
Operating income	$60,759	$64,476	$83,870	$162,767
Net income	$34,466	$43,937	$60,252	$125,147
Basic net income per common share(1)	$0.76	$0.97	$1.35	$2.84
Diluted net income per common share(1)	$0.75	$0.97	$1.34	$2.82

Fiscal 2018:
Net sales	$755,786	$696,197	$923,907	$1,086,379
Gross profit	$332,477	$309,958	$387,450	$467,598
Royalty income, net	$7,994	$10,355	$10,224	$10,357
Selling, general, and administrative expenses	$280,162	$263,343	$294,117	$307,358
Operating income	$60,309	$56,970	$103,557	$170,597
Net income	$42,469	$37,268	$71,770	$130,561
Basic net income per common share(1)	$0.90	$0.80	$1.55	$2.85
Diluted net income per common share(1)	$0.89	$0.79	$1.53	$2.83

(1)	May not be additive to the net income per common share amounts for the fiscal year due to the calculation provision of ASC 260, Earnings Per Share.

CARTER'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 28, 2019.
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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 28, 2019.
The effectiveness of Carter's, Inc. and its subsidiaries' internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter's, Inc.'s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter's, Inc. scheduled to be held on May 14, 2020. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	1,128,607	$78.78	3,430,375
Equity compensation plans not approved by security holders	—	—	—
Total	1,128,607	$78.78	3,430,375

(*)	Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter's, Inc. Amended and Restated Equity Incentive Plan.
Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(B)	Exhibits:
Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-laws of Carter's, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Carter's, Inc.'s Registration Statement on Form S-1A (No. 333-98679) filed on October 10, 2003).
4.2
Indenture, dated March 14, 2019, by and among The William Carter Company, certain guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Carter's, Inc.'s Current Report on Form 8-K filed on March 14, 2019).

4.2.1	Form of 5.625% Senior Notes due 2027 (included in Exhibits 4.2).
4.3	Description of Securities
10.1
Fourth Amended and Restated Credit Agreement, dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter's Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Dollar Facility Swing Line Lender, U.S. Dollar Facility L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp., as Joint Lead Arrangers and Bookrunners, Branch Banking & Trust Company, HSBC Securities (USA) Inc., Royal Bank of Canada, SunTrust Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents and certain other lenders party thereto (incorporated by reference to Exhibit 10.1 of Carter's, Inc.'s Current Report on Form 8-K filed on August 31, 2017).

10.1.1
Amendment No. 1, dated as of September 21, 2018, to the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter's Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, U.S.  Dollar Facility Swing Line Lender and U.S.  Dollar Facility L/C Issuer, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, each lender from time to time party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 of Carter's, Inc.'s Current Report on Form 8-K filed on September 26, 2018).

10.2 *
Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers (incorporated by reference to Exhibit 10.2 of Carter's Inc.'s Quarterly Report on Form 10-Q filed on October 29, 2015).

10.3 *	Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix B of Carter's, Inc.'s Schedule 14A filed on April 4, 2018).

10.4 *	Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Appendix C of Carter's, Inc.'s Schedule 14A filed on March 31, 2016).
10.5 *	The William Carter Company Severance Plan (Amended and Restated Effective January 1, 2020).
10.6 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.20 of Carter's, Inc.'s Annual Report on Form 10-K filed on March 2, 2011).
10.7
Lease Agreement dated March 29, 2012, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (incorporated by reference to Exhibit 10.21 of Carter's, Inc.'s Quarterly Report on Form 10-Q filed on April 27, 2012).

10.8
Lease Agreement dated December 14, 2012, between The William Carter Company and Phipps Tower Associates, LLC (incorporated by reference to Exhibit 10.1 of Carter's, Inc.'s Current Report on Form 8-K filed on December 14, 2012).

10.8.1
Second Amendment to the Lease Agreement dated June 17, 2013, between The William Carter Company and Phipps Tower Associates, LLC (incorporated by reference to Exhibit 10.19 of Carter's, Inc.'s Quarterly Report on Form 10-Q filed on October 24, 2013).

21	Subsidiaries of Carter's, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. 104	The cover page from this Current Report on Form 10-K formatted as Inline XBRL

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

Date: February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 24, 2020
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 24, 2020
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ HALI BORENSTEIN	Director	February 24, 2020
Hali Borenstein

/s/ AMY WOODS BRINKLEY	Director	February 24, 2020
Amy Woods Brinkley

/s/ GIUSEPPINA BUONFANTINO	Director	February 24, 2020
Giuseppina Buonfantino

/s/ A. BRUCE CLEVERLY	Director	February 24, 2020
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 24, 2020
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 24, 2020
Mark P. Hipp

/s/ WILLIAM J. MONTGORIS	Director	February 24, 2020
William J. Montgoris

/s/ RICHARD A. NOLL	Director	February 24, 2020
Richard A. Noll

/s/ GRETCHEN W. PRICE	Director	February 24, 2020
Gretchen W. Price

/s/ DAVID PULVER	Director	February 24, 2020
David Pulver

/s/ THOMAS E. WHIDDON	Director	February 24, 2020
Thomas E. Whiddon