Form 10-Q
period 2020-03-28
CARTERS INC
filed 2020-05-06
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number:
001-31829
CARTER’S, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-3912933
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Phipps Tower,
3438 Peachtree Road NE, Suite 1800
Atlanta, Georgia 30326
(Address of principal executive offices, including zip code)
(678) 791-1000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	CRI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of April 29, 2020, there were 43,606,338 shares of the registrant's common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 28, 2020	December 28, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$759,100	$214,311	$160,149
Accounts receivable, net of allowance for credit losses of $10,620, $6,354, $4,093, respectively	221,884	251,005	239,239
Finished goods inventories, net of inventory reserves of $35,597, $9,283, and $15,535, respectively	565,932	593,987	519,752
Prepaid expenses and other current assets	43,349	48,454	51,887
Total current assets	1,590,265	1,107,757	971,027
Property, plant, and equipment, net of accumulated depreciation of $542,158, $523,848, and $468,251, respectively	303,919	320,168	337,475
Operating lease assets	673,301	687,024	704,554
Tradenames, net	308,080	334,642	365,630
Goodwill	207,720	229,026	228,019
Customer relationships, net	39,785	41,126	43,669
Other assets	30,435	33,374	29,570
Total assets	$3,153,505	$2,753,117	$2,679,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$187,199	$183,641	$108,221
Current operating lease liabilities	161,341	160,228	152,157
Other current liabilities	79,135	131,631	101,376
Total current liabilities	427,675	475,500	361,754

Long-term debt, net	1,238,822	594,672	625,278
Deferred income taxes	65,260	74,370	90,230
Long-term operating lease liabilities	647,334	664,372	692,056
Other long-term liabilities	58,412	64,073	61,222
Total liabilities	$2,437,503	$1,872,987	$1,830,540

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at March 28, 2020, December 28, 2019, and March 30, 2019	$—	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 43,610,725, 43,963,103 and 45,379,827 shares issued and outstanding at March 28, 2020, December 28, 2019, and March 30, 2019, respectively	436	440	454
Accumulated other comprehensive loss	(48,626)	(35,634)	(39,428)
Retained earnings	764,192	915,324	888,378
Total stockholders' equity	716,002	880,130	849,404
Total liabilities and stockholders' equity	$3,153,505	$2,753,117	$2,679,944
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net sales	$654,473	$741,057
Cost of goods sold	403,373	425,138
Adverse purchase commitments (inventory, raw materials)	22,837	52
Gross profit	228,263	315,867
Royalty income, net	7,338	8,544
Selling, general, and administrative expenses	269,837	263,652
Goodwill impairment	17,742	—
Intangible asset impairment	26,500	—
Operating (loss) income	(78,478)	60,759
Interest expense	8,864	9,629
Interest income	(464)	(228)
Other expense (income), net	4,818	(211)
Loss on extinguishment of debt	—	7,823
(Loss) income before income taxes	(91,696)	43,746
Income tax (benefit) provision	(13,002)	9,280
Net (loss) income	$(78,694)	$34,466

Basic net (loss) income per common share	$(1.82)	$0.76
Diluted net (loss) income per common share	$(1.82)	$0.75
Dividend declared and paid per common share	$0.60	$0.50
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net (loss) income	$(78,694)	$34,466
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,992)	2,911
Comprehensive (loss) income	$(91,686)	$37,377
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

Fiscal quarter ended March 30, 2019:

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

Fiscal quarter ended March 28, 2020:

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	33,158	—	1,840	—	—	1,840
Withholdings from vesting of restricted stock	(43,611)	—	(4,712)	—	—	(4,712)
Restricted stock activity	132,759	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Repurchase of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid	—	—	—	—	(26,260)	(26,260)
Comprehensive loss	—	—	—	(12,992)	(78,694)	(91,686)
Balance at March 28, 2020	43,610,725	$436	$—	$(48,626)	$764,192	$716,002

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net (loss) income	$(78,694)	$34,466
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	22,433	22,629
Amortization of intangible assets	935	937
Provisions for excess and obsolete inventory	26,596	531
Goodwill impairment	17,742	—
Intangible asset impairments	26,500	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	2,050	433
Amortization of debt issuance costs	353	367
Stock-based compensation expense	1,945	4,613
Unrealized foreign currency exchange loss (gain), net	3,856	(210)
Provisions for (recoveries of) doubtful accounts receivable from customers	4,270	(2,562)
Loss on extinguishment of debt	—	7,823
Deferred income taxes (benefit) expense	(10,053)	3,242
Effect of changes in operating assets and liabilities:
Accounts receivable	22,926	21,891
Finished goods inventories	(5,634)	55,321
Prepaid expenses and other assets	14,923	(717,808)
Accounts payable and other liabilities	(64,450)	605,350
Net cash (used in) provided by operating activities	$(14,302)	$37,023

Cash flows from investing activities:
Capital expenditures	$(8,068)	$(9,371)
Net cash used in investing activities	$(8,068)	$(9,371)

Cash flows from financing activities:
Proceeds from senior notes due 2027	$—	$500,000
Payment of senior notes due 2021	—	(400,000)
Premiums paid to extinguish debt	—	(5,252)
Payment of debt issuance costs	—	(5,722)
Borrowings under secured revolving credit facility	644,000	70,000
Payments on secured revolving credit facility	—	(135,000)
Repurchases of common stock	(45,255)	(39,966)
Dividends paid	(26,260)	(22,756)
Withholdings from vestings of restricted stock	(4,712)	(4,077)
Proceeds from exercises of stock options	1,840	4,780
Net cash provided by (used in) financing activities	$569,613	$(37,993)

Net effect of exchange rate changes on cash and cash equivalents	(2,454)	413
Net increase (decrease) in cash and cash equivalents	$544,789	$(9,928)
Cash and cash equivalents, beginning of period	214,311	170,077
Cash and cash equivalents, end of period	$759,100	$160,149

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter's, Inc. and its wholly owned subsidiaries (collectively, the "Company," "its," "us" and "our") design, source, and market branded childrenswear and accessories under the Carter's, OshKosh B'gosh ("OshKosh"), Skip Hop, Child of Mine, Just One You, Simple Joys, Precious Baby, Little Planet, and other brands. The Company's products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company's own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income (loss), statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended March 28, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 2, 2021.
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 28, 2020 and through the date of this report filing. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory reserves, adverse inventory and fabric purchase commitments, stock based compensation, and the carrying value of our goodwill and other long-lived assets. Based on these assessments, the Company recorded inventory related charges of $26.6 million, adverse inventory and fabric purchase commitments of $22.8 million, intangible asset impairments of $26.5 million, and goodwill impairment of $17.7 million as of and for the quarter ended March 28, 2020. Our expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in further material impacts to our consolidated financial statements in future reporting periods.
The accompanying condensed consolidated balance sheet as of December 28, 2019 was derived from the Company's audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies. New accounting pronouncements adopted at the beginning of fiscal 2020 are noted below.
Credit Losses (ASU 2016-13)
At the beginning of fiscal 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance changed how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaced the previous "incurred loss" model with an "expected loss" model, that requires an entity to recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The Company estimates current expected credit losses based on collection history and management’s assessment of the current economic trends,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

business environment, customers’ financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. The effect of the adoption of ASU 2016-13 was not material to the Company's consolidated financial statements.
Goodwill Impairment Testing (ASU 2017-04)
At the beginning of fiscal 2020, the Company adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 does not change the current guidance for completing step 1 of the goodwill impairment test, and an entity can still perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to step 1. The effect of the adoption of ASU 2017-04 had no impact to the Company's consolidated financial statements. During the first quarter of fiscal 2020, the Company conducted an interim quantitative impairment assessment on the goodwill ascribed to the Other International reporting unit. As a result of this assessment and based on the application of ASU 2017-04, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit. See Note 6, Goodwill and Intangible Assets, for further details on the impairment charge and valuation methodology.
Simplifying the Accounting for Income Taxes (Topic 740)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, "Income Taxes," and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein, with early adoption permitted. The Company elected to early adopt this guidance in the first quarter of fiscal 2020. The Company retrospectively adopted the provision related to the classification of taxes partially based on income and has determined that the adoption of this standard did not have a material impact on its prior period financial statements. The provisions related to intra period tax allocation and interim recognition of enactment of tax laws are being adopted on a prospective basis. The effect of the adoption of ASU 2019-12 was not material to the Company's consolidated financial statements.
NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements as well as arrangements that are implied by customary practices or law.
Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the first quarter of fiscal 2020 and 2019 were as follows:

	Fiscal quarter ended March 28, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$252,130	$38,730	$290,860
Direct-to-consumer	320,717	—	42,896	363,613
	$320,717	$252,130	$81,626	$654,473

Royalty income	$2,494	$4,083	$761	$7,338

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended March 30, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$275,367	$40,788	$316,155
Direct-to-consumer	377,053	—	47,849	424,902
	$377,053	$275,367	$88,637	$741,057

Royalty income	$1,991	$5,850	$703	$8,544

Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	March 28, 2020	December 28, 2019	March 30, 2019
Trade receivables from wholesale customers, net	$221,101	$240,750	$226,455
Royalties receivable	6,428	6,982	7,511
Tenant allowances and other receivables	11,968	16,247	15,614
Total gross receivables	$239,497	$263,979	$249,580
Less:
Wholesale accounts receivable reserves	(17,613)	(12,974)	(10,341)
Accounts receivable, net	$221,884	$251,005	$239,239

Contract Assets and Liabilities
The Company's contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	March 28, 2020	December 28, 2019	March 30, 2019
Contract liabilities - current:
Unredeemed gift cards	$16,758	$17,563	$13,724
Unredeemed customer loyalty rewards	4,503	5,615	8,520
Carter's credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$21,975	$23,892	$22,958

(1)
Carter's credit card - upfront bonus - the Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.

(2)	Included with Other current liabilities on the Company's consolidated balance sheet.
NOTE 4 - LEASES
We have operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company's leases generally have initial terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of March 28, 2020, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statements of cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations for the first quarter of fiscal 2020 and 2019:

	Fiscal quarter ended
(dollars in thousands)	March 28, 2020	March 30, 2019
Operating lease cost	$46,423	$43,219
Variable lease cost (*)	16,285	16,448
Net lease cost	$62,708	$59,667

(*)	Includes short-term leases, which are immaterial.
Supplemental balance sheet information related to leases was as follows:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Weighted average remaining operating lease term (years)	5.9	6.3
Weighted average discount rate for operating leases	4.29%	4.48%
Supplemental cash flow information related to leases was as follows:

	Fiscal quarter ended
(dollars in thousands)	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$50,177	$47,264
Non-cash transactions to recognize operating assets and liabilities for new operating leases	$25,867	$18,004

As of March 28, 2020, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2020	$145,928
2021	180,686
2022	155,957
2023	129,375
2024	104,674
After 2024	202,811
Total lease payments	$919,431
Less: Interest	(110,756)
Present value of lease liabilities(*)	$808,675

(*)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

As of March 28, 2020, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, are $17.4 million. These operating leases will commence between fiscal year 2020 and fiscal year 2023 with lease terms of 6 years to 10 years.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	March 28, 2020	December 28, 2019	March 30, 2019
Cumulative foreign currency translation adjustments	$(39,514)	$(26,522)	$(30,053)
Pension and post-retirement obligations(*)	(9,112)	(9,112)	(9,375)
Total accumulated other comprehensive loss	$(48,626)	$(35,634)	$(39,428)

(*)	Net of income taxes of $2.8 million, $2.8 million, and $2.9 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the first quarter of both fiscal 2020 and fiscal 2019, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 29, 2018	$83,934	74,454	$68,713	$227,101
Foreign currency impact	—	—	918	918
Balance at March 30, 2019	$83,934	$74,454	$69,631	$228,019

Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(*)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	(3,564)	(3,564)
Balance at March 28, 2020	$83,934	$74,454	$49,332	$207,720

(*)
In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.

A summary of the carrying value of the Company's intangible assets were as follows:

		March 28, 2020			December 28, 2019
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000	85,500	—	85,500
Skip Hop tradename(2)	Indefinite	15,000	—	15,000	26,000	—	26,000
Finite-life tradenames	5-20 years	3,911	1,064	2,847	3,911	1,002	2,909
Total tradenames, net		$309,144	$1,064	$308,080	$335,644	$1,002	$334,642

Skip Hop customer relationships	15 years	$47,300	$9,451	$37,849	$47,300	$8,657	$38,643
Carter's Mexico customer relationships	10 years	2,790	854	1,936	3,258	775	2,483
Total customer relationships, net		$50,090	$10,305	$39,785	$50,558	$9,432	$41,126

(1)
In the first quarter of fiscal 2020, a charge of $13.6 million, $1.6 million, and $0.3 million was recorded on our indefinite-lived OshKosh tradename asset in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset.

(2)
In the first quarter of fiscal 2020, a charge of $6.8 million, $3.7 million, and $0.5 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. Fiscal 2019 includes a tradename impairment charge of $30.8 million.

		March 30, 2019
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800
Finite-life tradenames	5-20 years	3,911	814	3,097
Total tradenames, net		$366,444	$814	$365,630

Skip Hop customer relationships	15 years	$47,300	$6,274	$41,026
Carter's Mexico customer relationships	10 years	3,179	536	2,643
Total customer relationships, net		$50,479	$6,810	$43,669

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Due to the decrease in the Company's market capitalization, lower than expected actual sales, and lower projected sales and profitability primarily due to the impacts from the outbreak of a new strain of coronavirus ("COVID-19"), the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, the Company conducted interim quantitative impairment assessments on the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and on the value of the Company's indefinite-lived Skip Hop and OshKosh tradename assets that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017 and OshKosh B'Gosh Inc. in July 2005, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, "Intangibles--Goodwill and Other" ("ASC 350") and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach"). As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter's, and Carter's Mexico goodwill.
The Skip Hop and OshKosh indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $11.0 million and $15.5 million were recorded on our indefinite-lived Skip Hop and OshKosh tradename assets, respectively. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The carrying values of the Company's indefinite-lived Skip Hop and OshKosh tradename assets after the impairment charges were $15.0 million and $70.0 million, respectively.
The interim assessments performed indicated that fair values exceeded carrying amounts for our other reporting units and indefinite-lived intangible assets by at least 50%. Although the Company determined that no impairment exists for the Company's other goodwill or indefinite-lived or definite-lived intangible assets, these assets could be at risk for impairment should global economic conditions continue to deteriorate as a result of COVID-19.
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both first fiscal quarters ended March 28, 2020 and March 30, 2019.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2021	$3,690
2022	$3,690
2023	$3,648
2024	$3,618
2025	$3,618

NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The total aggregate remaining capacity under outstanding repurchase authorizations as of March 28, 2020 was approximately $650.4 million, based on settled repurchase transactions. The authorizations have no expiration date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Number of shares repurchased	474,684	460,257
Aggregate cost of shares repurchased (dollars in thousands)	$45,255	$39,966
Average price per share	$95.34	$86.83

On March 26, 2020, the Company announced, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program. Once the program resumes, future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.
Dividends
In the first fiscal quarter ended March 28, 2020 and March 30, 2019, the Company declared and paid cash dividends per share of $0.60 and $0.50, respectively. On May 1, 2020, in connection with the COVID-19 pandemic, the Company's Board of Directors suspended its quarterly cash dividend. The Board of Directors will evaluate future dividend declarations based on a number of factors, including business conditions, the Company's financial performance, and other considerations.
Provisions in the Company's secured revolving credit facility could have the effect of restricting the Company's ability to pay future cash dividends on, or make future repurchases of, its common stock, as described in the Company's Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	March 28, 2020	December 28, 2019	March 30, 2019
Senior notes at amounts repayable	$500,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(5,178)	(5,328)	(5,722)
Senior notes, net	$494,822	$494,672	$494,278
Secured revolving credit facility	744,000	100,000	131,000
Total long-term debt, net	$1,238,822	$594,672	$625,278

Secured Revolving Credit Facility
To improve near-term liquidity in light of the uncertainty and disruption related to COVID-19, the Company drew $639.0 million under its secured revolving credit facility in the month of March 2020. As of March 28, 2020, the Company had $744.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of March 28, 2020, approximately $1.0 million remained available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheet because of the contractual repayment terms under the credit facility.
As of March 28, 2020, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of March 28, 2020, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 2.32%. There were no foreign currency borrowings outstanding on March 28, 2020.
As of March 28, 2020, the Company was in compliance with the financial and other covenants under the secured revolving credit facility. Due to the impact of the COVID-19 pandemic, the Company’s revised business forecasts indicated that the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company would not be in compliance with debt covenants contained within its revolving credit facility in the second, third and fourth quarters of fiscal year 2020. Accordingly, on May 5, 2020 the Company, through its wholly owned subsidiary, The William Carter Company, successfully amended its revolving credit facility. This amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021 and the ability to raise additional unsecured financing, at the Company’s discretion. The Company believes, based on its current forecasts for recovery of the business and broader marketplace, that it will be in compliance with the revised covenant requirements as specified in the amendment through fiscal year 2021.
The terms of the Amendment (i) suspend the Fixed Charge Coverage Ratio and Lease Adjusted Leverage Ratio covenants, in each case, as defined in the 2017 Credit Agreement, for three fiscal quarters until December 26, 2020 ("Specified Test Period") and ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant, computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Specified Test Period, with the Minimum Liquidity covenant extending through September 26, 2021.
Additionally, Amendment No. 2 provides that, among other things during the period from May 5, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third quarter of fiscal 2021, interest rate margins applicable to the secured revolving credit facility will increase to 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). Amendment No. 2 also provides for a commitment fee initially equal to 0.35% per annum and ranging from 0.15% per annum to 0.40% per annum, based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.
Senior Notes
As of March 28, 2020, the Company had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended
(dollars in thousands)	March 28, 2020	March 30, 2019
Stock options	$883	$1,347
Restricted stock:
Time-based awards	2,989	2,548
Performance-based awards	(1,927)	718
Total	$1,945	$4,613

On February 12, 2020, the Company's Board of Directors approved the issuance of the following new awards to certain key employees under the Company's existing stock-based compensation plan, subject to vesting: 138,168 shares of time-based restricted stock awards with a grant-date fair value of $110.35 each; and 55,952 shares of performance-based restricted stock awards with a grant-date fair value of $110.35 each.
During the first quarter of fiscal 2020, a total of 109,345 restricted stock awards (time- and performance-based) vested.
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of fiscal 2020, the achievement of performance target estimates was revised resulting in a $2.8 million reversal of previously recognized stock-based compensation expense.
NOTE 10 – INCOME TAXES
As of March 28, 2020, the Company had gross unrecognized income tax benefits of approximately $13.9 million, of which $11.9 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in the reserves for unrecognized tax benefits at March 28, 2020 is approximately $2.1 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2020 or fiscal 2021 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the first fiscal quarter ended March 28, 2020 and March 30, 2019, interest expense on uncertain tax positions was not material. The Company had approximately $2.5 million, $2.3 million, and $2.1 million of interest accrued on uncertain tax positions as of March 28, 2020, December 28, 2019, and March 30, 2019, respectively.
The Company early adopted the provisions of ASU 2019-12 in the first quarter of 2020 in order to simplify its income tax accounting disclosures during 2020 as a result of incurring an operating loss. The Company retrospectively adopted the provision related to the classification of taxes partially based on income and has determined that the adoption of this standard did not have a material impact on its prior period financial statements. The provisions related to intra period tax allocation and interim recognition of enactment of tax laws are being adopted on a prospective basis.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act") was signed into law. This law includes several taxpayer favorable provisions which may impact the Company including an employee retention credit, relaxed interest expense limitations, provides for a carryback of net operating losses, permits accelerated depreciation on certain store build out costs and allows for the deferral of employer FICA taxes. It is likely that this act will reduce the Company’s cash requirement for taxes over the balance of 2020.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $16.7 million, $19.7 million, and $17.3 million at March 28, 2020, December 28, 2019, and March 30, 2019, respectively. These investments are classified as Level 1 within the fair value hierarchy. Loss on the investments in marketable securities were $3.0 million for the first fiscal quarter ended March 28, 2020. Gains on the investments in marketable securities were $1.7 million for the first fiscal quarter ended March 30, 2019. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations.
Borrowings
As of March 28, 2020, the fair value of the Company's $744.0 million in outstanding borrowings under its secured revolving credit facility approximated the carrying value.
The fair value of the Company's senior notes at March 28, 2020 was approximately $479.6 million. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $500 million was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Due to the decrease in the Company's market capitalization, lower than expected actual sales, and lower projected sales and profitability due to the impacts from the outbreak of a new strain of coronavirus ("COVID-19"), the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, the Company conducted interim quantitative impairment assessments on goodwill ascribed to the Other International reporting unit and on the value of the Company's indefinite-lived Skip Hop and OshKosh tradename assets that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017 and OshKosh B'Gosh Inc. in July 2005, respectively.
Based on these assessments, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment and charges of $15.5 million and $11.0 million were recorded on our indefinite-lived OshKosh and Skip Hop tradename assets. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The carrying values of the Company's indefinite-lived OshKosh and Skip Hop tradename asset after the impairment charge were $70.0 million and $15.0 million, respectively. See Note 6, Goodwill and Intangibles, for further details on the impairment charges and valuation methodologies.
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	43,355,635	45,070,796
Dilutive effect of equity awards(*)	—	300,239
Diluted number of common and common equivalent shares outstanding	43,355,635	45,371,035

Basic net (loss) income per common share (in thousands, except per share data):
Net (loss) income	$(78,694)	$34,466
Income allocated to participating securities	(254)	(291)
Net (loss) income available to common shareholders	$(78,948)	$34,175

Basic net (loss) income per common share	$(1.82)	$0.76

Diluted net (loss) income per common share (in thousands, except per share data):
Net (loss) income	$(78,694)	$34,466
Income allocated to participating securities	(254)	(291)
Net (loss) income available to common shareholders	$(78,948)	$34,175

Diluted net (loss) income per common share	$(1.82)	$0.75

Anti-dilutive awards excluded from diluted earnings per share computation	302,238	776,919

(*)
For the quarter ended March 28, 2020, there were 339,841 potentially dilutive equity awards that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	March 28, 2020	December 28, 2019	March 30, 2019
Income taxes payable	$7,665	$23,269	$22,068

There are no Other long-term liabilities that exceeded five percent of total liabilities, at the end of any comparable period.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's contractual obligations and commitments include obligations associated with leases, the secured revolving credit agreement, senior notes, employee benefit plans, and facility consolidations/closures as disclosed in Note 16, Organizational Restructuring and Office Consolidation, to the consolidated financial statements.
The Company also has minimum inventory purchase commitments, including fabric commitments, with our suppliers which secure a portion of our material needs for future seasons. In light of the COVID-19 pandemic, some of our orders may be canceled. As of March 28, 2020, the Company has recorded incremental charges of $22.8 million for adverse inventory and fabric purchase commitments.
NOTE 15 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	March 28, 2020	% of total net sales	March 30, 2019	% of total net sales
Net sales:
U.S. Retail	$320,717	49.0%	$377,053	50.9%
U.S. Wholesale	252,130	38.5%	275,367	37.2%
International	81,626	12.5%	88,637	12.0%
Total net sales	$654,473	100.0%	$741,057	100.0%

Operating income:		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail(1)(3)(4)(5)	$(32,376)	(10.1)%	$23,949	6.4%
U.S. Wholesale(1)(3)(4)(5)	2,231	0.9%	55,456	20.1%
International(1)(2)(3)(4)(5)(6)	(27,705)	(33.9)%	4,958	5.6%
Corporate expenses(7)(8)	(20,628)	(3.2)%	(23,604)	(3.2)%
Total operating (loss) income	$(78,478)	(12.0)%	$60,759	8.2%

(1)
Fiscal quarter ended March 28, 2020 includes $1.5 million, $0.6 million, and $0.3 million in charges related to organizational restructuring for the U.S. Retail segment, the U.S. Wholesale segment, and the International segment, respectively.

(2)	Fiscal quarter ended March 28, 2020 includes a goodwill impairment charge of $17.7 million recorded to the International segment.

(3)
Fiscal quarter ended March 28, 2020 includes an impairment charge of the Company's indefinite-lived Skip Hop tradename asset of $6.8 million, $3.7 million, and $0.5 million recorded to the U.S. Wholesale, International, and U.S. Retail segments, respectively.

(4)
Fiscal quarter ended March 28, 2020 includes an impairment charge of the Company's indefinite-lived OshKosh tradename asset of $13.6 million, $1.6 million, and $0.3 million recorded to the U.S. Retail, U.S. Wholesale, and International segments, respectively.

(5)
Fiscal quarter ended March 28, 2020 includes $3.5 million, $0.3 million, and $0.3 million in incremental costs associated with the COVID-19 pandemic in the U.S Retail segment, International segment, and U.S Wholesale segment, respectively.

(6)	Fiscal quarter ended March 30, 2019 includes a benefit of $2.1 million related to sale of inventory previously reserved in China.

(7)	Fiscal quarters ended March 28, 2020 and March 30, 2019 include $1.6 million in charges related to organizational restructuring.

(8)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 – ORGANIZATIONAL RESTRUCTURING AND OFFICE CONSOLIDATION
In the first quarter of fiscal 2020, the Company announced several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies as well as the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia. In conjunction with these initiatives, the Company recorded the following charges in selling, general and administrative expenses:

(dollars in thousands)	March 28, 2020
Severance and other termination benefits	$2,890
Relocation and Recruiting	482
Lease exit costs	431
Other closure costs	86
Total	$3,889

As of March 28, 2020, there was approximately $2.8 million in reserves primarily related to severance and other termination benefits expected to be paid out by the end of the year included in other current liabilities in the accompanying unaudited consolidated balance sheet. In fiscal 2020, the Company expects to incur additional restructuring-related charges of approximately $8.0 million - $10.0 million primarily related to lease exit costs, accelerated depreciation, relocation and recruiting costs, and severance.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2020 or any other future period, assessment of our performance and financial position, drivers of our sales and earnings growth, and the effects of the COVID-19 pandemic. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q, in our most recently filed Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission from time to time.
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
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable childhood necessities such as diaper bags to create higher value, superior quality, and top-performing goods for parents, babies, and toddlers. We acquired the Skip Hop brand in February 2017.
Our mission is to serve the needs of all families with young children, with a vision to be the world's favorite brands in young children's apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children's apparel and accessories market and focus on delivering products that satisfy our consumers' needs. As of March 28, 2020, the Company operated 1,101 retail stores in North America. In March 2020, for the safety of customers and employees, we suspended retail store operations in North America.

The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

Recent Developments
In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared a national emergency. Federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and children’s clothing and accessories.
The COVID-19 pandemic has had, and will likely continue to have, significant adverse effects on our business, financial condition, and results of operations. For example:

•
In March 2020, for the safety of customers and employees, we suspended retail store operations in North America, which has had a material effect on the results of operations of our U.S. Retail segment. We plan to open our stores when it is clearly safe to do so. We intend to evaluate opening each store individually based on the local conditions applicable as cities and states begin lifting their shelter-in-place orders and actions taken by other shopping center co-tenants. We expect some stores to begin to open in May 2020.

•
More broadly, we have seen lower sales related to the global pandemic, both in our retail and wholesale channels, and many of our wholesale customers have unilaterally extended their payment terms with us.

•
Our manufacturing supply chain, which is primarily in Asia, has been disrupted due to delays in textile mill and factory openings, delays in workers being able to return to work, and the spread of the pandemic from China to other parts of the world. In addition, ocean and air freight carriers’ global operations have been disrupted due to the global shift in demand, leading to delays in shipments from Asia to North America and elsewhere.

We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows. Refer to risks set forth in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
To improve near-term liquidity in light of the uncertainty and disruption related to COVID-19, the Company drew $639.0 million under its secured revolving credit facility in March 2020. As of March 28, 2020, the Company had $744.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of March 28, 2020, approximately $1.0 million remained available for future borrowing.
Additionally, to create additional financial flexibility, we announced that we are reducing costs, inventory commitments, and capital expenditures, including: (i) furloughing all of our U.S. and Canada store associates and certain office-based employees starting April 3, 2020, with health benefits continuing to be provided for furloughed associates and employees; (ii) implementing temporary tiered salary reductions; (iii) suspending merit increases, incentive compensation, and 401(k) matching contributions; and, (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases. We estimate these actions have reduced our balance of year compensation expenses by approximately $100 million. Furthermore, in light of our store closures, we have taken certain actions with respect to certain of our existing leases, including engaging with landlords to discuss rent deferrals.
With respect to return of capital initiatives, we announced that we have suspended our share repurchase program and our quarterly cash dividend. Our Board of Directors will evaluate future capital distributions, including dividend declarations, based on a number of factors, including business conditions, our financial performance, and other considerations.
First Fiscal Quarter 2020 Highlights

•	Consolidated net sales decreased $86.6 million, or 11.7%, to $654.5 million in the first quarter of fiscal 2020.

◦	During the first two months of 2020 compared to the same two-month period in the prior year, we experienced growth in consolidated net sales.

◦
The COVID-19 pandemic and subsequent closure of our retail stores and closure of most of our wholesale customers' stores negatively impacted the fiscal month of March 2020, which negatively affected our financial results for the first quarter of fiscal 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

◦
Our eCommerce channel delivered strong growth in the first quarter of fiscal 2020, reflecting enhanced marketing efforts, the relaunch of our U.S. Retail websites in 2019, the launch of a website in Mexico in late fiscal 2019, and higher online demand driven by COVID-19.

•
Gross profit decreased $87.6 million, or 27.7%, to $228.3 million in the first quarter of fiscal 2020. Gross margin decreased 770 basis points ("bps") to 34.9% in the first quarter of fiscal 2020 primarily due to incremental inventory related charges of $48.7 million, inclusive of $22.8 million in adverse inventory and fabric purchase commitment, primarily from disruptions related to COVID-19.

•
Selling, general and administrative ("SG&A") expenses as a percentage of total net sales ("SG&A rate") increased 560 bps to 41.2% for the first quarter of fiscal 2020. The increase in the SG&A rate was primarily due to lower consolidated net sales as a result of business disruptions related to COVID-19, higher bad debt expense, organizational restructuring charges, higher investments in key growth priorities which include expenses related to the U.S. Retail business and technology initiatives, and higher eCommerce costs, partially offset by lower performance-based compensation.

•
Operating income decreased $139.2 million, or 229.2%, to a ($78.5) million operating loss in the first quarter of fiscal 2020, primarily due to the COVID-19 factors discussed above and the recognition of a $17.7 million non-cash goodwill impairment charge to the Other International reporting unit, a $15.5 million non-cash impairment charge related to the OshKosh tradename, and a $11.0 million non-cash impairment charge related to the Skip Hop tradename.

•
Net income decreased $113.2 million, or 328.3%, to a ($78.7) million net loss in the first quarter of fiscal 2020, primarily due to impacts of COVID-19, and other factors discussed above, partially offset by growth in our eCommerce business and the tax impact of the reduction in net income.

•	Diluted net income (loss) per common share decreased 342.7% to ($1.82) in the first quarter of fiscal 2020.

•	A total of $71.5 million was returned to our shareholders, comprised of $45.3 million in share repurchases and $26.3 million in dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

RESULTS OF OPERATIONS
FIRST FISCAL QUARTER ENDED MARCH 28, 2020 COMPARED TO FIRST FISCAL QUARTER ENDED MARCH 30, 2019
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	March 28, 2020	March 30, 2019	$ Change	% / bps Change
Consolidated net sales	$654,473	$741,057	$(86,584)	(11.7)%
Cost of goods sold	403,373	425,138	(21,765)	(5.1)%
Adverse purchase commitments (inventory, raw materials)	22,837	52	22,785	nm
Gross profit	228,263	315,867	(87,604)	(27.7)%
Gross profit as % of consolidated net sales	34.9%	42.6%		(770) bps
Royalty income, net	7,338	8,544	(1,206)	(14.1)%
Royalty income as % of consolidated net sales	1.1%	1.2%		(10) bps
Selling, general, and administrative expenses	269,837	263,652	6,185	2.3%
SG&A expenses as % of consolidated net sales	41.2%	35.6%		560 bps
Goodwill impairment	17,742	—	17,742	n/a
Intangible asset impairment	26,500	—	26,500	n/a
Operating (loss) income	(78,478)	60,759	(139,237)	(229.2)%
Operating (loss) income as % of consolidated net sales	(12.0)%	8.2%		(2,020) bps
Interest expense	8,864	9,629	(765)	(7.9)%
Interest income	(464)	(228)	(236)	103.5%
Other expense (income), net	4,818	(211)	5,029	nm
Loss on extinguishment of debt	—	7,823	(7,823)	n/a
(Loss) income before income taxes	(91,696)	43,746	(135,442)	(309.6)%
(Benefit) provision for income taxes	(13,002)	9,280	(22,282)	(240.1)%
Effective tax rate(*)	14.2%	21.2%		(700) bps
Net (loss) income	$(78,694)	$34,466	$(113,160)	(328.3)%

Basic net (loss) income per common share	$(1.82)	$0.76	$(2.58)	(339.5)%
Diluted net (loss) income per common share	$(1.82)	$0.75	$(2.57)	(342.7)%
Dividend declared and paid per common share	$0.60	$0.50	$0.10	20.0%

(*)	Effective tax rate is calculated by dividing the (benefit) provision for income taxes by (loss) income before income taxes.
Note: Results may not be additive due to rounding.
Consolidated Net Sales
Consolidated net sales decreased $86.6 million, or 11.7%, to $654.5 million in the first quarter of fiscal 2020. This decrease primarily reflected the closure of our retail stores in March 2020 and reduced demand as a result of disruptions related to COVID-19. Changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019, had an unfavorable effect on our consolidated net sales of approximately $0.7 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $87.6 million, or 27.7%, to $228.3 million in the first quarter of fiscal 2020. Consolidated gross margin decreased 770 bps to 34.9% in the first quarter of fiscal 2020.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

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
The decrease in consolidated gross profit and gross margin was primarily due to lower consolidated net sales across our businesses, higher inventory provisions and recognition of other adverse inventory and fabric purchase commitments from disruptions related to COVID-19. The Company recorded incremental inventory related charges of $48.7 million, inclusive of $22.8 million in adverse inventory and fabric purchase commitments in the first fiscal quarter of 2020, primarily from disruptions related to COVID-19.
Royalty Income
Royalty income decreased $1.2 million, or 14.1%, to $7.3 million in the first quarter of fiscal 2020. In 2019, the Company ended a previous royalty arrangement with Target related to the Genuine Kids by OshKosh brand. The Company now sells the OshKosh brand to Target directly under a wholesale business model. Additionally, in the first quarter of 2019, the Company insourced certain hosiery products (such as socks), which had been previously manufactured by a third party under a licensing agreement.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $6.2 million, or 2.3%, to $269.8 million in the first quarter of fiscal 2020 and increased as a percentage of consolidated net sales approximately 560 bps to 41.2%. This increase was primarily driven by lower consolidated net sales as a result of business disruptions related to COVID-19, higher bad debt expense, organizational restructuring charges, higher investments in key growth priorities which include expenses related to the U.S. Retail business and technology initiatives, and higher eCommerce costs, partially offset by lower performance-based compensation.
Goodwill Impairment
During the first quarter of fiscal 2020, the Company's market capitalization declined, and actual and projected sales and profitability decreased as a result of disruptions related to COVID-19. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 28, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $17.7 million recorded to the Other International reporting unit in the International segment.
Intangible Asset Impairment
In the first quarter of fiscal 2020, the Company recorded non-cash impairment charges of $15.5 million and $11.0 million related to its OshKosh and Skip Hop tradename assets recorded in connection with the acquisition of OshKosh B'Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. The impairment reflects lower than expected actual sales, and lower projected sales and profitability due to decreased demand as a result of disruptions related to COVID-19.
Operating (Loss) Income
Consolidated operating income decreased $139.2 million, or 229.2%, to a ($78.5) million operating loss in the first quarter of fiscal 2020 and decreased as a percentage of net sales by approximately 2,020 bps to (12.0%) in the first quarter of fiscal 2020, primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $0.8 million, or 7.9%, to $8.9 million in the first quarter of fiscal 2020. Weighted-average borrowings for the first quarter of fiscal 2020 were $632.3 million at an effective interest rate of 5.46%, compared to weighted-average borrowings for the first quarter of fiscal 2019 of $639.5 million at an effective interest rate of 5.28%.
The decrease in weighted-average borrowings during the first quarter of fiscal 2020 was attributable to decreased borrowings under our secured revolving credit facility during a meaningful portion of the first quarter of 2020, partially offset by a substantial increase in borrowings at the end of March to improve our liquidity. The increase in the effective interest rate for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 was primarily due to incremental interest expense associated with the refinancing of the previous senior notes in the first quarter of fiscal 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

Other Expense (Income), Net
Other expense (income), net was $4.8 million in the first quarter of fiscal 2020 compared to ($0.2) million in the first quarter of fiscal 2019. This difference was primarily due to a foreign exchange loss on intercompany loans in the first quarter of fiscal 2020 related to the strengthening of the U.S. dollar.
Loss on Extinguishment of Debt
During the first quarter of fiscal 2019, loss on extinguishment of debt was $7.8 million due to the early extinguishment of our $400 million in aggregate principal amount of 5.25% senior notes due in 2021. Concurrently, we issued $500 million in aggregate principal amount of 5.625% senior notes due in 2027.
Income Taxes
Our consolidated income tax provision decreased $22.3 million, or 240.1%, to a ($13.0) million benefit in the first quarter of fiscal 2020. Our effective tax rate was 14.2% in the first quarter of fiscal 2020 compared to 21.2% in the first quarter of fiscal 2019. The change in effective tax rate primarily reflects the impact of goodwill impairments with no corresponding tax benefit, our full year expectations regarding components of our taxable income by taxable jurisdictions due to significant disruption in the worldwide economy from COVID-19 which reduced our pre-tax income in the U.S. and by the increase in tax benefits related to the vesting of stock awards in the first quarter of fiscal 2020.
Net (Loss) Income
Our consolidated net income decreased $113.2 million, or 328.3%, to a ($78.7) million net loss in the first quarter of fiscal 2020. This decrease was due to the factors previously discussed.
Results by Segment - First Quarter of Fiscal 2020 compared to First Quarter of Fiscal 2019
The following table summarizes net sales and operating income, by segment, for the first fiscal quarter ended March 28, 2020 and March 30, 2019:

	Fiscal quarter ended
(dollars in thousands)	March 28, 2020	% of consolidated net sales	March 30, 2019	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$320,717	49.0%	$377,053	50.9%	$(56,336)	(14.9)%
U.S. Wholesale	252,130	38.5%	275,367	37.2%	(23,237)	(8.4)%
International	81,626	12.5%	88,637	12.0%	(7,011)	(7.9)%
Consolidated net sales	$654,473	100.0%	$741,057	100.0%	$(86,584)	(11.7)%

Operating (loss) income:		% of segment net sales		% of segment net sales
U.S. Retail	$(32,376)	(10.1)%	$23,949	6.4%	$(56,325)	(235.2)%
U.S. Wholesale	2,231	0.9%	55,456	20.1%	(53,225)	(96.0)%
International	(27,705)	(33.9)%	4,958	5.6%	(32,663)	(658.8)%
Unallocated corporate expenses	(20,628)	(3.2)%	(23,604)	(3.2)%	2,976	12.6%
Consolidated operating (loss) income	$(78,478)	(12.0)%	$60,759	8.2%	$(139,237)	(229.2)%
Comparable Sales Metrics
Our management's discussion and analysis includes comparable sales metrics for our company-owned retail stores and our eCommerce sites in our U.S. Retail and International segments.
Our comparable store sales metrics include sales for all stores and eCommerce sites that were open and operated by us during the comparable fiscal period, including stand-alone format stores that converted to multi-branded format stores and certain remodeled or relocated stores. A store or site becomes comparable following 13 consecutive full fiscal months of operations. If a store relocates within the same center with no business interruption or material change in square footage, the sales of such store will continue to be included in the comparable store metrics. If a store relocates to another center, or there is a material

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

change in square footage, such store is treated as a new store. Stores that are closed during the relevant fiscal period are included in the comparable store sales metrics up to the last full fiscal month of operations. As a result of the store closures in March 2020 in response to COVID-19, we have not included a discussion of first quarter of fiscal 2020 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales decreased $56.3 million, or 14.9%, to $320.7 million in the first quarter of fiscal 2020. The decrease in net sales was primarily driven by store closures as precautionary measures in response to the COVID-19 pandemic, partially offset by an increase in eCommerce sales. As of March 28, 2020, we operated 860 retail stores in the U.S. compared to 862 as of December 28, 2019.
U.S. Retail segment operating income decreased $56.3 million, or 235.2%, to a ($32.4) million operating loss in the first quarter of fiscal 2020. Operating margin decreased 1,650 bps to (10.1%) in the first quarter of fiscal 2020. Operating loss in the first quarter of fiscal 2020 included intangible asset impairment charges of $13.6 million and $0.5 million related to the OshKosh and Skip Hop tradenames, respectively. The primary drivers of the decrease in operating margin were a 290 bps decrease in gross margin, a 940 bps increase in SG&A rate (SG&A as a percentage of net sales), and the intangible asset impairment charges. The decrease in gross margin was primarily due to higher excess inventory provisions as a result of COVID-19, partially offset by higher average selling prices. The increase in the SG&A rate was primarily due to deleverage of retail store expenses due to store closures, higher eCommerce costs, investments in the U.S. Retail business and technology initiatives, and organizational restructuring, partially offset by lower performance-based compensation.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $23.2 million, or 8.4%, to $252.1 million in the first quarter of fiscal 2020 primarily due to reduced demand as a result of COVID-19, partially offset by an increase in average selling price per unit.
U.S. Wholesale segment operating income decreased $53.2 million, or 96.0%, to $2.2 million in the first quarter of fiscal 2020. Operating margin decreased 1,920 bps to 0.9% in the first quarter of fiscal 2020. Operating income in the first quarter of fiscal 2020 included intangible asset impairment charges of $6.8 million and $1.6 million related to the Skip Hop and OshKosh tradenames, respectively. The primary drivers of the decrease in operating margin were a 1,280 bps decrease in gross margin, the intangible asset impairment charges, a 50 bps decrease in royalty income, and a 260 bps increase in SG&A rate. The decrease in gross margin was primarily due to higher inventory provisions and other adverse inventory and fabric purchase commitments from disruptions related to COVID-19. The decrease in royalty income was primarily due to the initiation of wholesale sales of the OshKosh brand at Target, which replaced a former royalty business model. The increase in the SG&A rate was primarily due to lower sales due to reduced demand as a result of COVID-19, higher bad debts, and higher distribution expenses.
International
International segment net sales decreased $7.0 million, or 7.9%, to $81.6 million in the first quarter of fiscal 2020. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Mexican Peso, had a $0.7 million unfavorable effect on International segment net sales in the first quarter of fiscal 2020. The decrease in net sales is primarily due to a decrease in retail stores sales in Canada driven by store closures in response to COVID-19, delayed wholesale shipments as a result of COVID-19, and the transition of our business model in China from wholesale to a full licensing model in the first quarter of fiscal 2019, partially offset by growth in Canadian eCommerce and Mexico.
As of March 28, 2020, we operated 198 and 43 retail stores in Canada and Mexico respectively, compared to 201 and 46 as of December 28, 2019.
International segment operating income decreased $32.7 million, or 658.8%, to a ($27.7) million operating loss in the first quarter of fiscal 2020. Operating margin decreased 3,950 bps to (33.9%) in the first quarter of fiscal 2020. Operating loss in the first quarter of fiscal 2020 included a $17.7 million goodwill impairment charge recorded to the Other International reporting unit, a $3.7 million intangible asset impairment charge related to the Skip Hop tradename, and a $0.3 million intangible asset impairment charge related to the OshKosh tradename. The decrease in the operating margin was primarily attributable to the goodwill and intangible asset impairment charges, a 790 bps decrease in gross margin and a 510 bps increase in the SG&A rate. The decrease in gross margin was primarily due to higher excess inventory provisions and other adverse inventory and fabric purchase commitments from disruptions related to COVID-19. The increase in the SG&A rate was primarily due to higher bad debt and deleverage of retail store expenses as a result of store closures, partially offset by the China business model change and lower performance-based compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

Unallocated Corporate Expenses
Unallocated corporate expenses decreased $3.0 million, or 12.6%, to $20.6 million in the first quarter of fiscal 2020. Unallocated corporate expenses, as a percentage of consolidated net sales, was 3.2% in the first quarter of fiscal 2020, which was comparable with the first quarter of fiscal 2019, as a result of lower consolidated net sales in the first quarter of 2020 that was offset by a decrease in performance-based compensation.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
We expect that our primary sources of liquidity will be cash and cash equivalents on hand, as in March 2020 we drew down substantially all of our available outstanding capacity under our secured revolving credit facility and increased our cash on hand by approximately $639.0 million as of March 28, 2020. The Company further believes that cash flow from operations, although affected by reduced sales and net income for the Company, access to additional capital and increased flexibility under financial maintenance covenants, along with its decision to reduce costs, inventory commitments, capital expenditures, and its suspension of its share repurchase program and quarterly cash dividend, will allow it to manage the anticipated impact of COVID-19 on the Company's business operations for the foreseeable future. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19. We believe that these available and anticipated sources will fund our projected requirements for at least the next twelve months. These sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other reports filed with the Securities and Exchange Commission from time to time.
As of March 28, 2020, the Company had $759.1 million of cash and cash equivalents in major financial institutions, including $47.0 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
Balance Sheet
Net accounts receivable at March 28, 2020 were $221.9 million compared to $239.2 million at March 30, 2019 and $251.0 million at December 28, 2019. The overall decrease of $17.3 million, or 7.2%, at March 28, 2020 compared to March 30, 2019 was primarily a result of reduced demand and an increase in our bad debt reserves as a result of COVID-19. Due to the seasonal nature of our operations, the net accounts receivable balance at March 28, 2020 is not comparable to the net accounts receivable balance at December 28, 2019.
Inventories at March 28, 2020 were $565.9 million compared to $519.8 million at March 30, 2019 and $594.0 million at December 28, 2019. The increase of $46.1 million, or 8.9%, at March 28, 2020 compared to March 30, 2019 primarily reflects reduced demand, partially offset by higher inventory provisions from disruptions related to COVID-19. Due to the seasonal nature of our operations, the inventories balance at March 28, 2020 is not comparable to the inventories balance at December 28, 2019.
Cash Flow
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the first quarter of fiscal 2020 was ($14.3) million compared to net cash provided by operating activities of $37.0 million in the first quarter of fiscal 2019. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The decrease in operating cash flow for the first quarter of fiscal 2020 was primarily due to reduced sales related to COVID-19.
Net Cash Used in Investing Activities
Net cash used in investing activities was $8.1 million for the first quarter of fiscal 2020 compared to $9.4 million in the first quarter of fiscal 2019. Capital expenditures were $8.1 million in the first quarter of fiscal 2020 compared to $9.4 million in the first quarter of fiscal 2019. Capital spending in the first quarter of fiscal 2020 and fiscal 2019 primarily relate to new store openings, store remodels, distribution center enhancements, and investment in information technology initiatives.
In response to COVID-19, we decreased our total planned fiscal 2020 investment in capital expenditures from approximately $75 million to approximately $30 million. The $30 million of planned fiscal 2020 capital expenditures primarily relates to U.S. and international retail store openings and remodels, critical information technology initiatives, and distribution facility

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

initiatives. The majority of the $45 million decrease relates to delayed store openings and the deferral of non-critical information technology initiatives.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $569.6 million in the first quarter of fiscal 2020 compared to ($38.0) million used in the first quarter of fiscal 2019. The net increase in cash provided by financing activities in the first quarter of fiscal 2020 was primarily due to drawing on substantially all of our secured revolving credit facility to improve near-term liquidity in light of the uncertainty and disruption related to COVID-19. The first quarter of 2019 reflected the redemption of $400 million in principal amount of senior notes, the premium paid on the early extinguishment of the $400 million senior notes, a decrease in borrowings on the revolving credit facility, repurchases of common stock, and dividend payments, partially offset by the issuance of $500 million in principal amount of senior notes.
Secured Revolving Credit Facility
To improve near-term liquidity in light of the uncertainty and disruption related to COVID-19, we drew $639.0 million under our secured revolving credit facility in the month of March 2020. As of March 28, 2020, we had $744.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of March 28, 2020, approximately $1.0 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheet because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
The interest rate margins applicable to our secured revolving credit facility as of March 28, 2020 were 1.375% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 1.875%) and 0.375% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 0.875%).
As of March 28, 2020, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 2.32%.
As of March 28, 2020, the Company was in compliance with the financial and other covenants under the secured revolving credit facility. Due to the impact of the COVID-19 pandemic, the Company’s revised business forecasts indicated that the Company would not be in compliance with debt covenants contained within its revolving credit facility in the second, third and fourth quarters of fiscal year 2020. Accordingly, on May 5, 2020 the Company, through its wholly owned subsidiary, The William Carter Company, successfully amended its revolving credit facility. This amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021 and the ability to raise additional unsecured financing, at the Company’s discretion. The Company believes, based on its current forecasts for recovery of the business and broader marketplace, that it will be in compliance with the revised covenant requirements as specified in the amendment through fiscal year 2021.
The terms of the Amendment (i) suspend the Fixed Charge Coverage Ratio and Lease Adjusted Leverage Ratio covenants, in each case, as defined in the 2017 Credit Agreement, for three fiscal quarters until December 26, 2020 ("Specified Test Period") and ii) temporarily replace the suspended covenants with a Minimum Consolidated EBITDA covenant, computed on a trailing four quarters basis and measured quarterly, and a Minimum Liquidity covenant that is measured monthly, each as defined in the Amendment, throughout the Specified Test Period, with the Minimum Liquidity covenant extending through September 26, 2021.
Additionally, Amendment No. 2 provides that, among other things during the period from May 5, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third quarter of fiscal 2021, interest rate margins applicable to the secured revolving credit facility will increase to 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). Amendment No. 2 also provides for a commitment fee initially equal to 0.35% per annum and ranging from 0.15% per annum to 0.40% per annum, based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.
Senior Notes
As of March 28, 2020, the Company had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF
OPERATIONS (Continued)

Organizational Restructuring and Office Consolidation
Early in the first quarter of fiscal 2020, the Company announced several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies as well as the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia. In conjunction with these plans, we incurred approximately $3.9 million for the first quarter of fiscal 2020. We expect approximately $8.0 million - $10.0 million in additional costs in fiscal 2020 primarily related to severance, lease exit costs, accelerated depreciation, and relocation and recruiting costs. As of March 28, 2020 there was approximately $2.8 million in reserves primarily related to severance and other termination benefits expected to be paid by the end of fiscal 2020.
Share Repurchases
In the first quarter of fiscal 2020, the Company repurchased and retired 474,684 shares in open market transactions for approximately $45.3 million at an average price of $95.34 per share. In the first quarter of fiscal 2019, the Company repurchased and retired 460,257 shares in open market transactions for approximately $40.0 million, at an average price of $86.83 per share.
The total remaining capacity under all remaining repurchase authorizations as of March 28, 2020 was approximately $650.4 million. On March 26, 2020, the Company announced, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program. Once the program resumes, future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.
Dividends
In the first quarter of fiscal 2020, we paid quarterly cash dividends of $0.60 per share. In the first quarter of fiscal 2019, we paid quarterly cash dividends of $0.50 per share. On May 1, 2020, in connection with the COVID-19 pandemic, the Company's Board of Directors suspended its quarterly cash dividend. The Board of Directors will evaluate future dividend declarations based on a number of factors, including business conditions, the Company’s financial performance, and other considerations.
As disclosed in our most recent Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019, provisions in our secured revolving credit facility could have the effect of restricting our ability to pay future cash dividends on or make future repurchases of our common stock.
Seasonality
Absent the effects of the COVID-19 global pandemic, we experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally has resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the fiscal year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.
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
Our critical accounting policies and estimates are described under the heading "Critical Accounting Policies and Estimates" in Item 7 of our most recent Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019. Our critical accounting policies and estimates are those policies that require management's most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019, had a $0.7 million unfavorable effect on our International segment's net sales.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases for our Canadian and Mexican operations. As part of this hedging strategy, we have used foreign currency forward exchange contracts with maturities of less than 12 months to provide coverage throughout the hedging period. As of March 28, 2020, there were no open foreign currency forward exchange contracts.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings outstanding for the first quarter of fiscal 2020 were $132.3 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $1.3 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 28, 2020.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the fiscal quarter ended March 28, 2020 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended March 28, 2020.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Form 10-K for the 2019 fiscal year ended December 28, 2019, other than as set out below.
The global health crisis caused by the COVID-19 pandemic has had, and the current and uncertain future outlook of the outbreak will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations.
In December 2019, an outbreak of a new strain of coronavirus ("COVID-19") began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared a national emergency. Federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and children’s clothing and accessories.
The COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. For example:

•
In March 2020, for the safety of customers and employees, we suspended retail store operations in North America, which has had a material effect on the results of operations of our U.S. Retail segment. We plan to open our stores when it is clearly safe to do so. We intend to evaluate opening each store individually based on the local conditions applicable as cities and states begin lifting their shelter-in-place orders and actions taken by other shopping center co-tenants. We expect some stores to begin to open in May 2020.

•
More broadly, we have seen lower sales related to the global pandemic, both in our retail and wholesale channels, and many of our wholesale customers have unilaterally extended their payment terms with us.

•
Our manufacturing supply chain, which is primarily in Asia, has been disrupted due to delays in textile mill and factory openings, delays in workers being able to return to work, and the spread of the pandemic from China to other parts of the world. In addition, ocean and air freight carriers’ global operations have been disrupted due to the global shift in demand, leading to delays in shipments from Asia to North America and elsewhere.

It is not currently possible to assess the expected duration of these and other effects on our business with certainty. Our results for the first quarter of 2020 are expected to reflect only some of the impacts of COVID-19, and the results for the second quarter and potentially for the balance of 2020 will likely reflect further and greater impacts. Therefore, we do not expect our results for the first quarter to be representative of our results for the second quarter or full year 2020.
Our management is focused on mitigating the effects of the COVID-19 pandemic, including reducing costs, inventory commitments, and capital expenditures, which has required and will continue to require, a significant investment of time and resources across our enterprise. Actions to mitigate the effects of the outbreak include (i) furloughing all of its U.S. and Canada store associates and certain office-based employees starting April 3, 2020, with health benefits continuing to be provided for furloughed associates and employees; (ii) implementing temporary tiered salary reductions; (iii) suspending merit increases, incentive compensation, and 401(k) matching contributions; and, (iv) executing substantial reductions in expenses, store occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases. Furthermore, we have extended payment terms with our vendors and, in light of our store closures, we have taken certain actions with respect to certain of our existing leases, including engaging with landlords to discuss rent deferrals. In March 2020, to improve near-term liquidity, we drew down substantially all of the $750 million available under our secured revolving credit facility, and announced that we have suspended our share repurchase program. These measures may have the effect of reducing or delaying new growth initiatives, such as new product launches, and are restricting or delaying investments in certain planned initiatives, which we expect to adversely affect our results of operations.

The current and uncertain future outlook of the outbreak may continue to have a significant adverse effect on our business, financial condition, and results of operations as well, especially if the pandemic or its effects persist. In particular, many of the risks described in our most recent Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019 may be heightened due to the pandemic. For example:

•
Our manufacturers and other sources of product may become insolvent, and our supply base may therefore become more restricted, which could lead to higher product costs (see "Risk Factors-A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business" for more information).

•
Our Braselton, Georgia distribution facility handles a large portion of our domestic merchandise distribution. While we have provided compensation incentives and implemented workplace safety and health monitoring protocols to support the health and well-being of our distribution center employees, if we are unable to staff this facility or if we should need to close this facility, our ability to deliver our products to eCommerce and wholesale customers could be adversely affected (see "Risk Factors-Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected" for more information).

•
Our sales and profitability will continue to be negatively affected while our retail stores are closed. Once they are re-opened consumer confidence, and demand and sales levels, experienced prior to the outbreak may not return in a timely manner or at all due to the potential on-going effects of the COVID-19 pandemic, including increased unemployment rates and business failures (see "Risk Factors-Our business is sensitive to overall levels of consumer spending, particularly in the young children's apparel market" for more information).

•
We have taken certain actions with respect to certain of our existing leases, including engaging with landlords to discuss rent deferrals. Our landlords may not accept these deferrals, and demand payments when due, which could have a negative effect on our results of operations. However, there can be no assurance that we will be able to negotiate rent deferrals, or terminate the leases, on commercially reasonable terms or at all. If we are unable to renegotiate the leases and continue to defer rent payments, the landlords under these leases may attempt to terminate our lease and accelerate our future rents due thereunder. In addition, any disputes under these leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome (see "Risk Factors-Our retail success is dependent upon identifying locations and negotiating appropriate lease terms for retail stores" for more information).

•
The financial stability of some of our wholesale customers may be, and may continue to be, negatively affected by the effects of the pandemic. A payment default by one or more of our wholesale customers, or decreased demand from our wholesale accounts will have a negative effect on our sales and profitability, and demand and sales levels experienced prior to the outbreak many not return once the pandemic subsides in a timely manner or at all (see "Risk Factors-Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues" for more information).

•
Our secured revolving credit facility has certain financial covenants, including a rent-adjusted debt to rent-adjusted consolidated EBITDA and rent-adjusted consolidated EBITDA to fixed charge covenants (compliance with which are waived for the second, third, and fourth fiscal quarters of fiscal 2020 and replaced with certain other covenants as set forth in the "Secured Revolving Credit Facility Amendment". With our secured revolving credit facility fully drawn, we may not have easy access to additional capital to sustain the business if the pandemic or its effects persist for a material length of time (see "Risk Factors-We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business" for more information).

•
A sustained period of below-planned sales may lead to the impairment of certain of our assets, including our brand tradenames and goodwill (see "Risk Factors-We may not achieve sales growth plans, cost savings, and other assumptions that support the carrying value of our intangible assets" for more information).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the first quarter of fiscal 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
December 29, 2019 through January 25, 2020	103,456	$109.11	103,456	$684,415,508

January 26, 2020 through February 22, 2020	154,276	$108.79	117,487	$671,633,716

February 23, 2020 through March 28, 2020	260,563	$83.49	253,741	$650,447,970

Total	518,295		474,684

(1)
Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 43,611 shares surrendered between January 26, 2020 and March 28, 2020.

(2)
Share purchases during the first quarter of fiscal 2020 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

(3)	Under share repurchase authorizations approved by our Board of Directors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter's, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-Laws of Carter's, Inc. (incorporated by reference to Exhibit 3.2 of Carter's, Inc.'s Current Report on Form 8-K filed on May 23, 2017).
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. 104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

May 5, 2020	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

May 5, 2020	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)