Form 10-Q
period 2020-06-27
CARTERS INC
filed 2020-07-24
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of July 17, 2020, there were 43,635,081 shares of the registrant's common stock outstanding.

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 27, 2020, December 28, 2019 and June 29, 2019	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended June 27, 2020 and June 29, 2019	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the fiscal quarter and two fiscal quarters ended June 27, 2020 and June 29, 2019	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the fiscal quarters ended June 27, 2020, March 28, 2020, June 29, 2019 and March 30, 2019	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended June 27, 2020 and June 29, 2019	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	35

Part II. Other Information

Item 1	Legal Proceedings	37
Item 1A	Risk Factors	37
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3	Defaults upon Senior Securities	37
Item 4	Mine Safety Disclosures	37
Item 5	Other Information	37
Item 6	Exhibits	38

Signatures		39

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 27, 2020	December 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,000,581	$214,311	$118,458
Accounts receivable, net of allowance for credit losses of $9,242, $6,354, $3,786, respectively	165,578	251,005	168,176
Finished goods inventories, net of inventory reserves of $32,092, $9,283, and $14,119, respectively	672,205	593,987	697,559
Prepaid expenses and other current assets	51,180	48,454	56,813
Total current assets	1,889,544	1,107,757	1,041,006
Property, plant, and equipment, net of accumulated depreciation of $559,142, $523,848, and $486,319, respectively	287,941	320,168	333,600
Operating lease assets	648,505	687,024	705,631
Tradenames, net	308,017	334,642	365,567
Goodwill	208,573	229,026	228,860
Customer relationships, net	38,950	41,126	42,825
Other assets	31,104	33,374	29,671
Total assets	$3,412,634	$2,753,117	$2,747,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$458,075	$183,641	$232,869
Current operating lease liabilities	163,665	160,228	154,719
Other current liabilities	80,634	131,631	85,483
Total current liabilities	702,374	475,500	473,071

Long-term debt, net	1,232,649	594,672	604,377
Deferred income taxes	63,850	74,370	91,190
Long-term operating lease liabilities	620,063	664,372	688,650
Other long-term liabilities	60,420	64,073	61,975
Total liabilities	$2,679,356	$1,872,987	$1,919,263

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at June 27, 2020, December 28, 2019, and June 29, 2019	$—	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 43,636,176, 43,963,103 and 44,868,563 shares issued and outstanding at June 27, 2020, December 28, 2019, and June 29, 2019, respectively	436	440	449
Additional paid-in capital	5,539	—	—
Accumulated other comprehensive loss	(45,045)	(35,634)	(36,561)
Retained earnings	772,348	915,324	864,009
Total stockholders' equity	733,278	880,130	827,897
Total liabilities and stockholders' equity	$3,412,634	$2,753,117	$2,747,160
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$514,885	$734,384	$1,169,357	$1,475,442
Cost of goods sold	284,073	410,390	687,445	835,528
Adverse purchase commitments (inventory and raw materials)	(4,703)	998	18,134	1,051
Gross profit	235,515	322,996	463,778	638,863
Royalty income, net	3,588	9,635	10,926	18,179
Selling, general, and administrative expenses	218,149	268,155	487,986	531,807
Goodwill impairment	—	—	17,742	—
Intangible asset impairment	—	—	26,500	—
Operating income (loss)	20,954	64,476	(57,524)	125,235
Interest expense	15,312	9,072	24,176	18,701
Interest income	(423)	(509)	(887)	(737)
Other expense (income), net	587	202	5,405	(9)
Loss on extinguishment of debt	—	—	—	7,823
Income (loss) before income taxes	5,478	55,711	(86,218)	99,457
Income tax (benefit) provision	(2,678)	11,774	(15,680)	21,054
Net income (loss)	$8,156	$43,937	$(70,538)	$78,403

Basic net income (loss) per common share	$0.19	$0.97	$(1.64)	$1.73
Diluted net income (loss) per common share	$0.19	$0.97	$(1.64)	$1.72
Dividend declared and paid per common share	$—	$0.50	$0.60	$1.00
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$8,156	$43,937	$(70,538)	$78,403
Other comprehensive income (loss):
Foreign currency translation adjustments	3,581	2,867	(9,411)	5,778
Comprehensive income (loss)	$11,737	$46,804	$(79,949)	$84,181
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

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	33,158	—	1,840	—	—	1,840
Withholdings from vesting of restricted stock	(43,611)	—	(4,712)	—	—	(4,712)
Restricted stock activity	132,759	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Repurchase of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid	—	—	—	—	(26,260)	(26,260)
Comprehensive loss	—	—	—	(12,992)	(78,694)	(91,686)
Balance at March 28, 2020	43,610,725	$436	$—	$(48,626)	$764,192	$716,002
Exercise of stock options	14,180	—	1,076	—	—	1,076
Withholdings from vesting of restricted stock	(1,016)	—	(77)	—	—	(77)
Restricted stock activity	12,287	—	—	—	—	—
Stock-based compensation expense	—	—	4,540	—	—	4,540
Comprehensive income	—	—	—	3,581	8,156	11,737
Balance at June 27, 2020	43,636,176	$436	$5,539	$(45,045)	$772,348	$733,278

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net (loss) income	$(70,538)	$78,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	43,774	44,991
Amortization of intangible assets	1,858	1,874
Provisions for (recoveries of) excess and obsolete inventory	23,058	(938)
Goodwill impairment	17,742	—
Intangible asset impairments	26,500	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	7,332	385
Amortization of debt issuance costs	916	737
Stock-based compensation expense	6,485	9,807
Unrealized foreign currency exchange loss (gain), net	1,621	(142)
Provisions for (recoveries of) doubtful accounts receivable from customers	3,036	(2,869)
Loss on extinguishment of debt	—	7,823
Deferred income taxes (benefit) expense	(10,559)	4,268
Effect of changes in operating assets and liabilities:
Accounts receivable	80,566	93,315
Finished goods inventories	(106,922)	(119,508)
Prepaid expenses and other assets	(852)	(18,298)
Accounts payable and other liabilities	214,796	4,617
Net cash provided by operating activities	$238,813	$104,465

Cash flows from investing activities:
Capital expenditures	$(16,708)	$(24,992)
Disposals and recoveries from property, plant, and equipment	—	749
Net cash used in investing activities	$(16,708)	$(24,243)

Cash flows from financing activities:
Proceeds from senior notes due 2025	$500,000	$—
Proceeds from senior notes due 2027	—	500,000
Payment of senior notes due 2021	—	(400,000)
Premiums paid to extinguish debt	—	(5,252)
Payment of debt issuance costs	(7,639)	(5,793)
Borrowings under secured revolving credit facility	644,000	80,000
Payments on secured revolving credit facility	(500,000)	(166,000)
Repurchases of common stock	(45,255)	(92,443)
Dividends paid	(26,260)	(45,260)
Withholdings from vestings of restricted stock	(4,789)	(4,126)
Proceeds from exercises of stock options	2,916	6,346
Net cash provided by (used in) financing activities	$562,973	$(132,528)

Net effect of exchange rate changes on cash and cash equivalents	1,192	687
Net increase (decrease) in cash and cash equivalents	$786,270	$(51,619)
Cash and cash equivalents, beginning of period	214,311	170,077
Cash and cash equivalents, end of period	$1,000,581	$118,458
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income (loss), statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended June 27, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 2, 2021.
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
Revision of Previously Issued Financial Statements
During the second quarter of fiscal year 2020, it was determined that there were amounts presented incorrectly in the statement of cash flows for the annual and interim year to date periods subsequent to the December 30, 2018 adoption of ASC 842, Leases, due to the presentation of the non-cash impact of the initial and subsequent recognition of the Right of Use (“ROU”) assets and lease liabilities within the “Prepaid expenses and other assets” and “Accounts payable and other liabilities” line items, respectively, within operating cash flows. This incorrect presentation had no impact on net cash (used in) provided by operating activities for any of the periods. We assessed the materiality of the incorrect presentation and concluded that the previously issued financial statements were not materially misstated. The presentation errors resulted in an offsetting overstatement of cash used for prepaid expenses and other assets and cash provided by accounts payable and other liabilities of $739 million, $773 million and $815 million for the three, six and nine-months ended March 30, 2019, June 29, 2019 and September 28, 2019, respectively, $828 million for the year ended December 28, 2019 and $29 million for the three months ended March 28, 2020. The accompanying unaudited condensed consolidated statement of cash flows appropriately reflect the corrected presentation of these non-cash activities. In addition, the Company has reclassified and will reclassify prior comparable period amounts to present ROU asset amortization and lease liability payment activity on a net basis within the “Accounts payable and other liabilities” line item. The revisions to the nine months ended September 30, 2019, year ended December 31, 2019 and three months ended March 31, 2020 will be presented in future Forms 10-Q and 10-K filings. We will continue to provide supplemental noncash cash flow disclosure information in the notes to the financial statements, as well as correct for the omission of such disclosure during the 2019 interim periods in connection with our 2020 quarterly filings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

COVID-19
In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared a national emergency. As a result of COVID-19, the Company temporarily closed its retail stores in North America and implemented several actions during fiscal 2020 to enhance liquidity and financial flexibility including the deferral of lease payments, reductions in discretionary spending, amending its revolving credit facility, issuing $500 million principal amount of senior notes, and suspending dividends and share repurchases.
Beginning in April 2020, the Company suspended rent payments under the leases for our temporarily closed stores in North America and has been in discussions with landlords to obtain rent concessions. The Company considered the Financial Accounting Standards Board's ("FASB") recent guidance regarding lease concessions as a result of the effects of the COVID-19 pandemic and has elected to treat these rent concessions as lease modifications. Lease modifications resulting from COVID-19 related rent concessions were not material to the financial statements for the fiscal quarter ended June 27, 2020. The Company has resumed making the required rent payments under the leases for the stores that reopened as of the end of the fiscal quarter. See Note 4, Leases, for further details on deferral of rent payments under these leases.
On May 4, 2020, the Company, through its wholly owned subsidiary, The William Carter Company ("TWCC"), successfully amended its revolving credit facility. This amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021 and the ability to raise additional unsecured financing at the Company’s discretion. Additionally, on May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025. See Note 8, Long-Term Debt, for further details on the amendment to the revolving credit facility and the issuance of $500 million principal amount of senior notes.
The Company announced in the first two quarters of fiscal 2020, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program and its quarterly cash dividend. The Company's Board of Directors will evaluate future capital distributions, including dividend declarations, based on a number of factors, including business conditions, our financial performance, and other considerations.
The Company also assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 27, 2020 and through the date of this report filing. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory reserves, adverse inventory and fabric purchase commitments, stock based compensation, and the carrying value of our goodwill and other long-lived assets. Based on these assessments, in the second quarter of fiscal 2020, the Company recorded impairments on operating lease assets and other long-lived assets for our underperforming retail stores of $3.7 million, and a benefit in excess inventory and fabric purchase commitment charges of $9.9 million related to better than expected sales of inventory that was reserved for in the first fiscal quarter of 2020 due to COVID-19 related disruptions. For the two fiscal quarters ending June 27, 2020, the Company recorded impairments on operating lease assets and other long-lived assets for our underperforming retail stores of $5.0 million, inventory related charges of $23.1 million, adverse inventory and fabric purchase commitments of $18.1 million, intangible asset impairments of $26.5 million, and goodwill impairment of $17.7 million. There could be a further material impact to our consolidated financial statements in future reporting periods if at a future date we determine that these assessments of the magnitude and duration of COVID-19, as well as other factors, were incorrect.
Additional COVID-19 related charges in the second quarter of fiscal 2020 include incremental payroll continuation and employee related costs of $7.3 million, costs associated with additional protective equipment and cleaning supplies of $4.1 million, restructuring costs of $2.3 million, and other COVID-19-related costs of $1.1 million, as well as a payroll tax benefit of $1.8 million.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies. New accounting pronouncements adopted at the beginning of fiscal 2020 are noted below.
Credit Losses (ASU 2016-13)
At the beginning of fiscal 2020, the Company adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

guidance changed how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaced the previous "incurred loss" model with an "expected loss" model, that requires an entity to recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The Company estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. The effect of the adoption of ASU 2016-13 was not material to the Company's consolidated financial statements.
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
Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the second quarter and two quarters ended fiscal 2020 and 2019 were as follows:

	Fiscal quarter ended June 27, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$151,744	$15,541	$167,285
Direct-to-consumer	316,016	—	31,584	347,600
	$316,016	$151,744	$47,125	$514,885

Royalty income	$1,252	$1,508	$828	$3,588

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Two fiscal quarters ended June 27, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$403,874	$54,272	$458,146
Direct-to-consumer	636,733	—	74,478	711,211
	$636,733	$403,874	$128,750	$1,169,357

Royalty income	$3,746	$5,590	$1,590	$10,926

	Fiscal quarter ended June 29, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$229,091	$24,742	$253,833
Direct-to-consumer	423,128	—	57,423	480,551
	$423,128	$229,091	$82,165	$734,384

Royalty income	$4,452	$4,162	$1,021	$9,635

	Two fiscal quarters ended June 29, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$504,458	$65,530	$569,988
Direct-to-consumer	800,182	—	105,272	905,454
	$800,182	$504,458	$170,802	$1,475,442

Royalty income	$6,443	$10,012	$1,724	$18,179

Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	June 27, 2020	December 28, 2019	June 29, 2019
Trade receivables from wholesale customers, net(*)	$159,043	$239,059	$156,256
Royalties receivable	5,371	6,982	8,469
Tenant allowances and other receivables	15,188	16,247	12,273
Total gross receivables	$179,602	$262,288	$176,998
Less:
Wholesale accounts receivable reserves	(14,024)	(11,283)	(8,822)
Accounts receivable, net(*)	$165,578	$251,005	$168,176

(*)
The Company reclassified $1.7 million and $1.6 million of customer support related items from Wholesale accounts receivable reserves into Trade receivables from wholesale customers, net for the periods ended December 28, 2019 and June 29, 2019, respectively.

Contract Assets and Liabilities
The Company's contract assets are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	June 27, 2020	December 28, 2019	June 29, 2019
Contract liabilities - current:
Unredeemed gift cards	$15,667	$17,563	$13,804
Unredeemed customer loyalty rewards	4,664	5,615	5,610
Carter's credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$21,045	$23,892	$20,128

(1)
Carter's credit card - upfront bonus - the Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.

(2)	Included with Other current liabilities on the Company's consolidated balance sheets.
NOTE 4 - LEASES
We have operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company's leases generally have initial terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of June 27, 2020, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statements of cash flows.
As a result of the COVID-19 pandemic, the Company suspended rent payments under the leases for our temporarily closed stores in North America. The Company has continued to recognize expense and has established an accrual for the fixed rent payments that were not made. As of June 27, 2020, the Company accrued $35.8 million in fixed rent payments. The accrued rent was included within accounts payable on the Company's consolidated balance sheets. The Company has resumed making the required rent payments under the leases for the stores that reopened as of the end of the fiscal quarter.
In the second quarter and first two quarters of fiscal 2020, the Company recorded operating lease asset impairment charges totaling $3.2 million and $4.7 million, respectively related to underperforming stores primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption and other facility and office closures. See Note 11, Fair Value Measurements, for further details on the fair value calculations for operating lease assets for the retail stores.
The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations for the second quarter and first two quarters of fiscal 2020 and 2019:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$45,527	$44,688	$91,950	$87,907
Variable lease cost (*)	19,219	14,753	35,504	31,201
Net lease cost	$64,746	$59,441	$127,454	$119,108

(*)	Includes short-term leases, which are immaterial, and operating lease asset impairment charges
Supplemental balance sheet information related to leases was as follows:

	Fiscal quarter ended
	June 27, 2020	June 29, 2019
Weighted average remaining operating lease term (years)	5.7	6.2
Weighted average discount rate for operating leases	3.95%	4.45%

Cash paid for amounts included in the measurement of operating lease liabilities in the second quarter and first two quarters of fiscal 2020 was $47.6 million and $97.8 million, respectively. The total cash paid reflects the contractual amounts due to be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

paid in cash. For the fiscal quarter ended June 27, 2020, the Company deferred cash payments of $35.8 million of these amounts, which are included in the statement of cash flows as part of the change in Accounts payable and other liabilities.
Cash paid for amounts included in the measurement of operating lease liabilities in the second quarter and two quarters of fiscal 2019 was $47.9 million and $95.2 million, respectively.
Non-cash transactions to recognize operating assets and liabilities for the second quarter and first two quarters of fiscal 2020 were $15.8 million and $45.2 million, respectively. Non-cash transactions to recognize operating assets and liabilities for the second quarter and first two quarters of fiscal 2019 were $34.4 million and $54.4 million, respectively.
As of June 27, 2020, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2020	$96,877
2021	183,977
2022	157,716
2023	130,122
2024	105,001
After 2024	203,133
Total lease payments	$876,826
Less: Interest	(93,098)
Present value of lease liabilities(*)	$783,728

(*)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

As of June 27, 2020, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, are $12.6 million. These operating leases will commence between fiscal year 2020 and fiscal year 2023 with lease terms of 6 years to 10 years.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	June 27, 2020	December 28, 2019	June 29, 2019
Cumulative foreign currency translation adjustments	$(35,933)	$(26,522)	$(27,186)
Pension and post-retirement obligations(*)	(9,112)	(9,112)	(9,375)
Total accumulated other comprehensive loss	$(45,045)	$(35,634)	$(36,561)

(*)	Net of income taxes of $2.8 million, $2.8 million, and $2.9 million for the period ended June 27, 2020, December 28, 2019, and June 29, 2019, respectively.
During the first two quarters of both fiscal 2020 and fiscal 2019, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 29, 2018	$83,934	$74,454	$68,713	$227,101
Foreign currency impact	—	—	1,759	1,759
Balance at June 29, 2019	$83,934	$74,454	$70,472	$228,860

Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(*)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	(2,711)	(2,711)
Balance at June 27, 2020	$83,934	$74,454	$50,185	$208,573

(*)
In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.

A summary of the carrying value of the Company's intangible assets were as follows:

		June 27, 2020			December 28, 2019
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000	85,500	—	85,500
Skip Hop tradename(2)	Indefinite	15,000	—	15,000	26,000	—	26,000
Finite-life tradenames	5-20 years	3,911	1,127	2,784	3,911	1,002	2,909
Total tradenames, net		$309,144	$1,127	$308,017	$335,644	$1,002	$334,642

Skip Hop customer relationships	15 years	$47,300	$10,245	$37,055	$47,300	$8,657	$38,643
Carter's Mexico customer relationships	10 years	2,814	919	1,895	3,258	775	2,483
Total customer relationships, net		$50,114	$11,164	$38,950	$50,558	$9,432	$41,126

(1)
In the first quarter of fiscal 2020, a charge of $13.6 million, $1.6 million, and $0.3 million was recorded on our indefinite-lived OshKosh tradename asset in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset.

(2)
In the first quarter of fiscal 2020, a charge of $6.8 million, $3.7 million, and $0.5 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. Fiscal 2019 includes a tradename impairment charge of $30.8 million on our indefinite-lived Skip Hop tradename asset.

		June 29, 2019
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Skip Hop tradename	Indefinite	56,800	—	56,800
Finite-life tradenames	5-20 years	3,911	877	3,034
Total tradenames, net		$366,444	$877	$365,567

Skip Hop customer relationships	15 years	$47,300	$7,068	$40,232
Carter's Mexico customer relationships	10 years	3,209	616	2,593
Total customer relationships, net		$50,509	$7,684	$42,825

The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Due to the decrease in the Company's market capitalization, lower than

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19, the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and on the value of the Company's indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B'Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, "Intangibles--Goodwill and Other" ("ASC 350") and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach"). As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit during the first quarter of fiscal 2020 included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter's, and Carter's Mexico goodwill, respectively.
The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset during the first quarter of fiscal 2020 included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company's indefinite-lived OshKosh and Skip Hop tradename assets after the impairment charges and as of June 27, 2020 were $70.0 million and $15.0 million, respectively.
There were no impairments of goodwill or indefinite-lived or indefinite-lived intangible assets during the second quarter of fiscal 2020. Although the Company determined that no further impairment exists for the Company's other goodwill or indefinite-lived or definite-lived intangible assets, these assets could be at risk for impairment should global economic conditions continue to deteriorate as a result of COVID-19.
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both second fiscal quarters ended June 27, 2020 and June 29, 2019. Amortization expense was approximately $1.9 million for each of the first two quarters of fiscal 2020 and for the first two quarters of fiscal 2019.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2021	$3,694
2022	$3,694
2023	$3,652
2024	$3,622
2025	$3,622

NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The total aggregate remaining capacity under outstanding repurchase authorizations as of June 27, 2020 was approximately $650.4 million, based on settled repurchase transactions. The authorizations have no expiration date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Number of shares repurchased	—	545,620	474,684	1,005,877
Aggregate cost of shares repurchased (dollars in thousands)	$—	$52,477	$45,255	$92,443
Average price per share	$—	$96.18	$95.34	$91.90

On March 26, 2020, the Company announced, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program. The timing and amount of any future repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Dividends
In the first fiscal quarter ended March 28, 2020, the Company declared and paid cash dividends per share of $0.60. On May 1, 2020, in connection with the COVID-19 pandemic, the Company suspended its quarterly cash dividend. As a result, the Company did not declare or pay cash dividends in the second fiscal quarter ended June 27, 2020. The Board of Directors will evaluate future dividend declarations based on a number of factors, including business conditions, the Company's financial performance, and other considerations. In the second fiscal quarter and two fiscal quarters ended June 29, 2019, the Company declared and paid cash dividends per share of $0.50 and $1.00, respectively.
Provisions in the Company's secured revolving credit facility have the effect of restricting the Company's ability to pay cash dividends on, or make future repurchases of, its common stock through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021, and could have the effect of restricting the Company's ability to do so thereafter, as described in the Company's Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019, and in Note 8, Long-Term Debt.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	June 27, 2020	December 28, 2019	June 29, 2019
5.500% Senior Notes due 2025	$500,000	$—	$—
5.625% Senior Notes due 2027	500,000	500,000	500,000
Senior notes at amounts repayable	$1,000,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(11,351)	(5,328)	(5,623)
Senior notes, net	$988,649	$494,672	$494,377
Secured revolving credit facility	244,000	100,000	110,000
Total long-term debt, net	$1,232,649	$594,672	$604,377

Secured Revolving Credit Facility
To improve the Company's cash position in light of the uncertainty and disruption related to COVID-19, the Company drew $639.0 million under its secured revolving credit facility in the month of March 2020, and in May 2020 repaid a portion of the outstanding borrowings with the net proceeds of a new $500 million senior notes offering, as discussed below, and cash on hand. As of June 27, 2020, the Company had $244.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of June 27, 2020, approximately $501.0 million was available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheets because of the contractual repayment terms under the credit facility.
On May 4, 2020, the Company, through its wholly owned subsidiary, The William Carter Company ("TWCC"), entered into Amendment No.2 ("Amendment") to its fourth amended and restated credit agreement. This Amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021 and the ability to raise additional unsecured financing, at the Company’s discretion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Among other things, the Amendment provides that the Consolidated Fixed Charge Coverage Ratio and Lease Adjusted Leverage Ratio covenants, in each case, as defined in the Amendment, are waived during the period from and including the second fiscal quarter of 2020 through and including the fourth fiscal quarter of 2020. Thereafter, the Lease Adjusted Leverage Ratio is set at 5.50:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021, gradually steps down to 4.00:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition (as defined in the Amendment), thereafter. The Consolidated Fixed Charge Coverage Ratio is set at 1.25:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021 and, gradually steps back up to 1.85:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition, thereafter.
In addition, the Amendment provides that during the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021, the Company must maintain a minimum liquidity (defined as cash-on-hand plus availability under its secured revolving credit facility) on the last day of each fiscal month of at least $700 million. Also, during this period, the availability of certain exceptions to the lien, investment, indebtedness, and restricted payment negative covenants (including those related to dividend payments and share repurchases) are limited or removed, and any incremental credit extensions and the possibility of a collateral and covenant release periods are suspended.
Additionally, the Amendment provides that, among other things during the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third quarter of fiscal 2021, interest rate margins applicable to the secured revolving credit facility will increase to 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). The Amendment also provides for a commitment fee initially equal to 0.35% per annum and ranging from 0.15% per annum to 0.40% per annum, based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.
Approximately $1.2 million, including both bank fees and other third party expenses, has been capitalized in connection with the amendment and is being amortized over the remaining term of the secured revolving credit facility.
The interest rate margins applicable to our secured revolving credit facility as of June 27, 2020 were 2.125% for LIBOR rate loans and 1.125% for base rate loans.
As of June 27, 2020, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.13%. There were no foreign currency borrowings outstanding on June 27, 2020.
As of June 27, 2020, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
On May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, all of which were outstanding as of June 27, 2020. TWCC received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which TWCC used to repay borrowings outstanding under the Company's secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Additionally, as of June 27, 2020, the Company had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock options	$585	$895	$1,468	$2,242
Restricted stock:
Time-based awards	2,360	2,198	5,349	4,746
Performance-based awards	—	940	(1,927)	1,658
Stock awards	1,595	1,161	1,595	1,161
Total	$4,540	$5,194	$6,485	$9,807

The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of fiscal 2020, the achievement of performance target estimates was revised resulting in a $2.8 million reversal of previously recognized stock-based compensation expense.
NOTE 10 – INCOME TAXES
As of June 27, 2020, the Company had gross unrecognized income tax benefits of approximately $13.9 million, of which $11.9 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at June 27, 2020 is approximately $2.1 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2020 or fiscal 2021 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the second fiscal quarter ended June 27, 2020 and June 29, 2019, interest expense on uncertain tax positions was not material. During each of the first two quarters of fiscal 2020 and fiscal 2019, interest expense recorded on uncertain tax positions was $0.5 million. The Company had approximately $2.8 million, $2.3 million, and $2.4 million of interest accrued on uncertain tax positions as of June 27, 2020, December 28, 2019, and June 29, 2019, respectively.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, ("CARES Act") was signed into law. This law includes several taxpayer favorable provisions that may impact the Company, including an employee retention credit, relaxed interest expense limitations, a carryback of net operating losses, accelerated depreciation on certain store build out costs, and the deferral of employer FICA taxes. It is likely that this act will reduce the Company’s cash requirement for taxes over the balance of fiscal 2020.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $16.4 million, $19.7 million, and $17.3 million at June 27, 2020, December 28, 2019, and June 29, 2019, respectively. These investments are classified as Level 1 within the fair value hierarchy. Gains on the investments in marketable securities were $1.1 million for the second fiscal quarter ended June 27, 2020. Gains on the investments in marketable securities were not material for the second fiscal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

quarter ended June 29, 2019. Losses on the investments in marketable securities were $1.9 million for the two fiscal quarters ended June 27, 2020. Gains on the investments in marketable securities were $1.7 million for the two fiscal quarters ended June 29, 2019. These amounts are included in Other expense (income), net on the Company's consolidated statement of operations.
Borrowings
As of June 27, 2020, the fair value of the Company's $244.0 million in outstanding borrowings under its secured revolving credit facility approximated the carrying value.
The fair value of the Company's senior notes at June 27, 2020 was approximately $1.04 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Impairment of long-lived tangible assets
Long lived assets, which for us primarily consist of operating lease assets and store assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of cash flows of other groups of assets, which for our retail stores, is at the store level. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in Selling, general and administrative expenses on the Company's consolidated statements of operations. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rates, and economic conditions that can be difficult to predict. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
The impact of the COVID-19 pandemic resulted in a qualitative indication of impairment related to our store long-lived assets. During the second quarter and first two quarters of fiscal 2020, the Company recorded impairment charges of operating lease assets and other long-lived assets for our underperforming retail stores of $3.7 million and $5.0 million, respectively. The impairment charges were recorded in Selling, general and administrative expenses on the Company's consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Due to the decrease in the Company's market capitalization, lower than expected actual sales, and lower projected sales and profitability due to the impacts from the outbreak of COVID-19, the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments on goodwill ascribed to the Other International reporting unit and on the value of the Company's indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B'Gosh, Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
Based on these assessments, a goodwill impairment charge of $17.7 million was recorded during the first quarter of fiscal 2020 to our Other International reporting unit in the International segment and charges of $15.5 million and $11.0 million were recorded on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset during the first quarter of fiscal 2020 included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset during the first quarter of fiscal 2020 included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company's indefinite-lived OshKosh and Skip Hop tradename asset after the impairment charge and as of June 27, 2020 were $70.0 million and $15.0 million, respectively. See Note 6, Goodwill and Intangibles, for further details on the impairment charges and valuation methodologies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	43,162,571	44,706,307	43,259,103	44,888,552
Dilutive effect of equity awards(*)	147,480	332,070	—	310,479
Diluted number of common and common equivalent shares outstanding	43,310,051	45,038,377	43,259,103	45,199,031

Basic net income (loss) per common share (in thousands, except per share data):
Net income (loss)	$8,156	$43,937	$(70,538)	$78,403
Income allocated to participating securities	(86)	(396)	(252)	(685)
Net income (loss) available to common shareholders	$8,070	$43,541	$(70,790)	$77,718

Basic net income (loss) per common share	$0.19	$0.97	$(1.64)	$1.73

Diluted net income (loss) per common share (in thousands, except per share data):
Net income (loss)	$8,156	$43,937	$(70,538)	$78,403
Income allocated to participating securities	(86)	(395)	(252)	(683)
Net income (loss) available to common shareholders	$8,070	$43,542	$(70,790)	$77,720

Diluted net income (loss) per common share	$0.19	$0.97	$(1.64)	$1.72

Anti-dilutive awards excluded from diluted earnings per share computation	957,041	311,300	559,470	513,742

(*)
For the two fiscal quarters ended June 27, 2020, there were 230,286 potentially dilutive equity awards that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.

NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	June 27, 2020	December 28, 2019	June 29, 2019
Income taxes payable	$2,389	$23,269	$7,600

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
The Company also has minimum inventory purchase commitments, including fabric commitments, with our suppliers which secure a portion of our material needs for future seasons. In light of the COVID-19 pandemic, some of our orders may be canceled. For the second fiscal quarter ended June 27, 2020, the Company reserved $18.8 million for adverse inventory and fabric purchase commitments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 – SEGMENT INFORMATION
The tables below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	June 27, 2020	% of total net sales	June 29, 2019	% of total net sales	June 27, 2020	% of Total Net Sales	June 29, 2019	% of Total Net Sales
Net sales:
U.S. Retail	$316,016	61.4%	$423,128	57.6%	$636,733	54.5%	$800,182	54.2%
U.S. Wholesale	151,744	29.5%	229,091	31.2%	403,874	34.5%	504,458	34.2%
International	47,125	9.1%	82,165	11.2%	128,750	11.0%	170,802	11.6%
Total net sales	$514,885	100.0%	$734,384	100.0%	$1,169,357	100.0%	$1,475,442	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail	$23,720	7.5%	$51,146	12.1%	$(8,656)	(1.4)%	$75,095	9.4%
U.S. Wholesale	21,192	14.0%	35,335	15.4%	23,423	5.8%	90,791	18.0%
International	(5,514)	(11.7)%	4,257	5.2%	(33,219)	(25.8)%	9,216	5.4%
Corporate expenses(*)	(18,444)	(3.6)%	(26,262)	(3.6)%	(39,072)	(3.3)%	(49,867)	(3.4)%
Total operating income (loss)	$20,954	4.1%	$64,476	8.8%	$(57,524)	(4.9)%	$125,235	8.5%

(*)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees. Two fiscal quarters ended June 27, 2020 and June 29, 2019 each include $1.6 million in charges related to organizational restructuring.

(dollars in millions)	Fiscal quarter ended June 27, 2020			Two fiscal quarters ended June 27, 2020
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring	$1.6	$0.7	$1.1	$3.0	$1.3	$1.4
Goodwill impairment	—	—	—	—	—	17.7
Skip Hop tradename impairment charge	—	—	—	0.5	6.8	3.7
OshKosh tradename impairment charge	—	—	—	13.6	1.6	0.3
Incremental costs associated with COVID-19 pandemic	4.4	6.9	1.7	6.6	7.1	2.0
Retail store operating leases and other long-lived asset impairments	3.7	—	—	5.0	—	—
Total charges	$9.7	$7.6	$2.9	$28.7	$16.8	$25.2

(dollars in millions)	Fiscal quarter ended June 29, 2019			Two fiscal quarters ended June 29, 2019
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Benefit related to sale of inventory previously reserved in China	$—	$—	$—	$—	$—	$(2.1)
Reversal of store restructuring costs previously recorded during the third quarter of fiscal 2017	(0.7)	—	—	(0.7)	—	—
Total charges	$(0.7)	$—	$—	$(0.7)	$—	$(2.1)

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

	Fiscal quarter ended	Two fiscal quarters ended
(dollars in thousands)	June 27, 2020	June 27, 2020
Severance and other termination benefits	$1,207	$4,096
Lease exit costs	1,233	1,664
Relocation and recruiting	1,019	1,502
Other closure costs	7	93
Total	$3,466	$7,355

As of June 27, 2020, there was approximately $1.5 million in reserves primarily related to severance and other termination benefits expected to be paid out by the end of the year included in other current liabilities in the Company's consolidated balance sheets. In fiscal 2020, the Company expects to incur additional restructuring-related charges of approximately $1.0 million to $2.0 million in additional costs in fiscal 2020, primarily related to severance, lease exit costs, accelerated depreciation, and relocation and recruiting costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2020 or any other future period, assessment of our performance and financial position, drivers of our sales and earnings growth, and the effects of the COVID-19 pandemic. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described in our most recently filed Annual Report on Form 10-K, in Part I. under the heading "Item 1A -- Risk Factors", in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, in Part II. under the heading "Item 1A -- Risk Factors" and in other reports filed with the Securities and Exchange Commission from time to time.
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
Our mission is to serve the needs of all families with young children, with a vision to be the world's favorite brands in young children's apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children's apparel and accessories market and focus on delivering products that satisfy our consumers' needs. As of June 27, 2020, the Company operated 1,099 retail stores in North America. In March 2020, for the safety of our customers and employees, we temporarily suspended retail store operations in North America. We began reopening retail store locations in North America in May 2020, and as of June 27, 2020, we have reopened 1,026 stores out of 1,099 stores in North America, with plans for the remaining stores to reopen in the third quarter, subject to safety considerations resulting from the progression of the novel coronavirus ("COVID-19") and related laws and regulations put in place by state and local governments.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments
In December 2019, an outbreak of COVID-19 began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared a national emergency. Federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and young children’s clothing and accessories.
The COVID-19 pandemic has had, and will likely continue to have, significant adverse effects on our business, financial condition, and results of operations as described in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 in Part I. under the heading "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations --Recent Developments", which discussion is incorporated by reference herein. Developments during the second quarter of fiscal 2020 include:

•
As of June 27, 2020, we have reopened 1,026 stores out of 1,099 stores in North America, with plans for the remaining stores to reopen in the third quarter, subject to safety considerations resulting from the progression of COVID-19 and related laws and regulations put in place by state and local governments.

•
On May 11, 2020, the Company, through its wholly-owned subsidiary The William Carter Company ("TWCC"), completed the sale of $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum. During the second quarter of fiscal 2020, net proceeds from this offering, along with cash on hand, were used to repay $500 million of borrowings under its secured revolving credit facility. As of June 27, 2020, the Company had $244.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of June 27, 2020, the Company had approximately $1.00 billion cash on hand and $501.0 million available for future borrowing under its secured revolving credit facility.

Second Fiscal Quarter 2020 Financial Highlights

•	Consolidated net sales decreased $219.5 million, or 29.9%, to $514.9 million in the second quarter of fiscal 2020.

◦
The COVID-19 pandemic and subsequent closure of our retail stores, particularly during the months of April and May, as well as decreased sales to certain of our wholesale customers, negatively affected our financial results for the second quarter of fiscal 2020.

◦
Our eCommerce channel delivered strong growth in the second quarter of fiscal 2020, reflecting higher online demand primarily driven by COVID-19 disruptions, enhanced marketing efforts, the relaunch of our U.S. Retail websites in the second-half of fiscal 2019, and the launch of our website in Mexico in late fiscal 2019.

•
Gross profit decreased $87.5 million, or 27.1%, to $235.5 million in the second quarter of fiscal 2020. Gross margin increased 170 basis points ("bps") to 45.7% in the second quarter of fiscal 2020 primarily due to an increase in average selling prices and better than expected sales of inventory that was reserved in the first quarter of fiscal 2020 due to COVID-19 related disruptions.

•
Selling, general and administrative ("SG&A") expenses as a percentage of total net sales ("SG&A rate") increased 590 bps to 42.4% for the second quarter of fiscal 2020. The increase in the SG&A rate was primarily due to decreased consolidated net sales as a result of business disruptions related to COVID-19, the incremental COVID-19 related charges as discussed below, increased eCommerce costs due to an increase in eCommerce demand, impairment charges on operating lease assets, and organizational restructuring charges, all partially offset by decreased retail store expenses as a result of store closures, decreased distribution and freight costs as a result of fewer units shipped to retail stores, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, reductions in performance-based compensation, and reductions in other discretionary spending.

•
COVID-19 related charges in the second quarter of fiscal 2020 included incremental payroll continuation and employee related costs of $7.3 million, costs associated with additional protective equipment and cleaning supplies of $4.1 million, restructuring costs of $2.3 million, and other COVID-19-related costs of $1.1 million, as well as a payroll tax benefit of $1.8 million.

•	Operating income decreased $43.5 million, or 67.5%, to $21.0 million in the second quarter of fiscal 2020, primarily due to the COVID-19 factors discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Net income decreased $35.8 million, or 81.4%, to $8.2 million in the second quarter of fiscal 2020, primarily due to impacts of COVID-19, the factors discussed above, and an increase in interest expense as a result of increased borrowings, partially offset by growth in our eCommerce business and lower income taxes.

•	Diluted net income per common share decreased 80.7% to $0.19 in the second quarter of fiscal 2020.
RESULTS OF OPERATIONS
SECOND FISCAL QUARTER ENDED JUNE 27, 2020 COMPARED TO SECOND FISCAL QUARTER ENDED JUNE 29, 2019
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	June 27, 2020	June 29, 2019	$ Change	% / bps Change
Consolidated net sales	$514,885	$734,384	$(219,499)	(29.9)%
Cost of goods sold	284,073	410,390	(126,317)	(30.8)%
Adverse purchase commitments (inventory, raw materials)	(4,703)	998	(5,701)	nm
Gross profit	235,515	322,996	(87,481)	(27.1)%
Gross profit as % of consolidated net sales	45.7%	44.0%		170 bps
Royalty income, net	3,588	9,635	(6,047)	(62.8)%
Royalty income as % of consolidated net sales	0.7%	1.3%		(60) bps
Selling, general, and administrative expenses	218,149	268,155	(50,006)	(18.6)%
SG&A expenses as % of consolidated net sales	42.4%	36.5%		590 bps
Operating income	20,954	64,476	(43,522)	(67.5)%
Operating income as % of consolidated net sales	4.1%	8.8%		(470) bps
Interest expense	15,312	9,072	6,240	68.8%
Interest income	(423)	(509)	86	(16.9)%
Other expense, net	587	202	385	190.6%
Income before income taxes	5,478	55,711	(50,233)	(90.2)%
(Benefit) provision for income taxes	(2,678)	11,774	(14,452)	(122.7)%
Effective tax rate(*)	(48.9)%	21.1%		nm
Net income	$8,156	$43,937	$(35,781)	(81.4)%

Basic net income per common share	$0.19	$0.97	$(0.78)	(80.1)%
Diluted net income per common share	$0.19	$0.97	$(0.78)	(80.7)%
Dividend declared and paid per common share	$—	$0.50	$(0.50)	(100.0)%

(*)	Effective tax rate is calculated by dividing the (benefit) provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding.
Consolidated Net Sales
Consolidated net sales decreased $219.5 million, or 29.9%, to $514.9 million in the second quarter of fiscal 2020. This decrease primarily reflected the closure of our retail stores in the second quarter of fiscal 2020, particularly during the months of April and May, and decreased sales to our wholesale customers as a result of disruptions related to COVID-19, partially offset by an increase in net sales through our eCommerce channel. Changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019, had an unfavorable effect on our consolidated net sales of approximately $2.0 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $87.5 million, or 27.1%, to $235.5 million in the second quarter of fiscal 2020. Consolidated gross margin increased 170 bps to 45.7% in the second quarter of fiscal 2020.
Gross profit is calculated as consolidated net sales less cost of goods sold, and gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold include expenses related to the merchandising, design, and procurement of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in SG&A. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Accordingly, our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
The decrease in consolidated gross profit was primarily due to decreased consolidated net sales across our businesses. The increase in gross margin was primarily due to an increase in average selling prices and better than expected sales of inventory that was reserved in the first quarter of fiscal 2020 due to COVID-19 related disruptions.
Royalty Income
Royalty income decreased $6.0 million, or 62.8%, to $3.6 million in the second quarter of fiscal 2020, primarily as a result of decreased licensee sales volume due to business disruptions related to COVID-19.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $50.0 million, or 18.6%, to $218.1 million in the second quarter of fiscal 2020 and increased as a percentage of consolidated net sales by approximately 590 bps to 42.4%. This increase was primarily driven by decreased consolidated net sales as a result of business disruptions related to COVID-19, incremental COVID-19 related charges, increased eCommerce costs due to an increase in eCommerce demand, impairment charges on operating lease assets, and organizational restructuring charges, all partially offset by decreased retail store expenses as a result of store closures, decreased distribution and freight costs as a result of fewer units shipped to retail stores, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, reductions in performance-based compensation and reductions in other discretionary spending.
Operating Income
Consolidated operating income decreased $43.5 million, or 67.5%, to $21.0 million in the second quarter of fiscal 2020 and decreased as a percentage of net sales by approximately 470 bps to 4.1% in the second quarter of fiscal 2020, primarily due to the factors discussed above.
Interest Expense
Interest expense increased $6.2 million, or 68.8%, to $15.3 million in the second quarter of fiscal 2020. Weighted-average borrowings for the second quarter of fiscal 2020 were $1.26 billion at an effective interest rate of 4.76%, compared to weighted-average borrowings for the second quarter of fiscal 2019 of $608.8 million at an effective interest rate of 5.78%.
The increase in weighted-average borrowings during the second quarter of fiscal 2020 was attributable to the issuance of $500 million in principal amount of senior notes due 2025 in May 2020, as well as to increased borrowings under our secured revolving credit facility to strengthen our cash position. The decrease in the effective interest rate for the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 was primarily due to lower LIBOR rates and increased variable-rate borrowings under our secured revolving credit facility in April and May 2020.
Other Expense, Net
Other expense, net was $0.6 million in the second quarter of fiscal 2020 compared to $0.2 million in the second quarter of fiscal 2019.
Income Taxes
Our consolidated income tax provision decreased $14.5 million, or 122.7%, to a $(2.7) million benefit in the second quarter of fiscal 2020. Our effective tax rate was (48.9)% in the second quarter of fiscal 2020 compared to 21.1% in the second quarter of fiscal 2019.
The change in effective tax rate primarily reflects a year-to-date adjustment in forecasted earnings in the United States at the end of the second quarter of fiscal 2020 that was greater than what was expected at the first quarter of fiscal 2020. We expect a tax rate for the remainder of the year to be approximately 21%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income
Our consolidated net income decreased $35.8 million, or 81.4%, to $8.2 million in the second quarter of fiscal 2020. This decrease was due to the factors previously discussed.
Results by Segment - Second Quarter of Fiscal 2020 compared to Second Quarter of Fiscal 2019
The following table summarizes net sales and operating income, by segment, for the second fiscal quarter ended June 27, 2020 and June 29, 2019:

	Fiscal quarter ended
(dollars in thousands)	June 27, 2020	% of consolidated net sales	June 29, 2019	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$316,016	61.4%	$423,128	57.6%	$(107,112)	(25.3)%
U.S. Wholesale	151,744	29.5%	229,091	31.2%	(77,347)	(33.8)%
International	47,125	9.1%	82,165	11.2%	(35,040)	(42.6)%
Consolidated net sales	$514,885	100.0%	$734,384	100.0%	$(219,499)	(29.9)%

Operating (loss) income:		% of segment net sales		% of segment net sales
U.S. Retail	$23,720	7.5%	$51,146	12.1%	$(27,426)	(53.6)%
U.S. Wholesale	21,192	14.0%	35,335	15.4%	(14,143)	(40.0)%
International	(5,514)	(11.7)%	4,257	5.2%	(9,771)	(229.5)%
Unallocated corporate expenses	(18,444)	(3.6)%	(26,262)	(3.6)%	7,818	29.8%
Consolidated operating income	$20,954	4.1%	$64,476	8.8%	$(43,522)	(67.5)%
Comparable Sales Metrics
As a result of the significant store closures in April and May 2020 in response to COVID-19, we have not included a discussion of the second quarter of fiscal 2020 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales decreased $107.1 million, or 25.3%, to $316.0 million in the second quarter of fiscal 2020. The decrease in net sales was primarily driven by temporary closure of all of our retail stores in the United States in response to COVID-19, partially offset by an increase in eCommerce sales. As of June 27, 2020, we have reopened 832 stores, with plans for the remaining stores to reopen in the third quarter, subject to safety considerations resulting from the progression of COVID-19 and related laws and regulations put in place by state and local governments. As of June 27, 2020, we operated 860 retail stores in the U.S. compared to 862 as of December 28, 2019.
U.S. Retail segment operating income decreased $27.4 million, or 53.6%, to $23.7 million in the second quarter of fiscal 2020. Operating margin decreased 460 bps to 7.5% in the second quarter of fiscal 2020. The primary drivers of the decrease in operating margin were a 70 bps decrease in royalty income, and a 390 bps increase in SG&A rate. Gross margin remained consistent as increases in average selling prices were offset by an increase in inventory provisions and inventory-related handling costs. The decrease in royalty income was primarily due to decreased licensee sales volumes due to business disruptions related to COVID-19. The increase in the SG&A rate was primarily due to increased eCommerce costs due to an increase in eCommerce demand, incremental COVID-19 related charges, impairment charges on operating lease assets, and organizational restructuring charges, partially offset by decreased retail store expenses as a result of store closures, decreased distribution and freight costs as a result of fewer units shipped to retail stores, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, and reductions in performance-based compensation.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $77.3 million, or 33.8%, to $151.7 million in the second quarter of fiscal 2020 primarily due to decreased sales to certain of our wholesale customers as a result of disruptions related to COVID-19, partially offset by an increase in net sales of our exclusive Carter's brands.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

U.S. Wholesale segment operating income decreased $14.1 million, or 40.0%, to $21.2 million in the second quarter of fiscal 2020. Operating margin decreased 140 bps to 14.0% in the second quarter of fiscal 2020. The primary drivers of the decrease in operating margin were a 580 bps increase in gross margin, an 80 bps decrease in royalty income, and a 640 bps increase in the SG&A rate. The increase in gross margin was primarily due to an increase in average selling price per unit and better than expected sales of inventory that was reserved in the first quarter of fiscal 2020 due to COVID-19 related disruptions, partially offset by unfavorable customer mix. The decrease in royalty income was primarily a result of our customers' business disruptions and temporary store closures related to COVID-19. The increase in the SG&A rate was primarily due to incremental COVID-19 related charges, deleverage of fixed distribution costs, and increased investments in technology initiatives, partially offset by decreased marketing costs due to a reduction in spend and decreased selling expenses as a result of fewer units sold.
International
International segment net sales decreased $35.0 million, or 42.6%, to $47.1 million in the second quarter of fiscal 2020. Changes in foreign currency exchange rates used for translation had a $2.0 million unfavorable effect on International segment net sales in the second quarter of fiscal 2020. The decrease in net sales is primarily due to a decrease in retail store sales in Canada and Mexico driven by temporary store closures in response to COVID-19 and decreased wholesale shipments to our international partners as a result of COVID-19, partially offset by growth in Canadian eCommerce and the addition of our Mexico eCommerce in late fiscal 2019.
As of June 27, 2020, we have reopened 177 stores and 17 stores in Canada and Mexico respectively, with plans for the remaining stores to reopen in the third quarter, subject to safety considerations resulting from the progression of COVID-19 and related laws and regulations put in place by state and local governments. As of June 27, 2020, we operated 196 and 43 retail stores in Canada and Mexico respectively, compared to 201 and 46 as of December 28, 2019.
International segment operating income decreased $9.8 million, or 229.5%, to a $(5.5) million operating loss in the second quarter of fiscal 2020. Operating margin decreased 1,690 bps to (11.7)% in the second quarter of fiscal 2020. The decrease in the operating margin was primarily attributable to a 630 bps decrease in gross margin and a 1,110 bps increase in the SG&A rate. The decrease in gross margin was primarily due to an increase in inventory provisions related to COVID-19 disruptions. The increase in the SG&A rate was primarily due to lower sales due to reduced demand as a result of COVID-19, incremental COVID-19 related charges, and deleverage of retail store expenses as a result of temporary store closures, partially offset by decreased provisions for bad debt, decreased marketing costs, and decreased freights costs as a result of fewer units sold.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $7.8 million, or 29.8%, to $18.4 million in the second quarter of fiscal 2020. Unallocated corporate expenses, as a percentage of consolidated net sales, remained consistent at 3.6% in the second quarter of fiscal 2020 as decreased consolidated net sales were offset by spending reductions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TWO FISCAL QUARTERS ENDED JUNE 27, 2020 COMPARED TO TWO FISCAL QUARTERS ENDED JUNE 29, 2019
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Two fiscal quarters ended
(dollars in thousands, except per share data)	June 27, 2020	June 29, 2019	$ Change	% / bps Change
Consolidated net sales	$1,169,357	$1,475,442	$(306,085)	(20.7)%
Cost of goods sold	687,445	835,528	(148,083)	(17.7)%
Adverse purchase commitments (inventory, raw materials)	18,134	1,051	17,083	nm
Gross profit	463,778	638,863	(175,085)	(27.4)%
Gross profit as % of consolidated net sales	39.7%	43.3%		(360) bps
Royalty income, net	10,926	18,179	(7,253)	(39.9)%
Royalty income as % of consolidated net sales	0.9%	1.2%		(30) bps
Selling, general, and administrative expenses	487,986	531,807	(43,821)	(8.2)%
SG&A expenses as % of consolidated net sales	41.7%	36.0%		570 bps
Goodwill impairment	17,742	—	17,742	n/a
Intangible asset impairment	26,500	—	26,500	n/a
Operating (loss) income	(57,524)	125,235	(182,759)	(145.9)%
Operating (loss) income as % of consolidated net sales	(4.9)%	8.5%		(1,340) bps
Interest expense	24,176	18,701	5,475	29.3%
Interest income	(887)	(737)	(150)	20.4%
Other expense (income), net	5,405	(9)	5,414	nm
Loss on extinguishment of debt	—	7,823	(7,823)	n/a
(Loss) income before income taxes	(86,218)	99,457	(185,675)	(186.7)%
(Benefit) provision for income taxes	(15,680)	21,054	(36,734)	(174.5)%
Effective tax rate(*)	18.2%	21.2%		(300) bps
Net (loss) income	$(70,538)	$78,403	$(148,941)	(190.0)%

Basic net (loss) income per common share	$(1.64)	$1.73	$(3.37)	(194.8)%
Diluted net (loss) income per common share	$(1.64)	$1.72	$(3.36)	(195.3)%
Dividend declared and paid per common share	$0.60	$1.00	$(0.40)	(40.0)%

(*)	Effective tax rate is calculated by dividing the (benefit) provision for income taxes by (loss) income before income taxes.
Note: Results may not be additive due to rounding.
Consolidated Net Sales
Consolidated net sales decreased $306.1 million, or 20.7%, to $1.17 billion in the first two quarters of fiscal 2020. This decrease primarily reflected the temporary closure of our retail stores, particularly during the months of March, April, and May, and decreased sales to our wholesale customers as a result of disruptions related to COVID-19. Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2020, as compared to the first two quarters of fiscal 2019, had an unfavorable effect on our consolidated net sales of approximately $2.7 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $175.1 million, or 27.4%, to $463.8 million in the first two quarters of fiscal 2020. Consolidated gross margin decreased 360 bps to 39.7% in the first two quarters of fiscal 2020.
The decrease in consolidated gross profit and gross margin was primarily due to lower net sales across our businesses, increased inventory provisions and recognition of other adverse inventory and fabric purchase commitments from disruptions related to COVID-19. The Company recorded incremental inventory related charges of $41.8 million, inclusive of $18.1 million in adverse inventory and fabric purchase commitments in the first two quarters of fiscal 2020, primarily due to disruptions related to COVID-19.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Royalty Income
Royalty income decreased $7.3 million, or 39.9%, to $10.9 million in the first two quarters of fiscal 2020, primarily as a result of decreased licensee sales volume due to business disruptions related to COVID-19. Additionally, in 2019, the Company ended a previous royalty arrangement with Target related to the Genuine Kids by OshKosh brand. The Company now sells the OshKosh brand to Target directly under a wholesale business model.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $43.8 million, or 8.2%, to $488.0 million in the first two quarters of fiscal 2020 and increased as a percentage of consolidated net sales approximately 570 bps to 41.7%. This increase was primarily driven by lower net sales as a result of business disruptions related to COVID-19, incremental COVID-19 related charges, increased eCommerce costs due to an increase in eCommerce demand, impairment charges on operating lease assets, increased bad debt expense, organizational restructuring charges, and increased investments in technology initiatives, all partially offset by decreased performance-based compensation, decreased distribution and freight costs as a result of fewer units shipped to retail stores, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, and reductions in other discretionary spending.
Goodwill Impairment
During the first quarter of fiscal 2020, the Company's market capitalization declined, and actual and projected sales and profitability decreased as a result of disruptions related to COVID-19. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 28, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $17.7 million during the first quarter of fiscal 2020 which was recorded to the Other International reporting unit in the International segment.
Intangible Asset Impairment
In the first quarter of fiscal 2020, the Company recorded non-cash impairment charges of $15.5 million and $11.0 million related to its OshKosh and Skip Hop tradename assets recorded in connection with the acquisition of OshKosh B'Gosh, Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. The impairment reflected lower-than-expected actual sales, and lower projected sales and profitability due to decreased demand as a result of disruptions related to COVID-19.
Operating (Loss) Income
Consolidated operating income decreased $182.8 million, or 145.9%, to a $(57.5) million operating loss in the first two quarters of fiscal 2020 and decreased as a percentage of net sales by approximately 1,340 bps to (4.9)% in the first two quarters of fiscal 2020, primarily due to the factors discussed above.
Interest Expense
Interest expense increased $5.5 million, or 29.3%, to $24.2 million in the first two quarters of fiscal 2020. Weighted-average borrowings for the first two quarters of fiscal 2020 were $946.4 million at an effective interest rate of 5.00%, compared to weighted-average borrowings for the first two quarters of fiscal 2019 of $624.2 million at an effective interest rate of 5.51%.
The increase in weighted-average borrowings during the first two quarters of fiscal 2020 was attributable to the issuance of $500 million in principal amount of senior notes in May 2020, as well as to increased borrowings under our secured revolving credit facility beginning in March to strengthen our cash position. The decrease in the effective interest rate for the first two quarters of fiscal 2020 compared to the first two quarters of fiscal 2019 was primarily due to lower LIBOR rates and increased variable-rate borrowings under our secured revolving credit facility.
Other Expense (Income), Net
Other expense (income), net increased $5.4 million in the first two quarters of fiscal 2020 primarily due to a foreign exchange loss on intercompany loans in the first quarter of fiscal 2020 related to the strengthening of the U.S. dollar.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes
Our consolidated income tax provision decreased $36.7 million, or 174.5%, to a $(15.7) million benefit in the first two quarters of fiscal 2020. Our effective tax rate was 18.2% in the first two quarters of fiscal 2020 compared to 21.2% in the first two quarters of fiscal 2019. The change in effective tax rate primarily reflects a year-to-date adjustment in forecasted earnings in the United States at the end of the second quarter of fiscal 2020 that was greater than what was expected at the first quarter of fiscal 2020, the increase in tax benefits related to the vesting of stock awards in the first two quarters of fiscal 2020, and the impact of goodwill impairments in the first quarter of fiscal 2020 with no corresponding tax benefit.
Net (Loss) Income
Our consolidated net income decreased $148.9 million, or 190.0%, to a $(70.5) million net loss in the first two quarters of fiscal 2020. This decrease was due to the factors previously discussed.
Results by Segment - First Two Quarters of Fiscal 2020 compared to First Two Quarters of Fiscal 2019
The following table summarizes net sales and operating income, by segment, for the first two fiscal quarters ended June 27, 2020 and June 29, 2019:

	Two fiscal quarters ended
(dollars in thousands)	June 27, 2020	% of consolidated net sales	June 29, 2019	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$636,733	54.5%	$800,182	54.2%	$(163,449)	(20.4)%
U.S. Wholesale	403,874	34.5%	504,458	34.2%	(100,584)	(19.9)%
International	128,750	11.0%	170,802	11.6%	(42,052)	(24.6)%
Consolidated net sales	$1,169,357	100.0%	$1,475,442	100.0%	$(306,085)	(20.7)%

Operating (loss) income:		% of segment net sales		% of segment net sales
U.S. Retail	$(8,656)	(1.4)%	$75,095	9.4%	$(83,751)	(111.5)%
U.S. Wholesale	23,423	5.8%	90,791	18.0%	(67,368)	(74.2)%
International	(33,219)	(25.8)%	9,216	5.4%	(42,435)	(460.4)%
Unallocated corporate expenses	(39,072)	(3.3)%	(49,867)	(3.4)%	10,795	21.6%
Consolidated operating (loss) income	$(57,524)	(4.9)%	$125,235	8.5%	$(182,759)	(145.9)%
Comparable Sales Metrics
As a result of the temporary store closures in the first two quarters of fiscal 2020 in response to COVID-19, we have not included a discussion of the first two quarters of fiscal 2020 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales decreased $163.4 million, or 20.4%, to $636.7 million in the first two quarters of fiscal 2020. The decrease in net sales was primarily driven by temporary store closures in response to the COVID-19 pandemic, partially offset by an increase in eCommerce sales.
U.S. Retail segment operating income decreased $83.8 million, or 111.5%, to a $(8.7) million operating loss in the first two quarters of fiscal 2020. Operating margin decreased 1,080 bps to (1.4)% in the first two quarters of fiscal 2020. Operating loss in the first two quarters of fiscal 2020 included intangible asset impairment charges of $13.6 million and $0.5 million related to the OshKosh and Skip Hop tradenames, respectively. The primary drivers of the decrease in operating margin were a 150 bps decrease in gross margin, a 680 bps increase in SG&A rate, and the intangible asset impairment charges. The decrease in gross margin was primarily due to increased excess inventory provisions as a result of COVID-19, partially offset by an increase in average selling prices. The increase in the SG&A rate was primarily due to increased eCommerce costs due to an increase in eCommerce demand, incremental COVID-19 related charges, impairment charges on operating lease assets, deleverage of retail store expenses due to store closures, investments in the U.S. Retail business and technology initiatives, and organizational restructuring, partially offset by decreased distribution and freight costs as a result of fewer units shipped to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

retail stores, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, and reductions in performance-based compensation.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $100.6 million, or 19.9%, to $403.9 million in the first two quarters of fiscal 2020 primarily due to decreased sales to certain of our wholesale customers as a result of disruptions related to COVID-19, partially offset by an increase in net sales in our exclusive Carter's brands and an increase in average selling price per unit.
U.S. Wholesale segment operating income decreased $67.4 million, or 74.2%, to $23.4 million in the first two quarters of fiscal 2020. Operating margin decreased 1,220 bps to 5.8% in the first two quarters of fiscal 2020. Operating income in the first two quarters of fiscal 2020 included intangible asset impairment charges of $6.8 million and $1.6 million related to the Skip Hop and OshKosh tradenames, respectively. The primary drivers of the decrease in operating margin were a 570 bps decrease in gross margin, the intangible asset impairment charges, a 60 bps decrease in royalty income, and a 380 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased inventory provisions and other adverse inventory and fabric purchase commitments from disruptions related to COVID-19, partially offset by an increase in average selling price per unit. The decrease in royalty income was primarily a result of our customers' business disruptions and temporary store closures related to COVID-19 and the initiation of wholesale sales of the OshKosh brand at Target, which replaced a former royalty business model. The increase in the SG&A rate was primarily due to decreased sales due to customers' business disruptions and temporary store closures as a result of COVID-19, incremental COVID-19 related charges, and increased bad debts, partially offset by decreased marketing costs due to a reduction in spend, decreased selling expenses as a result of fewer units sold, and reductions in performance based compensation.
International
International segment net sales decreased $42.1 million, or 24.6%, to $128.8 million in the first two quarters of fiscal 2020. Changes in foreign currency exchange rates used for translation had a $2.7 million unfavorable effect on International segment net sales in the first two quarters of fiscal 2020. The decrease in net sales is primarily due to a decrease in retail store sales in Canada and Mexico driven by temporary store closures in response to COVID-19 and decreased wholesale shipments to our international partners as a result of COVID-19, partially offset by an increase in Mexico wholesale sales, growth in Canadian eCommerce and the addition of our Mexico eCommerce business in late fiscal 2019.
International segment operating income decreased $42.4 million, or 460.4%, to a $(33.2) million operating loss in the first two quarters of fiscal 2020. Operating margin decreased 3,120 bps to (25.8)% in the first two quarters of fiscal 2020. Operating loss in the first two quarters of fiscal 2020 included a $17.7 million goodwill impairment charge recorded to the Other International reporting unit, a $3.7 million intangible asset impairment charge related to the Skip Hop tradename, and a $0.3 million intangible asset impairment charge related to the OshKosh tradename. The decrease in the operating margin was primarily attributable to the goodwill and intangible asset impairment charges, a 750 bps decrease in gross margin, and a 700 bps increase in the SG&A rate. The decrease in gross margin was primarily due to increased excess inventory provisions and other adverse inventory and fabric purchase commitments from disruptions related to COVID-19. The increase in the SG&A rate was primarily due to incremental COVID-19 related charges, deleverage of retail store expenses as a result of temporary store closures, and increased bad debts, partially offset by reductions in performance-based compensation.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $10.8 million, or 21.6%, to $39.1 million in the first two quarters of fiscal 2020. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 10 bps to 3.3% in the first two quarters of fiscal 2020. The decrease as a percentage of consolidated net sales was a result of spending reductions, including decreased performance-based compensation expense, offset by decreased consolidated net sales.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
We expect that our primary sources of liquidity will be cash and cash equivalents on hand along with available borrowing capacity under our secured revolving credit facility. In May 2020, the Company, through its wholly-owned subsidiary TWCC, issued $500 million principal amount of senior notes at par. During the second quarter of fiscal 2020, net proceeds from this issuance, along with cash on hand, were used to pay down $500 million of then outstanding borrowings under our secured revolving credit facility that was drawn down in March 2020 to improve liquidity. The Company has increased its cash on hand by approximately $786 million as of June 27, 2020, compared to December 28, 2019. The Company further believes that cash flow from operations, although affected by reduced sales and net income for the Company, access to additional capital and increased flexibility under financial maintenance covenants, along with planned reductions in costs, inventory commitments,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and capital expenditures, and its suspension of its share repurchase program and quarterly cash dividend, will allow it to manage the anticipated adverse impact of COVID-19 on the Company's business operations for the foreseeable future. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19. We believe that these available and anticipated sources will fund our projected requirements for at least the next twelve months. These sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K, under the heading "Risk Factors" in Part II, Item 1A, in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, and in other reports filed with the Securities and Exchange Commission from time to time.
As of June 27, 2020, the Company had $1.00 billion of cash and cash equivalents in major financial institutions, including $66.7 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
Balance Sheet
Net accounts receivable at June 27, 2020 were $165.6 million compared to $168.2 million at June 29, 2019 and $251.0 million at December 28, 2019. The overall decrease of $2.5 million, or 1.5%, at June 27, 2020 compared to June 29, 2019 was primarily a result of reduced customer demand and an increase in our bad debt reserves as a result of COVID-19 offset by the timing of cash receipts. Due to the seasonal nature of our operations, the net accounts receivable balance at June 27, 2020 is not comparable to the net accounts receivable balance at December 28, 2019.
Inventories at June 27, 2020 were $672.2 million compared to $697.6 million at June 29, 2019 and $594.0 million at December 28, 2019. The decrease of $25.4 million, or 3.6%, at June 27, 2020 compared to June 29, 2019 primarily reflects higher inventory provisions and reduced purchases from disruptions related to COVID-19, partially offset by reduced demand. Due to the seasonal nature of our operations, the inventories balance at June 27, 2020 is not comparable to the inventories balance at December 28, 2019.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the first two quarters of fiscal 2020 was $238.8 million compared to net cash provided by operating activities of $104.5 million in the first two quarters of fiscal 2019. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The increase in operating cash flow for the first two quarters of fiscal 2020 was primarily due to deferrals of retail store lease and other cash payments, partially offset by lower earnings related to COVID-19.
Net Cash Used in Investing Activities
Net cash used in investing activities was $16.7 million for the first two quarters of fiscal 2020 compared to $24.2 million in the first two quarters of fiscal 2019 and is primarily related to capital expenditures related to new store openings, store remodels, distribution center enhancements, and investment in information technology initiatives.
In response to COVID-19, we decreased our total planned fiscal 2020 investment in capital expenditures from approximately $75 million to approximately $45 million. The $45 million of planned fiscal 2020 capital expenditures primarily relates to U.S. and international retail store openings and remodels, investments to strengthen our omni-channel capabilities, distribution facility initiatives, and critical information technology initiatives. The majority of the $30 million decrease relates to delayed store openings and the deferral of non-critical information technology initiatives.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $563.0 million in the first two quarters of fiscal 2020 compared to $132.5 million used in the first two quarters of fiscal 2019. The net increase in cash provided by financing activities in the first two quarters of fiscal 2020 was primarily due to an issuance of $500 million in principal amount of senior notes in May 2020 and an increase in borrowings on the secured revolving credit facility to improve our cash position in light of the uncertainty and disruption related to COVID-19. The first two quarters of fiscal 2019 reflected the redemption of $400 million in principal amount of senior notes, the premium paid on the early extinguishment of the $400 million senior notes, repurchases of common stock, and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

dividend payments, partially offset by the issuance of $500 million in principal amount of senior notes and an increase in borrowings on the revolving credit facility.
Secured Revolving Credit Facility
To improve our cash position in light of the uncertainty and disruption related to COVID-19, we drew $639.0 million under our secured revolving credit facility in the month of March 2020, and in May 2020 repaid a portion of the outstanding borrowings with the net proceeds of a new $500 million senior notes offering, as discussed below, and cash on hand. As of June 27, 2020, we had $244.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of June 27, 2020, approximately $501.0 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets because of the contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
On May 4, 2020, the Company, through its wholly owned subsidiary, TWCC, entered into Amendment No.2 ("Amendment") to its fourth amended and restated credit agreement. This Amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021 and the ability to raise additional unsecured financing, at the Company’s discretion.
Among other things, the Amendment provides that the Consolidated Fixed Charge Coverage Ratio and Lease Adjusted Leverage Ratio covenants, in each case, as defined in the Amendment, are waived during the period from and including the second fiscal quarter of 2020 through and including the fourth fiscal quarter of 2020. Thereafter, the Lease Adjusted Leverage Ratio is set at 5.50:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021, gradually steps down to 4.00:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition (as defined in the Amendment), thereafter. The Consolidated Fixed Charge Coverage Ratio is set at 1.25:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021 and, gradually steps back up to 1.85:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition, thereafter.
In addition, the Amendment provides that during the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021, the Company must maintain a minimum liquidity (defined as cash-on-hand plus availability under its secured revolving credit facility) on the last day of each fiscal month of at least $700 million. Also, during this period, the availability of certain exceptions to the lien, investment, indebtedness, and restricted payment negative covenants (including those related to dividend payments and share repurchases) are limited or removed, and any incremental credit extensions and the possibility of a collateral and covenant release periods are suspended.
Additionally, the Amendment provides that, among other things during the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third quarter of fiscal 2021, interest rate margins applicable to the secured revolving credit facility will initially increase to 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). The Amendment also provides for a commitment fee initially equal to 0.35% per annum and ranging from 0.15% per annum to 0.40% per annum, based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.
Approximately $1.2 million, including both bank fees and other third party expenses, has been capitalized in connection with the amendment and is being amortized over the remaining term of the secured revolving credit facility.
The interest rate margins applicable to our secured revolving credit facility as of June 27, 2020 were 2.125% for LIBOR rate loans and 1.125% for base rate loans.
As of June 27, 2020, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 3.13%.
As of June 27, 2020, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Senior Notes
On May 11, 2020, the Company's wholly-owned subsidiary, TWCC, completed the sale of $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, all of which were outstanding as of June 27, 2020. TWCC received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which TWCC used to repay borrowings outstanding under the Company's secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Additionally, as of June 27, 2020, the Company had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, respectively.
Organizational Restructuring and Office Consolidation
During the first quarter of fiscal 2020, the Company announced several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies as well as the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia. In conjunction with these plans, we incurred approximately $3.5 million and $7.4 million for the second quarter and the first two quarters of fiscal 2020, respectively. As of June 27, 2020, we had approximately $1.5 million in reserves primarily related to severance and other termination benefits expected to be paid by the end of fiscal 2020. We expect to incur approximately $1.0 million to $2.0 million in additional costs in fiscal 2020 primarily related to severance, lease exit costs, accelerated depreciation, and relocation and recruiting costs.
Share Repurchases
On March 26, 2020, the Company announced, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program, which permits repurchases in the open market, in negotiated transactions, or otherwise. The timing and amount of any future repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.
As a result, the Company did not repurchase and retire any shares in open market transactions during the second quarter of fiscal 2020. In the first quarter of fiscal 2020, the Company repurchased and retired 474,684 shares in open market transactions for approximately $45.3 million at an average price of $95.34 per share. In the first two quarters of fiscal 2019, the Company repurchased and retired 1,005,877 shares in open market transactions for approximately $92.4 million, at an average price of $91.90 per share.
The total remaining capacity under all remaining repurchase authorizations as of June 27, 2020 was approximately $650.4 million.
Dividends
We paid a cash dividend of $0.60 per share in the first quarter of fiscal 2020. On May 1, 2020, in connection with the COVID-19 pandemic, the Company suspended its quarterly cash dividend. The Board of Directors will evaluate future dividend declarations based on a number of factors, including business conditions, the Company’s financial performance, and other considerations. In each of the first two quarters of fiscal 2019, we paid quarterly cash dividends of $0.50 per share.
Provisions in the Company's secured revolving credit facility have the effect of restricting the Company's ability to pay cash dividends on, or make future repurchases of, its common stock through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021, and could have the effect of restricting the Company's ability to do so thereafter, as described in the Company's Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019, and in Note 8, Long-Term Debt.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019, had a $2.0 million unfavorable effect on our International segment's net sales.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases for our Canadian and Mexican operations. As part of this hedging strategy, we have used foreign currency forward exchange contracts with maturities of less than 12 months to provide coverage throughout the hedging period. As of June 27, 2020, there were no open foreign currency forward exchange contracts.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings outstanding for the first two quarters of fiscal 2020 were $314.5 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $3.1 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 27, 2020.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the fiscal quarter ended June 27, 2020 that have materially affected, or which are reasonably likely to materially affect, Internal Control.

There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended June 27, 2020.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Form 10-K for the 2019 fiscal year ended December 28, 2019, other than as set out in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, in Part II. under the heading "Item 1A -- Risk Factors".
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases

The following table provides information about share repurchases during the second quarter of fiscal 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
March 29, 2020 through April 25, 2020	—	—	—	$650,447,970

April 26, 2020 through May 23, 2020	1,016	$75.40	—	$650,447,970

May 24, 2020 through June 27, 2020	—	—	—	$650,447,970

Total	1,016	$75.40	—

(1)
All of the shares purchased during the current quarter represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.

(2)
In the first quarter of fiscal 2020, the Company announced, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program. Refer to the open market repurchases as disclosed in Note 7, Common Stock, to the consolidated financial statements.

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
4.1
Indenture, dated May 11, 2020, by and among The William Carter Company, certain guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Carter's, Inc.'s Current Report on Form 8-K filed on May 11, 2020).

4.2	Form of 5.500% Senior Notes due 2025 (included in Exhibit 4.1).
10.1
Amendment No. 2, dated as of May 4, 2020, to the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter's Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, U.S.  Dollar Facility Swing Line Lender and U.S.  Dollar Facility L/C Issuer, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, each lender from time to time party thereto and the other parties party thereto.

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

CARTER’S, INC.

July 24, 2020	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 24, 2020	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)