Form 10-Q
period 2020-09-26
CARTERS INC
filed 2020-10-23
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
OR
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
As of October 16, 2020, there were 43,647,576 shares of the registrant's common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 26, 2020, December 28, 2019 and September 28, 2019	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended September 26, 2020 and September 28, 2019	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended September 26, 2020 and September 28, 2019	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the fiscal quarters ended September 26, 2020, June 27, 2020, March 28, 2020, September 28, 2019, June 29, 2019 and March 30, 2019	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended September 26, 2020 and September 28, 2019	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4	Controls and Procedures	37

Part II. Other Information

Item 1	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3	Defaults upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40

Signatures		41

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 26, 2020	December 28, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$831,175	$214,311	$153,936
Accounts receivable, net of allowance for credit losses of $7,675, $6,354, $4,591, respectively	263,231	251,005	293,203
Finished goods inventories, net of inventory reserves of $30,053, $9,283, and $19,583, respectively	646,608	593,987	723,242
Prepaid expenses and other current assets	56,493	48,454	53,264
Total current assets	1,797,507	1,107,757	1,223,645
Property, plant, and equipment, net of accumulated depreciation of $576,123, $523,848, and $504,833, respectively	274,574	320,168	330,371
Operating lease assets	619,057	687,024	709,523
Tradenames, net	307,955	334,642	334,705
Goodwill	209,507	229,026	228,235
Customer relationships, net	38,147	41,126	41,890
Other assets	34,874	33,374	31,211
Total assets	$3,281,621	$2,753,117	$2,899,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$473,473	$183,641	$205,782
Current operating lease liabilities	172,364	160,228	158,524
Other current liabilities	115,069	131,631	119,862
Total current liabilities	760,906	475,500	484,168

Long-term debt, net	989,086	594,672	769,525
Deferred income taxes	60,160	74,370	78,916
Long-term operating lease liabilities	587,099	664,372	691,717
Other long-term liabilities	62,489	64,073	62,520
Total liabilities	$2,459,740	$1,872,987	$2,086,846

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at September 26, 2020, December 28, 2019, and September 28, 2019	$—	$—	$—
Common stock, voting; par value $.01 per share; 150,000,000 shares authorized; 43,648,671, 43,963,103 and 44,287,636 shares issued and outstanding at September 26, 2020, December 28, 2019, and September 28, 2019, respectively	436	440	443
Additional paid-in capital	9,258	—	—
Accumulated other comprehensive loss	(41,402)	(35,634)	(38,908)
Retained earnings	853,589	915,324	851,199
Total stockholders' equity	821,881	880,130	812,734
Total liabilities and stockholders' equity	$3,281,621	$2,753,117	$2,899,580
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$865,080	$943,322	$2,034,437	$2,418,764
Cost of goods sold	483,333	540,808	1,170,778	1,376,336
Adverse purchase commitments (inventory and raw materials), net	(1,968)	303	16,166	1,354
Gross profit	383,715	402,211	847,493	1,041,074
Royalty income, net	9,063	9,192	19,989	27,371
Selling, general, and administrative expenses	279,251	296,733	767,237	828,540
Goodwill impairment	—	—	17,742	—
Intangible asset impairment	—	30,800	26,500	30,800
Operating income	113,527	83,870	56,003	209,105
Interest expense	16,347	9,966	40,523	28,667
Interest income	(330)	(200)	(1,217)	(937)
Other (income) expense, net	(2,758)	483	2,647	474
Loss on extinguishment of debt	—	—	—	7,823
Income before income taxes	100,268	73,621	14,050	173,078
Income tax provision	19,027	13,369	3,347	34,423
Net income	$81,241	$60,252	$10,703	$138,655

Basic net income per common share	$1.86	$1.35	$0.25	$3.08
Diluted net income per common share	$1.85	$1.34	$0.24	$3.06
Dividend declared and paid per common share	$—	$0.50	$0.60	$1.50
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$81,241	$60,252	$10,703	$138,655
Other comprehensive income (loss):
Foreign currency translation adjustments	3,643	(2,347)	(5,768)	3,431
Comprehensive income	$84,884	$57,905	$4,935	$142,086
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

(*)
The Company reclassified $1.5 million of tax benefits from "Accumulated other comprehensive loss" to "Retained earnings" for the tax effects resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act in accordance with the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the first quarter of fiscal 2019.

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	33,158	—	1,840	—	—	1,840
Withholdings from vesting of restricted stock	(43,611)	—	(4,712)	—	—	(4,712)
Restricted stock activity	132,759	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Repurchase of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid	—	—	—	—	(26,260)	(26,260)
Comprehensive loss	—	—	—	(12,992)	(78,694)	(91,686)
Balance at March 28, 2020	43,610,725	$436	$—	$(48,626)	$764,192	$716,002
Exercise of stock options	14,180	—	1,076	—	—	1,076
Withholdings from vesting of restricted stock	(1,016)	—	(77)	—	—	(77)
Restricted stock activity	12,287	—	—	—	—	—
Stock-based compensation expense	—	—	4,540	—	—	4,540
Comprehensive income	—	—	—	3,581	8,156	11,737
Balance at June 27, 2020	43,636,176	$436	$5,539	$(45,045)	$772,348	$733,278
Exercise of stock options	12,811	—	812	—	—	812
Withholdings from vesting of restricted stock	(1,744)	—	(139)	—	—	(139)
Restricted stock activity	1,428	—	—	—	—	—
Stock-based compensation expense	—	—	3,046	—	—	3,046
Comprehensive income	—	—	—	3,643	81,241	84,884
Balance at September 26, 2020	43,648,671	$436	$9,258	$(41,402)	$853,589	$821,881

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$10,703	$138,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	66,985	68,005
Amortization of intangible assets	2,784	2,810
Provisions for (recoveries of) excess and obsolete inventory	20,912	4,567
Goodwill impairment	17,742	—
Intangible asset impairments	26,500	30,800
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	9,395	407
Amortization of debt issuance costs	1,641	1,087
Stock-based compensation expense	9,531	13,540
Unrealized foreign currency exchange loss, net	1,354	176
Provisions for (recoveries of) doubtful accounts receivable from customers	7,702	(2,063)
Loss on extinguishment of debt	—	7,823
Deferred income tax (benefit) expense	(16,697)	8,300
Effect of changes in operating assets and liabilities:
Accounts receivable	(21,576)	(32,792)
Finished goods inventories	(76,739)	(152,023)
Prepaid expenses and other assets	(7,660)	(16,688)
Accounts payable and other liabilities	267,551	751
Net cash provided by operating activities	$320,128	$73,355

Cash flows from investing activities:
Capital expenditures	$(25,212)	$(46,138)
Disposals and recoveries from property, plant, and equipment	—	749
Net cash used in investing activities	$(25,212)	$(45,389)

Cash flows from financing activities:
Proceeds from senior notes due 2025	$500,000	$—
Proceeds from senior notes due 2027	—	500,000
Payment of senior notes due 2021	—	(400,000)
Premiums paid to extinguish debt	—	(5,252)
Payment of debt issuance costs	(7,639)	(5,793)
Borrowings under secured revolving credit facility	644,000	265,000
Payments on secured revolving credit facility	(744,000)	(186,000)
Repurchases of common stock	(45,255)	(147,464)
Dividends paid	(26,260)	(67,528)
Withholdings from vestings of restricted stock	(4,928)	(4,214)
Proceeds from exercises of stock options	3,728	6,881
Net cash provided by (used in) financing activities	$319,646	$(44,370)

Net effect of exchange rate changes on cash and cash equivalents	2,302	263
Net increase (decrease) in cash and cash equivalents	$616,864	$(16,141)
Cash and cash equivalents, beginning of period	214,311	170,077
Cash and cash equivalents, end of period	$831,175	$153,936
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income (loss), statement of stockholders' equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended September 26, 2020 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 2, 2021.
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
Revision of Previously Issued Financial Statements
During the second quarter of fiscal year 2020, it was determined that there were amounts presented incorrectly in the statement of cash flows for the annual and interim year to date periods subsequent to the December 30, 2018 adoption of ASC 842, Leases, due to the presentation of the non-cash impact of the initial and subsequent recognition of the Right of Use ("ROU") assets and lease liabilities within the "Prepaid expenses and other assets" and "Accounts payable and other liabilities" line items, respectively, within operating cash flows. This incorrect presentation had no impact on net cash (used in) provided by operating activities for any of the periods. We assessed the materiality of the incorrect presentation and concluded that the previously issued financial statements were not materially misstated. The presentation errors resulted in an offsetting overstatement of cash used for prepaid expenses and other assets and cash provided by accounts payable and other liabilities of $739 million, $773 million and $815 million for the three, six and nine-months ended March 30, 2019, June 29, 2019 and September 28, 2019, respectively, $828 million for the year ended December 28, 2019 and $29 million for the three months ended March 28, 2020. The accompanying unaudited condensed consolidated statement of cash flows appropriately reflect the corrected presentation of these non-cash activities. In addition, the Company has reclassified and will reclassify prior comparable period amounts to present ROU asset amortization and lease liability payment activity on a net basis within the "Accounts payable and other liabilities" line item. The revisions to the year ended December 31, 2019 and three months ended March 31, 2020 will be presented in future Forms 10-Q and 10-K filings. We will continue to provide supplemental noncash cash flow disclosure information in the notes to the financial statements, as well as correct for the omission of such disclosure during the 2019 interim periods in connection with our 2020 quarterly filings.

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
Beginning in April 2020, the Company suspended rent payments under the leases for our temporarily closed stores in North America and has been in discussions with landlords to obtain rent concessions. The Company considered the Financial Accounting Standards Board's ("FASB") recent guidance regarding lease concessions as a result of the effects of the COVID-19 pandemic and has elected to treat these rent concessions as lease modifications. As of September 26, 2020, lease modifications resulting from COVID-19 related rent concessions were not material to the financial statements. The Company continues to negotiate lease concessions with landlords. As of the end of the fiscal quarter, the Company resumed making the required rent payments under these leases.
See Note 4, Leases, for further details on deferral of rent payments under these leases.
On May 4, 2020, the Company, through its wholly owned subsidiary, The William Carter Company ("TWCC"), successfully amended its revolving credit facility. This amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021, and the ability to raise additional unsecured financing at the Company’s discretion. Additionally, on May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025. See Note 8, Long-Term Debt, for further details on the amendment to the revolving credit facility and the issuance of $500 million principal amount of senior notes.
The Company announced in the first half of fiscal 2020, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program and its quarterly cash dividend. The Company's Board of Directors will evaluate future capital distributions, including dividend declarations, based on a number of factors, including restrictions under our revolving credit facility, business conditions, our financial performance, and other considerations.
The Company also assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 26, 2020 and through the date of this report filing. The accounting matters assessed included, but were not limited to, our allowance for credit losses, inventory reserves, adverse inventory and fabric purchase commitments, stock based compensation, and the carrying value of our goodwill and other long-lived assets. Based on these assessments, in the third quarter of fiscal 2020, the Company recorded impairments on operating lease assets and other long-lived assets for our underperforming retail stores of $1.7 million, and a benefit in excess inventory and fabric purchase commitment charges of $8.5 million related to better than expected sales of inventory that were reserved for in the first fiscal quarter of 2020 due to COVID-19 related disruptions. For the three fiscal quarters ending September 26, 2020, the Company recorded impairments on operating lease assets and other long-lived assets for our underperforming retail stores of $6.7 million, incremental inventory reserve related charges of $20.9 million, adverse inventory and fabric purchase commitments of $16.2 million, intangible asset impairments of $26.5 million, and goodwill impairment of $17.7 million. There could be a further material impact to our consolidated financial statements in future reporting periods if, at a future date, the Company determines that these assessments of the magnitude and duration of COVID-19, as well as other factors, were incorrect.
Additional COVID-19 related charges in the third quarter of fiscal 2020 were $3.3 million, which primarily included costs associated with additional protective equipment and cleaning supplies of $2.5 million. COVID-19 related charges for the three fiscal quarters ending September 26, 2020 were $18.8 million, which primarily included incremental payroll continuation and employee related costs of $12.1 million, costs associated with additional protective equipment and cleaning supplies of $6.8 million, and restructuring costs of $2.3 million, partially offset by a payroll tax benefit of $3.5 million.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies. New accounting pronouncements adopted at the beginning of fiscal 2020 are noted below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Disaggregation of Revenue
The Company sells its products directly to consumers ("direct-to-consumer") and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the third quarter and three quarters ended fiscal 2020 and 2019 were as follows:

	Fiscal quarter ended September 26, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$302,135	$37,838	$339,973
Direct-to-consumer	449,150	—	75,957	525,107
	$449,150	$302,135	$113,795	$865,080

Royalty income	$3,902	$3,986	$1,175	$9,063

	Three fiscal quarters ended September 26, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$706,009	$92,110	$798,119
Direct-to-consumer	1,085,883	—	150,435	1,236,318
	$1,085,883	$706,009	$242,545	$2,034,437

Royalty income	$7,648	$9,576	$2,765	$19,989

	Fiscal quarter ended September 28, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$352,256	$56,101	$408,357
Direct-to-consumer	464,100	—	70,865	534,965
	$464,100	$352,256	$126,966	$943,322

Royalty income	$4,244	$4,038	$910	$9,192

	Three fiscal quarters ended September 28, 2019
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$856,713	$121,631	$978,344
Direct-to-consumer	1,264,283	—	176,137	1,440,420
	$1,264,283	$856,713	$297,768	$2,418,764

Royalty income	$10,688	$14,051	$2,632	$27,371

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	September 26, 2020	December 28, 2019	September 28, 2019
Trade receivables from wholesale customers, net(1)	$255,214	$239,059	$277,234
Royalties receivable	8,596	6,982	9,128
Tenant allowances and other receivables	12,064	16,247	16,281
Total gross receivables	$275,874	$262,288	$302,643
Less:
Wholesale accounts receivable reserves(2)	(12,643)	(11,283)	(9,440)
Accounts receivable, net(1)	$263,231	$251,005	$293,203

(1)
The Company reclassified $1.7 million and $1.3 million of customer support related items from Wholesale accounts receivable reserves into Trade receivables from wholesale customers, net for the periods ended December 28, 2019 and September 28, 2019, respectively.

(2)	Includes allowance for credit losses of $7.7 million, $6.4 million, and $4.6 million for the periods ended September 26, 2020, December 28, 2019, and September 28, 2019, respectively.
Contract Assets and Liabilities
The Company's contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	September 26, 2020	December 28, 2019	September 28, 2019
Contract liabilities - current:
Unredeemed gift cards	$15,977	$17,563	$14,264
Unredeemed customer loyalty rewards	5,510	5,615	5,109
Carter's credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$22,201	$23,892	$20,087

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
NOTE 4 - LEASES
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company's leases generally have initial terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of September 26, 2020, the Company's finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statements of cash flows.
As a result of the COVID-19 pandemic, during the second quarter of fiscal 2020 the Company suspended rent payments under the leases for our temporarily closed stores in North America. The Company has continued to recognize expense and has established an accrual for the fixed rent payments that were not made. As of September 26, 2020, the Company accrued $31.8 million in fixed rent payments. The accrued rent is included within Accounts payable on the Company's consolidated balance sheets. As of the end of the fiscal quarter, the Company resumed making the required rent payments under these leases.
In the third quarter and for the three quarters of fiscal 2020, the Company recorded operating lease asset impairment charges totaling $1.4 million and $6.1 million, respectively, related to underperforming stores primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption and other facility and office closures. See Note 11, Fair Value Measurements, for further details on the fair value calculations for operating lease assets for the retail stores.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations for the third quarter and first three quarters of fiscal 2020 and 2019:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$44,230	$45,584	$136,180	$133,491
Variable lease cost (*)	19,635	15,492	55,139	46,692
Net lease cost	$63,865	$61,076	$191,319	$180,183

(*)	Includes operating lease asset impairment charges, and short-term leases which are immaterial.
Supplemental balance sheet information related to leases was as follows:

	Fiscal quarter ended
	September 26, 2020	September 28, 2019
Weighted average remaining operating lease term (years)	5.6	6.1
Weighted average discount rate for operating leases	3.71%	4.39%

Cash paid for amounts included in the measurement of operating lease liabilities in the third quarter and first three quarters of fiscal 2020 was $41.6 million and $139.4 million, respectively. The total cash paid reflects the contractual amounts due to be paid in cash, which includes the suspended rent payments under the leases for our temporarily closed stores. For the three fiscal quarters ended September 26, 2020, the Company deferred cash payments of $31.8 million, which are included in the statement of cash flows as part of the change in Accounts payable and other liabilities.
Cash paid for amounts included in the measurement of operating lease liabilities in the third quarter and three quarters of fiscal 2019 was $48.5 million and $143.7 million, respectively.
Non-cash transactions to recognize operating assets and liabilities for the third quarter and first three quarters of fiscal 2020 were $7.3 million and $52.5 million, respectively. Non-cash transactions to recognize operating assets and liabilities for the third quarter and first three quarters of fiscal 2019 were $41.6 million and $96.0 million, respectively.
As of September 26, 2020, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2020	$48,575
2021	194,335
2022	158,594
2023	130,414
2024	105,059
2025	76,501
After 2025	128,220
Total lease payments	$841,698
Less: Interest	(82,235)
Present value of lease liabilities(*)	$759,463

(*)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.

As of September 26, 2020, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, are $11.0 million. These operating leases will commence between fiscal year 2021 and fiscal year 2023 with lease terms of 6 years to 11 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	September 26, 2020	December 28, 2019	September 28, 2019
Cumulative foreign currency translation adjustments	$(32,290)	$(26,522)	$(29,533)
Pension and post-retirement obligations(*)	(9,112)	(9,112)	(9,375)
Total accumulated other comprehensive loss	$(41,402)	$(35,634)	$(38,908)

(*)	Net of income taxes of $2.8 million, $2.8 million, and $2.9 million for the period ended September 26, 2020, December 28, 2019, and September 28, 2019, respectively.
During the first three quarters of both fiscal 2020 and fiscal 2019, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 29, 2018	$83,934	$74,454	$68,713	$227,101
Foreign currency impact	—	—	1,134	1,134
Balance at September 28, 2019	$83,934	$74,454	$69,847	$228,235

Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(*)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	(1,777)	(1,777)
Balance at September 26, 2020	$83,934	$74,454	$51,119	$209,507

(*)
In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the carrying value of the Company's intangible assets were as follows:

		September 26, 2020			December 28, 2019
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter's tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000	85,500	—	85,500
Skip Hop tradename(2)	Indefinite	15,000	—	15,000	26,000	—	26,000
Finite-life tradenames	5-20 years	3,911	1,189	2,722	3,911	1,002	2,909
Total tradenames, net		$309,144	$1,189	$307,955	$335,644	$1,002	$334,642

Skip Hop customer relationships	15 years	$47,300	$11,039	$36,261	$47,300	$8,657	$38,643
Carter's Mexico customer relationships	10 years	2,875	989	1,886	3,258	775	2,483
Total customer relationships, net		$50,175	$12,028	$38,147	$50,558	$9,432	$41,126

		September 28, 2019
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter's tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	85,500	—	85,500
Skip Hop tradename(3)	Indefinite	26,000	—	26,000
Finite-life tradenames	5-20 years	3,911	939	2,972
Total tradenames, net		$335,644	$939	$334,705

Skip Hop customer relationships	15 years	$47,300	$7,863	$39,437
Carter's Mexico customer relationships	10 years	3,148	695	2,453
Total customer relationships, net		$50,448	$8,558	$41,890

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

(3)
In the third quarter of fiscal 2019, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.

The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Due to the decrease in the Company's market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19, the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company's indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B'Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, "Intangibles--Goodwill and Other" ("ASC 350") and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using discounted cash flows ("income approach") and relevant data from guideline public companies ("market approach"). As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter's, and Carter's

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mexico goodwill, respectively. The carrying value of the Company's goodwill for the Other International reporting unit after the impairment charge and as of September 26, 2020 was approximately $11.5 million.
The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company's indefinite-lived OshKosh and Skip Hop tradename assets after the impairment charges and as of September 26, 2020 were $70.0 million and $15.0 million, respectively.
There were no impairments of goodwill or indefinite-lived or definite-lived intangible assets during the third quarter of fiscal 2020. Although the Company determined that no further impairment exists for the Company's goodwill or indefinite-lived or definite-lived intangible assets, these assets could be at risk for impairment should global economic conditions continue to deteriorate as a result of COVID-19.
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both third fiscal quarters ended September 26, 2020 and September 28, 2019. Amortization expense was approximately $2.8 million for each of the first three quarters of fiscal 2020 and for the first three quarters of fiscal 2019.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2021	$3,702
2022	$3,702
2023	$3,660
2024	$3,630
2025	$3,630

NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The total aggregate remaining capacity under outstanding repurchase authorizations as of September 26, 2020 was approximately $650.4 million, based on settled repurchase transactions. The authorizations have no expiration date.
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Number of shares repurchased	—	602,043	474,684	1,607,920
Aggregate cost of shares repurchased (dollars in thousands)	$—	$55,021	$45,255	$147,464
Average price per share	$—	$91.39	$95.34	$91.71

On March 26, 2020, the Company announced that, in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program. The timing and amount of any future repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Dividends
In the first fiscal quarter ended March 28, 2020, the Company declared and paid cash dividends per share of $0.60. On May 1, 2020, in connection with the COVID-19 pandemic, the Company suspended its quarterly cash dividend. As a result, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company did not declare or pay cash dividends in the third fiscal quarter ended September 26, 2020. The Board of Directors will evaluate future dividend declarations based on a number of factors, including business conditions, the Company's financial performance, and other considerations. In the third fiscal quarter and three fiscal quarters ended September 28, 2019, the Company declared and paid cash dividends per share of $0.50 and $1.50, respectively.
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
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	September 26, 2020	December 28, 2019	September 28, 2019
5.500% Senior Notes due 2025	$500,000	$—	$—
5.625% Senior Notes due 2027	500,000	500,000	500,000
Total senior notes	$1,000,000	$500,000	$500,000
Less unamortized issuance-related costs for senior notes	(10,914)	(5,328)	(5,475)
Senior notes, net	$989,086	$494,672	$494,525
Secured revolving credit facility	—	100,000	275,000
Total long-term debt, net	$989,086	$594,672	$769,525

Secured Revolving Credit Facility
To improve the Company's cash position in light of the uncertainty and disruption related to COVID-19, the Company drew $639.0 million under its secured revolving credit facility in the month of March 2020, and in May 2020 repaid a portion of the outstanding borrowings with the net proceeds of a new $500 million senior notes offering, as discussed below, and cash on hand. During the third quarter of fiscal 2020, the Company repaid the remainder of its borrowings under its secured revolving credit facility with cash on hand. As of September 26, 2020, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $7.0 million of outstanding letters of credit. As of September 26, 2020, approximately $743.0 million was available for future borrowing. All outstanding borrowings under the Company's secured revolving credit facility are classified as non-current liabilities on the Company's consolidated balance sheets due to contractual repayment terms under the credit facility.
On May 4, 2020, the Company, through its wholly owned subsidiary, The William Carter Company ("TWCC"), entered into Amendment No.2 ("Amendment") to its fourth amended and restated credit agreement. This Amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021, and the ability to raise additional unsecured financing, at the Company’s discretion.
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
In addition, the Amendment provides that during the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021, the Company must maintain a minimum liquidity (defined as cash-on-hand plus availability under its secured revolving credit facility) on the last day of each fiscal month of at least $700 million. Also, during this period, the availability of certain exceptions to the lien, investment, indebtedness, and restricted payment negative covenants (including those related to dividend payments and share repurchases) are limited or removed, and any incremental credit extensions and the possibility of collateral and covenant release periods are suspended.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Amendment provides that, among other things during the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third quarter of fiscal 2021, interest rate margins applicable to the secured revolving credit facility were initially 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). The Amendment also provides for a commitment fee initially equal to 0.35% per annum and ranging from 0.15% per annum to 0.40% per annum, based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.
Approximately $1.2 million, including both bank fees and other third party expenses, has been capitalized in connection with the amendment and is being amortized over the remaining term of the secured revolving credit facility.
The interest rate margins applicable to our secured revolving credit facility as of September 26, 2020 were 1.625% for LIBOR rate loans and 0.625% for base rate loans. There were no U.S. dollar borrowings or foreign currency borrowings outstanding on September 26, 2020.
As of September 26, 2020, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
On May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, all of which were outstanding as of September 26, 2020. TWCC received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which TWCC used to repay borrowings outstanding under the Company's secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Additionally, as of September 26, 2020, the Company had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock options	$597	$904	$2,065	$3,146
Restricted stock:
Time-based awards	2,449	2,288	7,798	7,034
Performance-based awards	—	299	(1,927)	1,957
Stock awards	—	242	1,595	1,403
Total	$3,046	$3,733	$9,531	$13,540

The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of fiscal 2020, the achievement of performance target estimates was revised resulting in a $2.8 million reversal of previously recognized stock-based compensation expense.
NOTE 10 – INCOME TAXES
As of September 26, 2020, the Company had gross unrecognized income tax benefits of approximately $13.4 million, of which $11.5 million, if ultimately recognized, may affect the Company's effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at September 26, 2020 is approximately $2.7 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2020 or fiscal 2021 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the third fiscal quarter ended September 26, 2020 and September 28, 2019, interest expense on uncertain tax positions was not material. Interest expense recorded on uncertain tax positions was $0.6 million and $0.7 million for the first three quarters of fiscal 2020 and the first three quarters of fiscal 2019, respectively. The Company had approximately $2.9 million, $2.3 million, and $2.5 million of interest accrued on uncertain tax positions as of September 26, 2020, December 28, 2019, and September 28, 2019, respectively.
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
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $18.9 million, $19.7 million, and $18.2 million at September 26, 2020, December 28, 2019, and September 28, 2019, respectively. These investments are classified as Level 1 within the fair value hierarchy. Gains on the investments in marketable securities were $2.5 million and $0.6 million for the third fiscal quarter and three fiscal quarters ended September 26, 2020, respectively. Gains on the investments in marketable securities were $0.9 million and $2.5 million for the third fiscal quarter and three fiscal quarters ended September 28, 2019, respectively. These amounts are included in Other (income) expense, net on the Company's consolidated statement of operations.
Borrowings
As of September 26, 2020, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company's senior notes at September 26, 2020 was approximately $1.05 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt cost) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company's credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Impairment of long-lived tangible assets
Long-lived assets, which for the Company primarily consist of operating lease assets and store assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and is largely independent of cash flows of other groups of assets, which for our retail stores, is at the store level. For impaired assets, the Company recognized a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in Selling, general and administrative expenses on the Company's consolidated statements of operations. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rates, and economic conditions that can be difficult to predict. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
The impact of the COVID-19 pandemic resulted in a qualitative indication of impairment related to our store long-lived assets. During the third quarter and first three quarters of fiscal 2020, the Company recorded impairment charges of operating lease

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets and other long-lived assets for our underperforming retail stores of $1.7 million and $6.7 million, respectively. The impairment charges were recorded in Selling, general and administrative expenses on the Company's consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually, or if a triggering event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).
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
Based on these assessments, a goodwill impairment charge of $17.7 million was recorded during the first quarter of fiscal 2020 to our Other International reporting unit in the International segment and charges of $15.5 million and $11.0 million were recorded on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company's goodwill for the Other International reporting unit after the impairment charge and as of September 26, 2020 was approximately $11.5 million. The carrying values of the Company's indefinite-lived OshKosh and Skip Hop tradename asset after the impairment charge and as of September 26, 2020 were $70.0 million and $15.0 million, respectively. See Note 6, Goodwill and Intangibles, for further details on the impairment charges and valuation methodologies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	43,193,752	44,144,135	43,237,319	44,640,413
Dilutive effect of equity awards	156,878	287,904	174,351	302,832
Diluted number of common and common equivalent shares outstanding	43,350,630	44,432,039	43,411,670	44,943,245

Basic net income per common share (in thousands, except per share data):
Net income	$81,241	$60,252	$10,703	$138,655
Income allocated to participating securities	(837)	(565)	(88)	(1,244)
Net income available to common shareholders	$80,404	$59,687	$10,615	$137,411

Basic net income per common share	$1.86	$1.35	$0.25	$3.08

Diluted net income per common share (in thousands, except per share data):
Net income	$81,241	$60,252	$10,703	$138,655
Income allocated to participating securities	(834)	(563)	(89)	(1,239)
Net income available to common shareholders	$80,407	$59,689	$10,614	$137,416

Diluted net income per common share	$1.85	$1.34	$0.24	$3.06

Anti-dilutive awards excluded from diluted earnings per share computation	729,476	691,707	744,499	505,642
NOTE 13 – OTHER CURRENT AND LONG-TERM LIABILITIES
Other current liabilities that exceeded five percent of total current liabilities, at the end of any comparable period, were as follows:

(dollars in thousands)	September 26, 2020	December 28, 2019	September 28, 2019
Income taxes payable	$18,744	$23,269	$26,909

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
The Company also has minimum inventory purchase commitments, including fabric commitments, with our suppliers which secure a portion of our material needs for future seasons. In light of the COVID-19 pandemic, some of our orders may be canceled. As of September 26, 2020, the Company had an outstanding reserve of $15.4 million for adverse inventory and fabric purchase commitments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 – SEGMENT INFORMATION
The tables below present certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	September 26, 2020	% of Total Net Sales	September 28, 2019	% of Total Net Sales	September 26, 2020	% of Total Net Sales	September 28, 2019	% of Total Net Sales
Net sales:
U.S. Retail	$449,150	51.9%	$464,100	49.2%	$1,085,883	53.4%	$1,264,283	52.3%
U.S. Wholesale	302,135	34.9%	352,256	37.3%	706,009	34.7%	856,713	35.4%
International	113,795	13.2%	126,966	13.5%	242,545	11.9%	297,768	12.3%
Total net sales	$865,080	100.0%	$943,322	100.0%	$2,034,437	100.0%	$2,418,764	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail	$47,559	10.6%	$49,472	10.7%	$38,902	3.6%	$124,567	9.9%
U.S. Wholesale	65,718	21.8%	54,391	15.4%	89,141	12.6%	145,181	16.9%
International	17,400	15.3%	6,136	4.8%	(15,819)	(6.5)%	15,351	5.2%
Corporate expenses(*)	(17,150)	n/a	(26,129)	n/a	(56,221)	n/a	(75,994)	n/a
Total operating income	$113,527	13.1%	$83,870	8.9%	$56,003	2.8%	$209,105	8.6%

(*)
Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

(dollars in millions)	Fiscal quarter ended September 26, 2020			Three fiscal quarters ended September 26, 2020
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(1)	$0.3	$0.2	$0.3	$3.4	$1.5	$1.9
Goodwill impairment	—	—	—	—	—	17.7
Skip Hop tradename impairment charge	—	—	—	0.5	6.8	3.7
OshKosh tradename impairment charge	—	—	—	13.6	1.6	0.3
Incremental costs associated with COVID-19 pandemic	1.6	1.4	0.3	8.3	8.5	2.0
Retail store operating leases and other long-lived asset impairments, net of gain(2)	1.5	—	—	6.3	—	0.2
Total charges	$3.4	$1.6	$0.6	$32.1	$18.4	$25.8

(1)
The third fiscal quarter ended September 26, 2020, the three fiscal quarters ended September 26, 2020, and the three fiscal quarters ended September 28, 2019 also include corporate charges related to organizational restructuring of $0.4 million, $2.0 million, and $1.6 million, respectively.

(2)	Impairments include an immaterial gain on the remeasurement of retail store operating leases.

(dollars in millions)	Fiscal quarter ended September 28, 2019			Three fiscal quarters ended September 28, 2019
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Benefit related to sale of inventory previously reserved in China	$—	$—	$—	$—	$—	$(2.1)
Reversal of store restructuring costs previously recorded during the third quarter of fiscal 2017	—	—	—	(0.7)	—	—
Skip Hop tradename impairment charge	1.2	19.1	10.5	1.2	19.1	10.5
Total charges	$1.2	$19.1	$10.5	$0.5	$19.1	$8.4

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

	Fiscal quarter ended	Three fiscal quarters ended
(dollars in thousands)	September 26, 2020	September 26, 2020
Severance and other termination benefits	$181	$4,423
Lease exit costs	780	2,495
Relocation and recruiting	253	1,755
Other closure costs	—	80
Total	$1,214	$8,753

As of September 26, 2020, there was approximately $1.3 million in reserves related to severance and other termination benefits expected to be paid out by the end of the year included in Other current liabilities in the Company's consolidated balance sheets. The Company expects to incur additional restructuring-related charges of approximately $1.0 million to $2.0 million through fiscal 2021. These charges primarily relate to accelerated depreciation, lease exit costs, severance, and relocation and recruiting costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2020 or any other future period, assessment of our performance and financial position, drivers of our sales and earnings growth, and the effects of the COVID-19 pandemic. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described in our most recently filed Annual Report on Form 10-K, in Part I. under the heading "Item 1A -- Risk Factors", in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, in Part II. under the heading "Item 1A -- Risk Factors", and in other reports filed with the Securities and Exchange Commission from time to time.
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
The COVID-19 pandemic has had, and will likely continue to have, significant adverse effects on our business, financial condition, and results of operations as described in our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2020 and June 27, 2020 in Part I. under the heading "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments", which discussion is incorporated by reference herein.
Developments during the third quarter of fiscal 2020 include:

•
As of September 26, 2020, we had 1,095 stores out of 1,104 stores open in North America; stores were opened subject to safety considerations resulting from the progression of the novel coronavirus and related laws and regulations put in place by state and local governments.

•
The Company repaid all of its borrowings under its secured revolving credit facility with cash on hand. As of September 26, 2020, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $7.0 million of outstanding letters of credit, and had approximately $1.57 billion in total liquidity, including $831.2 million cash on hand and $743.0 million available for future borrowing under our secured revolving credit facility.

•	The Company reinstated previously reduced salaries for executives and employees, and Board of Directors' fees to pre-reduction levels.

•
The Company resumed its strategic investments in information technology, eCommerce, marketing, and retail store initiatives, which had been paused to create financial flexibility as a result of the COVID-19 pandemic.

Third Fiscal Quarter 2020 Financial Highlights

•	Consolidated net sales decreased $78.2 million, or 8.3%, to $865.1 million in the third quarter of fiscal 2020.

◦
The decrease in sales to certain of our wholesale customers, decreased retail store traffic, and decreased back-to-school sales as a result of the COVID-19 pandemic negatively affected our financial results for the third quarter of fiscal 2020.

◦
Our eCommerce delivered strong growth in the third quarter of fiscal 2020, reflecting higher online demand, enhanced marketing efforts, the relaunch of our enhanced websites in the second-half of fiscal 2019, and the launch of our website in Mexico in late fiscal 2019.

◦
We also delivered growth in our omni-channel programs during the third quarter of fiscal 2020 due to increased investments and enhancements, including expanding our curbside pickup program and direct-from-store shipment program.

•
Gross profit decreased $18.5 million, or 4.6%, to $383.7 million in the third quarter of fiscal 2020. Gross margin increased 180 basis points ("bps") to 44.4% in the third quarter of fiscal 2020, primarily due to an increase in eCommerce average selling prices as a result of decreased promotions, decreased inventory provisions, and channel mix, partially offset by deleverage of in-bound transportation costs (which includes costs associated with shipping product to our distribution centers for further outbound distribution to our stores and customers).

•
Selling, general and administrative ("SG&A") expenses as a percentage of total net sales ("SG&A rate") increased 80 bps to 32.3% for the third quarter of fiscal 2020. The increase in the SG&A rate was primarily due to decreased consolidated net sales as a result of business disruptions related to the COVID-19 pandemic, the incremental COVID-19 related charges as discussed below, increased eCommerce costs due to an increase in eCommerce demand, increased bad debt expense, impairment charges on operating lease assets, and organizational restructuring charges, all partially offset by reductions in performance-based compensation expense, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, and other reductions in spending.

◦
COVID-19 related SG&A expenses in the third quarter of fiscal 2020 were $3.3 million, which primarily included costs associated with additional protective equipment and cleaning supplies of $2.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Operating income increased $29.7 million, or 35.4%, to $113.5 million in the third quarter of fiscal 2020, primarily due to an indefinite-lived tradename asset impairment charge of $30.8 million in the third quarter of fiscal 2019 that did not re-occur in the third quarter of fiscal 2020, and the factors discussed above.

•
Net income increased $21.0 million, or 34.8%, to $81.2 million in the third quarter of fiscal 2020, primarily due to the factors discussed above, partially offset by a $6.4 million increase in interest expense as a result of increased borrowings, and increased income taxes.

•	Diluted net income per common share increased 38.1% to $1.85 in the third quarter of fiscal 2020.
RESULTS OF OPERATIONS
THIRD FISCAL QUARTER ENDED SEPTEMBER 26, 2020 COMPARED TO THIRD FISCAL QUARTER ENDED SEPTEMBER 28, 2019
The following table summarizes our results of operations. All percentages shown in the table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	September 26, 2020	September 28, 2019	$ Change	% / bps Change
Consolidated net sales	$865,080	$943,322	$(78,242)	(8.3)%
Cost of goods sold	483,333	540,808	(57,475)	(10.6)%
Adverse purchase commitments (inventory and raw materials), net	(1,968)	303	(2,271)	nm
Gross profit	383,715	402,211	(18,496)	(4.6)%
Gross profit as % of consolidated net sales	44.4%	42.6%		180 bps
Royalty income, net	9,063	9,192	(129)	(1.4)%
Royalty income as % of consolidated net sales	1.0%	1.0%		0 bps
Selling, general, and administrative expenses	279,251	296,733	(17,482)	(5.9)%
SG&A expenses as % of consolidated net sales	32.3%	31.5%		80 bps
Intangible asset impairment	—	30,800	(30,800)	nm
Operating income	113,527	83,870	29,657	35.4%
Operating income as % of consolidated net sales	13.1%	8.9%		420 bps
Interest expense	16,347	9,966	6,381	64.0%
Interest income	(330)	(200)	(130)	65.0%
Other (income) expense, net	(2,758)	483	(3,241)	nm
Income before income taxes	100,268	73,621	26,647	36.2%
Income tax provision	19,027	13,369	5,658	42.3%
Effective tax rate(*)	19.0%	18.2%		80 bps
Net income	$81,241	$60,252	$20,989	34.8%

Basic net income per common share	$1.86	$1.35	$0.51	37.8%
Diluted net income per common share	$1.85	$1.34	$0.51	38.1%
Dividend declared and paid per common share	$—	$0.50	$(0.50)	(100.0)%

(*)	Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding.
Consolidated Net Sales
Consolidated net sales decreased $78.2 million, or 8.3%, to $865.1 million in the third quarter of fiscal 2020. This decrease primarily reflected decreased sales to certain of our wholesale customers, decreased retail store traffic, and decreased back-to-school sales, in each case as a result of disruptions related to COVID-19, partially offset by an increase in eCommerce net sales. Changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019, had an unfavorable effect on our consolidated net sales of approximately $2.0 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $18.5 million, or 4.6%, to $383.7 million in the third quarter of fiscal 2020. Consolidated gross margin increased 180 bps to 44.4% in the third quarter of fiscal 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit is calculated as consolidated net sales less cost of goods sold, and gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold include expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in cost of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in SG&A. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Accordingly, our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
The decrease in consolidated gross profit was primarily due to decreased consolidated net sales across our businesses. The increase in gross margin was primarily due to an increase in eCommerce average selling prices as a result of decreased promotions, decreased inventory provisions, and channel mix, partially offset by deleverage of in-bound transportation costs.
Royalty Income
Royalty income of $9.1 million in the third quarter of fiscal 2020 was comparable to royalty income in the third quarter of fiscal 2019.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $17.5 million, or 5.9%, to $279.3 million in the third quarter of fiscal 2020 and increased as a percentage of consolidated net sales by approximately 80 bps to 32.3%. This increase as a percentage of net sales was primarily due to decreased consolidated net sales as a result of business disruptions related to the COVID-19 pandemic, incremental COVID-19 related charges, increased eCommerce costs due to an increase in eCommerce demand, increased bad debt expense, impairment charges on operating lease assets, and organizational restructuring charges, all partially offset by reductions in performance-based compensation expense, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, and other reductions in spending.
Goodwill Impairment
During the third quarter of fiscal 2019, the Company recorded a non-cash charge of $30.8 million related to the impairment of its Skip Hop tradename recorded in connection with the acquisition of Skip Hop Holdings, Inc. in 2017.
Operating Income
Consolidated operating income increased $29.7 million, or 35.4%, to $113.5 million in the third quarter of fiscal 2020 and increased as a percentage of net sales by approximately 420 bps to 13.1% in the third quarter of fiscal 2020, primarily due to the factors discussed above.
Interest Expense
Interest expense increased $6.4 million, or 64.0%, to $16.3 million in the third quarter of fiscal 2020. Weighted-average borrowings for the third quarter of fiscal 2020 were $1.24 billion at an effective interest rate of 5.25%, compared to weighted-average borrowings for the third quarter of fiscal 2019 of $735.2 million at an effective interest rate of 5.34%.
The increase in weighted-average borrowings during the third quarter of fiscal 2020 was attributable to the issuance of $500 million in principal amount of senior notes due 2025 in the second quarter of fiscal 2020 to strengthen our cash position. The decrease in the effective interest rate for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 was primarily due to lower LIBOR rates under our secured revolving credit facility.
Other (Income) Expense, Net
Other (income) expense, net reflected income of $2.8 million in the third quarter of fiscal 2020 compared to expense of $0.5 million in the third quarter of fiscal 2019, primarily due to strengthening of the Canadian dollar resulting in remeasurement gains of our U.S. dollar denominated payables in Canada and increased investment income.
Income Taxes
Our consolidated income tax provision increased $5.7 million, or 42.3%, to $19.0 million in the third quarter of fiscal 2020. Our effective tax rate was 19.0% in the third quarter of fiscal 2020 compared to 18.2% in the third quarter of fiscal 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Income
Our consolidated net income increased $21.0 million, or 34.8%, to $81.2 million in the third quarter of fiscal 2020. This increase was due to the factors previously discussed.
Results by Segment - Third Quarter of Fiscal 2020 compared to Third Quarter of Fiscal 2019
The following table summarizes net sales and operating income, by segment, for the third fiscal quarter ended September 26, 2020 and September 28, 2019:

	Fiscal quarter ended
(dollars in thousands)	September 26, 2020	% of consolidated net sales	September 28, 2019	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$449,150	51.9%	$464,100	49.2%	$(14,950)	(3.2)%
U.S. Wholesale	302,135	34.9%	352,256	37.3%	(50,121)	(14.2)%
International	113,795	13.2%	126,966	13.5%	(13,171)	(10.4)%
Consolidated net sales	$865,080	100.0%	$943,322	100.0%	$(78,242)	(8.3)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$47,559	10.6%	$49,472	10.7%	$(1,913)	(3.9)%
U.S. Wholesale	65,718	21.8%	54,391	15.4%	11,327	20.8%
International	17,400	15.3%	6,136	4.8%	11,264	183.6%
Unallocated corporate expenses	(17,150)	n/a	(26,129)	n/a	8,979	34.4%
Consolidated operating income	$113,527	13.1%	$83,870	8.9%	$29,657	35.4%
Comparable Sales Metrics
As stores reopened and remained open for the third quarter of fiscal 2020, although in some instances operating with reduced hours, we are including in our management's discussion and analysis for the third quarter of fiscal 2020 comparable sales metrics for our company-owned retail stores and our eCommerce sites in our U.S. Retail and International segments.
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
U.S. Retail
U.S. Retail segment net sales decreased $15.0 million, or 3.2%, to $449.2 million in the third quarter of fiscal 2020. The decrease in net sales was primarily driven by decreased retail store traffic as a result of disruptions related to COVID-19, partially offset by an increase in eCommerce sales. Comparable net sales, including retail stores and eCommerce, decreased 3.5% during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 primarily driven by the factors mentioned above. As of September 26, 2020, we operated 863 retail stores in the U.S., of which 854 were open, compared to 862 as of December 28, 2019.
U.S. Retail segment operating income decreased $1.9 million, or 3.9%, to $47.6 million in the third quarter of fiscal 2020. Operating margin decreased 10 bps to 10.6% in the third quarter of fiscal 2020. Operating income in the third quarter of fiscal 2019 included an intangible asset impairment charge of $1.2 million related to the Skip Hop tradename. The primary drivers of the decrease in operating margin were a 60 bps increase in gross margin, the intangible asset impairment charge in the third

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter of fiscal 2019 that did not re-occur in the third quarter of fiscal 2020, and a 90 bps increase in SG&A rate. The increase in gross margin was primarily due to an increase in eCommerce average selling prices as a result of decreased promotions and decreased inventory provisions, partially offset by deleverage of in-bound transportation costs and increased inventory-related handling costs. The increase in the SG&A rate was primarily due to increased eCommerce costs due to an increase in eCommerce demand, incremental COVID-19 related charges, impairment charges on operating lease assets, and deleveraged retail store expenses as a result of decreased retail store traffic, partially offset by decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, decreased performance-based compensation expense, and other reductions in spending.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $50.1 million, or 14.2%, to $302.1 million in the third quarter of fiscal 2020, primarily due to decreased sales to certain of our wholesale customers as a result of disruptions related to COVID-19, partially offset by an increase in net sales of our exclusive Carter's brands.
U.S. Wholesale segment operating income increased $11.3 million, or 20.8%, to $65.7 million in the third quarter of fiscal 2020. Operating margin increased 640 bps to 21.8% in the third quarter of fiscal 2020. Operating income in the third quarter of fiscal 2019 included intangible asset impairment charges of $19.1 million related to the Skip Hop tradename. The primary drivers of the increase in operating margin were the intangible asset impairment charge in the third quarter of fiscal 2019 that did not re-occur in fiscal 2020, a 160 bps increase in gross margin, and a 90 bps increase in the SG&A rate. The increase in gross margin was primarily due to better than expected sales of inventory that was reserved in the first quarter of fiscal 2020 due to COVID-19 related disruptions, partially offset by deleverage of in-bound transportation costs. The increase in the SG&A rate was primarily due to increased bad debt expense and incremental COVID-19 related charges, partially offset by decreased performance-based compensation expense and other reductions in spending.
International
International segment net sales decreased $13.2 million, or 10.4%, to $113.8 million in the third quarter of fiscal 2020. Changes in foreign currency exchange rates used for translation had a $2.0 million unfavorable effect on International segment net sales in the third quarter of fiscal 2020. The decrease in net sales is primarily due to decreased wholesale shipments to our international partners and decreased retail store traffic as a result of disruptions related to COVID-19, partially offset by growth in Canadian eCommerce and the addition of our Mexico eCommerce in late fiscal 2019.
Canadian comparable net sales, including retail stores and eCommerce, increased 6.8% during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, primarily due to growth in Canadian eCommerce. As of September 26, 2020, we have reopened all of our stores in Canada and Mexico. As of September 26, 2020, we operated 196 and 45 retail stores in Canada and Mexico, respectively, compared to 201 and 46 as of December 28, 2019.
International segment operating income increased $11.3 million, or 183.6%, to operating income of $17.4 million in the third quarter of fiscal 2020. Operating margin increased 1,050 bps to 15.3% in the third quarter of fiscal 2020. Operating income in the third quarter of fiscal 2019 included intangible asset impairment charges of $10.5 million related to the Skip Hop tradename. The increase in the operating margin was primarily attributable to the intangible asset impairment charge in the third quarter of fiscal 2019 that did not re-occur in fiscal 2020, a 200 bps increase in gross margin, a 30 bps increase in royalty income, and a 10 bps increase in the SG&A rate. The increase in gross margin was primarily due to an increase in eCommerce average selling prices and decreased inventory provisions, partially offset by unfavorable foreign currency exchange rates. The increase in royalty income was primarily due to increased sales from our international licensees. The increase in the SG&A rate was primarily due to a deleverage of retail store expenses as a result of decreased retail store traffic and increased eCommerce costs due to an increase in eCommerce demand, partially offset by decreased marketing costs due to a reduction in spend, reductions in performance-based compensation expense, and other reductions in spending.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $9.0 million, or 34.4%, to $17.2 million in the third quarter of fiscal 2020. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 80 bps to 2.0% in the third quarter of fiscal 2020 primarily due to spending reductions, partially offset by decreased consolidated net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THREE FISCAL QUARTERS ENDED SEPTEMBER 26, 2020 COMPARED TO THREE FISCAL QUARTERS ENDED SEPTEMBER 28, 2019
The following table summarizes our results of operations. All percentages shown in the table and the discussion that follows have been calculated using unrounded numbers.

	Three fiscal quarters ended
(dollars in thousands, except per share data)	September 26, 2020	September 28, 2019	$ Change	% / bps Change
Consolidated net sales	$2,034,437	$2,418,764	$(384,327)	(15.9)%
Cost of goods sold	1,170,778	1,376,336	(205,558)	(14.9)%
Adverse purchase commitments (inventory and raw materials), net	16,166	1,354	14,812	nm
Gross profit	847,493	1,041,074	(193,581)	(18.6)%
Gross profit as % of consolidated net sales	41.7%	43.0%		(130) bps
Royalty income, net	19,989	27,371	(7,382)	(27.0)%
Royalty income as % of consolidated net sales	1.0%	1.1%		(10) bps
Selling, general, and administrative expenses	767,237	828,540	(61,303)	(7.4)%
SG&A expenses as % of consolidated net sales	37.7%	34.3%		340 bps
Goodwill impairment	17,742	—	17,742	nm
Intangible asset impairment	26,500	30,800	(4,300)	(14.0)%
Operating income	56,003	209,105	(153,102)	(73.2)%
Operating income as % of consolidated net sales	2.8%	8.6%		(580) bps
Interest expense	40,523	28,667	11,856	41.4%
Interest income	(1,217)	(937)	(280)	29.9%
Other expense, net	2,647	474	2,173	nm
Loss on extinguishment of debt	—	7,823	(7,823)	nm
Income before income taxes	14,050	173,078	(159,028)	(91.9)%
Income tax provision	3,347	34,423	(31,076)	(90.3)%
Effective tax rate(*)	23.8%	19.9%		390 bps
Net income	$10,703	$138,655	$(127,952)	(92.3)%

Basic net income per common share	$0.25	$3.08	$(2.83)	(91.9)%
Diluted net income per common share	$0.24	$3.06	$(2.82)	(92.2)%
Dividend declared and paid per common share	$0.60	$1.50	$(0.90)	(60.0)%

(*)	Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding.
Consolidated Net Sales
Consolidated net sales decreased $384.3 million, or 15.9%, to $2.03 billion in the first three quarters of fiscal 2020. This decrease primarily reflected the temporary closure of our retail stores, particularly during the months of March, April, and May, and decreased sales to certain of our wholesale customers as a result of disruptions related to the COVID-19 pandemic, partially offset by an increase in net sales through our eCommerce channel. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2020, as compared to the first three quarters of fiscal 2019, had an unfavorable effect on our consolidated net sales of approximately $4.7 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $193.6 million, or 18.6%, to $847.5 million in the first three quarters of fiscal 2020. Consolidated gross margin decreased 130 bps to 41.7% in the first three quarters of fiscal 2020.
The decrease in consolidated gross profit and gross margin was primarily due to lower net sales across our business segments, increased inventory provisions, the recognition of other adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic, channel mix, and increased inventory-related handling costs, partially offset by an increase in eCommerce average selling prices as a result of decreased promotions. The Company recorded inventory related charges of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$40.0 million, inclusive of adverse inventory and fabric purchase commitments of $16.2 million in the first three quarters of fiscal 2020, primarily due to disruptions related to the COVID-19 pandemic.
Royalty Income
Royalty income decreased $7.4 million, or 27.0%, to $20.0 million in the first three quarters of fiscal 2020, primarily as a result of decreased licensee sales volume due to business disruptions related to the COVID-19 pandemic. Additionally, in 2019, the Company ended a previous royalty arrangement with Target related to the Genuine Kids by OshKosh brand. The Company now sells the OshKosh brand to Target directly under a wholesale business model.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $61.3 million, or 7.4%, to $767.2 million in the first three quarters of fiscal 2020 and increased as a percentage of consolidated net sales approximately 340 bps to 37.7%. This increase as a percentage of consolidated net sales was primarily driven by lower net sales as a result of business disruptions related to the COVID-19 pandemic, increased eCommerce costs due to an increase in eCommerce demand, incremental COVID-19 related charges, organizational restructuring charges, impairment charges on operating lease assets, increased bad debt expense, and increased investments in technology initiatives, all partially offset by decreased performance-based compensation expense, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, and other reductions in spending.
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
Intangible Asset Impairment
In the first quarter of fiscal 2020, the Company recorded non-cash impairment charges of $15.5 million and $11.0 million related to its OshKosh and Skip Hop tradename assets that were recorded in connection with the acquisition of OshKosh B'Gosh, Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. The impairment reflected lower-than-expected actual sales, and lower projected sales and profitability due to decreased demand as a result of disruptions related to COVID-19.
During the third quarter of fiscal 2019, the Company recorded a non-cash charge of $30.8 million relative to the impairment of its Skip Hop tradename recorded in connection with the acquisition of Skip Hop Holdings, Inc. in 2017.
Operating Income
Consolidated operating income decreased $153.1 million, or 73.2%, to $56.0 million in the first three quarters of fiscal 2020 and decreased as a percentage of net sales by approximately 580 bps to 2.8% in the first three quarters of fiscal 2020, primarily due to the factors discussed above.
Interest Expense
Interest expense increased $11.9 million, or 41.4%, to $40.5 million in the first three quarters of fiscal 2020. Weighted-average borrowings for the first three quarters of fiscal 2020 were $1.04 billion at an effective interest rate of 5.10%, compared to weighted-average borrowings for the first three quarters of fiscal 2019 of $661.2 million at an effective interest rate of 5.45%.
The increase in weighted-average borrowings during the first three quarters of fiscal 2020 was attributable to the issuance of $500 million in principal amount of senior notes in May 2020, as well as to increased borrowings under our secured revolving credit facility beginning in March to strengthen our cash position. The decrease in the effective interest rate for the first three quarters of fiscal 2020 compared to the first three quarters of fiscal 2019 was primarily due to lower LIBOR rates and increased variable-rate borrowings under our secured revolving credit facility.
Other Expense, Net
Other expense, net increased $2.2 million in the first three quarters of fiscal 2020 primarily due to a foreign exchange loss on intercompany loans in the first quarter of fiscal 2020 related to the strengthening of the U.S. dollar.

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
Income Taxes
Our consolidated income tax provision decreased $31.1 million, or 90.3%, to $3.3 million in the first three quarters of fiscal 2020. Our effective tax rate was 23.8% in the first three quarters of fiscal 2020 compared to 19.9% in the first three quarters of fiscal 2019. The increase in effective tax rate primarily reflects the impact of goodwill impairments in the first quarter of fiscal 2020 with no corresponding tax benefit, partially offset by a greater portion of our income earned in jurisdictions with a tax rate lower than the U.S. tax rate.
Net Income
Our consolidated net income decreased $128.0 million, or 92.3%, to $10.7 million in the first three quarters of fiscal 2020. This decrease was due to the factors previously discussed.
Results by Segment - First Three Quarters of Fiscal 2020 compared to First Three Quarters of Fiscal 2019
The following table summarizes net sales and operating income, by segment, for the first three fiscal quarters ended September 26, 2020 and September 28, 2019:

	Three fiscal quarters ended
(dollars in thousands)	September 26, 2020	% of consolidated net sales	September 28, 2019	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,085,883	53.4%	$1,264,283	52.3%	$(178,400)	(14.1)%
U.S. Wholesale	706,009	34.7%	856,713	35.4%	(150,704)	(17.6)%
International	242,545	11.9%	297,768	12.3%	(55,223)	(18.5)%
Consolidated net sales	$2,034,437	100.0%	$2,418,764	100.0%	$(384,327)	(15.9)%

Operating income (loss):		% of segment net sales		% of segment net sales
U.S. Retail	$38,902	3.6%	$124,567	9.9%	$(85,665)	(68.8)%
U.S. Wholesale	89,141	12.6%	145,181	16.9%	(56,040)	(38.6)%
International	(15,819)	(6.5)%	15,351	5.2%	(31,170)	(203.0)%
Unallocated corporate expenses	(56,221)	n/a	(75,994)	n/a	19,773	26.0%
Consolidated operating income	$56,003	2.8%	$209,105	8.6%	$(153,102)	(73.2)%
U.S. Retail
U.S. Retail segment net sales decreased $178.4 million, or 14.1%, to $1.09 billion in the first three quarters of fiscal 2020. The decrease in net sales was primarily driven by temporary store closures and decreased retail store traffic in response to the COVID-19 pandemic, partially offset by an increase in eCommerce sales. Comparable net sales, including retail stores and eCommerce, decreased 14.5% during the first three quarters of fiscal 2020 compared to first three quarters of fiscal 2019 primarily driven by the factors mentioned above.
U.S. Retail segment operating income decreased $85.7 million, or 68.8%, to $38.9 million in the first three quarters of fiscal 2020. Operating margin decreased 630 bps to 3.6% in the first three quarters of fiscal 2020. Operating income in the first three quarters of fiscal 2020 included intangible asset impairment charges of $13.6 million and $0.5 million related to the OshKosh and Skip Hop tradenames, respectively. Operating income in the three quarters of fiscal 2019 included an intangible asset impairment charge of $1.2 million related to the Skip Hop tradename. The primary drivers of the decrease in operating margin were a 70 bps decrease in gross margin, a 10 bps decrease in royalty income, a 430 bps increase in SG&A rate, and the incremental intangible asset impairment charges. The decrease in gross margin was primarily due to increased excess inventory provisions as a result of COVID-19 and increased inventory-related handling costs, partially offset by an increase in eCommerce average selling prices as a result of decreased promotions. The decrease in royalty income was primarily due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

decreased licensee sales volumes due to business disruptions related to the COVID-19 pandemic. The increase in the SG&A rate was primarily due to increased eCommerce costs due to an increase in eCommerce demand, incremental COVID-19 related charges, deleverage of retail store expenses due to store closures and reduced retail store traffic, impairment charges on operating lease assets, investments in the U.S. Retail business and technology initiatives, and organizational restructuring, partially offset by decreased distribution and freight costs as a result of fewer units shipped to retail stores, decreased marketing costs due to a reduction in spend and the shift to eCommerce demand, and reductions in performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $150.7 million, or 17.6%, to $706.0 million in the first three quarters of fiscal 2020, primarily due to decreased sales to certain of our wholesale customers as a result of disruptions related to COVID-19, partially offset by an increase in net sales in our exclusive Carter's brands and an increase in average selling price per unit.
U.S. Wholesale segment operating income decreased $56.0 million, or 38.6%, to $89.1 million in the first three quarters of fiscal 2020. Operating margin decreased 430 bps to 12.6% in the first three quarters of fiscal 2020. Operating income in the first three quarters of fiscal 2020 included intangible asset impairment charges of $6.8 million and $1.6 million related to the Skip Hop and OshKosh tradenames, respectively. Operating income in the three quarters of fiscal 2019 included an intangible asset impairment charge of $19.1 million related to the Skip Hop tradename. The primary drivers of the decrease in operating margin were a 250 bps decrease in gross margin, a 30 bps decrease in royalty income, a 250 bps increase in SG&A rate, and decreased intangible asset impairment charges. The decrease in gross margin was primarily due to increased inventory provisions and other adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic, deleveraged in-bound transportation costs, and customer mix, partially offset by an increase in average selling price per unit. The decrease in royalty income was primarily a result of our customers' business disruptions and temporary store closures related to COVID-19 and the initiation of wholesale sales of the OshKosh brand at Target, which replaced a former royalty business model. The increase in the SG&A rate was primarily due to decreased sales due to customers' business disruptions and temporary store closures as a result of the COVID-19 pandemic, incremental COVID-19 related charges, and increased bad debt expense, partially offset by decreased selling expenses as a result of fewer units sold, reductions in performance-based compensation expense, and decreased marketing costs due to a reduction in spending.
International
International segment net sales decreased $55.2 million, or 18.5%, to $242.5 million in the first three quarters of fiscal 2020. Changes in foreign currency exchange rates used for translation had a $4.7 million unfavorable effect on International segment net sales in the first three quarters of fiscal 2020. The decrease in net sales is primarily due to a decrease in retail store sales in Canada and Mexico driven by temporary store closures in response to COVID-19 and decreased wholesale shipments to our international partners as a result of COVID-19, partially offset by growth in Canadian eCommerce, the addition of our Mexico eCommerce business in late fiscal 2019, and an increase in Mexico wholesale sales. Canadian comparable net sales, including retail stores and eCommerce, decreased 15.7% during the first three quarters of fiscal 2020 compared to the first three quarters of fiscal 2019 primarily due to the factors for Canada sales mentioned above.
International segment operating income decreased $31.2 million, or 203.0%, to a $15.8 million operating loss in the first three quarters of fiscal 2020. Operating margin decreased 1,170 bps to (6.5)% in the first three quarters of fiscal 2020. Operating loss in the first three quarters of fiscal 2020 included a $17.7 million goodwill impairment charge recorded to the Other International reporting unit, a $3.7 million intangible asset impairment charge related to the Skip Hop tradename, and a $0.3 million intangible asset impairment charge related to the OshKosh tradename. Operating income in the three quarters of fiscal 2019 included an intangible asset impairment charge of $10.5 million related to the Skip Hop tradename.
The decrease in the operating margin was primarily attributable to the goodwill impairment charge partially offset by decreased intangible asset impairment charges, a 310 bps decrease in gross margin, and a 330 bps increase in the SG&A rate. The decrease in gross margin was primarily due to increased excess inventory provisions and other adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic and deleveraged in-bound transportation costs, partially offset by an increase in eCommerce average selling prices. The increase in the SG&A rate was primarily due to incremental COVID-19 related charges, deleverage of retail store and distribution expenses as a result of temporary store closures and reduced retail store traffic, increased bad debt expense, and increased eCommerce costs due to an increase in eCommerce demand, partially offset by reductions in performance-based compensation expense and decreased marketing costs due to a reduction in spending.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Unallocated Corporate Expenses
Unallocated corporate expenses decreased $19.8 million, or 26.0%, to $56.2 million in the first three quarters of fiscal 2020. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 30 bps to 2.8% in the first three quarters of fiscal 2020. The decrease as a percentage of consolidated net sales was a result of spending reductions, including decreased performance-based compensation expense, offset by decreased consolidated net sales.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
We expect that our primary sources of liquidity will be cash and cash equivalents on hand along with available borrowing capacity under our secured revolving credit facility. In May 2020, the Company, through its wholly-owned subsidiary TWCC, issued $500 million principal amount of senior notes at par. During the second quarter of fiscal 2020, net proceeds from this issuance, along with cash on hand, were used to pay down $500 million of then outstanding borrowings under our secured revolving credit facility that was drawn down in March 2020 to improve liquidity. During the third quarter of fiscal 2020, we repaid the remainder of our borrowings under our secured revolving credit facility with cash on hand. We have increased our cash on hand by approximately $617 million as of September 26, 2020, compared to December 28, 2019. We further believe that cash flow from operations, although affected by reduced sales and net income for us, access to additional capital and increased flexibility under financial maintenance covenants, along with reductions in costs, and suspension of our share repurchase program and quarterly cash dividend, will allow us to manage the anticipated adverse impact of COVID-19 on our business operations for the foreseeable future. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. We will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. We believe that these available and anticipated sources will fund our projected requirements for at least the next twelve months. These sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading "Risk Factors" in our most recently filed Annual Report on Form 10-K, under the heading "Risk Factors" in Part II, Item 1A, in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, and in other reports filed with the Securities and Exchange Commission from time to time.
As of September 26, 2020, we had $831.2 million of cash and cash equivalents in major financial institutions, including $72.3 million in financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies.
Balance Sheet
Net accounts receivable at September 26, 2020 were $263.2 million compared to $293.2 million at September 28, 2019 and $251.0 million at December 28, 2019. The overall decrease of $30.0 million, or 10.2%, at September 26, 2020 compared to September 28, 2019 was primarily a result of reduced customer demand and an increase in our bad debt reserves as a result of COVID-19, offset in part by the timing of cash receipts. Due to the seasonal nature of our operations, the net accounts receivable balance at September 26, 2020 is not comparable to the net accounts receivable balance at December 28, 2019.
Inventories at September 26, 2020 were $646.6 million compared to $723.2 million at September 28, 2019 and $594.0 million at December 28, 2019. The decrease of $76.6 million, or 10.6%, at September 26, 2020 compared to September 28, 2019 primarily reflects reduced purchases and higher inventory provisions from disruptions related to COVID-19. Due to the seasonal nature of our operations, the inventories balance at September 26, 2020 is not comparable to the inventories balance at December 28, 2019.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the first three quarters of fiscal 2020 was $320.1 million compared to net cash provided by operating activities of $73.4 million in the first three quarters of fiscal 2019. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The increase in operating cash flow for the first three quarters of fiscal 2020 was primarily due to an extension of payment terms and deferrals of retail store lease payments, partially offset by lower earnings related to COVID-19.
Net Cash Used in Investing Activities
Net cash used in investing activities was $25.2 million for the first three quarters of fiscal 2020 compared to $45.4 million in the first three quarters of fiscal 2019 and is primarily related to capital expenditures for investments in information technology initiatives, new store openings, store remodels, and distribution center enhancements..

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In response to COVID-19, we decreased our total planned fiscal 2020 investment in capital expenditures from approximately $75 million to approximately $40 million. The $40 million of planned fiscal 2020 capital expenditures primarily relates to critical information technology initiatives, U.S. and international retail store openings and remodels, investments to strengthen our omni-channel capabilities, and distribution facility initiatives. The majority of the $35 million decrease relates to delayed store openings and the deferral of non-critical information technology initiatives.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $319.6 million in the first three quarters of fiscal 2020 compared to $44.4 million used in the first three quarters of fiscal 2019. The net increase in cash provided by financing activities in the first three quarters of fiscal 2020 was primarily due to an issuance of $500 million in principal amount of senior notes in May 2020 to improve our cash position in light of the uncertainty and disruption related to COVID-19, partially offset by the repayment of the remainder of our borrowings under our secured revolving credit facility with cash on hand. The first three quarters of fiscal 2019 reflected the redemption of $400 million in principal amount of senior notes, the premium paid on the early extinguishment of the $400 million senior notes, repurchases of common stock, and dividend payments, partially offset by the issuance of $500 million in principal amount of senior notes and an increase in borrowings on the revolving credit facility.
Secured Revolving Credit Facility
To improve our cash position in light of the uncertainty and disruption related to COVID-19, we drew $639.0 million under our secured revolving credit facility in the month of March 2020, and in May 2020 repaid a portion of the outstanding borrowings with the net proceeds of a new $500 million senior notes offering, as discussed below, and cash on hand. During the third quarter of fiscal 2020, we repaid the remainder of our borrowings under our secured revolving credit facility with cash on hand. As of September 26, 2020, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $7.0 million of outstanding letters of credit. As of September 26, 2020, approximately $743.0 million was available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
On May 4, 2020, the Company, through its wholly owned subsidiary, TWCC, entered into Amendment No.2 ("Amendment") to its fourth amended and restated credit agreement. This Amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021, and the ability to raise additional unsecured financing, at the our discretion.
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
In addition, the Amendment provides that during the period from May 4, 2020 through the date we deliver our financial statements and associated certificates relating to the third fiscal quarter of 2021, we must maintain a minimum liquidity (defined as cash-on-hand plus availability under its secured revolving credit facility) on the last day of each fiscal month of at least $700 million. Also, during this period, the availability of certain exceptions to the lien, investment, indebtedness, and restricted payment negative covenants (including those related to dividend payments and share repurchases) are limited or removed, and any incremental credit extensions and the possibility of collateral and covenant release periods are suspended.
Additionally, the Amendment provides that, among other things during the period from May 4, 2020 through the date we deliver our financial statements and associated certificates relating to the third quarter of fiscal 2021, interest rate margins applicable to the secured revolving credit facility were initially 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). The Amendment also provides for a commitment fee initially equal to 0.35% per annum and ranging from 0.15% per annum to 0.40% per annum, based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Approximately $1.2 million, including both bank fees and other third party expenses, has been capitalized in connection with the amendment and is being amortized over the remaining term of the secured revolving credit facility.
The interest rate margins applicable to our secured revolving credit facility as of September 26, 2020 were 1.625% for LIBOR rate loans and 0.625% for base rate loans. There were no U.S. dollar borrowings or foreign currency borrowings outstanding on September 26, 2020.
As of September 26, 2020, we were in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
On May 11, 2020, the Company's wholly-owned subsidiary, TWCC, completed the sale of $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, all of which were outstanding as of September 26, 2020. TWCC received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which TWCC used to repay borrowings outstanding under our secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Additionally, as of September 26, 2020, we had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, respectively.
Organizational Restructuring and Office Consolidation
During the first quarter of fiscal 2020, we announced several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies as well as the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia. In conjunction with these plans, we incurred approximately $1.2 million and $8.8 million for the third quarter and the first three quarters of fiscal 2020, respectively. As of September 26, 2020, we had approximately $1.3 million in reserves primarily related to severance and other termination benefits expected to be paid by the end of fiscal 2020. We expect to incur additional restructuring-related charges of approximately $1.0 million to $2.0 million through fiscal 2021. These charges primarily relate to accelerated depreciation, lease exit costs, severance, and relocation and recruiting costs.
Share Repurchases
On March 26, 2020, we announced that, in connection with the COVID-19 pandemic, we suspended our common stock share repurchase program, which permits repurchases in the open market, in negotiated transactions, or otherwise. The timing and amount of any future repurchases will be determined by us based on our evaluation of market conditions, share price, other investment priorities, and other factors. The share repurchase authorizations have no expiration date.
As a result, we did not repurchase and retire any shares in open market transactions during the third quarter of fiscal 2020. In the first quarter of fiscal 2020, we repurchased and retired 474,684 shares in open market transactions for approximately $45.3 million at an average price of $95.34 per share. In the first three quarters of fiscal 2019, we repurchased and retired 1,607,920 shares in open market transactions for approximately $147.5 million, at an average price of $91.71 per share.
The total remaining capacity under all remaining repurchase authorizations as of September 26, 2020 was approximately $650.4 million.
Dividends
We paid a cash dividend of $0.60 per share in the first quarter of fiscal 2020. On May 1, 2020, in connection with the COVID-19 pandemic, we suspended our quarterly cash dividend. The Board of Directors will evaluate future dividend declarations based on a number of factors, including business conditions, our financial performance, and other considerations. In each of the first three quarters of fiscal 2019, we paid quarterly cash dividends of $0.50 per share.
Provisions in our secured revolving credit facility have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock through the date we delivers our financial statements and associated certificates relating to the third fiscal quarter of 2021, and could have the effect of restricting our ability to do so thereafter, as described in our Annual Report on Form 10-K for the 2019 fiscal year ended December 28, 2019, and in Note 8, Long-Term Debt.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019, had a $2.0 million unfavorable effect on our International segment's net sales.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases for our Canadian and Mexican operations. As part of this hedging strategy, we may use foreign currency forward exchange contracts with maturities of less than 12 months to provide coverage throughout the hedging period. As of September 26, 2020, there were no open foreign currency forward exchange contracts.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our secured revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings outstanding for the first three quarters of fiscal 2020 were $288.3 million. An increase or decrease of 1% in the effective interest rate on that amount would increase or decrease our annual pre-tax interest expense by approximately $2.9 million.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 26, 2020.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the fiscal quarter ended September 26, 2020 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended September 26, 2020.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases

The following table provides information about share repurchases during the third quarter of fiscal 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
June 28, 2020 through July 25, 2020	—	—	—	$650,447,970

July 26, 2020 through August 22, 2020	1,744	$79.67	—	$650,447,970

August 23, 2020 through September 26, 2020	—	—	—	$650,447,970

Total	1,744	$79.67	—

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

CARTER’S, INC.

October 23, 2020	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 23, 2020	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)