Form 10-K
period 2021-01-02
CARTERS INC
filed 2021-02-26
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2021
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
(678) 791-1000
(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒ Accelerated Filer ☐
Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on June 27, 2020 as reported on the New York Stock Exchange was $2,804,873,786. As of February 19, 2021, there were 44,053,137 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter’s, Inc., scheduled to be held on May 20, 2021, will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 2, 2021.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 2, 2021

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws relating to our future performance. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. These forward-looking statements are based upon our current expectations and assumptions and are subject to various risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements including, but not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Actual results, events, and performance may differ significantly from the results discussed in the forward-looking statements. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except for any ongoing obligations to disclose material information as required by federal securities laws, the Company does not have any intention or obligation to update forward-looking statements after the filing of this Annual Report on Form 10-K. The inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
PART I
Our market share data is based on information provided by the NPD Group, Inc. (“NPD”). NPD data is based upon Consumer Panel TrackSM (consumer-reported sales) calibrated with selected retailers’ point of sale data for children’s apparel in the United States (“U.S.”) and represents the twelve-month period through the end of December 2020.
Unless otherwise indicated, references to market share in this Annual Report on Form 10-K are expressed as a percentage of total retail sales of the stated market. Some NPD market share data is presented based on age segments. The baby and young children’s apparel market in which we compete includes apparel products for ages zero to 10, and is divided into the zero to two-year-old baby market, the three- to four-year-old toddler market, and the five- to 10-year-old kids market. Note that Carter’s defines its product offerings by sizes: baby (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14). In addition, other NPD market share data is presented based on NPD’s definition of the baby and playclothes categories, which are different from Carter’s definitions of these categories.
Certain NPD data cited in prior Annual Reports on Form 10-K were based on an alternate methodology no longer employed by NPD and are not comparable to the current year presentation.
Unless the context indicates otherwise, in this filing on Form 10-K, “Carter’s,” the “Company,” “we,” “us,” “its,” and “our” refers to Carter’s, Inc. and its wholly owned subsidiaries.
Our trademarks and copyrights that are referred to in this Annual Report on Form 10-K, including Carter’s, OshKosh, OshKosh B’gosh, Baby B’gosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Little Collections, Little Planet, Carter’s little baby basics, Carter’s KID, Rewarding Moments, and Count on Carter’s, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional, or 53rd, week of results. Fiscal 2020 ended on January 2, 2021, fiscal 2019 ended on December 28, 2019, and fiscal 2018 ended on December 29, 2018. Fiscal 2020 contained 53 calendar weeks, and fiscal 2019 and fiscal 2018 both contained 52 calendar weeks.

ITEM 1. BUSINESS
Overview
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter’s and OshKosh B’gosh (or “OshKosh”), and a leading baby and young child lifestyle brand, Skip Hop.
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable necessities to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired the Skip Hop brand in February 2017.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. The baby and young children's apparel market ages zero to 10 in the U.S. is approximately $24 billion. In that market, our Carter’s brands, including our exclusive brands, have the #1 position with approximately 12% market share and our OshKosh brand has approximately 1% market share.
Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale sales channels, as well as omni-channel capabilities in the United States, enables us to reach a broad range of consumers around the world. At the end of fiscal 2020, our channels included 1,101 retail stores, approximately 19,800 wholesale locations, and eCommerce websites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
During fiscal 2020, the global pandemic, caused by the spread of the novel strain of coronavirus (“COVID-19”), negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and children’s clothing and accessories. For more information on the effects of the pandemic on the Company, and our response to the pandemic, see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy focuses on:
•providing the best value and experience in apparel and related products for young children;
•extending the reach of our brands; and
•improving profitability.
Our Brands
Carter’s & OshKosh B’gosh
Our Carter’s and OshKosh product offerings include apparel and accessories for babies (sizes newborn to 24 months), toddlers (sizes 2T to 5T), and kids (sizes 4-14).
For our Carter’s brand, our focus is on essential, high-volume apparel products for babies and young children, including bodysuits, pants, dresses, multi-piece knit sets, blankets, layette essentials, bibs, booties, sleep and play, rompers, and jumpers.

We attribute our leading market position to our strong value proposition, brand strength, unique colors, distinctive prints, and commitment to quality, as well as our broad wholesale distribution channel that includes successful and long-standing relationships with leading national retailers. Our marketing programs are targeted toward first-time parents, experienced parents, and gift-givers. Our Carter’s little baby basics product line, the largest component of our baby business, provides families with essential products and accessories, including value-focused multi-piece sets. We also have three exclusive Carter’s brands: our Child of Mine brand, which we sell at Walmart, our Just One You brand, which we sell at Target, and our Simple Joys brand, which we sell on Amazon. In February 2021, we re-launched our Little Planet brand, which focuses on clothing that is more sustainable and eco-friendly.
Carter’s is the leading brand in the zero to 10-year-old market in the United States, with particular strength in the zero to two-year-old segment. In fiscal 2020, our multi-channel business model enabled our Carter’s brands to maintain leading market share of approximately 12% in the zero to 10-year-old market, which represented approximately double the market share of the next largest brand. In addition, our Carter’s brands maintained the leading market position with approximately 23% in the zero to two-year-old baby market, which represented approximately four times the market share of the next largest brand, and maintained its leading market position with approximately 12% in the three to four-year-old toddler market, which represented nearly double the market share of the next largest brand.
The focus of the OshKosh brand is high-quality playclothes, including denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and bodysuits for everyday use. Our OshKosh brand is generally positioned towards an older age segment and at slightly higher average prices relative to the Carter’s brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. In fiscal 2020, our OshKosh brand’s market share was approximately 1% of the zero to 10-year-old apparel market in the United States.
For both our Carter’s and OshKosh brands, we employ cross-functional product teams to focus on the development of the brands and products. The teams include members from merchandising, art, design, sourcing, product development, marketing and planning, and follow a disciplined approach to fabric usage, color selection, and assortment productivity. We believe this disciplined approach to product development, which includes consumer research, results in a compelling product offering to consumers, reduces our exposure to short-term trends, and supports efficient operations.
We believe that we continuously strengthen our brand image with the consumer by differentiating our products through fabric and material improvements, new artistic applications, new packaging and presentation strategies, and marketing. We also attempt to differentiate our products and presentation through in-store fixturing, branding, signage, photography, and advertising, both in our stores and on our websites, as well as with our major wholesale customers.
Licensed Products
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Carter’s little baby basics brands to partners to expand our product offerings to include footwear, outerwear, accessories (such as hair accessories and jewelry), toys, paper goods, home décor, cribs and baby furniture, and bedding. As of the end of fiscal 2020, we had eight licensees who manufacture products under these brands. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers with a range of lifestyle products that complement and expand upon our baby and young children’s apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality products at attractive prices to provide value to the consumer.
We also partner with other brand owners to further expand our product offerings, including apparel with collegiate and professional sport teams’ logos.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to families with young children. Our Skip Hop brand is best known for its diaper bags, which we believe combine innovative functionality with attractive design. The Skip Hop brand offering also includes products for playtime, travel, mealtime, kid's bags, bath time, and home gear.
We believe Skip Hop is a global lifestyle brand. Skip Hop’s core philosophy and positioning begins and ends with its brand promise -- “Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes both an in-house design and a creative team, each of which is dedicated to meeting that goal. We carry Skip Hop brand products in our retail stores, and have increased investments in in-store fixturing, branding, and signage packages, along with digital advertising, to further strengthen the position of the Skip Hop brand.
Our Sales Channels
We sell our Carter’s, OshKosh, and Skip Hop branded products through multiple channels, both in the United States and globally.
U.S. Retail
Our U.S. Retail segment includes sales of our products through our U.S. retail stores and eCommerce sites, including through our omni-channel capabilities to allow our customers to buy on-line and pick-up in store (or curbside), buy-online and ship-to-store, and in-store buy on-line services.
Our U.S. retail stores are generally located in high-traffic strip shopping centers and malls in or near major cities or in outlet centers that are near densely-populated areas. We believe our brand strength and our product assortment have made our retail stores a destination for consumers seeking young children’s apparel and accessories.
Each of our stores carry an assortment of Carter’s, OshKosh, and/or Skip Hop branded products, as well as other products, depending on the store and location. Our stores average approximately 5,000 square feet per location, ranging from on average approximately 4,300 square feet per location for our formerly single-branded stores to approximately 7,400 square feet for our stores that consist of adjacent and connected Carter’s and OshKosh stores. As of the end of fiscal 2020, in the United States we operated 864 stores.
We regularly assess potential new retail store locations and closures based on demographic factors, retail adjacencies, competitive factors, and population density as part of a rigorous real estate portfolio optimization process.
We also sell our products through our U.S. eCommerce websites, which were re-launched in fiscal 2019, at www.carters.com, www.oshkoshbgosh.com, www.oshkosh.com, and www.skiphop.com, and our mobile application, which was re-launched in fiscal 2020.
We focus on the customer experience through store and eCommerce website design, visual aesthetics, clear product presentation, and experienced customer service. Our eCommerce websites also feature product recommendations and on-line-only offerings. We strive to create a seamless omni-channel experience between our retail stores and our eCommerce websites, as more fully described below under “Our Customer and Marketing Strategy.”
U.S. Wholesale
Our U.S. Wholesale segment includes sales of our products to our U.S. wholesale customers.
Our Carter’s brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Costco, JCPenney, Kohl’s, and Macy’s. Additionally, we sell our Child of Mine exclusive brand at Walmart, our Just One You exclusive brand at Target, and our Simple Joys exclusive brand on Amazon.
Our OshKosh brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon, Kohl’s, and Target.
Our Skip Hop brand wholesale customers in the United States include major retailers, such as, in alphabetical order, Amazon, buybuy BABY, and Target.
We collaborate with our wholesale customers to provide a consistent and high-level of service, and to drive growth through eCommerce, replenishment, product mix, and brand presentation initiatives. We also have frequent meetings with the senior management of key accounts to align on strategic growth plans.
International
Our International segment includes sales of our products through our retail stores and eCommerce sites in Canada and Mexico. As of the end of fiscal 2020, in Canada we operated 193 co-branded Carter’s and OshKosh retail stores and an eCommerce site at www.cartersoshkosh.ca, and in Mexico we operated 44 retail stores and an eCommerce site at www.carter.com.mx.
Our International segment includes sales of our products to wholesale accounts outside of the United States, such as, in alphabetical order, Amazon, Costco, and Walmart.

In addition, we license our Carter’s and OshKosh brands to international customers that sell our products through branded retail and online stores, as well as to wholesale customers, within their licensed territories. Our International segment includes sales of our products to these licensees, and royalty income based on sales made by certain licensees. As of the end of fiscal 2020, we had approximately 38 international licensees who operated in over 90 countries.
Our Customer and Marketing Strategy
For all of our brands, our marketing is predominantly focused on driving brand preference and engagement with millennial customers, including through strengthening and evolving our digital programs. Our omni-channel approach allows the customer to experience our brands as a seamless shopping experience in the channel of their choice. In fiscal 2019, we launched capabilities to allow our customers to buy on-line and pick-up in store, complementing our existing buy-on-line, ship-to-store and in-store buy on-line services. In fiscal 2020, we continued to enhance and expand our omni-channel capabilities, including curbside pick-up at our retail stores.
We operate our Rewarding Moments loyalty and rewards program in the United States to drive customer traffic, sales, and brand loyalty. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2020, our U.S. retail sales were predominantly made to customers who are members of Rewarding Moments.
In fiscal 2019, we launched a new Carter’s credit card program in the United States. The Carter’s credit card complements and enhances our existing Rewarding Moments loyalty program and provides new benefits for our customers, including free shipping on every eCommerce order, double Rewarding Moments points, and exclusive cardholder-only events.
Our investments in marketing, our loyalty program, and new consumer-facing technologies are focused on acquiring new customers, developing stronger relationships with our existing customers, and extending their connections with our brands. Our goal is to have the most top-of-mind, preferred brands in the young children’s market and to connect with a diverse, digitally savvy customer.
Our Global Sourcing Network
We do not own any raw materials or manufacturing facilities. We source all of our garments and other products from a global network of third-party suppliers, primarily located in Asia. We source the remainder of our products primarily through Central America. During fiscal 2020, approximately 76% of our product was sourced from Cambodia, Vietnam, China, and Bangladesh, and approximately 78% of the fabric that is used in the manufacture of our products is sourced from China, with the remainder primarily from Bangladesh, Thailand, and Taiwan.
Our sourcing operations are based in Hong Kong in order to facilitate better service and manage the volume of manufacturing in Asia. Our Hong Kong office acts as an agent for substantially all of our sourcing in Asia and monitors production at manufacturers’ facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished garments to our distribution facilities. We also have sourcing operations in Cambodia, Vietnam, China, and Bangladesh to help support these efforts.
Prior to placing production, and on a recurring basis, we conduct assessments of political, social, economic, trade, labor and intellectual property protection conditions in the countries in which we source our products, and we conduct assessments of our manufacturers and supply chain, as discussed under “—Corporate Social Responsibility” below. In connection with the manufacture of our products, manufacturers purchase raw materials including fabric and other materials (such as linings, zippers, buttons, and trim) at our direction. Prior to commencing the manufacture of products, samples of raw materials are sent to us for approval. We regularly inspect and supervise the manufacture of our products in order to maintain quality control, monitor compliance with our manufacturing specifications and social responsibility standards and to ensure timely delivery. We also inspect finished products at the manufacturing facilities.
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
Corporate Social Responsibility
We have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our social responsibility standards before we place orders for product with that factory, including factories utilized by companies that we acquire. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to suggest improvements when necessary, and we integrate this information into our on-going sourcing decisions. Our vendor code of conduct, with which we require our factories to comply, outlines our standards for supplier behavior in creating a fair and safe workplace, and covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters. In addition, our social responsibility policy establishes our expectations for our global suppliers and guides our oversight. This policy is derived from the policies, standards, and conventions of the International Labor Organization, and includes a commitment to the Universal Declaration of Human Rights.
Our Global Distribution Network
The majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.
In the United States, we operate two distribution centers in Georgia: an approximately 1.1 million square-foot multi-channel facility in Braselton and a 0.5 million square-foot facility in Stockbridge. We also outsource distribution activities to third party logistics providers located in California. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, preparing them for retail and wholesale presentation, and shipping them to our wholesale customers, retail stores, and eCommerce customers.
Internationally, we operate directly or outsource our distribution activities to third party logistics providers in Canada, China, Mexico, and Vietnam to support shipment to the United States, as well as our international wholesale accounts, international licensees, international eCommerce operations, and Canadian and Mexican retail store networks.
Governmental Regulation
We are subject to laws, regulations and standards set by various governmental authorities around the world, including in the United States, Canada, and Mexico, including:
•those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (“SEC”), and the New York Stock Exchange (“NYSE”);
•the U.S. Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws;
•health care, employment and labor laws;
•product and consumer safety laws, including those imposed by the U.S. Consumer Product Safety Commission and the Americans with Disabilities Act of 1990;
•data privacy laws, including the E.U. General Data Protection Act and the California Consumer Privacy Act;
•trade, transportation and logistics related laws, including tariffs and orders issued by Customs and Border Protection; and
•applicable environmental laws.
A substantial portion of our products is imported into the United States, Canada, and Mexico. These products are subject to various customs laws, which may impose tariffs, as well as quota restrictions. In addition, each of the countries in which our products are sold has laws and regulations covering imports. The United States and other countries in which our products are sold may impose, from time to time, new duties, tariffs, surcharges, or other import controls or restrictions, or adjust presently prevailing duty or tariff rates or levels. We, therefore, actively monitor import restrictions and developments and seek to minimize our potential exposure to import related risks through shifts of production among countries, including consideration of countries with tariff preference and free trade agreements, manufacturers, and geographical diversification of our sources of supply.
Additionally, we are subject to various other federal, state, local and foreign laws and regulations that govern our activities, operations, and products, including data privacy, truth-in-advertising, accessibility, customs, wage and hour laws and regulations, and zoning and occupancy ordinances that regulate retailers generally and govern the promotion and sale of merchandise and the operation of retail stores and eCommerce sites. Noncompliance with these laws and regulations may result in substantial monetary penalties and criminal sanctions.
Competition
The baby and young children’s apparel and accessories market is highly competitive. Competition is generally based on a variety of factors, including comfort and fit, quality, pricing, experience, and selection. Both branded and private label manufacturers as well as specialty apparel retailers aggressively compete in the baby and young children’s apparel market. Our primary competitors include (in alphabetical order): Gap, Old Navy, and The Children’s Place (specialty apparel); Cat & Jack and Garanimals (private label); and Disney, Nike, and Under Armour (national brands). Because of the highly fragmented nature of the industry, we also compete with many small manufacturers and retailers. We believe that the strength of our brand names, combined with our breadth and value of product offerings, longevity in the marketplace, distribution footprint, and operational expertise, position us well against these competitors.
Seasonality and Weather
We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays and key retail shopping periods, which generally have resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full fiscal year. In addition, our business is susceptible to unseasonable weather conditions, which could influence consumer trends, customer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season could affect the timing of, and reduce or shift, demand.
Human Capital Resources
As of the end of fiscal 2020, we had approximately 18,000 employees globally. Of these, approximately 14,000 of our employees worked in our retail stores across North America, 2,200 employees worked in our distribution centers, and 1,800 employees worked in our various corporate offices around the world. Approximately 15,200 employees worked in the United States, 2,100 employees worked in Canada, 300 employees worked in Mexico, and 400 employees worked in other countries, including Hong Kong. As of the end of fiscal 2020, approximately 150 employees were unionized employees, all of whom were in Mexico. We believe we have good labor relationships with our employees.
Talent and Development
Everything we do is guided by our core values:
•Act with Integrity
•Exceed Expectations
•Inspire Innovation
•Succeed Together
•Invest in People
We believe that to succeed as a business and to positively impact families and our communities, we must first create and maintain an inclusive, supportive workplace culture that fosters high employee engagement. We believe deeply in developing our employees and offer numerous formal training opportunities as well as ongoing informal on-the-job learning, including:
•mentoring, reverse mentoring, and executive development programs that nurture emerging talent and facilitate cross-generational knowledge sharing, benefitting employees at all stages of their careers;
•development days, when employees step away from their day-to-day responsibilities for curated professional growth opportunities;
•online courses and formal development programs designed to enhance personal leadership skills, business acumen, and people management skills, as well as specialized development resources for our retail store, distribution center and office employees; and

•each year, we award 20 scholarships to Carter’s employees and children of employees to attend an accredited college or university.
Diversity and Inclusion
Additionally, we are committed to ensuring that our workforce reflects our diverse world through a range of efforts to broaden diversity and ensure fairness across our global enterprise. Our Diversity & Inclusion (“D&I”) efforts are driven by cross-functional teams charged with guiding and implementing the organization’s D&I efforts. These teams oversee our efforts to establish and improve inclusive policies in four key areas of our management processes: leadership, strategies and processes, programs and benefits, and policies and compliance. We continually measure and monitor diversity metrics including pay equity, retention, new hires, internal promotions and identified successors, and our D&I education equips employees with the tools and support needed to further enhance a workplace culture of inclusion.
Health and Safety
We maintain a safety culture with the goal of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our performance closely. In response to the ongoing COVID-19 pandemic, we have implemented and continue to implement safety measures in all our facilities to protect our customers and employees, including ensuring social distancing, frequent cleaning, and masks for all in our retail stores, and maintaining safe working distances and conditions at our distribution centers.
Available Information
Our primary internet address is www.carters.com. On our investor relations website (ir.carters.com), we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. We also make available on our website the Carter’s Code of Ethics, our corporate governance principles, and the charters for the Compensation, Audit, and Nominating and Corporate Governance Committees of the Board of Directors. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the SEC. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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
Risks Related to Global and Macroeconomic Conditions
The ongoing COVID-19 pandemic and other global crises have had and may in the future have a significant adverse effect on our business, financial condition, and results of operations.
Global crises, including political instability or other global events that result in the disruption of trade or our sales operations, have had and may in the future have a significant adverse effect on our business, financial condition, and results of operations.
For example, in December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and former President Trump declared a national emergency. Federal, state and local governments and private entities mandated and continue to mandate various restrictions as new waves of the pandemic and new strains of the virus spread across the globe, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and children’s clothing and accessories. As a result, the COVID-19 pandemic has had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. The extent to which COVID-19 impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the efficacy, scope and duration of actions to limit the spread of COVID-19 or treat its impact, among others.
Similarly, we are also subject to general political and economic risks in connection with our global operations, including political instability, terrorist attacks, and changes in diplomatic and trade relationships, any of which may have a significant adverse effect on our business, financial condition, and results of operations.
Our business is sensitive to overall levels of consumer spending, particularly in the young children’s apparel market.
Both retail and wholesale consumer demand for young children’s apparel and accessories, specifically brand name apparel products, is affected by the overall level of consumer spending. Overall spending in the market is affected by a number of global and macroeconomic factors, such as overall economy and employment levels, uncertainty in the political climate, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, the availability of tax credits, interest rates, levels of consumer indebtedness, foreign currency exchange rates, weather, and overall levels of consumer confidence. Additionally, birth rate fluctuations, which in turn affect the number of customers that are acquired and retained, can have a material impact on consumer spending and our business. For instance, in recent years we have seen a reduction in the birth rate in the United States, and a reduction in the size of the market for young children’s apparel and accessories. Reductions, or lower-than-expected growth, in the level of discretionary or overall end consumer spending may have a material adverse effect on our sales and results of operations.
Risks Related to Our Brands and Product Value
The acceptance of our products in the marketplace is affected by consumer tastes and preferences, along with fashion trends.
We believe that our continued success depends on our ability to create products that provide a compelling value proposition for our consumers in all of our distribution channels. There can be no assurance that the demand for our products will not decline, or that we will be able to successfully and timely evaluate and adapt our products to changes in consumer tastes and preferences or fashion trends. If demand for our products declines, promotional pricing may be required to sell out-of-season or excess merchandise, and our profitability and results of operations could be adversely affected.
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
The value of our brands, and our sales, could be diminished if we are associated with negative publicity, including through actions by our employees, and our vendors, independent manufacturers, and licensees, over whom we have limited control.
Although we maintain policies with our employees, vendors, independent manufacturers, and licensees that promote ethical business practices, and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of these entities, we do not control our vendors, independent manufacturers, or licensees, or their practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, anti-bribery laws, or other policies or laws by these employees, vendors, independent manufacturers, or licensees could damage the image and reputation of our brands and could subject us to liability. As a result, negative publicity regarding us or our brands or products, including licensed products, could adversely affect our reputation and sales. Further, while we take steps to ensure the reputations of our brands are maintained through license and vendor agreements, there can be no guarantee that our brand image will not be negatively affected through its association with products or actions of our licensees or vendors.
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
Risks Related to Operating a Global Business
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
The global baby and young children’s apparel and accessories market is very competitive, and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers including in certain instances some of our wholesale accounts. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, and adopt more aggressive pricing strategies than we can.
Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues.
A significant amount of our business is with our wholesale customers. For fiscal 2020, we derived approximately 33% of our consolidated net sales from our U.S. Wholesale segment and approximately 32% of our consolidated net sales from our top ten wholesale customers. As of the end of fiscal 2020, approximately 92% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
As a result, we face the risk that if one or more of these customers significantly decreases their business or terminates their relationship with us as a result of financial difficulties (including bankruptcy or insolvency), competitive forces, consolidation, reorganization, or other reasons, then we may have significant levels of excess inventory that we may not be able to place elsewhere, a material decrease in our sales, or material impact on our operating results. In addition, our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers were to deteriorate, or such customer fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.
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
We also must be able to effectively renew our existing store leases on acceptable terms. In addition, from time to time, particularly in response to the ongoing COVID-19 pandemic, we may seek to renegotiate existing lease terms or downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to renew existing store leases, secure adequate new lease terms, or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.
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
The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business in the United States, Canada, and Mexico include:
•the failure of the computer systems, including those of third-party vendors, that operate our eCommerce sites and mobile applications, including, among others, inadequate system capacity, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
•disruptions in telecommunications services or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers on-time and without damage;
•rapid technology changes;
•the failure to deliver products to customers on-time and within customers’ expectations;
•credit or debit card, or other electronic payment-type, fraud;
•the diversion of sales from our physical stores;
•natural disasters or adverse weather conditions;
•changes in applicable federal, state and international regulations;
•liability for online content; and
•consumer privacy concerns and regulation.
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
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs (which occurred, for example, in the first fiscal quarter of 2020 due to the COVID-19 pandemic) and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image, as well as our results of operations and financial condition.
Our profitability may decline as a result of increasing pressure on margins, including deflationary pressures on our selling prices and increases in production costs and costs to serve.
The global apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment, and changes in consumer demand. The demand for baby and young children’s apparel and accessories in particular may also be subject to other external factors, such as general inflationary pressures, as well as the costs of our products, which are driven in part by the costs of raw materials (including cotton and other commodities), labor, fuel, transportation and duties, any increases in mandatory minimum wages, and the costs to deliver those products to our customers. If external pressures cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, or if we are unable to fully optimize prices or pass on increased costs to our customers, our profitability could decline. This could have a material adverse effect on our results of operations, liquidity, and financial condition.
Our revenues, product costs, and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.
We have operations in Canada, Mexico, and Asia, and our vendors, independent manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has experienced significant volatility in recent years. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the businesses of our independent manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.
Our business could suffer a material adverse effect from unseasonable or extreme weather conditions, or other effects of climate change.
Our business is susceptible to unseasonable weather conditions, which could influence customer demand, consumer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season have in the past and could in the future affect the timing of and reduce or shift demand, and thereby could have an adverse effect on our operational results, financial position, and cash flows. In addition, extreme weather conditions in the areas in which our stores are located could negatively affect our business, operational results, financial position, and cash flows. For example, frequent or unusually heavy or intense snowfall, flooding, hurricanes, or other extreme weather conditions over an extended period have caused and could in the future cause our stores to close for a period of time or permanently, and could make it difficult for our customers to travel to our stores, which in turn could negatively impact our operational results.
In addition, there is concern that climate changes could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. These changes may increase the effects described above, and changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key materials, such as cotton. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Risk Relating to Litigation
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
In addition, as previously reported, in 2009 the SEC and the U.S. Attorney’s Office began conducting investigations, with which we cooperated, related to customer margin support provided by us, including undisclosed margin support commitments and related matters. In December 2010, we entered into a non-prosecution agreement with the SEC pursuant to which the SEC agreed not to charge us with any violations of federal securities laws, commence any enforcement action against us, or require us to pay any financial penalties in connection with the SEC investigation of customer margin support provided by us, conditioned upon our continued cooperation with the SEC’s investigation and with any related proceedings. We have incurred, and may continue to incur, substantial expenses for legal services due to the SEC and U.S. Attorney’s Office investigations and any related proceedings. These matters may continue to divert management’s time and attention away from operations. We also expect to bear additional costs pursuant to its advancement and indemnification obligations to directors and officers under the terms of our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset all of the costs incurred in connection with these proceedings.
Risks Related to Cybersecurity, Data Privacy, and Information Technology
Our systems, and those of our vendors, containing personal information and payment card data of our retail store and eCommerce customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.
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

Risks Related to our Global Supply Chain and Labor Force
We source substantially all of our products through foreign production arrangements. Our dependence on foreign supply sources are subject to risks associated with global sourcing and manufacturing which could result in disruptions to our operations.
We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our Hong Kong sourcing office. Our global supply chain could be negatively affected due to a number of factors, including:
•political instability (including between the People’s Republic of China and Hong Kong) or other global events resulting in the disruption of operations or trade in or with foreign countries from which we source our products;
•the occurrence of a natural disaster, unusual weather conditions, or a disease epidemic in foreign countries from which we source our products;
•financial instability, including bankruptcy or insolvency, of one or more of our major vendors;
•the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, including those that the U.S. government has and may implement on imports from China;
•increased costs of raw materials (including cotton and other commodities), labor, fuel, and transportation;
•interruptions in the supply of raw materials, including cotton, fabric, and trim items;
•increases in the cost of labor in our sourcing locations;
•changes in the U.S. customs procedures concerning the importation of apparel products;
•unforeseen delays in customs clearance of any goods;
•disruptions in the global transportation network, such as a port strike, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism, or war;
•the application of adverse foreign intellectual property laws;
•the ability of our vendors to secure sufficient credit to finance the manufacturing process, including the acquisition of raw materials;
•potential social compliance concerns resulting from our use of international vendors, independent manufacturers, and licensees, over whom we have limited control;
•manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods, such as air-freight services; and
•other events beyond our control that could interrupt our supply chain and delay receipt of our products into the United States, Canada, and Mexico.
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to deliver to our customers. For example, in fiscal 2020 the COVID-19 pandemic had a material adverse effect on our sourcing operations, particularly in China and the rest of Asia, and has slowed our ability to import products into North America. Also, in fiscal 2020 and 2021, the U.S. Government took significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including withhold release orders issued by U.S. Customs and Border Protection, which may in turn have an effect on global supply chains, including our own supply chains for cotton and cotton-containing products, and the price of cotton in the marketplace.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2020, we purchased approximately 58% of our products from ten vendors, of which approximately half comes from three vendors. Additionally, we estimate that approximately 78% of the fabric that is used in the manufacture our products is sourced from China. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors become insolvent or experience financial difficulties, manufacturing capacity constraints, or significant labor disputes) our business, results of operations, and financial condition may be adversely affected.

Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at third party factories where our goods are produced, the shipping ports we use, or our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the west coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of this west coast port and unions have in the past resulted in a significant backlog of cargo containers entering the United States. In the past, the insolvency of a major shipping company has also had an effect on our supply chain. As a result, we have in the past experienced delays in the shipment of our products. In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.
Our inability to effectively source and manage inventory could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.
We source all of our products from a global network of third-party suppliers. If we experience significant increases in demand, or need to replace an existing vendor or shift production to vendors in new countries, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new vendors, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our quality control standards. In the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, such as an in ability to source from a particular vendor or geographic region, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could have a material adverse effect on our operating results or cash flows.
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
We handle a large portion of our merchandise distribution for our U.S. stores and our eCommerce operations from our facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at our distribution facility (such as a high level of demand during peak periods) or because of natural disasters, health issues, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. In addition, we use an automated system that manages the order processing for our eCommerce business. In the event that this system becomes inoperable for any reason, we may be unable to ship orders in a timely manner, and as a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact our sales and profitability.
Risks Relating to Our International Expansion
We may be unsuccessful in expanding into international markets.
We cannot be sure that we can successfully complete any planned international expansion or that new international business will be profitable or meet our expectations. We do not have significant experience operating in markets outside of North America. Consumer demand, behavior, tastes, and purchasing trends may differ in international markets and, as a result, sales of our products may not be successful or meet our expectations, or the margins on those sales may not be in line with those we currently anticipate. We may encounter differences in business culture and the legal environment that may make working with commercial partners and hiring and retaining an adequate employee base more challenging. We may also face difficulties integrating foreign business operations with our current operations. Significant changes in foreign laws or relations, such as political uncertainty and potential trade wars between nations in which we operate, may also hinder our success in new markets. Our entry into new markets may have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance and such costs may be greater than expected. If our international expansion plans are unsuccessful, our results could be materially adversely affected.
Risks Related to Governmental and Regulatory Changes
Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations.
We are subject to laws, regulations and standards set by various governmental authorities around the world, including in the United States, Canada, and Mexico, including:
•those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC, and the New York Stock Exchange (“NYSE”);
•the U.S. Foreign Corrupt Practices Act, and similar world-wide anti-bribery laws;
•health care, employment and labor laws;
•product and consumer safety laws, including those imposed by the U.S. Consumer Product Safety Commission and the Americans with Disabilities Act of 1990;
•data privacy laws, including the E.U. General Data Protection Act and the California Consumer Privacy Act;
•trade, transportation and logistics related laws, including tariffs and orders issued by Customs and Border Protection; and
•applicable environmental laws.
Our failure to comply with these various laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations. In addition, these laws, regulations, and standards may change from time to time, and the complexity of the regulatory environment in which we operate may increase. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors, or agents, we could experience delays in shipments and receipt of goods, or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect the our business and results of operations. Also, our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in product recalls, or significant fines or penalties, which in turn could adversely affect our reputation and sales, and could have an adverse effect on our results of operations. Issues with respect to the compliance of merchandise we sell with these regulations and standards, regardless of our culpability or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, product recalls, and increased costs.
Risks Related to Executing Our Strategic Plan
Our failure to properly manage strategic initiatives in order to achieve our objectives may negatively impact our business.
The implementation of our business strategy periodically involves the execution of complex initiatives, such as acquisitions, which may require that we make significant estimates and assumptions about a project. These projects could place significant demands on our accounting, financial, information technology, and other systems, and on our business overall. We are dependent on our management’s ability to oversee these projects effectively and implement them successfully. If our estimates and assumptions about a project are incorrect, or if we miscalculate the resources or time we need to complete a project or fail to implement a project effectively, our business and operating results could be adversely affected.
For example, our multi-channel global business model, which includes retail store, eCommerce, and wholesale sales channels, enables us to reach a broad range of consumers around the world. This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies. Omni-channel retailing is rapidly evolving and we must anticipate and meet changing customer expectations and address new developments and technology investments by our competitors. Our omni-channel retailing strategy includes implementing new technology, software, and processes to be able to fulfill customer orders from any point within our system of stores and distribution centers, which is extremely complex and may not meet customer expectations for timely and accurate deliveries. If we are unable to attract and retain employees or contract with third-parties having the specialized skills needed to support our multi-channel efforts, implement improvements to our customer-facing technology in a timely manner, allow real-time and accurate visibility to product availability when customers are ready to purchase, quickly and efficiently fulfill our customers'

orders using the fulfillment and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if our retail eCommerce sites or our other customer-facing technology systems do not appeal to our customers, reliably function as designed, or maintain the privacy of customer data, or if we are unable to consistently meet our brand and delivery promises to our customers, we may experience a loss of customer confidence or lost sales, or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.
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
We may be unable to successfully integrate acquired businesses, and such acquisitions may fail to achieve the financial results we expected.
From time to time we may acquire other businesses as part of our growth strategy, such as our acquisitions of the Skip Hop brand and our Mexican licensee in fiscal 2017, and we may partially or fully fund future acquisitions by taking on additional debt. We may be unable to successfully integrate businesses we acquire and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including harmonizing divergent technology platforms, diversion of our management attention, failure to retain key personnel, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, such as those relating to product safety, anti-bribery or anti-corruption. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.
Risks Related to Financial Reporting, Our Debt, and Tax
We may not achieve sales growth plans, profitability objectives, and other assumptions that support the carrying value of our intangible assets.
The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans and planned profitability objectives. Other assumptions that support the carrying value of these intangible assets, including a deterioration of macroeconomic conditions which would negatively affect the cost of capital and/or discount rates, could also result in impairment of the remaining asset values. For example, as of and for the first fiscal quarter of 2020, we recorded intangible asset impairments of $26.5 million and a goodwill impairment of $17.7 million based on forecasted financial information derived from the information reasonably available to us at the time given the unknown future impact of the COVID-19 pandemic. In addition, in the third fiscal quarter of 2019, we recorded a non-cash charge of $30.8 million relative to the impairment of our Skip Hop tradename, reflecting the effect of lower sales and profitability relative to the assumptions supporting the valuation of the tradename at acquisition. Any material impairment would adversely affect our results of operations.
We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
As of the end of fiscal 2020, we had $1.00 billion aggregate principal amount of debt outstanding (excluding $5.0 million of outstanding letters of credit), and $745.0 million of undrawn availability under our senior secured revolving credit facility after giving effect to $5.0 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
If our liquidity, cash flows, and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.
In addition, both our senior secured revolving credit facility and, in certain circumstances, our indenture governing the senior notes contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments (including business acquisitions), pay dividends or distributions on our capital stock, engage in mergers, dispose of assets and use the proceeds from any such dispositions, and raise debt or equity capital to be used to repay other indebtedness when it becomes due. For example, provisions in our secured revolving credit facility as amended in May 2020 have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock through the date we deliver our financial statements and associated certificates relating to the third fiscal quarter of 2021, and could have the effect of restricting our ability to do so thereafter. These restrictions may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In particular, we cannot guarantee that we will have sufficient cash from operations, borrowing capacity under our debt documents, or the ability to raise additional funds in the capital markets to pursue our growth strategies as a result of these restrictions or otherwise. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
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
Changes in regulatory, geopolitical, social or economic policies, treaties between the United States and other countries, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, our taxable income may be affected by new laws, rulings, initiatives, and other events, which may affect our business, financial condition, or results of operations in future periods, including:
•the CARES Act, which was enacted in March 2020, and which significantly effects U.S. taxation by providing a retention credit and eases limitations on certain deductions including interest due to potential volatility in 2020 taxable income;
•a 2018 U.S. Supreme Court ruling, under which states may have additional ability to tax entities operating in their state, but lacking physical presence;
•mandatory country by country reporting of revenue, employees and profits, and certain international initiatives (such as the Organisation for Economic Co-operation and Development (OECD)’s Base Erosion and Profit Shifting (BEPS)) that are focused on the equity of international taxation, which may ultimately result a worldwide minimum tax, or more defined approach around global profit allocation between related companies operating in jurisdictions with disparate income tax rates; and

•tax revenue reductions as a result of the economic impact of the pandemic, which may lead to increases in state tax rates or the expansions of their tax base.
GENERAL RISK
Quarterly cash dividends and share repurchases are subject to a number of uncertainties, and may affect the price of our common stock.
Quarterly cash dividends and share repurchases under our share repurchase program have historically been part of our capital allocation strategy. However, in the first fiscal quarter of 2020 we suspended both our quarterly cash dividends and our share repurchase program due to the effects of the COVID-19 pandemic, and we are not required to declare dividends or make any share repurchases under our share repurchase program in the future. Decisions with respect to future dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors, including restrictions under our secured revolving credit facility, market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. If reinstated, a subsequent reduction or elimination of our cash dividend, or subsequent suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of January 2, 2021.
Our corporate headquarters occupies 304,000 square feet of leased space in a building in Atlanta, Georgia. Our lease for that space expires in April 2030. In addition, we occupy leased space in a building in Mississauga, Ontario, which serves as our regional headquarters for Canada, and we occupy leased space in Hong Kong, China, which serves as our principal sourcing office in Asia. We also lease other space in Georgia, Wisconsin, and New York, as well as in Bangladesh, Cambodia, China, Mexico, and Vietnam that, depending on the site, serves as a sourcing, sales, or administrative office. We also own a 224,000 square foot facility in Griffin, Georgia.
Our largest distribution centers, which we lease, are located in Braselton, Georgia and Stockbridge, Georgia, and are 1.1 million and 0.5 million square feet, respectively. We also lease additional space in or use third-party logistics providers in California, Canada, China, Mexico and Vietnam for warehousing and distribution purposes.
We also operate the following number of leased retail stores: 864 in the United States, 193 in Canada, and 44 in Mexico. Our average remaining lease term for retail store leases in the United States, Canada, and Mexico is approximately 3.8 years, excluding renewal options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Historical Stock Price and Number of Record Holders
Our common stock trades on the New York Stock Exchange (NYSE) under the trading symbol CRI. The last reported sale price per share of our common stock on February 19, 2021 was $92.54. On that date there were 181 holders of record of our common stock.
Open Market Share Repurchases
The following table provides information about shares repurchased during the fourth quarter of fiscal 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of remaining shares that can be purchased under the plans or programs

September 27, 2020 through October 24, 2020	—	$—	—	$650,447,970

October 25, 2020 through November 28, 2020	966	$86.45	—	$650,447,970

November 29, 2020 through January 2, 2021	—	$—	—	$650,447,970

Total	966	$86.45	—
(1)All of the shares purchased during the current quarter represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.
(2)In the first quarter of fiscal 2020, the Company announced that, in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program. Refer to open market repurchases as disclosed in Note 9, Common Stock, to the consolidated financial statements.
Share Repurchase Program
On both February 22, 2018 and February 13, 2020, our Board of Directors authorized an additional $500 million of share repurchases, for total authorizations, inclusive of authorizations prior to 2018, of up $1.96 billion.
The total remaining capacity under outstanding repurchase authorizations as of January 2, 2021 was approximately $650.4 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
We repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Number of shares repurchased	474,684	2,107,472	1,879,529
Aggregate cost of shares repurchased (dollars in thousands)	$45,255	$196,910	$193,028
Average price per share	$95.34	$93.43	$102.70
On March 26, 2020, we announced that, in connection with the COVID-19 pandemic, we suspended our common stock share repurchase program. While we may elect to resume purchases at any time, the timing and amount of any future repurchases will be determined by the Company based on a number of factors, including restrictions under our revolving credit facility, on our evaluation of market conditions, share price, and other investment priorities.
Dividends
We paid a cash dividend of $0.60 per share in the first quarter of fiscal 2020. On May 1, 2020, in connection with the COVID-19 pandemic, we suspended our quarterly cash dividend. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our revolving credit facility, business conditions, our financial performance, and other considerations. We paid a quarterly cash dividend of $0.50 per share in each quarter of fiscal 2019. The dividends were paid during the fiscal quarter in which they were declared.

Provisions in our secured revolving credit facility have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock through the date we deliver our financial statements and associated certificates relating to the third fiscal quarter of 2021, and could have the effect of restricting our ability to do so thereafter, as described in Item 8 “Financial Statements and Supplementary Data” under Note 8, Long-Term Debt, to the consolidated financial statements.
Recent Sales of Unregistered Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
Omitted at registrant’s option.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form 10-K. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K.
For a comparison of our results for fiscal year 2019 to our results for fiscal year 2018 and other financial information related to fiscal year 2018, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K, filed with the SEC on February 24, 2020.
Fiscal Years
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional, or 53rd, week of results. Fiscal year 2020 which ended on January 2, 2021, contained 53 calendar weeks. Fiscal year 2019 and 2018 which ended on December 28, 2019 and December 29, 2018, respectively, each contained 52 calendar weeks.
The 53rd week in fiscal 2020 contributed approximately $32.1 million of incremental consolidated revenue. Certain expenses increased in relationship to the additional revenue from the 53rd week, while other expenses, such as fixed costs and expenses incurred on a calendar-month basis, did not increase. The consolidated gross margin for the additional revenue from the 53rd week is slightly lower than the consolidated gross margin for fiscal 2020 due to increased promotional activity during the 53rd week.
Our Business
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children's apparel industry, Carter’s and OshKosh B’gosh (or “OshKosh”), and a leading baby and young child lifestyle brand, Skip Hop.
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable necessities to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired the Skip Hop brand in February 2017.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. The baby and young children's apparel market ages zero to 10 in the U.S. is approximately $24 billion. In that market, our Carter’s brands, including our exclusive brands, have the #1 position with approximately 12% market share and our OshKosh brand has approximately 1% market share.
Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale sales channels, as well as omni-channel capabilities in the United States, enables us to reach a broad range of consumers around the world. At the end of fiscal 2020, our channels included 1,101 retail stores, approximately 19,800 wholesale locations, and eCommerce websites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy focuses on:

•providing the best value and experience in apparel and related products for young children;
•extending the reach of our brands; and
•improving profitability.
During fiscal 2020, the global pandemic caused by the spread of the novel strain of coronavirus (“COVID-19”) negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and children’s clothing and accessories. For more information on the effects the pandemic had on the Company, and our response to the pandemic, see “Recent Developments.”
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
Recent Developments
In December 2019, an outbreak of COVID-19 began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and former President Trump declared a national emergency. Federal, state and local governments and private entities mandated various restrictions, including travel restrictions as new waves of the pandemic and new strains of the virus spread across the globe, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and young children’s clothing and accessories.
The COVID-19 pandemic has had, and will likely continue to have, significant adverse effects on our business, financial condition, and results of operations. During fiscal 2020, the impacts of the COVID-19 pandemic included:
•We have seen lower sales both in our retail and wholesale channels, and some of our wholesale customers have unilaterally extended their payment terms with us.
•During March and April 2020, for the safety of customers and employees, we suspended retail store operations in North America, which had a material effect on the results of operations in our U.S. Retail segment. Stores began reopening in the second quarter of fiscal 2020. During December 2020, we closed a number of our stores again in Canada and Mexico for the safety of our employees and customers, and to comply with local regulation. As of January 2, 2021, there were approximately 133 stores closed in Canada, and we estimate most will remain closed until the middle of the first quarter of fiscal 2021. As of January 2, 2021, we had 940 stores out of 1,101 stores open in North America; stores were opened subject to safety considerations resulting from the progression of the pandemic and related laws and regulations put in place by state and local governments.
•As consumer preferences shifted to our eCommerce channel, we announced our plan to close approximately 25% of our current stores, when leases come up for renewal or where there is a kick-out provision in the lease. Over 100 of these closures are planned by the end of fiscal 2021.
•To improve near-term liquidity in light of the uncertainty and disruption related to COVID-19:
◦in March 2020, we drew $639.0 million under our secured revolving credit facility;
◦on May 4, 2020, through our wholly owned subsidiary, The William Carter Company (“TWCC”), we successfully amended our revolving credit facility to provide for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021, and the ability to raise additional unsecured financing; and
◦on May 11, 2020, we completed the sale of $500 million principal amount of senior notes at par issued by TWCC, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025.
•During the second and third quarters of fiscal 2020, we used the net proceeds from the notes, along with cash on hand, to repay all of our outstanding borrowings under our secured revolving credit facility. As of January 2, 2021, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit, and we had approximately $1.85 billion in total liquidity, including $1.10 billion cash on hand and $745.0 million available for future borrowing under our secured revolving credit facility.
•Additionally, to create additional financial flexibility, we reduced costs, inventory commitments, and capital expenditures, during a portion of fiscal 2020. For example:
◦We furloughed all of our U.S. and Canada store associates and certain office-based employees during a portion of the time that our stores were closed. In addition, in the first and fourth quarters of fiscal 2020, the Company announced several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies, the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia, and over 100 planned store closures by the end of fiscal 2021.
◦We implemented temporary tiered salary and Board of Directors' fee reductions and reduced other compensation-related expenses. During the third quarter of fiscal 2020, we reinstated salaries and Board of Directors’ fees.
◦During the second quarter of fiscal 2020, the Company suspended rent payments under the leases for our temporarily closed stores in North America. The Company resumed making the required rent payments under these leases in the third quarter of fiscal 2020.
◦In the first half of fiscal 2020, we announced that we suspended our share repurchase program and our quarterly cash dividend.
◦We also executed substantial reductions in expenses, store occupancy costs, and overall costs, including through reduced inventory purchases. During the third quarter of fiscal 2020, we resumed our strategic investments in information technology, eCommerce, marketing, and omni-channel retail store initiatives.
•Our manufacturing supply chain, which is primarily in Asia, was disrupted due to delays in textile mill and factory openings, delays in workers being able to return to work, and the spread of the pandemic from China to other parts of the world. In addition, ocean and air freight carriers’ global operations have been disrupted due to the global shift in demand, leading to delays in shipments and increased costs from Asia to North America and elsewhere.
We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows. Refer to risks set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Fiscal Year 2020 Highlights
•Consolidated net sales decreased $495.0 million, or 14.1%, to $3.02 billion in fiscal 2020.
◦The temporary closure of our retail stores, particularly during the months of March, April, May, and for many stores in Canada and Mexico, in December, and a decrease in sales to certain of our wholesale customers as a result of disruptions related to the COVID-19 pandemic, negatively affected our financial results in fiscal 2020.
◦Our eCommerce operations delivered strong growth in fiscal 2020, reflecting higher online demand, enhanced marketing efforts, the relaunch of our enhanced websites in the second half of fiscal 2019, and the launch of our website in Mexico in late fiscal 2019.
◦We continue to see good growth with our exclusive brands; U.S. sales of exclusive brands to our top three wholesale customers grew 12.5%.
◦We also delivered growth in our omni-channel programs during fiscal 2020 due to increased investments and enhancements, including expanding our curbside pickup program and direct-from-store shipment program.
◦The 53rd week in fiscal 2020 contributed approximately $32.1 million in additional consolidated net sales.
•Gross profit decreased $195.1 million, or 12.9%, to $1.31 billion in fiscal 2020. Gross margin increased 50 basis points (“bps”) to 43.4% in fiscal 2020, primarily due to an increase in eCommerce average selling prices as a result of decreased promotions, as well as decreased product costs, partially offset by the recognition of adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic, increased inventory provisions, and increased inventory-related handling costs. The Company recorded adverse inventory and fabric purchase commitments of $14.7 million and incremental excess inventory reserve related charges of $4.9 million in fiscal 2020, primarily due to disruptions related to the COVID-19 pandemic.

•Selling, general and administrative (“SG&A”) expenses as a percentage of total net sales (“SG&A rate”) increased 420 bps to 36.6% for fiscal 2020. The increase in the SG&A rate was primarily driven by lower net sales as a result of business disruptions related to the COVID-19 pandemic, increased eCommerce distribution and fulfillment costs due to an increase in eCommerce demand, deleverage of retail store expenses, incremental COVID-19 related charges, organizational restructuring charges, impairment charges on operating lease assets, and increased bad debt expense, all partially offset by decreased marketing costs and other reductions in spending.
◦COVID-19 related SG&A expenses in fiscal 2020 were $21.4 million, which primarily included incremental costs of $12.1 million related to payroll continuation for a period of time for our retail employees and increased employee-related costs at our distribution centers, costs associated with additional protective equipment and cleaning supplies of $8.9 million, and restructuring costs of $2.3 million, partially offset by payroll tax benefits of $3.5 million.
•Operating income decreased $182.0 million, or 48.9%, to $189.9 million in fiscal 2020, primarily due to the factors discussed above and the recognition of a $17.7 million non-cash goodwill impairment charge to the Other International reporting unit, a $15.5 million non-cash impairment charge related to the OshKosh tradename, and an $11.0 million non-cash impairment charge related to the Skip Hop tradename in fiscal 2020, partially offset by the recognition of a $30.8 million non-cash impairment related to the Skip Hop tradename in fiscal 2019 that did not re-occur in fiscal 2020.
•Net income decreased $154.1 million, or 58.4%, to $109.7 million in fiscal 2020, primarily due to the factors discussed above and an increase in interest expense due to an increase in weighted-average borrowings during fiscal 2020, partially offset by a $7.8 million loss on extinguishment of debt recognized as part of our senior note refinancing in fiscal 2019 that did not re-occur in fiscal 2020.
•Diluted net income per common share decreased 57.3% to $2.50 in fiscal 2020.
•A total of $71.5 million was returned to our shareholders in fiscal 2020, comprised of $45.3 million in share repurchases and $26.3 million in dividends.
•The impacts of the COVID-19 pandemic adversely affected our fiscal 2020 results. However, we were able to improve on our gross and operating margins throughout the second half of fiscal 2020 with strong inventory management, continued progress in improving price realization, a better promotion strategy, and our ability to manage costs in response to decreased sales.
◦Inventory increased 0.9%, compared to December 28, 2019, driven by strong inventory management and sell through of excess inventory.
•Operating cash flow increased 52.3%, compared to fiscal 2019, primarily due to an extension of vendor payment terms and deferrals of retail store lease payments.

RESULTS OF OPERATIONS
2020 FISCAL YEAR ENDED JANUARY 2, 2021 (53 WEEKS) COMPARED TO 2019 FISCAL YEAR ENDED DECEMBER 28, 2019 (52 WEEKS)
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal year ended
(dollars in thousands, except per share data)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	$ Change	% / bps Change
Consolidated net sales	$3,024,334	$3,519,286	$(494,952)	(14.1)%
Cost of goods sold	1,696,224	2,008,630	(312,406)	(15.6)%
Adverse purchase commitments (inventory and raw materials), net	14,668	2,106	12,562	nm
Gross profit	1,313,442	1,508,550	(195,108)	(12.9)%
Gross profit as % of consolidated net sales	43.4%	42.9%		50 bps
Royalty income, net	26,276	34,637	(8,361)	(24.1)%
Royalty income as % of consolidated net sales	0.9%	1.0%		(10) bps
Selling, general, and administrative expenses	1,105,607	1,140,515	(34,908)	(3.1)%
SG&A expenses as % of consolidated net sales	36.6%	32.4%		420 bps
Goodwill impairment	17,742	—	17,742	nm
Intangible asset impairment	26,500	30,800	(4,300)	(14.0)%
Operating income	189,869	371,872	(182,003)	(48.9)%
Operating income as % of consolidated net sales	6.3%	10.6%		(430) bps
Interest expense	56,062	37,617	18,445	49.0%
Interest income	(1,515)	(1,303)	(212)	16.3%
Other expense (income), net	338	(217)	555	nm
Loss on extinguishment of debt	—	7,823	(7,823)	nm
Income before income taxes	134,984	327,952	(192,968)	(58.8)%
Provision for income taxes	25,267	64,150	(38,883)	(60.6)%
Effective tax rate(*)	18.7%	19.6%		(90) bps
Net income	$109,717	$263,802	$(154,085)	(58.4)%

Basic net income per common share	$2.51	$5.89	$(3.38)	(57.4)%
Diluted net income per common share	$2.50	$5.85	$(3.35)	(57.3)%
Dividend declared and paid per common share	$0.60	$2.00	$(1.40)	(70.0)%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are considered not meaningful are denoted with "nm".
Consolidated Net Sales
Consolidated net sales decreased $495.0 million, or 14.1%, to $3.02 billion in fiscal 2020. This decrease primarily reflected the temporary closure of our retail stores, particularly during the months of March, April, May, and for many of our stores in Canada and Mexico, in December, and decreased sales to certain of our wholesale customers as a result of disruptions related to the COVID-19 pandemic, partially offset by an increase in net sales through our eCommerce channel. The 53rd week in fiscal 2020 contributed approximately $32.1 million in additional consolidated net sales. Changes in foreign currency exchange rates used for translation in fiscal 2020, as compared to fiscal 2019, had an unfavorable effect on our consolidated net sales of approximately $4.7 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $195.1 million, or 12.9%, to $1.31 billion in fiscal 2020. Consolidated gross margin increased 50 bps to 43.4% in fiscal 2020.

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
The decrease in consolidated gross profit was primarily due to decreased net sales across our businesses. The increase in gross margin was primarily due to an increase in eCommerce average selling prices as a result of decreased promotions, as well as decreased product costs, partially offset by the recognition of adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic, increased excess inventory provisions, and increased inventory-related handling costs. The Company recorded adverse inventory and fabric purchase commitments of $14.7 million and incremental inventory reserve related charges of $4.9 million in fiscal 2020, primarily due to disruptions related to the COVID-19 pandemic.
Royalty Income
Royalty income decreased $8.4 million, or 24.1%, to $26.3 million in fiscal 2020, primarily as a result of decreased licensee sales volume due to business disruptions related to the COVID-19 pandemic. Additionally, in 2019, the Company ended a previous royalty arrangement with Target related to the Genuine Kids by OshKosh brand. The Company now sells the OshKosh brand to Target directly under a wholesale business model.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $34.9 million, or 3.1%, to $1.11 billion in fiscal 2020 and increased as a percentage of consolidated net sales by approximately 420 bps to 36.6% in fiscal 2020. This increase as a percentage of consolidated net sales was primarily driven by lower net sales as a result of business disruptions related to the COVID-19 pandemic, increased eCommerce distribution and fulfillment costs due to an increase in eCommerce demand, deleverage of retail store expenses, incremental COVID-19 related charges, organizational restructuring charges, impairment charges on operating lease assets, and increased bad debt expense, all partially offset by decreased marketing costs and other reductions in spending.
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
During the third quarter of fiscal 2019, the Company recorded a non-cash impairment charge of $30.8 million related to its Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017.
Operating Income
Consolidated operating income decreased $182.0 million, or 48.9%, to $189.9 million in fiscal 2020 and decreased as a percentage of net sales by approximately 430 bps to 6.3% in fiscal 2020, primarily due to the factors discussed above.
Interest Expense
Interest expense increased $18.4 million, or 49.0%, to $56.1 million in fiscal 2020. Weighted-average borrowings for fiscal 2020 were $1.03 billion at an effective interest rate of 5.39%, compared to weighted-average borrowings for fiscal 2019 of $662.2 million at an effective interest rate of 5.47%.

The increase in weighted-average borrowings during fiscal 2020 was attributable to the issuance of $500 million in principal amount of senior notes in May 2020, and to temporarily increased borrowings under our secured revolving credit facility. The decrease in the effective interest rate for fiscal 2020 compared to fiscal 2019 was primarily due to lower London Interbank Offered Rate (“LIBOR”) for the outstanding borrowings on our variable-rate secured revolving credit facility during the fiscal 2020 period.
Loss on Extinguishment of Debt
During the first quarter of fiscal 2019, loss on extinguishment of debt was $7.8 million due to the early extinguishment of our $400 million in aggregate principal amount of 5.25% senior notes due in 2021. Concurrently, we issued $500 million in aggregate principal amount of 5.625% senior notes due in 2027.
Income Taxes
Our consolidated income taxes decreased $38.9 million, or 60.6%, to $25.3 million in fiscal 2020 and the effective tax rate decreased approximately 90 bps to 18.7% in fiscal 2020 from 19.6% in fiscal 2019. The lower effective tax rate in 2020 primarily reflects a greater portion of our income earned in jurisdictions with a tax rate lower than the U.S. tax rate partially offset by the impact of goodwill impairments in the first quarter of fiscal 2020 with no corresponding tax benefit.
Net Income
Our consolidated net income decreased $154.1 million, or 58.4%, to $109.7 million in fiscal 2020. This decrease was due to the factors previously discussed.
Results by Segment - Fiscal Year 2020 (53 Weeks) compared to Fiscal Year 2019 (52 Weeks)
The following table summarizes net sales and operating income, by segment, for the fiscal years ended January 2, 2021 and December 28, 2019:

	Fiscal year ended
(dollars in thousands)	January 2, 2021 (53 weeks)	% of consolidated net sales	December 28, 2019 (52 weeks)	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,671,644	55.3%	$1,884,150	53.5%	$(212,506)	(11.3)%
U.S. Wholesale	996,088	32.9%	1,205,646	34.3%	(209,558)	(17.4)%
International	356,602	11.8%	429,490	12.2%	(72,888)	(17.0)%
Consolidated net sales	$3,024,334	100.0%	$3,519,286	100.0%	$(494,952)	(14.1)%

Operating income (loss):		% of segment net sales		% of segment net sales
U.S. Retail	$146,806	8.8%	$225,874	12.0%	$(79,068)	(35.0)%
U.S. Wholesale	141,456	14.2%	212,558	17.6%	(71,102)	(33.5)%
International	(1,224)	(0.3)%	36,650	8.5%	(37,874)	(103.3)%
Unallocated corporate expenses	(97,169)	n/a	(103,210)	n/a	6,041	5.9%
Consolidated operating income	$189,869	6.3%	$371,872	10.6%	$(182,003)	(48.9)%
Comparable Sales Metrics
As a result of the temporary store closures in fiscal 2020 in response to COVID-19, we have not included a discussion of the fiscal 2020 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales decreased $212.5 million, or 11.3%, to $1.67 billion in fiscal 2020. The decrease in net sales was primarily driven by temporary store closures and decreased retail store traffic in response to the COVID-19 pandemic, partially offset by an increase in eCommerce sales. The 53rd week in fiscal 2020 contributed approximately $18.2 million in additional sales to the U.S. Retail segment.

As of January 2, 2021, we operated 864 retail stores in the U.S. compared to 862 (excluding five temporary Skip Hop stores) in fiscal 2019. All stores were open as of January 2, 2021.
U.S. Retail segment operating income decreased $79.1 million, or 35.0%, to $146.8 million in fiscal 2020. Operating income in fiscal 2020 included intangible asset impairment charges of $13.6 million and $0.5 million related to the OshKosh and Skip Hop tradenames, respectively. Operating income in fiscal 2019 included an intangible asset impairment charge of $1.2 million related to the Skip Hop tradename. Operating margin decreased 320 bps to 8.8% in fiscal 2020. The primary drivers of the decrease in operating margin were a 190 bps increase in gross margin, a 20 bps decrease in royalty income, a 420 bps increase in SG&A rate (SG&A as a percentage of net sales), and the incremental intangible asset impairment charges. The increase in gross margin was primarily due to an increase in eCommerce average selling prices, as a result of decreased promotions, and decreased product costs, partially offset by the recognition of adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic and increased inventory related handling costs. The decrease in royalty income was primarily due to decreased licensee sales volumes due to business disruptions related to the COVID-19 pandemic. The increase in the SG&A rate was primarily due to increased eCommerce distribution and fulfillment costs due to an increase in eCommerce demand, incremental COVID-19 related charges, deleverage of retail store expenses due to store closures and reduced store traffic, impairment charges on operating lease assets, investments in the U.S. Retail business and technology initiatives, and organizational restructuring charges, partially offset by decreased marketing costs and other reductions in spending.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $209.6 million, or 17.4%, to $996.1 million in fiscal 2020, primarily due to decreased sales to certain of our wholesale customers as a result of disruptions related to COVID-19, partially offset by an increase in net sales in our exclusive Carter’s brands and an increase in average selling price per unit. The 53rd week in fiscal 2020 contributed approximately $10.6 million in additional sales to the U.S. Wholesale segment.
U.S. Wholesale segment operating income decreased $71.1 million, or 33.5%, to $141.5 million in fiscal 2020. Operating income in fiscal 2020 included intangible asset impairment charges of $6.8 million and $1.6 million related to the Skip Hop and OshKosh tradenames, respectively. Operating income in fiscal 2019 included an intangible asset impairment charge of $19.1 million related to the Skip Hop tradename. Operating margin decreased 340 bps to 14.2% in fiscal 2020. The primary drivers of the decrease in operating margin were a 210 bps decrease in gross margin, a 20 bps decrease in royalty income, a 190 bps increase in SG&A rate, and decreased intangible asset impairment charges. The decrease in gross margin was primarily due to the recognition of adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic, increased excess inventory provisions, and unfavorable customer mix, partially offset by an increase in average selling price per unit and decreased product costs. The decrease in royalty income was primarily a result of our customers’ business disruptions and temporary store closures related to COVID-19 and the initiation of wholesale sales of the OshKosh brand at Target, which replaced a former royalty business model. The increase in the SG&A rate was primarily due to decreased sales due to customers' business disruptions and temporary store closures as a result of the COVID-19 pandemic, incremental COVID-19 related charges, and increased bad debt expense, partially offset by decreased selling expenses as a result of fewer units sold and other reductions in spending.
International
International segment net sales decreased $72.9 million, or 17.0%, to $356.6 million in fiscal 2020. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Mexican peso and between the U.S. dollar and the Canadian dollar, had a $4.7 million unfavorable effect on International segment net sales in fiscal 2020. The decrease in net sales is primarily due to a decrease in retail store sales in Canada and Mexico driven by temporary store closures in response to COVID-19 and decreased wholesale shipments to our international partners as a result of COVID-19, partially offset by growth in Canadian eCommerce and the addition of our Mexico eCommerce business in late fiscal 2019. The 53rd week in fiscal 2020 contributed approximately $3.3 million in additional sales to the International segment.
As of January 2, 2021, we operated 193 retail stores in Canada, of which 60 were open, compared to 201 in fiscal 2019. The Company expects to reopen most of the closed stores in Canada in the middle of the first quarter of fiscal 2021. As of January 2, 2021, we operated 44 retail stores in Mexico, of which 16 were open, compared to 46 in fiscal 2019.
International segment operating income decreased $37.9 million, or 103.3%, to a $1.2 million operating loss in fiscal 2020. Operating loss in fiscal 2020 included a $17.7 million goodwill impairment charge recorded to the Other International reporting unit, a $3.7 million intangible asset impairment charge related to the Skip Hop tradename, and a $0.3 million intangible asset impairment charge related to the OshKosh tradename. Operating income in fiscal 2019 included an intangible asset impairment charge of $10.5 million related to the Skip Hop tradename.
Operating margin decreased 880 bps to (0.3)% in fiscal 2020. The decrease in the operating margin was primarily attributable to the goodwill impairment charge partially offset by decreased intangible asset impairment charges, a 160 bps decrease in gross margin, and a 400 bps increase in the SG&A rate. The decrease in gross margin was primarily due to the recognition of adverse inventory and fabric purchase commitments from disruptions related to the COVID-19 pandemic and increased excess inventory provisions, increased inbound transportation costs, and product mix, partially offset by an increase in eCommerce average selling prices and decreased product costs. The increase in the SG&A rate was primarily due to a deleverage of retail stores and distribution expenses as a result of temporary store closures and reduced store traffic, incremental COVID-19 related charges, increased eCommerce distribution and fulfillment costs due to an increase in eCommerce demand, and increased bad debt expense, partially offset by decreased marketing costs and other reductions in spending.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $6.0 million, or 5.9%, to $97.2 million in fiscal 2020. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 30 bps to 3.2% in fiscal 2020. The decrease as a percentage of consolidated net sales was a result of spending reductions, including decreased stock-based compensation expense, partially offset by increased organizational restructuring costs.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will be cash and cash equivalents on hand along with available borrowing capacity under our secured revolving credit facility. In May 2020, through our wholly-owned subsidiary TWCC, we issued $500 million principal amount of senior notes at par. During the second quarter of fiscal 2020, net proceeds from this issuance, along with cash on hand, were used to pay down $500 million of then outstanding borrowings under our secured revolving credit facility that was drawn down in March 2020 to improve liquidity. During the third quarter of fiscal 2020, we repaid the remainder of our borrowings under our secured revolving credit facility with cash on hand. Our cash on hand increased by approximately $888.0 million as of January 2, 2021, compared to December 28, 2019.
We further believe that cash on hand, cash flow from operations, access to additional capital and increased flexibility under financial maintenance covenants, along with reductions in costs, and suspension of our share repurchase program and quarterly cash dividend, will allow us to manage the continuing adverse impact of COVID-19 on our business operations for the foreseeable future. Looking ahead, we have developed contingency plans to reduce costs further if our financial condition deteriorates. We will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. We believe that our sources of liquidity will fund our projected requirements for at least the next twelve months. These sources of liquidity may be affected by events described in our risk factors, as discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
As of January 2, 2021, we had approximately $1.10 billion of cash and cash equivalents held at major financial institutions, including approximately $85.8 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States, and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at January 2, 2021 were $186.5 million compared to $251.0 million at December 28, 2019. The decrease of $64.5 million, or 25.7%, as compared to December 28, 2019, was primarily a result of reduced customer demand and an increase in our bad debt reserves as a result of COVID-19, offset in part by timing of cash receipts.
Inventories at January 2, 2021 were $599.3 million compared to $594.0 million at December 28, 2019. The increase of $5.3 million, or 0.9%, compared to December 28, 2019, was primarily a result of reduced customer demand and temporary retail store closures in Canada and Mexico at the end of fiscal 2020, partially offset by higher excess inventory provisions from disruptions related to COVID-19.

Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2020 was $589.9 million, compared to $387.2 million in fiscal 2019. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The increase in net cash provided by operating activities was primarily due to an extension of payment terms and deferrals of retail store lease payments, partially offset by lower earnings related to COVID-19.
Operating cash flow is expected to be unfavorably impacted in fiscal 2021 due to a decrease in payment terms to certain of our vendors and due to the payment of deferred retail store rents from fiscal 2020.
Net Cash Used in Investing Activities
Net cash used in investing activities was $32.9 million in fiscal 2020, compared to $60.7 million in fiscal 2019. This decrease in net cash used in investing activities for fiscal 2020 is primarily due to a decrease in capital expenditures in response to COVID-19. Capital expenditures in fiscal 2020 primarily included $10.6 million for our U.S. and international retail store openings and remodelings, $12.4 million for information technology initiatives, and $8.3 million for our distribution facilities.
We plan to invest approximately $50 million in capital expenditures in fiscal 2021, which primarily relates to critical information technology initiatives, U.S. and international retail store renovations and remodels, investments to strengthen our omni-channel capabilities, and distribution facility initiatives.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $324.8 million in fiscal 2020, compared to net cash used of $283.4 million in fiscal 2019. This increase in net cash provided by financing activities in fiscal 2020 was primarily due to an issuance of $500 million in principal amount of senior notes in May 2020 to improve our cash position in light of the uncertainty and disruption related to COVID-19, decreased repurchases of common stock, and decreased dividend payments, partially offset by the repayment of the remainder of our borrowings under our secured revolving credit facility with cash on hand.
Secured Revolving Credit Facility
To improve our cash position in light of the uncertainty and disruption related to COVID-19, we drew $639.0 million under our secured revolving credit facility in the month of March 2020, and in May 2020 repaid $500 million of the outstanding borrowings with the net proceeds of a new $500 million senior notes offering, as discussed below, and cash on hand. During the third quarter of fiscal 2020, we repaid the remainder of our outstanding borrowings under our secured revolving credit facility with cash on hand. As of January 2, 2021, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of December 28, 2019, we had $100.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of January 2, 2021 and December 28, 2019, there was approximately $745.0 million and $645.0 million available for future borrowing, respectively. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
Terms of the Secured Revolving Credit Facility
On August 25, 2017, TWCC and the syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement, which provided for, among other things:
•An extension of the term of the facility to August 25, 2022.
•An increase in the aggregate credit line to $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million. In addition, the amendment provided for incremental borrowing facilities up to $425 million, which are comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00.

•Covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
•Lease Adjusted Leverage Ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense, as defined, to consolidated net income before interest, taxes, depreciation, amortization, and rent expense (“EBITDAR”)) and the Consolidated Fixed Charge Coverage Ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)) covenants, which were amended by Amendment No.2 (as defined and described below).
•That certain covenants fall away and that the liens over the collateral securing each of the Company and certain subsidiaries' collective obligations are released following, among other things, the achievement of, and during the maintenance of, investment grade ratings by Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Services.
Under the fourth amended and restated secured revolving credit facility, TWCC and its domestic subsidiaries have granted to the collateral agent, for the benefit of the lenders, valid and perfected first priority security interests in substantially all of their present and future assets, excluding certain customary exceptions, and guarantee the obligations of the borrowers. In addition, The Genuine Canadian Corp., as Canadian borrower, and Carter’s Holdings B.V., as Dutch borrower, have each guaranteed the obligations of the other.
On September 21, 2018, TWCC and a syndicate of lenders entered into Amendment No. 1 to its fourth amended and restated credit agreement that, among other things, extended the term of the facility from August 25, 2022 to September 21, 2023.
On May 4, 2020, TWCC entered into Amendment No.2 to its fourth amended and restated credit agreement (“Amendment No. 2”). Amendment No. 2 provided for, among other things, access to additional capital and increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.
In particular, Amendment No. 2 provided that the Company may issue additional debt securities in an aggregate principal amount of up to $500 million on or prior to the last day of fiscal 2020 (the “Post-Amendment Debt Issuance”), and must use half of the net cash proceeds from the Post-Amendment Debt Issuance to repay outstanding borrowings under the Secured Revolving Credit Facility (or, if such outstanding borrowings do not exceed an amount equal to half of such net cash proceeds, the amount necessary to repay the borrowings in full). The aggregate gross principal amount outstanding of any Post-Amendment Debt issuance will not count as Consolidated Indebtedness for purposes of leverage determinations under the Secured Revolving Credit Agreement to the extent that the Company’s and certain other subsidiaries’ on-hand cash and cash equivalents is at least equal to the aggregate principal gross amount outstanding of that issuance. On May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, as more fully described below.
Additionally, Amendment No.2 provided that:
•The Lease Adjusted Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio covenants were waived during the period from and including the second fiscal quarter of 2020 through and including the fourth fiscal quarter of 2020, and thereafter,
◦the Lease Adjusted Leverage Ratio was set at 5.50:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021, gradually steps down to 4.00:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition (as defined in Amendment No.2), thereafter.
◦the Consolidated Fixed Charge Coverage Ratio was set at 1.25:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021 and, gradually steps back up to 1.85:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition, thereafter.
•During the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021 (the “Restricted Period”), the Company must maintain a minimum liquidity (defined as cash-on-hand plus availability under its secured revolving credit facility) on the last day of each fiscal month of at least $700 million.
•During the Restricted Period, the Company must demonstrate a business need for revolving borrowings if it maintains more than $700 million of cash on-hand at the time of the draw, subject to certain exceptions.
•During Restricted Period, the availability of certain exceptions to the lien, investment, indebtedness, and restricted payment negative covenants (including those related to dividend payments and share repurchases) are limited or removed, and any incremental credit extensions and the possibility of collateral and covenant release periods are suspended.
•During the Restricted Period, interest rate margins applicable to the secured revolving credit facility were initially 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). Amendment No. 2 also provided for a commitment fee initially equal to 0.35% per annum, and ranging thereafter from 0.15% per annum to 0.40% per annum based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.
Approximately $1.2 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 2 and is being amortized over the remaining term of the secured revolving credit facility.
Weighted-average borrowings for fiscal 2020 were $212.2 million compared to weighted-average borrowings for fiscal 2019 of $182.5 million. The increase in weighted-average borrowings for fiscal 2020 was primarily due to increased borrowings in the first half of fiscal 2020 to improve our cash position in light of the uncertainty and disruption related to COVID-19.
As of January 2, 2021, the interest rate margins applicable to the amended revolving credit facility were 1.625% for LIBOR rate and 0.625% for base rate loans. There were no U.S. dollar borrowings or foreign currency borrowings outstanding on January 2, 2021. As of December 28, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.42%. The effective interest rate for fiscal 2020 was 2.84% compared to an effective interest rate of 3.76% for fiscal 2019.
As of January 2, 2021, we were in compliance with our financial and other covenants under our secured revolving credit facility.
Senior Notes
As of January 2, 2021, we had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, and $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our consolidated balance sheet, the $1.00 billion of outstanding senior notes as of January 2, 2021 is reported net of $10.5 million of unamortized issuance-related debt costs, and the $500.0 million of outstanding senior notes as of December 28, 2019 is reported net of $5.3 million of unamortized issuance-related debt costs.
The senior notes mentioned above are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter’s, Inc. and all guarantees are joint, several and unconditional.
The indentures governing the senior notes provides that upon the occurrence of specific kinds of changes of control, unless a redemption notice with respect to all the outstanding senior notes has previously or concurrently been mailed or delivered, we will be required to make an offer to purchase the senior notes at 101% of their principal amount, plus accrued and unpaid interest to (but excluding) the date of purchase.
The indentures governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC’s ability and the ability of certain of its subsidiaries to: (a) incur certain types of indebtedness that is secured by a lien; (b) enter into certain sale and leaseback transactions; and (c) consolidate or merge with or into, or sell substantially all of the issuer’s assets to, another person, under certain circumstances. Terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25.0% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter’s, Inc. is not subject to these covenants.
2020 Issuance of Senior Notes
On May 11, 2020, we issued through TWCC $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, all of which were outstanding as of January 2, 2021. We received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which we used to repay borrowings outstanding under our secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.

2019 Redemption and Issuance of Senior Notes
On March 14, 2019, we redeemed $400.0 million principal amount of senior notes, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, pursuant to the optional redemption provisions of the notes, which required that we pay the outstanding principal plus accrued interest and an early redemption premium of 1.31% of the outstanding principal amounts of the senior notes. This debt redemption resulted in a loss on extinguishment of debt of $7.8 million, consisting of $5.2 million of early redemption premiums and $2.6 million of unamortized debt issuance costs.
Concurrently, we issued through TWCC $500.0 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. We received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting underwriting fees and other expenses, which we used to redeem the senior notes discussed above and repay borrowings outstanding under our secured revolving credit facility. Approximately $5.8 million, including both bank fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
Organizational Restructuring and Office Consolidation
During the first and fourth quarters of fiscal 2020, we announced several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies, the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia, and over 100 planned store closures by the end of fiscal 2021. In conjunction with these initiatives, we incurred restructuring-related charges of approximately $16.6 million for fiscal 2020. The Company paid approximately $4.3 million in severance and other termination benefits during fiscal 2020. As of January 2, 2021, we had approximately $7.7 million in reserves primarily related to severance and other termination benefits expected to be paid in fiscal 2021. We expect to incur additional restructuring-related charges of approximately $2.0 million to $3.0 million through fiscal 2021. These charges primarily relate to accelerated depreciation and severance.
Share Repurchases
On February 13, 2020, our Board of Directors authorized an additional $500 million of share repurchases, for total authorizations, inclusive of authorizations prior to 2019, of up to $1.96 billion.
Open-market repurchases of our common stock during fiscal years 2020 and 2019 were as follows:

	For the fiscal year ended
	January 2, 2021	December 28, 2019
Number of shares repurchased	474,684	2,107,472
Aggregate cost of shares repurchased (dollars in thousands)	$45,255	$196,910
Average price per share	$95.34	$93.43
The total remaining capacity under outstanding repurchase authorizations as of January 2, 2021 was approximately $650.4 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
On March 26, 2020, we announced that, in connection with the COVID-19 pandemic, we suspended our common stock share repurchase program. While we may elect to resume purchases at any time, the timing and amount of any future repurchases will be determined by the Company based on a number of factors, including restrictions under our revolving credit facility, on our evaluation of market conditions, share price, and other investment priorities.
Dividends
We paid a cash dividend of $0.60 per share in the first quarter of fiscal 2020. On May 1, 2020, in connection with the COVID-19 pandemic, we suspended our quarterly cash dividend. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our revolving credit facility, business conditions, our financial performance, and other considerations. We paid a quarterly cash dividend of $0.50 per share in each quarter of fiscal 2019. The dividends were paid during the fiscal quarter in which they were declared.
Provisions in our secured revolving credit facility have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock through the date we deliver our financial statements and associated certificates relating to the third fiscal quarter of 2021, and could have the effect of restricting our ability to do so thereafter, as described in Item 8 “Financial Statements and Supplementary Data” under Note 8, Long-Term Debt, to the consolidated financial statements.

Commitments
The following table summarizes as of January 2, 2021, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$500,000	$500,000	$1,000,000
Interest on debt(1)	55,625	55,625	55,625	55,625	41,875	42,188	306,563
Operating leases(2)	206,814	159,350	130,646	105,515	77,134	129,195	808,654
Other	231	231	211	—	—	—	673
Total financial obligations	$262,670	$215,206	$186,482	$161,140	$619,009	$671,383	$2,115,890
Letters of credit	5,018	—	—	—	—	—	5,018
Total financial obligations and commitments(3)(4)(5)	$267,688	$215,206	$186,482	$161,140	$619,009	$671,383	$2,120,908
(1)Reflects: i) a fixed interest rate of 5.500% for the senior notes due 2025, and ii) a fixed interest rate of 5.625% for the senior notes due 2027.
(2)The minimum lease obligation includes all lease and non-lease components that were included in the measurement of the lease liability.
(3)The table above excludes our reserves for income taxes, as we are unable to reasonably predict the ultimate amount or timing of settlement.
(4)The table above excludes purchase obligations. Our estimate as of January 2, 2021 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $300 million and $400 million.
(5)The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of January 2, 2021 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Item 8 “Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.
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
Revenue Recognition and Accounts Receivable Allowance
At the beginning of fiscal 2018, we adopted the provisions of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers, and all related amendments (“ASC 606”) using the full retrospective adoption method.
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
Our accounts receivable reserves for wholesale customers include an allowance for expected credit losses and an allowance for chargebacks. The allowance for expected credit losses includes estimated losses resulting from the inability of our customers to make payments. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. Our credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provisions for the allowance for expected credit losses are reflected in Selling, general and administrative expenses on our consolidated statement of operations and provisions for chargebacks are reflected as a reduction in Net sales on our consolidated statement of operations.
We record cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements of approximately $0.5 million for fiscal 2020, $3.1 million for fiscal 2019, and $3.0 million for fiscal 2018 as a component of SG&A expenses on our consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.
Except in very limited circumstances, we do not allow our wholesale customers to return goods to us.
Inventory
Our inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Obsolete, damaged, and excess inventory is carried at net realizable value by establishing reserves after assessing historical recovery rates, current market conditions, and future marketing and sales plans. Rebates, discounts and other cash consideration received from a vendor related to inventory purchases are reflected as reductions in the cost of the related inventory item, and are therefore reflected in cost of goods sold when the related inventory item is sold. The Company also has minimum inventory purchase commitments, including fabric commitments, with our suppliers which secure a portion of our raw material needs for future seasons. In the event anticipated market sales prices are lower than these committed costs or customer orders are canceled, the Company records a reserve for these adverse inventory and fabric purchase commitments. Increases to this reserve are reflected in Costs of goods sold on our consolidated statement of operations. Due to the materiality of these charges in fiscal 2020, these charges have been presented separately on our consolidated statement of operations.
Goodwill and Tradename
The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Factors affecting such impairment reviews include the continued market acceptance of our current products and the development of new products. We use qualitative and quantitative methods to assess for impairment, including the use of discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”).
We perform impairment tests of goodwill at the reporting unit level. A qualitative assessment determines if it is “more likely than not” that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to: macroeconomic conditions; industry and market considerations; cost factors that may have a negative effect on earnings; overall financial performance; and other relevant entity-specific events. If the results of a qualitative test determine that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is not “more likely than not” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.
Under a quantitative assessment for goodwill, we compare the fair value of a reporting unit to its carrying value, including goodwill. We use the income approach and the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal values, discount rates, and an implied control premium. These assumptions are consistent with those we believe hypothetical marketplace participants would use. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
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
Due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19, the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”) and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using the income approach and the market approach. As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter’s, and Carter’s Mexico goodwill, respectively. The carrying value of the Company’s goodwill for the Other International reporting unit as of January 2, 2021 was $11.8 million.
The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets as of January 2, 2021 were $70.0 million and $15.0 million, respectively.
In the third quarter of fiscal 2019, the Company’s Skip Hop business experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer that declared bankruptcy (Toys “R” Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company’s indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. The indefinite-lived tradename asset assessment was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” and was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. Based on this assessment, a charge of $30.8 million was recorded during the third quarter of fiscal 2019 on our indefinite-lived Skip Hop tradename asset. The charge included charges of $19.1 million, $10.5 million, and $1.2 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.

Based upon our most recent annual assessment, performed as of January 2, 2021, there were no further impairments in the values of goodwill or indefinite-lived or definite-lived intangible assets. This annual assessment indicated that each reporting unit’s fair value exceeded its carrying value by at least 53%. The annual assessment also indicated that the OshKosh and Skip Hop indefinite-lived tradename assets’ fair value exceeded its carrying value by approximately 10% and 40%, respectively. Sensitivity tests on the OshKosh indefinite-lived tradename asset showed that a 100 basis point increase in the discount rate, a 10% decrease in forecasted revenues, or a 25 basis point decrease in the royalty rate was needed to change the conclusion. Although the Company determined that no further impairment exists for the Company’s goodwill or indefinite-lived or definite-lived intangible assets, these assets could be at risk for impairment should global economic conditions continue to deteriorate as a result of COVID-19.
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
Accounting For Income Taxes
As part of the process of preparing the accompanying consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign). We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If it is more likely than not that a tax position would not be sustained, then no tax benefit would be recognized. Where applicable, associated interest related to unrecognized tax benefits is recognized as a component of interest expense and associated penalties related to unrecognized tax benefits are recognized as a component of income tax expense.
We also assess permanent and temporary differences resulting from differing basis and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, stock-based compensation expense, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statements of operations.
For current and deferred tax provisions, ASC 740 requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. Changes to tax laws known as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) were enacted on December 22, 2017. SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permitted the Company to calculate and recognize provisional tax estimates for the fourth quarter of fiscal 2017 related to the enactment of the 2017 Tax Act. The Company completed its assessment of the implications of the 2017 Tax Act in 2018. The adjustment to income tax expense recorded in 2018 was not material. Additional information is contained in Item 8 “Financial Statements and Supplementary Data” under Note 12, Income Taxes, to the consolidated financial statements.
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

Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables and payables, including intercompany balances, are included in Other expense (income), net in our consolidated statements of operations. Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at the end of each reporting period, and the gain or loss is recognized in Other expense (income), net in our consolidated statements of operations.
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in our Canadian and Mexican businesses. As part of a hedging strategy, we may use foreign currency forward exchange contracts that typically have maturities of less than 12 months and provide continuing coverage throughout the hedging period. Historically, these contracts have not been designated for hedge accounting treatment, and therefore changes in the fair value of these contracts were recorded in our consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to any open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values for open contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates), classified as Level 2 within the fair value hierarchy. At January 2, 2021, there were no unsettled foreign currency forward contracts.
Employee Benefit Plans
We sponsor a frozen defined benefit pension plan and other unfunded post-retirement plans. The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations, and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions. Actual results that differ from the actuarial assumptions are reflected as deferred gains and losses in Accumulated other comprehensive income (loss) within stockholder’s equity. Deferred gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the estimated service life of the remaining plan participants.
Any future obligation under our pension plan not funded from investment returns on plan assets are expected to be funded from cash flows from operations.
The most significant assumption used to determine the Company’s projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8 “Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.
Stock-Based Compensation Arrangements
We account for the cost resulting from stock-based compensation arrangements at grant date fair value, utilizing the Black-Scholes option pricing model, which requires the use of subjective assumptions. These assumptions include the following:
•Volatility – This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. We use actual monthly historical changes in the market value of our stock covering the expected life of stock options being valued. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.
•Risk-free interest rate – This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.
•Expected term – This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase the fair value of the stock option and related compensation expense.
•Dividend yield – We estimate a dividend yield based on the current dividend amount as a percentage of our current stock price. An increase in the dividend yield will decrease the fair value of the stock option and related stock-based compensation expense.
•Forfeitures – We estimate forfeitures of stock-based awards based on historical experience and expected future activity.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in fiscal 2020, compared to fiscal 2019, negatively affected our International segment's net sales by approximately $4.7 million.
Fluctuations in exchange rates between the U.S. dollar and other currencies may affect our results of operations, financial position, and cash flows. Transactions by our foreign subsidiaries may be denominated in a currency other than the entity's functional currency. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries that are marked to market. In our consolidated statement of operations, these gains and losses are recorded within Other expense (income), net. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are of a long-term nature are accounted for as translation adjustments and are included in Accumulated other comprehensive income (loss).
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. Weighted-average variable rate borrowings for the fiscal year ended January 2, 2021 were $212.2 million. An increase or decrease of 1% in the effective interest rate on that amount would have increased or decreased our annual pretax interest cost for fiscal 2020 by approximately $2.1 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER’S, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter’s, Inc. and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended January 2, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Indefinite-Lived Tradename Impairment Assessment for Skip Hop and OshKosh
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradename balance was $305.2 million as of January 2, 2021, which includes the OshKosh tradename of $70.0 million and the Skip Hop tradename of $15.0 million. Management performs a review for potential impairment annually as of the last day of each fiscal year or whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying amount exceeds the fair value of the tradename, an impairment charge is recognized in the amount of the excess. Due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability primarily due to the impacts from the outbreak of COVID-19, management concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, management conducted an interim quantitative impairment assessment which indicated an impairment charge of $15.5 million and $11.0 million related to the OshKosh and Skip Hop tradename assets, respectively.
Management determines fair value of the tradename using a discounted cash flow model that uses the relief- from-royalty method. Significant assumptions in the impairment model includes estimates of revenue growth rates, terminal value, discount rate, and royalty rate.
The principal considerations for our determination that performing procedures relating to the indefinite-lived tradename impairment assessment for OshKosh and Skip Hop is a critical audit matter are (i) the significant judgment by management when determining the fair value of the tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of revenue growth rates, terminal values, discount rates, and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite- lived tradename impairment assessments, including controls over the valuation of the Company’s Skip Hop and OshKosh indefinite-lived tradenames. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of the Skip Hop and OshKosh tradenames, (ii) evaluating the appropriateness of the relief-from-royalty method, (iii) testing the completeness and accuracy of underlying data used in the estimate, and (iv) evaluating the significant assumptions used by management related to revenue growth rates, terminal values, discount rates, and royalty rates. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the tradename, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief-from-royalty method, terminal value, the discount rate, and royalty rate assumptions.
Goodwill Impairment Assessment for Other International Reporting Unit
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $211.8 million as of January 2, 2021, and the goodwill associated with the Other International reporting unit was $11.5 million. Management performs a review for potential impairment annually as of the last day of each fiscal year or whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying amount exceeds the fair value of the reporting unit, an impairment charge is recognized in the amount of the excess. Due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability primarily due to the impacts from the outbreak of a COVID-19, management concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, management conducted an interim quantitative impairment assessment which indicated a goodwill impairment charge of the Other International reporting unit of $17.7 million. Management determines fair value of the reporting unit using a discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”). Significant assumptions in the income approach includes estimates of revenue growth and profitability, terminal value, discount rate, and an implied control premium.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Other International reporting unit are (i) the significant judgment by management when determining the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of revenue growth and profitability, terminal value, discount rate, and implied control premium; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Other International reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate of the Other International reporting unit, (ii) evaluating the appropriateness of the income and market approaches, (iii) testing the completeness and accuracy of underlying data used in the estimate, and (iv) evaluating the reasonableness of significant assumptions related to revenue growth and profitability, terminal value, discount rate and implied control premium. Evaluating management’s assumptions related to revenue growth and profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income and market approaches and the terminal value, discount rate, and implied control premium assumptions.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2021

We have served as the Company’s auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 2, 2021	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,102,323	$214,311
Accounts receivable, net of allowance for credit losses of $5,940 and $6,354, respectively	186,512	251,005
Finished goods inventories, net of inventory reserves of $14,206 and $9,283, respectively	599,262	593,987
Prepaid expenses and other current assets	57,927	48,454
Total current assets	1,946,024	1,107,757
Property, plant, and equipment, net	262,345	320,168
Operating lease assets	593,008	687,024
Tradenames, net	307,893	334,642
Goodwill	211,776	229,026
Customer relationships, net	37,510	41,126
Other assets	34,024	33,374
Total assets	$3,392,580	$2,753,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472,140	$183,641
Current operating lease liabilities	185,152	160,228
Other current liabilities	135,240	131,631
Total current liabilities	792,532	475,500
Long-term debt, net	989,530	594,672
Deferred income taxes	52,770	74,370
Long-term operating lease liabilities	554,497	664,372
Other long-term liabilities	65,218	64,073
Total liabilities	$2,454,547	$1,872,987

Commitments and contingencies - Note 18

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding at January 2, 2021 and December 28, 2019	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 43,780,075 and 43,963,103 shares issued and outstanding at January 2, 2021 and December 28, 2019, respectively	438	440
Additional paid-in capital	17,752	—
Accumulated other comprehensive loss	(32,760)	(35,634)
Retained earnings	952,603	915,324
Total stockholders’ equity	938,033	880,130
Total liabilities and stockholders’ equity	$3,392,580	$2,753,117
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal year ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Net sales	$3,024,334	$3,519,286	$3,462,269
Cost of goods sold	1,696,224	2,008,630	1,962,113
Adverse purchase commitments (inventory and raw materials), net	14,668	2,106	2,673
Gross profit	1,313,442	1,508,550	1,497,483
Royalty income, net	26,276	34,637	38,930
Selling, general, and administrative expenses	1,105,607	1,140,515	1,144,980
Goodwill impairment	17,742	—	—
Intangible asset impairment	26,500	30,800	—
Operating income	189,869	371,872	391,433
Interest expense	56,062	37,617	34,569
Interest income	(1,515)	(1,303)	(527)
Other expense (income), net	338	(217)	1,416
Loss on extinguishment of debt	—	7,823	—
Income before income taxes	134,984	327,952	355,975
Income tax provision	25,267	64,150	73,907
Net income	$109,717	$263,802	$282,068

Basic net income per common share	$2.51	$5.89	$6.06
Diluted net income per common share	$2.50	$5.85	$6.00
Dividend declared and paid per common share	$0.60	$2.00	$1.80
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal year ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Net income	$109,717	$263,802	$282,068
Other comprehensive income:
Unrealized (loss) gain on OshKosh defined benefit plan, net of tax benefit or (tax expense) of $680, $(230), and $80 for the fiscal years 2020, 2019, and 2018, respectively	(2,197)	746	(281)
Unrealized (loss) gain on Carter's post-retirement benefit obligation, net of tax benefit or (tax expense) of $39, $150, and $(70) for fiscal years 2020, 2019, and 2018, respectively	(144)	(483)	214
Foreign currency translation adjustments	5,215	6,442	(11,679)
Total other comprehensive income (loss)	2,874	6,705	(11,746)
Comprehensive income	$112,591	$270,507	$270,322
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal year ended
	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Cash flows from operating activities:
Net income	$109,717	$263,802	$282,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation or property, plant, and equipment	90,284	92,207	85,936
Amortization of intangible assets	3,715	3,747	3,717
Provisions for (recoveries of) excess and obsolete inventory, net	4,866	5,791	(6,954)
Goodwill impairment	17,742	—	—
Intangible asset impairments	26,500	30,800	—
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	12,785	452	995
Amortization of debt issuance costs	2,372	1,437	1,746
Stock-based compensation expense	12,830	16,529	14,673
Unrealized foreign currency exchange loss (gain), net	361	(564)	271
Provisions for doubtful (recoveries of) accounts receivable from customers	6,072	(220)	15,801
Loss on extinguishment of debt	—	7,823	—
Deferred income tax (benefit)	(23,254)	(13,300)	(1,018)
Effect of changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	58,275	8,121	(34,448)
Finished goods inventories	(8,063)	(22,474)	(23,692)
Prepaid expenses and other assets	(9,132)	(13,759)	12,121
Accounts payable and other liabilities	284,824	6,823	4,982
Net cash provided by operating activities	$589,894	$387,215	$356,198

Cash flows from investing activities:
Capital expenditures	$(32,871)	$(61,419)	$(63,783)
Acquisitions of businesses, net of cash acquired	—	—	96
Disposals and recoveries from property, plant, and equipment	—	749	380
Net cash used in investing activities	$(32,871)	$(60,670)	$(63,307)

Cash flows from financing activities:
Proceeds from senior notes due 2025	$500,000	$—	$—
Proceeds from senior notes due 2027	—	500,000	—
Payment of senior notes due 2021	—	(400,000)	—
Premiums paid to extinguish debt	—	(5,252)	—
Payments of debt issuance costs	(7,639)	(5,793)	(968)
Borrowings under secured revolving credit facility	644,000	265,000	290,000
Payments on secured revolving credit facility	(744,000)	(361,000)	(315,000)
Repurchase of common stock	(45,255)	(196,910)	(193,028)
Dividends paid	(26,260)	(89,591)	(83,717)
Withholdings from vesting of restricted stock	(5,011)	(4,328)	(6,830)
Proceeds from exercise of stock options	9,008	14,490	10,597
Net cash provided by (used in) financing activities	$324,843	$(283,384)	$(298,946)

Net effect of exchange rate changes on cash and cash equivalents	6,146	1,073	(2,362)
Net increase (decrease) in cash and cash equivalents	$888,012	$44,234	$(8,417)
Cash and cash equivalents, beginning of fiscal year	214,311	170,077	178,494
Cash and cash equivalents, end of fiscal year	$1,102,323	$214,311	$170,077
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 30, 2017	47,178,346	$472	$—	$(29,093)	$886,037	$857,416
Exercise of stock options	261,113	3	10,594	—	—	10,597
Withholdings from vesting of restricted stock	(57,554)	(1)	(6,829)	—	—	(6,830)
Restricted stock activity	126,638	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,673	—	—	14,673
Repurchases of common stock	(1,879,529)	(19)	(18,437)	—	(174,572)	(193,028)
Cash dividends declared and paid	—	—	—	—	(83,717)	(83,717)
Comprehensive income	—	—	—	(11,746)	282,068	270,322
Balance at December 29, 2018	45,629,014	$456	$—	$(40,839)	$909,816	$869,433
Exercise of stock options	274,960	3	14,487	—	—	14,490
Withholdings from vesting of restricted stock	(46,429)	—	(4,328)	—	—	(4,328)
Restricted stock activity	213,030	2	(2)	—	—	—
Stock-based compensation expense	—	—	16,529	—	—	16,529
Repurchases of common stock	(2,107,472)	(21)	(26,686)	—	(170,203)	(196,910)
Cash dividends declared and paid	—	—	—	—	(89,591)	(89,591)
Comprehensive income	—	—	—	6,705	263,802	270,507
Reclassification of tax effects(*)	—	—	—	(1,500)	1,500	—
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	193,645	2	9,006	—	—	9,008
Withholdings from vesting of restricted stock	(47,337)	—	(5,011)	—	—	(5,011)
Restricted stock activity	145,348	1	(1)	—	—	—
Stock-based compensation expense	—	—	12,830	—	—	12,830
Repurchases of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid	—	—	—	—	(26,260)	(26,260)
Comprehensive income	—	—	—	2,874	109,717	112,591
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
(*)In the first quarter of fiscal 2019, the Company reclassified $1.5 million of tax benefits from “Accumulated other comprehensive loss” to “Retained earnings” for the tax effects resulting from the December 22, 2017 enactment of the Tax Cut and Jobs Act in accordance with the adoption of Accounting Standards Update 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Carter’s little baby basics, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company’s own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional, or 53rd, week of results. Fiscal 2020, ended on January 2, 2021, contained 53 calendar weeks. Fiscal 2019, ended on December 28, 2019, and fiscal 2018, ended on December 29, 2018, contained 52 calendar weeks.
Certain expenses increased in relationship to the additional revenue from the 53rd week, while other expenses, such as fixed costs and expenses incurred on a calendar-month basis, did not increase. The consolidated gross margin for the additional revenue from the 53rd week is slightly lower than the consolidated gross margin for fiscal 2020 due to increased promotional activity during the 53rd week.
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
Revision of Previously Issued Financial Statements
During the second quarter of fiscal year 2020, it was determined that there were amounts presented incorrectly in the statement of cash flows for the annual and interim year to date periods subsequent to the December 30, 2018 adoption of ASC 842, Leases, due to the presentation of the non-cash impact of the initial and subsequent recognition of the Right of Use (“ROU”) assets and lease liabilities within the “Prepaid expenses and other assets” and “Accounts payable and other liabilities” line items, respectively, within operating cash flows. This incorrect presentation had no impact on net cash (used in) provided by operating activities for any of the periods. We assessed the materiality of the incorrect presentation and concluded that the previously issued financial statements were not materially misstated. The presentation errors resulted in an offsetting overstatement of cash used for prepaid expenses and other assets and cash provided by accounts payable and other liabilities of $739 million, $773 million and $815 million for the three, six and nine-months ended March 30, 2019, June 29, 2019 and September 28, 2019, respectively, $828 million for the year ended December 28, 2019 and $29 million for the three months ended March 28, 2020. The accompanying consolidated statement of cash flows appropriately reflect the corrected presentation of these non-cash activities. In addition, the Company has reclassified prior comparable period amounts to present ROU asset amortization and lease liability payment activity on a net basis within the “Accounts payable and other liabilities” line item. The revisions to the three, six and nine-months ended March 30, 2019, June 29, 2019 and September 28, 2019 have been presented in previous Form 10-Q filings. The revisions to the year ended December 31, 2019 have been presented in this Form 10-K. Revisions to the three months ended March 31, 2020 will be presented in a future Form 10-Q filing. We will continue to provide supplemental noncash cash flow disclosure information in the notes to the financial statements.
COVID-19
In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and former President Trump declared a national emergency. As a result of COVID-19, the Company temporarily closed its retail stores in North America and implemented several actions during fiscal 2020 to enhance liquidity and financial flexibility including the deferral of lease payments, reductions in discretionary

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

spending, amending its revolving credit facility, issuing $500 million principal amount of senior notes, and suspending dividends and share repurchases.
Beginning in April 2020, the Company suspended rent payments under the leases for our temporarily closed stores in North America and initiated discussions with landlords to obtain rent concessions. The Company considered the Financial Accounting Standards Board’s (“FASB”) recent guidance regarding lease concessions as a result of the effects of the COVID-19 pandemic and has elected to treat these rent concessions as lease modifications. As of January 2, 2021, lease modifications resulting from COVID-19 related rent concessions decreased the Company’s operating lease liabilities by $23.7 million during fiscal 2020. The Company continues to negotiate lease concessions with landlords. As of the end of the third fiscal quarter, the Company resumed making the required rent payments under these leases.
On May 4, 2020, the Company, through its wholly owned subsidiary, The William Carter Company (“TWCC”), amended its revolving credit facility. This amendment provided for, among other things, a waiver of financial covenants through the balance of fiscal year 2020, revised covenant requirements through the third quarter of fiscal year 2021, and the ability to raise additional unsecured financing at the Company’s discretion. Additionally, on May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025. See Note 8, Long-Term Debt, for further details on the amendment to the revolving credit facility and the issuance of $500 million principal amount of senior notes.
The Company announced in the first half of fiscal 2020, that in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program and its quarterly cash dividend.
The Company also assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of January 2, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, our allowance for credit losses, inventory reserves, adverse inventory and fabric purchase commitments, stock based compensation, and the carrying value of our goodwill and other long-lived assets. Based on these assessments, in fiscal 2020, the Company recorded impairments on operating lease assets and other long-lived assets for our underperforming retail stores of $9.0 million, adverse inventory and fabric purchase commitments of $14.7 million, incremental excess inventory reserve related charges of $4.9 million, intangible asset impairments of $26.5 million, and goodwill impairment of $17.7 million. There could be a further material impact to our consolidated financial statements in future reporting periods if, at a future date, the Company determines that these assessments of the magnitude and duration of COVID-19, as well as other factors, were incorrect.
Additional COVID-19 related charges in fiscal 2020 were $21.4 million, which primarily included incremental costs of $12.1 million related to payroll continuation for a period of time for our retail employees and increased employee-related costs at our distribution centers, costs associated with additional protective equipment and cleaning supplies of $8.9 million, and restructuring costs of $2.3 million, partially offset by a payroll tax benefit of $3.5 million.
Foreign Currency Translation and Transactions
Translation Adjustments
The functional currency of substantially all of the Company’s foreign operations is the local currency in each foreign country. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets.
Transaction Adjustments
The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries that are marked to market. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of Other expense (income), net, within the consolidated statements of operations. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are of a long-term nature are accounted for as translation adjustments and are included in Accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Contracts
As part of the Company’s overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, the Company may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in its Canadian and Mexican operations. As part of this hedging strategy, the Company may use foreign currency forward exchange contracts with maturities of less than 12 months to provide continuing coverage throughout the hedging period. Historically, these contracts were not designated for hedge accounting treatment, and therefore changes in the fair value of these contracts have been recorded in Other (income) expense, net in the Company’s consolidated statements of operations. Such foreign currency gains and losses typically include the mark-to-market fair value adjustments at the end of each reporting period related to open contracts, as well as any realized gains and losses on contracts settled during the reporting period. The fair values of any unsettled currency contracts are included in other current assets or other current liabilities on the Company’s consolidated balance sheet. On the consolidated statement of cash flows, the Company includes all activity, including cash settlement of any contracts, as a component of cash flows from operations.
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
Concentration of Cash Deposits Risk
As of January 2, 2021, the Company had approximately $1.10 billion of cash and cash equivalents in major financial institutions, including approximately $85.8 million in financial institutions located outside of the United States. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of Credit Risk
In fiscal 2020, 2019, and 2018, no one customer accounted for 10% or more of the Company’s consolidated net sales.
At January 2, 2021, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 69% of total gross trade receivables outstanding. At December 28, 2019, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 52% of total gross trade receivables outstanding.
Valuation Accounts for Wholesale Accounts Receivable
Accounts Receivable Reserves
The Company's accounts receivable reserves for wholesale customers include an allowance for expected credit losses and an allowance for chargebacks. The allowance for expected credit losses includes estimated losses resulting from the inability of our customers to make payments. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. The Company’s credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provisions for the allowance for expected credit losses are reflected in Selling, general and administrative expenses on the consolidated statement of operations and provisions for chargebacks are reflected as a reduction in Net sales on the consolidated statement of operations.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Leases
At the beginning of fiscal 2019, the Company adopted the provisions of ASC No. 842, Leases (“ASC 842”), using a modified retrospective approach. This approach allows the Company to apply the standard and related disclosures to the financial statements for the period of adoption and to apply the old guidance in the comparative periods.
The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements or statement of cash flows. The most significant impact was the recognition of right of use (“ROU”) assets and lease liabilities for operating leases. Finance leases are not material to the Company’s consolidated balance sheets, consolidated statements of operations or statements of cash flows.
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
Policy Elections
Practical Expedient Package - The Company has elected the following expedients and applied them consistently to all leases:
•The Company will not revisit whether a contract is, or contains, a lease under the ASC 842 definition of a lease.
•The lease classification determined under prior guidance will not be reevaluated under ASC 842.
•Previously capitalized initial direct costs under prior guidance will be carried forward. Any initial direct costs after the effective date will be included within the ROU asset under ASC 842.
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
Internal-Use Software
The Company purchases software licenses from external vendors and also develops software internally using Company employees and consultants. Software license costs, including certain costs to internally develop software, that meet the applicable criteria are capitalized while all other costs are expensed as incurred. Capitalized software is depreciated or amortized on the straight-line method over its estimated useful lives, from 3 to 10 years. If a software application does not include a purchased license for the software, such as a cloud-based software application, the arrangement is accounted for as a service contract. Cloud computing implementation costs incurred in a hosting arrangement that is a service contract and that meet the applicable criteria are capitalized and reported in Prepaid expenses and other current assets on the consolidated balances sheets. Any capitalized costs are amortized over the term of the hosting arrangement, and the expense is presented in the same line item within the consolidated statements of operations as the expense for the service contract's fees.
Goodwill and Other Intangible Assets
Annual Impairment Reviews
The carrying values of the goodwill and indefinite-lived tradename assets are subject to annual impairment reviews which are performed as of the last day of each fiscal year. Additionally, a review for potential impairment is performed whenever significant events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Significant assumptions in the impairment models include estimates of revenue growth and profitability, terminal values, discount rates, an implied control premium, and, in the case of tradenames, royalty rates.
Goodwill
The Company performs impairment tests of its goodwill at the reporting unit level. Qualitative and quantitative methods are used to assess for impairment, including the use of discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”).
Under a qualitative assessment, the Company determines if it is “more likely than not” that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events. If the Company determines that it is “more likely than not” that the fair value of the reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is “not more likely than not” that the fair value of the reporting unit is less than its carrying value, then no further testing is required and the Company documents the relevant qualitative factors that support the strength in the fair value.
Under a quantitative assessment for goodwill, the Company compares the fair value of a reporting unit to its carrying value, including goodwill. The Company uses the income approach and the market approach to determine the fair value of a reporting unit. The assumptions used in these approaches include revenue growth and profitability, terminal values, discount rates, and an implied control premium. These assumptions are consistent with those of hypothetical marketplace participants. An impairment is recorded for any excess carrying value above the fair value of the reporting unit, not to exceed the carrying value of goodwill.
Due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19, the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”) and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using the income approach and the market approach. As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter’s, and Carter’s Mexico goodwill, respectively. The carrying value of the Company’s goodwill for the Other International reporting unit as of January 2, 2021 was $11.8 million.
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
As discussed above, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets as of January 2, 2021 were $70.0 million and $15.0 million, respectively.
In the third quarter of fiscal 2019, the Company’s Skip Hop business experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer that declared bankruptcy (Toys “R” Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company’s indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. The indefinite-lived tradename asset assessment was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” and was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. Based on this assessment, a charge of $30.8 million was recorded during the third quarter of fiscal 2019 on our indefinite-lived Skip Hop tradename asset. The charge included charges of $19.1 million, $10.5 million, and $1.2 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
Based upon our most recent annual assessment, performed as of January 2, 2021, there were no further impairments in the values of goodwill or indefinite-lived or definite-lived intangible assets. This annual assessment indicated that each reporting unit’s fair value exceeded its carrying value by at least 53%. The annual assessment also indicated that the OshKosh and Skip Hop indefinite-lived tradename assets’ fair value exceeded its carrying value by approximately 10% and 40%, respectively. Sensitivity tests on the OshKosh indefinite-lived tradename asset showed that a 100 basis point increase in the discount rate, a 10% decrease in forecasted revenues, or a 25 basis point decrease in the royalty rate was needed to change the conclusion. Although the Company determined that no further impairment exists for the Company’s goodwill or indefinite-lived or definite-lived intangible assets, these assets could be at risk for impairment should global economic conditions continue to deteriorate as a result of COVID-19.
Impairment of Other Long-Lived Assets
The Company reviews other long-lived assets, including operating lease assets, property, plant, and equipment, and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell.
The impact of the COVID-19 pandemic resulted in a qualitative indication of impairment related to our store long-lived assets. In fiscal 2020, the Company recorded impairment charges of operating lease assets and other long-lived assets for our underperforming retail stores of $9.0 million. The impairment charges were recorded in Selling, general and administrative expenses on the Company’s consolidated statements of operations.
Deferred Debt Issuance Costs
Debt issuance costs associated with the Company’s secured revolving credit facility and senior term notes are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company’s senior notes are presented on the Company’s consolidated balance sheet as a direct reduction in the carrying value of the associated debt liability. Fees paid to lenders by the Company to obtain its secured revolving credit facility are included within Other assets on the Company’s consolidated balance sheets and classified as either current or non-current based on the expiration date of the credit facility.
Fair Value Measurements
The fair value framework requires the Company to categorize certain assets and liabilities into three levels, based upon the assumptions used to price those assets or liabilities. The three levels are defined as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The Company measures its pension assets, deferred compensation plan investment assets, and any unsettled foreign currency forward contracts at fair value. The Company's cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value.
The carrying values of the Company’s outstanding borrowings are not required to be remeasured and adjusted to the then-current fair values at the end of each reporting period. Instead, the fair values of the Company’s outstanding borrowings are disclosed at the end of each reporting period in Note 8, Long-Term Debt, to the consolidated financial statements. Had the Company been required to remeasure and adjust the carrying values of its outstanding borrowings to fair value at the end of each reporting period, such fair value measurements would have been disclosed as a Level 2 liability in the fair value hierarchy.
Revenue Recognition
At the beginning of fiscal 2018, the Company adopted the provisions of ASC 606 using the full retrospective adoption method.
The Company uses the five-step model to recognize revenue:
1)Identify the contract with the customer;
2)Identity the performance obligation(s);
3)Determine the transaction price;
4)Allocate the transaction price to each performance obligation if multiple obligations exist; and
5)Recognize the revenue when the performance obligations are satisfied
Performance Obligations
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Loyalty program - Retail customers can earn loyalty points that accumulate towards earning reward certificates that are redeemable for a specified amount off of future purchases for a specified period of time. Points and reward certificates earned by retail customers under the Company’s loyalty program represent a separate performance obligation. For transactions where a customer earns loyalty points, the Company allocates revenue between the goods sold and the loyalty points expected to be earned towards a reward certificate based upon the relative standalone selling price. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets and then recognized as revenue upon redemption of the reward certificate. Loyalty program breakage is recognized as revenue based on the customer redemption pattern.
Gift Cards - Customer purchases of gift cards are not recognized as revenue until the gift card is redeemed. The revenue that is deferred is recorded within Other current liabilities on the Company’s consolidated balance sheets. Gift card breakage is recognized as revenue based on the customer redemption pattern.
Royalty Revenues - The Company satisfies its performance obligations with licensees over time as customers have the right to use the intellectual property over the contract period.
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
Significant Judgments
Sale of Goods - The Company relies on shipping terms to determine when performance obligations are satisfied. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment if there are no remaining performance obligations. The Company recognizes the revenue once control passes to the customer. For most retail transactions in stores, no significant judgments are involved since revenue is recognized at the point of sale when tender is exchanged and the customer receives the goods. For retail transactions made through the Company's eCommerce channel, revenue is recognized when the goods are physically delivered to the customer. The Company recognizes revenue from omni-channel sales, including buy on-line and pick up in store, buy-on-line, ship-to-store, and buy-on-line, deliver-from-store, when the product is physically delivered to the customer or when the product arrives at the store and has been picked up by the customer.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Policy Elections
In addition to those previously disclosed, the Company has made the following accounting policy elections and practical expedients:
•Portfolio Approach - The Company uses the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition.
•Taxes - The Company excludes from the transaction price any taxes collected from customers that are remitted to taxing authorities.
•Shipping and Handling Charges - Charges that are incurred before and after the customer obtains control of goods are deemed to be fulfillment costs.
•Time Value of Money - The Company’s payment terms are less than one year from the transfer of goods. Therefore, the Company does not adjust promised amounts of consideration for the effects of the time value of money.
•Disclosure of Remaining Performance Obligations - The Company does not disclose the aggregate amount of the transaction price allocated to remaining performance obligations for contracts that are one year or less in term.
The Company records its cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $0.5 million for fiscal 2020, $3.1 million for fiscal 2019, and $3.0 million for fiscal 2018 as a component of Selling, general, and administrative expenses on the accompanying consolidated statements of operations, rather than as a reduction of Net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales.
Costs of Goods Sold and Selling, General and Administrative Expenses
In addition to the cost of product, cost of goods sold include changes to our inventory reserve and expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. For omni-channel transactions, costs of goods sold include the costs of shipping product to end customers or to retail stores.
Retail store occupancy costs, distribution expenses, and generally all expenses other than interest and income taxes are included in Selling, general, and administrative “SG&A”. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Distribution expenses included in SG&A totaled $190.7 million, $191.1 million, and $188.9 million for fiscal years 2020, 2019, and 2018, respectively.
Gross Profit
Gross profit is calculated as consolidated net sales less cost of goods sold, and gross margin is calculated as gross profit divided by consolidated net sales. Definitions of gross profit and gross margin vary across the industry and, as such, our metrics may not be comparable to other companies.
Income from Royalties and License Fees
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Carter's little baby basics brands to partners to expand our product offerings to include bedding, cribs, diaper bags, footwear, gift sets, hair accessories, jewelry, outerwear, paper goods, socks, shoes, swimwear, and toys. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income in the statements of operations.
Advertising Expenses
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as magazine costs and eCommerce site banners, are expensed when the advertising event takes place.
Stock-Based Compensation Arrangements
The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period, net of estimated forfeitures. During the requisite service period, the Company also recognizes a deferred income tax benefit for the expense recognized for U.S. GAAP. At time of subsequent vesting, exercise, forfeiture, or expiration of an award, the difference between the

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s actual income tax deduction, if any, and the previously accrued income tax benefit is recognized in income tax expense/benefit during the current period.
Stock Options
The Company determines the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:
•Volatility - This is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate. The Company uses actual monthly historical changes in the market value of its stock covering the expected life of options being valued. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.
•Risk-free interest rate - This is the U.S. Treasury rate as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.
•Expected term - This is the period of time over which the stock options granted are expected to remain outstanding and is based on historical experience and estimated future exercise behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. An increase in the expected term will increase the fair value of the stock option and the related compensation expense.
•Dividend yield - The Company estimates a dividend yield based on the current dividend amount as a percentage of the current stock price. An increase in the dividend yield will decrease the fair value of the stock option and the related compensation expenses.
•Forfeitures - The Company estimates forfeitures of stock-based awards based on historical experience and expected future activity.
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
Stock Awards
The fair value of stock granted to non-management board members is determined based on the quoted closing price of the Company’s common stock on the date of grant. The Company records the stock-based compensation expense immediately as there are no vesting terms.
Income Taxes
The accompanying consolidated financial statements reflect current and deferred tax provisions, in accordance with ASC 740, Income Taxes. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax basis of assets and liabilities using presently enacted tax rates. Deferred tax assets are a component of non-current Other assets in the Company’s consolidated balance sheet. Valuation allowances are established when it is “more likely than not” that a deferred tax asset will not be recovered. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. A company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If it is more likely than not that a tax position would not be sustained, then no tax benefit would be recognized. Where applicable, associated interest and penalties are also recorded. Interest is recorded as a component of Interest expense and penalties, if any, are recorded within the provision for incomes taxes in the consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for uncertain tax contingency liabilities.
Supplemental Cash Flow Information
Interest paid in cash approximated $55.1 million, $36.5 million, and $33.6 million for fiscal years 2020, 2019, and 2018, respectively. Income taxes paid in cash approximated $54.7 million, $67.6 million and $55.9 million for fiscal years 2020, 2019, and 2018, respectively.
Additions to property, plant and equipment of approximately $6.0 million, $1.2 million, and $1.9 million were excluded from capital expenditures on the Company’s consolidated statements of cash flows for fiscal years 2020, 2019, and 2018, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.
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
Open Market Repurchases of Common Stock
Shares of the Company’s common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2020, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
Employee Benefit Plans
The Company has several defined benefit plans. Various actuarial methods and assumptions are used in determining net pension and post-retirement costs and obligations. Key assumptions include the discount rate used to determine the present value of future benefits and the expected long-term rate of return on plan assets. The over-funded or under-funded status of the defined benefit plans is recorded as an asset or liability on the consolidated balance sheet. Any service costs that arise during the period are presented in the same statement line item as other employee compensation on the consolidated statement of operations. All other components of current period costs related to defined benefit plans, such as prior service costs and actuarial gains and losses, are presented in Other (income) expense, net on the consolidated statement of operations. The actuarial gains or losses that arise during the period are recognized as a component of comprehensive income, net of tax. These costs are then subsequently recognized as components of net periodic benefit cost in the consolidated statements of operations. Under the provisions of ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, the Company is permitted to use December 31 of each year, as opposed to the Company’s last day of each fiscal year, as an alternate measurement date for its defined benefit plans.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Seasonality
The Company experiences seasonal fluctuations in its sales and profitability due to the timing of certain holidays and key retail shopping periods, typically resulting in lower sales and gross profit in the first half of its fiscal year. Accordingly, the Company’s results of operations during the first half of the year may not be indicative of the results for the full year.
Recent Accounting Pronouncements
Adopted in Fiscal 2020
Credit Losses (ASU 2016-13)
At the beginning of fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This new guidance changed how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaced the previous “incurred loss” model with an “expected loss” model, that requires an entity to recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The Company estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. The effect of the adoption of ASU 2016-13 was not material to the Company's consolidated financial statements.
Goodwill Impairment Testing (ASU 2017-04)
At the beginning of fiscal 2020, the Company adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. The effect of the adoption of ASU 2017-04 had no impact to the Company’s consolidated financial statements. During the first quarter of fiscal 2020, the Company conducted an interim quantitative impairment assessment on the goodwill ascribed to the Other International reporting unit. As a result of this assessment and based on the application of ASU 2017-04, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit. See Note 6, Goodwill and Other Intangible Assets, for further details on the impairment charge and valuation methodology.
Simplifying the Accounting for Income Taxes (ASU 2019-12)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of Topic 740, “Income Taxes,” and simplification in several other areas. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, and interim periods therein, with early adoption permitted. The Company elected to early adopt this guidance in the first quarter of fiscal 2020. The Company retrospectively adopted the provision related to the classification of taxes partially based on income and has determined that the adoption of this standard did not have a material impact on its prior period financial statements. The provisions related to intraperiod tax allocation and interim recognition of enactment of tax laws are being adopted on a prospective basis. The effect of the adoption of ASU 2019-12 was not material to the Company’s consolidated financial statements.
To Be Adopted After Fiscal 2020
Reference Rate Reform (ASU 2020-04)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of adopting ASU 2020-04, but does not expect adoption will have a material impact on the Company’s financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own customers. The Company also earns royalties from its licensees. Disaggregated revenues from these sources for fiscal years 2020, 2019, and 2018 were as follows:

	Fiscal year ended January 2, 2021 (53 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$996,088	$120,244	$1,116,332
Direct-to-consumer	1,671,644	—	236,358	1,908,002
	$1,671,644	$996,088	$356,602	$3,024,334

Royalty income	$8,732	$13,120	$4,424	$26,276

	Fiscal year ended December 28, 2019 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,205,646	$163,793	$1,369,439
Direct-to-consumer	1,884,150	—	265,697	2,149,847
	$1,884,150	$1,205,646	$429,490	$3,519,286

Royalty income	$12,990	$17,670	$3,977	$34,637

	Fiscal year ended December 29, 2018 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,180,687	$163,637	$1,344,324
Direct-to-consumer	1,851,193	—	266,752	2,117,945
	$1,851,193	$1,180,687	$430,389	$3,462,269

Royalty income	$12,877	$22,511	$3,542	$38,930
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	January 2, 2021	December 28, 2019
Trade receivables from wholesale customers, net(1)	$180,830	$239,059
Royalties receivable	5,733	6,982
Tenant allowances and other receivables	12,315	16,247
Total gross receivables	$198,878	$262,288
Less: Wholesale accounts receivable reserves(1)(2)	(12,366)	(11,283)
Accounts receivable, net	$186,512	$251,005
(1)The Company reclassified $1.7 million of customer support related items from Wholesale accounts receivable reserves into Trade receivables from wholesale customers, net for the period ended December 28, 2019.
(2)Includes allowance for credit losses of $5.9 million and $6.4 million for the periods ended January 2, 2021 and December 28, 2019, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding Wholesale accounts receivable reserves is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves
Balance at December 30, 2017	$13,736
Additional provisions	30,280
Charges to reserve	(32,150)
Balance at December 29, 2018	$11,866
Additional provisions	9,047
Charges to reserve	(7,939)
Reclassification to Trade receivables(1)	$(1,691)
Balance at December 28, 2019	$11,283
Additional provisions	9,625
Charges to reserve(2)	(8,542)
Balance at January 2, 2021	$12,366
(1)The Company reclassified $1.7 million of customer support related items from Wholesale accounts receivable reserves into Trade receivables from wholesale customers, net for the period December 28, 2019.
(2)Charges to the reserve include total write-offs of $6.5 million related to the bankruptcy of customers during fiscal 2020.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	January 2, 2021	December 28, 2019
Contract liabilities-current:
Unredeemed gift cards	$18,300	$17,563
Unredeemed customer loyalty rewards	5,241	5,615
Carter’s credit card - upfront bonus(1)	714	714
Total contract liabilities - current(2)	$24,255	$23,892

Contract liabilities - non-current	$2,857	$3,571
Total contract liabilities	$27,112	$27,463
(1)Carter's credit card - upfront bonus - the Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue in 2021.
(2)Included with Other current liabilities on the Company’s consolidated balance sheet.
Composition of Contract Liabilities
Unredeemed gift cards - the Company is obligated to transfer goods in the future to customers who have purchased gift cards. Periodic changes in the gift card contract liability result from the redemption of gift cards by customers and the recognition of estimated breakage revenue for those gift card balances that are not expected to be redeemed. The majority of our gift cards do not have an expiration date; however, all outstanding gift card balances are classified by the Company as current liabilities since gift cards are redeemable on demand by the valid holder. The majority of the Company’s gift cards are redeemed within one year of issuance.
Unredeemed loyalty rewards - points and reward certificates earned by customers under the Company’s loyalty program represent obligations of the Company to transfer goods to the customer upon redemption. Periodic changes in the loyalty program contract liability result from reward certificate redemptions and expirations. The earning and redemption cycles for our loyalty program are under one year in duration.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - LEASES
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company’s leases generally have initial terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of January 2, 2021, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations or statement of cash flows.
As a result of the COVID-19 pandemic, during the second quarter of fiscal 2020 the Company suspended rent payments under the leases for our temporarily closed stores in North America. The Company resumed making the required rent payments under these leases in the third quarter of fiscal 2020.
Additionally, as a result of the effects COVID-19 pandemic, the Company renegotiated approximately 725 lease agreements with landlords. Lease modifications resulting from COVID-19 related rent concessions increased the Company’s operating lease liabilities by $23.7 million during fiscal 2020, primarily due to addition of the deferred lease payments to the updated lease terms and due to a decrease in the discount rates used for the remeasurement of the lease liabilities. The Company continues to negotiate lease concessions with landlords.
In fiscal 2020, the Company recorded operating lease asset impairment charges totaling $7.4 million related to underperforming stores primarily as a result of decreased net revenues and cash flow projections resulting from the COVID-19 disruption and other facility and office closures. See Note 15, Fair Value Measurements, for further details on the fair value calculations for operating lease assets for the retail stores.
The following components of lease expense are included in Selling, general and administrative expenses on the Company's consolidated statements of operations for fiscal 2020:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019
Operating lease cost	$180,056	$179,982
Variable lease cost (*)	71,971	63,043
Net lease cost	$252,027	$243,025
(*)Includes operating lease impairment charges, and short-term leases, which are immaterial.
Supplemental balance sheet information related to leases was as follows:

	January 2, 2021	December 28, 2019
Weighted average remaining operating lease term (years)	5.4	6.0
Weighted average discount rate for operating leases	3.33%	4.35%
Cash paid for amounts included in the measurement of operating lease liabilities in fiscal 2020 and fiscal 2019 was $161.7 million and $193.5 million, respectively.
Non-cash transactions to recognize operating assets and liabilities for new leases in fiscal 2020 and fiscal 2019 were $62.6 million and $110.0 million, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 2, 2021, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
2021	$206,814
2022	159,350
2023	130,646
2024	105,515
2025	77,134
After 2025	129,195
Total lease payments	$808,654
Less: Interest	(69,005)
Present value of lease liabilities(*)	$739,649
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.
As of January 2, 2021, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, are $10.9 million. These operating leases will commence between fiscal year 2021 and fiscal year 2023 with lease terms of 7 years to 11 years.
Rent expense under operating leases (including properties and computer and office equipment) was approximately $165.6 million for the fiscal year ended December 29, 2018.
NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consists of the following:

(dollars in thousands)	January 2, 2021	December 28, 2019
Land, building, and leasehold improvements	$358,121	$363,428
Fixtures, equipment, and computer hardware	308,260	297,930
Computer software	159,558	161,104
Marketing fixtures	9,819	11,160
Construction in progress	10,567	10,394
	846,325	844,016
Accumulated depreciation and amortization	(583,980)	(523,848)
Total	$262,345	$320,168
Depreciation and amortization expense related to property, plant, and equipment was approximately $90.3 million, $92.2 million, and $85.9 million for fiscal years 2020, 2019, and 2018, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The balances and changes in the carrying amount of goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 29, 2018	$83,934	$74,454	$68,713	$227,101
Foreign currency impact	—	—	1,925	1,925
Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(1)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	492	492
Balance at January 2, 2021(2)	$83,934	$74,454	$53,388	$211,776
(1)In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.
(2)Goodwill balance for the International reporting unit is net of accumulated impairment losses of $17.7 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the carrying value of the Company’s intangible assets were as follows:

		January 2, 2021			December 28, 2019
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000	85,500	—	85,500
Skip Hop tradename(2)(3)	Indefinite	15,000	—	15,000	26,000	—	26,000
Finite-life tradenames	5 - 20 years	3,911	1,251	2,660	3,911	1,002	2,909
Total tradenames, net		$309,144	$1,251	$307,893	$335,644	$1,002	$334,642

Skip Hop customer relationships	15 years	$47,300	$11,834	$35,466	$47,300	$8,657	$38,643
Carter’s Mexico customer relationships	10 years	3,108	1,064	2,044	3,258	775	2,483
Total customer relationships, net		$50,408	$12,898	$37,510	$50,558	$9,432	$41,126
(1)In fiscal 2020, a charge of $13.6 million, $1.6 million, and $0.3 million was recorded on our indefinite-lived OshKosh tradename asset in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset.
(2)In fiscal 2020, a charge of $6.8 million, $3.7 million, and $0.5 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
(3)In fiscal 2019, a charge of $19.1 million, $10.5 million, and $1.2 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19, the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”) and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”). As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter’s, and Carter’s Mexico goodwill, respectively. The carrying value of the Company’s goodwill for the Other International reporting unit as of January 2, 2021 was $11.8 million.
The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets as of January 2, 2021 were $70.0 million and $15.0 million, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the third quarter of fiscal 2019, the Company’s Skip Hop business experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer that declared bankruptcy (Toys “R” Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company’s indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. The indefinite-lived tradename asset assessment was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” and was determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. Based on this assessment, a charge of $30.8 million was recorded during the third quarter of fiscal 2019 on our indefinite-lived Skip Hop tradename asset. The charge included charges of $19.1 million, $10.5 million, and $1.2 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
Based upon our most recent annual assessment, performed as of January 2, 2021, there were no further impairments in the values of goodwill or indefinite-lived or definite-lived intangible assets. Although the Company determined that no further impairment exists for the Company’s goodwill or indefinite-lived or definite-lived intangible assets, these assets could be at risk for impairment should global economic conditions continue to deteriorate as a result of COVID-19.
Changes in the carrying values between comparative periods for goodwill related to the International segment were due to fluctuations in the foreign currency exchange rates between the Canadian and U.S. dollar that were used in the remeasurement process for preparing the Company’s consolidated financial statements. The changes in the carrying values of goodwill for Skip Hop and Carter’s Mexico and the changes in the carrying value of customer relationships for Carter’s Mexico, including the related accumulated amortization, that were not attributable to amortization expense was also impacted by foreign currency exchange rate fluctuations.
Amortization expense for intangible assets subject to amortization was approximately $3.7 million for each of fiscal years 2020, 2019, and 2018.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2021	$3,737
2022	$3,737
2023	$3,695
2024	$3,665
2025	$3,665
NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Accumulated other comprehensive (loss) income is summarized as follows:

(dollars in thousands)	Pension liability adjustments	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 30, 2017	$(9,281)	$1,473	$(21,285)	$(29,093)
Fiscal year 2018 change	(281)	214	(11,679)	(11,746)
Balance at December 29, 2018	(9,562)	1,687	(32,964)	(40,839)
Reclassification of tax effects(*)	(1,880)	380	—	(1,500)
Fiscal year 2019 change	746	(483)	6,442	6,705
Balance at December 28, 2019	(10,696)	1,584	(26,522)	(35,634)
Fiscal year 2020 change	(2,197)	(144)	5,215	2,874
Balance at January 2, 2021	$(12,893)	$1,440	$(21,307)	$(32,760)
(*)In fiscal 2019, the Company reclassified $1.5 million of tax benefits from accumulated other comprehensive loss to retained earnings for the tax effects resulting from the December 22, 2017 enactment of the Tax Cut and Jobs Act in accordance with the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 2, 2021 and December 28, 2019, the cumulative tax effect on the pension liability adjustments were $4.0 million and $3.3 million, respectively. As of January 2, 2021 and December 28, 2019, the cumulative tax effect on the post-retirement liability adjustments were approximately $0.5 million and $0.5 million, respectively.`
For the fiscal years ended January 2, 2021 and December 28, 2019, amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company’s defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 11, Employee Benefit Plans, to the consolidated financial statements.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	January 2, 2021	December 28, 2019
5.500% Senior Notes due 2025	$500,000	$—
5.625% Senior Notes due 2027	500,000	500,000
Total senior notes	$1,000,000	$500,000
Less: unamortized issuance-related costs for senior notes	(10,470)	(5,328)
Senior notes, net	$989,530	$494,672
Secured revolving credit facility	—	100,000
Total long-term debt, net	$989,530	$594,672
Secured Revolving Credit Facility
To improve the Company’s cash position in light of the uncertainty and disruption related to COVID-19, the Company drew $639.0 million under its secured revolving credit facility in the month of March 2020, and in May 2020 repaid $500 million of the outstanding borrowings with the net proceeds of a new $500 million senior notes offering, as discussed below, and cash on hand. During the third quarter of fiscal 2020, the Company repaid the remainder of its outstanding borrowings under its secured revolving credit facility with cash on hand. As of January 2, 2021, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of December 28, 2019, the Company had $100.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of January 2, 2021 and December 28, 2019, there was approximately $745.0 million and $645.0 million available for future borrowing, respectively. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets due to contractual repayment terms under the credit facility.
Terms of the Secured Revolving Credit Facility
On August 25, 2017, the Company’s wholly owned subsidiary, The William Carter Company (“TWCC”) and the syndicate of lenders entered into a fourth amended and restated secured revolving credit agreement, which provided for, among other things:
•An extension of the term of the facility to August 25, 2022.
•An increase in the aggregate credit line to $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The $650 million U.S. dollar facility is inclusive of a $100 million sub-limit for letters of credit and a swing line sub-limit of $70 million. The $100 million multicurrency facility is inclusive of a $40 million sub-limit for letters of credit and a swing line sub-limit of $15 million. In addition, the amendment provided for incremental borrowing facilities up to $425 million, which are comprised of an incremental $350 million U.S. dollar revolving credit facility and an incremental $75 million multicurrency revolving credit facility. The incremental U.S. dollar revolving credit facility can increase to an unlimited borrowing amount so long as the consolidated first lien leverage ratio (as defined in the secured revolving credit facility) does not exceed 2.25:1.00.
•Covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
•Lease Adjusted Leverage Ratio (defined as, with certain adjustments, the ratio of the Company’s consolidated indebtedness plus six times rent expense, as defined, to consolidated net income before interest, taxes, depreciation,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization, and rent expense (“EBITDAR”)) and the Consolidated Fixed Charge Coverage Ratio (defined as, with certain adjustments, the ratio of consolidated EBITDAR to consolidated fixed charges (defined as interest plus rent expense)) covenants, which were amended by Amendment No.2 (as defined and described below).
•That certain covenants fall away and that the liens over the collateral securing each of the Company and certain subsidiaries’ collective obligations are released following, among other things, the achievement of, and during the maintenance of, investment grade ratings by Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Services.
Under the fourth amended and restated secured revolving credit facility, TWCC and its domestic subsidiaries have granted to the collateral agent, for the benefit of the lenders, valid and perfected first priority security interests in substantially all of their present and future assets, excluding certain customary exceptions, and guarantee the obligations of the borrowers. In addition, The Genuine Canadian Corp., as Canadian borrower, and Carter’s Holdings B.V., as Dutch borrower, have each guaranteed the obligations of the other.
On September 21, 2018, TWCC and a syndicate of lenders entered into Amendment No. 1 to its fourth amended and restated credit agreement that, among other things, extended the term of the facility from August 25, 2022 to September 21, 2023.
On May 4, 2020, TWCC entered into Amendment No.2 to its fourth amended and restated credit agreement (“Amendment No. 2”). Amendment No. 2 provided for, among other things, access to additional capital and increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.
In particular, Amendment No. 2 provided that the Company may issue additional debt securities in an aggregate principal amount of up to $500 million on or prior to the last day of fiscal 2020 (the “Post-Amendment Debt Issuance”), and must use half of the net cash proceeds from the Post-Amendment Debt Issuance to repay outstanding borrowings under the Secured Revolving Credit Facility (or, if such outstanding borrowings do not exceed an amount equal to half of such net cash proceeds, the amount necessary to repay the borrowings in full). The aggregate gross principal amount outstanding of any Post-Amendment Debt issuance will not count as Consolidated Indebtedness for purposes of leverage determinations under the Secured Revolving Credit Agreement to the extent that the Company’s and certain other subsidiaries’ on-hand cash and cash equivalents is at least equal to the aggregate principal gross amount outstanding of that issuance. On May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, as more fully described below.
Additionally, Amendment No.2 provided that:
•The Lease Adjusted Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio covenants were waived during the period from and including the second fiscal quarter of 2020 through and including the fourth fiscal quarter of 2020, and thereafter,
◦the Lease Adjusted Leverage Ratio was set at 5.50:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021, gradually steps down to 4.00:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition (as defined in Amendment No.2), thereafter.
◦the Consolidated Fixed Charge Coverage Ratio was set at 1.25:1.00 for the first fiscal quarter of 2021 and, during the remainder of 2021 and, gradually steps back up to 1.85:1.00 for the fourth fiscal quarter of 2021 and, subject to the consummation of a Material Acquisition, thereafter.
•During the period from May 4, 2020 through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021 (the “Restricted Period”), the Company must maintain a minimum liquidity (defined as cash-on-hand plus availability under its secured revolving credit facility) on the last day of each fiscal month of at least $700 million.
•During the Restricted Period, the Company must demonstrate a business need for revolving borrowings if it maintains more than $700 million of cash on-hand at the time of the draw, subject to certain exceptions.
•During Restricted Period, the availability of certain exceptions to the lien, investment, indebtedness, and restricted payment negative covenants (including those related to dividend payments and share repurchases) are limited or removed, and any incremental credit extensions and the possibility of collateral and covenant release periods are suspended.
•During the Restricted Period, interest rate margins applicable to the secured revolving credit facility were initially 2.125% for LIBOR rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 1.125% to 2.375%) and 1.125% for base rate loans (which may be adjusted based on a leverage-based pricing grid ranging from 0.125% to 1.375%). Amendment No. 2 also provided for a commitment fee initially equal to 0.35% per annum, and

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ranging thereafter from 0.15% per annum to 0.40% per annum based upon a leverage-based pricing grid, which is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments.
Approximately $1.2 million, including both bank fees and other third party expenses, has been capitalized in connection with Amendment No. 2 and is being amortized over the remaining term of the secured revolving credit facility.
As of January 2, 2021, the interest rate margins applicable to the amended revolving credit facility were 1.625% for LIBOR (London Interbank Offered Rate) rate loans and 0.625% for base rate loans. There were no U.S. dollar borrowings or foreign currency borrowings outstanding on January 2, 2021. As of December 28, 2019, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at a LIBOR rate plus the applicable base rate, which resulted in a weighted-average borrowing rate of 3.42%. There were no Canadian borrowings outstanding on January 2, 2021 or December 28, 2019.
As of January 2, 2021, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
Senior Notes
2020 Issuance of Senior Notes
On May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, all of which were outstanding as of January 2, 2021. TWCC received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which TWCC used to repay borrowings outstanding under the Company’s secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
The senior notes are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter’s, Inc. and all guarantees are joint, several and unconditional.
On and after May 15, 2022, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The redemption price is applicable when the redemption occurs during the twelve-month period beginning on May 15 of each of the years indicated is as follows:

Year	Percentage
2022	102.75%
2023	101.38%
2024 and thereafter	100.00%
2019 Redemption and Issuance of Senior Notes
On March 14, 2019, TWCC redeemed $400 million principal amount of senior notes, bearing interest at a rate of 5.25% per annum, and maturing on August 15, 2021, pursuant to the optional redemption provisions of the notes, which required that TWCC pay the outstanding principal plus accrued interest and an early redemption premium of 1.31% of the outstanding principal amounts of the senior notes. This debt redemption resulted in a loss on extinguishment of debt of $7.8 million, consisting of $5.2 million of early redemption premiums and $2.6 million of unamortized debt issuance costs.
Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and repay borrowings outstanding under the Company’s secured revolving credit facility. Approximately $5.8 million, including both bank fees and other third party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
On and after March 15, 2022, TWCC may redeem all or part of the senior notes at the redemption prices (expressed as percentages of principal amount of the senior notes to be redeemed) set forth below, plus accrued and unpaid interest. The

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redemption price is applicable when the redemption occurs during the twelve-month period beginning on March 15 of each of the years indicated is as follows:

Year	Percentage
2022	102.81%
2023	101.41%
2024 and thereafter	100.00%
The senior notes mentioned above are unsecured and are fully and unconditionally guaranteed by Carter’s, Inc. and certain domestic subsidiaries of TWCC. The guarantor subsidiaries are 100% owned directly or indirectly by Carter’s, Inc. and all guarantees are joint, several and unconditional.
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
The indenture governing the senior notes includes a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC’s ability and the ability of certain of its subsidiaries to: (a) incur certain types of indebtedness that is secured by a lien; (b) enter into certain sale and leaseback transactions; and (c) consolidate or merge with or into, or sell substantially all of the issuer’s assets to, another person, under certain circumstances. Terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25.0% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter’s, Inc. is not subject to these covenants.
NOTE 9 – COMMON STOCK
Open Market Share Repurchases
On both February 13, 2020 and February 22, 2018, the Company’s Board of Directors authorized an additional $500 million of share repurchases, for total authorizations, inclusive of authorizations prior to 2018, of up to $1.96 billion.
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Number of shares repurchased	474,684	2,107,472	1,879,529
Aggregate cost of shares repurchased (dollars in thousands)	$45,255	$196,910	$193,028
Average price per share	$95.34	$93.43	$102.70
The total remaining capacity under outstanding repurchase authorizations as of January 2, 2021 was approximately $650.4 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
On March 26, 2020, the Company announced that, in connection with the COVID-19 pandemic, it suspended its common stock share repurchase program. While we may elect to resume purchases at any time, the timing and amount of any future repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Dividends
In the first fiscal quarter of 2020, the Company declared and paid cash dividends of $0.60 per share. On May 1, 2020, in connection with the COVID-19 pandemic, the Company suspended its quarterly cash dividend. As a result, the Company did not declare or pay cash dividends for the remainder of fiscal 2020. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations. In fiscal 2019, the Company declared and paid cash dividends of $0.50 per share during all four quarters.
Provisions in the Company’s secured revolving credit facility have the effect of restricting the Company’s ability to pay cash

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dividends on, or make future repurchases of, its common stock through the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021, and could have the effect of restricting the Company’s ability to do so thereafter, as further described in Note 8, Long-Term Debt, to the consolidated financial statements.
NOTE 10 – STOCK-BASED COMPENSATION
Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.
At the Company’s May 17, 2018 shareholders’ meeting, the shareholders approved an amendment to the Plan to increase the maximum number of shares of stock available under the Plan by 3,000,000 shares from a cumulative total of 15,778,392 shares to 18,778,392 shares. As of January 2, 2021, there were 3,293,796 remaining shares available for grant under the Plan. The Plan makes a provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company’s board of directors, executive officers and other key employees.
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
The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Stock options	$2,694	$4,070	$4,788
Restricted stock:
Time-based awards	10,468	9,432	7,938
Performance-based awards	(1,927)	1,552	744
Stock awards	1,595	1,475	1,203
Total	$12,830	$16,529	$14,673
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During fiscal 2020, the achievement of performance target estimates was revised resulting in a reversal of previously recognized stock-based compensation expense for outstanding performance-based awards.
Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the Company’s stock options for the fiscal year ended January 2, 2021 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 28, 2019	1,128,607	$78.78

Granted(*)	—	$—
Exercised	(193,645)	$46.52
Forfeited	(31,758)	$101.56
Expired	(42,493)	$96.96
Outstanding, January 2, 2021	860,711	$84.31	4.83	$13,164

Vested and expected to vest, January 2, 2021	853,722	$84.10	4.81	$13,154
Exercisable, January 2, 2021	709,690	$79.74	4.41	$12,584
(*)The Company did not grant any stock options in fiscal 2020.
The intrinsic value of stock options exercised during the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018 was approximately $8.2 million, $13.3 million, and $16.6 million, respectively. At January 2, 2021, there was approximately $1.6 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
The table below presents the weighted-average assumptions used to calculate the fair value of options granted in each of the respective fiscal years:

	For the fiscal years ended
	January 2, 2021(*)	December 28, 2019(*)	December 29, 2018
Expected volatility	—%	—%	22.93%
Risk-free interest rate	—%	—%	2.75%
Expected term (years)	0	0	6.0
Dividend yield	—%	—%	1.47%
Weighted average fair value of options granted	$—	$—	$27.36
(*)There were no stock options granted in fiscal 2020 and 2019.
Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) or 2) a combination of continued service and performance targets (performance-based).
The following table summarizes activity related to all restricted stock awards during the fiscal year ended January 2, 2021:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, December 28, 2019	458,500	$94.58
Granted	226,970	$105.48
Vested	(140,345)	$89.80
Forfeited	(82,588)	$91.83
Outstanding, January 2, 2020	462,537	$101.87
During fiscal 2019, a total of 131,924 shares of restricted stock vested with a weighted-average fair value of $93.03 per share. During fiscal 2018, a total of 151,321 shares of restricted stock vested with a weighted-average fair value of $84.56 per share.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 2, 2021, there was approximately $19.8 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Time-based Restricted Stock Awards
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three-year or four-year period. During fiscal years 2020, 2019, and 2018, a total of 125,209 shares, 102,492 shares, and 100,625 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $90.52 per share, $93.70 per share, and $85.64 per share, respectively. At January 2, 2021, there was approximately $19.8 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2018	45,625	$120.25
2019	60,700	$88.87
2020	58,320	$108.76
Performance-based restricted stock awards cliff vest after a three-year period, subject to the achievement of the performance target. During the fiscal year ended January 2, 2021, a total of 15,136 performance shares vested with a weighted-average fair value of $83.84 per share. As of January 2, 2021, a total of 153,744 performance shares were unvested with a weighted-average fair value of $104.16 per share. Vesting of these 153,744 performance shares is based on the performance targets for the shares granted in fiscal 2020, 2019, and 2018. As of January 2, 2021, there was no unrecognized compensation cost related to the unvested performance-based restricted stock awards based on the current estimates of the number of awards that will vest.
Stock Awards
Included in restricted stock awards are grants to non-management members of the Company’s Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company’s common stock. During fiscal years 2020, 2019, and 2018, such awards were as follows:

Fiscal year	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2018	10,971	$109.67	$1,203
2019	16,097	$91.63	$1,475
2020	21,362	$74.67	$1,595
The Company received no proceeds from the issuance of these shares.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – EMPLOYEE BENEFIT PLANS
The Company maintains defined contribution plans, a deferred compensation plan, and two defined benefit plans. The two defined benefit plans include the OshKosh B’Gosh pension plan and a post-retirement life and medical plan.
OshKosh B’Gosh Pension Plan
Funded Status
The retirement benefits under the OshKosh B’Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$68,331	$62,297
Interest cost	2,171	2,432
Actuarial loss	6,666	6,039
Benefits paid	(3,040)	(2,437)
Projected benefit obligation at end of year	$74,128	$68,331

Change in plan assets:
Fair value of plan assets at beginning of year	$61,961	$55,564
Actual return on plan assets	6,496	8,834
Benefits paid	(3,040)	(2,437)
Fair value of plan assets at end of year	$65,417	$61,961

Unfunded status	$8,711	$6,370
The accumulated benefit obligation is equal to the projected benefit obligation as of January 2, 2021 and December 28, 2019 because the plan is frozen. The unfunded status is included in Other long-term liabilities in the Company’s consolidated balance sheet. The Company does not expect to make any contributions to the OshKosh B’Gosh pension plan during fiscal 2021 as the plan’s funding exceeds the minimum funding requirements. The actuarial loss incurred in both fiscal 2020 and fiscal 2019 was primarily attributable to lower discount rates in each year.
Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Recognized in the statement of operations:
Interest cost	$2,171	$2,432	$2,287
Expected return on plan assets	(3,217)	(2,613)	(2,934)
Amortization of net loss(*)	510	795	709
Net periodic pension (benefit) cost	$(536)	$614	$62

Changes recognized in other comprehensive income:
Net loss (gain) arising during the fiscal year	$3,387	$(182)	$1,070
Amortization of net loss(*)	(510)	(795)	(709)
Total changes recognized in other comprehensive income	$2,877	$(977)	$361
Total net periodic cost and changes recognized in other comprehensive income	$2,341	$(363)	$423
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2021, approximately $0.4 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2020	2019
Discount rate	2.50%	3.25%

Net periodic pension cost	2020	2019	2018
Discount rate	3.25%	4.00%	3.50%
Expected long-term rate of return on assets	6.00%	5.50%	6.25%
The discount rates used at January 2, 2021, December 28, 2019, and December 29, 2018 were determined with consideration given to the Citigroup Pension Discount and Liability Index and the Barclays Capital Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.
A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.5 million.
The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years:

(dollars in thousands)
2021	$2,780
2022	$2,860
2023	$2,970
2024	$3,160
2025	$3,370
2026-2030	$18,710
Plan Assets
The Company’s investment strategy is to invest in a well-diversified portfolio consisting of mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers. The target allocation for plan assets is 45% equity securities, 50% bond funds, and 5% real estate investments. The plan expects to gradually reduce its equity exposure.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company’s pension plan assets at January 2, 2021 and December 28, 2019, by asset category, were as follows:

(dollars in thousands)	January 2, 2021			December 28, 2019
Asset category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$644	$644	$—	$606	$606	$—
Equity securities:
U.S. Large-Cap blend(1)	9,006	9,006	—	8,673	8,673	—
U.S. Large-Cap growth	4,105	4,105	—	3,905	3,905	—
U.S. Mid-Cap growth	3,913	3,913	—	3,751	3,751	—
U.S. Small-Cap blend	2,608	2,608	—	2,511	2,511	—
International blend	9,882	9,882	—	9,408	9,408	—
Fixed income securities:
Corporate bonds(2)	31,995	31,751	244	30,051	29,779	272
Real estate(3)	3,264	3,264	—	3,056	3,056	—
	$65,417	$65,173	$244	$61,961	$61,689	$272
(1)This category comprises low-cost equity index funds not actively managed that track the Standard & Poor's 500 Index.
(2)This category invests in both U.S. Treasuries and mid-term corporate debt from U.S. issuers from diverse industries.
(3)This category represents an investment in a mutual fund that invests primarily in real estate securities, including common stocks, preferred stock and other equity securities issued by real estate companies.
Post-retirement Life and Medical Plan
Under a defined benefit plan frozen in 1991, the Company offers a comprehensive post-retirement medical plan to current and certain future retirees and their spouses. The Company also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and the Company’s liabilities are net of these expected employee contributions.
Accumulated Post-Retirement Benefit Obligation
The following is a reconciliation of the accumulated post-retirement benefit obligation ("APBO") under this plan:

	For the fiscal years ended
(dollars in thousands)	January 2, 2021	December 28, 2019
APBO at beginning of fiscal year	$3,311	$3,228
Service cost	25	21
Interest cost	94	123
Actuarial (gain) loss	(162)	238
Plan participants’ contribution	9	—
Benefits paid	(279)	(299)
APBO at end of fiscal year	$2,998	$3,311
Approximately $2.7 million and $3.0 million of the APBO at the end of fiscal 2020 and 2019, respectively, were classified as other long term liabilities in the Company’s consolidated balance sheets.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Post-Retirement (Benefit) Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic post-retirement cost (benefit) recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Recognized in the statement of operations:
Service cost	$25	$21	$32
Interest cost	94	123	123
Amortization of net gain(*)	(345)	(396)	(289)
Net periodic post-retirement (benefit) cost	$(226)	$(252)	$(134)

Changes recognized in other comprehensive income:
Net (gain) loss arising during the fiscal year	$(162)	$238	$(573)
Amortization of net gain(*)	345	396	289
Total changes recognized in other comprehensive income	$183	$634	$(284)
Total net periodic cost (benefit) and changes recognized in other comprehensive income	$(43)	$382	$(418)
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2021, approximately $0.3 million is expected to be reclassified from accumulated other comprehensive loss as a credit to periodic net periodic pension cost.
Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Benefit obligation	2020	2019
Discount rate	2.00%	3.00%

Net periodic pension cost	2020	2019	2018
Discount rate	3.00%	4.00%	3.25%
The discount rates used at January 2, 2021, December 28, 2019, and December 29, 2018, were determined with primary consideration given to the Citigroup Pension Discount and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.
The effects on the Company’s plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company’s future financial results.
The Company’s contribution for these post-retirement benefit obligations was approximately $0.3 million for fiscal years 2020, 2019, and 2018. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.3 million for fiscal years 2021, 2022, and 2023 and approximately $0.2 million for fiscal years 2024 and 2025. For the five years subsequent to fiscal 2025, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $0.9 million. The Company does not pre-fund this plan and as a result there are no plan assets.
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
Defined Contribution Plan
The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, work a minimum of one thousand hours of service within the one-year period following the commencement of employment or during

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any subsequent calendar year. The plan provides for a discretionary employer match of employee contributions. The Company’s expense for the U.S. defined contribution savings plan totaled approximately $7.7 million, $8.0 million, and $8.0 million for the fiscal years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. Expenses related to the Canadian defined contribution savings plan were approximately $0.2 million in fiscal year 2020, $0.1 million in fiscal year 2019, and $0.1 million in fiscal year 2018.
NOTE 12 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Current tax provision:
Federal	$31,085	$50,162	$48,129
State	6,331	10,548	9,437
Foreign	11,105	16,740	17,359
Total current provision	$48,521	$77,450	$74,925

Deferred tax provision (benefit):
Federal	$(18,449)	$(10,775)	$(760)
State	(3,741)	(1,882)	140
Foreign	(1,064)	(643)	(398)
Total deferred provision	(23,254)	(13,300)	(1,018)
Total provision	$25,267	$64,150	$73,907
The foreign portion of the tax position substantially relates to the Company’s international operations in Canada, Hong Kong and Mexico, in addition to foreign tax withholdings related to the Company’s foreign royalty income.
The Company plans to repatriate undistributed earnings from Hong Kong and has provided for deferred income taxes related to these earnings. Since the current U.S. tax regime taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for undistributed foreign earnings from Canada or Mexico, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company’s subsidiaries in Canada and Mexico amounted to approximately $70 million. Unrecognized deferred tax liability related to undistributed earnings from the Company’s subsidiaries in Canada and Mexico is estimated to be approximately $3 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The company accounts for the additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the period in which additional tax is due.
The components of income before income taxes were as follows:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Domestic	$73,525	$225,488	$260,722
Foreign	61,459	102,464	95,253
Total	$134,984	$327,952	$355,975

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Rate Reconciliation
The difference between the Company’s effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.7%	2.5%	2.8%
Impact of foreign operations	(4.8)%	(2.4)%	(1.5)%
Settlement of uncertain tax positions	(1.3)%	(0.7)%	(0.4)%
Benefit from stock-based compensation	(1.1)%	(0.8)%	(1.1)%
Goodwill impairments and other	2.2%	—%	—%
Total	18.7%	19.6%	20.8%
The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to U.S. tax authority examinations for years prior to fiscal 2017.
Deferred Taxes
The following table reflects the Company's calculation of the components of deferred tax assets and liabilities as of January 2, 2021 and December 28, 2019.

(dollars in thousands)	January 2, 2021	December 28, 2019
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$4,072	$3,437
Inventory	11,775	7,963
Accrued liabilities	13,807	10,219
Equity-based compensation	5,039	5,222
Deferred employee benefits	7,928	7,220
Leasing liabilities	130,776	178,356
Other	4,961	3,699
Total deferred tax assets	178,358	216,116
Deferred tax liabilities:
Depreciation	(38,777)	(52,664)
Leasing assets	(107,269)	(149,085)
Tradename and licensing agreements	(76,409)	(82,592)
Other	(5,593)	(4,084)
Total deferred tax liabilities	(228,048)	(288,425)

Net deferred tax liability	$(49,690)	$(72,309)
Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	January 2, 2021	December 28, 2019
	Assets (Liabilities)
Deferred tax assets	$3,080	$2,061
Deferred tax liabilities	(52,770)	(74,370)
Net deferred tax liability	$(49,690)	$(72,309)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at December 30, 2017	$12,193
Additions based on tax positions related to fiscal 2018	3,350
Additions for prior year tax positions	241
Reductions for lapse of statute of limitations	(1,867)
Balance at December 29, 2018	$13,917
Additions based on tax positions related to fiscal 2019	2,197
Reductions for lapse of statute of limitations	(2,191)
Balance at December 28, 2019	$13,923
Additions based on tax positions related to fiscal 2020	760
Reductions for prior year tax positions	(104)
Reductions for lapse of statute of limitations	(2,056)
Balance at January 2, 2021	$12,523
As of January 2, 2021, the Company had gross unrecognized tax benefits of approximately $12.5 million, of which $10.9 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.
Included in the reserves for unrecognized tax benefits are approximately $3.3 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2021 and the effective tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2020 and 2019, expense recorded on uncertain tax positions was approximately $0.4 million and $0.5 million, respectively. During fiscal 2018, interest expense recorded on uncertain tax positions was not significant. The Company had accrued interest on uncertain tax positions of approximately $2.7 million and $2.3 million as of January 2, 2021 and December 28, 2019, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal year ended
	January 2, 2021	December 28, 2019	December 29, 2018
	(53 weeks)	(52 weeks)	(52 weeks)
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	43,242,967	44,402,438	46,160,935
Dilutive effect of equity awards	164,754	305,514	487,485
Diluted number of common and common equivalent shares outstanding	43,407,721	44,707,952	46,648,420
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$109,717	$263,802	$282,068
Income allocated to participating securities	(1,118)	(2,430)	(2,148)
Net income available to common shareholders	$108,599	$261,372	$279,920
Basic net income per common share	$2.51	$5.89	$6.06

Diluted net income per common share:
Net income	$109,717	$263,802	$282,068
Income allocated to participating securities	(1,115)	(2,419)	(2,132)
Net income available to common shareholders	$108,602	$261,383	$279,936
Diluted net income per common share	$2.50	$5.85	$6.00

Anti-dilutive shares excluded from dilutive earnings per share calculations(1)	564,131	351,777	289,839
(1)The volume of antidilutive shares is, in part, due to the related unamortized compensation costs.
The Company grants shares of its common stock in the form of restricted stock awards to certain key employees under the Company’s Amended and Restated Equity Incentive Plan (see Note 10, Stock-based Compensation, to the consolidated financial statements). Prior to vesting of the restricted stock awards, the grant recipients are entitled to receive non-forfeitable cash dividends if the Company declares and pays dividends on the Company’s common stock. Accordingly, unvested shares of the Company’s restricted stock awards are deemed to be participating securities for purposes of computing diluted earnings per share (EPS), and therefore the Company’s diluted EPS represents the lower of the amounts calculated under the treasury stock method or the two-class method of calculating diluted EPS.
NOTE 14 – SEGMENT INFORMATION
The Company reports segment information based upon a “management approach.” The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company’s reportable segments. The Company reports its corporate expenses separately as they are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of its reportable segments.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents certain segment information for our reportable segments and unallocated corporate expenses for the periods indicated:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021 (53 weeks)	% of Consolidated Net Sales	December 28, 2019 (52 weeks)	% of Consolidated Net Sales	December 29, 2018 (52 weeks)	% of Consolidated Net Sales
Net sales:
U.S. Retail	$1,671,644	55.3%	$1,884,150	53.5%	$1,851,193	53.5%
U.S. Wholesale	996,088	32.9%	1,205,646	34.3%	1,180,687	34.1%
International	356,602	11.8%	429,490	12.2%	430,389	12.4%
Total consolidated net sales	$3,024,334	100.0%	$3,519,286	100.0%	$3,462,269	100.0%
Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail	$146,806	8.8%	$225,874	12.0%	$224,784	12.1%
U.S. Wholesale	141,456	14.2%	212,558	17.6%	224,194	19.0%
International	(1,224)	(0.3)%	36,650	8.5%	39,253	9.1%
Corporate expenses(*)	(97,169)	n/a	(103,210)	n/a	(96,798)	n/a
Total operating income	$189,869	6.3%	$371,872	10.6%	$391,433	11.3%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.
The tables below present additional segment information for our reportable segments for the periods presented:

(dollars in millions)	January 2, 2021
Charges:	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(1)	$5.0	$2.0	$2.2
Goodwill impairment	—	—	17.7
Skip Hop tradename impairment charge	0.5	6.8	3.7
OshKosh tradename impairment charge	13.6	1.6	0.3
Incremental costs associated with COVID-19 pandemic	9.6	9.6	2.2
Retail store operating leases and other long-lived asset impairments, net of gain(2)	7.4	—	0.3
Total charges	$36.1	$20.0	$26.4
(1)The fiscal year ended January 2, 2021 also includes corporate charges related to organizational restructuring of $7.4 million.
(2)Impairments include an immaterial gain on the remeasurement of retail store operating leases.

(dollars in millions)	December 28, 2019			December 29, 2018
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Skip Hop tradename impairment charge	$1.2	$19.1	$10.5	$—	$—	$—
Customer bankruptcy charges	—		—	—	12.8
China business model change	—	—	—	—	—	5.3
Benefit related to sale of inventory previously reserved in China	—	—	(2.1)	—	—	—
Reversal of store restructuring costs previously recorded during the third quarter of fiscal 2017	(0.7)	—	—	—	—	—
Customer bankruptcy recovery		(0.6)	—	—	(1.9)	—
Insurance recovery associated with storm-related store closures.	—	—	—	(0.4)	—	—
Total charges(1)	$0.5	$18.5	$8.4	$(0.4)	$10.9	$5.3
(1)The fiscal year ended December 28, 2019 also includes corporate charges related to organizational restructuring of $1.6 million.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Data by Segment
Inventory
The table below represents inventory by segment:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019
U.S. Wholesale(*)	$464,229	$427,387
U.S. Retail	47,889	87,721
International	87,144	78,879
Total	$599,262	$593,987
(*)U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.
The table below represents consolidated net sales by product:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)
Baby	$1,026,910	$1,228,905	$1,239,009
Playclothes	1,052,178	1,362,847	1,303,610
Sleepwear	441,358	428,541	431,961
Other(*)	503,888	498,993	487,689
Total net sales	$3,024,334	$3,519,286	$3,462,269
(*)Other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.
Geographical Data
Revenue
The Company’s international sales principally represent sales to customers in Canada. Such sales were 70.3%, 65.6%, and 64.2% of total international net sales in fiscal 2020, 2019, and 2018, respectively.
Long-Lived Assets
The following represents property, plant, and equipment, net, by geographic area:

	For the fiscal year ended
(dollars in thousands)	January 2, 2021	December 28, 2019
United States	$232,655	$283,371
International	29,690	36,797
Total	$262,345	$320,168
Long-lived assets in the international segment relate principally to Canada. Long-lived assets in Canada were 84.0% and 84.3% of total international long-lived assets at the end of fiscal 2020 and 2019, respectively.
NOTE 15 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $20.2 million and $19.7 million at the end of fiscal 2020 and fiscal 2019, respectively. These investments are classified as Level 1 within the fair value hierarchy. Investments in marketable securities incurred a net gain of approximately $2.0 million for fiscal 2020 and a net gain of approximately $4.0 million for fiscal 2019.
The fair value of the Company’s pension plan assets at January 2, 2021 and December 28, 2019, by asset category, are disclosed in Note 11, Employee Benefits Plans, to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Exchange Forward Contracts
Fair values of any unsettled foreign exchange forward contracts are calculated by using readily observable market inputs (market-quoted currency exchange rates in effect between the U.S. dollar and the currencies of Canada and Mexico) and are classified as Level 2 within the fair value hierarchy. Any unsettled foreign exchange forward contracts are included in other current assets or other current liabilities on the Company’s consolidated balance sheet at the end of each fiscal reporting period.
As of January 2, 2021 and December 28, 2019, there were no open foreign currency contracts.
Realized and unrealized gains and losses on foreign currency contracts were not material for fiscal 2020, 2019, and 2018.
Borrowings
As of January 2, 2021, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at January 2, 2021 was approximately $1.06 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Impairment of Long-Lived Tangible assets
Long-lived assets, which for the Company primarily consist of operating lease assets and store assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and is largely independent of cash flows of other groups of assets, which for our retail stores, is at the store level. For impaired assets, the Company recognized a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in Selling, general and administrative expenses on the Company’s consolidated statements of operations. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rates, and economic conditions that can be difficult to predict. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
The impact of the COVID-19 pandemic resulted in a qualitative indication of impairment related to our store long-lived assets. In fiscal 2020, the Company recorded impairment charges of operating lease assets and other long-lived assets for our underperforming retail stores of $9.0 million. The impairment charges were recorded in Selling, general and administrative expenses on the Company’s consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually or if a triggering event occurs that indicates an impairment loss may have been incurred using fair value measurements with unobservable inputs (Level 3).
Due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19, the Company concluded that impairment indicators existed for the first quarter of fiscal 2020. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
Based on these assessments, a goodwill impairment charge of $17.7 million was recorded during the first quarter of fiscal 2020 to our Other International reporting unit in the International segment and charges of $15.5 million and $11.0 million were recorded on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying value of the Company’s goodwill for the Other International reporting unit as of January 2, 2021 was $11.8 million. The carrying values of

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s indefinite-lived OshKosh and Skip Hop tradename asset as of January 2, 2021 were $70.0 million and $15.0 million, respectively.
In the third quarter of fiscal 2019, the Company’s Skip Hop business experienced lower than expected actual and projected sales and profitability due to lower domestic demand, including the loss of a significant customer (Toys “R” Us), lower international demand and higher product costs primarily driven by tariffs imposed on products sourced from China. As a result, the Company conducted an interim impairment assessment in the third quarter of fiscal 2019 on the value of the Company’s indefinite-lived Skip Hop tradename asset that was recorded in connection with the acquisition of Skip Hop Holdings, Inc. in February 2017. Based on this assessment, a charge of $30.8 million was recorded during the third quarter of fiscal 2019 on our indefinite-lived Skip Hop tradename asset. The charge included charges of $19.1 million, $10.5 million, and $1.2 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
See Note 6, Goodwill and Other Intangible Assets, for further details on the impairment charge and valuation methodologies.
NOTE 16 – OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

(dollars in thousands)	January 2, 2021	December 28, 2019
Accrued employee benefits	$22,876	$16,556
Income taxes payable	21,164	23,269
Unredeemed gift cards	18,300	17,563
Accrued interest	12,092	8,579
Accrued taxes	10,900	15,036
Accrued salaries and wages	10,650	4,695
Other	39,258	45,933
Other current liabilities	$135,240	$131,631
NOTE 17 - ORGANIZATIONAL RESTRUCTURING AND OFFICE CONSOLIDATION
In the first and fourth quarters of fiscal 2020, the Company announced several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies, the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia, and over 100 planned store closures by the end of fiscal 2021. In conjunction with these initiatives, the Company recorded the following charges in selling, general and administrative expenses:

For the fiscal year ended
(dollars in thousands)	January 2, 2021
Severance and other termination benefits	$12,029
Lease exit costs	2,727
Relocation and recruiting	1,800
Other closure costs	80
Total	$16,636
The Company paid approximately $4.3 million in severance and other termination benefits during fiscal 2020. As of January 2, 2021 there was approximately $7.7 million in reserves related to severance and other termination benefits expected to be paid during fiscal 2021 included in Other current liabilities in the Company’s consolidated balance sheets. The Company expects to incur additional restructuring-related charges of approximately $2.0 million to $3.0 million in fiscal 2021. These charges primarily relate to accelerated depreciation and severance.
NOTE 18 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s contractual obligations and commitments include obligations associated with leases, the secured revolving credit agreement, senior notes, employee benefit plans, and facility consolidations/closures as disclosed in Note 17, Organizational Restructuring and Office Consolidation, to the consolidated financial statements.
The Company also has minimum inventory purchase commitments, including fabric commitments, with our suppliers which secure a portion of our material needs for future seasons. In light of the COVID-19 pandemic, some of our orders may be canceled. As of January 2, 2021, the Company had an outstanding reserve of $13.3 million for adverse inventory and fabric purchase commitments.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 2, 2021.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 2, 2021.
The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter’s, Inc.’s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. scheduled to be held on May 20, 2021. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	860,711	$84.31	3,293,796
Equity compensation plans not approved by security holders	—	—	—
Total	860,711	$84.31	3,293,796
(*)Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc. Amended and Restated Equity Incentive Plan.
Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(B)	Exhibits:
Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-laws of Carter’s, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.2 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Carter’s, Inc.’s Registration Statement on Form S-1A (No. 333-98679) filed on October 10, 2003).
4.2
Indenture, dated March 14, 2019, by and among The William Carter Company, certain guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Carter's, Inc.’s Current Report on Form 8-K filed on March 14, 2019).

4.2.1	Form of 5.625% Senior Notes due 2027 (included in Exhibit 4.2).
4.3
Indenture, dated May 11, 2020, by and among The William Carter Company, certain guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 11, 2020).

4.3.1	Form of 5.500% Senior Notes due 2025 (included in Exhibit 4.3).
4.4	Description of Securities (incorporated by reference to Exhibit 4.3 of Carter’s, Inc.’s Annual Report on Form 10-K filed on February 24, 2020).
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

10.1.1
Amendment No. 1, dated as of September 21, 2018, to the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, U.S.  Dollar Facility Swing Line Lender and U.S.  Dollar Facility L/C Issuer, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, each lender from time to time party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.'s Current Report on Form 8-K filed on September 26, 2018).

10.1.2
Amendment No. 2, dated as of May 4, 2020, to the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter's Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, U.S. Dollar Facility Swing Line Lender and U.S. Dollar Facility L/C Issuer, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. Morgan Europe Limited, as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, each lender from time to time party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.’s Quarterly Report on Form 10-Q filed on July 24, 2020).

10.2 *
Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers (incorporated by reference to Exhibit 10.2 of Carter’s,Inc.’s Quarterly Report on Form 10-Q filed on October 29, 2015).

10.3 *	Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix B of Carter’s, Inc.’s Schedule 14A filed on April 4, 2018).
10.4 *	Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Appendix C of Carter’s, Inc.’s Schedule 14A filed on March 31, 2016).
10.5 *
The William Carter Company Severance Plan, amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.5 of Carter’s, Inc,’s Annual Report on Form 10-K filed on February 24, 2020).

10.6 *	The William Carter Company Deferred Compensation Plan, dated as of November 10, 2010 (incorporated by reference to Exhibit 10.20 of Carter’s, Inc.’s Annual Report on Form 10-K filed on March 2, 2011).
10.7
Lease Agreement dated March 29, 2012, between The William Carter Company and Duke Secured Financing 2009-1 ALZ, LLC (incorporated by reference to Exhibit 10.21 of Carter’s, Inc.’s Quarterly Report on Form 10-Q filed on April 27, 2012).

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

21	Subsidiaries of Carter’s, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. 104	The cover page from this Current Report on Form 10-K formatted as Inline XBRL
* Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 26, 2021
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 26, 2021
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ HALI BORENSTEIN	Director	February 26, 2021
Hali Borenstein

/s/ AMY WOODS BRINKLEY	Director	February 26, 2021
Amy Woods Brinkley

/s/ GIUSEPPINA BUONFANTINO	Director	February 26, 2021
Giuseppina Buonfantino

/s/ A. BRUCE CLEVERLY	Director	February 26, 2021
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 26, 2021
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 26, 2021
Mark P. Hipp

/s/ WILLIAM J. MONTGORIS	Director	February 26, 2021
William J. Montgoris

/s/ RICHARD A. NOLL	Director	February 26, 2021
Richard A. Noll

/s/ DAVID PULVER	Director	February 26, 2021
David Pulver

/s/ GRETCHEN W. SCHAR	Director	February 26, 2021
Gretchen W. Schar