Form 10-Q
period 2021-04-03
CARTERS INC
filed 2021-04-30
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 3, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of April 23, 2021, there were 43,956,877 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	April 3, 2021	January 2, 2021	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,053,690	$1,102,323	$759,100
Accounts receivable, net of allowance for credit losses of $6,695, $5,940, and $10,620, respectively	240,212	186,512	221,884
Finished goods inventories, net of inventory reserves of $15,581, $14,206, and $35,597, respectively	560,683	599,262	565,932
Prepaid expenses and other current assets	63,290	57,927	43,349
Total current assets	1,917,875	1,946,024	1,590,265
Property, plant, and equipment, net of accumulated depreciation of $557,608, $583,980, and $542,158, respectively	248,799	262,345	303,919
Operating lease assets	559,391	593,008	673,301
Tradenames, net	307,830	307,893	308,080
Goodwill	212,271	211,776	207,720
Customer relationships, net	36,596	37,510	39,785
Other assets	27,711	34,024	30,435
Total assets	$3,310,473	$3,392,580	$3,153,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334,831	$472,140	$187,199
Current operating lease liabilities	172,117	185,152	161,341
Other current liabilities	149,911	135,240	79,135
Total current liabilities	656,859	792,532	427,675
Long-term debt, net	989,980	989,530	1,238,822
Deferred income taxes	56,990	52,770	65,260
Long-term operating lease liabilities	517,875	554,497	647,334
Other long-term liabilities	59,160	65,218	58,412
Total liabilities	$2,280,864	$2,454,547	$2,437,503

Commitments and contingencies - Note 14

Stockholders’ equity:
Preferred stock; par value $0.01 per share;100,000 shares authorized; none issued or outstanding at April 3, 2021, January 2, 2021, and March 28, 2020	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 43,947,659, 43,780,075 and 43,610,725 shares issued and outstanding at April 3, 2021, January 2, 2021, and March 28, 2020, respectively	440	438	436
Additional paid-in capital	21,904	17,752	—
Accumulated other comprehensive loss	(31,534)	(32,760)	(48,626)
Retained earnings	1,038,799	952,603	764,192
Total stockholders’ equity	1,029,609	938,033	716,002
Total liabilities and stockholders’ equity	$3,310,473	$3,392,580	$3,153,505
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net sales	$787,361	$654,473
Cost of goods sold	401,731	403,373
Adverse purchase commitments (inventory and raw materials), net	(6,330)	22,837
Gross profit	391,960	228,263
Royalty income, net	7,463	7,338
Selling, general, and administrative expenses	271,927	269,837
Goodwill impairment	—	17,742
Intangible asset impairment	—	26,500
Operating income (loss)	127,496	(78,478)
Interest expense	15,348	8,864
Interest income	(225)	(464)
Other (income) expense, net	(917)	4,818
Income (loss) before income taxes	113,290	(91,696)
Income tax provision (benefit)	27,094	(13,002)
Net income (loss)	$86,196	$(78,694)

Basic net income (loss) per common share	$1.96	$(1.82)
Diluted net income (loss) per common share	$1.96	$(1.82)
Dividend declared and paid per common share	$—	$0.60
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net income (loss)	$86,196	$(78,694)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,226	(12,992)
Comprehensive income (loss)	$87,422	$(91,686)
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	33,158	—	1,840	—	—	1,840
Withholdings from vesting of restricted stock	(43,611)	—	(4,712)	—	—	(4,712)
Restricted stock activity	132,759	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Repurchase of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid	—	—	—	—	(26,260)	(26,260)
Comprehensive loss	—	—	—	(12,992)	(78,694)	(91,686)
Balance at March 28, 2020	43,610,725	$436	$—	$(48,626)	$764,192	$716,002

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	12,065	—	811	—	—	811
Withholdings from vesting of restricted stock	(37,444)	—	(3,588)	—	—	(3,588)
Restricted stock activity	192,963	2	(2)	—	—	—
Stock-based compensation expense	—	—	6,931	—	—	6,931
Comprehensive income	—	—	—	1,226	86,196	87,422
Balance at April 3, 2021	43,947,659	$440	$21,904	$(31,534)	$1,038,799	$1,029,609
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income (loss)	$86,196	$(78,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant, and equipment	23,183	22,433
Amortization of intangible assets	932	935
Provisions for excess and obsolete inventory, net	1,364	26,596
Goodwill impairment	—	17,742
Intangible asset impairments	—	26,500
Other asset impairments and (gain) loss on disposal of property, plant and equipment, net of recoveries	(25)	2,050
Amortization of debt issuance costs	738	353
Stock-based compensation expense	6,931	1,945
Unrealized foreign currency exchange loss, net	49	3,856
Provisions for doubtful accounts receivable from customers	766	4,270
Deferred income tax (benefit)	4,365	(10,053)
Effect of changes in operating assets and liabilities:
Accounts receivable	(54,484)	22,926
Finished goods inventories	37,812	(5,634)
Prepaid expenses and other assets	(5,186)	7,254
Accounts payable and other liabilities	(142,171)	(56,781)
Net cash used in operating activities	$(39,530)	$(14,302)

Cash flows from investing activities:
Capital expenditures	$(11,665)	$(8,068)
Proceeds from sale of investments	5,000	—
Net cash used in investing activities	$(6,665)	$(8,068)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	$—	$644,000
Repurchases of common stock	—	(45,255)
Dividends paid	—	(26,260)
Withholdings from vesting of restricted stock	(3,588)	(4,712)
Proceeds from exercises of stock options	811	1,840
Net cash (used in) provided by financing activities	$(2,777)	$569,613

Net effect of exchange rate changes on cash and cash equivalents	339	(2,454)
Net (decrease) increase in cash and cash equivalents	$(48,633)	$544,789
Cash and cash equivalents, beginning of period	1,102,323	214,311
Cash and cash equivalents, end of period	$1,053,690	$759,100
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Carter’s little baby basics, little planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company’s own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income (loss), statement of stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended April 3, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 1, 2022.
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
The accompanying condensed consolidated balance sheet as of January 2, 2021 was derived from the Company’s audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.
Revision of Previously Issued Financial Statements
During the second quarter of fiscal year 2020, it was determined that there were amounts presented incorrectly in the statement of cash flows for the annual and interim year to date periods subsequent to the December 30, 2018 adoption of ASC 842, Leases, due to the presentation of the non-cash impact of the initial and subsequent recognition of the Right of Use (“ROU”) assets and lease liabilities within the “Prepaid expenses and other assets” and “Accounts payable and other liabilities” line items, respectively, within operating cash flows. This incorrect presentation had no impact on net cash (used in) provided by operating activities for any of the periods. We assessed the materiality of the incorrect presentation and concluded that the previously issued financial statements were not materially misstated. The presentation errors resulted in an offsetting overstatement of cash used for prepaid expenses and other assets and cash provided by accounts payable and other liabilities of $29 million for the three months ended March 28, 2020. The accompanying consolidated statement of cash flows appropriately reflect the corrected presentation of these non-cash activities. In addition, the Company has reclassified prior comparable period amounts to present ROU asset amortization and lease liability payment activity on a net basis within the “Accounts payable and other liabilities” line item. The revisions to the three months ended March 31, 2020 have been presented in this Form 10-Q. We will continue to provide supplemental noncash cash flow disclosure information in the notes to the financial statements.
COVID-19
The Company is closely monitoring the effects of the ongoing coronavirus (“COVID-19”) pandemic and its impact on our business. Additionally, the Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of April 3, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, our allowance for credit losses, inventory reserves, adverse inventory and fabric purchase commitments, stock based compensation, and the carrying value of our goodwill and other long-lived assets. Based on these assessments, in the first

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
quarter of fiscal 2021, the Company recorded a benefit in fabric purchase commitment charges of $6.3 million related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020 due to COVID-19 related disruptions. As of April 3, 2021, the Company had an outstanding reserve of $6.3 million for adverse inventory and fabric purchase commitments.
Additional COVID-19 related charges in the first quarter of fiscal 2021 were $2.1 million and were primarily related to the costs associated with additional protective equipment and cleaning supplies.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the first quarter of fiscal 2021 and 2020 were as follows:

	Fiscal quarter ended April 3, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$283,377	$42,792	$326,169
Direct-to-consumer	407,067	—	54,125	461,192
	$407,067	$283,377	$96,917	$787,361

Royalty income	$3,070	$3,775	$618	$7,463

	Fiscal quarter ended March 28, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$252,130	$38,730	$290,860
Direct-to-consumer	320,717	—	42,896	363,613
	$320,717	$252,130	$81,626	$654,473

Royalty income	$2,494	$4,083	$761	$7,338
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	April 3, 2021	January 2, 2021	March 28, 2020
Trade receivables from wholesale customers, net(1)	$234,643	$180,830	$219,140
Royalties receivable	7,090	5,733	6,428
Tenant allowances and other receivables	11,664	12,315	11,968
Total gross receivables	$253,397	$198,878	$237,536
Less: Wholesale accounts receivable reserves(1)(2)	(13,185)	(12,366)	(15,652)
Accounts receivable, net	$240,212	$186,512	$221,884
(1)The Company reclassified $2.0 million of customer support related items from Wholesale accounts receivable reserves into Trade receivables from wholesale customers, net for the period ended March 28, 2020.
(2)Includes allowance for credit losses of $6.7 million, $5.9 million, and $10.6 million for the periods ended April 3, 2021, January 2, 2021, and March 28, 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	April 3, 2021	January 2, 2021	March 28, 2020
Contract liabilities - current:
Unredeemed gift cards	$17,426	$18,300	$16,758
Unredeemed customer loyalty rewards	5,893	5,241	4,503
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$24,033	$24,255	$21,975

Contract liabilities - non-current	$2,679	$2,857	$3,393
Total contract liabilities	$26,712	$27,112	$25,368
(1)Carter’s credit card - upfront bonus - the Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.
(2)Included with Other current liabilities on the Company's consolidated balance sheet.
NOTE 4 - LEASES
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company’s leases generally have initial terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of April 3, 2021, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statements of cash flows.
The following components of lease expense are included in Selling, general and administrative expenses on the Company’s consolidated statements of operations for the first quarter of fiscal 2021 and 2020:

	Fiscal quarter ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Operating lease cost	$42,698	$46,423
Variable lease cost(*)	16,398	16,285
Net lease cost	$59,096	$62,708
(*)Includes short-term leases, which are not material.
Supplemental balance sheet information related to leases was as follows:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Weighted average remaining operating lease term (years)	5.3	5.9
Weighted average discount rate for operating leases	3.29%	4.29%
Cash paid for amounts included in the measurement of operating lease liabilities in the first quarter of fiscal 2021 and 2020 were $57.9 million and $50.2 million, respectively.
Non-cash transactions to recognize operating assets and liabilities for new leases in the first quarter of fiscal 2021 and 2020 were $3.3 million and $29.4 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of April 3, 2021, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2021	$149,606
2022	159,141
2023	130,852
2024	104,942
2025	76,530
2026	54,094
After 2026	77,693
Total lease payments	$752,858
Less: Interest	(62,866)
Present value of lease liabilities(*)	$689,992
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We used the incremental borrowing rate on December 30, 2018, for operating leases that commenced prior to that date.
As of April 3, 2021, the minimum rental commitments for additional operating lease contracts that have not yet commenced, primarily for retail stores, are $6.9 million. These operating leases will commence between fiscal year 2021 and fiscal year 2023 with lease terms of 7 years to 9 years.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	April 3, 2021	January 2, 2021	March 28, 2020
Cumulative foreign currency translation adjustments	$(20,081)	$(21,307)	$(39,514)
Pension and post-retirement obligations(*)	(11,453)	(11,453)	(9,112)
Total accumulated other comprehensive loss	$(31,534)	$(32,760)	$(48,626)
(*)Net of income taxes of $3.5 million, $3.5 million, and $2.8 million, for the periods ended April 3, 2021, January 2, 2021, and March 28, 2020, respectively.
During the first quarter of both fiscal 2021 and fiscal 2020, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(1)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	(3,564)	(3,564)
Balance at March 28, 2020(2)	$83,934	$74,454	$49,332	$207,720

Balance at January 2, 2021(2)	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	495	495
Balance at April 3, 2021(2)	$83,934	$74,454	$53,883	$212,271
(1)In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.
(2)Goodwill balance for the International reporting unit is net of accumulated impairment losses of $17.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the carrying value of the Company’s intangible assets were as follows:

		April 3, 2021			January 2, 2021
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000	15,000	—	15,000
Finite-life tradenames	5 -20 years	3,911	1,314	2,597	3,911	1,251	2,660
Total tradenames, net		$309,144	$1,314	$307,830	$309,144	$1,251	$307,893

Skip Hop customer relationships	15 years	$47,300	$12,628	$34,672	$47,300	$11,834	$35,466
Carter’s Mexico customer relationships	10 years	3,063	1,139	1,924	3,108	1,064	2,044
Total customer relationships, net		$50,363	$13,767	$36,596	$50,408	$12,898	$37,510

		March 28, 2020
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000
Skip Hop tradename(2)	Indefinite	15,000	—	15,000
Finite-life tradenames	5 - 20 years	3,911	1,064	2,847
Total tradenames, net		$309,144	$1,064	$308,080

Skip Hop customer relationships	15 years	$47,300	$9,451	$37,849
Carter’s Mexico customer relationships	10 years	2,790	854	1,936
Total customer relationships, net		$50,090	$10,305	$39,785
(1)In the first quarter of fiscal 2020, a charge of $13.6 million, $1.6 million, and $0.3 million was recorded on our indefinite-lived OshKosh tradename asset in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset.
(2)In the first quarter of fiscal 2020, a charge of $6.8 million, $3.7 million, and $0.5 million was recorded on our indefinite-lived Skip Hop tradename asset in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset.
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both first fiscal quarters ended April 3, 2021 and March 28, 2020.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
Remainder of 2021	$2,797
2022	$3,730
2023	$3,688
2024	$3,658
2025	$3,658
2026	$3,658

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Number of shares repurchased	—	474,684
Aggregate cost of shares repurchased (dollars in thousands)	$—	$45,255
Average price per share	$—	$95.34
The total aggregate remaining capacity under outstanding repurchase authorizations as of April 3, 2021 was approximately $650.4 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
As previously announced, the Company, in connection with the COVID-19 pandemic, suspended its common stock share repurchase program at the end of the first quarter in fiscal 2020. While the Company may elect to resume purchases at any time, the timing and amount of any future repurchases will be determined by the Company based on its evaluation of market conditions, share price, other investment priorities, and other factors.
Dividends
On May 1, 2020, in connection with the COVID-19 pandemic, the Company suspended its quarterly cash dividend. As a result, the Company did not declare or pay cash dividends for the first quarter of fiscal 2021. In the first fiscal quarter ended March 28, 2020, the Company declared and paid cash dividends per share of $0.60.
On April 27, 2021, in connection with the announcement of the amendment on the Company’s revolving credit facility, the Company’s Board of Directors authorized a quarterly cash dividend payment of $0.40 per common share, payable on May 28, 2021, to shareholders of record at the close of business on May 12, 2021. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 8, Long-term Debt, to the consolidated financial statements.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	April 3, 2021	January 2, 2021	March 28, 2020
$500 million 5.500% Senior Notes due May 15, 2025	$500,000	$500,000	$—
$500 million 5.625% Senior Notes due March 15, 2027	500,000	500,000	500,000
Total senior notes	$1,000,000	$1,000,000	$500,000
Less unamortized issuance-related costs for senior notes	(10,020)	(10,470)	(5,178)
Senior notes, net	$989,980	$989,530	$494,822
Secured revolving credit facility	—	—	744,000
Total long-term debt, net	$989,980	$989,530	$1,238,822
Secured Revolving Credit Facility
As of April 3, 2021, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of April 3, 2021, approximately $745.0 million remained available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheet because of the contractual repayment terms under the credit facility.
As of April 3, 2021, the interest rate margins applicable to the secured revolving credit facility were 1.625% for LIBOR (London Interbank Offered Rate) rate loans and 0.625% for base rate loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
In the first quarter of fiscal 2021, there were no changes in our financial and other covenants under the secured revolving credit facility as described in our Form 10-K for the 2020 fiscal year ended January 2, 2021.
As of April 3, 2021, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
On April 21, 2021, the Company, through its wholly owned subsidiary, The William Carter Company (“TWCC”), entered into Amendment No. 3 to its fourth amended and restated credit agreement (“Amendment No. 3”). Among other things, Amendment No. 3 provides that through the remainder of the Restricted Period, which ends on the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021:
•the Company must maintain a minimum liquidity (defined as cash-on-hand plus availability under the secured revolving credit facility) on the last day of each fiscal month of at least $950 million (the “Revised Liquidity Requirement”), which was increased by $250 million from $700 million; and
•the Company may make additional restricted payments, including to pay cash dividends and repurchase common stock, in an amount not to exceed $250 million, provided that (a) no default or event of default will have occurred and be continuing or would result from the payment and (b) after giving effect to the payment, the Company would have been in compliance with Revised Liquidity Requirement as of the last day of the most recent month.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Stock options	$474	$883
Restricted stock:
Time-based awards	3,900	2,989
Performance-based awards	2,557	(1,927)
Total	$6,931	$1,945
On February 10, 2021, the Company’s Board of Directors approved the issuance of the following new awards to certain key employees under the Company’s existing stock-based compensation plan, subject to vesting: 301,584 shares of time-based restricted stock awards with a grant-date fair value of $98.05 each.
During the first quarter of fiscal 2021, a total of 94,589 restricted stock awards (time-based) vested.
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of 2021, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a $2.6 million increase to stock-based compensation expense.
NOTE 10 – INCOME TAXES
As of April 3, 2021, the Company had gross unrecognized income tax benefits of approximately $15.6 million, of which $11.0 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at April 3, 2021 is approximately $2.1 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2021 or fiscal 2022 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. During the first fiscal quarter ended April 3, 2021 and March 28, 2020, interest expense on uncertain tax positions was not material. The Company had approximately $2.9 million, $2.7 million, and $2.5 million of interest accrued on uncertain tax positions as of April 3, 2021, January 2, 2021, and March 28, 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $15.4 million, $20.2 million, and $16.7 million at April 3, 2021, January 2, 2021, and March 28, 2020, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities are due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were not material for the first fiscal quarter ended April 3, 2021. Loss on the investments in marketable securities were $3.0 million for the first fiscal quarter ended March 28, 2020. These amounts are included in Other expense (income), net on the Company’s consolidated statement of operations.
Borrowings
As of April 3, 2021, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at April 3, 2021 was approximately $1.06 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	43,370,744	43,355,635
Dilutive effect of equity awards(1)	129,198	—
Diluted number of common and common equivalent shares outstanding	43,499,942	43,355,635

Earnings per share:
(dollars in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss)	$86,196	$(78,694)
Income allocated to participating securities	(1,033)	(254)
Net income (loss) available to common shareholders	$85,163	$(78,948)

Basic net income (loss) per common share	$1.96	$(1.82)

Diluted net income (loss) per common share:
Net income (loss)	$86,196	$(78,694)
Income allocated to participating securities	(1,030)	(254)
Net income (loss) available to common shareholders	$85,166	$(78,948)

Diluted net income (loss) per common share	$1.96	$(1.82)

Anti-dilutive awards excluded from diluted earnings per share computation(2)	481,491	302,238
(1)For the quarter ended March 28, 2020, there were 339,841 potentially dilutive equity awards that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.
(2)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	April 3, 2021	January 2, 2021	March 28, 2020
Income taxes payable	$40,143	$21,164	$7,665
Unredeemed gift cards	17,426	18,300	16,758
Accrued employee benefits	17,307	22,876	9,908
Accrued taxes	16,054	10,900	7,378
Accrued interest	11,987	12,092	1,605
Accrued bonuses and incentive compensation	10,222	8,873	24
Accrued salaries and wages	4,773	10,650	11,911
Other	31,999	30,385	23,886
Other current liabilities	$149,911	$135,240	$79,135
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
NOTE 15 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	April 3, 2021	% of Total Net Sales	March 28, 2020	% of Total Net Sales
Net sales:
U.S. Retail	$407,067	51.7%	$320,717	49.0%
U.S. Wholesale	283,377	36.0%	252,130	38.5%
International	96,917	12.3%	81,626	12.5%
Total net sales	$787,361	100.0%	$654,473	100.0%

Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail	$76,521	18.8%	$(32,376)	(10.1)%
U.S. Wholesale	70,058	24.7%	2,231	0.9%
International	9,734	10.0%	(27,705)	(33.9)%
Corporate expenses(*)	(28,817)	n/a	(20,628)	n/a
Total operating income (loss)	$127,496	16.2%	$(78,478)	(12.0)%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended April 3, 2021
(dollars in millions)	U.S. Retail	U.S. Wholesale	International
Incremental costs associated with COVID-19 pandemic	$1.1	$0.9	$0.1
Gain on modification of retail store leases(1)	(1.5)	—	—
Total charges(2)(3)	$(0.4)	$0.9	$0.1
(1)Related to gains on the modification of previously impaired retail store leases.
(2)The first fiscal quarter ended April 3, 2021 also includes corporate charges related to organizational restructuring of $0.5 million.
(3)Total charges exclude a customer bankruptcy recovery of $38,000.

	Fiscal quarter ended March 28, 2020
(dollars in millions)	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(*)	$1.5	$0.6	$0.3
Goodwill impairment	—	—	17.7
Skip Hop tradename impairment charge	0.5	6.8	3.7
OshKosh tradename impairment charge	13.6	1.6	0.3
Incremental costs associated with COVID-19 pandemic	2.2	0.3	0.3
Retail store operating leases and long-lived asset impairments	1.2	—	—
Total charges	$19.0	$9.3	$22.3
(*)The first fiscal quarter ended March 28, 2020 also includes corporate charges related to organizational restructuring of $1.6 million.
NOTE 16 – ORGANIZATIONAL RESTRUCTURING AND OFFICE CONSOLIDATION
As previously announced, the Company initiated several organizational restructuring initiatives which included a reorganization of staffing models across multiple functions to drive labor savings and increase efficiencies, the consolidation of certain functions into our corporate headquarters in Atlanta, Georgia, and over 100 planned store closures by the end of fiscal 2021. In conjunction with these initiatives, the Company recorded the following charges in selling, general and administrative expenses:

	Fiscal quarter ended
(dollars in thousands)	April 3, 2021	March 28, 2020
Severance and other termination benefits(*)	$(85)	$2,890
Relocation and recruiting	7	482
Lease exit costs	549	431
Other closure costs	23	86
Total	$494	$3,889
(*)Severance and other termination benefits in the first quarter of fiscal 2021 reflect revised employee assumptions.
The Company paid approximately $3.0 million in severance and other termination benefits during the first fiscal quarter ended April 3, 2021. As of April 3, 2021, there was approximately $4.6 million in reserves related to severance and other termination benefits expected to be paid out during fiscal 2021 included in Other current liabilities in the accompanying unaudited consolidated balance sheet. The Company expects to incur additional restructuring-related charges of approximately $1.0 million to $1.5 million through fiscal 2021. These charges primarily relate to accelerated depreciation and severance.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2021 or any other future period, assessment of our performance and financial position, drivers of our sales and earnings growth, and the effects of the COVID-19 pandemic. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described in our most recently filed Annual Report on Form 10-K, in Part I. under the heading “Item 1A. Risk Factors”, and other reports filed with the Securities and Exchange Commission from time to time.
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
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale sales channels, as well as omni-channel capabilities in the United States, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. As of April 3, 2021, the Company operated 1,036 retail stores in North America.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2020 fiscal year ended January 2, 2021.
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
Recent Developments
In the fourth quarter of fiscal 2020, we announced plans to close over 100 retail stores by the end of fiscal 2021. We closed over 60 stores in the first quarter of fiscal 2021, most of which occurred towards the end of the quarter. These retail store closures are primarily concentrated in unprofitable stores and stores in less trafficked shopping centers. We continue to look for retail store locations that allow us to better serve customers, including our omni-channel customers, and remain profitable.
As previously announced, on April 21, 2021, through our wholly owned subsidiary, The William Carter Company (“TWCC”), we further amended our secured revolving credit agreement to permit us, subject to certain restrictions, to pay cash dividends and repurchase common stock, in aggregate amounts up to $250 million through the date we deliver our financial statements and associated certificates relating to the third quarter of fiscal 2021. Thereafter, provisions of our secured revolving credit facility largely revert to their pre-pandemic terms.
On April 27, 2021, our Board of Directors authorized a quarterly cash dividend payment of $0.40 per common share, payable on May 28, 2021, to shareholders of record at the close of business on May 12, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
First Fiscal Quarter 2021 Highlights
•Consolidated net sales increased $132.9 million, or 20.3%, to $787.4 million in the first quarter of fiscal 2021.
◦Each of our business segments delivered double digit growth in net sales and in operating income.
◦Our eCommerce operations delivered strong growth, reflecting increased online demand and enhanced marketing efforts.
◦Growth in our retail store sales was primarily driven by increased store traffic due to more stores being open throughout the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 and increased average selling prices per unit. The first quarter of fiscal 2020 was adversely impacted by the closure of our retail stores in March 2020 and reduced demand as a result of disruptions related to COVID-19.
◦Our omni-channel programs continued to deliver growth as a result of our investments and enhancements in these programs, which included expanding our curbside pickup program and direct-from-store shipment program in fiscal 2020.
◦We continued to see growth with our exclusive brands, as U.S. sales of exclusive brands to our top three wholesale customers grew 19.1%.
•Gross profit increased $163.7 million, or 71.7%, to $392.0 million in the first quarter of fiscal 2021. Gross margin increased 1,490 basis points (“bps”) to 49.8% in the first quarter of fiscal 2021 primarily driven by higher consolidated net sales across our businesses, increased average selling prices per unit, decreased product costs, decreased excess inventory provisions and a benefit in fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020. Gross margin in the first quarter of fiscal 2020 was adversely impacted by incremental inventory related charges of $48.7 million, inclusive of $22.8 million in adverse inventory and fabric purchase commitments, primarily from disruptions related to COVID-19.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net sales (“SG&A rate”) decreased 670 bps to 34.5% for the first quarter of fiscal 2021. The decrease in the SG&A rate was primarily driven by increased consolidated net sales, better leverage of retail store expenses due to more stores being open throughout the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, decreased organizational restructuring charges, decreased costs associated with the COVID-19 pandemic, decreased marketing costs, decreased bad debt expense, and decreased information technology related costs, partially offset by increased performance-based compensation expense and increased costs related to productivity initiatives.
•Operating income was $127.5 million in the first quarter of fiscal 2021 compared to an operating loss of $78.5 million in the first quarter of fiscal 2020, primarily due to the factors discussed above and the recognition of $44.2 million in impairment charges in the first quarter of fiscal 2020 that did not reoccur in the first quarter of fiscal 2021.
•Net income was $86.2 million in the first quarter of fiscal 2021 compared to a net loss of $78.7 million in the first quarter of fiscal 2020, primarily due to the factors discussed above, increased interest expense in the first quarter of fiscal 2021, and the tax impacts of each quarter.
•Diluted net income per common share was $1.96 in the first quarter of fiscal 2021 compared to a diluted net loss per common share of $1.82 in the first quarter of fiscal 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
FIRST FISCAL QUARTER ENDED APRIL 3, 2021 COMPARED TO FIRST FISCAL QUARTER ENDED MARCH 28, 2020
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	April 3, 2021	March 28, 2020	$ Change	% / bps Change
Consolidated net sales	$787,361	$654,473	$132,888	20.3%
Cost of goods sold	401,731	403,373	(1,642)	(0.4)%
Adverse purchase commitments (inventory and raw materials), net	(6,330)	22,837	(29,167)	nm
Gross profit	391,960	228,263	163,697	71.7%
Gross profit as % of consolidated net sales	49.8%	34.9%		1,490 bps
Royalty income, net	7,463	7,338	125	1.7%
Royalty income as % of consolidated net sales	0.9%	1.1%		(20) bps
Selling, general, and administrative expenses	271,927	269,837	2,090	0.8%
SG&A expenses as % of consolidated net sales	34.5%	41.2%		(670) bps
Goodwill impairment	—	17,742	(17,742)	nm
Intangible asset impairment	—	26,500	(26,500)	nm
Operating income (loss)	127,496	(78,478)	205,974	262.5%
Operating income (loss) as % of consolidated net sales	16.2%	(12.0)%		2,820 bps
Interest expense	15,348	8,864	6,484	73.1%
Interest income	(225)	(464)	239	51.5%
Other (income) expense, net	(917)	4,818	(5,735)	nm
Income (loss) before income taxes	113,290	(91,696)	204,986	223.5%
Income tax provision (benefit)	27,094	(13,002)	40,096	308.4%
Effective tax rate(*)	23.9%	14.2%		970 bps
Net income (loss)	$86,196	$(78,694)	$164,890	209.5%

Basic net income (loss) per common share	$1.96	$(1.82)	$3.78	207.7%
Diluted net income (loss) per common share	$1.96	$(1.82)	$3.78	207.7%
Dividend declared and paid per common share	$—	$0.60	$(0.60)	(100.0)%
(*)Effective tax rate is calculated by dividing the provision (benefit) for income taxes by income (loss) before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $132.9 million, or 20.3%, to $787.4 million in the first quarter of fiscal 2021. This increase was primarily driven by increased net sales through our eCommerce channel, increased retail store traffic, increased demand with certain of our wholesale customers, and increased average selling prices per unit. We believe that this increase in demand was driven by the strong consumer reaction to our Spring product offerings, and demand improved meaningfully following the passage of the pandemic relief legislation in March 2021. The first quarter of fiscal 2020 was adversely impacted by the closure of our retail stores in March 2020 and reduced demand as a result of disruptions related to COVID-19. Changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, had a favorable effect on our consolidated net sales of approximately $3.1 million.
Gross Profit and Gross Margin
Our consolidated gross profit increased $163.7 million, or 71.7%, to $392.0 million in the first quarter of fiscal 2021. Consolidated gross margin increased 1,490 bps to 49.8% in the first quarter of fiscal 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross profit is calculated as consolidated net sales less cost of goods sold less adverse purchase commitments, net, and gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold include expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in SG&A. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Accordingly, our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
The increase in consolidated gross profit and gross margin was primarily driven by higher consolidated net sales across our businesses segments, increased average selling prices per unit, decreased product costs, decreased excess inventory provisions and a benefit in fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020. Gross margin in the first quarter of fiscal 2020 was adversely impacted by incremental inventory related charges of $48.7 million, inclusive of $22.8 million in adverse inventory and fabric purchase commitments, primarily from disruptions related to COVID-19.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $2.1 million, or 0.8%, to $271.9 million in the first quarter of fiscal 2021 and decreased as a percentage of consolidated net sales by approximately 670 bps to 34.5%. This decrease in SG&A rate was primarily driven by increased consolidated net sales, better leverage of retail store expenses due to more stores being open throughout the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, decreased organizational restructuring charges, decreased costs associated with the COVID-19 pandemic, decreased marketing costs, decreased bad debt expense, and decreased information technology related costs, partially offset by increased performance-based compensation expense and increased costs related to productivity initiatives.
Goodwill Impairment
During the first quarter of fiscal 2020, the Company’s market capitalization declined, and actual and projected sales and profitability decreased as a result of disruptions related to COVID-19. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 28, 2020. Based upon the results of the impairment test, we recognized a non-cash goodwill impairment charge of $17.7 million during the first quarter of fiscal 2020 which was recorded to the Other International reporting unit in the International segment.
Intangible Asset Impairment
In the first quarter of fiscal 2020, the Company recorded non-cash impairment charges of $15.5 million and $11.0 million related to its OshKosh and Skip Hop tradename assets, respectively, that were recorded in connection with the acquisition of OshKosh B’Gosh, Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017. The impairment reflected lower-than-expected actual sales, and lower projected sales and profitability due to decreased demand as a result of disruptions related to COVID-19.
Operating Income (Loss)
Consolidated operating income was $127.5 million in the first quarter of fiscal 2021 compared to an operating loss of $78.5 million in the first quarter of fiscal 2020. Consolidated operating margin increased 2,820 bps to 16.2% in the first quarter of fiscal 2021 primarily due to the factors discussed above.
Interest Expense
Interest expense increased $6.5 million, or 73.1%, to $15.3 million in the first quarter of fiscal 2021. Weighted-average borrowings for the first quarter of fiscal 2021 were $1.00 billion at an effective interest rate of 6.05%, compared to weighted-average borrowings for the first quarter of fiscal 2020 of $632.3 million at an effective interest rate of 5.46%.
The increase in weighted-average borrowings during the first quarter of fiscal 2021 was attributable to the issuance of $500 million in principal amount of senior notes in May 2020, partially offset by the absence of borrowings under our secured revolving credit facility during the first quarter of 2021. The increase in the effective interest rate for the first quarter of fiscal 2021 was primarily due to the absence of borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes, during the first quarter of fiscal 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Other (Income) Expense, Net
Other (income) expense, net was $(0.9) million in the first quarter of fiscal 2021 compared to $4.8 million in the first quarter of fiscal 2020. This difference was primarily due to a foreign exchange loss on intercompany loans in the first quarter of fiscal 2020 related to the strengthening of the U.S. dollar that did not reoccur in the first quarter of fiscal 2021.
Income Taxes
Our consolidated income tax provision was $27.1 million in the first quarter of fiscal 2021 compared to a $13.0 million income tax benefit in the first quarter of fiscal 2020. Our effective tax rate was 23.9% in the first quarter of fiscal 2021 compared to 14.2% in the first quarter of fiscal 2020. The effective tax rate for the first quarter of fiscal 2021 reflects our full year expectations regarding the components of our taxable income by jurisdiction, with the majority of the income earned in the U.S. under existing U.S. tax legislation. The effective tax rate for the first quarter of fiscal 2020 reflected the impact of goodwill impairments with no corresponding tax benefit, our full year expectations regarding components of our taxable income by jurisdictions due to significant disruption in the worldwide economy from COVID-19 which reduced our pre-tax income in the U.S. and by the increase in tax benefits related to the vesting of stock awards in the first quarter of fiscal 2020.
Net Income (Loss)
Consolidated net income was $86.2 million in the first quarter of fiscal 2021 compared to a net loss of $78.7 million in the first quarter of fiscal 2020, primarily due to the factors previously discussed.
Results by Segment - First Quarter of Fiscal 2021 compared to First Quarter of Fiscal 2020
The following table summarizes net sales and operating income (loss), by segment, for the first quarter of fiscal 2021 and the first quarter of fiscal 2020:

	Fiscal quarter ended
(dollars in thousands)	April 3, 2021	% of consolidated net sales	March 28, 2020	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$407,067	51.7%	$320,717	49.0%	$86,350	26.9%
U.S. Wholesale	283,377	36.0%	252,130	38.5%	31,247	12.4%
International	96,917	12.3%	81,626	12.5%	15,291	18.7%
Consolidated net sales	$787,361	100.0%	$654,473	100.0%	$132,888	20.3%

Operating income (loss):		% of segment net sales		% of segment net sales
U.S. Retail	$76,521	18.8%	$(32,376)	(10.1)%	$108,897	336.4%
U.S. Wholesale	70,058	24.7%	2,231	0.9%	67,827	3,040.2%
International	9,734	10.0%	(27,705)	(33.9)%	37,439	135.1%
Unallocated corporate expenses	(28,817)	n/a	(20,628)	n/a	(8,189)	(39.7)%
Consolidated operating income (loss)	$127,496	16.2%	$(78,478)	(12.0)%	$205,974	262.5%
Comparable Sales Metrics
As a result of the temporary store closures in the first quarter of fiscal 2020 in response to COVID-19, we have not included a discussion of the first quarter of fiscal 2021 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales increased $86.4 million, or 26.9%, to $407.1 million in the first quarter of fiscal 2021. The increase in net sales was primarily driven by increased eCommerce sales, increased retail store traffic due to more stores being open throughout the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 as the Company recovered from business disruptions related to COVID-19, and increased average selling prices per unit as a result of decreased promotions. U.S. eCommerce net sales increased 38.0% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. As of April 3, 2021, we operated 804 retail stores in the U.S. compared to 864 as of January 2, 2021. The decrease in store

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
count in the first quarter of fiscal 2021 relates to our announced plans to close over 100 retail stores that are primarily unprofitable and in less trafficked shopping centers, by the end of fiscal 2021.
U.S. Retail segment operating income was $76.5 million in the first quarter of fiscal 2021 compared to an operating loss of $32.4 million in the first quarter of fiscal 2020. Operating margin increased 2,890 bps to 18.8% in the first quarter of fiscal 2021. Operating loss in the first quarter of fiscal 2020 included intangible asset impairment charges of $13.6 million and $0.5 million related to the OshKosh and Skip Hop tradenames, respectively. The primary drivers of the increase in operating margin were a 1,150 bps increase in gross margin, a 1,290 bps decrease in SG&A rate, and the intangible asset impairment charges in the first quarter of fiscal 2020 that did not reoccur in the first quarter of fiscal 2021. The increase in gross margin was primarily due to increased average selling prices per unit, decreased product costs, decreased excess inventory provisions, and a benefit in fabric purchases commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020, partially offset by unfavorable shipping costs. The decrease in SG&A rate was primarily due to increased net sales, better leverage of retail store expenses due to increased store traffic, decreased marketing costs, and decreased organizational restructuring expenses, partially offset by increased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales increased $31.2 million, or 12.4%, to $283.4 million in the first quarter of fiscal 2021 primarily due to increased demand in our exclusive Carter’s brands, increased shipments to other wholesale customers as these customers recovered from business disruptions in the first quarter of fiscal 2020 as a result of COVID-19, and increased average selling prices per unit.
U.S. Wholesale segment operating income increased $67.8 million to $70.1 million in the first quarter of fiscal 2021. Operating margin increased 2,380 bps to 24.7% in the first quarter of fiscal 2021. Operating income in the first quarter of fiscal 2020 included intangible asset impairment charges of $6.8 million and $1.6 million related to the Skip Hop and OshKosh tradenames, respectively. The primary drivers of the increase in operating margin were a 1,930 bps increase in gross margin, a 150 bps decrease in SG&A rate, and the intangible asset impairment charges in the first quarter of fiscal 2020 that did not reoccur in the first quarter of fiscal 2021. The increase in gross margin was primarily due to decreased excess inventory provisions, a benefit in fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020, and increased average selling prices per unit. The decrease in the SG&A rate was primarily due to increased sales, decreased bad debt expense, and decreased selling expenses, partially offset by increased performance-based compensation expense.
International
International segment net sales increased $15.3 million, or 18.7%, to $96.9 million in the first quarter of fiscal 2021. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $3.1 million favorable effect on International segment net sales in the first quarter of fiscal 2021. The increase in net sales was primarily driven by growth in our Canadian and Mexican eCommerce business, increased retail store traffic in Canada and Mexico due to more stores being open throughout the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 as the Company recovered from business disruptions related to COVID-19 and increased sales to our international wholesale accounts.
Canadian eCommerce net sales increased 143.7% during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. As of April 3, 2021, we operated 189 and 43 retail stores in Canada and Mexico respectively, compared to 193 and 44 as of January 2, 2021. In April 2021, and subsequent to the first quarter of fiscal 2021, we temporarily closed approximately 100 retail stores in Canada in accordance with regulations put in place by the local governments as a result of rising COVID-19 cases. We plan to reopen the majority of these stores by the middle of May 2021, subject to safety considerations resulting from the progression of COVID-19 related laws and regulations put in place by the local governments.
International segment operating income was $9.7 million in the first quarter of fiscal 2021 compared to an operating loss of $27.7 million in the first quarter of fiscal 2020. Operating margin increased 4,390 bps to 10.0% in the first quarter of fiscal 2021. Operating loss in the first quarter of fiscal 2020 included a $17.7 million goodwill impairment charge recorded to the Other International reporting unit, a $3.7 million intangible asset impairment charge related to the Skip Hop tradename, and a $0.3 million intangible asset impairment charge related to the OshKosh tradename. The increase in the operating margin was primarily attributable to a 840 bps increase in gross margin, a 920 bps decrease in the SG&A rate, and the goodwill and intangible asset impairment charges in the first quarter of fiscal 2020 that did not reoccur in the first quarter of fiscal 2021. The increase in gross margin was primarily due to decreased excess inventory provisions, a benefit in fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
fiscal 2020, and increased average selling prices per unit. The decrease in the SG&A rate was primarily due to better leverage of retail store expenses due to increased store traffic, decreased bad debt expense, decreased marketing costs, and other reductions in costs, partially offset by increased performance-based compensation expense and increased eCommerce distribution and fulfillment costs due to an increase in eCommerce demand.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $8.2 million, or 39.7%, to $28.8 million in the first quarter of fiscal 2021. Unallocated corporate expenses, as a percentage of consolidated net sales, increased 50 bps to 3.7% in the first quarter of fiscal 2021. The increase as a percentage of consolidated net sales was primarily due to increased performance-based compensation expense and increased costs related to productivity initiatives, partially offset by decreased information technology related costs and decreased corporate occupancy costs.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital and capital expenditures. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. These sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission from time to time.
As of April 3, 2021, we had $1.05 billion of cash and cash equivalents held at major financial institutions, including approximately $82.5 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at April 3, 2021 were $240.2 million compared to $221.9 million at March 28, 2020 and $186.5 million at January 2, 2021. The overall increase of $18.4 million, or 8.3%, at April 3, 2021 compared to March 28, 2020 primarily reflects increased customer demand. Due to the seasonal nature of our operations, the net accounts receivable balance at April 3, 2021 is not comparable to the net accounts receivable balance at January 2, 2021.
Inventories at April 3, 2021 were $560.7 million compared to $565.9 million at March 28, 2020 and $599.3 million at January 2, 2021. The decrease of $5.3 million, or 0.9%, at April 3, 2021 compared to March 28, 2020 is primarily the result of our lean inventory strategy, partially offset by increased customer demand. Due to the seasonal nature of our operations, the inventories balance at April 3, 2021 is not comparable to the inventories balance at January 2, 2021.
Accounts payable at April 3, 2021 were $334.8 million compared to $187.2 million at March 28, 2020 and $472.1 million at January 2, 2021. The increase of $147.7 million, or 78.9%, at April 3, 2021 compared to March 28, 2020 is primarily due to the timing of cash payments and change in terms to certain of our vendors. Due to the seasonal nature of our operations, the accounts payable balance at April 3, 2021 is not comparable to the accounts payable balance at January 2, 2021.
Cash Flow
Net Cash Used in Operating Activities
Net cash used in operating activities for the first quarter of fiscal 2021 was $39.5 million compared to $14.3 million in the first quarter of fiscal 2020. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The increase in net cash used in operating activities for the first quarter of fiscal 2021 was primarily due to a decrease in payment terms to certain of our vendors and due to the payment of deferred retail store rents from fiscal 2020, partially offset by increased net sales.
Operating cash flow is expected to be unfavorably impacted in fiscal 2021 due to a decrease in payment terms to certain of our vendors and due to the payment of deferred retail store rents from fiscal 2020.
Net Cash Used in Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2021 was $6.7 million compared to $8.1 million in the first quarter of fiscal 2020. The decrease in net cash used in investing activities for the first quarter of fiscal 2021 is primarily due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
the proceeds from the sale of investments in marketable securities, partially offset by an increase in capital expenditures. Capital expenditures in the first quarter of fiscal 2021 primarily included $6.1 million for information technology initiatives, $3.7 million for our U.S. and international retail store openings and remodelings, and $1.5 million for our distribution facilities.
We plan to invest approximately $50.0 million in capital expenditures in fiscal 2021, which primarily relates to strategic information technology initiatives, U.S. and international retail store openings and remodels, investments to strengthen our omni-channel capabilities, and distribution facility initiatives.
Net Cash Used in (Provided by) Financing Activities
Net cash used in financing activities was $2.8 million in the first quarter of fiscal 2021 compared to net cash provided by financing activities of $569.6 million in the first quarter of fiscal 2020. This change in cash flow from financing activities was primarily due to drawing on substantially all of our secured revolving credit facility to improve near-term liquidity in light of the uncertainty and disruption related to COVID-19 in the first quarter of fiscal 2020, which did not reoccur in the first quarter of fiscal 2021.
Secured Revolving Credit Facility
As of April 3, 2021, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of April 3, 2021, there was approximately $745.0 million available for future borrowing. All outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
As of April 3, 2021, the interest rate margins applicable to the secured revolving credit facility were 1.625% for LIBOR rate and 0.625% for base rate loans.
In the first quarter of fiscal 2021, there were no changes in our financial and other covenants under the secured revolving credit facility as described in our Form 10-K for the 2020 fiscal year ended January 2, 2021.
On April 21, 2021, through our wholly owned subsidiary, The William Carter Company (“TWCC”), we entered into Amendment No. 3 to our fourth amended and restated credit agreement (“Amendment No. 3”). Among other things, Amendment No. 3 provides that through the remainder of the Restricted Period, which ends on the date the Company delivers its financial statements and associated certificates relating to the third fiscal quarter of 2021:
•we must maintain a minimum liquidity (defined as cash-on-hand plus availability under the secured revolving credit facility) on the last day of each fiscal month of at least $950 million (the “Revised Liquidity Requirement”), which was increased by $250 million from $700 million; and
•we may make additional restricted payments, including to pay cash dividends and repurchase common stock, in an amount not to exceed $250 million, provided that (a) no default or event of default will have occurred and be continuing or would result from the payment and (b) after giving effect to the payment, we would have been in compliance with Revised Liquidity Requirement as of the last day of the most recent month.
Senior Notes
As of April 3, 2021, the Company had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, and $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025.
Share Repurchases
In the first quarter of fiscal 2021, we did not repurchase or retire any shares in open market transactions. In the first quarter of fiscal 2020, we repurchased and retired 474,684 shares in open market transactions for approximately $45.3 million, at an average price of $95.34 per share.
The total remaining capacity under all remaining repurchase authorizations as of April 3, 2021 was approximately $650.4 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
In the first quarter of fiscal 2020, we announced that, in connection with the COVID-19 pandemic, we suspended our common stock share repurchase program. While we may elect to resume purchases at any time, the timing and amount of any future

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
repurchases will be determined by the Company based on its evaluation of market conditions, share price, and other investment priorities.
Dividends
In the first quarter of fiscal 2020, we paid quarterly cash dividends of $0.60 per share. On May 1, 2020, in connection with the COVID-19 pandemic, we suspended our quarterly cash dividend. As a result, the Company did not declare or pay cash dividends for the first quarter of fiscal 2021.
On April 27, 2021, in connection with the announcement of the amendment on our revolving credit facility, our Board of Directors authorized a quarterly cash dividend payment of $0.40 per common share, payable on May 28, 2021, to shareholders of record at the close of business on May 12, 2021. Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends, or make future repurchases of, our common stock, as further described in Note 8, Long-term Debt, to the consolidated financial statements.
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
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2020 fiscal year ended January 2, 2021. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020, had a $3.1 million favorable effect on our International segment’s net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. As of April 3, 2021, there were no variable rate borrowings outstanding under the amended revolving credit facility. The impact of a hypothetical 100 bps increase in the effective interest rate on that amount would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 3, 2021.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended April 3, 2021 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended April 3, 2021.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Form 10-K for the 2020 fiscal year ended January 2, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the first quarter of fiscal 2021:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
January 3, 2021 through January 30, 2021	—	$—	—	$650,447,970

January 31, 2021 through February 27, 2021	37,444	$95.82	—	$650,447,970

February 28, 2021 through April 3, 2021	—	$—	—	$650,447,970

Total	37,444	$95.82	—
(1)All of the shares purchased during the current quarter represent shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards.
(2)As previously announced, the Company, in connection with the COVID-19 pandemic, suspended its common stock share repurchase program in 2020. Refer to the open market repurchases as disclosed in Note 7, Common Stock, to the unaudited condensed consolidated financial statements.
(3)Under share repurchase authorizations approved by our Board of Directors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-Laws of Carter’s, Inc. (incorporated by reference to Exhibit 3.2 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.
32	Section 1350 Certification.
Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document
Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit No. 104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

April 30, 2021	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

April 30, 2021	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)