Form 10-Q
period 2021-07-03
CARTERS INC
filed 2021-07-30
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 3, 2021
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of July 23, 2021, there were 44,011,080 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of July 3, 2021, January 2, 2021 and June 27, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and two fiscal quarters ended July 3, 2021 and June 27, 2020	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the fiscal quarter and two fiscal quarters ended July 3, 2021 and June 27, 2020	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the fiscal quarters ended July 3, 2021, April 3, 2021, June 27, 2020 and March 28, 2020	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the two fiscal quarters ended July 3, 2021 and June 27, 2020	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	30

Part II. Other Information

Item 1	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults upon Senior Securities	31
Item 4	Mine Safety Disclosures	31
Item 5	Other Information	31
Item 6	Exhibits	32

Signatures		33

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	July 3, 2021	January 2, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,120,901	$1,102,323	$1,000,581
Accounts receivable, net of allowance for credit losses of $7,130, $5,940, and $9,242, respectively	163,957	186,512	165,578
Finished goods inventories, net of inventory reserves of $15,726, $14,206, and $32,092, respectively	619,617	599,262	672,205
Prepaid expenses and other current assets	66,549	57,927	51,180
Total current assets	1,971,024	1,946,024	1,889,544
Property, plant, and equipment, net of accumulated depreciation of $545,702, $583,980, and $559,142, respectively	231,944	262,345	287,941
Operating lease assets	527,121	593,008	648,505
Tradenames, net	307,768	307,893	308,017
Goodwill	213,195	211,776	208,573
Customer relationships, net	35,777	37,510	38,950
Other assets	29,097	34,024	31,104
Total assets	$3,315,926	$3,392,580	$3,412,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,826	$472,140	$458,075
Current operating lease liabilities	158,270	185,152	163,665
Other current liabilities	113,240	135,240	80,634
Total current liabilities	628,336	792,532	702,374

Long-term debt, net	990,437	989,530	1,232,649
Deferred income taxes	58,150	52,770	63,850
Long-term operating lease liabilities	484,881	554,497	620,063
Other long-term liabilities	56,618	65,218	60,420
Total liabilities	$2,218,422	$2,454,547	$2,679,356

Commitments and contingencies - Note 14

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding at July 3, 2021, January 2, 2021, and June 27, 2020	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 44,011,080, 43,780,075, and 43,636,176 shares issued and outstanding at July 3, 2021, January 2, 2021, and June 27, 2020, respectively	440	438	436
Additional paid-in capital	31,521	17,752	5,539
Accumulated other comprehensive loss	(27,263)	(32,760)	(45,045)
Retained earnings	1,092,806	952,603	772,348
Total stockholders’ equity	1,097,504	938,033	733,278
Total liabilities and stockholders’ equity	$3,315,926	$3,392,580	$3,412,634
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$746,400	$514,885	$1,533,761	$1,169,357
Cost of goods sold	379,793	284,073	781,524	687,445
Adverse purchase commitments (inventory and raw materials), net	(2,100)	(4,703)	(8,430)	18,134
Gross profit	368,707	235,515	760,667	463,778
Royalty income, net	6,645	3,588	14,108	10,926
Selling, general, and administrative expenses	267,770	218,149	539,697	487,986
Goodwill impairment	—	—	—	17,742
Intangible asset impairment	—	—	—	26,500
Operating income (loss)	107,582	20,954	235,078	(57,524)
Interest expense	15,295	15,312	30,643	24,176
Interest income	(201)	(423)	(426)	(887)
Other (income) expense, net	(723)	587	(1,640)	5,405
Income (loss) before income taxes	93,211	5,478	206,501	(86,218)
Income tax provision (benefit)	21,608	(2,678)	48,702	(15,680)
Net income (loss)	$71,603	$8,156	$157,799	$(70,538)

Basic net income (loss) per common share	$1.63	$0.19	$3.59	$(1.64)
Diluted net income (loss) per common share	$1.62	$0.19	$3.58	$(1.64)
Dividend declared and paid per common share	$0.40	$—	$0.40	$0.60
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$71,603	$8,156	$157,799	$(70,538)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,271	3,581	5,497	(9,411)
Comprehensive income (loss)	$75,874	$11,737	$163,296	$(79,949)
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	33,158	—	1,840	—	—	1,840
Withholdings from vesting of restricted stock	(43,611)	—	(4,712)	—	—	(4,712)
Restricted stock activity	132,759	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Repurchase of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid	—	—	—	—	(26,260)	(26,260)
Comprehensive loss	—	—	—	(12,992)	(78,694)	(91,686)
Balance at March 28, 2020	43,610,725	$436	$—	$(48,626)	$764,192	$716,002
Exercise of stock options	14,180	—	1,076	—	—	1,076
Withholdings from vesting of restricted stock	(1,016)	—	(77)	—	—	(77)
Restricted stock activity	12,287	—	—	—	—	—
Stock-based compensation expense	—	—	4,540	—	—	4,540
Comprehensive income	—	—	—	3,581	8,156	11,737
Balance at June 27, 2020	43,636,176	$436	$5,539	$(45,045)	$772,348	$733,278

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	12,065	—	811	—	—	811
Withholdings from vesting of restricted stock	(37,444)	—	(3,588)	—	—	(3,588)
Restricted stock activity	192,963	2	(2)	—	—	—
Stock-based compensation expense	—	—	6,931	—	—	6,931
Comprehensive income	—	—	—	1,226	86,196	87,422
Balance at April 3, 2021	43,947,659	$440	$21,904	$(31,534)	$1,038,799	$1,029,609
Exercise of stock options	57,274	—	4,336	—	—	4,336
Withholdings from vesting of restricted stock	(1,057)	—	(110)	—	—	(110)
Restricted stock activity	7,204	—	—	—	—	—
Stock-based compensation expense	—	—	5,391	—	—	5,391
Cash dividends declared and paid	—	—	—	—	(17,596)	(17,596)
Comprehensive income	—	—	—	4,271	71,603	75,874
Balance at July 3, 2021	44,011,080	$440	$31,521	$(27,263)	$1,092,806	$1,097,504
            See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income (loss)	$157,799	$(70,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	44,613	43,774
Amortization of intangible assets	1,866	1,858
Provisions for excess and obsolete inventory	1,451	23,058
Goodwill impairment	—	17,742
Intangible asset impairments	—	26,500
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	2,056	7,332
Amortization of debt issuance costs	1,497	916
Stock-based compensation expense	12,322	6,485
Unrealized foreign currency exchange loss, net	61	1,621
Provisions for doubtful accounts receivable from customers	1,206	3,036
Unrealized (gain) loss on investments	(1,279)	1,904
Deferred income taxes expense (benefit)	5,817	(10,559)
Effect of changes in operating assets and liabilities:
Accounts receivable	21,620	80,566
Finished goods inventories	(19,663)	(106,922)
Prepaid expenses and other assets(*)	(8,724)	(4,156)
Accounts payable and other liabilities	(171,119)	214,796
Net cash provided by operating activities	$49,523	$237,413

Cash flows from investing activities:
Capital expenditures	$(20,506)	$(16,708)
Proceeds from sale of investments(*)	5,000	1,400
Net cash used in investing activities	$(15,506)	$(15,308)

Cash flows from financing activities:
Proceeds from senior notes due 2025	$—	$500,000
Payment of debt issuance costs	(223)	(7,639)
Borrowings under secured revolving credit facility	—	644,000
Payments on secured revolving credit facility	—	(500,000)
Repurchases of common stock	—	(45,255)
Dividends paid	(17,596)	(26,260)
Withholdings from vesting of restricted stock	(3,698)	(4,789)
Proceeds from exercises of stock options	5,147	2,916
Net cash (used in) provided by financing activities	$(16,370)	$562,973

Net effect of exchange rate changes on cash and cash equivalents	931	1,192
Net increase in cash and cash equivalents	$18,578	$786,270
Cash and cash equivalents, beginning of period	1,102,323	214,311
Cash and cash equivalents, end of period	$1,120,901	$1,000,581
(*)Cash flows for the two fiscal quarters ended June 27, 2020 were revised to reflect the reclassification of $1.4 million proceeds from sale of investments from cash flows from operating activities to cash flows from investing activities.
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, My First Love, little planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company’s own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income (loss), statement of stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended July 3, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 1, 2022.
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
COVID-19
The Company is closely monitoring the effects of the ongoing coronavirus (“COVID-19”) pandemic and its impact on our business. Additionally, the Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of July 3, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, our allowance for credit losses, inventory reserves, adverse inventory and fabric purchase commitments, stock-based compensation, and the carrying value of our goodwill, indefinite-lived intangible assets, and other long-lived assets. Based on these assessments, in the second quarter and first two quarters of fiscal 2021, the Company recorded a benefit in fabric purchase commitment charges of $2.1 million and $8.4 million, respectively, related to better than expected sales of inventory and utilization of fabric that was reserved for in the first quarter of fiscal 2020 due to COVID-19 related disruptions. As of July 3, 2021, the outstanding reserve for adverse inventory and fabric purchase commitments related to COVID-19 disruptions in the first two quarters of fiscal 2020 was not material.
Additional COVID-19 related charges were $1.0 million and $3.2 million in the second quarter of fiscal 2021 and the first two quarters of fiscal 2021, respectively. These charges were primarily related to the costs associated with additional personal protective equipment and cleaning supplies.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the second quarter and two quarters ended fiscal 2021 and 2020 were as follows:

	Fiscal quarter ended July 3, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$231,630	$33,610	$265,240
Direct-to-consumer	423,627	—	57,533	481,160
	$423,627	$231,630	$91,143	$746,400

Royalty income	$2,360	$2,876	$1,409	$6,645

	Two fiscal quarters ended July 3, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$515,007	$76,402	$591,409
Direct-to-consumer	830,694	—	111,658	942,352
	$830,694	$515,007	$188,060	$1,533,761

Royalty income	$5,430	$6,651	$2,027	$14,108

	Fiscal quarter ended June 27, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$151,744	$15,541	$167,285
Direct-to-consumer	316,016	—	31,584	347,600
	$316,016	$151,744	$47,125	$514,885

Royalty income	$1,252	$1,508	$828	$3,588

	Two fiscal quarters ended June 27, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$403,874	$54,272	$458,146
Direct-to-consumer	636,733	—	74,478	711,211
	$636,733	$403,874	$128,750	$1,169,357

Royalty income	$3,746	$5,590	$1,590	$10,926

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	July 3, 2021	January 2, 2021	June 27, 2020
Trade receivables from wholesale customers, net	$164,591	$180,830	$159,043
Royalties receivable	5,991	5,733	5,371
Tenant allowances and other receivables	9,478	12,315	15,188
Total receivables	$180,060	$198,878	$179,602
Less: Wholesale accounts receivable reserves(*)	(16,103)	(12,366)	(14,024)
Accounts receivable, net	$163,957	$186,512	$165,578
(*)Includes allowance for credit losses of $7.1 million $5.9 million, and $9.2 million for the periods ended July 3, 2021, January 2, 2021, and June 27, 2020, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	July 3, 2021	January 2, 2021	June 27, 2020
Contract liabilities - current:
Unredeemed gift cards	$18,049	$18,300	$15,667
Unredeemed customer loyalty rewards	4,829	5,241	4,664
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$23,592	$24,255	$21,045

Contract liabilities - non-current(3)	$2,500	$2,857	$3,214
Total contract liabilities	$26,092	$27,112	$24,259
(1)The Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.
(2)Included with Other current liabilities on the Company’s consolidated balance sheets.
(3)This amount reflects the non-current portion of the Carter’s credit card upfront bonus.
NOTE 4 - LEASES
The Company has operating leases for retail stores, distribution centers, corporate offices, data centers, and certain equipment. The Company’s leases generally have initial terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to early terminate the lease.
As of July 3, 2021, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statements of cash flows.
The following components of lease expense are included in Selling, general and administrative expenses on the Company’s consolidated statements of operations for the second quarter and first two quarters of fiscal 2021 and 2020:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$42,100	$45,527	$84,798	$91,950
Variable lease cost (*)	16,276	19,219	32,674	35,504
Net lease cost	$58,376	$64,746	$117,472	$127,454
(*)Includes short-term leases, which are not material, and operating lease asset impairment charges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental balance sheet information related to leases was as follows:

	Fiscal quarter ended
	July 3, 2021	June 27, 2020
Weighted average remaining operating lease term (years)	5.2	5.7
Weighted average discount rate for operating leases	3.30%	3.95%
Cash paid for amounts included in the measurement of operating lease liabilities in the second quarter and two first quarters of fiscal 2021 were $56.8 million and $114.7 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities in the second quarter and first two quarters of fiscal 2020 were $47.6 million and $97.8 million, respectively. The total cash paid in the second quarter and first two quarters of fiscal 2020 reflects the contractual amounts due to be paid in cash. For the fiscal quarter ended June 27, 2020, the Company deferred cash payments of $35.8 million of these amounts, which are included in the statement of cash flows as part of the change in Accounts payable and other liabilities.
Non-cash transactions to recognize operating assets and liabilities for new leases for the second quarter and first two quarters of fiscal 2021 were $4.3 million and $7.6 million, respectively. Non-cash transactions to recognize operating assets and liabilities for the second quarter and first two quarters of fiscal 2020 were $15.8 million and $45.2 million, respectively.
As of July 3, 2021, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2021	$93,535
2022	159,881
2023	132,257
2024	105,945
2025	76,952
2026	54,170
After 2026	78,074
Total lease payments	$700,814
Less: Interest	(57,663)
Present value of lease liabilities(*)	$643,151
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	July 3, 2021	January 2, 2021	June 27, 2020
Cumulative foreign currency translation adjustments	$(15,810)	$(21,307)	$(35,933)
Pension and post-retirement obligations(*)	(11,453)	(11,453)	(9,112)
Total accumulated other comprehensive loss	$(27,263)	$(32,760)	$(45,045)
(*)Net of income taxes of $3.5 million, $3.5 million, and $2.8 million for the period ended July 3, 2021, January 2, 2021, and June 27, 2020, respectively.
During the first two quarters of both fiscal 2021 and fiscal 2020, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(1)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	(2,711)	(2,711)
Balance at June 27, 2020	$83,934	$74,454	$50,185	$208,573

Balance at January 2, 2021(2)	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	1,419	1,419
Balance at July 3, 2021(2)	$83,934	$74,454	$54,807	$213,195
(1)In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.
(2)Goodwill for the International reporting unit is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		July 3, 2021			January 2, 2021
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,376	2,535	3,911	1,251	2,660
Total tradenames		$309,144	$1,376	$307,768	$309,144	$1,251	$307,893

Skip Hop customer relationships	15 years	$47,300	$13,422	$33,878	$47,300	$11,834	$35,466
Carter’s Mexico customer relationships	10 years	3,116	1,217	1,899	3,108	1,064	2,044
Total customer relationships		$50,416	$14,639	$35,777	$50,408	$12,898	$37,510

		June 27, 2020
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000
Skip Hop tradename(2)	Indefinite	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,127	2,784
Total tradenames		$309,144	$1,127	$308,017

Skip Hop customer relationships	15 years	$47,300	$10,245	$37,055
Carter’s Mexico customer relationships	10 years	2,814	919	1,895
Total customer relationships		$50,114	$11,164	$38,950
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
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both second fiscal quarters ended July 3, 2021 and June 27, 2020. Amortization expense was approximately $1.9 million for both the first two quarters of fiscal 2021 and for the first two quarters of fiscal 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
Remainder of 2021	$1,869
2022	$3,738
2023	$3,696
2024	$3,666
2025	$3,666
2026	$3,666
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Number of shares repurchased	—	—	—	474,684
Aggregate cost of shares repurchased (dollars in thousands)	$—	$—	$—	$45,255
Average price per share	$—	$—	$—	$95.34
The total aggregate remaining capacity under outstanding repurchase authorizations as of July 3, 2021 was approximately $650.4 million. The authorizations have no expiration date.
As previously announced, the Company, in connection with the COVID-19 pandemic, suspended its common stock share repurchase program at the end of the first quarter in fiscal 2020. While the Company may elect to resume repurchases at any time, the timing and amount of any future repurchases will be determined by the Company based on its evaluation of market conditions, share price, investment priorities, and other factors.
Dividends
On May 1, 2020, in connection with the COVID-19 pandemic, the Company suspended its quarterly cash dividend. As a result, the Company did not declare or pay cash dividends through April 27, 2021. On April 27, 2021, in connection with the announcement of the amendment on the Company’s secured revolving credit facility, the Company’s Board of Directors authorized a quarterly cash dividend payment of $0.40 per common share, which was paid in the second quarter of fiscal 2021.
The Company did not declare or pay cash dividends in the second fiscal quarter ended June 27, 2020. In the first two fiscal quarters ended June 27, 2020, the Company declared and paid cash dividends per share of $0.60.
The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 8, Long-Term Debt to the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	July 3, 2021	January 2, 2021	June 27, 2020
$500 million 5.500% Senior Notes due May 15, 2025	$500,000	$500,000	$500,000
$500 million 5.625% Senior Notes due March 15, 2027	500,000	500,000	500,000
Total senior notes	$1,000,000	$1,000,000	$1,000,000
Less unamortized issuance-related costs for senior notes	(9,563)	(10,470)	(11,351)
Senior notes, net	$990,437	$989,530	$988,649
Secured revolving credit facility	—	—	244,000
Total long-term debt, net	$990,437	$989,530	$1,232,649
Secured Revolving Credit Facility
As of July 3, 2021, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of July 3, 2021, approximately $745.6 million remained available for future borrowing. Any outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets because of the contractual repayment terms under the credit facility.
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
Approximately $0.2 million, including both bank fees and other third party expenses, has been capitalized in connection with Amendment No. 3 and is being amortized over the remaining term of the secured revolving credit facility.
As of July 3, 2021, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans and 0.375% for base rate loans.
As of July 3, 2021, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock options	$300	$585	$774	$1,468
Restricted stock:
Time-based awards	3,504	2,360	7,404	5,349
Performance-based awards	347	—	2,904	(1,927)
Stock awards	1,240	1,595	1,240	1,595
Total	$5,391	$4,540	$12,322	$6,485
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of fiscal 2021, the achievement of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
performance target estimates related to certain performance-based grants were revised resulting in a $2.6 million increase to stock-based compensation expense.
NOTE 10 – INCOME TAXES
As of July 3, 2021, the Company had gross unrecognized income tax benefits of approximately $10.8 million, of which $9.1 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at July 3, 2021 is approximately $2.1 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2021 or fiscal 2022 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the second fiscal quarter ended July 3, 2021 and June 27, 2020. Interest expense recorded on uncertain tax positions was $0.2 million and $0.5 million for the first two quarters of fiscal 2021 and fiscal 2020, respectively. The Company had approximately $2.2 million, $2.7 million, and $2.8 million of interest accrued on uncertain tax positions as of July 3, 2021, January 2, 2021, and June 27, 2020, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $16.5 million, $20.2 million, and $16.4 million at July 3, 2021, January 2, 2021, and June 27, 2020, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $1.1 million for both second fiscal quarters ended July 3, 2021 and June 27, 2020. Gains on the investments in marketable securities were $1.3 million for the two fiscal quarters ended July 3, 2021. Losses on the investments in marketable securities were $1.9 million for the two fiscal quarters ended June 27, 2020. These amounts are included in Other expense (income), net on the Company’s consolidated statement of operations.
Borrowings
As of July 3, 2021, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at July 3, 2021 was approximately $1.05 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	43,445,780	43,162,571	43,408,262	43,259,103
Dilutive effect of equity awards(1)	169,631	147,480	151,468	—
Diluted number of common and common equivalent shares outstanding	43,615,411	43,310,051	43,559,730	43,259,103

Earnings per share:
(dollars in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss)	$71,603	$8,156	$157,799	$(70,538)
Income allocated to participating securities	(860)	(86)	(1,896)	(252)
Net income (loss) available to common shareholders	$70,743	$8,070	$155,903	$(70,790)

Basic net income (loss) per common share	$1.63	$0.19	$3.59	$(1.64)

Diluted net income (loss) per common share:
Net income (loss)	$71,603	$8,156	$157,799	$(70,538)
Income allocated to participating securities	(857)	(86)	(1,890)	(252)
Net income (loss) available to common shareholders	$70,746	$8,070	$155,909	$(70,790)

Diluted net income (loss) per common share	$1.62	$0.19	$3.58	$(1.64)

Anti-dilutive awards excluded from diluted earnings per share computation(2)	171,653	957,041	288,122	559,470
(1)For the two fiscal quarters ended June 27, 2020, there were 230,286 potentially dilutive equity awards that were excluded from the diluted earnings per share calculation because the Company incurred a net loss for this period and their inclusion would be anti-dilutive.
(2)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 13 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	July 3, 2021	January 2, 2021	June 27, 2020
Accrued employee benefits	$18,970	$22,876	$11,021
Unredeemed gift cards	18,049	18,300	15,667
Accrued bonuses and incentive compensation	17,168	8,873	73
Accrued interest	12,078	12,092	13,569
Accrued salaries and wages	10,974	10,650	4,210
Accrued taxes	9,954	10,900	11,383
Income taxes payable	—	21,164	2,389
Accrued other	26,047	30,385	22,322
Other current liabilities	$113,240	$135,240	$80,634
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
NOTE 15 – SEGMENT INFORMATION
The tables below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 3, 2021	% of consolidated net sales	June 27, 2020	% of consolidated net sales	July 3, 2021	% of consolidated net sales	June 27, 2020	% of consolidated net sales
Net sales:
U.S. Retail	$423,627	56.8%	$316,016	61.4%	$830,694	54.2%	$636,733	54.5%
U.S. Wholesale	231,630	31.0%	151,744	29.5%	515,007	33.6%	403,874	34.5%
International	91,143	12.2%	47,125	9.1%	188,060	12.2%	128,750	11.0%
Consolidated net sales	$746,400	100.0%	$514,885	100.0%	$1,533,761	100.0%	$1,169,357	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$87,080	20.6%	$23,720	7.5%	$163,600	19.7%	$(8,656)	(1.4)%
U.S. Wholesale	40,592	17.5%	21,192	14.0%	110,650	21.5%	23,423	5.8%
International	9,007	9.9%	(5,514)	(11.7)%	18,741	10.0%	(33,219)	(25.8)%
Corporate expenses(*)	(29,097)	n/a	(18,444)	n/a	(57,913)	n/a	(39,072)	n/a
Consolidated operating income (loss)	$107,582	14.4%	$20,954	4.1%	$235,078	15.3%	$(57,524)	(4.9)%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

(dollars in millions)	Fiscal quarter ended July 3, 2021			Two fiscal quarters ended July 3, 2021
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Incremental costs associated with COVID-19 pandemic	$0.5	$0.4	$0.1	$1.6	$1.3	$0.3
Organizational restructuring(1)	(0.6)	—	2.3	(0.6)	0.1	2.3
Gain on modification of retail store leases(2)	(0.4)	—	—	(1.9)	—	—
Total charges(3)	$(0.5)	$0.4	$2.4	$(0.9)	$1.4	$2.6
(1)Fiscal quarter and two fiscal quarters ended July 3, 2021 include $2.3 million of costs associated with the early exit of the Canada corporate office lease. Fiscal quarter and two fiscal quarters ended July 3, 2021 also includes corporate charges related to organizational restructuring of $0.5 million and $0.9 million, respectively.
(2)Related to gains on the modification of previously impaired retail store leases.
(3)Total charges for two fiscal quarters ended July 3, 2021 exclude a customer bankruptcy recovery of $38,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in millions)	Fiscal quarter ended June 27, 2020			Two fiscal quarters ended June 27, 2020
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(1)(2)	$1.6	$0.7	$1.3	$3.0	$1.3	$1.6
Goodwill impairment	—	—	—	—	—	17.7
Skip Hop tradename impairment charge	—	—	—	0.5	6.8	3.7
OshKosh tradename impairment charge	—	—	—	13.6	1.6	0.3
Incremental costs associated with COVID-19 pandemic(2)	4.4	6.9	1.5	6.6	7.1	1.8
Retail store operating leases and other long-lived asset impairments	3.7	—	—	5.0	—	—
Total charges	$9.7	$7.6	$2.9	$28.7	$16.8	$25.2
(1)The two fiscal quarters ended June 27, 2020 also includes corporate charges related to organizational restructuring of $1.6 million.
(2)The Company reclassified $0.2 million of employee-related costs from Incremental costs associated with COVID-19 pandemic to Organizational restructuring for the second fiscal quarter and two fiscal quarters ended June 27, 2020.
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
In conjunction with these initiatives, the Company recorded the following charges in selling, general and administrative expenses:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Severance and other termination benefits(*)	$(688)	$1,207	$(773)	$4,096
Lease exit costs	2,863	1,233	3,412	1,664
Relocation and recruiting	—	1,019	7	1,502
Other closure costs	30	7	53	93
Total	$2,205	$3,466	$2,699	$7,355
(*)Severance and other termination benefits in the two fiscal quarters ended July 3, 2021 reflect revised employee assumptions.
The Company paid approximately $1.5 million and $4.5 million in severance and other termination benefits during the second fiscal quarter and two fiscal quarters ended July 3, 2021, respectively. As of July 3, 2021, there was approximately $2.5 million in reserves related to severance and other termination benefits expected to be paid out during fiscal 2021 included in Other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of July 3, 2021. The Company expects to incur additional restructuring-related severance charges of approximately $0.5 million through fiscal 2021.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2021 or any other future period, assessment of our performance and financial position, drivers of our sales and earnings growth, and the effects of the COVID-19 pandemic, including with respect to our plans to close certain retail stores and the impacts of supply chain delays and increased freight costs. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described in our most recently filed Annual Report on Form 10-K, in Part I. under the heading “Item 1A. Risk Factors”, and other reports filed by the Company with the Securities and Exchange Commission from time to time.

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
Established in 1895, OshKosh is a well-known brand, trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children. We acquired the OshKosh brand in 2005.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable necessities to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired the Skip Hop brand in 2017.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel global business model, which includes retail stores, eCommerce, and wholesale sales channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. As of July 3, 2021, the Company operated 1,003 retail stores in North America.
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
Recent Developments
In the fourth quarter of fiscal 2020, we announced plans to close over 100 retail stores by the end of fiscal 2021. We closed approximately 90 stores in the United States in the first two quarters of fiscal 2021, and we expect to close approximately 25 more stores in the second half of fiscal 2021. These retail store closures are primarily related to less profitable stores or stores in less trafficked shopping centers. We continue to look for profitable retail store locations that allow us to better serve customers, including our omni-channel customers.
Second Fiscal Quarter 2021 Financial Highlights
•Each of our business segments delivered double digit growth in net sales and operating income.
•Consolidated net sales increased $231.5 million, or 45.0%, to $746.4 million in the second quarter of fiscal 2021.
◦We believe that this increase in demand was driven by progress in vaccinations, easing restrictions related to COVID-19, the passage of pandemic relief legislation in March 2021, and a return to in-person classes driving back-to-school sales.
◦Growth in our North American retail store sales was primarily driven by increased store traffic due to more stores being open throughout the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and increased average selling prices per unit. The second quarter of fiscal 2020 was adversely impacted by the temporary closure of our retail stores in April and May 2020 and reduced demand as a result of disruptions related to COVID-19.
◦Our omni-channel programs continued to deliver growth as a result of our investments and enhancements in these programs, which included implementing omni-channel programs in Canada in the second quarter of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
fiscal 2021 and expanding our curbside pickup program and direct-from-store shipment program in fiscal 2020.
◦We saw demand from our wholesale customers increase meaningfully in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 as many of these customers had cancelled or deferred orders of our product in response to COVID-19.
•Gross profit increased $133.2 million, or 56.6%, to $368.7 million in the second quarter of fiscal 2021. Gross margin increased 370 basis points (“bps”) to 49.4% in the second quarter of fiscal 2021, primarily driven by higher consolidated net sales across our business segments, increased average selling prices per unit, decreased promotions, and decreased product costs. We are experiencing some COVID-19 related headwinds which have caused supply chain delays, including delays in the receipt of our product, and an increase in inbound freight costs. These headwinds could also adversely impact our financial results in the second half of 2021 as we expect to increase spending in the second half of fiscal 2021 to expedite shipments from Asia to mitigate pandemic-related delays in production.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net sales (“SG&A rate”) decreased 650 bps to 35.9% for the second quarter of fiscal 2021. The decrease in the SG&A rate was primarily driven by increased consolidated net sales, decreased organizational restructuring charges, decreased costs associated with the COVID-19 pandemic, and impairment charges on operating lease assets in the second quarter of fiscal 2020 that did not reoccur in the second quarter of fiscal 2021. We expect to incur additional performance-based compensation costs in the second half of fiscal 2021 compared to the second half of fiscal 2020.
•Operating income increased $86.6 million to $107.6 million in the second quarter of fiscal 2021, primarily due to the factors discussed above.
•Net income increased $63.4 million to $71.6 million in the second quarter of fiscal 2021, primarily due to the factors discussed above and the tax impacts of each quarter.
•Diluted net income per common share increased from $0.19 to $1.62 in the second quarter of fiscal 2021.
•A total of $17.6 million was returned to our shareholders, comprised of a $0.40 per share cash dividend.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
SECOND FISCAL QUARTER ENDED JULY 3, 2021 COMPARED TO SECOND FISCAL QUARTER ENDED JUNE 27, 2020
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	July 3, 2021	June 27, 2020	$ Change	% / bps Change
Consolidated net sales	$746,400	$514,885	$231,515	45.0%
Cost of goods sold	379,793	284,073	95,720	33.7%
Adverse purchase commitments (inventory and raw materials), net	(2,100)	(4,703)	2,603	(55.3)%
Gross profit	368,707	235,515	133,192	56.6%
Gross profit as % of consolidated net sales	49.4%	45.7%		370 bps
Royalty income, net	6,645	3,588	3,057	85.2%
Royalty income as % of consolidated net sales	0.9%	0.7%		20 bps
Selling, general, and administrative expenses	267,770	218,149	49,621	22.7%
SG&A expenses as % of consolidated net sales	35.9%	42.4%		(650) bps
Operating income	107,582	20,954	86,628	>100%
Operating income as % of consolidated net sales	14.4%	4.1%		1,030 bps
Interest expense	15,295	15,312	(17)	(0.1)%
Interest income	(201)	(423)	222	(52.5)%
Other (income) expense, net	(723)	587	(1,310)	nm
Income before income taxes	93,211	5,478	87,733	>100%
Income tax provision (benefit)	21,608	(2,678)	24,286	nm
Effective tax rate(*)	23.2%	(48.9)%		nm
Net income	$71,603	$8,156	$63,447	>100%

Basic net income per common share	$1.63	$0.19	$1.44	>100%
Diluted net income per common share	$1.62	$0.19	$1.43	>100%
Dividend declared and paid per common share	$0.40	$—	$0.40	nm
(*)Effective tax rate is calculated by dividing the provision (benefit) for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $231.5 million, or 45.0%, to $746.4 million in the second quarter of fiscal 2021. This increase was primarily driven by increased retail store traffic due to more stores being open throughout the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, increased demand with certain of our wholesale customers as these customers began to recover from business disruptions in the second quarter of fiscal 2020 as a result of COVID-19, expansion of our omni-channel programs, and increased average selling prices per unit, partially offset by decreased net sales through our eCommerce channel. We believe that this increase in demand was driven by progress in vaccinations, easing restrictions related to COVID-19, the passage of pandemic relief legislation in March 2021, and a return to in-person classes driving back-to-school sales. The second quarter of fiscal 2020 was adversely impacted by the closure of our North American retail stores in April and May 2020 and reduced demand as a result of disruptions related to COVID-19. As a result, some demand shifted from retail stores to our eCommerce channel in the second quarter of fiscal 2020. Changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020, had a favorable effect on our consolidated net sales of approximately $8.0 million.
Gross Profit and Gross Margin
Our consolidated gross profit increased $133.2 million, or 56.6%, to $368.7 million in the second quarter of fiscal 2021. Consolidated gross margin increased 370 bps to 49.4% in the second quarter of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
The increase in consolidated gross profit and gross margin was primarily driven by higher consolidated net sales across our businesses segments, increased average selling prices per unit, decreased promotions, and decreased product costs, partially offset by a decreased benefit in inventory provisions and fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020, as well as increased inbound transportation and freight costs as a result of supply chain delays.
Royalty Income
Royalty income increased $3.1 million, or 85.2%, to $6.6 million in the second quarter of fiscal 2021, primarily due to increased licensee sales volume as our licensees began to recover from business disruptions related to COVID-19 pandemic.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $49.6 million, or 22.7%, to $267.8 million in the second quarter of fiscal 2021 and decreased as a percentage of consolidated net sales by approximately 650 bps to 35.9%. This decrease in SG&A rate was primarily driven by increased consolidated net sales, decreased organizational restructuring charges, decreased costs associated with the COVID-19 pandemic, impairment charges on operating lease assets in the second quarter of fiscal 2020 that did not reoccur in the second quarter of fiscal 2021, and decreased eCommerce fulfillment costs as a result of decreased eCommerce units shipped, partially offset by increased performance-based compensation expense, increased costs related to productivity initiatives, and increased distribution costs as a result of more units shipped to retail stores.
Operating Income
Consolidated operating income increased $86.6 million to $107.6 million in the second quarter of fiscal 2021 and increased as a percentage of net sales by approximately 1,030 bps to 14.4% in the second quarter of fiscal 2021, primarily due to the factors discussed above.
Interest Expense
Interest expense was $15.3 million both in the second quarter of fiscal 2021 and in the second quarter of fiscal 2020. Weighted-average borrowings for the second quarter of fiscal 2021 were $1.0 billion at an effective interest rate of 6.04%, compared to weighted-average borrowings for the second quarter of fiscal 2020 of $1.3 billion at an effective interest rate of 4.76%.
The decrease in weighted-average borrowings during the second quarter of fiscal 2021 was attributable to the absence of borrowings under our secured revolving credit facility during the second quarter of fiscal 2021, partially offset by the issuance of $500 million in principal amount of senior notes due 2025 in May 2020. The increase in the effective interest rate for the second quarter of fiscal 2021 was primarily due to the absence of borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes, during the second quarter of fiscal 2021.
Other (Income) Expense, Net
Other income, net was $0.7 million in the second quarter of fiscal 2021 compared to other expense, net of $0.6 million in the second quarter of fiscal 2020.
Income Taxes
Our consolidated income tax provision was $21.6 million in the second quarter of fiscal 2021 compared to an income tax benefit of $2.7 million in the second quarter of fiscal 2020. Our effective tax rate was 23.2% in the second quarter of fiscal 2021 compared to (48.9)% in the second quarter of fiscal 2020. The effective tax rate for the second quarter of fiscal 2021 reflects our full year expectations regarding the components of our taxable income by jurisdiction, with the majority of the income earned in the U.S. under existing U.S. tax legislation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net Income
Our consolidated net income increased $63.4 million to $71.6 million in the second quarter of fiscal 2021. This increase was due to the factors previously discussed.
Results by Segment - Second Quarter of Fiscal 2021 compared to Second Quarter of Fiscal 2020
The following table summarizes net sales and operating income, by segment, for the second quarter of fiscal 2021 and the second quarter of fiscal 2020:

	Fiscal quarter ended
(dollars in thousands)	July 3, 2021	% of consolidated net sales	June 27, 2020	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$423,627	56.8%	$316,016	61.4%	$107,611	34.1%
U.S. Wholesale	231,630	31.0%	151,744	29.5%	79,886	52.6%
International	91,143	12.2%	47,125	9.1%	44,018	93.4%
Consolidated net sales	$746,400	100.0%	$514,885	100.0%	$231,515	45.0%

Operating income (loss):		% of segment net sales		% of segment net sales
U.S. Retail	$87,080	20.6%	$23,720	7.5%	$63,360	>100%
U.S. Wholesale	40,592	17.5%	21,192	14.0%	19,400	91.5%
International	9,007	9.9%	(5,514)	(11.7)%	14,521	>100%
Unallocated corporate expenses	(29,097)	n/a	(18,444)	n/a	(10,653)	57.8%
Consolidated operating income	$107,582	14.4%	$20,954	4.1%	$86,628	>100%
Comparable Sales Metrics
As a result of the temporary store closures in the second quarter of fiscal 2020 in response to COVID-19, we have not included a discussion of the second quarter of fiscal 2021 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales increased $107.6 million, or 34.1%, to $423.6 million in the second quarter of fiscal 2021. The increase in net sales was primarily driven by increased retail store traffic due to more stores being open throughout the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 as the Company recovered from business disruptions related to COVID-19 and increased average selling prices per unit as a result of decreased promotions, partially offset by decreased net sales through our eCommerce channel as more sales shifted back to the retail stores as a result of more stores being open throughout the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. As of July 3, 2021, we operated 775 retail stores in the U.S. compared to 864 as of January 2, 2021. The decrease in store count in the second quarter of fiscal 2021 reflects progress against our previously announced plans to close over 100 retail stores that are primarily unprofitable and in less trafficked shopping centers, by the end of fiscal 2021.
U.S. Retail segment operating income increased $63.4 million to $87.1 million in the second quarter of fiscal 2021. Operating margin increased 1,310 bps to 20.6% in the second quarter of fiscal 2021. The primary drivers of the increase in operating margin were a 770 bps increase in gross margin, a 20 bps increase in royalty income, and a 520 bps decrease in SG&A rate. The increase in gross margin was primarily due to increased average selling prices per unit and decreased product costs, partially offset by increased expense for our shrink reserve as a result of increased retail store net sales. The increase in royalty income was primarily due to increased licensee sales volumes driven by increased retail store traffic. The decrease in the SG&A rate was primarily due to increased net sales, decreased eCommerce costs due to more sales shifting back to retail stores in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, and decreased organizational restructuring expenses, partially offset by increased performance-based compensation expense, increased distribution and transportation costs as a result of more units shipped to retail stores, and increased marketing expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Wholesale
U.S. Wholesale segment net sales increased $79.9 million, or 52.6%, to $231.6 million in the second quarter of fiscal 2021 primarily due to increased demand of our Carter’s brands, including our exclusive Carter’s brands, and increased average selling prices per unit.
U.S. Wholesale segment operating income increased $19.4 million, or 91.5%, to $40.6 million in the second quarter of fiscal 2021. Operating margin increased 350 bps to 17.5% in the second quarter of fiscal 2021. The primary drivers of the increase in operating margin were a 370 bps decrease in gross margin, a 20 bps increase in royalty income, and a 700 bps decrease in the SG&A rate. The decrease in gross margin was primarily due to a decreased benefit in inventory provisions and fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020 and increased inbound freight costs, partially offset by increased average selling prices per unit and favorable customer mix. The increase in royalty income was primarily due to increased licensee sales volumes as our licensees recovered from business disruptions related to COVID-19. The decrease in the SG&A rate was primarily due to increased sales, decreased COVID-19 related charges, and better leverage of fixed distribution costs, partially offset by increased performance-based compensation expense and marketing expense.
International
International segment net sales increased $44.0 million, or 93.4%, to $91.1 million in the second quarter of fiscal 2021. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $8.0 million favorable effect on International segment net sales in the second quarter of fiscal 2021. The increase in net sales was primarily driven by increased retail store traffic in Canada and Mexico due to more stores being open throughout the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 as the Company recovered from business disruptions related to COVID-19, increased sales to our international wholesale accounts, and growth in our Canadian eCommerce business primarily due to the introduction of omni-channel initiatives. Canadian eCommerce net sales increased 17.0% during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020.
In April 2021, we temporarily closed approximately 100 retail stores in Canada in accordance with regulations put in place by local government authorities as a result of rising COVID-19 cases. We began reopening these stores in June 2021, and as of July 3, 2021, we have reopened all of these stores in Canada. As of July 3, 2021, we operated 188 stores and 40 stores in Canada and Mexico, respectively. As of January 2, 2021, we operated 193 stores in Canada, of which 60 were open, and 44 stores in Mexico, of which 16 were open.
International segment operating income was $14.5 million in the second quarter of fiscal 2021 compared to an operating loss of $5.5 million in the second quarter of fiscal 2020. Operating margin increased 2,160 bps to 9.9% in the second quarter of fiscal 2021. The increase in the operating margin was primarily attributable to a 990 bps increase in gross margin and a 1,190 bps decrease in the SG&A rate. The increase in gross margin was primarily due to decreased inventory provisions, a benefit in fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020, and increased average selling prices per unit. The decrease in the SG&A rate was primarily due to increased sales, better leverage of retail store expenses due to increased store traffic, better leverage of costs through our new omni-channel programs in Canada, and other reductions in spending, partially offset by a benefit in bad debt expense in the second quarter of fiscal 2020 that did not reoccur in the second quarter of fiscal 2021, increased performance-based compensation expense, and increased freight costs due to an increase in units sold.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $10.7 million, or 57.8%, to $29.1 million in the second quarter of fiscal 2021. Unallocated corporate expenses, as a percentage of consolidated net sales, increased 30 bps to 3.9% in the second quarter of fiscal 2021. The increase as a percentage of consolidated net sales was primarily due to increased costs related to productivity initiatives and increased performance-based compensation expense, partially offset by increased sales and other reductions in spending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
TWO FISCAL QUARTERS ENDED JULY 3, 2021 COMPARED TO TWO FISCAL QUARTERS ENDED JUNE 27, 2020
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Two fiscal quarters ended
(dollars in thousands, except per share data)	July 3, 2021	June 27, 2020	$ Change	% / bps Change
Consolidated net sales	$1,533,761	$1,169,357	$364,404	31.2%
Cost of goods sold	781,524	687,445	94,079	13.7%
Adverse purchase commitments (inventory and raw materials), net	(8,430)	18,134	(26,564)	nm
Gross profit	760,667	463,778	296,889	64.0%
Gross profit as % of consolidated net sales	49.6%	39.7%		990 bps
Royalty income, net	14,108	10,926	3,182	29.1%
Royalty income as % of consolidated net sales	0.9%	0.9%		0 bps
Selling, general, and administrative expenses	539,697	487,986	51,711	10.6%
SG&A expenses as % of consolidated net sales	35.2%	41.7%		(650) bps
Goodwill impairment	—	17,742	(17,742)	nm
Intangible asset impairment	—	26,500	(26,500)	nm
Operating income (loss)	235,078	(57,524)	292,602	>100%
Operating income (loss) as % of consolidated net sales	15.3%	(4.9)%		2,020 bps
Interest expense	30,643	24,176	6,467	26.7%
Interest income	(426)	(887)	461	(52.0)%
Other (income) expense, net	(1,640)	5,405	(7,045)	nm
Income (loss) before income taxes	206,501	(86,218)	292,719	>100%
Provision (benefit) for income taxes	48,702	(15,680)	64,382	>100%
Effective tax rate(*)	23.6%	18.2%		540 bps
Net income (loss)	$157,799	$(70,538)	$228,337	>100%

Basic net income (loss) per common share	$3.59	$(1.64)	$5.23	>100%
Diluted net income (loss) per common share	$3.58	$(1.64)	$5.22	>100%
Dividend declared and paid per common share	$0.40	$0.60	$(0.20)	33.3%
(*)Effective tax rate is calculated by dividing the provision (benefit) for income taxes by income (loss) before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $364.4 million, or 31.2%, to $1.53 billion in the first two quarters of fiscal 2021. This increase was primarily driven by increased retail store traffic, increased demand with certain of our wholesale customers, and increased average selling prices per unit, partially offset by decreased net sales through our eCommerce channel. We believe that this increase in demand was driven by progress in vaccinations, easing restrictions related to COVID-19, the passage of pandemic relief legislation in March 2021, strong consumer reaction to our Spring product offerings, and a return to in-person classes driving back-to-school sales. The first two quarters of fiscal 2020 were adversely impacted by the closure of our retail stores in March, April, and May 2020 and reduced demand in our other businesses as a result of disruptions related to COVID-19. Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2021, as compared to the first two quarters of fiscal 2020, had a favorable effect on our consolidated net sales of approximately $11.2 million.
Gross Profit and Gross Margin
Our consolidated gross profit increased $296.9 million, or 64.0%, to $760.7 million in the first two quarters of fiscal 2021. Consolidated gross margin increased 990 bps to 49.6% in the first two quarters of fiscal 2021.
The increase in consolidated gross profit and gross margin was primarily driven by higher consolidated net sales across our businesses segments, increased average selling prices per unit, decreased product costs, decreased excess inventory provisions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
and a benefit in fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020, partially offset by increased inbound transportation and freight costs. Gross margin in the first two quarters of fiscal 2020 was adversely impacted by incremental inventory related charges of $41.8 million, inclusive of $18.1 million in adverse inventory and fabric purchase commitments, primarily from disruptions related to COVID-19.
Royalty Income
Royalty income increased $3.2 million, or 29.1%, to $14.1 million in the first two quarters of fiscal 2021, primarily due to increased licensee sales volume as our licensees recovered from business disruptions related to COVID-19.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $51.7 million, or 10.6%, to $539.7 million in the first two quarters of fiscal 2021 and decreased as a percentage of consolidated net sales by approximately 650 bps to 35.2%. This decrease was primarily driven by increased consolidated net sales, better leverage of retail store expenses due to more stores being open throughout the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020, decreased organizational restructuring charges, decreased costs associated with the COVID-19 pandemic, decreased impairment charges on operating lease assets, decreased technology related costs, and decreased occupancy costs, partially offset by increased performance-based compensation expense and increased costs related to productivity initiatives.
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
Intangible Asset Impairment
In the first quarter of fiscal 2020, the Company recorded non-cash impairment charges of $15.5 million and $11.0 million related to its OshKosh and Skip Hop tradename assets recorded in connection with the acquisition of OshKosh B’Gosh, Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. The impairment reflected lower-than-expected actual sales, and lower projected sales and profitability due to decreased demand as a result of disruptions related to COVID-19.
Operating Income (Loss)
Consolidated operating income was $235.1 million in the first two quarters of fiscal 2021 compared to an operating loss of $57.5 million in the first two quarters of fiscal 2020. Consolidated operating margin increased 2,020 bps to 15.3% in the first two quarters of fiscal 2021 primarily due to the factors discussed above.
Interest Expense
Interest expense increased $6.5 million, or 26.7%, to $30.6 million in the first two quarters of fiscal 2021. Weighted-average borrowings for the first two quarters of fiscal 2021 were $1.00 billion at an effective interest rate of 6.04%, compared to weighted-average borrowings for the first two quarters of fiscal 2020 of $946.4 million at an effective interest rate of 5.00%.
The increase in weighted-average borrowings during the first two quarters of fiscal 2021 was attributable to the issuance of $500 million in principal amount of senior notes in May 2020, partially offset by the absence of borrowings under our secured revolving credit facility during the first two quarters of 2021. The increase in the effective interest rate for the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020 was primarily due to the absence of borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes, during the first two quarters of fiscal 2021.
Other (Income) Expense, Net
Other income, net was $1.6 million in the first two quarters of fiscal 2021 compared to other expense, net of $5.4 million in the first two quarters of fiscal 2020. This difference was primarily due to a foreign exchange loss on intercompany loans in the first two quarters of fiscal 2020 related to the strengthening of the U.S. dollar that did not reoccur in the first two quarters of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Income Taxes
Our consolidated income tax provision was $48.7 million in the first two quarters of fiscal 2021 compared to an income tax benefit of $15.7 million in the first two quarters of fiscal 2020. Our effective tax rate was 23.6% in the first two quarters of fiscal 2021 compared to 18.2% in the first two quarters of fiscal 2020. The effective tax rate for first two quarters of fiscal 2021 reflects our full year expectations regarding the components of our taxable income by jurisdiction, with the majority of the income earned in the U.S. under existing U.S. tax legislation. The effective tax rate for the first two quarters of fiscal 2020 primarily reflected a year-to-date adjustment in forecasted earnings in the United States at the end of the second quarter of fiscal 2020 that was greater than what was expected at the first quarter of fiscal 2020, the increase in tax benefits related to the vesting of stock awards in the first two quarters of fiscal 2020, and the impact of goodwill impairments in the first quarter of fiscal 2020 with no corresponding tax benefit.
Net Income (Loss)
Consolidated net income was $157.8 million in the first two quarters of fiscal 2021 compared to a net loss of $70.5 million in the first two quarters of fiscal 2021, primarily due to the factors previously discussed.
Results by Segment - First Two Quarters of Fiscal 2021 compared to First Two Quarters of Fiscal 2020
The following table summarizes net sales and operating income, by segment, for the first two quarters of fiscal 2021 and fiscal 2020:

	Two fiscal quarters ended
(dollars in thousands)	July 3, 2021	% of consolidated net sales	June 27, 2020	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$830,694	54.2%	$636,733	54.5%	$193,961	30.5%
U.S. Wholesale	515,007	33.6%	403,874	34.5%	111,133	27.5%
International	188,060	12.2%	128,750	11.0%	59,310	46.1%
Consolidated net sales	$1,533,761	100.0%	$1,169,357	100.0%	$364,404	31.2%

Operating income (loss):		% of segment net sales		% of segment net sales
U.S. Retail	$163,600	19.7%	$(8,656)	(1.4)%	$172,256	>100%
U.S. Wholesale	110,650	21.5%	23,423	5.8%	87,227	>100%
International	18,741	10.0%	(33,219)	(25.8)%	51,960	>100%
Unallocated corporate expenses	(57,913)	n/a	(39,072)	n/a	(18,841)	48.2%
Consolidated operating income (loss)	$235,078	15.3%	$(57,524)	(4.9)%	$292,602	>100%
Comparable Sales Metrics
As a result of the temporary store closures in the first two quarters of fiscal 2020 in response to COVID-19, we have not included a discussion of the first two quarters of fiscal 2021 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales increased $194.0 million, or 30.5%, to $830.7 million in the first two quarters of fiscal 2021. The increase in net sales was primarily driven by increased retail store traffic due to more stores being open throughout the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020 as the Company recovered from business disruptions related to COVID-19 and increased average selling prices per unit as a result of decreased promotions, partially offset by decreased net sales through our eCommerce channel as more sales shifted back to the retail stores as a result of more stores being open throughout the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020.
U.S. Retail segment operating income was $163.6 million in the first two quarters of fiscal 2021 compared to an operating loss of $8.7 million in the first two quarters of fiscal 2020. Operating margin increased 2,110 bps to 19.7% in the first two quarters of fiscal 2021. Operating loss in the first two quarters of fiscal 2020 included intangible asset impairment charges of $13.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
million and $0.5 million related to the OshKosh and Skip Hop tradenames, respectively. The primary drivers of the increase in operating margin were a 960 bps increase in gross margin, a 910 bps decrease in SG&A rate, and the intangible asset impairment charges in the first two quarters of fiscal 2020 that did not reoccur in the first two quarters of fiscal 2021. The increase in gross margin was primarily due to increased average selling prices per unit, decreased product costs, decreased inventory provisions, and decreased fabric purchases commitment charges, partially offset by increased expense for our shrink reserve as a result of increased retail store net sales. The decrease in the SG&A rate was primarily due to increased net sales, better leverage of retail store expenses due to increased store traffic, decreased COVID-19 related charges, impairment charges on operating lease assets in the first two quarters of fiscal 2020 that did not reoccur in the first two quarters of fiscal 2021, and decreased organizational restructuring expenses, partially offset by increased performance-based compensation expense and increased distribution costs.
U.S. Wholesale
U.S. Wholesale segment net sales increased $111.1 million, or 27.5%, to $515.0 million in the first two quarters of fiscal 2021 primarily due to increased demand in our Carter’s brands, including our exclusive Carter’s brands, and increased average selling prices per unit.
U.S. Wholesale segment operating income increased $87.2 million to $110.7 million in the first two quarters of fiscal 2021. Operating margin increased 1,570 bps to 21.5% in the first two quarters of fiscal 2021. Operating income in the first two quarters of fiscal 2020 included intangible asset impairment charges of $6.8 million and $1.6 million related to the Skip Hop and OshKosh tradenames, respectively. The primary drivers of the increase in operating margin were a 1,020 bps increase in gross margin, a 350 bps decrease in SG&A rate, and the intangible asset impairment charges in the first two quarters of fiscal 2020 that did not reoccur in the first two quarters of fiscal 2021. The increase in gross margin was primarily due to a benefit in inventory provisions and fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first two quarters of fiscal 2020, increased average selling prices per unit, customer mix, and decreased product costs, partially offset by increased inbound freight costs. The decrease in the SG&A rate was primarily due to increased sales, decreased COVID-19 related charges, better leverage of fixed distribution costs, and decreased bad debt expense, partially offset by increased performance-based compensation expense.
International
International segment net sales increased $59.3 million, or 46.1%, to $188.1 million in the first two quarters of fiscal 2021. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $11.2 million favorable effect on International segment net sales in the first two quarters of fiscal 2021. The increase in net sales was primarily driven by increased retail store traffic in Canada and Mexico due to more stores being open throughout the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020 as the Company recovered from business disruptions related to COVID-19, growth in our Canadian and Mexican eCommerce business, and increased sales to our international wholesale accounts. Canadian eCommerce net sales increased 59.0% during the first two quarters of fiscal 2021 compared to the first two quarters of fiscal 2020, primarily due to increased demand and the introduction of omni-channel initiatives.
International segment operating income was $18.7 million in the first two quarters of fiscal 2021 compared to an operating loss of $33.2 million in the first two quarters of fiscal 2020. Operating margin increased 3,580 bps to 10.0% in the first two quarters of fiscal 2021. Operating loss in the first two quarters of fiscal 2020 included a $17.7 million goodwill impairment charge recorded to the Other International reporting unit, a $3.7 million intangible asset impairment charge related to the Skip Hop tradename, and a $0.3 million intangible asset impairment charge related to the OshKosh tradename. The increase in the operating margin was primarily attributable to the goodwill and intangible asset impairment charges in the first two quarters of fiscal 2020 that did not reoccur in the first two quarters of fiscal 2021, a 950 bps increase in gross margin, and a 950 bps decrease in the SG&A rate. The increase in gross margin was primarily due to decreased inventory provisions, a benefit in fabric purchase commitment charges related to better than expected sales of inventory and utilization of fabric that were reserved for in the first two quarters of fiscal 2020, and increased average selling prices per unit. The decrease in the SG&A rate was primarily due to better leverage of retail store expenses due to increased store traffic, decreased COVID-19 related charges, decreased marketing costs, decreased bad debt expense, and other reductions in costs, partially offset by increased performance-based compensation expense.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $18.8 million, or 48.2%, to $57.9 million in the first two quarters of fiscal 2021. Unallocated corporate expenses, as a percentage of consolidated net sales, increased 50 bps to 3.8% in the first two quarters of fiscal 2021. The increase as a percentage of consolidated net sales primarily due to increased performance-based compensation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
expense and increased costs related to productivity initiatives, partially offset by decreased information technology related costs, decreased corporate occupancy costs, and other reductions in spending.
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
We are experiencing some COVID-19 related headwinds which have caused supply chain delays, including delays in the receipt of our product, and an increase in inbound freight costs. These headwinds could also adversely impact our financial results in the second half of 2021 as we expect to increase spending in the second half of fiscal 2021 to expedite shipments from Asia to mitigate pandemic-related delays in production. Additionally, we expect to incur additional performance-based compensation costs in the second half of fiscal 2021 compared to the second half of fiscal 2020.
As of July 3, 2021, the Company had $1.12 billion of cash and cash equivalents at major financial institutions, including approximately $105.8 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at July 3, 2021 were $164.0 million compared to $165.6 million at June 27, 2020 and $186.5 million at January 2, 2021. The overall decrease of $1.6 million, or 0.9%, at July 3, 2021 compared to June 27, 2020 primarily reflects improved days sales outstanding, partially offset by increased customer demand. Due to the seasonal nature of our operations, the net accounts receivable balance at July 3, 2021 is not comparable to the net accounts receivable balance at January 2, 2021.
Inventories at July 3, 2021 were $619.6 million compared to $672.2 million at June 27, 2020 and $599.3 million at January 2, 2021. The decrease of $52.6 million, or 7.8%, at July 3, 2021 compared to June 27, 2020 is primarily the result of our lean inventory strategy and supply chain delays, including delays in the receipt of our product, partially offset by increased customer demand. Due to the seasonal nature of our operations, the inventories balance at July 3, 2021 is not comparable to the inventories balance at January 2, 2021.
Accounts payable at July 3, 2021 were $356.8 million compared to $458.1 million at June 27, 2020 and $472.1 million at January 2, 2021. The decrease of $101.2 million, or 22.1%, at July 3, 2021 compared to June 27, 2020 is primarily due to the timing of cash payments and change in payment terms to certain of our vendors. Due to the seasonal nature of our operations, the accounts payable balance at July 3, 2021 is not comparable to the accounts payable balance at January 2, 2021.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the first two quarters of fiscal 2021 was $49.5 million compared to net cash provided by operating activities of $237.4 million in the first two quarters of fiscal 2020. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The decrease in net cash provided by operating activities for the first two quarters of fiscal 2021 was primarily due to a decrease in payment terms to certain of our vendors and due to the payment of deferred retail store rents from fiscal 2020, partially offset by increased profitability.
Net Cash Used in Investing Activities
Net cash used in investing activities was $15.5 million for the first two quarters of fiscal 2021 compared to $15.3 million in the first two quarters of fiscal 2020. The increase in net cash used in investing activities for the first two quarters of fiscal 2021 is primarily due to an increase in capital expenditures, partially offset by proceeds from the sale of investments in marketable securities. Capital expenditures in the first two quarters of fiscal 2021 primarily included $11.7 million for information technology initiatives, $5.5 million for our U.S. and international retail store openings and remodels, and $2.4 million for our distribution facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We plan to invest approximately $50 million in capital expenditures in fiscal 2021, which primarily relates to strategic information technology initiatives, U.S. and international retail store openings and remodels, investments to strengthen our omni-channel capabilities, and distribution facility initiatives.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $16.4 million in the first two quarters of fiscal 2021 compared to net cash provided by financing activities of $563.0 million used in the first two quarters of fiscal 2020. This change in cash flow from financing activities was primarily due to the issuance of $500 million in principal amount of senior notes in May 2020, which did not reoccur in the first two quarters of fiscal 2021.
Secured Revolving Credit Facility
As of July 3, 2021, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of July 3, 2021, there was approximately $745.6 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
Approximately $0.2 million, including both bank fees and other third party expenses, has been capitalized in connection with Amendment No. 3 and is being amortized over the remaining term of the secured revolving credit facility.
As of July 3, 2021, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans and 0.375% for base rate loans.
As of July 3, 2021, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of July 3, 2021, we had outstanding $500 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, and $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025.
Share Repurchases
In the first two quarters of fiscal 2021, we did not repurchase or retire any shares in open market transactions. In the first two quarters of fiscal 2020, we repurchased and retired 474,684 shares in open market transactions for approximately $45.3 million, at an average price of $95.34 per share.
The total remaining capacity under all remaining repurchase authorizations as of July 3, 2021 was approximately $650.4 million. The share repurchase authorizations have no expiration dates.
In the first quarter of fiscal 2020, we announced that, in connection with the COVID-19 pandemic, we suspended our common stock share repurchase program. While we may elect to resume purchases at any time, the timing and amount of any future repurchases will be determined by the Company based on its evaluation of market conditions, share price, investment priorities, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Dividends
On May 1, 2020, in connection with the COVID-19 pandemic, we suspended our quarterly cash dividend. As a result, we did not declare or pay cash dividends through April 27, 2021. On April 27, 2021, in connection with the announcement of the amendment on our secured revolving credit facility, our Board of Directors authorized a quarterly cash dividend payment of $0.40 per common share, which was paid in the second quarter of fiscal 2021.
The Company did not declare or pay cash dividends in the second fiscal quarter ended June 27, 2020. In the first two fiscal quarters ended June 27, 2020, the Company declared and paid cash dividends per share of $0.60.
Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations. Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Note 8, Long-Term Debt to the consolidated financial statements.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates in the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020, had a $8.0 million favorable effect on our International segment’s net sales.
Fluctuations in exchange rates between the U.S. dollar and other currencies may affect our results of operations, financial position, and cash flows. Transactions by our foreign subsidiaries may be denominated in a currency other than the entity's functional currency. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries that are marked to market. In our consolidated statement of operations, these gains and losses are recorded within Other (income) expense, net. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are of a long-term nature are accounted for as translation adjustments and are included in Accumulated other comprehensive income (loss).
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended secured revolving credit facility, which carries variable interest rates. As July 3, 2021, there were no variable rate borrowings outstanding under the amended secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 3, 2021.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended July 3, 2021 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended July 3, 2021.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the second quarter of fiscal 2021:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
April 4, 2021 through May 1, 2021	—	—	—	$650,447,970

May 2, 2021 through May 29, 2021	1,057	$104.52	—	$650,447,970

May 30, 2021 through July 3, 2021	—	—	—	$650,447,970

Total	1,057	$104.52	—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
N/A

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Carter’s, Inc., as amended on May 22, 2017 (incorporated by reference to Exhibit 3.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
3.2	Amended and Restated By-Laws of Carter’s, Inc. (incorporated by reference to Exhibit 3.2 of Carter's, Inc.’s Current Report on Form 8-K filed on May 23, 2017).
4.1
Amendment No. 3, dated as of April 21, 2021, to the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter’s Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, U.S. Dollar Facility Swing Line Lender and U.S. Dollar Facility L/C Issuer, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, JPMorgan Chase Bank, N.A., as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, each lender from time to time party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on April 26, 2021).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER’S, INC.

July 30, 2021	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 30, 2021	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)