Form 10-Q
period 2021-10-02
CARTERS INC
filed 2021-10-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended October 2, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of October 22, 2021, there were 42,265,791 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

		Page
Part I. Financial Information

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 2, 2021, January 2, 2021 and September 26, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended October 2, 2021 and September 26, 2020	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended October 2, 2021 and September 26, 2020	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the fiscal quarters ended October 2, 2021, July 3, 2021, April 3, 2021, September 26, 2020, June 27, 2020, and March 28, 2020	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended October 2, 2021 and September 26, 2020	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	31

Part II. Other Information

Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults upon Senior Securities	32
Item 4	Mine Safety Disclosures	32
Item 5	Other Information	32
Item 6	Exhibits	33

Signatures		34

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	October 2, 2021	January 2, 2021	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$943,025	$1,102,323	$831,175
Accounts receivable, net of allowance for credit losses of $8,678, $5,940, and $7,675, respectively	261,182	186,512	263,231
Finished goods inventories, net of inventory reserves of $23,698, $14,206, and $30,053, respectively	722,396	599,262	646,608
Prepaid expenses and other current assets	56,182	57,927	56,493
Total current assets	1,982,785	1,946,024	1,797,507
Property, plant, and equipment, net of accumulated depreciation of $557,164, $583,980, and $576,123, respectively	218,828	262,345	274,574
Operating lease assets	510,051	593,008	619,057
Tradenames, net	307,705	307,893	307,955
Goodwill	212,016	211,776	209,507
Customer relationships, net	34,843	37,510	38,147
Other assets	28,028	34,024	34,874
Total assets	$3,294,256	$3,392,580	$3,281,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388,726	$472,140	$473,473
Current operating lease liabilities	153,339	185,152	172,364
Other current liabilities	132,400	135,240	115,069
Total current liabilities	674,465	792,532	760,906

Long-term debt, net	990,900	989,530	989,086
Deferred income taxes	52,967	52,770	60,160
Long-term operating lease liabilities	464,660	554,497	587,099
Other long-term liabilities	56,390	65,218	62,489
Total liabilities	$2,239,382	$2,454,547	$2,459,740

Commitments and contingencies - Note 14

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding at October 2, 2021, January 2, 2021, and September 26, 2020	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 42,946,790, 43,780,075, and 43,648,671 shares issued and outstanding at October 2, 2021, January 2, 2021, and September 26, 2020, respectively	429	438	436
Additional paid-in capital	—	17,752	9,258
Accumulated other comprehensive loss	(32,689)	(32,760)	(41,402)
Retained earnings	1,087,134	952,603	853,589
Total stockholders’ equity	1,054,874	938,033	821,881
Total liabilities and stockholders’ equity	$3,294,256	$3,392,580	$3,281,621
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$890,586	$865,080	$2,424,347	$2,034,437
Cost of goods sold	481,298	483,333	1,262,822	1,170,778
Adverse purchase commitments (inventory and raw materials), net	507	(1,968)	(7,923)	16,166
Gross profit	408,781	383,715	1,169,448	847,493
Royalty income, net	8,442	9,063	22,550	19,989
Selling, general, and administrative expenses	293,192	279,251	832,889	767,237
Goodwill impairment	—	—	—	17,742
Intangible asset impairment	—	—	—	26,500
Operating income	124,031	113,527	359,109	56,003
Interest expense	15,196	16,347	45,839	40,523
Interest income	(335)	(330)	(761)	(1,217)
Other expense (income), net	844	(2,758)	(796)	2,647
Income before income taxes	108,326	100,268	314,827	14,050
Income tax provision	23,350	19,027	72,052	3,347
Net income	$84,976	$81,241	$242,775	$10,703

Basic net income per common share	$1.94	$1.86	$5.53	$0.25
Diluted net income per common share	$1.93	$1.85	$5.51	$0.24
Dividend declared and paid per common share	$0.40	$—	$0.80	$0.60
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$84,976	$81,241	$242,775	$10,703
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,426)	3,643	71	(5,768)
Comprehensive income	$79,550	$84,884	$242,846	$4,935
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	33,158	—	1,840	—	—	1,840
Withholdings from vesting of restricted stock	(43,611)	—	(4,712)	—	—	(4,712)
Restricted stock activity	132,759	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Repurchase of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid	—	—	—	—	(26,260)	(26,260)
Comprehensive loss	—	—	—	(12,992)	(78,694)	(91,686)
Balance at March 28, 2020	43,610,725	$436	$—	$(48,626)	$764,192	$716,002
Exercise of stock options	14,180	—	1,076	—	—	1,076
Withholdings from vesting of restricted stock	(1,016)	—	(77)	—	—	(77)
Restricted stock activity	12,287	—	—	—	—	—
Stock-based compensation expense	—	—	4,540	—	—	4,540
Comprehensive income	—	—	—	3,581	8,156	11,737
Balance at June 27, 2020	43,636,176	$436	$5,539	$(45,045)	$772,348	$733,278
Exercise of stock options	12,811	—	812	—	—	812
Withholdings from vesting of restricted stock	(1,744)	—	(139)	—	—	(139)
Restricted stock activity	1,428	—	—	—	—	—
Stock-based compensation expense	—	—	3,046	—	—	3,046
Comprehensive income	—	—	—	3,643	81,241	84,884
Balance at September 26, 2020	43,648,671	$436	$9,258	$(41,402)	$853,589	$821,881

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	12,065	—	811	—	—	811
Withholdings from vesting of restricted stock	(37,444)	—	(3,588)	—	—	(3,588)
Restricted stock activity	192,963	2	(2)	—	—	—
Stock-based compensation expense	—	—	6,931	—	—	6,931
Comprehensive income	—	—	—	1,226	86,196	87,422
Balance at April 3, 2021	43,947,659	$440	$21,904	$(31,534)	$1,038,799	$1,029,609
Exercise of stock options	57,274	—	4,336	—	—	4,336
Withholdings from vesting of restricted stock	(1,057)	—	(110)	—	—	(110)
Restricted stock activity	7,204	—	—	—	—	—
Stock-based compensation expense	—	—	5,391	—	—	5,391
Cash dividends declared and paid	—	—	—	—	(17,596)	(17,596)
Comprehensive income	—	—	—	4,271	71,603	75,874
Balance at July 3, 2021	44,011,080	$440	$31,521	$(27,263)	$1,092,806	$1,097,504
Exercise of stock options	30,464	—	2,313	—	—	2,313
Withholdings from vesting of restricted stock	(1,885)	—	(199)	—	—	(199)
Restricted stock activity	3,030	—	—	—	—	—
Stock-based compensation expense	—	—	3,515	—	—	3,515
Repurchase of common stock	(1,095,899)	(11)	(37,150)	—	(73,101)	(110,262)
Cash dividends declared and paid	—	—	—	—	(17,547)	(17,547)
Comprehensive (loss) income	—	—	—	(5,426)	84,976	79,550
Balance at October 2, 2021	42,946,790	$429	$—	$(32,689)	$1,087,134	$1,054,874
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$242,775	$10,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	65,269	66,985
Amortization of intangible assets	2,799	2,784
Provisions for excess and obsolete inventory	9,507	20,912
Goodwill impairment	—	17,742
Intangible asset impairments	—	26,500
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	1,988	9,395
Amortization of debt issuance costs	2,271	1,641
Stock-based compensation expense	15,837	9,531
Unrealized foreign currency exchange loss, net	95	1,354
Provisions for doubtful accounts receivable from customers	2,754	7,702
Unrealized gain on investments	(1,910)	(628)
Deferred income taxes expense (benefit)	894	(16,697)
Effect of changes in operating assets and liabilities:
Accounts receivable	(77,522)	(21,576)
Finished goods inventories	(132,999)	(76,739)
Prepaid expenses and other assets(*)	2,483	(8,432)
Accounts payable and other liabilities	(126,922)	267,551
Net cash provided by operating activities	$7,319	$318,728

Cash flows from investing activities:
Capital expenditures	$(28,663)	$(25,212)
Proceeds from sale of investments(*)	5,000	1,400
Net cash used in investing activities	$(23,663)	$(23,812)

Cash flows from financing activities:
Proceeds from senior notes due 2025	$—	$500,000
Payment of debt issuance costs	(223)	(7,639)
Borrowings under secured revolving credit facility	—	644,000
Payments on secured revolving credit facility	—	(744,000)
Repurchases of common stock	(110,262)	(45,255)
Dividends paid	(35,143)	(26,260)
Withholdings from vesting of restricted stock	(3,897)	(4,928)
Proceeds from exercises of stock options	7,460	3,728
Net cash (used in) provided by financing activities	$(142,065)	$319,646

Net effect of exchange rate changes on cash and cash equivalents	(889)	2,302
Net (decrease) increase in cash and cash equivalents	$(159,298)	$616,864
Cash and cash equivalents, beginning of period	1,102,323	214,311
Cash and cash equivalents, end of period	$943,025	$831,175
(*)Cash flows for the three fiscal quarters ended September 26, 2020 were revised to reflect the reclassification of $1.4 million proceeds from sale of investments from cash flows from operating activities to cash flows from investing activities.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended October 2, 2021 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 1, 2022.
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
COVID-19
The Company is closely monitoring the effects of the ongoing coronavirus (“COVID-19”) pandemic and its impact on our business. Additionally, the Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of October 2, 2021 and through the date of this report filing. The accounting matters assessed included, but were not limited to, our allowance for credit losses, inventory reserves, adverse fabric purchase commitments, stock-based compensation, and the carrying value of our goodwill, indefinite-lived intangible assets, and other long-lived assets. Based on these assessments, in the first three quarters of fiscal 2021, the Company released adverse purchase commitment reserves of $8.4 million related to better than expected sales of inventory and utilization of fabric that was reserved for in the first quarter of fiscal 2020 due to COVID-19 related disruptions. As of October 2, 2021, there is no outstanding reserve for adverse fabric purchase commitments related to COVID-19 disruptions in fiscal 2020.
Additional COVID-19 related charges were $0.3 million and $3.5 million in the third quarter of fiscal 2021 and the first three quarters of fiscal 2021, respectively. These charges were primarily related to the costs associated with additional personal protective equipment and cleaning supplies.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the third quarter and first three quarters of fiscal 2021 and 2020 were as follows:

	Fiscal quarter ended October 2, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$294,180	$48,935	$343,115
Direct-to-consumer	465,711	—	81,760	547,471
	$465,711	$294,180	$130,695	$890,586

Royalty income	$2,500	$5,226	$716	$8,442

	Three fiscal quarters ended October 2, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$809,186	$125,337	$934,523
Direct-to-consumer	1,296,405	—	193,419	1,489,824
	$1,296,405	$809,186	$318,756	$2,424,347

Royalty income	$7,930	$11,877	$2,743	$22,550

	Fiscal quarter ended September 26, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$302,135	$37,838	$339,973
Direct-to-consumer	449,150	—	75,957	525,107
	$449,150	$302,135	$113,795	$865,080

Royalty income	$3,902	$3,986	$1,175	$9,063

	Three fiscal quarters ended September 26, 2020
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$706,009	$92,110	$798,119
Direct-to-consumer	1,085,883	—	150,435	1,236,318
	$1,085,883	$706,009	$242,545	$2,034,437

Royalty income	$7,648	$9,576	$2,765	$19,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	October 2, 2021	January 2, 2021	September 26, 2020
Trade receivables from wholesale customers, net	$262,770	$180,830	$255,214
Royalties receivable	7,932	5,733	8,596
Tenant allowances and other receivables	9,336	12,315	12,064
Total receivables	$280,038	$198,878	$275,874
Less: Wholesale accounts receivable reserves(*)	(18,856)	(12,366)	(12,643)
Accounts receivable, net	$261,182	$186,512	$263,231
(*)Includes allowance for credit losses of $8.7 million, $5.9 million, and $7.7 million for the periods ended October 2, 2021, January 2, 2021, and September 26, 2020, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	October 2, 2021	January 2, 2021	September 26, 2020
Contract liabilities - current:
Unredeemed gift cards	$18,948	$18,300	$15,977
Unredeemed customer loyalty rewards	6,677	5,241	5,510
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$26,339	$24,255	$22,201

Contract liabilities - non-current(3)	$2,321	$2,857	$3,036
Total contract liabilities	$28,660	$27,112	$25,237
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
As of the periods presented, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statements of cash flows.
The following components of lease expense are included in Selling, general and administrative expenses on the Company’s consolidated statements of operations for the third quarter and first three quarters of fiscal 2021 and 2020:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease cost	$40,917	$44,230	$125,715	$136,180
Variable lease cost (*)	15,444	19,635	48,118	55,139
Net lease cost	$56,361	$63,865	$173,833	$191,319
(*)Includes short-term leases, which are not material, and operating lease asset impairment charges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of October 2, 2021, the weighted average remaining operating lease term was 5.1 years, and the weighted average discount rate for operating leases was 3.28%.
Cash paid for amounts included in the measurement of operating lease liabilities in the third quarter and first three quarters of fiscal 2021 were $47.6 million and $162.3 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in the third quarter and first three quarters of fiscal 2021 were $18.6 million and $26.2 million, respectively.
As of October 2, 2021, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2021	$46,341
2022	162,896
2023	137,967
2024	109,661
2025	77,907
2026	55,589
After 2026	82,009
Total lease payments	$672,370
Less: Interest	(54,371)
Present value of lease liabilities(*)	$617,999
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.
As of October 2, 2021, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $2.2 million. These operating leases will commence between the fourth quarter of fiscal 2021 and fiscal year 2022 with lease terms of 3 years to 10 years.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	October 2, 2021	January 2, 2021	September 26, 2020
Cumulative foreign currency translation adjustments	$(21,236)	$(21,307)	$(32,290)
Pension and post-retirement obligations(*)	(11,453)	(11,453)	(9,112)
Total accumulated other comprehensive loss	$(32,689)	$(32,760)	$(41,402)
(*)Net of income taxes of $3.5 million, $3.5 million, and $2.8 million for the period ended October 2, 2021, January 2, 2021, and September 26, 2020, respectively.
During the first three quarters of both fiscal 2021 and fiscal 2020, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(1)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	(1,777)	(1,777)
Balance at September 26, 2020	$83,934	$74,454	$51,119	$209,507

Balance at January 2, 2021(2)	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	240	240
Balance at October 2, 2021(2)	$83,934	$74,454	$53,628	$212,016
(1)In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.
(2)Goodwill for the International reporting unit is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		October 2, 2021			January 2, 2021
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,439	2,472	3,911	1,251	2,660
Total tradenames		$309,144	$1,439	$307,705	$309,144	$1,251	$307,893

Skip Hop customer relationships	15 years	$47,300	$14,216	$33,084	$47,300	$11,834	$35,466
Carter’s Mexico customer relationships	10 years	3,053	1,294	1,759	3,108	1,064	2,044
Total customer relationships		$50,353	$15,510	$34,843	$50,408	$12,898	$37,510

		September 26, 2020
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000
Skip Hop tradename(2)	Indefinite	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,189	2,722
Total tradenames		$309,144	$1,189	$307,955

Skip Hop customer relationships	15 years	$47,300	$11,039	$36,261
Carter’s Mexico customer relationships	10 years	2,875	989	1,886
Total customer relationships		$50,175	$12,028	$38,147
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
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for quarters ended October 2, 2021 and September 26, 2020. Amortization expense was approximately $2.8 million for both the first three quarters of fiscal 2021 and for the first three quarters of fiscal 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
Remainder of 2021	$932
2022	$3,728
2023	$3,686
2024	$3,656
2025	$3,656
2026	$3,656
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Number of shares repurchased	1,095,899	—	1,095,899	474,684
Aggregate cost of shares repurchased (dollars in thousands)	$110,262	$—	$110,262	$45,255
Average price per share	$100.61	$—	$100.61	$95.34
The total aggregate remaining capacity under outstanding repurchase authorizations as of October 2, 2021 was approximately $540.2 million. The authorizations have no expiration date.
In the third quarter of fiscal 2021, the Company reinstated its common stock share repurchase program. The Company had previously announced the suspension of its common stock share repurchase program, in connection with the COVID-19 pandemic, at the end of the first quarter in fiscal 2020. Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
On May 1, 2020, in connection with the COVID-19 pandemic, the Company suspended its quarterly cash dividend. As a result, the Company did not declare or pay cash dividends through April 27, 2021. In each of the second and third quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly cash dividends of $0.40 per common share.
In the first quarter of fiscal 2020, the Board of Directors declared and the Company paid cash dividends of $0.60 per common share. The Company did not declare or pay cash dividends in the second or third quarters of fiscal 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	October 2, 2021	January 2, 2021	September 26, 2020
$500 million 5.500% Senior Notes due May 15, 2025	$500,000	$500,000	$500,000
$500 million 5.625% Senior Notes due March 15, 2027	500,000	500,000	500,000
Total senior notes	$1,000,000	$1,000,000	$1,000,000
Less unamortized issuance-related costs for senior notes	(9,100)	(10,470)	(10,914)
Senior notes, net	$990,900	$989,530	$989,086
Secured revolving credit facility	—	—	—
Total long-term debt, net	$990,900	$989,530	$989,086
Secured Revolving Credit Facility
As of October 2, 2021, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of October 2, 2021, approximately $745.6 million remained available for future borrowing. Any outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets because of the contractual repayment terms under the credit facility.
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
As of October 2, 2021, the interest rate margins applicable to the secured revolving credit facility were 1.125% for LIBOR (London Interbank Offered Rate) rate loans and 0.125% for base rate loans.
As of October 2, 2021, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Stock options	$290	$597	$1,064	$2,065
Restricted stock:
Time-based awards	3,665	2,449	11,070	7,798
Performance-based awards	(440)	—	2,463	(1,927)
Stock awards	—	—	1,240	1,595
Total	$3,515	$3,046	$15,837	$9,531

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of fiscal 2021, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a $2.6 million increase to stock-based compensation expense. During the third quarter of fiscal 2021, the achievement of performance target estimates related to certain performance-based grants were revised resulting in a reversal of $0.7 million of previously recognized stock-based compensation expense.
NOTE 10 – INCOME TAXES
As of October 2, 2021, the Company had gross unrecognized income tax benefits of approximately $10.8 million, of which $9.1 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at October 2, 2021 is approximately $2.3 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2021 or fiscal 2022 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the third fiscal quarter ended October 2, 2021 and September 26, 2020. Interest expense recorded on uncertain tax positions was $0.4 million and $0.6 million for the first three quarters of fiscal 2021 and fiscal 2020, respectively. The Company had approximately $2.3 million, $2.7 million, and $2.9 million of interest accrued on uncertain tax positions as of October 2, 2021, January 2, 2021, and September 26, 2020, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $17.1 million, $20.2 million, and $18.9 million at October 2, 2021, January 2, 2021, and September 26, 2020, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $0.6 million and $1.9 million for the third fiscal quarter and three fiscal quarters ended October 2, 2021, respectively. Gains on the investments in marketable securities were $2.5 million and $0.6 million for the third fiscal quarter and first three fiscal quarters ended September 26, 2020. These amounts are included in Other expense (income), net on the Company’s consolidated statement of operations.
Borrowings
As of October 2, 2021, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at October 2, 2021 was approximately $1.05 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	43,260,471	43,193,752	43,358,998	43,237,319
Dilutive effect of equity awards	155,575	156,878	153,252	174,351
Diluted number of common and common equivalent shares outstanding	43,416,046	43,350,630	43,512,250	43,411,670

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$84,976	$81,241	$242,775	$10,703
Income allocated to participating securities	(1,024)	(837)	(2,919)	(88)
Net income available to common shareholders	$83,952	$80,404	$239,856	$10,615

Basic net income per common share	$1.94	$1.86	$5.53	$0.25

Diluted net income per common share:
Net income	$84,976	$81,241	$242,775	$10,703
Income allocated to participating securities	(1,021)	(834)	(2,910)	(89)
Net income available to common shareholders	$83,955	$80,407	$239,865	$10,614

Diluted net income per common share	$1.93	$1.85	$5.51	$0.24

Anti-dilutive awards excluded from diluted earnings per share computation(1)	164,080	729,476	187,245	744,499
(1)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.

NOTE 13 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	October 2, 2021	January 2, 2021	September 26, 2020
Accrued bonuses and incentive compensation	$28,159	$8,873	$990
Accrued employee benefits	21,035	22,876	9,337
Unredeemed gift cards	18,948	18,300	15,977
Accrued taxes	13,985	10,900	15,453
Accrued interest	11,827	12,092	11,556
Accrued salaries and wages	5,683	10,650	11,351
Income taxes payable	3,710	21,164	18,744
Accrued other	29,053	30,385	31,661
Other current liabilities	$132,400	$135,240	$115,069
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
NOTE 15 – SEGMENT INFORMATION
The tables below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	October 2, 2021	% of consolidated net sales	September 26, 2020	% of consolidated net sales	October 2, 2021	% of consolidated net sales	September 26, 2020	% of consolidated net sales
Net sales:
U.S. Retail	$465,711	52.3%	$449,150	51.9%	$1,296,405	53.5%	$1,085,883	53.4%
U.S. Wholesale	294,180	33.0%	302,135	34.9%	809,186	33.4%	706,009	34.7%
International	130,695	14.7%	113,795	13.2%	318,756	13.1%	242,545	11.9%
Consolidated net sales	$890,586	100.0%	$865,080	100.0%	$2,424,347	100.0%	$2,034,437	100.0%

Operating income (loss):		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$87,151	18.7%	$47,559	10.6%	$250,751	19.3%	$38,902	3.6%
U.S. Wholesale	40,074	13.6%	65,718	21.8%	150,724	18.6%	89,141	12.6%
International	22,754	17.4%	17,400	15.3%	41,495	13.0%	(15,819)	(6.5)%
Corporate expenses(*)	(25,948)	n/a	(17,150)	n/a	(83,861)	n/a	(56,221)	n/a
Consolidated operating income	$124,031	13.9%	$113,527	13.1%	$359,109	14.8%	$56,003	2.8%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

(dollars in millions)	Fiscal quarter ended October 2, 2021			Three fiscal quarters ended October 2, 2021
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Incremental costs associated with COVID-19 pandemic	$0.2	$0.1	$—	$1.7	$1.5	$0.3
Organizational restructuring(1)	(0.1)	—	—	(0.6)	0.1	2.3
Gain on modification of retail store leases(2)	(0.3)	—	—	(2.2)	—	—
Total charges(3)	$(0.2)	$0.1	$—	$(1.1)	$1.6	$2.6
(1)First three fiscal quarters ended October 2, 2021 include $2.3 million of costs associated with the early exit of the Canada corporate office lease. Fiscal quarter and first three fiscal quarters ended October 2, 2021 also includes a corporate benefit related to organizational restructuring of $0.1 million and corporate charges related to organizational restructuring of $0.8 million, respectively.
(2)Related to gains on the modification of previously impaired retail store leases.
(3)Total charges for the first three fiscal quarters ended October 2, 2021 exclude a customer bankruptcy recovery of $38,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in millions)	Fiscal quarter ended September 26, 2020			Three fiscal quarters ended September 26, 2020
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(1)	$0.3	$0.2	$0.3	$3.4	$1.5	$1.9
Goodwill impairment	—	—	—	—	—	17.7
Skip Hop tradename impairment charge	—	—	—	0.5	6.8	3.7
OshKosh tradename impairment charge	—	—	—	13.6	1.6	0.3
Incremental costs associated with COVID-19 pandemic	1.6	1.4	0.3	8.3	8.5	2.0
Retail store operating leases and other long-lived asset impairments(2)	1.5	—	—	6.3	—	0.2
Total charges	$3.4	$1.6	$0.6	$32.1	$18.4	$25.8
(1)The third fiscal quarter ended September 26, 2020 and the first three fiscal quarters ended September 26, 2020 also include corporate charges related to organizational restructuring of $0.4 million and $2.0 million, respectively.
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
In conjunction with these initiatives, the Company recorded the following charges in selling, general and administrative expenses:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Severance and other termination benefits(*)	$(120)	$181	$(893)	$4,423
Lease exit costs	7	780	3,419	2,495
Relocation and recruiting(*)	(70)	253	(63)	1,755
Other closure costs	23	—	76	80
Total	$(160)	$1,214	$2,539	$8,753
(*)Severance and other termination benefits and relocation and recruiting in the third quarter and three fiscal quarters ended October 2, 2021 reflect revised severance accrual assumptions.
The Company paid approximately $0.9 million and $5.4 million in severance and other termination benefits during the third fiscal quarter and first three fiscal quarters ended October 2, 2021, respectively. As of October 2, 2021, there was approximately $1.4 million in reserves related to severance and other termination benefits expected to be paid out through the first quarter of fiscal 2022 included in Other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of October 2, 2021. The Company expects to incur additional restructuring-related severance charges of approximately $0.5 million through fiscal 2021.
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
OVERVIEW
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh B’gosh (or “OshKosh”), a leading baby and young child lifestyle brand, Skip Hop, and a newly launched brand that focuses on sustainable clothing, little planet.
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
Launched in 2021, the little planet brand focuses on sustainable clothing through the sourcing of mostly organic cotton as certified under the Global Organic Textile Standard. This brand includes a wide assortment of baby apparel and accessories, sleepwear, and gift bundles.
Additionally, our Child of Mine exclusive brand is sold at Walmart, our Just One You exclusive brand at Target, and our Simple Joys exclusive brand on Amazon.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel global business model, which includes retail stores, eCommerce, and wholesale sales channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. As of October 2, 2021, the Company operated 984 retail stores in North America.
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
Recent Developments
The COVID-19 pandemic continues to impact our business and supply chain operations, causing delays in the production and transportation of our product. We expect these delays, and the increased costs to mitigate these delays, to adversely impact our financial results for the fourth quarter of fiscal 2021.
In the fourth quarter of fiscal 2020, we announced plans to close over 100 retail stores by the end of fiscal 2021. We closed approximately 110 stores in the United States in the first three quarters of fiscal 2021, and we expect to close approximately 5 more stores in the remainder of fiscal 2021. These retail store closures are primarily related to less profitable stores or stores in less trafficked shopping centers. We continue to look for profitable retail store locations that allow us to better serve customers, including our omni-channel customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Third Fiscal Quarter 2021 Financial Highlights
•Consolidated net sales increased $25.5 million, or 2.9%, to $890.6 million in the third quarter of fiscal 2021.
◦Retail store traffic in the United States increased as a result of progress in vaccinations, easing restrictions related to COVID-19, the passage of pandemic relief legislation in March 2021, including enhanced child tax credits, and a return to in-person instruction driving back-to-school sales.
◦Growth in our North American retail store sales was primarily driven by increased average selling prices per unit as a result of decreased promotions.
◦While revenues were negatively impacted, operating margin slightly improved due to the closure of approximately 110 less profitable retail stores in the United States in the first three quarters of fiscal 2021.
◦We saw significant growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19.
◦Our omni-channel programs continued to deliver growth as a result of our investments and enhancements in these programs, which included implementing omni-channel programs in Canada in the second quarter of fiscal 2021.
◦While demand from our wholesale customers has remained strong, our sales to wholesale customers were negatively impacted by supply chain and transportation delays.
•Gross profit increased $25.1 million, or 6.5%, to $408.8 million in the third quarter of fiscal 2021. Gross margin increased 150 basis points (“bps”) to 45.9% in the third quarter of fiscal 2021, primarily driven by increased average selling prices per unit as a result of decreased promotions. We are experiencing some COVID-19 related headwinds which have caused supply chain delays, including delays in the receipt of our product at factories and at ports, and an increase in inbound transportation and inbound freight costs. These increased inbound freight costs include $15.7 million and $25.6 million in air freight, primarily related to our U.S. Wholesale segment, for the third quarter and the first three quarters of fiscal 2021, respectively. These headwinds are expected to adversely impact our financial results for the fourth quarter of fiscal 2021 as we expect increased spending to expedite shipments from Asia to mitigate in part pandemic-related delays in production, as we aim to meet customer demand for our products.
•Selling, general and administrative (“SG&A”) expenses as a percentage of total net sales (“SG&A rate”) increased 60 bps to 32.9% for the third quarter of fiscal 2021. The increase in the SG&A rate was primarily driven by increased performance-based compensation expense, partially offset by decreased costs associated with the COVID-19 pandemic.
•Operating income increased $10.5 million to $124.0 million in the third quarter of fiscal 2021, primarily due to the factors discussed above.
•Net income increased $3.7 million, or 4.6%, to $85.0 million in the third quarter of fiscal 2021, primarily due to the factors discussed above and the tax impacts of each quarter.
•Diluted net income per common share increased from $1.85 to $1.93 in the third quarter of fiscal 2021.
•Inventories at October 2, 2021 increased $75.8 million, or 11.7%, to $722.4 million primarily due to increased in-transit inventory due to delays in the production and transportation of our products.
•Net cash provided by operating activities decreased $311.4 million in the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 primarily due to a decrease in vendor payment terms.
•In the third quarter of fiscal 2021, we reinstated our common stock repurchase program. As a result, we returned $127.8 million to our shareholders in the third quarter of fiscal 2021, comprised of $110.3 million in share repurchases, as well as $17.5 million in cash dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
THIRD FISCAL QUARTER ENDED OCTOBER 2, 2021 COMPARED TO THIRD FISCAL QUARTER ENDED SEPTEMBER 26, 2020
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	October 2, 2021	September 26, 2020	$ Change	% / bps Change
Consolidated net sales	$890,586	$865,080	$25,506	2.9%
Cost of goods sold	481,298	483,333	(2,035)	(0.4)%
Adverse purchase commitments (inventory and raw materials), net	507	(1,968)	2,475	nm
Gross profit	408,781	383,715	25,066	6.5%
Gross profit as % of consolidated net sales	45.9%	44.4%		150 bps
Royalty income, net	8,442	9,063	(621)	(6.9)%
Royalty income as % of consolidated net sales	0.9%	1.0%		(10) bps
Selling, general, and administrative expenses	293,192	279,251	13,941	5.0%
SG&A expenses as % of consolidated net sales	32.9%	32.3%		60 bps
Operating income	124,031	113,527	10,504	9.3%
Operating income as % of consolidated net sales	13.9%	13.1%		80 bps
Interest expense	15,196	16,347	(1,151)	(7.0)%
Interest income	(335)	(330)	(5)	1.5%
Other expense (income), net	844	(2,758)	3,602	nm
Income before income taxes	108,326	100,268	8,058	8.0%
Income tax provision	23,350	19,027	4,323	22.7%
Effective tax rate(*)	21.6%	19.0%		260 bps
Net income	$84,976	$81,241	$3,735	4.6%

Basic net income per common share	$1.94	$1.86	$0.08	4.3%
Diluted net income per common share	$1.93	$1.85	$0.08	4.3%
Dividend declared and paid per common share	$0.40	$—	$0.40	nm
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $25.5 million, or 2.9%, to $890.6 million in the third quarter of fiscal 2021. This increase was primarily driven by increased retail store traffic, increased demand with our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19, expansion of our omni-channel programs, and increased average selling prices per unit due to decreased promotions, partially offset by decreased net sales to certain of our wholesale customers as a result of supply chain and transportation delays. We believe that this increase in retail store traffic was driven by progress in vaccinations, easing restrictions related to COVID-19, the passage of pandemic relief legislation in March 2021, including enhanced child tax credits, and a return to in-person classes driving back-to-school sales. Changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, had a $5.6 million favorable effect on our consolidated net sales.
Gross Profit and Gross Margin
Our consolidated gross profit increased $25.1 million, or 6.5%, to $408.8 million in the third quarter of fiscal 2021. Consolidated gross margin increased 150 bps to 45.9% in the third quarter of fiscal 2021.
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
The increase in consolidated gross profit and gross margin was primarily driven by higher consolidated net sales in our U.S. Retail and International segments and increased average selling prices per unit as a result of decreased promotions, partially offset by increased inbound transportation and inbound freight costs as a result of supply chain delays and a release of inventory related reserves in the third quarter of fiscal 2020 that did not reoccur in the third quarter of fiscal 2021.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $13.9 million, or 5.0%, to $293.2 million in the third quarter of fiscal 2021 and increased as a percentage of consolidated net sales by approximately 60 bps to 32.9%. This increase in SG&A rate was primarily driven by increased performance-based compensation expense and increased marketing expense, partially offset by decreased costs associated with the COVID-19 pandemic, decreased retail store rent expense due to store closures, impairment charges on operating leases assets in the third quarter of fiscal 2020 that did not reoccur in the third quarter of fiscal 2021, and decreased organizational restructuring charges.
Operating Income
Consolidated operating income increased $10.5 million, or 9.3%, to $124.0 million in the third quarter of fiscal 2021 and increased as a percentage of net sales by approximately 80 bps to 13.9%, primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $1.2 million, or 7.0%, to $15.2 million in the third quarter of fiscal 2021. Weighted-average borrowings for the third quarter of fiscal 2021 were $1.00 billion at an effective interest rate of 6.00%, compared to weighted-average borrowings for the third quarter of fiscal 2020 of $1.24 billion at an effective interest rate of 5.25%.
The decrease in weighted-average borrowings during the third quarter of fiscal 2021 was attributable to the absence of borrowings under our secured revolving credit facility during the third quarter of fiscal 2021. We repaid the outstanding borrowings under our secured revolving credit facility at the end of the third quarter of fiscal 2020. The increase in the effective interest rate for the third quarter of fiscal 2021 was primarily due to the absence of borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes, during the third quarter of fiscal 2021.
Other Expense (Income), Net
Other expense, net was $0.8 million in the third quarter of fiscal 2021 compared to other income, net of $2.8 million in the third quarter of fiscal 2020, primarily due to the year over year impact of changes in the foreign currency exchange rates of the Canadian dollar.
Income Taxes
Our consolidated income tax provision increased $4.3 million, or 22.7%, to $23.4 million in the third quarter of fiscal 2021. Our effective tax rate was 21.6% in the third quarter of fiscal 2021 compared to 19.0% in the third quarter of fiscal 2020. The effective tax rate for the third quarter of fiscal 2021 reflects our full year expectations regarding the components of our taxable income by jurisdiction, with the majority of the income earned in the U.S. under existing U.S. tax legislation.
Net Income
Our consolidated net income increased $3.7 million, or 4.6%, to $85.0 million in the third quarter of fiscal 2021. This increase was due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - Third Quarter of Fiscal 2021 compared to Third Quarter of Fiscal 2020
The following table summarizes net sales and operating income, by segment, for the third quarter of fiscal 2021 and the third quarter of fiscal 2020:

	Fiscal quarter ended
(dollars in thousands)	October 2, 2021	% of consolidated net sales	September 26, 2020	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$465,711	52.3%	$449,150	51.9%	$16,561	3.7%
U.S. Wholesale	294,180	33.0%	302,135	34.9%	(7,955)	(2.6)%
International	130,695	14.7%	113,795	13.2%	16,900	14.9%
Consolidated net sales	$890,586	100.0%	$865,080	100.0%	$25,506	2.9%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$87,151	18.7%	$47,559	10.6%	$39,592	83.2%
U.S. Wholesale	40,074	13.6%	65,718	21.8%	(25,644)	(39.0)%
International	22,754	17.4%	17,400	15.3%	5,354	30.8%
Unallocated corporate expenses	(25,948)	n/a	(17,150)	n/a	(8,798)	51.3%
Consolidated operating income	$124,031	13.9%	$113,527	13.1%	$10,504	9.3%
Comparable Sales Metrics
We are including in our management's discussion and analysis for the third quarter of fiscal 2021 comparable sales metrics for our company-owned retail stores and our eCommerce sites in our U.S. Retail and International segments.
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
The method of calculating sales metrics varies across the retail industry. As a result, our comparable sales metrics may not be comparable to those of other retailers.
U.S. Retail
U.S. Retail segment net sales increased $16.6 million, or 3.7%, to $465.7 million in the third quarter of fiscal 2021. The increase in net sales was primarily driven by increased average selling prices per unit as a result of decreased promotions, partially offset by permanent retail store closures. Comparable net sales, including retail stores and eCommerce, increased 5.9% during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 primarily driven by increased average selling prices per unit. As of October 2, 2021, we operated 755 retail stores in the U.S. compared to 864 as of January 2, 2021 and 863, of which 854 were open, as of September 26, 2020. The decrease in store count in the third quarter of fiscal 2021 reflects progress against our previously announced plans to close over 100 retail stores that are primarily less profitable and in less trafficked shopping centers, by the end of fiscal 2021.
U.S. Retail segment operating income increased $39.6 million, or 83.2%, to $87.2 million in the third quarter of fiscal 2021. Operating margin increased 810 bps to 18.7% in the third quarter of fiscal 2021. The primary drivers of the increase in operating margin were a 680 bps increase in gross margin, a 40 bps decrease in royalty income, and a 160 bps decrease in SG&A rate. The increase in gross margin was primarily due to increased average selling prices per unit. The decrease in royalty income was primarily due to supply chain and transportation delays. The decrease in the SG&A rate was primarily due to decreased retail store rent expense due to store closures, decreased COVID-19 related charges, and impairment charges on operating lease assets in the third quarter of fiscal 2020 that did not reoccur in the third quarter of fiscal 2021, partially offset by increased performance-based compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Wholesale
U.S. Wholesale segment net sales decreased $8.0 million, or 2.6%, to $294.2 million in the third quarter of fiscal 2021 primarily due to supply chain and transportation delays, partially offset by increased demand for our exclusive brands.
U.S. Wholesale segment operating income decreased $25.6 million, or 39.0%, to $40.1 million in the third quarter of fiscal 2021. Operating margin decreased 820 bps to 13.6% in the third quarter of fiscal 2021. The primary drivers of the decrease in operating margin were a 830 bps decrease in gross margin, a 50 bps increase in royalty income, and a 30 bps increase in the SG&A rate. The decrease in gross margin was primarily due to increased inbound transportation and inbound freight costs and a release of inventory related reserves and adverse purchase commitment reserves in the third quarter of fiscal 2020 that did not reoccur in the third quarter of fiscal 2021. The increase in royalty income was primarily due to increased licensee sales volumes as our licensees recovered from business disruptions related to COVID-19. The increase in the SG&A rate was primarily due to decreased sales, increased performance-based compensation expense, increased distribution and freight costs, and increased marketing expense, partially offset by decreased bad debt expense and decreased COVID-19 related charges.
International
International segment net sales increased $16.9 million, or 14.9%, to $130.7 million in the third quarter of fiscal 2021. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $5.6 million favorable effect on International segment net sales in the third quarter of fiscal 2021. The increase in net sales was primarily driven by increased sales to our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19, and growth in our Canadian eCommerce business, which has benefited from the introduction of omni-channel initiatives, partially offset by decreased sales to certain Canadian and Mexican wholesale customers as a result of supply chain and transportation delays.
Canadian comparable retail net sales, including retail stores and eCommerce, increased 2.6% during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, primarily due to growth in Canadian eCommerce. As of October 2, 2021, we operated 188 stores and 41 stores in Canada and Mexico, respectively. As of January 2, 2021, we operated 193 stores in Canada, of which 60 were open, and 44 stores in Mexico, of which 16 were open. As of September 26, 2020, we operated 196 stores in Canada and 44 stores in Mexico.
International segment operating income increased $5.4 million, or 30.8%, to $22.8 million in the third quarter of fiscal 2021. Operating margin increased 210 bps to 17.4% in the third quarter of fiscal 2021. The increase in the operating margin was primarily attributable to a 290 bps increase in gross margin, a 50 bps decrease in royalty income, and a 30 bps increase in the SG&A rate. The increase in gross margin was primarily due to increased average selling prices per unit, partially offset by a release of inventory related reserves in the third quarter of fiscal 2020 that did not reoccur in the third quarter of fiscal 2021. The decrease in royalty income was primarily due to supply chain and transportation delays. The increase in the SG&A rate was primarily due to increased performance-based compensation expense, and increased distribution and freight costs, partially offset by better leverage of retail store expenses due to increased store traffic, better leverage of costs through our new omni-channel programs in Canada, and other reductions in spending.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $8.8 million, or 51.3%, to $25.9 million in the third quarter of fiscal 2021. Unallocated corporate expenses, as a percentage of consolidated net sales, increased 90 bps to 2.9% in the third quarter of fiscal 2021. The increase as a percentage of consolidated net sales was primarily due to increased performance-based compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
THREE FISCAL QUARTERS ENDED OCTOBER 2, 2021 COMPARED TO THREE FISCAL QUARTERS ENDED SEPTEMBER 26, 2020
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three fiscal quarters ended
(dollars in thousands, except per share data)	October 2, 2021	September 26, 2020	$ Change	% / bps Change
Consolidated net sales	$2,424,347	$2,034,437	$389,910	19.2%
Cost of goods sold	1,262,822	1,170,778	92,044	7.9%
Adverse purchase commitments (inventory and raw materials), net	(7,923)	16,166	(24,089)	nm
Gross profit	1,169,448	847,493	321,955	38.0%
Gross profit as % of consolidated net sales	48.2%	41.7%		650 bps
Royalty income, net	22,550	19,989	2,561	12.8%
Royalty income as % of consolidated net sales	0.9%	1.0%		(10) bps
Selling, general, and administrative expenses	832,889	767,237	65,652	8.6%
SG&A expenses as % of consolidated net sales	34.4%	37.7%		(330) bps
Goodwill impairment	—	17,742	(17,742)	nm
Intangible asset impairment	—	26,500	(26,500)	nm
Operating income	359,109	56,003	303,106	>100%
Operating income as % of consolidated net sales	14.8%	2.8%		1,200 bps
Interest expense	45,839	40,523	5,316	13.1%
Interest income	(761)	(1,217)	456	(37.5)%
Other (income) expense, net	(796)	2,647	(3,443)	nm
Income before income taxes	314,827	14,050	300,777	>100%
Provision for income taxes	72,052	3,347	68,705	>100%
Effective tax rate(*)	22.9%	23.8%		(90) bps
Net income	$242,775	$10,703	$232,072	>100%

Basic net income per common share	$5.53	$0.25	$5.28	>100%
Diluted net income per common share	$5.51	$0.24	$5.27	>100%
Dividend declared and paid per common share	$0.80	$0.60	$0.20	(33.3)%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales increased $389.9 million, or 19.2%, to $2.42 billion in the first three quarters of fiscal 2021. This increase was primarily driven by increased retail store traffic, increased demand with many of our wholesale customers, increased demand with our international wholesale partners as these partners began to recover from business disruptions as a result of COVID-19, and increased average selling prices per unit, partially offset by decreased net sales through our domestic eCommerce channel. We believe that this increase in demand was driven by progress in vaccinations, easing restrictions related to COVID-19, the passage of pandemic relief legislation in March 2021, including enhanced child tax credits, strong consumer reaction to our product offerings, and a return to in-person classes driving back-to-school sales. The first three quarters of fiscal 2020 were adversely impacted by the closure of our retail stores in March, April, and May 2020 and reduced demand in our other businesses as a result of disruptions related to COVID-19. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2021, as compared to the first three quarters of fiscal 2020, had a $16.8 million favorable effect on our consolidated net sales.
Gross Profit and Gross Margin
Our consolidated gross profit increased $322.0 million, or 38.0%, to $1.17 billion in the first three quarters of fiscal 2021. Consolidated gross margin increased 650 bps to 48.2% in the first three quarters of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The increase in consolidated gross profit and gross margin was primarily driven by higher consolidated net sales across our businesses segments, increased average selling prices per unit, decreased product costs, decreased excess inventory provisions and a release of adverse purchase commitments related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarter of fiscal 2020, partially offset by increased inbound transportation and inbound freight costs. Gross margin in the first three quarters of fiscal 2020 was adversely impacted by incremental inventory related charges of $40.0 million, inclusive of $16.2 million in adverse inventory and fabric purchase commitments, primarily from disruptions related to COVID-19.
Royalty Income
Royalty income increased $2.6 million, or 12.8%, to $22.6 million in the first three quarters of fiscal 2021, primarily due to increased licensee sales volume as our licensees recovered from business disruptions related to COVID-19.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $65.7 million, or 8.6%, to $832.9 million in the first three quarters of fiscal 2021 and decreased as a percentage of consolidated net sales by approximately 330 bps to 34.4%. This decrease as a percentage of consolidated net sales was primarily driven by increased consolidated net sales, decreased eCommerce fulfillment costs, better leverage of retail store expenses as more sales shifted back to the retail stores due to more stores being open throughout the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020, decreased organizational restructuring charges, decreased costs associated with the COVID-19 pandemic, and decreased impairment charges on operating lease assets, partially offset by increased performance-based compensation expense.
Goodwill Impairment
During the first quarter of fiscal 2020, the Company’s market capitalization declined, and actual and projected sales and profitability decreased as a result of disruptions related to COVID-19. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 28, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $17.7 million during the first quarter of fiscal 2020 which was recorded to the Other International reporting unit in the International segment. This charge did not reoccur in the first three quarters of fiscal 2021.
Intangible Asset Impairment
In the first quarter of fiscal 2020, the Company recorded non-cash impairment charges of $15.5 million and $11.0 million related to its OshKosh and Skip Hop tradename assets recorded in connection with the acquisition of OshKosh B’Gosh, Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. The impairment reflected lower-than-expected actual sales, and lower projected sales and profitability due to decreased demand as a result of disruptions related to COVID-19. This charge did not reoccur in the first three quarters of fiscal 2021.
Operating Income
Consolidated operating income increased $303.1 million to $359.1 million in the first three quarters of fiscal 2021. Consolidated operating margin increased 1,200 bps to 14.8% in the first three quarters of fiscal 2021 primarily due to the factors discussed above.
Interest Expense
Interest expense increased $5.3 million, or 13.1%, to $45.8 million in the first three quarters of fiscal 2021. Weighted-average borrowings for the first three quarters of fiscal 2021 were $1.00 billion at an effective interest rate of 6.03%, compared to weighted-average borrowings for the first three quarters of fiscal 2020 of $1.04 billion at an effective interest rate of 5.10%.
The decrease in weighted-average borrowings during the first three quarters of fiscal 2021 was attributable to the absence of borrowings under our secured revolving credit facility during the first three quarters of 2021, partially offset by the issuance of $500 million in principal amount of senior notes in May 2020. The increase in the effective interest rate for the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 was primarily due to the absence of borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes, during the first three quarters of fiscal 2021.
Other (Income) Expense, Net
Other income, net was $0.8 million in the first three quarters of fiscal 2021 compared to other expense, net of $2.6 million in the first three quarters of fiscal 2020. This difference was primarily due to a foreign exchange loss on intercompany loans in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
first three quarters of fiscal 2020 related to the strengthening of the U.S. dollar that did not reoccur in the first three quarters of fiscal 2021.
Income Taxes
Our consolidated income tax provision increased $68.7 million to $72.1 million in the first three quarters of fiscal 2021. Our effective tax rate was 22.9% in the first three quarters of fiscal 2021 compared to 23.8% in the first three quarters of fiscal 2020. The effective tax rate for first three quarters of fiscal 2021 reflects our full year expectations regarding the components of our taxable income by jurisdiction, with the majority of the income earned in the U.S. under existing U.S. tax legislation. The effective tax rate for the first three quarters of fiscal 2020 primarily reflected a year-to-date adjustment in forecasted earnings in the United States at the end of the third quarter of fiscal 2020 that was greater than what was expected at the second quarter of fiscal 2020 and the impact of goodwill impairments in the first quarter of fiscal 2020 with no corresponding tax benefit.
Net Income
Consolidated net income increased $232.1 million to $242.8 million in the first three quarters of fiscal 2021, primarily due to the factors previously discussed.
Results by Segment - First Three Quarters of Fiscal 2021 compared to First Three Quarters of Fiscal 2020
The following table summarizes net sales and operating income, by segment, for the first three quarters of fiscal 2021 and fiscal 2020:

	Three fiscal quarters ended
(dollars in thousands)	October 2, 2021	% of consolidated net sales	September 26, 2020	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,296,405	53.5%	$1,085,883	53.4%	$210,522	19.4%
U.S. Wholesale	809,186	33.4%	706,009	34.7%	103,177	14.6%
International	318,756	13.1%	242,545	11.9%	76,211	31.4%
Consolidated net sales	$2,424,347	100.0%	$2,034,437	100.0%	$389,910	19.2%

Operating income (loss):		% of segment net sales		% of segment net sales
U.S. Retail	$250,751	19.3%	$38,902	3.6%	$211,849	>100%
U.S. Wholesale	150,724	18.6%	89,141	12.6%	61,583	69.1%
International	41,495	13.0%	(15,819)	(6.5)%	57,314	>100%
Unallocated corporate expenses	(83,861)	n/a	(56,221)	n/a	(27,640)	49.2%
Consolidated operating income	$359,109	14.8%	$56,003	2.8%	$303,106	>100%
Comparable Sales Metrics
As a result of the temporary store closures in the first three quarters of fiscal 2020 in response to COVID-19, we have not included a discussion of the first three quarters of fiscal 2021 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales increased $210.5 million, or 19.4%, to $1.30 billion in the first three quarters of fiscal 2021. The increase in net sales was primarily driven by increased retail store traffic due to more stores being open throughout the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 and increased average selling prices per unit as a result of decreased promotions, partially offset by decreased net sales through our eCommerce channel as more sales shifted back to the retail stores as a result of more stores being open throughout the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020, as well as permanent retail store closures.
U.S. Retail segment operating income increased $211.8 million to $250.8 million in the first three quarters of fiscal 2021. Operating margin increased 1,570 bps to 19.3% in the first three quarters of fiscal 2021. Operating income in the first three

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
quarters of fiscal 2020 included intangible asset impairment charges of $13.6 million and $0.5 million related to the OshKosh and Skip Hop tradenames, respectively. The primary drivers of the increase in operating margin were a 860 bps increase in gross margin, a 600 bps decrease in SG&A rate, and the intangible asset impairment charges in the first three quarters of fiscal 2020 that did not reoccur in the first three quarters of fiscal 2021. The increase in gross margin was primarily due to increased average selling prices per unit, decreased product costs, decreased inventory provisions, and decreased fabric purchases commitment charges. The decrease in the SG&A rate was primarily due to increased net sales, better leverage of retail store expenses due to increased store traffic, decreased COVID-19 related charges, impairment charges on operating lease assets in the first three quarters of fiscal 2020 that did not reoccur in the first three quarters of fiscal 2021, and decreased organizational restructuring expenses, partially offset by increased performance-based compensation expense and increased distribution costs.
U.S. Wholesale
U.S. Wholesale segment net sales increased $103.2 million, or 14.6%, to $809.2 million in the first three quarters of fiscal 2021 primarily due to increased demand in our Carter’s brands, including our exclusive Carter’s brands, and increased average selling prices per unit.
U.S. Wholesale segment operating income increased $61.6 million, or 69.1%, to $150.7 million in the first three quarters of fiscal 2021. Operating margin increased 600 bps to 18.6% in the first three quarters of fiscal 2021. Operating income in the first three quarters of fiscal 2020 included intangible asset impairment charges of $6.8 million and $1.6 million related to the Skip Hop and OshKosh tradenames, respectively. The primary drivers of the increase in operating margin were a 280 bps increase in gross margin, a 180 bps decrease in SG&A rate, and the intangible asset impairment charges in the first three quarters of fiscal 2020 that did not reoccur in the first three quarters of fiscal 2021. The increase in gross margin was primarily due to decreased inventory provisions and a release of adverse purchase commitment reserves related to better than expected sales of inventory and utilization of fabric that were reserved for in the first three quarters of fiscal 2020, increased average selling prices per unit, customer mix, and decreased product costs, partially offset by increased inbound transportation and inbound freight costs. The decrease in the SG&A rate was primarily due to increased sales, decreased COVID-19 related charges, better leverage of fixed distribution costs, and decreased bad debt expense, partially offset by increased performance-based compensation expense and marketing expense.
International
International segment net sales increased $76.2 million, or 31.4%, to $318.8 million in the first three quarters of fiscal 2021. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $16.8 million favorable effect on International segment net sales in the first three quarters of fiscal 2021. The increase in net sales was primarily driven by increased sales to our international partners, increased retail store traffic in Canada and Mexico due to more stores being open throughout the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 as the Company recovered from business disruptions related to COVID-19, and growth in our Canadian eCommerce business due to increased demand and the introduction of omni-channel initiatives.
International segment operating income was $41.5 million in the first three quarters of fiscal 2021 compared to an operating loss of $15.8 million in the first three quarters of fiscal 2020. Operating margin increased 1,950 bps to 13.0% in the first three quarters of fiscal 2021. Operating loss in the first three quarters of fiscal 2020 included a $17.7 million goodwill impairment charge recorded to the Other International reporting unit, a $3.7 million intangible asset impairment charge related to the Skip Hop tradename, and a $0.3 million intangible asset impairment charge related to the OshKosh tradename. The increase in the operating margin was primarily attributable to the goodwill and intangible asset impairment charges in the first three quarters of fiscal 2020 that did not reoccur in the first three quarters of fiscal 2021, a 640 bps increase in gross margin, and a 440 bps decrease in the SG&A rate. The increase in gross margin was primarily due to decreased inventory provisions and a release of adverse purchase commitment reserves related to better than expected sales of inventory and utilization of fabric that were reserved for in the first quarters of fiscal 2020. The decrease in the SG&A rate was primarily due to increased net sales, better leverage of retail store expenses due to increased store traffic, and decreased COVID-19 related charges, partially offset by increased performance-based compensation expense.
Unallocated Corporate Expenses
Unallocated corporate expenses increased $27.6 million, or 49.2%, to $83.9 million in the first three quarters of fiscal 2021. Unallocated corporate expenses, as a percentage of consolidated net sales, increased 70 bps to 3.5% in the first three quarters of fiscal 2021. The increase as a percentage of consolidated net sales primarily due to increased performance-based compensation expense, partially offset by increased net sales.

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
We are experiencing some COVID-19 related headwinds which have caused supply chain delays, including delays in the receipt of our product at factories and at ports, and an increase in inbound transportation and inbound freight costs. These costs increased air freight charges to expedite the shipment of delayed products to our customers. These headwinds are expected to adversely impact our financial results for the fourth quarter of fiscal 2021 as we expect increased spending to expedite shipments from Asia to mitigate in part pandemic-related delays in production, as we aim to meet customer demand for our products.
As of October 2, 2021, the Company had $943.0 million of cash and cash equivalents at major financial institutions, including approximately $113.7 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at October 2, 2021 were $261.2 million compared to $263.2 million at September 26, 2020 and $186.5 million at January 2, 2021. The overall decrease of $2.0 million, or 0.8%, at October 2, 2021 compared to September 26, 2020 primarily reflects improved days sales outstanding, partially offset by increased customer demand. Due to the seasonal nature of our operations, the net accounts receivable balance at October 2, 2021 is not comparable to the net accounts receivable balance at January 2, 2021.
Inventories at October 2, 2021 were $722.4 million compared to $646.6 million at September 26, 2020 and $599.3 million at January 2, 2021. The increase of $75.8 million, or 11.7%, at October 2, 2021 compared to September 26, 2020 is primarily due to increased in-transit inventory due to delays in production and transportation of our products. Due to the seasonal nature of our operations, the inventories balance at October 2, 2021 is not comparable to the inventories balance at January 2, 2021.
Accounts payable at October 2, 2021 were $388.7 million compared to $473.5 million at September 26, 2020 and $472.1 million at January 2, 2021. The decrease of $84.7 million, or 17.9%, at October 2, 2021 compared to September 26, 2020 is primarily due to the timing of cash payments and change in payment terms to certain of our vendors. Due to the seasonal nature of our operations, the accounts payable balance at October 2, 2021 is not comparable to the accounts payable balance at January 2, 2021.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the first three quarters of fiscal 2021 was $7.3 million compared to net cash provided by operating activities of $318.7 million in the first three quarters of fiscal 2020. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The decrease in net cash provided by operating activities for the first three quarters of fiscal 2021 was primarily due to a decrease in vendor payment terms and payments of deferred retail store rents from fiscal 2020, partially offset by increased profitability. While payment terms decreased in fiscal 2021, they still remain longer than our historic pre-COVID-19 terms.
Net Cash Used in Investing Activities
Net cash used in investing activities was $23.7 million for the first three quarters of fiscal 2021 compared to $23.8 million in the first three quarters of fiscal 2020. The decrease in net cash used in investing activities for the first three quarters of fiscal 2021 is primarily due to increased proceeds from sales of investments in marketable securities, partially offset by an increase in capital expenditures. Capital expenditures in the first three quarters of fiscal 2021 primarily included $17.4 million for information technology initiatives, $7.2 million for omni-channel initiatives and our U.S. and international retail store openings and remodels, and $3.1 million for our distribution facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
We plan to invest approximately $45 million in capital expenditures in fiscal 2021, which primarily relates to strategic information technology initiatives, U.S. and international retail store openings and remodels, investments to strengthen our omni-channel capabilities, and distribution facility initiatives.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $142.1 million in the first three quarters of fiscal 2021 compared to net cash provided by financing activities of $319.6 million used in the first three quarters of fiscal 2020. This change in cash flow from financing activities was primarily due to the issuance of $500 million in principal amount of senior notes in May 2020, which did not reoccur in the first three quarters of fiscal 2021, and an increase in the return of capital to our shareholders in the form of common stock share repurchases and cash dividends.
Financing cash flow for the fourth quarter of fiscal 2021 is expected to be impacted by the decision to reinstate our common stock repurchase program in the third quarter of fiscal 2021.
Secured Revolving Credit Facility
As of October 2, 2021, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.4 million of outstanding letters of credit. As of October 2, 2021, there was approximately $745.6 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
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
As of October 2, 2021, the interest rate margins applicable to the secured revolving credit facility were 1.125% for LIBOR (London Interbank Offered Rate) rate loans and 0.125% for base rate loans.
As of October 2, 2021, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of October 2, 2021, we had outstanding $500 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027, and $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025.
Share Repurchases
In the third quarter of fiscal 2021, we reinstated our common stock share repurchase program, which had been suspended in the first quarter of fiscal 2020 in connection with the COVID-19 pandemic. In the first three quarters of fiscal 2021, we repurchased and retired 1,095,899 shares in open market transactions for approximately $110.3 million, at an average price of $100.61 per share. Fiscal year-to-date through October 28, 2021, the Company repurchased and retired 1,941,598 shares in open market transactions for approximately $193.0 million, at an average price of $99.42 per share. In the first three quarters of fiscal 2020, we repurchased and retired 474,684 shares in open market transactions for approximately $45.3 million, at an average price of $95.34 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The total remaining capacity under all remaining repurchase authorizations as of October 2, 2021 was approximately $540.2 million. Future repurchases may occur from time to time in the open market, in negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility, market conditions, stock price, other investment priorities, and other factors. The share repurchase authorizations have no expiration dates.
Dividends
On May 1, 2020, in connection with the COVID-19 pandemic, we suspended our quarterly cash dividend. As a result, we did not declare or pay cash dividends through April 27, 2021. In each of the second and third quarters of fiscal 2021, the Board of Directors declared and we paid quarterly cash dividends of $0.40 per common share.
In the first quarter of fiscal 2020, the Board of Directors declared and we paid cash dividends of $0.60 per common share. We did not declare or pay cash dividends in the second or third quarters of fiscal 2020.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020, had a $5.6 million favorable effect on our consolidated net sales. The changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2021, as compared to the first three quarters of fiscal 2020, had a $16.8 million favorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended secured revolving credit facility, which carries variable interest rates. As October 2, 2021, there were no variable rate borrowings outstanding under the amended secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 2, 2021.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended October 2, 2021 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended October 2, 2021.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2021:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
July 4, 2021 through July 31, 2021	—	—	—	$650,447,970

August 1, 2021 through August 28, 2021	99,085	$106.46	97,200	$640,099,889

August 29, 2021 through October 2, 2021	998,699	$100.04	998,699	$540,186,295

Total	1,097,784		1,095,899
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 1,885 shares surrendered between August 01, 2021 and August 28, 2021.
(2)Share purchases during the third quarter of fiscal 2021 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
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

CARTER’S, INC.

October 29, 2021	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 29, 2021	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)