Form 10-K
period 2022-01-01
CARTERS INC
filed 2022-02-25
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2022
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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on July 3, 2021 as reported on the New York Stock Exchange was $3,415,209,703. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose. As of February 18, 2022, there were 40,910,501 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Carter’s, Inc., scheduled to be held on May 18, 2022, will be incorporated by reference in Part III of this Form 10-K. Carter’s, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended January 1, 2022.

CARTER’S, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JANUARY 1, 2022

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
Our market share data is based on information provided by the NPD Group, Inc. (“NPD”). NPD data is based upon Consumer Panel TrackSM (consumer-reported sales) calibrated with selected retailers’ point of sale data for children’s apparel in the United States (“U.S.”) and represents the twelve-month period through the end of December 2021.
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
Our trademarks and copyrights that are referred to in this Annual Report on Form 10-K, including Carter’s, OshKosh, OshKosh B’gosh, Baby B’gosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Little Collections, little planet, Carter’s My First Love, Carter’s KID, Rewarding Moments, and Count on Carter’s, many of which are registered in the United States and in over 100 other countries and territories, are each the property of one or more subsidiaries of Carter’s, Inc.
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2021, which ended on January 1, 2022, contained 52 weeks. Fiscal 2020, which ended on January 2, 2021, contained 53 weeks. Fiscal 2019, which ended on December 28, 2019, contained 52 weeks.

ITEM 1. BUSINESS
Overview
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh B’gosh (or “OshKosh”). Our brand portfolio also includes Skip Hop, a leading baby and young child lifestyle brand, exclusive Carter’s brands developed for specific wholesale customers, and little planet, a brand focused on organic fabrics and sustainable materials.
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children. We acquired OshKosh in 2005.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable necessities to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired Skip Hop in 2017.
Additionally, Child of Mine, an exclusive Carter’s brand, is sold at Walmart; Just One You, an exclusive Carter’s brand, is sold at Target, and Simple Joys, an exclusive Carter’s brand, is available on Amazon.
Launched in 2021, the little planet brand focuses on sustainable clothing through the sourcing of mostly organic cotton as certified under the Global Organic Textile Standard. This brand includes a wide assortment of baby apparel and accessories, sleepwear, and gift bundles.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. The baby and young children’s apparel market ages zero to 10 in the U.S. is approximately $31 billion as of December 2021. In this market, our Carter’s brands, including our exclusive brands, hold the #1 position with approximately 10% market share and our OshKosh brand has approximately 1% market share as of December 2021.
Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale sales channels, as well as retail omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2021, our channels included 980 retail stores, approximately 18,800 wholesale locations, and eCommerce websites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
During fiscal 2020 and fiscal 2021, the global pandemic, caused by the spread of the novel strain of coronavirus (including variants, “COVID-19”), negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including a disruption in consumer demand for baby and children’s clothing and accessories during fiscal 2020. For more information on the effects of the pandemic on the Company, and our response to the pandemic, see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Finally, our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. Additional financial and geographical information about our segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 14, Segment Information, to the consolidated financial statements.

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
For our Carter’s brand, our focus is on essential, high-volume apparel products for babies and young children, including bodysuits, pants, dresses, multi-piece knit sets, blankets, layette essentials, bibs, booties, sleep and play, rompers, and jumpers. We attribute our leading market position to our strong value proposition, brand strength, unique colors, distinctive prints, and commitment to quality, as well as our broad wholesale distribution channel that includes successful and long-standing relationships with leading global and national retailers. Our marketing programs are targeted toward first-time parents, experienced parents, and gift-givers. Our core baby product line, the largest component of our baby business, provides families with essential products and accessories, including value-focused multi-piece sets. We also have three exclusive Carter’s brands: our Child of Mine brand, which we sell at Walmart, our Just One You brand, which we sell at Target, and our Simple Joys brand, which we sell on Amazon. In 2021, we launched our little planet brand, which focuses on organic fabrics and sustainable materials.
Carter’s is the leading brand in the zero to 10-year-old market in the United States, with particular strength in the zero to two-year-old segment. As of December 2021, our multi-channel business model enabled our Carter’s brands to maintain leading market share of approximately 10% in the zero to 10-year-old market, which represented nearly double the market share of the next largest brand. In addition, our Carter’s brands maintained the leading market position with approximately 21% in the zero to two-year-old baby market, which represented nearly four times the market share of the next largest brand, and maintained its leading market position with approximately 11% in the three to four-year-old toddler market, which represented approximately 1.5 times the market share of the next largest brand. The slight decrease in market share compared to fiscal 2020 is primarily due to our strategic focus on growing operating profitability, which increased more than the sales growth in the overall market.
The focus of the OshKosh brand is high-quality playclothes, including denim apparel products with multiple wash treatments and coordinating garments, overalls, woven bottoms, knit tops, and bodysuits for everyday use. Our OshKosh brand is generally positioned towards an older age segment and at slightly higher average prices relative to the Carter’s brand. We believe our OshKosh brand has significant brand name recognition, which consumers associate with high-quality, durable, and authentic playclothes for young children. As of December 2021, our OshKosh brand’s market share was approximately 1% of the zero to 10-year-old apparel market in the United States.
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
We believe that we continue to strengthen our brand image with the consumer by differentiating our products through fabric and material improvements, new artistic applications, new packaging and presentation strategies, and marketing. We also attempt to differentiate our products and presentation through in-store fixturing, branding, signage, photography, and advertising, both in our stores and on our websites, as well as with our major wholesale customers.
Licensed Products
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Carter’s My First Love brands to partners to expand our product offerings to include footwear, outerwear, accessories (such as hair accessories and jewelry), toys, paper goods, home décor, cribs and baby furniture, and bedding. These licensing partners develop and sell products through our multiple sales channels, while leveraging our brand strength, customer relationships, and designs. Licensed products provide our customers with a range of lifestyle products that complement and expand upon our baby and young children’s apparel offerings. Our license agreements require strict adherence to our quality and compliance standards and provide for a multi-step product approval process. We work in conjunction with our licensing partners in the development of their products to ensure that they fit within our brand vision of high-quality products at attractive prices to provide value to the consumer.
We also partner with other brand owners to further expand our product offerings, including apparel with collegiate and professional sport teams’ logos.
Skip Hop
Under our Skip Hop brand, we design, source, and market products that are sold primarily to families with young children. Our Skip Hop brand is best known for its diaper bags, which we believe combine innovative functionality with attractive design. The Skip Hop brand offering also includes products for playtime, travel, mealtime, kid’s bags, bath time, and home gear.
We believe Skip Hop is a global lifestyle brand. Skip Hop’s core philosophy and positioning begins and ends with its brand promise -- “Must-Haves * Made Better.” This reflects the brand’s goal of creating innovative, smartly designed, and highly functional essentials for parents, babies, and toddlers. The Skip Hop team includes both an in-house design and a creative team, each of which is dedicated to meeting that goal. We carry Skip Hop brand products in our retail stores, and have made investments in in-store fixturing, branding, and signage packages, along with digital advertising, to further strengthen the position of the Skip Hop brand.
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
Each of our stores carries an assortment of Carter’s, OshKosh, and/or Skip Hop branded products, as well as other products, depending on the store and location. As of the end of fiscal 2021, our stores averaged approximately 5,000 square feet per location, ranging from on average approximately 4,300 square feet for our formerly single-branded stores to approximately 7,400 square feet for our stores that consist of adjacent and connected Carter’s and OshKosh stores. As of the end of fiscal 2021, in the United States we operated 751 stores.
We regularly assess potential new retail store locations and closures based on demographic factors, retail adjacencies, competitive factors, and population density as part of a rigorous real estate portfolio optimization process.
We also sell our products through our U.S. eCommerce websites at www.carters.com, www.oshkoshbgosh.com, www.oshkosh.com, and www.skiphop.com, and our mobile application.
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
Our Carter’s brand wholesale customers in the United States include major retailers, such as, in alphabetical order, buybuy BABY, Costco, Kohl’s, and Macy’s. Additionally, we sell our Child of Mine exclusive brand at Walmart, our Just One You exclusive brand at Target, and our Simple Joys exclusive brand on Amazon.
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
International
Our International segment includes sales of our products through our retail stores and eCommerce sites in Canada and Mexico. As of the end of fiscal 2021, in Canada we operated 186 co-branded Carter’s and OshKosh retail stores and an eCommerce site at www.cartersoshkosh.ca, and in Mexico we operated 43 retail stores and an eCommerce site at www.carter.com.mx.
Our International segment includes sales of our products to wholesale accounts outside of the United States, such as, in alphabetical order, Amazon, Costco, and Walmart.
In addition, we license our Carter’s and OshKosh brands to international customers that sell our products through branded retail and online stores, as well as to wholesale customers, within their licensed territories. Our International segment includes sales of our products to these licensees, and royalty income based on sales made by certain licensees. As of the end of fiscal 2021, we had approximately 38 international licensees who operated in over 90 countries.
Our Customer and Marketing Strategy
For all of our brands, our marketing is predominantly focused on driving brand preference and engagement with first-time parents, experienced parents, and gift-givers, including through strengthening and evolving our digital programs. Our omni-channel approach allows the customer to experience our brands as a seamless shopping experience in the channel of their choice. In fiscal 2019, we launched capabilities in the United States to allow our customers to buy on-line and pick-up in store, complementing our existing buy-on-line, ship-to-store and in-store buy on-line services. In fiscal 2020, we enhanced and expanded our omni-channel capabilities in the United States, including curbside pick-up at our retail stores and buy-on-line, deliver-from-store. In fiscal 2021, we expanded our omni-channel capabilities further by implementing omni-channel programs in our retail stores in Canada.
We operate our Rewarding Moments loyalty and rewards program in the United States to drive customer traffic, sales, and brand loyalty. This program is integrated across our U.S. retail stores and online businesses. During fiscal 2021, our U.S. retail sales were predominantly made to customers who are members of Rewarding Moments.
In fiscal 2019, we launched a new Carter’s credit card program in the United States. The Carter’s credit card complements and enhances our existing Rewarding Moments loyalty program and provides new benefits for our customers, including free shipping on every eCommerce order, double Rewarding Moments points, and exclusive cardholder-only events.
Our investments in marketing, our loyalty program, and new consumer-facing technologies are focused on acquiring new customers, developing stronger relationships with our existing customers, and extending their connections with our brands. Our goal is to have the most top-of-mind, preferred brands in the young children’s apparel market and to connect with a diverse, digitally savvy customer.
Our Global Sourcing Network
We do not own any raw materials or manufacturing facilities. We source all of our garments and other products from a global network of third-party suppliers, primarily located in Asia. We source the remainder of our products primarily through North America, Africa, and Central America. During fiscal 2021, approximately 74% of our product was sourced from Cambodia, Vietnam, Bangladesh, and China, and approximately 80% of the fabric that was used in the manufacture of our products was sourced from China, with the remainder primarily from Thailand and Taiwan.
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
Corporate Social Responsibility
We have adopted a factory on-boarding program that allows us to assess each factory’s compliance with our social responsibility standards before we place orders for product with that factory, including factories utilized by companies that we may acquire. Additionally, we regularly assess the manufacturing facilities we use through periodic on-site facility inspections, including the use of independent auditors to supplement our internal staff. We use audit data and performance results to suggest improvements when necessary, and we integrate this information into our on-going sourcing decisions. Our vendor code of conduct, with which we require our factories to comply, outlines our standards for supplier behavior in creating a fair and safe workplace, and covers employment practices, such as wages and benefits, working hours, health and safety, working age, and discriminatory practices, as well as environmental, ethical, and other legal matters. In addition, our social responsibility policy establishes our expectations for our global suppliers and guides our oversight. This policy is derived from the policies, standards, and conventions of the International Labor Organization, and includes a commitment to the Universal Declaration of Human Rights.
Our Global Distribution Network
The majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third-party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment based upon needs, costs, and timing considerations.
In the United States, we operate two distribution centers in Georgia: an approximately 1.1 million square-foot multi-channel facility in Braselton and a 0.5 million square-foot facility in Stockbridge. We also outsource distribution activities to third-party logistics providers located in California. Our distribution center activities include receiving finished goods from our vendors, inspecting those products, preparing them for retail and wholesale presentation, and shipping them to our wholesale customers, retail stores, and eCommerce customers.
Internationally, we operate directly or outsource our distribution activities to third-party logistics providers in Canada, China, Mexico, and Vietnam to support shipment to the United States, as well as our international wholesale accounts, international licensees, international eCommerce operations, and Canadian and Mexican retail store networks.
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
Human Capital Resources
As of the end of fiscal 2021, we had approximately 15,900 employees globally. Of these, approximately 12,200 of our employees worked in our retail stores across North America, 2,200 employees worked in our distribution centers, and 1,500 employees worked in our various corporate offices around the world. Approximately 13,000 employees worked in the United States, 2,200 employees worked in Canada, 350 employees worked in Mexico, and 350 employees worked in other countries, including Hong Kong. As of the end of fiscal 2021, approximately 150 employees were unionized employees, all of whom were in Mexico. We believe we have good labor relationships with our employees.
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
•Inspire Innovation

•Succeed Together
•Invest in People
We believe that to succeed as a business and to positively impact families and our communities, we must first create and maintain an inclusive, supportive workplace culture that fosters high employee engagement. We believe deeply in developing our employees and offer numerous formal training opportunities as well as ongoing informal on-the-job learning, including:
•mentoring, reverse mentoring, and executive development programs that nurture emerging talent and facilitate cross-generational knowledge sharing, benefiting employees at all stages of their careers;
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
Health and Safety
We maintain a safety culture with the goal of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events by reducing their frequency and severity. We also review and monitor our performance closely. In response to the ongoing COVID-19 pandemic, we have implemented and continue to implement safety measures in all our facilities to protect our customers and employees, including ensuring social distancing, frequent cleaning, and use of personal protective equipment for all in our retail stores, and maintaining safe working distances and conditions at our distribution centers.
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
Global crises, including political instability or other global events that result in the disruption of trade, the production and distribution of our products, or our sales operations, have had and may in the future have a significant adverse effect on our business, financial condition, and results of operations.
For example, in December 2019, an outbreak of a new strain of coronavirus (including variants, “COVID-19”) began in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a pandemic and a national emergency was declared in the United States and many other countries. National, state, and local governments and private entities mandated and continue to mandate various restrictions as new waves of the pandemic and new strains of the virus spread across the globe, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption of the financial and retail markets, including increased unemployment rates and a disruption in consumer demand for baby and children’s clothing and accessories. As a result, the COVID-19 pandemic and related measures taken to contain the spread of COVID-19 have had, and will likely continue to have, a significant adverse effect on our business, financial condition, and results of operations. The extent to which COVID-19 impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the effectiveness and availability of vaccines and boosters, and the efficacy, scope, and duration of other actions to limit the spread of COVID-19 or treat its impact, among others.
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
Both retail and wholesale consumer demand for young children’s apparel and accessories, specifically brand name apparel products, is affected by the overall level of consumer spending. Overall spending in the market is affected by a number of global and macroeconomic factors, such as overall economic conditions and employment levels, uncertainty in the political climate, gasoline and utility costs, business conditions, availability of consumer credit, tax rates, the availability of tax credits, interest rates, inflationary pressures, levels of consumer indebtedness, foreign currency exchange rates, weather, and overall levels of consumer confidence. We have experienced many of these factors due to the ongoing COVID-19 pandemic and the related responses of national, state, and local government and public health officials. Furthermore, any increases in consumer discretionary spending during times of crisis may be temporary, such as those related to government stimulus programs, including programs specifically targeted to assist families with young children. Additionally, birth rate fluctuations, which in turn affect the number of customers that are acquired and retained, can have a material impact on consumer spending and our business. For instance, in recent years we have seen a reduction in the birth rate in the United States, and a reduction in the size of the market for young children’s apparel and accessories. Reductions, or lower-than-expected growth, in the level of discretionary or overall consumer spending may have a material adverse effect on our sales and results of operations.
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
We currently rely on a combination of trademark, unfair competition, and copyright laws, as well as licensing and vendor arrangements, to establish and protect our intellectual property assets and rights. The steps taken by us or by our licensees and vendors to protect our proprietary rights may not be adequate to prevent either the counterfeit production of our products or the infringement of our trademarks or proprietary rights by others. In addition, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights and where third parties may have rights to conflicting trademarks, and it may be more difficult for us to successfully challenge the use of our proprietary rights by other parties in those countries. If we fail to protect and maintain our intellectual property rights, the value of our brands could be diminished, and our competitive position may suffer. Further, third parties may assert intellectual property claims against us, particularly as we expand our business geographically or through acquisitions, and any such claim could be expensive and time consuming to defend, regardless of its merit. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products, which could have an adverse effect on our results of operations.
The value of our brands, and our sales, could be diminished if we are associated with negative publicity, including through actions by our employees, and our vendors, third-party manufacturers, and licensees, over whom we have limited control.
Although we maintain policies with our employees, vendors, third-party manufacturers, and licensees that promote ethical business practices, and our employees, agents, and third-party compliance auditors periodically visit and monitor the operations of these entities, we do not control our vendors, third-party manufacturers, or licensees, or their practices. A violation of our vendor policies, licensee agreements, health and safety standards, labor laws, anti-bribery laws, or other policies or laws by these employees, vendors, third-party manufacturers, or licensees could damage the image and reputation of our brands and could subject us to liability. As a result, negative publicity regarding us or our brands or products, including licensed products, could adversely affect our reputation and sales. Further, while we take steps to ensure the reputations of our brands are maintained through license and vendor agreements, there can be no guarantee that our brand image will not be negatively affected through its association with products or actions of our licensees or vendors.
We may experience delays, product recalls, or loss of revenues if our products do not meet our quality standards.
From time to time, we receive shipments of product from our third-party vendors that fail to conform to our quality control standards. A failure in our quality control program may result in diminished inventory levels and product quality, which in turn may result in increased order cancellations and product returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. In addition, products that fail to meet our standards, or other unauthorized products, could end up in the marketplace without our knowledge. This could materially harm our brand and our reputation in the marketplace.
Risks Related to Operating a Global Business
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can.
The global baby and young children’s apparel and accessories market is very competitive and includes both branded and private label manufacturers. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers including in certain instances some of our wholesale accounts. Some of our competitors have greater financial resources and larger customer bases than we have. As a result, these competitors may be able to adapt to changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their products, and adopt more aggressive pricing strategies than we can.
Financial difficulties for, or the loss of one or more of, our major wholesale customers could result in a material loss of revenues.
A significant amount of our business is with our wholesale customers. For fiscal 2021, we derived approximately 32% of our consolidated net sales from our U.S. Wholesale segment and approximately 32% of our consolidated net sales from our top ten wholesale customers. As of the end of fiscal 2021, approximately 80% of our gross accounts receivable were from our ten largest wholesale customers, with three of these customers having individual receivable balances in excess of 10% of our total accounts receivable. Furthermore, we do not enter into long-term sales contracts with our major wholesale customers, relying instead on product performance, long-standing relationships, and our position in the marketplace.
As we have experienced in the past, we face the risk that if one or more of these customers significantly decreases their business or terminates their relationship with us as a result of financial difficulties (including bankruptcy or insolvency), competitive forces, consolidation, reorganization, or other reasons, then we may have significant levels of excess inventory that we may not be able to place elsewhere, a material decrease in our sales, or material impact on our operating results. In addition, our reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make payments may prove not to be sufficient if any one or more of our customers are unable to meet outstanding obligations to us, which could materially adversely affect our operating results. If the financial condition or credit position of one or more of our customers were to deteriorate, or such customer fails, or is unable to pay the amounts owed to us in a timely manner, this could have a significant adverse impact on our business and results of operations.
Our retail success is dependent upon identifying locations and negotiating appropriate lease terms for retail stores.
A significant portion of our revenues is through our retail stores in leased retail locations across the United States, Canada, and Mexico. Successful operation of a retail store depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to generate profitable store sales volumes. If we are unable to identify new retail locations with consumer traffic sufficient to support a profitable sales level, our retail growth may be limited. Some new stores may be located in areas where we have existing sales channels. Increasing the number of stores in these markets may result in inadvertent diversion of customers and sales from our existing sales channels in the same market, thereby negatively affecting our results of operations. Further, if existing stores do not maintain a sufficient customer base that provides a reasonable sales volume or we are unable to negotiate appropriate lease terms for the retail stores, there could be a material adverse impact on our sales, gross margin, and results of operations. In addition, if consumer shopping preferences transition more from brick-and-mortar stores to online retail experiences, with us or other retailers, any increase we may see in our eCommerce sales may not be sufficient to offset the decreases in sales from our brick-and-mortar stores.
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
The successful operation of our eCommerce business as well as our ability to provide a positive shopping experience that will generate orders and drive subsequent visits depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Risks associated with our eCommerce business in the United States, Canada, and Mexico include:
•the failure of the computer systems, including those of third-party vendors, that operate our eCommerce sites and mobile applications, including, among others, inadequate system capacity, service outages, computer viruses, human error, changes in programming, security breaches, system upgrades or migration of these services to new systems;
•disruptions in telecommunications services or power outages;
•reliance on third parties for computer hardware and software, as well as delivery of merchandise to our customers on-time and without damage;
•limitations of shipping volumes which may be imposed by service providers;
•rapid technology changes;
•the failure to deliver products to customers on-time and within customers’ expectations;
•credit or debit card, or other electronic payment-type, fraud, or disruptions in payment systems;

•the diversion of sales from our physical stores;
•natural disasters or adverse weather conditions;
•changes in applicable federal, state and international regulations;
•liability for online content; and
•consumer privacy concerns and regulation.
Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands, which could adversely affect our business and results of operations. In addition, in fiscal 2021 we experienced a decrease in net sales in our eCommerce channel compared to fiscal 2020. Our eCommerce business may continue to be negatively impacted if consumers shift back to traditional brick-and-mortal retail after the COVID-19 pandemic.
Profitability and our reputation and relationships could be negatively affected if we do not adequately forecast the demand for our products and, as a result, create significant levels of excess inventory or insufficient levels of inventory.
There can be no assurance that we will be able to successfully anticipate changing consumer preferences and product trends or economic conditions and, as a result, we may not successfully manage inventory levels to meet our future order requirements. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of product required to meet the demand. Inventory levels in excess of consumer demand may result in inventory write-downs (which occurred, for example, in the first quarter of fiscal 2020 due to the COVID-19 pandemic) and the sale of excess inventory at discounted prices, which could have an adverse effect on the image and reputation of our brands and negatively impact profitability. On the other hand, if we underestimate demand for our products, our third-party manufacturers may not be able to produce products to meet consumer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and relationships. These risks could have a material adverse effect on our brand image, as well as our results of operations and financial condition.
Our profitability may decline as a result of increasing pressure on margins, including deflationary pressures on our selling prices and increases in production costs and costs to serve.
The global apparel industry is subject to pricing pressure caused by many factors, including intense competition, the promotional retail environment, and changes in consumer demand. The demand for baby and young children’s apparel and accessories in particular may also be subject to other external factors, such as general inflationary pressures, as well as the costs of our products, which are driven in part by the costs of raw materials (including cotton and other commodities), labor, fuel, transportation and duties, any increases in mandatory minimum wages, and the costs to deliver those products to our customers. If external pressures, including deflation, cause us to reduce our sales prices and we fail to sufficiently reduce our product costs or operating expenses, or if we are unable to fully optimize prices or pass on increased costs to our customers, our profitability could decline. Additionally, while deflation could positively impact our product costs, it could have an adverse effect on our average selling prices per unit, resulting in lower sales and operating results. This could have a material adverse effect on our results of operations, liquidity, and financial condition.
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw materials, labor, and transportation costs, which may impact our expenses and profitability.
We rely on vendors, distribution resources and transportation providers. In fiscal 2021 and the early part of 2022, the costs of raw materials, packaging materials, labor, energy, fuel, transportation, and other inputs necessary for the production and distribution of our products have rapidly increased. We also expect the pressures of input cost inflation to continue into 2022.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume, as consumers may choose less expensive options, or forego some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or operating results may be adversely affected.
Our revenues, product costs, and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.
We have operations in Canada, Mexico, and Asia, and our vendors, third-party manufacturers, and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has experienced significant volatility in recent years. While our business is primarily conducted in U.S. dollars, we source substantially all of our production from Asia, and we generate significant revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the businesses of our third-party manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates impact the amount of our reported sales and expenses, which could have a material adverse effect on our financial position, results of operations, and cash flows.
Our business could suffer a material adverse effect from unseasonable or extreme weather conditions, or other effects of climate change.
Our business is susceptible to unseasonable weather conditions, which could influence customer demand, consumer traffic, and shopping habits. For example, extended periods of unseasonably warm temperatures during the winter season or cool temperatures during the summer season have in the past and could in the future affect the timing of and reduce or shift demand for our products, and thereby could have an adverse effect on our operating results, financial position, and cash flows. In addition, extreme weather conditions in the areas in which our stores are located could negatively affect our business, operating results, financial position, and cash flows. For example, frequent or unusually heavy or intense snowfall, flooding, hurricanes, or other extreme weather conditions over an extended period have caused and could in the future cause our stores to close for a period of time or permanently, and could make it difficult for our customers to travel to our stores or to receive products shipped to them, which in turn could negatively impact our operating results.
In addition, there is concern that climate changes could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. These changes may increase the effects described above, and changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key materials, such as cotton. Public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation, and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
Risk Relating to Litigation
We are and may become subject to various claims and pending or threatened lawsuits, including as a result of investigations or other proceedings related to previously disclosed investigations.
We are subject to various claims and pending or threatened lawsuits in the course of our business, including claims that our designs infringe on the intellectual property rights of third parties. We are also affected by trends in litigation, including class action litigation brought under various laws, including consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. Reserves are established based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that management devote substantial time and expense to defend the Company. In the event we are required or determine to pay amounts in connection with any such claims or lawsuits, such amounts could exceed applicable insurance coverage, if any, or contractual rights available to us. As a result, such lawsuits could be significant and have a material adverse impact on our business, financial condition, and results of operations.
In addition, as previously reported, in 2009 the SEC and the U.S. Attorney’s Office began conducting investigations, with which we cooperated, related to customer margin support provided by us, including undisclosed margin support commitments and related matters. In December 2010, we entered into a non-prosecution agreement with the SEC pursuant to which the SEC agreed not to charge us with any violations of federal securities laws, commence any enforcement action against us, or require us to pay any financial penalties in connection with the SEC investigation of customer margin support provided by us, conditioned upon our continued cooperation with the SEC’s investigation and with any related proceedings. We have incurred, and may continue to incur, substantial expenses for legal services due to the SEC and U.S. Attorney’s Office investigations and any related proceedings. These matters may continue to divert management’s time and attention away from operations. We also expect to bear additional costs pursuant to our advancement and indemnification obligations to directors and officers under the terms of our organizational documents in connection with proceedings related to these matters. Our insurance may not provide coverage to offset all of the costs incurred in connection with these proceedings.

Risks Related to Cybersecurity, Data Privacy, and Information Technology
Our systems, and those of our third-party vendors, containing personal information and payment data of our retail store and eCommerce customers, employees, and other third parties could be breached, which could subject us to adverse publicity, costly government enforcement actions or private litigation, and expenses.
We rely on the security of our networks, databases, systems, and processes to protect our proprietary information and information about our customers, employees, and vendors, including customer payment information. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent data compromise and rely on commercially available systems, software, tools, and monitoring to provide security for our IT systems and the processing, transmission and storage of digital information. We have also outsourced elements of our IT systems, including to cloud-based solution vendors, and, as a result, a number of third-party vendors may or could have access to our confidential information. Our IT systems are vulnerable to damage or interruption from a variety of sources, including physical damage, telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism, and war, and we have experienced interruptions in the past. These systems, including our servers, are also vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information).
Cyber criminals are constantly devising schemes to circumvent information technology security safeguards and other retailers have recently suffered serious data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, while we have implemented security measures to protect our IT and data security infrastructure, our efforts to address these issues may not be successful.
If unauthorized parties gain access to our networks or databases, or those of our vendors, they may be able to steal, publish, delete, modify, or block our access to our private and sensitive internal and third-party information, including payment information and personally identifiable information. In such circumstances, we could be held liable to our customers, other parties, or employees as well as be subject to regulatory or other actions for breaching privacy law (including the E.U. General Data Protection Act and the California Consumer Privacy Act) or failing to adequately protect such information. This could result in costly investigations and litigation exceeding applicable insurance coverage or contractual rights available to us, civil or criminal penalties, operational changes, or other response measures, loss of consumer confidence in our security measures, and negative publicity that could adversely affect our financial condition, results of operations, and reputation. Further, if we are unable to comply with the security standards established by banks and the payment processing industry, we may be subject to fines, restrictions, and expulsion from payment acceptance programs, which could adversely affect our retail operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. If our IT systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially and adversely affected.
We are also reliant on the security practices of our third-party service providers, which may be outside of our direct control. The services provided by these third parties are subject to the same risk of outages, other failures and security breaches described above. If these third parties fail to adhere to adequate security practices, or experience a breach of their systems, the data of our employees and customers may be improperly accessed, used or disclosed. In addition, our third-party providers may take actions beyond our control that could harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating, or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions in our business, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Any loss or interruption to our systems or the services provided by third parties would adversely affect our business, financial condition, and results of operations.
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
We source substantially all of our products through a network of vendors primarily in Asia, principally coordinated by our Hong Kong sourcing office. Our global supply chain could be negatively affected due to a number of factors, including:
•political instability or other global events resulting in the disruption of operations or trade in or with foreign countries from which we source our products;
•the occurrence of a natural disaster, unusual weather conditions, or a disease epidemic in foreign countries from which we source our products;
•financial instability, including bankruptcy or insolvency, of one or more of our major vendors;
•the imposition of new laws and regulations relating to imports, duties, taxes, and other charges on imports, including those that the U.S. government has implemented and may further implement on imports from China;
•increased costs of raw materials (including cotton and other commodities), labor, fuel, and transportation;
•interruptions in the supply of raw materials, including cotton, fabric, and trim items;
•increases in the cost of labor in our sourcing locations;
•changes in the U.S. customs procedures concerning the importation of apparel products;
•unforeseen delays in customs clearance of any goods;
•disruptions in the global transportation network, such as a port strikes or delays, work stoppages or other labor unrest, capacity withholding, world trade restrictions, acts of terrorism, or war;
•the application of adverse foreign intellectual property laws;
•the ability of our vendors to secure sufficient credit to finance the manufacturing process, including the acquisition of raw materials;
•potential social compliance concerns resulting from our use of international vendors, third-party manufacturers, and licensees, over whom we have limited control;
•manufacturing delays or unexpected demand for products may require the use of faster, but more expensive, transportation methods, such as air-freight services; and
•other events beyond our control that could interrupt our supply chain and delay receipt of our products into the United States, Canada, and Mexico, as well as the ninety additional countries in which our international partners and international wholesale customers operate.
The occurrence of one or more of these events could result in disruptions to our operations, which in turn could increase our cost of goods sold, decrease our gross profit, or impact our ability to deliver to our customers. The COVID-19 pandemic has impacted and continues to impact global supply chain operations, causing delays in the production and transportation of our product. For example, in fiscal 2020 the COVID-19 pandemic had a material adverse effect on our sourcing operations, particularly in China and the rest of Asia, and has slowed our ability to import products into North America. In addition, in fiscal 2021, we experienced increased inbound transportation and freight costs, and we expect these increased costs to continue and to adversely impact our financial and operating results in fiscal 2022.
Also, in fiscal 2020 and 2021, the U.S. Government placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for human rights violations and took other significant steps to address the forced labor concerns in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China, including withhold release orders issued by U.S. Customs and Border Protection, (“US CBP”), which may in turn have an adverse effect on global supply chains, including our own supply chains for cotton and cotton-containing products, and the price of cotton in the marketplace. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain. Although we do not knowingly source any products from the XUAR and we have no known involvement with China’s Xinjiang Production and Construction Corporation (“XPCC”) or its affiliates, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found or suspected to have dealings, directly or indirectly, with XPCC or entities with which it may be affiliated. Additionally, our products have been and, in the future, could be held or delayed by the US CBP under the withhold release orders, which would cause delays and unexpectedly affect our inventory levels. Even if we were not subject to penalties, fines, or sanctions, if products we source are associated in any way to XPCC or the XUAR, our reputation could be damaged.
A relatively small number of vendors supply a significant amount of our products, and losing one or more of these vendors could have a material adverse effect on our business.
In fiscal 2021, we purchased approximately 54% of our products from ten vendors, of which approximately half comes from three vendors. Additionally, we estimate that approximately 80% of the fabric that is used in the manufacture of our products is sourced from China. We expect that we will continue to source a significant portion of our products from these vendors. We do not have agreements with our major vendors that would provide us with assurances on a long-term basis as to adequate supply or pricing of our products. If any of our major vendors decide to discontinue or significantly decrease the volume of products they manufacture for us, raise prices on products we purchase from them, or become unable to perform their responsibilities (e.g., if our vendors become insolvent or experience financial difficulties, manufacturing capacity constraints, significant labor disputes, or restrictions imposed by foreign governments) our business, results of operations, and financial condition may be adversely affected.
Labor or other disruptions along our supply chain may adversely affect our relationships with customers, reputation with consumers, and results of operations.
Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at third-party factories where our goods are produced, the shipping ports we use, or within our transportation carriers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing times. For example, we source a significant portion of our products through a single port on the west coast of the United States. Work slowdowns and stoppages relating to labor agreement negotiations involving the operators of this west coast port and unions have in the past resulted in a significant backlog of cargo containers entering the United States. We have also shifted some of our product deliveries to other ports of entry which may experience volume increases that may create delays at these ports that did not exist before we, and others, shifted significant volume to them. Further, in the past, the insolvency of a major shipping company has also had an effect on our supply chain. As a result, we have in the past experienced delays in the shipment of our products. In the event that these slow-downs, disruptions or strikes occur in the future in connection with labor agreement negotiations or otherwise, it may have a material adverse effect on our financial position, results of operations, or cash flows.
Our inability to effectively source and manage inventory could negatively impact our ability to timely deliver our inventory supply and disrupt our business, which may adversely affect our operating results.
We source all of our products from a global network of third-party suppliers. If we experience significant increases in demand, or need to replace an existing vendor or shift production to vendors in new countries, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new vendors, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in producing our products and adhering to our quality control standards. In the event of a significant disruption in the supply of the fabrics or raw materials (including cotton) used by our vendors in the manufacture of our products, such as an inability to source from a particular vendor or geographic region, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could have a material adverse effect on our operating results or cash flows.

Additionally, the nature of our business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels, and to support our retail omni-channel strategies, including our buy on-line and pick-up in store program. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases and allocations to our sales channels. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins, and too little inventory may result in lost sales.
Our Braselton, Georgia distribution facility handles a large portion of our merchandise distribution. If we encounter problems with this facility, our ability to deliver our products to the market could be adversely affected.
We handle a large portion of our merchandise distribution for our U.S. stores and our eCommerce operations from our facility in Braselton, Georgia. Our ability to meet consumer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on proper operation of this facility. If we are not able to distribute merchandise to our stores or customers because we have exceeded our capacity at our distribution facility (such as a high level of demand during peak periods) or because of natural disasters, health issues, accidents, system failures, disruptions, or other events, our sales could decline, which may have a materially adverse effect on our earnings, financial position, and our reputation. We experienced an increase of COVID-19 cases in this facility in connection with the Delta and Omicron variants, which negatively affected and may continue to negatively affect capacity. Additionally, we have experienced significant competition in hiring employees for this facility, which we attribute to the impacts of COVID-19 and to increased competition and rising wages. To address this, we have increased wages and implemented other policies in order to retain existing employees and attract additional employees. These wage increases impacted our operating results. We are likely to continue to face challenges in hiring employees for this facility due to increased competition and we may incur additional employee-related costs, when necessary, which would impact our operating results. These staffing difficulties have caused and may in the future cause additional capacity constraints. Surges in COVID-19 cases among employees could also affect the capacity of this facility, and therefore our operating results. Additionally, if we are unable to adequately staff this facility to meet demand, or if the cost of such staffing is higher than projected due to competition, mandated wage increases, regulatory changes, or other factors, our operating results may be further harmed.
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
Our failure to comply with these various laws and regulations could have an adverse impact on our reputation, financial condition, or results of operations. In addition, these laws, regulations, and standards may change from time to time, and the complexity of the regulatory environment in which we operate may increase. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors, or agents, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect our business and results of operations. Also, our inability, or that of our vendors, to comply on a timely basis with regulatory requirements could result in product recalls, or significant fines or penalties, which in turn could adversely affect our reputation and sales, and could have an adverse effect on our results of operations. Issues with respect to the compliance of merchandise we sell with these regulations and standards, regardless of our culpability or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, product recalls, and increased costs.
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
Our ability to attract and retain qualified executive management, marketing, merchandising, design, sourcing, operations, including distribution center and retail store, and support function staffing is key to our success. We cannot be sure that we will be able to attract, retain, and motivate a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We have paid special bonuses across our workforce and have increased, and may continue to increase, our employee compensation and benefits levels in response to competition, as necessary. Our inability to retain personnel could cause us to experience business disruption due to a loss of historical knowledge and a lack of business continuity and may adversely affect our results of operations, financial position, and cash flows.
We may be unable to successfully integrate acquired businesses, and such acquisitions may fail to achieve the financial results we expected.
From time to time we may acquire other businesses as part of our growth strategy, such as our acquisitions of the Skip Hop brand and our Mexican licensee in fiscal 2017, and we may partially or fully fund future acquisitions by taking on additional debt. We may be unable to successfully integrate businesses we acquire and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations, particularly larger acquisitions, involves numerous risks, including harmonizing divergent technology platforms, diversion of our management attention, failure to retain key personnel and customers, and failure of the acquired business to be financially successful. In addition, we cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws, such as those relating to product safety, anti-bribery or anti-corruption. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquired business, we may be required to comply with laws and regulations that may differ from those of the jurisdictions in which our operations are currently conducted. Our inability to successfully integrate businesses we acquire, or if such businesses do not achieve the financial results we expect, may increase our costs and have a material adverse impact on our financial condition and results of operations.
Risks Related to Financial Reporting, Our Debt, and Tax
We may not achieve sales growth plans, profitability objectives, and other assumptions that support the carrying value of our intangible assets.
The carrying values of our goodwill and tradename assets are subject to annual impairment reviews as of the last day of each fiscal year or more frequently, if deemed necessary, due to any significant events or changes in circumstances. Estimated future cash flows used in these impairment reviews could be negatively affected if we do not achieve our sales plans and planned profitability objectives. Other assumptions that support the carrying value of these intangible assets, including a deterioration of macroeconomic conditions which would negatively affect the cost of capital and/or discount rates, could also result in impairment of the remaining asset values. For example, as of and for the first quarter of fiscal 2020, we recorded intangible asset impairments of $26.5 million and a goodwill impairment of $17.7 million based on forecasted financial information derived from the information reasonably available to us at the time given the unknown future impact of the COVID-19 pandemic. In addition, in the third quarter of fiscal 2019, we recorded a non-cash charge of $30.8 million relative to the impairment of our Skip Hop tradename, reflecting the effect of lower sales and profitability relative to the assumptions supporting the valuation of the tradename at acquisition. Any material impairment would adversely affect our results of operations.
We have substantial debt, which could adversely affect our financial health and our ability to obtain financing in the future and to react to changes in our business.
As of the end of fiscal 2021, we had $1.00 billion aggregate principal amount of debt outstanding (excluding $4.1 million of outstanding letters of credit), and $745.9 million of undrawn availability under our senior secured revolving credit facility after giving effect to $4.1 million of letters of credit issued under our senior secured revolving credit facility. As a result, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all.
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

In addition, both our senior secured revolving credit facility and, in certain circumstances, our indenture governing the senior notes contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments (including business acquisitions), pay dividends or distributions on our capital stock, engage in mergers, dispose of assets and use the proceeds from any such dispositions, and raise debt or equity capital to be used to repay other indebtedness when it becomes due. For example, provisions in our secured revolving credit facility as amended in May 2020 have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock through the date we deliver our financial statements and associated certificates relating to the third quarter of fiscal 2021, and could have the effect of restricting our ability to do so thereafter. These restrictions may limit our ability to engage in acts that may be in our long-term best interests, and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. In particular, we cannot guarantee that we will have sufficient cash from operations, borrowing capacity under our debt documents, or the ability to raise additional funds in the capital markets to pursue our growth strategies as a result of these restrictions or otherwise. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
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
Changes in regulatory, geopolitical, social or economic policies, treaties between the United States and other countries, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices. For example, our taxable income may be affected by new laws, rulings, initiatives, and other events, which may affect our business, financial condition, or results of operations in future periods, including:
•the CARES Act, which was enacted in March 2020, and which significantly affects U.S. taxation by providing a retention credit and eases limitations on certain deductions including interest due to potential volatility in 2020 taxable income;
•a 2018 U.S. Supreme Court ruling, under which states may have additional ability to tax entities operating in their state, but lacking physical presence;
•mandatory country by country reporting of revenue, employees and profits, and certain international initiatives (such as the Organisation for Economic Co-operation and Development (OECD)’s Base Erosion and Profit Shifting (BEPS)) that are focused on the equity of international taxation, which may ultimately result in a worldwide minimum tax, or more defined approach around global profit allocation between related companies operating in jurisdictions with disparate income tax rates; and
•tax revenue reductions as a result of the economic impact of the pandemic, which may lead to increases in state tax rates or the expansions of their tax base.

GENERAL RISK
Quarterly cash dividends and share repurchases are subject to a number of uncertainties, and may affect the price of our common stock.
Quarterly cash dividends and share repurchases under our share repurchase program have historically been part of our capital allocation strategy. Although we reinstated our share repurchase program in August 2021 and resumed payment of a quarterly dividend in the third quarter of fiscal 2021, in the first quarter of fiscal 2020 we suspended both our quarterly cash dividends and our share repurchase program due to the effects of the COVID-19 pandemic, and we are not required to declare dividends or make any share repurchases under our share repurchase program in the future. Decisions with respect to future dividends and share repurchases are subject to the discretion of our Board of Directors and will be based on a variety of factors, including restrictions under our secured revolving credit facility, market conditions, the price of our common stock, the nature and timing of other investment opportunities, changes in our business strategy, the terms of our financing arrangements, our outlook as to the ability to obtain financing at attractive rates, the impact on our credit ratings and the availability of domestic cash. A subsequent reduction or elimination of our cash dividend, or subsequent suspension or elimination of our share repurchase program could adversely affect the market price of our common stock. Additionally, there can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a summary of our principal owned and leased properties as of January 1, 2022.
Our corporate headquarters occupies 278,000 square feet of leased space in a building in Atlanta, Georgia. Our lease for that space expires in April 2030. In addition, our regional headquarters for Canada occupied leased space in a building in Mississauga, Ontario through May 31, 2021; we anticipate we will relocate that office to other leased space in Mississauga, Ontario in 2022. We also occupy leased space in Hong Kong, China, which serves as our principal sourcing office in Asia. We also lease other space in Georgia, and New York, as well as in Bangladesh, Cambodia, China, Mexico, and Vietnam that, depending on the site, serves as a sourcing, sales, or administrative office. We also own a 224,000 square foot facility in Griffin, Georgia.
Our largest distribution centers, which we lease, are located in Braselton, Georgia and Stockbridge, Georgia, and are 1.1 million and 0.5 million square feet, respectively, and supports all of our operating segments. We also lease additional space in or use third-party logistics providers in California, Canada, China, Mexico and Vietnam for warehousing and distribution purposes.
We also operate the following number of leased retail stores: 751 in the United States, 186 in Canada, and 43 in Mexico. Our average remaining lease term for retail store leases in the United States, Canada, and Mexico is approximately 3.4 years, excluding renewal options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Historical Stock Price and Number of Record Holders
Our common stock trades on the New York Stock Exchange (NYSE) under the trading symbol CRI. The last reported sale price per share of our common stock on February 18, 2022 was $88.48. On that date there were 174 holders of record of our common stock.
Open Market Share Repurchases
The following table provides information about shares repurchased during the fourth quarter of fiscal 2021:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of remaining shares that can be purchased under the plans or programs(2)

October 3, 2021 through October 30, 2021	887,349	$98.00	887,349	$453,227,014

October 31, 2021 through November 27, 2021	454,342	$104.86	453,205	$405,703,430

November 28, 2021 through January 1, 2022	531,166	$102.78	531,166	$351,109,063

Total	1,872,857	$101.02	1,871,720
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 1,137 shares surrendered between October 31, 2021 and November 27, 2021.
(2)In August 2021, we reinstated our previously suspended share repurchase program. As of August 19, 2021, total remaining capacity was $650.4 million. The authorization does not have a prescribed expiration date.
Share Repurchase Program
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of approximately $301.9 million remaining under previous authorizations.
The total remaining capacity under outstanding repurchase authorizations as of January 1, 2022 was approximately $351.1 million, exclusive of the February 2022 share repurchase authorization, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
We repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Number of shares repurchased	2,967,619	474,684	2,107,472
Aggregate cost of shares repurchased (dollars in thousands)	$299,339	$45,255	$196,910
Average price per share	$100.87	$95.34	$93.43
In the third quarter of fiscal 2021, we reinstated our common stock share repurchase program. We had previously announced the suspension of our common stock share repurchase program, in connection with the COVID-19 pandemic, at the end of the first quarter in fiscal 2020. Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at our discretion subject to restrictions under our revolving credit facility, market conditions, stock price, other investment priorities, and other factors.

Dividends
On February 24, 2022, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.75 per common share, payable on March 18, 2022 to shareholders of record at the close of business on March 8, 2022.
Our Board of Directors declared and we paid cash dividends of $0.60 per share in the first quarter of fiscal 2020. On May 1, 2020, in connection with the COVID-19 pandemic, our Board of Directors suspended our quarterly cash dividend. As a result, the Board of Directors did not declare and we did not pay cash dividends in the second, third, or fourth quarters of fiscal 2020, or in the first quarter of fiscal 2021. The Board of Directors declared and we paid cash dividends of $0.40 per share in each of the second and third quarters of fiscal 2021 and $0.60 per share in the fourth quarter of fiscal 2021. Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8 “Financial Statements and Supplementary Data” under Note 8, Long-Term Debt, to the consolidated financial statements.
Recent Sales of Unregistered Securities
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our results of operations and current financial condition. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this Annual Report on Form 10-K. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this Annual Report on Form 10-K.
For a comparison of our results for fiscal year 2020 to our results for fiscal year 2019 and other financial information related to fiscal year 2019, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, filed with the SEC on February 26, 2021.
Fiscal Years
Our fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2021, which ended on January 1, 2022, contained 52 weeks. Fiscal 2020, which ended on January 2, 2021, contained 53 weeks. Fiscal 2019, which ended on December 28, 2019, contained 52 weeks.
The 53rd week in fiscal 2020 contributed approximately $32.1 million of incremental consolidated revenue. Certain expenses increased in relationship to the additional revenue from the 53rd week, while other expenses, such as fixed costs and expenses incurred on a calendar-month basis, did not increase. Consolidated gross margin for revenue in the 53rd week was slightly lower than consolidated gross margin for fiscal 2020 due to increased promotional activity during the 53rd week.
Our Business
We are the largest branded marketer in North America of apparel exclusively for babies and young children. We own two of the most highly recognized and most trusted brand names in the children’s apparel industry, Carter’s and OshKosh B’gosh (or “OshKosh”). Our brand portfolio also includes Skip Hop, a leading baby and young child lifestyle brand, exclusive Carter’s brands developed for specific wholesale customers, and little planet, a brand focused on organic fabrics and sustainable materials.
Established in 1865, our Carter’s brand is recognized and trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14.
Established in 1895, OshKosh is a well-known brand, trusted by consumers for high-quality apparel and accessories for children in sizes newborn to 14, with a focus on playclothes for toddlers and young children. We acquired OshKosh in 2005.
Established in 2003, the Skip Hop brand re-thinks, re-energizes, and re-imagines durable necessities to create higher value, superior quality, and top-performing products for parents, babies, and toddlers. We acquired Skip Hop in 2017.
Additionally, Child of Mine, an exclusive Carter’s brand, is sold at Walmart; Just One You, an exclusive Carter’s brand, is sold at Target, and Simple Joys, an exclusive Carter’s brand, is available on Amazon.
Launched in 2021, the little planet brand focuses on sustainable clothing through the sourcing of mostly organic cotton as certified under the Global Organic Textile Standard. This brand includes a wide assortment of baby apparel and accessories, sleepwear, and gift bundles.
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. The baby and young children’s apparel market ages zero to 10 in the U.S. is approximately $31 billion. In this market, our Carter’s brands, including our exclusive brands, hold the #1 position with approximately 10% market share and our OshKosh brand has approximately 1% market share as of December 2021.
Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale sales channels, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. At the end of fiscal 2021, our channels included 980 retail stores, approximately 18,800 wholesale locations, and eCommerce websites in North America, as well as our international wholesale accounts and licensees who operate in over 90 countries.
We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. Our long-term growth strategy focuses on:
•providing the best value and experience in apparel and related products for young children;
•extending the reach of our brands; and
•improving profitability.
Segments
Our three business segments are: U.S. Retail, U.S. Wholesale, and International. These segments are our operating and reporting segments. Our U.S. Retail segment consists of revenue primarily from sales of products in the United States through our retail stores and eCommerce websites. Similarly, our U.S. Wholesale segment consists of revenue primarily from sales in the United States of products to our wholesale partners. Finally, our International segment consists of revenue primarily from sales of products outside the United States, largely through our retail stores and eCommerce websites in Canada and Mexico, and sales to our international wholesale customers and licensees. Additional financial and geographical information about our segments is contained in Item 8 “Financial Statements and Supplementary Data” and under Note 14, Segment Information, to the consolidated financial statements.
Gross Profit and Gross Margin
Gross profit is calculated as consolidated net sales less cost of goods sold less adverse purchase commitments (inventory and raw materials), net, and gross margin is calculated as gross profit divided by consolidated net sales. Cost of goods sold includes expenses related to the merchandising, design, and procurement of product, including inbound freight costs, purchasing and receiving costs, and inspection costs. Also included in costs of goods sold are the costs of shipping eCommerce product to end consumers. Retail store occupancy costs, distribution expenses, and generally all other expenses other than interest and income taxes are included in Selling, general, and administrative (“SG&A”) expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Our gross profit and gross margin may not be comparable to other entities that define their metrics differently.
Recent Developments
During fiscal 2020, the global pandemic caused by the spread of the novel strain of coronavirus (inclusive of variants, “COVID-19”) negatively affected the global economy, disrupted global supply chains, and created significant disruption of financial and retail markets, including a disruption in consumer demand for baby and children’s clothing and accessories. The COVID-19 pandemic has had, and will likely continue to have adverse effects on our business, financial condition, and results of operations. There is still potential further disruption to our business due to rolling lockdowns and other precautionary measures in the event of new strains or outbreaks. We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows. Refer to risks set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In fiscal 2021, the COVID-19 pandemic continued to impact our financial results.
For instance, the COVID-19 pandemic continues to impact supply chain operations, causing delays in the production and transportation of our product. To help mitigate production delays and meet consumer demand for our products, we have leveraged our strong relationships with our suppliers to shift production schedules when possible. To help mitigate the delay in the transportation of our product and to maintain our strong relationships with our customers, we spent considerably more than typical on inbound air freight, $33.6 million, in fiscal 2021 than in fiscal 2020. We expect these delays, and the increased costs to mitigate these delays, to continue and to adversely impact our financial results in fiscal 2022.
Additionally, in fiscal 2021 and the early part of 2022, the costs of raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products have rapidly increased. We also expect the pressures of input cost inflation to continue into 2022. We plan to offset these cost pressures through increases in the selling prices of some of our products, although these actions could have an adverse impact on demand.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume, as consumers may choose less expensive options, or forego some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, or operating results may be adversely affected.
Through disciplined inventory management processes, we were largely able to avoid the high inventory charges we took in fiscal 2020 as a result of disruptions related to the COVID-19 pandemic. In fiscal 2021, we successfully sold through our initial related pack and hold at prices generally above cost by selling through our retail channels at higher gross margins compared to “off-price” channels. As a result, our pack and hold inventory decreased almost 50.0% as of the end of fiscal 2021 compared to the end of fiscal 2020. However, to manage through supply chain delays and preserve strong margins, we decided to pack and hold certain late arriving inventory until future periods.
In fiscal 2020, we announced our plan to close approximately 25% of our stores in the United States, when leases come up for renewal or where there is a kick-out provision in the lease. We closed approximately 13%, or 110, of our stores in the United States in fiscal 2021, and we expect to close approximately 30 more stores in fiscal 2022. These retail store closures are primarily related to older, less profitable stores or stores in less trafficked shopping centers. We continue to look for new, profitable retail store locations that allow us to better serve customers, including our omni-channel customers. We do not expect to close as many stores as originally planned, and we are now planning on increasing our store count in the United States in fiscal 2022, with additional net store growth planned over the next five years to serve the needs of families with young children.
We continue to innovate and design products that consumers desire. In 2021, we launched the little planet brand, which focuses on sustainable clothing through the sourcing of mostly organic cotton as certified under the Global Organic Textile Standard. This brand includes a wide assortment of baby apparel and accessories, sleepwear, and gift bundles.
Fiscal Year 2021 Highlights
Unless otherwise stated, comparisons are to fiscal 2020.
•Consolidated net sales increased $462.1 million, or 15.3%, to $3.49 billion.
◦U.S. Retail store sales increased 29.1% primarily due to increased average selling prices per unit as a result of decreased promotions as our marketing strategy focused more on emotional marketing and increased retail store traffic in the United States as a result of progress in vaccinations and easing COVID-19 related restrictions. The passage of pandemic relief legislation in March 2021, including enhanced child tax credits, also contributed to this increase.
◦We closed approximately 110 less profitable retail stores in the United States in fiscal 2021. While these retail store closures negatively impacted total retail store sales, these closures helped improve our operating profitability. We focused on digital marketing and omni-channel capabilities in order to retain customers and to continue to serve their needs.
◦U.S. Wholesale sales increased 13.1%, primarily due to increased demand in our Carter’s brands, including our exclusive Carter’s brands. Demand from our wholesale customers has remained strong, and although we managed through supply chain and transportation delays, our sales were negatively impacted.
◦International sales increased 29.2% in fiscal 2021, primarily due to strong performance in our Canadian retail stores and eCommerce channels. Additionally, we saw significant growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19.
◦Our omni-channel programs continued to deliver growth as a result of our investments and enhancements in these programs, which included implementing omni-channel programs in Canada during fiscal 2021.
•Gross profit increased $348.8 million, or 26.6%, to $1.66 billion. Gross margin increased 430 basis points (“bps”) to 47.7%, primarily driven by higher consolidated net sales across our business segments, coupled with increased average selling prices per unit. Increased inbound transportation and inbound freight costs, including increased transportation rates and $33.6 million in inbound air freight, primarily related to the U.S. Wholesale segment, were partially offset by a release of adverse purchase commitments related to better than expected sales of inventory and utilization of fabric that were reserved for in fiscal 2020.
•SG&A expenses as a percentage of total net sales (“SG&A rate”) decreased 240 bps to 34.2%. The decrease in the SG&A rate was primarily driven by increased consolidated net sales and better leverage of retail store expenses as more sales shifted back to the retail stores. Additional drivers include decreased eCommerce fulfillment costs, decreased organizational restructuring charges, and decreased costs associated with the COVID-19 pandemic, which were partially offset by increased performance-based compensation expense. This increase in performance-based compensation, which includes bonuses, 401(k) contributions, and other incentive compensation, is an investment in rewarding and retaining our high quality employees, who have remained focused on providing the best value and experience in young children’s apparel.
•Operating income increased $307.2 million to $497.1 million, and operating margin increased 800 bps to 14.3%, primarily due to the factors discussed above and the recognition of $44.2 million in goodwill and indefinite-lived tradename assets impairments charges in fiscal 2020 that did not re-occur in fiscal 2021.
•Net income increased $230.0 million to $339.7 million, primarily due to the factors discussed above, partially offset by an increase in income taxes.
•Diluted net income per common share increased from $2.50 to $7.81.
•Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the first half of fiscal 2020, we believe that a better understanding of the profitability growth that has resulted from our strong product offerings, increased price realization, and productivity initiatives is obtained by comparing to our pre-pandemic results in fiscal 2019.
◦Compared to fiscal 2019, consolidated net sales decreased $32.8 million, or 0.9%, primarily due to decreased sales of our Carter’s brands as we focused on more profitable customers and decreased sales in our U.S. retail stores as a result of store closures throughout fiscal 2021. Despite the disruptions related to the COVID-19 pandemic, we improved on our average selling prices per unit, increased sales in our overall U.S. Retail segment partially due to investments in eCommerce and omni-channel capabilities, and saw meaningful growth in our exclusive Carter’s brands and in our International segment.
◦Compared to fiscal 2019, gross profit increased $153.7 million, or 10.2%, and gross margin increased 480 bps, primarily due to increased average selling prices per unit. These drivers were partially offset by the increased inbound transportation and inbound freight costs mentioned above.
◦Compared to fiscal 2019, operating income increased $125.2 million, or 33.7%, and operating margin increased 370 bps compared to fiscal 2019, primarily due to the increase in gross margin discussed above, partially offset by a 180 bps increase in SG&A rate. The increase in SG&A rate was primarily due to increased performance-based compensation expense, partially offset by better leverage of retail store expenses and the closure of less profitable stores in fiscal 2021. Fiscal 2019 was also impacted by a $30.8 million non-cash impairment charge related to the Skip Hop tradename in fiscal 2019 that did not re-occur in fiscal 2021.
•Inventories increased $48.5 million, or 8.1%, to $647.7 million primarily due to increased demand and increased in-transit inventory due to delays in the production and transportation of our products.
•Net cash provided by operating activities decreased $320.2 million, primarily due to a decrease in vendor payment terms.
•In fiscal 2021, we reinstated our common stock repurchase program and resumed paying cash dividends on our common shares. Under these return of capital initiatives, we returned $359.5 million to our shareholders, comprised of $299.3 million in share repurchases and $60.1 million in cash dividends. Compared to fiscal 2019, the return of capital to our shareholders increased 25.5%.

RESULTS OF OPERATIONS
2021 FISCAL YEAR ENDED JANUARY 1, 2022 (52 WEEKS) COMPARED TO 2020 FISCAL YEAR ENDED JANUARY 2, 2021 (53 WEEKS)
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal year ended
(dollars in thousands, except per share data)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	$ Change	% / bps Change
Consolidated net sales	$3,486,440	$3,024,334	$462,106	15.3%
Cost of goods sold	1,832,045	1,696,224	135,821	8.0%
Adverse purchase commitments (inventory and raw materials), net	(7,879)	14,668	(22,547)	nm
Gross profit	1,662,274	1,313,442	348,832	26.6%
Gross profit as % of consolidated net sales	47.7%	43.4%		430 bps
Royalty income, net	28,681	26,276	2,405	9.2%
Royalty income as % of consolidated net sales	0.8%	0.9%		(10) bps
Selling, general, and administrative expenses	1,193,876	1,105,607	88,269	8.0%
SG&A expenses as % of consolidated net sales	34.2%	36.6%		(240) bps
Goodwill impairment	—	17,742	(17,742)	nm
Intangible asset impairment	—	26,500	(26,500)	nm
Operating income	497,079	189,869	307,210	>100%
Operating income as % of consolidated net sales	14.3%	6.3%		800 bps
Interest expense	60,294	56,062	4,232	7.5%
Interest income	(1,096)	(1,515)	419	(27.7)%
Other expense, net	(409)	338	(747)	nm
Income before income taxes	438,290	134,984	303,306	>100%
Income tax provision	98,542	25,267	73,275	>100%
Effective tax rate(*)	22.5%	18.7%		380 bps
Net income	$339,748	$109,717	$230,031	>100%

Basic net income per common share	$7.83	$2.51	$5.32	>100%
Diluted net income per common share	$7.81	$2.50	$5.31	>100%
Dividend declared and paid per common share	$1.40	$0.60	$0.80	>100%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are considered not meaningful are denoted with "nm".
Consolidated Net Sales
Consolidated net sales increased $462.1 million, or 15.3%, to $3.49 billion in fiscal 2021. This increase was primarily driven by increased average selling prices per unit as a result of decreased promotions and increased retail store traffic. The passage of pandemic relief legislation in March 2021, including enhanced child tax credits, strong consumer reaction to our product offerings, increased demand with many of our wholesale customers, increased net sales in Canada as we continue to gain market share, and increased demand with our international wholesale partners as these partners began to recover from COVID-19 business disruptions also contributed to this increase. Higher sales in these channels were partially offset by decreased net sales in our domestic eCommerce channel as customer traffic rebounded in our stores. Fiscal 2020 was adversely impacted by the temporary closure of our retail stores in March, April, and May 2020 and reduced demand in our other businesses as a result of disruptions related to COVID-19.

The 53rd week in fiscal 2020 contributed approximately $32.1 million in additional consolidated net sales. Changes in foreign currency exchange rates used for translation in fiscal 2021, as compared to fiscal 2020, had a favorable effect on our consolidated net sales of approximately $20.0 million.
Gross Profit and Gross Margin
Our consolidated gross profit increased $348.8 million, or 26.6%, to $1.66 billion in fiscal 2021. Consolidated gross margin increased 430 bps to 47.7%.
The increase in consolidated gross profit and gross margin was primarily driven by higher consolidated net sales across our business segments, coupled with increased average selling prices per unit. Increased inbound transportation and inbound freight costs, including increased transportation rates and $33.6 million in inbound air freight, primarily related to the U.S. Wholesale segment, were partially offset by a release of adverse purchase commitments related to better than expected sales of inventory and utilization of fabric that were reserved in fiscal 2020. As a result of labor shortages, supply chain constraints, and inflation, we expect the increase in transportation rates to continue in fiscal 2022.
Royalty Income
Royalty income increased $2.4 million, or 9.2%, to $28.7 million in fiscal 2021, primarily due to increased licensee sales volume as our licensees recovered from business disruptions related to COVID-19.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses increased $88.3 million, or 8.0%, to $1.19 billion in fiscal 2021 while the SG&A rate decreased approximately 240 bps to 34.2%. The decrease in the SG&A rate was primarily driven by increased consolidated net sales and better leverage of retail store expenses as sales in retail stores rebounded from COVID-19 related disruptions in fiscal 2020. Additional drivers include decreased eCommerce fulfillment costs, decreased organizational restructuring charges, and decreased costs associated with the COVID-19 pandemic, which were partially offset by increased performance-based compensation expense. Organizational restructuring charges were $2.4 million in fiscal 2021 compared to $16.6 million in fiscal 2020.
Goodwill Impairment
During the first quarter of fiscal 2020, the Company’s market capitalization declined, and actual and projected sales and profitability decreased as a result of disruptions related to COVID-19. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 28, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $17.7 million during the first quarter of fiscal 2020 which was recorded to the Other International reporting unit in the International segment. This charge did not reoccur in fiscal 2021.
Intangible Asset Impairment
During the first quarter of fiscal 2020, actual and projected sales and profitability decreased as a result of disruptions related to COVID-19. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 28, 2020. Based upon the results of the impairment test, we recognized non-cash impairment charges of $15.5 million and $11.0 million during the first quarter of fiscal 2020 related to our OshKosh and Skip Hop tradename assets that were recorded in connection with the acquisition of OshKosh B’Gosh, Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. This charge did not reoccur in fiscal 2021.
Operating Income
Consolidated operating income increased $307.2 million to $497.1 million in fiscal 2021 and increased as a percentage of net sales by approximately 800 bps to 14.3%, primarily due to the factors discussed above.
Interest Expense
Interest expense increased $4.2 million, or 7.5%, to $60.3 million in fiscal 2021. Weighted-average borrowings for fiscal 2021 were $1.00 billion at an effective interest rate of 6.02%, compared to weighted-average borrowings for fiscal 2020 of $1.03 billion at an effective interest rate of 5.39%. The decrease in weighted-average borrowings was attributable to the absence of borrowings under our secured revolving credit facility during all of fiscal 2021, partially offset by the issuance of $500 million in principal amount of senior notes in May 2020. The increase in the effective interest rate was primarily due to the interest rate differential between our secured revolving credit facility and our senior notes.

Income Taxes
Our consolidated income tax provision increased $73.3 million to $98.5 million in fiscal 2021 and the effective tax rate increased approximately 380 bps to 22.5% in fiscal 2021 from 18.7% in fiscal 2020. The increased effective tax rate in fiscal 2021 primarily reflected a greater proportion of our income earned in the U.S., which has a higher tax rate than other jurisdictions income is generated.
Net Income
Our consolidated net income increased $230.0 million to $339.7 million in fiscal 2021, due to the factors previously discussed.
Results by Segment - Fiscal Year 2021 (52 Weeks) compared to Fiscal Year 2020 (53 Weeks)
The following table summarizes net sales and operating income, by segment, for the fiscal years ended January 1, 2022 and January 2, 2021:

	Fiscal year ended
(dollars in thousands)	January 1, 2022 (52 weeks)	% of consolidated net sales	January 2, 2021 (53 weeks)	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,899,262	54.5%	$1,671,644	55.3%	$227,618	13.6%
U.S. Wholesale	1,126,415	32.3%	996,088	32.9%	130,327	13.1%
International	460,763	13.2%	356,602	11.8%	104,161	29.2%
Consolidated net sales	$3,486,440	100.0%	$3,024,334	100.0%	$462,106	15.3%

Operating income (loss):		% of segment net sales		% of segment net sales
U.S. Retail	$368,221	19.4%	$146,806	8.8%	$221,415	>100%
U.S. Wholesale	195,369	17.3%	141,456	14.2%	53,913	38.1%
International	63,806	13.8%	(1,224)	(0.3)%	65,030	>100%
Unallocated corporate expenses	(130,317)	n/a	(97,169)	n/a	(33,148)	(34.1)%
Consolidated operating income	$497,079	14.3%	$189,869	6.3%	$307,210	>100%
Comparable Sales Metrics
As a result of the temporary store closures in fiscal 2020 in response to COVID-19, we have not included a discussion of fiscal 2021 retail comparable sales as we do not believe it is a meaningful metric during the period.
U.S. Retail
U.S. Retail segment net sales increased $227.6 million, or 13.6%, to $1.90 billion in fiscal 2021. The increase in net sales was primarily driven by increased retail store traffic due to more stores being open throughout fiscal 2021 compared to fiscal 2020 and increased average selling prices per unit as a result of decreased promotions. These drivers were partially offset by decreased net sales through our eCommerce channel. The 53rd week in fiscal 2020 contributed approximately $18.2 million in additional sales to the U.S. Retail segment.
As of January 1, 2022, we operated 751 retail stores in the U.S. compared to 864 in fiscal 2020. All stores were open as of January 1, 2022.
U.S. Retail segment operating income increased $221.4 million to $368.2 million, and operating margin increased 1,060 bps to 19.4%. The primary drivers of the increase in operating margin were a 600 bps increase in gross margin and a 390 bps decrease in SG&A rate. The increase in gross margin was primarily due to increased average selling prices per unit and a release of adverse purchase commitment reserves related to better than expected sales of inventory and utilization of fabric that were reserved in fiscal 2020. The decrease in the SG&A rate was primarily due to increased net sales, better leverage of retail store expenses due to increased store traffic, and decreased COVID-19 related charges, partially offset by increased performance-based compensation expense. Additional drivers include operating lease assets impairment charges in fiscal 2020 that did not reoccur in fiscal 2021 and decreased organizational restructuring expenses, partially offset by increased marketing expense. The increase in operating margin was also impacted by intangible assets impairment charges in fiscal 2020 that did not reoccur in fiscal 2021.
U.S. Wholesale
U.S. Wholesale segment net sales increased $130.3 million, or 13.1%, to $1.13 billion in fiscal 2021, primarily due to increased demand for our Carter’s brands, including our exclusive Carter’s brands. The 53rd week in fiscal 2020 contributed approximately $10.6 million in additional sales to the U.S. Wholesale segment.
U.S. Wholesale segment operating income increased $53.9 million, or 38.1%, to $195.4 million, and operating margin increased 310 bps to 17.3%. The primary drivers of the increase in operating margin were a 130 bps increase in gross margin, a 10 bps increase in royalty income, and a 100 bps decrease in SG&A rate. The increase in gross margin was primarily due to favorable customer mix, decreased inventory provisions, and a release of adverse purchase commitment reserves related to better than expected sales of inventory and utilization of fabric that were reserved in fiscal 2020, offset by increased inbound transportation and inbound freight costs. Additional drivers include increased average selling prices per unit and decreased product costs. The increase in royalty income was primarily due to increased licensee sales volume as our licensees recovered from business disruptions related to COVID-19. The decrease in the SG&A rate was primarily due to increased sales, decreased COVID-19 related charges, and decreased bad debt expense, partially offset by increased performance-based compensation expense and increased marketing expense. The increase in operating margin was also impacted by intangible assets impairment charges in fiscal 2020 that did not reoccur in fiscal 2021.
International
International segment net sales increased $104.2 million, or 29.2%, to $460.8 million in fiscal 2021. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $20.0 million favorable effect on International segment net sales. The increase in net sales was primarily driven by increased retail store traffic in Canada, growth in our Canadian eCommerce business due to increased demand and the introduction of omni-channel capabilities, and increased sales to our international partners. The 53rd week in fiscal 2020 contributed approximately $3.3 million in additional sales to the International segment.
As of January 1, 2022, we operated 186 retail stores in Canada, compared to 193 at the end of fiscal 2020. As of January 1, 2022, we operated 43 retail stores in Mexico, compared to 44 in fiscal 2020. Due to COVID-19 related disruptions, we temporarily closed a number of retail stores and reduced retail store operating hours throughout fiscal 2021.
International segment operating income was $63.8 million in fiscal 2021 compared to an operating loss of $1.2 million in fiscal 2020. Operating margin increased 1,410 bps to 13.8%. The increase in the operating margin was primarily attributable to a 440 bps increase in gross margin and a 400 bps decrease in the SG&A rate. The increase in gross margin was primarily due to increased average selling prices per unit and a release of adverse purchase commitment reserves related to better than expected sales of inventory and utilization of fabric that were reserved in fiscal 2020. The decrease in the SG&A rate was primarily due to increased net sales, better leverage of retail store expenses due to increased store traffic, and decreased COVID-19 related charges, partially offset by increased performance-based compensation expense. The operating loss in fiscal 2020 also included a $17.7 million goodwill impairment charge and intangible assets impairment charges in fiscal 2020 that did not reoccur in fiscal 2021.
Unallocated Corporate Expenses
Unallocated corporate expenses include corporate overhead expenses that are not directly attributable to one of our business segments and include unallocated accounting, finance, legal, human resources, and information technology expenses, occupancy costs for our corporate headquarters, and other benefit and compensation programs, including stock-based compensation.
Unallocated corporate expenses increased $33.1 million, or 34.1%, to $130.3 million in fiscal 2021. Unallocated corporate expenses, as a percentage of consolidated net sales, increased 50 bps to 3.7%. The increase as a percentage of consolidated net sales was primarily due to increased performance-based compensation expense, partially offset by increased net sales.
FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
Our ongoing cash needs are primarily for working capital, capital expenditures, interest on debt, and the return of capital to our shareholders. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity will fund our projected requirements for at least the next twelve months. However, these sources of liquidity may be affected by the COVID-19 pandemic and other events described in our risk factors, as discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
As discussed under the heading “Recent Developments” in Part II, Item 7 of this Annual Report on Form 10-K, we expect delays in the production and transportation of our product, and the increased costs to mitigate these delays, to continue and to adversely impact our financial results in fiscal 2022. We cannot predict the timing and amount of such impact.
As of January 1, 2022, we had approximately $984.3 million of cash and cash equivalents held at major financial institutions, including approximately $112.7 million held at financial institutions located outside of the United States. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States, and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at January 1, 2022 were $231.4 million compared to $186.5 million at January 2, 2021. The increase of $44.8 million, or 24.0%, primarily reflects increased wholesale customer demand and the timing of wholesale customer receipts, partially offset by improved days sales outstanding.
Inventories at January 1, 2022 were $647.7 million compared to $599.3 million at January 2, 2021. The increase of $48.5 million, or 8.1%, was primarily due to increased demand and increased in-transit inventory due to delays in production and transportation of our products, partially offset by decreased pack and hold inventory.
Accounts payable at January 1, 2022 were $407.0 million compared to $472.1 million at January 2, 2021. The decrease of $65.1 million, or 13.8%, is primarily due a decrease in vendor payment terms, which had been extended in fiscal 2020 in response to the COVID-19 pandemic.
Cash Flow
Net Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2021 was $268.3 million, compared to $588.5 million in fiscal 2020. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The decrease in net cash provided by operating activities was primarily due to a decrease in vendor payment terms, partially offset by increased profitability.
We facilitate a voluntary supply chain finance (“SCF”) program through participating financial institutions. This SCF program enables our suppliers to sell their receivables due from the Company to a participating financial institution at their discretion. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the SCF program. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. The amounts payable to participating financial institutions for suppliers who voluntarily participate in the SCF program are included in Accounts payable on our consolidated statement balance sheets. Payments made under the SCF program, like payments on other Accounts payable, are a reduction to our operating cash flow.
Net Cash Used in Investing Activities
Net cash used in investing activities was $32.4 million in fiscal 2021, compared to $31.5 million in fiscal 2020. This increase in net cash used in investing activities is primarily due to increased capital expenditures, partially offset by increased proceeds from sales of investments in marketable securities. Capital expenditures in fiscal 2021 primarily included $22.6 million for information technology initiatives, $9.1 million for omni-channel initiatives and our U.S. and international retail store openings and remodels, and $4.2 million for our distribution facilities.
We plan to invest approximately $65 million in capital expenditures in fiscal 2022, which primarily relates to U.S. and international retail store openings and remodels, strategic information technology initiatives, and investments in our distribution facilities.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $352.7 million in fiscal 2021, compared to net cash provided by financing activities of $324.8 million in fiscal 2020. This change in cash flow from financing activities was primarily due to an issuance of $500 million in principal amount of senior notes in May 2020, which did not reoccur in fiscal 2021, and an increase in the return of capital to our shareholders through common stock share repurchases and cash dividends in fiscal 2021.
Secured Revolving Credit Facility
As of January 1, 2022, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.1 million of outstanding letters of credit. As of January 2, 2021, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of January 1, 2022 and January 2, 2021, there was approximately $745.9 million and $745.0 million available for future borrowing, respectively. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
Terms of the Secured Revolving Credit Facility
Our secured revolving credit facility provides for an aggregate credit line of $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The credit facility matures on September 21, 2023. The facility contains covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
On May 4, 2020, through our wholly owned subsidiary, The William Carter Company (“TWCC”), we entered into Amendment No. 2 to our fourth amended and restated credit agreement (“Amendment No. 2”). Amendment No. 2 provided for, among other things, access to additional capital and increased flexibility under financial maintenance covenants, which we sought in part due to the unforeseen negative effects of the COVID-19 pandemic.
On April 21, 2021, through our wholly owned subsidiary, TWCC, we entered into Amendment No. 3 to our fourth amended and restated credit agreement (“Amendment No. 3”). Among other things, Amendment No. 3 provided that through the remainder of the Restricted Period, which ended on the date the we delivered our financial statements and associated certificates relating to the third quarter of fiscal 2021:
•we must have maintained a minimum liquidity (defined as cash-on-hand plus availability under the secured revolving credit facility) on the last day of each fiscal month of at least $950 million (the “Revised Liquidity Requirement”), which was increased by $250 million from $700 million; and
•we were permitted to make additional restricted payments, including to pay cash dividends and repurchase common stock, in an amount not to exceed $250 million, provided that (a) no default or event of default will have occurred and be continuing or would result from the payment and (b) after giving effect to the payment, we would have been in compliance with Revised Liquidity Requirement as of the last day of the most recent month.
Approximately $0.2 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 3 and is being amortized over the remaining term of the secured revolving credit facility.
As of January 1, 2022, our secured revolving credit facility returned to its pre-COVID 19 terms that were in effect prior to Amendment No. 2.
There were no weighted-average borrowings for fiscal 2021 compared to $212.2 million of weighted-average borrowings for fiscal 2020. The decrease in weighted-average borrowings for fiscal 2021 was due to the absence of borrowings under our secured revolving credit facility during fiscal 2021.
As of January 1, 2022, the interest rate margins applicable to the amended revolving credit facility were 1.125% for LIBOR rate and 0.125% for base rate loans. The effective interest rate for borrowings under the secured revolving credit facility during fiscal 2020 was 2.84%.
As of January 1, 2022, we were in compliance with our financial and other covenants under our secured revolving credit facility.
Senior Notes
As of January 1, 2022, TWCC had $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of

5.500% per annum, and maturing on May 15, 2025, and $500.0 million principal amount of senior notes outstanding, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. On our consolidated balance sheet, the $1.00 billion of outstanding senior notes as of January 1, 2022 is reported net of $8.6 million of unamortized issuance-related debt costs, and the $1.00 billion of outstanding senior notes as of January 2, 2021 is reported net of $10.5 million of unamortized issuance-related debt costs.
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
The indentures governing the senior notes include a number of covenants, that, among other things and subject to certain exceptions, restrict TWCC’s ability and the ability of certain of its subsidiaries to: (a) incur certain types of indebtedness that is secured by a lien; (b) enter into certain sale and leaseback transactions; and (c) consolidate or merge with or into, or sell substantially all of the issuer’s assets to, another person, under certain circumstances. Terms of the notes contain customary affirmative covenants and provide for events of default which, if certain of them occur, would permit the trustee or the holders of at least 25.0% in principal amount of the then total outstanding senior notes to declare all amounts owning under the notes to be due and payable. Carter’s, Inc. is not subject to these covenants.
Fiscal 2022 Debt Extinguishment
We intend to redeem our 5.500% senior notes in the first quarter of fiscal 2022, subject to market conditions, using cash on hand. Redemption of the 5.500% senior notes will require payment of an early redemption premium, which along with transaction fees and unamortized debt issuance costs is estimated to result in a loss on extinguishment of debt of approximately $21 million in the first quarter of fiscal 2022.
Share Repurchases
On February 24, 2022, our Board of Directors authorized share repurchases up to $1.00 billion, inclusive of approximately $301.9 million remaining under previous authorizations.
Open-market repurchases of our common stock during fiscal years 2021 and 2020 were as follows:

	For the fiscal year ended
	January 1, 2022	January 2, 2021
Number of shares repurchased	2,967,619	474,684
Aggregate cost of shares repurchased (dollars in thousands)	$299,339	$45,255
Average price per share	$100.87	$95.34
The total remaining capacity under outstanding repurchase authorizations as of January 1, 2022 was approximately $351.1 million, exclusive of the February 2022 share repurchase authorization, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
In the third quarter of fiscal 2021, we reinstated our common stock share repurchase program. We had previously announced the suspension of our common stock share repurchase program, in connection with the COVID-19 pandemic, at the end of the first quarter in fiscal 2020. Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at our discretion subject to restrictions under our revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
On February 24, 2022, the Company's Board of Directors authorized a quarterly cash dividend payment of $0.75 per common share, payable on March 18, 2022 to shareholders of record at the close of business on March 8, 2022.
Our Board of Directors declared and we paid cash dividends of $0.60 per share in the first quarter of fiscal 2020. On May 1, 2020, in connection with the COVID-19 pandemic, our Board of Directors suspended our quarterly cash dividend. As a result, the Board of Directors did not declare and we did not pay cash dividends in the second, third, or fourth quarters of fiscal 2020, or in the first quarter of fiscal 2021. The Board of Directors declared and we paid cash dividends of $0.40 per share in each of the second and third quarters of fiscal 2021 and $0.60 per share in the fourth quarter of fiscal 2021. Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our secured revolving credit facility, business conditions, our financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends on, or make future repurchases of, our common stock, as further described in Item 8 “Financial Statements and Supplementary Data” under Note 8, Long-Term Debt, to the consolidated financial statements.
Commitments
The following table summarizes as of January 1, 2022, the maturity or expiration dates of mandatory contractual obligations and commitments for the following fiscal years:

(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt	$—	$—	$—	$500,000	$—	$500,000	$1,000,000
Interest on debt(1)	55,625	55,625	55,625	41,875	28,125	14,063	250,938
Operating leases(2)	164,338	141,248	113,584	81,206	57,194	82,197	639,767
Other	231	211	—	—	—	—	442
Total financial obligations	$220,194	$197,084	$169,209	$623,081	$85,319	$596,260	$1,891,147
Letters of credit	4,059	—	—	—	—	—	4,059
Total financial obligations and commitments(3)(4)(5)	$224,253	$197,084	$169,209	$623,081	$85,319	$596,260	$1,895,206
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
(4)The table above excludes purchase obligations. Our estimate as of January 1, 2022 for commitments to purchase inventory in the normal course of business, which are cancellable (with or without penalty, depending on the stage of production) and span a period of one year or less, was between $550 million and $650 million.
(5)The table above excludes any potential future Company funding for obligations under our defined benefit retirement plans. Our estimates of such obligations as of January 1, 2022 have been determined in accordance with U.S. GAAP and are included in other current liabilities and other long-term liabilities on our consolidated balance sheet, as described in Item 8 “Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.
Liquidity Outlook
Based on our current outlook, we believe that cash generated from operations and available cash, together with amounts available under our secured revolving credit facility, will be adequate to meet our working capital needs and capital expenditure requirements for our longer-term strategic plans, although no assurance can be given in this regard.
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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. We record these reimbursements under cooperative advertising arrangements with certain of our major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. We have included the fair value of these arrangements of approximately $0.2 million for fiscal 2021, $0.5 million for fiscal 2020, and $3.1 million for fiscal 2019 as a component of SG&A expenses on our consolidated statements of operations, rather than as a reduction of net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of net sales.
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
Based upon our most recent annual assessment, performed as of January 1, 2022, using a qualitative assessment, there were no impairments in the values of goodwill or indefinite-lived or definite-lived intangible assets.
In the first quarter of fiscal 2020, the Company concluded that impairment indicators existed due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”) and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”). As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter’s, and Carter’s Mexico goodwill, respectively. The carrying value of the Company’s goodwill for the Other International reporting unit as of January 1, 2022 was $11.7 million.
The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets as of January 1, 2022 were $70.0 million and $15.0 million, respectively.

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
Based on our results for fiscal 2021, a hypothetical 100 bps increase in our effective tax rate would have resulted in an increase in our income tax expense of $4.4 million.
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
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily between the U.S. dollar and the currencies of Canada and Mexico, we may use foreign currency forward contracts to hedge purchases that are made in U.S. dollars, primarily for inventory purchases in our Canadian and Mexican businesses. As part of a hedging strategy, we may use foreign currency forward exchange contracts that typically have maturities of less than 12 months and provide continuing coverage throughout the hedging period. Historically, these contracts have not been designated for hedge accounting treatment, and therefore changes in the fair value of these contracts were recorded in our consolidated statement of operations. Such foreign currency gains and losses include the mark-to-market fair value adjustments at the end of each reporting period related to any open contracts, as well as any realized gains and losses on contracts settled during the reporting period. Fair values for open contracts are calculated by using readily observable market inputs (market-

quoted currency exchange rates), classified as Level 2 within the fair value hierarchy. At January 1, 2022, there were no unsettled foreign currency forward contracts.
Employee Benefit Plans
We sponsor a frozen defined benefit pension plan and other unfunded post-retirement plans. The defined benefit pension and post-retirement plans require an actuarial valuation to determine plan obligations, and related periodic costs. Plan valuations require economic assumptions, including expected rates of return on plan assets, discount rates to value plan obligations and employee demographic assumptions including mortality rates. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions. Actual results that differ from the actuarial assumptions are reflected as deferred gains and losses in Accumulated other comprehensive income (loss) within stockholder’s equity. Deferred gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or market value of assets are amortized to earnings over the average remaining life of inactive plan participants.
Any future obligation under our pension plan not funded from returns on plan assets are expected to be funded from cash flows from operations.
The most significant assumption used to determine the Company’s projected benefit obligation under its defined benefit plans is the discount rate. For further details on rates and assumptions, see Item 8 “Financial Statements and Supplementary Data” under Note 11, Employee Benefit Plans, to the consolidated financial statements.
Stock-Based Compensation Arrangements
We recognize the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. The fair value of stock awards is determined based on the quoted closing price of our common stock on the date of grant. The fair value of stock options is determined based on the Black-Scholes option pricing model, which requires the use of subjective assumptions. These assumptions include the following:
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in fiscal 2021, compared to fiscal 2020, had a $20.0 million favorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. As of January 1, 2022, there were no variable rate borrowings outstanding under the amended revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARTER’S, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Carter’s, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter’s, Inc. and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended January 1, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - U.S. Wholesale
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s U.S. wholesale revenue was $1,126,415 thousand for the year ended January 1, 2022. The Company relies on shipping terms to determine when performance obligations are satisfied. When goods are shipped to wholesale customers “FOB Shipping Point,” control of the goods is transferred to the customer at the time of shipment if there are no remaining performance obligations. The Company recognizes the revenue once control passes to the customer. The transaction price is the amount of consideration the Company expects to receive under the arrangement. The Company is required to estimate variable consideration (if any) and to factor that estimation into the determination of the transaction price. The Company may offer sales incentives to wholesale customers, including discounts.
The principal consideration for our determination that performing procedures relating to U.S. wholesale revenue recognition is a critical audit matter is the significant audit effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of U.S. wholesale revenue at the transaction price once control passes to the customer. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, including purchase orders, invoices, proof of shipment, and subsequent cash receipts, where applicable; ii) testing the completeness, accuracy, and occurrence of a sample of sales incentive transactions by obtaining and inspecting source documents, including support for the nature of the incentive, amount, and agreement with the customer; and iii) confirming a sample of outstanding customer invoice balances as of January 1, 2022 and obtaining and inspecting source documents, including invoices, proof of shipment, and subsequent cash receipts, where applicable, for confirmations not returned.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2022

We have served as the Company’s auditor since at least 1968. We have not been able to determine the specific year we began serving as auditor of the Company.

CARTER’S, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	January 1, 2022	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$984,294	$1,102,323
Accounts receivable, net of allowance for credit losses of $7,281 and $5,940, respectively	231,354	186,512
Finished goods inventories, net of inventory reserves of $14,378 and $14,206, respectively	647,742	599,262
Prepaid expenses and other current assets	50,131	57,927
Total current assets	1,913,521	1,946,024
Property, plant, and equipment, net	216,004	262,345
Operating lease assets	487,748	593,008
Tradenames, net	307,643	307,893
Goodwill	212,023	211,776
Customer relationships, net	33,969	37,510
Other assets	30,889	34,024
Total assets	$3,201,797	$3,392,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$407,044	$472,140
Current operating lease liabilities	147,537	185,152
Other current liabilities	176,449	135,240
Total current liabilities	731,030	792,532
Long-term debt, net	991,370	989,530
Deferred income taxes	40,910	52,770
Long-term operating lease liabilities	441,861	554,497
Other long-term liabilities	46,440	65,218
Total liabilities	$2,251,611	$2,454,547

Commitments and contingencies - Note 17

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding at January 01, 2022 and January 02, 2021	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 41,148,870 and 43,780,075 shares issued and outstanding at January 1, 2022 and January 2, 2021, respectively	411	438
Additional paid-in capital	—	17,752
Accumulated other comprehensive loss	(28,897)	(32,760)
Retained earnings	978,672	952,603
Total stockholders’ equity	950,186	938,033
Total liabilities and stockholders’ equity	$3,201,797	$3,392,580
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the fiscal year ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Net sales	$3,486,440	$3,024,334	$3,519,286
Cost of goods sold	1,832,045	1,696,224	2,008,630
Adverse purchase commitments (inventory and raw materials), net	(7,879)	14,668	2,106
Gross profit	1,662,274	1,313,442	1,508,550
Royalty income, net	28,681	26,276	34,637
Selling, general, and administrative expenses	1,193,876	1,105,607	1,140,515
Goodwill impairment	—	17,742	—
Intangible asset impairment	—	26,500	30,800
Operating income	497,079	189,869	371,872
Interest expense	60,294	56,062	37,617
Interest income	(1,096)	(1,515)	(1,303)
Other (income) expense, net	(409)	338	(217)
Loss on extinguishment of debt	—	—	7,823
Income before income taxes	438,290	134,984	327,952
Income tax provision	98,542	25,267	64,150
Net income	$339,748	$109,717	$263,802

Basic net income per common share	$7.83	$2.51	$5.89
Diluted net income per common share	$7.81	$2.50	$5.85
Dividend declared and paid per common share	$1.40	$0.60	$2.00
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the fiscal year ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Net income	$339,748	$109,717	$263,802
Other comprehensive income:
Unrealized gain (loss) on OshKosh defined benefit plan, net of (tax expense) or tax benefit of $(1,220), $680, and $(230) for the fiscal years 2021, 2020, and 2019, respectively	3,973	(2,197)	746
Unrealized (loss) gain on Carter’s post-retirement benefit obligation, net of tax benefit of $40, $39, and $150 for fiscal years 2021, 2020, and 2019, respectively	(115)	(144)	(483)
Foreign currency translation adjustments	5	5,215	6,442
Total other comprehensive income	3,863	2,874	6,705
Comprehensive income	$343,611	$112,591	$270,507
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the fiscal year ended
	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Cash flows from operating activities:
Net income	$339,748	$109,717	$263,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property, plant, and equipment	90,378	90,284	92,207
Amortization of intangible assets	3,730	3,715	3,747
Provisions for (recoveries of) excess and obsolete inventory, net(1)	4,042	4,866	(5,791)
Goodwill impairment	—	17,742	—
Intangible asset impairments	—	26,500	30,800
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	213	11,374	452
Amortization of debt issuance costs	3,052	2,372	1,437
Stock-based compensation expense	21,029	12,830	16,529
Unrealized foreign currency exchange loss (gain), net	371	361	(564)
Provisions for (recoveries of) doubtful accounts receivable from customers	1,345	6,072	(220)
Loss on extinguishment of debt	—	—	7,823
Unrealized gains on investments	(2,279)	(1,974)	(3,977)
Deferred income taxes benefit	(13,532)	(23,254)	(13,300)
Effect of changes in operating assets and liabilities:
Accounts receivable	(46,480)	58,275	8,121
Finished goods inventories(1)	(52,914)	(8,063)	(10,892)
Prepaid expenses and other assets	6,866	(8,558)	(9,782)
Accounts payable and other liabilities	(87,311)	286,235	6,823
Net cash provided by operating activities	$268,258	$588,494	$387,215

Cash flows from investing activities:
Capital expenditures	$(37,442)	$(32,871)	$(61,419)
Proceeds from sale of investments(2)	5,000	1,400	—
Disposals and recoveries from property, plant, and equipment	—	—	749
Net cash used in investing activities	$(32,442)	$(31,471)	$(60,670)

Cash flows from financing activities:
Proceeds from senior notes due 2025	$—	$500,000	$—
Proceeds from senior notes due 2027	—	—	500,000
Payment of senior notes due 2021	—	—	(400,000)
Premiums paid to extinguish debt	—	—	(5,252)
Payments of debt issuance costs	(223)	(7,639)	(5,793)
Borrowings under secured revolving credit facility	—	644,000	265,000
Payments on secured revolving credit facility	—	(744,000)	(361,000)
Repurchase of common stock	(299,339)	(45,255)	(196,910)
Dividends paid	(60,124)	(26,260)	(89,591)
Withholdings from vesting of restricted stock	(4,019)	(5,011)	(4,328)
Proceeds from exercise of stock options	10,995	9,008	14,490
Net cash (used in) provided by financing activities	$(352,710)	$324,843	$(283,384)

Net effect of exchange rate changes on cash and cash equivalents	(1,135)	6,146	1,073
Net (decrease) increase in cash and cash equivalents	$(118,029)	$888,012	$44,234
Cash and cash equivalents, beginning of fiscal year	1,102,323	214,311	170,077
Cash and cash equivalents, end of fiscal year	$984,294	$1,102,323	$214,311
(1)Cash flows for fiscal 2019 were revised to reflect the reclassification of $11.6 million related to the recoveries of excess and obsolete inventory.
(2)Cash flows for fiscal 2020 were revised to reflect the reclassification of $1.4 million proceeds from sale of investments from cash flows from operating activities to cash flows from investing activities.
See accompanying notes to the consolidated financial statements.

CARTER’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
Balance at December 29, 2018	45,629,014	$456	$—	$(40,839)	$909,816	$869,433
Exercise of stock options	274,960	3	14,487	—	—	14,490
Withholdings from vesting of restricted stock	(46,429)	—	(4,328)	—	—	(4,328)
Restricted stock activity	213,030	2	(2)	—	—	—
Stock-based compensation expense	—	—	16,529	—	—	16,529
Repurchases of common stock	(2,107,472)	(21)	(26,686)	—	(170,203)	(196,910)
Cash dividends declared and paid of $2.00 per common share	—	—	—	—	(89,591)	(89,591)
Comprehensive income	—	—	—	6,705	263,802	270,507
Reclassification of tax effects(*)	—	—	—	(1,500)	1,500	—
Balance at December 28, 2019	43,963,103	$440	$—	$(35,634)	$915,324	$880,130
Exercise of stock options	193,645	2	9,006	—	—	9,008
Withholdings from vesting of restricted stock	(47,337)	—	(5,011)	—	—	(5,011)
Restricted stock activity	145,348	1	(1)	—	—	—
Stock-based compensation expense	—	—	12,830	—	—	12,830
Repurchases of common stock	(474,684)	(5)	928	—	(46,178)	(45,255)
Cash dividends declared and paid of $0.60 per common share	—	—	—	—	(26,260)	(26,260)
Comprehensive income	—	—	—	2,874	109,717	112,591
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	178,803	1	10,994	—	—	10,995
Withholdings from vesting of restricted stock	(41,523)	—	(4,019)	—	—	(4,019)
Restricted stock activity	199,134	2	(2)	—	—	—
Stock-based compensation expense	—	—	21,029	—	—	21,029
Repurchases of common stock	(2,967,619)	(30)	(45,754)	—	(253,555)	(299,339)
Cash dividends declared and paid of $1.40 per common share	—	—	—	—	(60,124)	(60,124)
Comprehensive income	—	—	—	3,863	339,748	343,611
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Carter’s My First Love, little planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company’s own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Carter’s, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the Saturday in December or January nearest December 31. Every five or six years, our fiscal year includes an additional 53rd week of results. Fiscal 2021, which ended on January 1, 2022, contained 52 weeks. Fiscal 2020, which ended on January 2, 2021, contained 53 weeks. Fiscal 2019, which ended on December 28, 2019, contained 52 weeks.
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
Transaction Adjustments
The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include the impact of intercompany loans with foreign subsidiaries. Foreign currency transaction gains and losses are recognized in earnings, as a separate component of Other expense (income), net, within the consolidated statements of operations. Foreign currency transaction gains and losses related to intercompany loans with foreign subsidiaries that are of a long-term nature are accounted for as translation adjustments and are included in Accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposit accounts and cash management funds invested in U.S. government instruments. These investments are stated at cost, which approximates fair value. Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions; these amounts typically settle in less than five days. However, money market funds held in a rabbi trust that are being used as investments to satisfy the Company’s obligations under its deferred compensation plans are treated as investments and recorded in Other assets on the accompanying consolidated balance sheets.
Concentration of Cash Deposits Risk
As of January 1, 2022, the Company had approximately $984.3 million of cash and cash equivalents in major financial institutions, including approximately $112.7 million in financial institutions located outside of the United States. The Company maintains cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the U.S. and by similar insurers for deposits located outside the U.S. To mitigate this risk, the Company utilizes a policy of allocating cash deposits among major financial institutions that have been evaluated by the Company and third-party rating agencies as having acceptable risk profiles.
Accounts Receivable
Concentration of Credit Risk
In fiscal 2021, 2020, and 2019, no one customer accounted for 10% or more of the Company’s consolidated net sales.
At January 1, 2022, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 52% of total gross trade receivables outstanding. At January 2, 2021, three wholesale customers each had individual receivable balances in excess of 10% of gross accounts receivable, and the total receivable balances due from these three wholesale customers in the aggregate equaled approximately 69% of total gross trade receivables outstanding.
Valuation Accounts for Wholesale Accounts Receivable
Accounts Receivable Reserves
The Company’s accounts receivable reserves for wholesale customers include an allowance for expected credit losses and an allowance for chargebacks. The allowance for expected credit losses includes estimated losses resulting from the inability of our customers to make payments. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. The Company’s credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Provisions for the allowance for expected credit losses are reflected in Selling, general, and administrative (“SG&A”) expenses on the consolidated statement of operations and provisions for chargebacks are reflected as a reduction in Net sales on the consolidated statement of operations.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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
Discount rate - As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Renewal options - The Company evaluates the inclusion of renewal options on a lease by lease basis. In general, for leased retail real estate, the Company does not include renewal options in the underlying lease term.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. When fixed assets are sold or otherwise disposed of, the accounts are relieved of the original cost of the assets and the related accumulated depreciation or amortization and any resulting gain or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements from 15 to 26 years, retail store fixtures, equipment, and computers from 3 to 10 years. Leasehold improvements and fixed assets purchased under capital lease are amortized over the lesser of the asset life or related lease term. The Company capitalizes the cost of its fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over 3 years.
Internal-Use Software
The Company purchases software licenses from external vendors and also develops software internally using Company employees and consultants. Software license costs, including certain costs to internally develop software, that meet the applicable criteria are capitalized while all other costs are expensed as incurred. Capitalized software is depreciated or amortized on the straight-line method over its estimated useful lives, from 3 to 10 years. If a software application does not include a purchased license for the software, such as a cloud-based software application, the arrangement is accounted for as a service contract. Cloud computing implementation costs incurred in a hosting arrangement that is a service contract and that meet the applicable criteria are capitalized and reported in Prepaid expenses and other current assets on the consolidated balances sheets. Any capitalized costs are amortized over the term of the hosting arrangement, and the expense is presented in the same line item within the consolidated statements of operations as the expense for the service contract’s fees.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Based upon our most recent annual assessment, performed as of January 1, 2022, using a qualitative assessment, there were no impairments in the value of goodwill.
In the first quarter of fiscal 2020, the Company concluded that impairment indicators existed due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”) and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using the income approach and the market approach. As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter’s, and Carter’s Mexico goodwill, respectively. The carrying value of the Company’s goodwill for the Other International reporting unit as of January 1, 2022 was $11.7 million.
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
Based upon our most recent annual assessment, performed as of January 1, 2022, using a qualitative assessment, there were no impairments in the values of our indefinite-lived tradenames.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As discussed above, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively. The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets as of January 1, 2022 were $70.0 million and $15.0 million, respectively.
Impairment of Other Long-Lived Assets
The Company reviews other long-lived assets, including operating lease assets, property, plant, and equipment, and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale will be valued at the lower of carrying amount or fair value, less costs to sell. There were no impairments to other long-lived assets in fiscal 2021.
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
The Company measures its pension assets, deferred compensation plan investment assets, and any unsettled foreign currency forward contracts at fair value. The Company’s cash and cash equivalents, accounts receivable, and accounts payable are short-term in nature. As such, their carrying value approximates fair value.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cooperative advertising arrangements reimburse customers for marketing activities for certain of our products. The Company records these reimbursements under cooperative advertising arrangements with certain of its major wholesale customers at fair value. Fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. The Company has included the fair value of these arrangements of approximately $0.2 million for fiscal 2021, $0.5 million for fiscal 2020, and $3.1 million for fiscal 2019 as a component of SG&A expenses on the Company’s consolidated statements of operations, rather than as a reduction of Net sales. Amounts determined to be in excess of the fair value of these arrangements are recorded as a reduction of Net sales.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retail store occupancy costs, distribution expenses, and generally all expenses other than interest and income taxes are included in SG&A expenses. Distribution expenses that are included in SG&A primarily consist of payments to third-party shippers and handling costs to process product through our distribution facilities, including eCommerce fulfillment costs, and delivery to our wholesale customers and to our retail stores. Distribution expenses included in SG&A totaled $206.6 million, $190.7 million, and $191.1 million for fiscal years 2021, 2020, and 2019, respectively.
Gross Profit
Gross profit is calculated as consolidated net sales less cost of goods sold, and gross margin is calculated as gross profit divided by consolidated net sales. Definitions of gross profit and gross margin vary across the industry and, as such, our metrics may not be comparable to other companies.
Income from Royalties and License Fees
We license our Carter’s, OshKosh, Child of Mine, Just One You, Simple Joys, and Carter’s My First Love brands to partners to expand our product offerings to include bedding, cribs, diaper bags, footwear, gift sets, hair accessories, jewelry, outerwear, paper goods, socks, shoes, swimwear, and toys. These royalties are recorded as earned, based upon the sales of licensed products by licensees and reported as royalty income on the Company’s consolidated statements of operations.
Advertising Expenses
Advertising production costs and costs associated with communicating advertising that has been produced are expensed when the advertising event takes place. Certain other advertising costs where it is uncertain when the expected benefits would occur are expensed as incurred. Advertising expenses were $102.8 million, $75.6 million, and $93.4 million for fiscal years 2021, 2020, and 2019, respectively, and are included in SG&A expenses on the Company’s consolidated statement of operations. Deferred advertising costs for advertisements that have not yet occurred or for advertising services that have not yet been received were $4.1 million and $3.8 million at January 1, 2022 and January 2, 2021, respectively, and are included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
Stock-Based Compensation Arrangements
The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period, net of estimated forfeitures. For performance awards containing retirement provisions, stock-based compensation expense is recognized over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal service period, or over the period in which the required performance period has been met. For awards containing retirement provisions that are granted to retirement eligible employees, stock-based compensation expense is recognized over the period in which the required performance has been met.
During the requisite service period, the Company also recognizes a deferred income tax benefit for the expense recognized for U.S. GAAP. At time of subsequent vesting, exercise, forfeiture, or expiration of an award, the difference between the Company’s actual income tax deduction, if any, and the previously accrued income tax benefit is recognized in income tax expense/benefit during the current period.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Time-Based Restricted Stock Awards
The fair value of time-based restricted stock awards is determined based on the quoted closing price of the Company’s common stock on the date of grant and is recognized as compensation expense over the vesting term of the awards, net of estimated forfeitures.
Performance-Based Restricted Stock Awards
The Company accounts for its performance-based restricted stock awards based on the quoted closing price of the Company’s common stock on the date of grant and records stock-based compensation expense over the vesting term of the awards based on the probability that the performance criteria will be achieved, net of estimated forfeitures. For performance awards containing retirement provisions, stock-based compensation expense is recognized over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal service period, or over the period in which the required performance period has been met. For awards containing retirement provisions that are granted to retirement eligible employees, stock-based compensation expense is recognized over the period in which the required performance has been met. The Company reassesses the probability of vesting at each reporting period and adjusts stock-based compensation expense based on its probability assessment.
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
Supplemental Cash Flow Information
Interest paid in cash approximated $59.0 million, $55.1 million, and $36.5 million for fiscal years 2021, 2020, and 2019, respectively. Income taxes paid in cash approximated $115.3 million, $54.7 million and $67.6 million for fiscal years 2021, 2020, and 2019, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additions to property, plant and equipment of approximately $15.4 million, $6.0 million, and $1.2 million were excluded from capital expenditures on the Company’s consolidated statements of cash flows for fiscal years 2021, 2020, and 2019, respectively, since these amounts were accrued and unpaid at the end of each respective fiscal year.
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
Open Market Repurchases of Common Stock
Shares of the Company’s common stock that are repurchased by the Company through open market transactions are retired. Through the end of fiscal 2021, all such open market repurchases have been at prices that exceeded the par value of the repurchased common stock, and the amounts of the purchase prices that exceeded par value were charged to additional paid-in capital or to retained earnings if the balance in additional paid-in capital was not sufficient.
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
Recent Accounting Pronouncements
To Be Adopted After Fiscal 2021
Reference Rate Reform (ASU 2020-04)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the potential burden of accounting for reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect adoption of ASU 2020-04 to have a material impact on the Company’s financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for fiscal years 2021, 2020, and 2019 were as follows:

	Fiscal year ended January 1, 2022 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,126,415	$171,703	$1,298,118
Direct-to-consumer	1,899,262	—	289,060	2,188,322
	$1,899,262	$1,126,415	$460,763	$3,486,440

Royalty income, net	$8,541	$15,808	$4,332	$28,681

	Fiscal year ended January 2, 2021 (53 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$996,088	$120,244	$1,116,332
Direct-to-consumer	1,671,644	—	236,358	1,908,002
	$1,671,644	$996,088	$356,602	$3,024,334

Royalty income, net	$8,732	$13,120	$4,424	$26,276

	Fiscal year ended December 28, 2019 (52 weeks)
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$1,205,646	$163,793	$1,369,439
Direct-to-consumer	1,884,150	—	265,697	2,149,847
	$1,884,150	$1,205,646	$429,490	$3,519,286

Royalty income, net	$12,990	$17,670	$3,977	$34,637
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	January 1, 2022	January 2, 2021
Trade receivables from wholesale customers, net	$233,928	$180,830
Royalties receivable	5,769	5,733
Tenant allowances and other receivables	10,352	12,315
Total receivables	$250,049	$198,878
Less: Wholesale accounts receivable reserves(*)	(18,695)	(12,366)
Accounts receivable, net	$231,354	$186,512
(*)Includes allowance for credit losses of $7.3 million and $5.9 million for the periods ended January 1, 2022 and January 2, 2021, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding Wholesale accounts receivable reserves is as follows:

(dollars in thousands)	Wholesale accounts receivable reserves
Balance at December 29, 2018	$11,866
Additional provisions	9,047
Charges to reserve	(7,939)
Reclassification to Trade receivables(1)	(1,691)
Balance at December 28, 2019	$11,283
Additional provisions	9,625
Charges to reserve(2)	(8,542)
Balance at January 2, 2021	$12,366
Additional provisions	13,282
Charges to reserve	(6,953)
Balance at January 1, 2022	$18,695
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
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	January 1, 2022	January 2, 2021
Contract liabilities - current:
Unredeemed gift cards	$21,619	$18,300
Unredeemed customer loyalty rewards	5,659	5,241
Carter’s credit card - upfront bonus(1)	714	714
Total contract liabilities - current(2)	$27,992	$24,255

Contract liabilities - non-current(3)	$2,143	$2,857
Total contract liabilities	$30,135	$27,112
(1)The Company received an upfront signing bonus from a third-party financial institution, which will be recognized as revenue on a straight-line basis over the term of the agreement. This amount reflects the current portion of this bonus to be recognized as revenue over the next twelve months.
(2)Included with Other current liabilities on the Company’s consolidated balance sheet.
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
As of the periods presented, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or statement of cash flows.
The following components of lease expense are included in SG&A expenses on the Company’s consolidated statements of operations for the fiscal periods indicated:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Operating lease cost	$166,481	$180,056	$179,982
Variable lease cost(*)	64,410	71,971	63,043
Net lease cost	$230,891	$252,027	$243,025
(*)Includes short-term leases, which are not material, and operating lease impairment charges.
Supplemental balance sheet information related to leases was as follows:

	January 1, 2022	January 2, 2021
Weighted average remaining operating lease term (years)	4.9	5.4
Weighted average discount rate for operating leases	3.26%	3.33%
Cash paid for amounts included in the measurement of operating lease liabilities in fiscal 2021 and fiscal 2020 was $209.1 million and $161.7 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in fiscal 2021 and fiscal 2020 were $39.6 million and $62.6 million, respectively.
As of January 1, 2022, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
2022	$164,338
2023	141,248
2024	113,584
2025	81,206
2026	57,194
After 2026	82,197
Total lease payments	$639,767
Less: Interest	(50,369)
Present value of lease liabilities(*)	$589,398
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.
As of January 1, 2022, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $6.8 million. These operating leases will commence between fiscal year 2022 and fiscal year 2023 with lease terms of 3 years to 10 years.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment, net consists of the following:

(dollars in thousands)	January 1, 2022	January 2, 2021
Land, building, and leasehold improvements	$328,771	$358,121
Fixtures, equipment, and computer hardware	280,022	308,260
Computer software	113,284	159,558
Marketing fixtures	4,551	9,819
Construction in progress	18,302	10,567
	744,930	846,325
Accumulated depreciation and amortization	(528,926)	(583,980)
Total	$216,004	$262,345
Depreciation and amortization expense related to property, plant, and equipment was approximately $90.4 million, $90.3 million, and $92.2 million for fiscal years 2021, 2020, and 2019, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The balances and changes in the carrying amount of goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at December 28, 2019	$83,934	$74,454	$70,638	$229,026
Goodwill impairment(1)	—	—	(17,742)	(17,742)
Foreign currency impact	—	—	492	492
Balance at January 2, 2021	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	247	247
Balance at January 1, 2022(2)	$83,934	$74,454	$53,635	$212,023
(1)In the first quarter of fiscal 2020, a charge of $17.7 million was recorded to reflect the impairment of the value ascribed to the goodwill in the Other International reporting unit in the International segment.
(2)Goodwill for the International reporting unit is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		January 1, 2022			January 2, 2021
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename(1)	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename(2)	Indefinite	15,000	—	15,000	15,000	—	15,000
Finite-life tradenames	5 - 20 years	3,911	1,501	2,410	3,911	1,251	2,660
Total tradenames, net		$309,144	$1,501	$307,643	$309,144	$1,251	$307,893

Skip Hop customer relationships	15 years	$47,300	$15,010	$32,290	$47,300	$11,834	$35,466
Carter’s Mexico customer relationships	10 years	3,047	1,368	1,679	3,108	1,064	2,044
Total customer relationships, net		$50,347	$16,378	$33,969	$50,408	$12,898	$37,510
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
The carrying values of goodwill and indefinite-lived tradename assets are subject to annual impairment reviews as of the last day of each fiscal year. Between annual assessments, impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business. Based upon our most recent annual assessment, performed as of January 1,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2022, using a qualitative assessment, there were no impairments in the values of goodwill or indefinite-lived or definite-lived intangible assets.
In the first quarter of fiscal 2020, the Company concluded that impairment indicators existed due to the decrease in the Company’s market capitalization, lower than expected actual sales, and lower projected sales and profitability, primarily due to the impacts from the outbreak of COVID-19. As a result, during the first quarter of fiscal 2020, the Company conducted interim quantitative impairment assessments of 1) the goodwill ascribed to the Other International reporting unit recorded in connection with the allocation of goodwill to the newly created International segment as a result of the acquisition of Bonnie Togs in 2011 and 2) on the value of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets that was recorded in connection with the acquisition of OshKosh B’Gosh Inc. in July 2005 and Skip Hop Holdings, Inc. in February 2017, respectively.
The goodwill impairment assessment for the Other International reporting unit was performed in accordance with ASC 350, “Intangibles--Goodwill and Other” (“ASC 350”) and compares the carrying value of the Other International reporting unit to its fair value. Consistent with prior practice, the fair value of the Other International reporting unit was determined using discounted cash flows (“income approach”) and relevant data from guideline public companies (“market approach”). As a result of this assessment, a goodwill impairment charge of $17.7 million was recorded to our Other International reporting unit in the International segment during the first quarter of fiscal 2020. The goodwill impairment charge recorded on our Other International reporting unit included charges of $9.4 million, $5.2 million, and $3.1 million to Skip Hop, Carter’s, and Carter’s Mexico goodwill, respectively. The carrying value of the Company’s goodwill for the Other International reporting unit as of January 1, 2022 was $11.7 million.
The OshKosh and Skip Hop indefinite-lived tradename asset assessments were performed in accordance with ASC 350 and were determined using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of not having to license the tradename from another owner. Based on these assessments, charges of $15.5 million and $11.0 million were recorded during the first quarter of fiscal 2020 on our indefinite-lived OshKosh and Skip Hop tradename assets, respectively. The charge recorded on our indefinite-lived OshKosh tradename asset included charges of $13.6 million, $1.6 million, and $0.3 million in the U.S. Retail, U.S. Wholesale, and International segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived OshKosh tradename asset. The charge recorded on our indefinite-lived Skip Hop tradename asset included charges of $6.8 million, $3.7 million, and $0.5 million in the U.S. Wholesale, International, and U.S. Retail segments, respectively, to reflect the impairment of the value ascribed to the indefinite-lived Skip Hop tradename asset. The carrying values of the Company’s indefinite-lived OshKosh and Skip Hop tradename assets as of January 1, 2022 were $70.0 million and $15.0 million, respectively.
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
Amortization expense for intangible assets subject to amortization was approximately $3.7 million for each of fiscal years 2021, 2020, and 2019.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
2022	$3,727
2023	$3,685
2024	$3,655
2025	$3,655
2026	$3,655
NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of Accumulated other comprehensive (loss) income consisted of the following:

(dollars in thousands)	Pension liability adjustments	Post-retirement liability adjustments	Cumulative translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 29, 2018	$(9,562)	$1,687	$(32,964)	$(40,839)
Reclassification of tax effects(*)	(1,880)	380	—	(1,500)
Fiscal year 2019 change	746	(483)	6,442	6,705
Balance at December 28, 2019	(10,696)	1,584	(26,522)	(35,634)
Fiscal year 2020 change	(2,197)	(144)	5,215	2,874
Balance at January 2, 2021	(12,893)	1,440	(21,307)	(32,760)
Fiscal year 2021 change	3,973	(115)	5	3,863
Balance at January 1, 2022	$(8,920)	$1,325	$(21,302)	$(28,897)
(*)In fiscal 2019, the Company reclassified $1.5 million of tax benefits from accumulated other comprehensive loss to retained earnings for the tax effects resulting from the December 22, 2017 enactment of the Tax Cut and Jobs Act in accordance with the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
As of January 1, 2022 and January 2, 2021, the cumulative tax effect on the pension liability adjustments were $2.8 million and $4.0 million, respectively. As of January 1, 2022 and January 2, 2021, the cumulative tax effect on the post-retirement liability adjustments were approximately $0.4 million and $0.5 million, respectively.
For the fiscal years ended January 1, 2022 and January 2, 2021, amounts reclassified from Accumulated other comprehensive loss to the consolidated statements of operations consisted of amortization of actuarial gains and losses related to the Company’s defined benefit retirement plans. Such amortization amounts are included in the net periodic cost or benefit recognized for these plans during the respective fiscal year. For additional information, see Note 11, Employee Benefit Plans, to the consolidated financial statements.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	January 1, 2022	January 2, 2021
$500 million, 5.500% Senior Notes due 2025	$500,000	$500,000
$500 million, 5.625% Senior Notes due 2027	500,000	500,000
Total senior notes	$1,000,000	$1,000,000
Less: unamortized issuance-related costs for senior notes	(8,630)	(10,470)
Senior notes, net	$991,370	$989,530
Secured revolving credit facility	—	—
Total long-term debt, net	$991,370	$989,530
Secured Revolving Credit Facility
As of January 1, 2022, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.1 million of outstanding letters of credit. As of January 2, 2021, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $5.0 million of outstanding letters of credit. As of January 1, 2022 and January 2,

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2021, there was approximately $745.9 million and $745.0 million available for future borrowing, respectively. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets due to contractual repayment terms under the credit facility.
Terms of the Secured Revolving Credit Facility
The Company’s revolving credit facility provides for an aggregate credit line of $750 million which includes a $650 million U.S. dollar facility and a $100 million multicurrency facility denominated in U.S. dollars, Canadian dollars, Euros, Pounds Sterling, or other currencies agreed to by the applicable lenders. The credit facility matures on September 21, 2023. The facility contains covenants that restrict the Company’s ability to, among other things: (i) create or incur liens, debt, guarantees or other investments, (ii) engage in mergers and consolidations, (iii) pay dividends or other distributions to, and redemptions and repurchases from, equity holders, (iv) prepay, redeem or repurchase subordinated or junior debt, (v) amend organizational documents, and (vi) engage in certain transactions with affiliates.
On May 4, 2020, the Company, through its wholly owned subsidiary, The William Carter Company (“TWCC”), entered into Amendment No. 2 to its fourth amended and restated credit agreement (“Amendment No. 2”). Amendment No. 2 provided for, among other things, access to additional capital and increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.
On April 21, 2021, the Company, through its wholly owned subsidiary, TWCC, entered into Amendment No. 3 to its fourth amended and restated credit agreement (“Amendment No. 3”). Among other things, Amendment No. 3 provided that through the remainder of the Restricted Period, which ended on the date the Company delivered its financial statements and associated certificates relating to the third quarter of fiscal 2021:
•we must have maintained a minimum liquidity (defined as cash-on-hand plus availability under the secured revolving credit facility) on the last day of each fiscal month of at least $950 million (the “Revised Liquidity Requirement”), which was increased by $250 million from $700 million; and
•we were permitted to make additional restricted payments, including to pay cash dividends and repurchase common stock, in an amount not to exceed $250 million, provided that (a) no default or event of default will have occurred and be continuing or would result from the payment and (b) after giving effect to the payment, we would have been in compliance with Revised Liquidity Requirement as of the last day of the most recent month.
Approximately $0.2 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 3 and is being amortized over the remaining term of the secured revolving credit facility.
As of January 1, 2022, the Company’s secured revolving credit facility returned to its pre-COVID 19 terms that were in effect prior to Amendment No. 2.
As of January 1, 2022, the interest rate margins applicable to the amended revolving credit facility were 1.125% for LIBOR (London Interbank Offered Rate) rate loans and 0.125% for base rate loans. There were no U.S. dollar borrowings or foreign currency borrowings outstanding on January 1, 2022 or January 2, 2021.
As of January 1, 2022, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
Senior Notes
2020 Issuance of Senior Notes
On May 11, 2020, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025, all of which were outstanding as of January 1, 2022. TWCC received net proceeds from the offering of the senior notes of approximately $494.5 million, after deducting underwriting fees, which TWCC used to repay borrowings outstanding under the Company’s secured revolving credit facility. Approximately $6.5 million, including both bank fees and other third-party expenses, has been capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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
Concurrently, TWCC issued $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027. TWCC received net proceeds from the offering of the senior notes of approximately $494.8 million, after deducting underwriting fees and other expenses, which TWCC used to redeem the senior notes discussed above and repay borrowings outstanding under the Company’s secured revolving credit facility. Approximately $5.8 million, including both bank fees and other third-party expenses, was capitalized in connection with the issuance and is being amortized over the term of the senior notes.
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
NOTE 9 – COMMON STOCK
Open Market Share Repurchases
On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of approximately $301.9 million remaining under previous authorizations.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	For the fiscal year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Number of shares repurchased	2,967,619	474,684	2,107,472
Aggregate cost of shares repurchased (dollars in thousands)	$299,339	$45,255	$196,910
Average price per share	$100.87	$95.34	$93.43
The total remaining capacity under outstanding repurchase authorizations as of January 1, 2022 was approximately $351.1 million, exclusive of the February 2022 share repurchase authorization, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
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
Dividends
On February 24, 2022, the Company’s Board of Directors authorized a quarterly cash dividend payment of $0.75 per common share, payable on March 18, 2022 to shareholders of record at the close of business on March 8, 2022.
The Board of Directors declared and the Company paid quarterly cash dividends of $0.60 per common share in the first quarter of fiscal 2020. On May 1, 2020, in connection with the COVID-19 pandemic, the Company’s Board of Directors suspended the quarterly cash dividend. As a result, the Company’s Board of Directors did not declare and the Company did not pay cash dividends in the second, third, or fourth quarters of fiscal 2020, or in the first quarter of fiscal 2021. The Board of Directors declared and the Company paid quarterly cash dividends of $0.40 per common share in each of the second and third quarters of fiscal 2021 and $0.60 per common share in the fourth quarter of fiscal 2021.
The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of its common stock, as further described in Note 8, Long-Term Debt, to the consolidated financial statements.
NOTE 10 – STOCK-BASED COMPENSATION
Under the Company’s Amended and Restated Equity Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors may award incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, stock deliverable on a deferred basis (including restricted stock units), and performance-based stock awards.
As of January 1, 2022, the maximum number of shares of stock available under the Plan was 18,778,392, and there were 3,027,361 remaining shares available for grant under the Plan. The Plan makes a provision for the treatment of awards upon termination of service or in the case of a merger or similar corporate transaction. Participation in the Plan is limited to members of the Company’s Board of Directors, executive officers and other key employees.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded stock-based compensation cost as follows:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Stock options	$1,347	$2,694	$4,070
Restricted stock:
Time-based awards	14,756	10,468	9,432
Performance-based awards	3,608	(1,927)	1,552
Stock awards	1,318	1,595	1,475
Total	$21,029	$12,830	$16,529
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During fiscal 2020, the achievement of performance target estimates was revised resulting in a reversal of previously recognized stock-based compensation expense for outstanding performance-based awards.
Stock Options
Stock options vest in equal annual installments over a four-year period. The Company issues new shares to satisfy stock option exercises. There were no stock options granted in fiscal 2021, 2020, and 2019.
Changes in the Company’s stock options for the fiscal year ended January 1, 2022 were as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual terms (years)	Aggregate intrinsic value (in thousands)
Outstanding, January 2, 2021	860,711	$84.31

Granted(*)	—	$—
Exercised	(178,803)	$61.49
Forfeited	(7,019)	$115.11
Expired	(16,223)	$118.88
Outstanding, January 1, 2022	658,666	$89.32	4.25	$10,827

Vested and expected to vest, January 1, 2022	657,957	$89.29	4.25	$10,825
Exercisable, January 1, 2022	617,715	$87.34	4.12	$10,814
(*)The Company did not grant any stock options in fiscal 2021.
The intrinsic value of stock options exercised during the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019 was approximately $7.8 million, $8.2 million, and $13.3 million, respectively. At January 1, 2022, there was approximately $0.2 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options, which is expected to be recognized over a weighted-average period of approximately 0.2 years.
Restricted Stock Awards
Restricted stock awards issued under the Plan vest based upon: 1) continued service (time-based) or 2) a combination of continued service and performance targets (performance-based).

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activity related to all restricted stock awards during the fiscal year ended January 1, 2022:

	Restricted stock awards	Weighted-average grant-date fair value
Outstanding, January 2, 2021	462,537	$101.87
Granted	325,322	$98.28
Vested	(116,238)	$99.32
Forfeited	(126,908)	$110.21
Outstanding, January 1, 2022	544,713	$98.33
During fiscal 2020, a total of 140,345 shares of restricted stock vested with a weighted-average fair value of $89.80 per share. During fiscal 2019, a total of 131,924 shares of restricted stock vested with a weighted-average fair value of $93.03 per share.
At January 1, 2022, there was approximately $30.9 million of unrecognized compensation cost (net of estimated forfeitures) related to all restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Time-based Restricted Stock Awards
Time-based restricted stock awards vest in equal annual installments or cliff vest after a three-year or four-year period. During fiscal years 2021, 2020, and 2019, a total of 116,238 shares, 125,209 shares, and 102,492 shares, respectively, of time-based restricted stock vested with a weighted-average fair value of $99.32 per share, $90.52 per share, and $93.70 per share, respectively. At January 1, 2022, there was approximately $30.7 million of unrecognized compensation cost (net of estimated forfeitures) related to time-based restricted stock which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Performance-based Restricted Stock Awards

Fiscal year	Number of shares granted	Weighted-average fair value per share
2019	60,700	$88.87
2020	58,320	$108.76
2021(*)	—	$—
(*)The Company did not grant any performance-based restricted stock awards in fiscal 2021.
Performance-based restricted stock awards cliff vest after a three-year period, subject to the achievement of the performance target. During the fiscal year ended January 1, 2022, no performance shares vested. As of January 1, 2022, a total of 56,814 performance shares were unvested with a weighted-average fair value of $88.87 per share. Vesting of these 56,814 performance shares is based on the performance targets for the shares granted in fiscal 2019. As of January 1, 2022, there was $0.2 million unrecognized compensation cost related to the unvested performance-based restricted stock awards based on the current estimates of the number of awards that will vest.
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. For performance awards containing retirement provisions, stock-based compensation expense is recognized over the period from the grant date to the date retirement eligibility is achieved and required performance has been met, if that is expected to occur during the nominal service period. For awards containing retirement provisions that are granted to retirement eligible employees, stock-based compensation expense is recognized over the period in which the required performance has been met.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Awards
Included in restricted stock awards are grants to non-management members of the Company’s Board of Directors. At issuance, these awards were fully vested and issued as shares of the Company’s common stock. During fiscal years 2021, 2020, and 2019, such awards were as follows:

Fiscal year	Number of shares issued	Fair value per share	Aggregate value (in thousands)
2019	16,097	$91.63	$1,475
2020	21,362	$74.67	$1,595
2021	13,037	$101.09	$1,318
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
OshKosh B’Gosh Pension Plan
Funded Status
The retirement benefits under the OshKosh B’Gosh pension plan were frozen as of December 31, 2005. A reconciliation of changes in the projected pension benefit obligation and plan assets is as follows:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$74,128	$68,331
Interest cost	1,818	2,171
Actuarial (gain) loss	(2,405)	6,666
Benefits paid	(2,666)	(3,040)
Projected benefit obligation at end of year	$70,875	$74,128

Change in plan assets:
Fair value of plan assets at beginning of year	$65,417	$61,961
Actual return on plan assets	5,938	6,496
Benefits paid	(2,666)	(3,040)
Fair value of plan assets at end of year	$68,689	$65,417

Unfunded status	$2,186	$8,711
The accumulated benefit obligation is equal to the projected benefit obligation as of January 1, 2022 and January 2, 2021 because the plan is frozen. The unfunded status is included in Other long-term liabilities in the Company’s consolidated balance sheet. The Company does not expect to make any contributions to the OshKosh B’Gosh pension plan during fiscal 2022 as the plan’s funding exceeds the minimum funding requirements. The actuarial gain in fiscal 2021 was primarily attributable to a higher discount rate, and the actuarial loss incurred in fiscal 2020 was primarily attributable to a lower discount rate.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Pension Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic pension cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Recognized in the statement of operations:
Interest cost	$1,818	$2,171	$2,432
Expected return on plan assets	(3,577)	(3,217)	(2,613)
Amortization of net loss(*)	428	510	795
Net periodic pension (benefit) cost	$(1,331)	$(536)	$614

Changes recognized in other comprehensive income:
Net (gain) loss arising during the fiscal year	$(4,765)	$3,387	$(182)
Amortization of net loss(*)	(428)	(510)	(795)
Total changes recognized in other comprehensive income	$(5,193)	$2,877	$(977)
Total net periodic cost and changes recognized in other comprehensive income	$(6,524)	$2,341	$(363)
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2022, approximately $0.2 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic pension cost.
Assumptions
The actuarial assumptions used in determining the benefit obligation and net periodic pension cost for our pension plan is presented in the following table:

Benefit obligation	2021	2020
Discount rate	2.75%	2.50%

Net periodic pension cost	2021	2020	2019
Discount rate	2.50%	3.25%	4.00%
Expected long-term rate of return on plan assets	6.00%	6.00%	5.50%
The discount rates used at January 1, 2022, January 2, 2021, and December 28, 2019 were determined with consideration given to the FTSE Pension Liability Index and the Bloomberg US Aggregate AA Bond Index, adjusted for the timing of expected plan distributions. The Company believes these indexes reflect a risk-free rate consistent with a portfolio of high quality debt instruments with maturities that are comparable to the timing of the expected payments under the plan. The expected long-term rate of return assumption considers historic returns adjusted for changes in overall economic conditions that may affect future returns and a weighting of each investment class.
A 0.25% change in the assumed discount rate would result in an increase or decrease in the amount of the pension plan's projected benefit obligation of approximately $2.3 million.
The Company currently expects benefit payments for its defined benefit pension plans as follows for the next ten fiscal years:

(dollars in thousands)
2022	$2,900
2023	$2,980
2024	$3,170
2025	$3,350
2026	$3,610
2027-2031	$19,050

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets
The Company’s investment strategy is to invest in a well-diversified portfolio consisting of mutual funds or group annuity contracts that minimize concentration of risks by utilizing a variety of asset types, fund strategies, and fund managers. The target allocation for plan assets is 60% bond funds, 36% equity securities, and 4% real estate investments. The plan expects to gradually reduce its equity exposure.
The Company’s investment policy anticipates a rate of return sufficient to fund pension plan benefits while minimizing the risk to the Company of additional funding. To calculate net periodic pension cost for the next fiscal year, the Company will use an expected long-term rate of return on plan assets of 5.50%. The Company believes that this annual return on plan assets can be achieved based on actual returns over a long-term basis, the current allocation, and investment strategy.
Equity securities primarily include funds invested in large-cap and mid-cap companies, primarily located in the U.S., with a small exposure to international equities. Fixed income securities include funds holding corporate bonds of companies from diverse industries, and U.S. Treasuries. Real estate funds include investments in actively managed mutual funds that invest in real estate.
The fair value of the Company’s pension plan assets at January 1, 2022 and January 2, 2021, by asset category, were as follows:

(dollars in thousands)	January 1, 2022			January 2, 2021
Asset category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$1,370	$1,370	$—	$644	$644	$—
Equity securities:
U.S. Large-Cap blend(1)	7,508	7,508	—	9,006	9,006	—
U.S. Large-Cap growth	3,390	3,390	—	4,105	4,105	—
U.S. Mid-Cap growth	3,426	3,426	—	3,913	3,913	—
U.S. Small-Cap blend	2,054	2,054	—	2,608	2,608	—
International blend	8,200	8,200	—	9,882	9,882	—
Fixed income securities:
Corporate bonds(2)	39,970	39,746	224	31,995	31,751	244
Real estate(3)	2,771	2,771	—	3,264	3,264	—
	$68,689	$68,465	$224	$65,417	$65,173	$244
(1)This category comprises low-cost equity index funds not actively managed that track the Standard & Poor’s 500 Index.
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

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Post-Retirement Benefit Obligation
The following is a reconciliation of the accumulated post-retirement benefit obligation (“APBO”) under this plan:

	For the fiscal years ended
(dollars in thousands)	January 1, 2022	January 2, 2021
APBO at beginning of fiscal year	$2,998	$3,311
Service cost	15	25
Interest cost	57	94
Actuarial (gain) loss	(140)	(162)
Plan participants’ contribution	20	9
Benefits paid	(288)	(279)
APBO at end of fiscal year	$2,662	$2,998
Approximately $2.4 million and $2.7 million of the APBO at the end of fiscal 2021 and 2020, respectively, were classified as other long term liabilities in the Company’s consolidated balance sheets.
Net Periodic Post-Retirement Benefit Cost and Changes Recognized in Other Comprehensive Income
The components of net periodic post-retirement benefit cost recognized in the statement of operations and changes recognized in other comprehensive income were as follows:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Recognized in the statement of operations:
Service cost	$15	$25	$21
Interest cost	57	94	123
Amortization of net gain(*)	(295)	(345)	(396)
Net periodic post-retirement benefit (income) cost	$(223)	$(226)	$(252)

Changes recognized in other comprehensive income:
Net (gain) loss arising during the fiscal year	$(140)	$(162)	$238
Amortization of net gain(*)	295	345	396
Total changes recognized in other comprehensive income	$155	$183	$634
Total net periodic post-retirement benefit (income) cost and changes recognized in other comprehensive income	$(68)	$(43)	$382
(*)Represents pre-tax amounts reclassified from accumulated other comprehensive loss. For fiscal 2022, approximately $0.3 million is expected to be reclassified from accumulated other comprehensive loss to a component of net periodic post-retirement benefit cost.
Assumptions
The actuarial computations utilized the following assumptions, using year-end measurement dates:

Post-retirement benefit obligation	2021	2020
Discount rate	2.50%	2.00%

Net periodic post-retirement benefit cost	2021	2020	2019
Discount rate	2.00%	3.00%	4.00%
The discount rates used at January 1, 2022, January 2, 2021, and December 28, 2019, were determined with primary consideration given to the FTSE Pension Discount Curve and Liability Index adjusted for the timing of expected plan distributions. The Company believes this index reflects a risk-free rate with maturities that are comparable to the timing of the expected payments under the plan.
The effects on the Company’s plan of all future increases in health care costs are borne primarily by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company’s future financial results.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s contribution for these post-retirement benefit obligations was approximately $0.3 million for fiscal years 2021, 2020, and 2019. The Company expects that its contribution and benefit payments for post-retirement benefit obligations will be approximately $0.3 million for fiscal years 2022 and 2023, and approximately $0.2 million for fiscal years 2024, 2025, and 2026. For the five years subsequent to fiscal 2026, the aggregate contributions and benefit payments for post-retirement benefit obligations is expected to be approximately $0.8 million. The Company does not pre-fund this plan and as a result there are no plan assets.
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
Defined Contribution Plan
The Company also sponsors defined contribution savings plans in the United States and Canada. The U.S. plan covers employees who are at least 21 years of age and have completed one calendar month of service and, if part-time, work a minimum of one thousand hours of service within the one-year period following the commencement of employment or during any subsequent calendar year. The plan provides for a discretionary employer match of employee contributions. The Company’s expense for the U.S. defined contribution savings plan totaled approximately $16.1 million, $7.7 million, and $8.0 million for the fiscal years ended January 1, 2022, January 2, 2021, and December 28, 2019, respectively. Expenses related to the Canadian defined contribution savings plan were approximately $0.3 million in fiscal year 2021, $0.2 million in fiscal year 2020, and $0.1 million in fiscal year 2019.
NOTE 12 – INCOME TAXES
Provision for Income Taxes
The provision for income taxes consisted of the following:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Current tax provision:
Federal	$75,408	$31,085	$50,162
State	16,905	6,331	10,548
Foreign	19,761	11,105	16,740
Total current provision	$112,074	$48,521	$77,450

Deferred tax provision (benefit):
Federal	$(10,541)	$(18,449)	$(10,775)
State	(2,428)	(3,741)	(1,882)
Foreign	(563)	(1,064)	(643)
Total deferred provision	(13,532)	(23,254)	(13,300)
Total provision	$98,542	$25,267	$64,150
The foreign portion of the tax position substantially relates to the Company’s international operations in Canada, Hong Kong and Mexico, in addition to foreign tax withholdings related to the Company’s foreign royalty income.
The Company plans to repatriate undistributed earnings from Hong Kong and has provided for deferred income taxes related to these earnings. Since the current U.S. tax regime taxes foreign earnings in the year earned, taxes associated with repatriation are not material. Deferred income taxes have not been provided for undistributed foreign earnings from Canada or Mexico, or any additional outside basis difference inherent in all foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Total undistributed earnings from the Company’s subsidiaries in Canada and Mexico amounted to approximately $85.5 million. Unrecognized deferred tax liability related to undistributed earnings from the Company’s subsidiaries in Canada and Mexico is estimated to be approximately $3.6 million, based on applicable withholding taxes, levels of foreign income previously taxed in the U.S. and applicable foreign tax credit limitations. The company accounts for the

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional U.S. income tax on its foreign earnings under Global Intangible Low-Taxed Income (“GILTI”) as a period expense in the period in which additional tax is due.
The components of income before income taxes were as follows:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021	December 28, 2019
Domestic	$333,900	$73,525	$225,488
Foreign	104,390	61,459	102,464
Total	$438,290	$134,984	$327,952
Effective Rate Reconciliation
The difference between the Company’s effective income tax rate and the federal statutory tax rate is reconciled below:

	For the fiscal year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.0%	2.7%	2.5%
Impact of foreign operations	(1.8)%	(4.8)%	(2.4)%
Settlement of uncertain tax positions	(0.3)%	(1.3)%	(0.7)%
Benefit from stock-based compensation	(0.3)%	(1.1)%	(0.8)%
Goodwill impairments and other	0.9%	2.2%	—%
Total	22.5%	18.7%	19.6%
The Company and its subsidiaries file a consolidated United States federal income tax return, as well as separate and combined income tax returns in numerous state and foreign jurisdictions. In most cases, the Company is no longer subject to U.S. tax authority examinations for years prior to fiscal 2018.
Deferred Taxes
The following table reflects the Company’s calculation of the components of deferred tax assets and liabilities as of January 1, 2022 and January 2, 2021.

(dollars in thousands)	January 1, 2022	January 2, 2021
Deferred tax assets:	Assets (Liabilities)
Accounts receivable allowance	$7,026	$4,072
Inventory	11,923	11,775
Accrued liabilities	22,226	13,807
Equity-based compensation	3,410	5,039
Deferred employee benefits	5,144	7,928
Leasing liabilities	97,269	130,776
Other	3,845	4,961
Total deferred tax assets	150,843	178,358
Deferred tax liabilities:
Depreciation	(26,472)	(38,777)
Leasing assets	(80,818)	(107,269)
Tradename and licensing agreements	(76,275)	(76,409)
Other	(5,388)	(5,593)
Total deferred tax liabilities	(188,953)	(228,048)

Net deferred tax liability	$(38,110)	$(49,690)

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the consolidated balance sheets:

(dollars in thousands)	January 1, 2022	January 2, 2021
	Assets (Liabilities)
Deferred tax assets	$2,800	$3,080
Deferred tax liabilities	(40,910)	(52,770)
Net deferred tax liability	$(38,110)	$(49,690)
Uncertain Tax Positions
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)
Balance at December 29, 2018	$13,917
Additions based on tax positions related to fiscal 2019	2,197
Reductions for lapse of statute of limitations	(2,191)
Balance at December 28, 2019	$13,923
Additions based on tax positions related to fiscal 2020	760
Reductions for prior year tax positions	(104)
Reductions for lapse of statute of limitations	(2,056)
Balance at January 2, 2021	$12,523
Additions based on tax positions related to fiscal 2021	810
Reductions for prior year tax positions	(2,207)
Reductions for lapse of statute of limitations	(2,270)
Balance at January 1, 2022	$8,856
As of January 1, 2022, the Company had gross unrecognized tax benefits of approximately $8.9 million, of which $7.5 million, if ultimately recognized, will affect the Company’s effective tax rate in the period settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions. Because of deferred tax accounting, changes in the timing of these deductions would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authorities.
Included in the reserves for unrecognized tax benefits are approximately $3.1 million of reserves for which the statute of limitations is expected to expire within the next fiscal year. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective tax rate for fiscal 2022 and the effective tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2021, 2020, and 2019, expense recorded on uncertain tax positions was approximately $0.4 million, $0.4 million, and $0.5 million, respectively. The Company had accrued interest on uncertain tax positions of approximately $1.8 million and $2.7 million as of January 1, 2022 and January 2, 2021, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	For the fiscal year ended
	January 1, 2022	January 2, 2021	December 28, 2019
	(52 weeks)	(53 weeks)	(52 weeks)
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	42,853,009	43,242,967	44,402,438
Dilutive effect of equity awards	149,619	164,754	305,514
Diluted number of common and common equivalent shares outstanding	43,002,628	43,407,721	44,707,952
Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$339,748	$109,717	$263,802
Income allocated to participating securities	(4,113)	(1,118)	(2,430)
Net income available to common shareholders	$335,635	$108,599	$261,372
Basic net income per common share	$7.83	$2.51	$5.89

Diluted net income per common share:
Net income	$339,748	$109,717	$263,802
Income allocated to participating securities	(4,102)	(1,115)	(2,419)
Net income available to common shareholders	$335,646	$108,602	$261,383
Diluted net income per common share	$7.81	$2.50	$5.85

Anti-dilutive shares excluded from dilutive earnings per share calculations (1)	176,475	564,131	351,777
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
Segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue. Certain costs, including incentive compensation for certain employees, and various other general corporate costs that are not specifically allocable to segments, are included in corporate expenses below. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents certain segment information for our reportable segments and unallocated corporate expenses for the periods indicated:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022 (52 weeks)	% of Consolidated Net Sales	January 2, 2021 (53 weeks)	% of Consolidated Net Sales	December 28, 2019 (52 weeks)	% of Consolidated Net Sales
Net sales:
U.S. Retail	$1,899,262	54.5%	$1,671,644	55.3%	$1,884,150	53.5%
U.S. Wholesale	1,126,415	32.3%	996,088	32.9%	1,205,646	34.3%
International	460,763	13.2%	356,602	11.8%	429,490	12.2%
Total consolidated net sales	$3,486,440	100.0%	$3,024,334	100.0%	$3,519,286	100.0%
Operating income (loss):		% of Segment Net Sales		% of Segment Net Sales		% of Segment Net Sales
U.S. Retail	$368,221	19.4%	$146,806	8.8%	$225,874	12.0%
U.S. Wholesale	195,369	17.3%	141,456	14.2%	212,558	17.6%
International	63,806	13.8%	(1,224)	(0.3)%	36,650	8.5%
Corporate expenses(*)	(130,317)	n/a	(97,169)	n/a	(103,210)	n/a
Total operating income	$497,079	14.3%	$189,869	6.3%	$371,872	10.6%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.
The tables below present additional segment information for our reportable segments for the periods presented:

(dollars in millions)	January 1, 2022
Charges:	U.S. Retail	U.S. Wholesale	International
Organizational restructuring(1)	$(0.6)	$0.1	$2.3
Incremental costs associated with COVID-19 pandemic	2.0	1.7	0.2
Gain on modification of retail store leases(2)	(2.6)	—	—
Total charges(3)	$(1.2)	$1.8	$2.5
(1)The fiscal year ended January 1, 2022 also includes corporate charges related to organizational restructuring of $0.7 million.
(2)Related to gains on the modification of previously impaired retail store leases.
(3)Total charges for the fiscal year ended January 1, 2022 exclude a customer bankruptcy recovery of $38,000.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in millions)	January 2, 2021			December 28, 2019
Charges:	U.S. Retail	U.S. Wholesale	International	U.S. Retail	U.S. Wholesale	International
Organizational restructuring (1)	$5.0	$2.0	$2.2	$—	$—	$—
Goodwill impairment	—	—	17.7	—	—	—
Skip Hop tradename impairment charge	0.5	6.8	3.7	1.2	19.1	10.5
OshKosh tradename impairment charge	13.6	1.6	0.3	—	—	—
Incremental costs associated with COVID-19 pandemic	9.6	9.6	2.2	—	—	—
Retail store operating leases and other long-lived asset impairments, net of gain(2)	7.4	—	0.3	—	—	—
Benefit related to sale of inventory previously reserved in China	—	—	—	—	—	(2.1)
Reversal of store restructuring costs previously recorded during the third quarter of fiscal 2017	—	—	—	(0.7)	—	—
Customer bankruptcy recovery	—	—	—	—	(0.6)	—
Total charges	$36.1	$20.0	$26.4	$0.5	$18.5	$8.4
(1)The fiscal year ended January 2, 2021 and the fiscal year ended December 28, 2019 also includes corporate charges related to organizational restructuring of $7.4 million and $1.6 million, respectively.
(2)Impairments include an immaterial gain on the remeasurement of retail store operating leases.
Additional Data by Segment
Inventory
The table below represents inventory by segment:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021
U.S. Wholesale(*)	$513,702	$464,229
U.S. Retail	50,563	47,889
International	83,477	87,144
Total	$647,742	$599,262
(*)U.S. Wholesale inventories also include inventory produced and warehoused for the U.S. Retail segment.
The table below represents consolidated net sales by product:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022 (52 weeks)	January 2, 2021 (53 weeks)	December 28, 2019 (52 weeks)
Playclothes	$1,261,622	$1,052,178	$1,362,847
Baby	1,124,961	1,026,910	1,228,905
Sleepwear	500,596	441,358	428,541
Other(*)	599,261	503,888	498,993
Total net sales	$3,486,440	$3,024,334	$3,519,286
(*)Other product offerings include bedding, outerwear, swimwear, shoes, socks, diaper bags, gift sets, toys, and hair accessories.
Geographical Data
Revenue
The Company’s international sales principally represent sales to customers in Canada. Such sales were 65.0%, 70.3%, and 65.6% of total international net sales in fiscal 2021, 2020, and 2019, respectively.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Lived Assets
The following represents Property, plant, and equipment, net, and Operating lease assets by geographic area:

	For the fiscal year ended
(dollars in thousands)	January 1, 2022	January 2, 2021
United States	$613,111	$753,232
International	90,641	102,121
Total(*)	$703,752	$855,353
(*)Fiscal year ended January 2, 2021 was revised to reflect the inclusion of operating lease assets.
Long-lived assets in the international segment primarily relate to Canada. Long-lived assets in Canada were 82.7% and 87.9% of total international long-lived assets at the end of fiscal 2021 and 2020, respectively.
NOTE 15 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $17.5 million and $20.2 million at the end of fiscal 2021 and fiscal 2020, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Gains on the investments in marketable securities were $2.3 million and $2.0 million for fiscal 2021 and fiscal 2020, respectively. These amounts are included in Other expense (income), net on the Company’s consolidated statement of operations.
The fair value of the Company’s pension plan assets at January 1, 2022 and January 2, 2021, by asset category, are disclosed in Note 11, Employee Benefits Plans, to the consolidated financial statements.
Borrowings
As of January 1, 2022, the Company had no outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at January 1, 2022 was approximately $1.04 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
Goodwill, Intangible, and Long-Lived Tangible Assets
Some assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. These assets can include goodwill, indefinite-lived intangible assets, and long-lived tangible assets that have been reduced to fair value when impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	January 1, 2022	January 2, 2021
Accrued bonuses and incentive compensation	$47,363	$8,873
Accrued employee benefits	26,517	22,876
Unredeemed gift cards	21,619	18,300
Income taxes payable	13,850	21,164
Accrued taxes	12,883	10,900
Accrued interest	11,942	12,092
Accrued salaries and wages	10,821	10,650
Accrued other	31,454	30,385
Other current liabilities	$176,449	$135,240
NOTE 17 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
The Company’s contractual obligations and commitments include obligations associated with leases, the secured revolving credit agreement, senior notes, and employee benefit plans.

CARTER’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 1, 2022.
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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 1, 2022.
The effectiveness of Carter’s, Inc. and its subsidiaries’ internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K. PricewaterhouseCoopers LLP has issued an attestation report on Carter’s, Inc.’s internal control over financial reporting containing the required disclosures, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Carter’s, Inc. scheduled to be held on May 18, 2022. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our equity compensation plan as of our most recent fiscal year end:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(*)	658,666	$89.32	3,027,361
Equity compensation plans not approved by security holders	—	—	—
Total	658,666	$89.32	3,027,361
(*)Represents stock options that are outstanding or that are available for future issuance pursuant to the Carter’s, Inc. Amended and Restated Equity Incentive Plan.
Additional information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

10.1.3
Amendment No. 3, dated as of April 21, 2021, to the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, by and among The William Carter Company, as U.S. Borrower, The Genuine Canadian Corp., as Canadian Borrower, Carter's Holdings B.V., as Dutch Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, U.S. Dollar Facility Swing Line Lender and U.S. Dollar Facility L/C Issuer, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, JPMorgan Chase Bank, N.A., as European Agent, JPMorgan Chase Bank, N.A., London Branch, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, each lender from time to time party thereto and the other parties party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.'s Current Report on Form 8-K filed on April 26, 2021).

10.2 *
Form of Severance Agreement entered into from time to time between The William Carter Company and executive officers (incorporated by reference to Exhibit 10.2 of Carter’s, Inc.’s Quarterly Report on Form 10-Q filed on October 29, 2015).

10.3 *	Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix B of Carter’s, Inc.’s Schedule 14A filed on April 4, 2018).
10.4 *	Amended and Restated Annual Incentive Compensation Plan (incorporated by reference to Appendix C of Carter’s, Inc.’s Schedule 14A filed on March 31, 2016).
10.5 *
The William Carter Company Severance Plan, amended and restated effective January 1, 2020 (incorporated by reference to Exhibit 10.5 of Carter’s, Inc.’s Annual Report on Form 10-K filed on February 24, 2020).

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. CASEY	Chairman and Chief Executive Officer	February 25, 2022
Michael D. Casey	(Principal Executive Officer)

/s/ RICHARD F. WESTENBERGER	Executive Vice President and Chief Financial Officer	February 25, 2022
Richard F. Westenberger	(Principal Financial and Accounting Officer)

/s/ HALI BORENSTEIN	Director	February 25, 2022
Hali Borenstein

/s/ LUIS BORGEN	Director	February 25, 2022
Luis Borgen

/s/ GIUSEPPINA BUONFANTINO	Director	February 25, 2022
Giuseppina Buonfantino

/s/ A. BRUCE CLEVERLY	Director	February 25, 2022
A. Bruce Cleverly

/s/ JEVIN S. EAGLE	Director	February 25, 2022
Jevin S. Eagle

/s/ MARK P. HIPP	Director	February 25, 2022
Mark P. Hipp

/s/ WILLIAM J. MONTGORIS	Director	February 25, 2022
William J. Montgoris

/s/ DAVID PULVER	Director	February 25, 2022
David Pulver

/s/ GRETCHEN W. SCHAR	Director	February 25, 2022
Gretchen W. Schar