Form 10-Q
period 2022-04-02
CARTERS INC
filed 2022-04-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 2, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of April 22, 2022, there were 40,291,624 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	April 2, 2022	January 1, 2022	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$702,266	$984,294	$1,053,690
Accounts receivable, net of allowance for credit losses of $5,766, $7,281, and $6,695, respectively	265,694	231,354	240,212
Finished goods inventories, net of inventory reserves of $11,307, $14,378, and $15,581, respectively	679,729	647,742	560,683
Prepaid expenses and other current assets	64,389	50,131	63,290
Total current assets	1,712,078	1,913,521	1,917,875
Property, plant, and equipment, net of accumulated depreciation of $536,580, $528,926, and $557,608, respectively	197,515	216,004	248,799
Operating lease assets	469,354	487,748	559,391
Tradenames, net	307,581	307,643	307,830
Goodwill	212,518	212,023	212,271
Customer relationships, net	33,151	33,969	36,596
Other assets	29,084	30,889	27,711
Total assets	$2,961,281	$3,201,797	$3,310,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,034	$407,044	$334,831
Current portion of long-term debt, net	495,743	—	—
Current operating lease liabilities	146,823	147,537	172,117
Other current liabilities	111,078	176,449	149,911
Total current liabilities	1,037,678	731,030	656,859
Long-term debt, net	496,104	991,370	989,980
Deferred income taxes	48,450	40,910	56,990
Long-term operating lease liabilities	419,493	441,861	517,875
Other long-term liabilities	44,266	46,440	59,160
Total liabilities	$2,045,991	$2,251,611	$2,280,864

Commitments and contingencies - Note 14

Stockholders’ equity:
Preferred stock; par value $0.01 per share;100,000 shares authorized; none issued or outstanding at April 2, 2022, January 1, 2022, and April 3, 2021	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 40,555,922, 41,148,870, and 43,947,659 shares issued and outstanding at April 2, 2022, January 1, 2022, and April 3, 2021, respectively	406	411	440
Additional paid-in capital	—	—	21,904
Accumulated other comprehensive loss	(26,115)	(28,897)	(31,534)
Retained earnings	940,999	978,672	1,038,799
Total stockholders’ equity	915,290	950,186	1,029,609
Total liabilities and stockholders’ equity	$2,961,281	$3,201,797	$3,310,473
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net sales	$781,284	$787,361
Cost of goods sold	426,193	401,731
Adverse purchase commitments (inventory and raw materials), net	49	(6,330)
Gross profit	355,042	391,960
Royalty income, net	7,474	7,463
Selling, general, and administrative expenses	259,893	271,927
Operating income	102,623	127,496
Interest expense	15,132	15,348
Interest income	(338)	(225)
Other income, net	(512)	(917)
Income before income taxes	88,341	113,290
Income tax provision	20,408	27,094
Net income	$67,933	$86,196

Basic net income per common share	$1.66	$1.96
Diluted net income per common share	$1.66	$1.96
Dividend declared and paid per common share	$0.75	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net income	$67,933	$86,196
Other comprehensive income:
Foreign currency translation adjustments	2,782	1,226
Comprehensive income	$70,715	$87,422
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	12,065	—	811	—	—	811
Withholdings from vesting of restricted stock	(37,444)	—	(3,588)	—	—	(3,588)
Restricted stock activity	192,963	2	(2)	—	—	—
Stock-based compensation expense	—	—	6,931	—	—	6,931
Comprehensive income	—	—	—	1,226	86,196	87,422
Balance at April 3, 2021	43,947,659	$440	$21,904	$(31,534)	$1,038,799	$1,029,609

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	5,100	—	222	—	—	222
Withholdings from vesting of restricted stock	(70,452)	—	(6,623)	—	—	(6,623)
Restricted stock activity	265,412	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,859	—	—	5,859
Repurchase of common stock	(793,008)	(8)	545	—	(75,033)	(74,496)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(30,573)	(30,573)
Comprehensive income	—	—	—	2,782	67,933	70,715
Balance at April 2, 2022	40,555,922	$406	$—	$(26,115)	$940,999	$915,290
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$67,933	$86,196
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant, and equipment	13,282	23,183
Amortization of intangible assets	932	932
(Recoveries of) provisions for excess and obsolete inventory, net	(3,109)	1,364
Other asset impairments and loss (gain) on disposal of property, plant and equipment, net of recoveries	190	(25)
Amortization of debt issuance costs	787	738
Stock-based compensation expense	5,859	6,931
Unrealized foreign currency exchange (gain) loss, net	(189)	49
(Recoveries of) provisions for doubtful accounts receivable from customers	(1,513)	766
Unrealized loss (gain) on investments	935	(179)
Deferred income taxes	7,759	4,365
Effect of changes in operating assets and liabilities:
Accounts receivable	(32,484)	(54,484)
Finished goods inventories	(27,720)	37,812
Prepaid expenses and other assets	(13,245)	(5,007)
Accounts payable and other liabilities	(183,224)	(142,171)
Net cash used in operating activities	$(163,807)	$(39,530)

Cash flows from investing activities:
Capital expenditures	$(7,652)	$(11,665)
Proceeds from sale of investments	—	5,000
Net cash used in investing activities	$(7,652)	$(6,665)

Cash flows from financing activities:
Payment of debt issuance costs	(3)	—
Repurchases of common stock	(74,496)	—
Dividends paid	(30,573)	—
Withholdings from vesting of restricted stock	(6,623)	(3,588)
Proceeds from exercises of stock options	222	811
Net cash used in financing activities	$(111,473)	$(2,777)

Net effect of exchange rate changes on cash and cash equivalents	904	339
Net decrease in cash and cash equivalents	$(282,028)	$(48,633)
Cash and cash equivalents, beginning of period	984,294	1,102,323
Cash and cash equivalents, end of period	$702,266	$1,053,690
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended April 2, 2022 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 31, 2022.
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
The accompanying condensed consolidated balance sheet as of January 1, 2022 was derived from the Company’s audited consolidated financial statements included in its most recently filed Annual Report on Form 10-K. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the first quarter of fiscal 2022 and 2021 were as follows:

	Fiscal quarter ended April 2, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$307,301	$50,432	$357,733
Direct-to-consumer	366,358	—	57,193	423,551
	$366,358	$307,301	$107,625	$781,284

Royalty income, net	$3,240	$3,430	$804	$7,474

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fiscal quarter ended April 3, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$283,377	$42,792	$326,169
Direct-to-consumer	407,067	—	54,125	461,192
	$407,067	$283,377	$96,917	$787,361

Royalty income, net	$3,070	$3,775	$618	$7,463
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	April 2, 2022	January 1, 2022	April 3, 2021
Trade receivables from wholesale customers, net	$266,970	$233,928	$234,643
Royalties receivable	6,923	5,769	7,090
Tenant allowances and other receivables	9,282	10,352	11,664
Total gross receivables	$283,175	$250,049	$253,397
Less: Wholesale accounts receivable reserves(*)	(17,481)	(18,695)	(13,185)
Accounts receivable, net	$265,694	$231,354	$240,212
(*)Includes allowance for credit losses of $5.8 million, $7.3 million, and $6.7 million for the periods ended April 2, 2022, January 1, 2022, and April 3, 2021, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	April 2, 2022	January 1, 2022	April 3, 2021
Contract liabilities - current:
Unredeemed gift cards	$21,026	$21,619	$17,426
Unredeemed customer loyalty rewards	5,804	5,659	5,893
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$27,544	$27,992	$24,033

Contract liabilities - non-current(3)	$1,964	$2,143	$2,679
Total contract liabilities	$29,508	$30,135	$26,712
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following components of lease expense are included in Selling, general and administrative expenses on the Company’s consolidated statements of operations for the first quarter of fiscal 2022 and 2021:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Operating lease cost	$39,457	$42,698
Variable lease cost(*)	17,068	16,398
Net lease cost	$56,525	$59,096
(*)Includes short-term leases, which are not material, and operating lease impairment charges.
As of April 2, 2022, the weighted average remaining operating lease term was 4.8 years, and the weighted average discount rate for operating leases was 3.26%.
Cash paid for amounts included in the measurement of operating lease liabilities in the first quarter of fiscal 2022 was $43.3 million.
Operating lease assets obtained in exchange for operating lease liabilities in the first quarter of fiscal 2022 were $16.3 million.
As of April 2, 2022, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2022	$124,582
2023	146,425
2024	116,999
2025	83,204
2026	58,830
2027	36,730
After 2027	48,044
Total lease payments	$614,814
Less: Interest	(48,498)
Present value of lease liabilities(*)	$566,316
(*)As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments.
As of April 2, 2022, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $9.7 million. These operating leases will commence between fiscal year 2022 and fiscal year 2023 with lease terms of 3 years to 10 years.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	April 2, 2022	January 1, 2022	April 3, 2021
Cumulative foreign currency translation adjustments	$(18,520)	$(21,302)	$(20,081)
Pension and post-retirement obligations(*)	(7,595)	(7,595)	(11,453)
Total accumulated other comprehensive loss	$(26,115)	$(28,897)	$(31,534)
(*)Net of income taxes of $2.4 million, $2.4 million, and $3.5 million, for the period ended April 2, 2022, January 1, 2022, and April 3, 2021, respectively.
During the first quarter of both fiscal 2022 and fiscal 2021, no amounts were reclassified from Accumulated other comprehensive loss to the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at January 2, 2021	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	495	495
Balance at April 3, 2021(*)	$83,934	$74,454	$53,883	$212,271

Balance at January 1, 2022	$83,934	$74,454	$53,635	$212,023
Foreign currency impact	—	—	495	495
Balance at April 2, 2022(*)	$83,934	$74,454	$54,130	$212,518
(*)Goodwill balance for the International reporting unit is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		April 2, 2022			January 1, 2022
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000	15,000	—	15,000
Finite-life tradenames	5 -20 years	3,911	1,563	2,348	3,911	1,501	2,410
Total tradenames, net		$309,144	$1,563	$307,581	$309,144	$1,501	$307,643

Skip Hop customer relationships	15 years	$47,300	$15,804	$31,496	$47,300	$15,010	$32,290
Carter’s Mexico customer relationships	10 years	3,099	1,444	1,655	3,047	1,368	1,679
Total customer relationships, net		$50,399	$17,248	$33,151	$50,347	$16,378	$33,969

		April 3, 2021
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000
Finite-life tradenames	5 - 20 years	3,911	1,314	2,597
Total tradenames, net		$309,144	$1,314	$307,830

Skip Hop customer relationships	15 years	$47,300	$12,628	$34,672
Carter’s Mexico customer relationships	10 years	3,063	1,139	1,924
Total customer relationships, net		$50,363	$13,767	$36,596
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both first fiscal quarters ended April 2, 2022 and April 3, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
Remainder of 2022	$2,803
2023	$3,695
2024	$3,665
2025	$3,665
2026	$3,665
2027	$3,535
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended
	April 2, 2022	April 3, 2021(*)
Number of shares repurchased	793,008	—
Aggregate cost of shares repurchased (dollars in thousands)	$74,496	$—
Average price per share	$93.94	$—
(*)As a result of actions taken in connection with the COVID-19 pandemic, the Company did not repurchase or retire any shares in open market transactions in the first quarter of fiscal 2021.
On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of approximately $301.9 million remaining under previous authorizations. The total aggregate remaining capacity under outstanding repurchase authorizations as of April 2, 2022 was approximately $974.7 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In the first quarter of fiscal 2022, the Board of Directors declared and the Company paid cash dividends of $0.75 per common share. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and we did not pay cash dividends for the first quarter of fiscal 2021. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock, as further described in Note 8, Long-term Debt, to the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	April 2, 2022	January 1, 2022	April 3, 2021
$500 million 5.500% senior notes due May 15, 2025(*)	$—	$500,000	$500,000
$500 million 5.625% senior notes due March 15, 2027	500,000	500,000	500,000
Total senior notes	$500,000	$1,000,000	$1,000,000
Less unamortized issuance-related costs for senior notes(*)	(3,896)	(8,630)	(10,020)
Senior notes, net	$496,104	$991,370	$989,980
Secured revolving credit facility	—	—	—
Total long-term debt, net	$496,104	$991,370	$989,980
(*)As of April 2, 2022, senior notes due May 15, 2025 and the unamortized debt issuance-related costs for these senior notes are presented in Current portion of long-term debt.
On March 4, 2022, the Company announced an irrevocable commitment to redeem the $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025 (the “5.500% Senior Notes”). Accordingly, the principal amount of these senior notes have been presented on the Company’s consolidated balance sheet as Current portion of long-term debt, net as of April 2, 2022. The debt issuance costs of approximately $4.3 million associated with these senior notes have been presented on the Company’s consolidated balance sheet as a direct reduction in the carrying value of the associated current debt liability.
On April 4, 2022, the Company, through its wholly-owned subsidiary, The William Carter Company (“TWCC”), redeemed the 5.500% Senior Notes. Pursuant to the optional redemption provisions described in the Indenture dated as of May 11, 2020, TWCC paid the outstanding principal plus accrued interest and an Applicable Premium as defined in the Indenture. This debt redemption is estimated to result in a loss on extinguishment of debt of approximately $19.9 million in the second quarter of fiscal 2022.
Secured Revolving Credit Facility
As of April 2, 2022, the Company had no outstanding borrowings under its secured revolving credit facility, exclusive of $4.1 million of outstanding letters of credit. As of April 2, 2022, approximately $745.9 million remained available for future borrowing. All outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheet because of the contractual repayment terms under the credit facility.
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
As of April 2, 2022, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR (London Interbank Offered Rate) rate loans and 0.375% for base rate loans.
On April 11, 2022, the Company, through its wholly owned subsidiary, TWCC entered into Amendment No. 4 to its fourth amended and restated credit agreement (“Amendment No. 4”) that, among other things, increased the borrowing capacity of the secured revolving credit facility to $850.0 million (combined U.S. dollar and multicurrency facility borrowings), extended the maturity of the secured revolving credit facility from September 2023 to April 2027, and reduced the number of financial maintenance covenants from two to one. Approximately $2.4 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 4 in the second quarter of fiscal 2022 and will be amortized over the remaining term of the secured revolving credit facility. As of April 2, 2022, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2022	April 3, 2021
Stock options	$166	$474
Restricted stock:
Time-based awards	5,159	3,900
Performance-based awards	534	2,557
Total	$5,859	$6,931
On February 16, 2022, the Company’s Board of Directors approved the issuance of the following new awards to certain key employees under the Company’s existing stock-based compensation plan, subject to vesting: 198,480 shares of time-based restricted stock awards with a grant-date fair value of $91.12 each; and 89,760 shares of performance-based restricted stock awards with a grant-date fair value of $91.12 each.
During the first quarter of fiscal 2022, a total of 169,620 restricted stock awards (time- and performance-based) vested.
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period. During the first quarter of fiscal 2021, the achievement of performance target estimates relating to certain performance-based grants were revised resulting in a $2.6 million increase to stock-based compensation expense.
NOTE 10 – INCOME TAXES
As of April 2, 2022, the Company had gross unrecognized income tax benefits of approximately $11.0 million, of which $7.7 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at April 2, 2022 is approximately $2.8 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2022 and/or fiscal 2023 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the first fiscal quarter ended April 2, 2022 and April 3, 2021. The Company had approximately $2.0 million, $1.8 million, and $2.9 million of interest accrued on uncertain tax positions as of April 2, 2022, January 1, 2022, and April 3, 2021, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying condensed consolidated balance sheets, and their aggregate fair values were approximately $16.6 million, $17.5 million, and $15.4 million at April 2, 2022, January 1, 2022, and April 3, 2021, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities are due to the net activity of gains and losses and any contributions and distributions during the period. Losses on the investments in marketable securities were $0.9 million for the first fiscal quarter ended April 2, 2022. Gains on the investments in marketable securities were not material for the first fiscal quarter ended April 3, 2021. These amounts are included in Other (income) expense, net on the Company’s consolidated statement of operations.
Borrowings
As of April 2, 2022, the Company had no outstanding borrowings under its secured revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of the Company’s senior notes, including the 5.500% Senior Notes classified as a current liability, at April 2, 2022 was approximately $1.02 billion. The fair value of these senior notes with a notional value and carrying value (gross of debt issuance costs) of $1.00 billion was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	40,270,895	43,370,744
Dilutive effect of equity awards	77,437	129,198
Diluted number of common and common equivalent shares outstanding	40,348,332	43,499,942

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$67,933	$86,196
Income allocated to participating securities	(921)	(1,033)
Net income available to common shareholders	$67,012	$85,163

Basic net income per common share	$1.66	$1.96

Diluted net income per common share:
Net income	$67,933	$86,196
Income allocated to participating securities	(920)	(1,030)
Net income available to common shareholders	$67,013	$85,166

Diluted net income per common share	$1.66	$1.96

Anti-dilutive awards excluded from diluted earnings per share computation(*)	172,987	481,491
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	April 2, 2022	January 1, 2022	April 3, 2021
Unredeemed gift cards	$21,026	$21,619	$17,426
Income taxes payable	16,049	13,850	40,143
Accrued taxes	11,962	12,883	16,054
Accrued interest	11,782	11,942	11,987
Accrued employee benefits	11,544	26,517	17,307
Accrued salaries and wages	4,831	10,821	4,773
Accrued bonuses and incentive compensation	4,592	47,363	10,222
Other	29,292	31,454	31,999
Other current liabilities	$111,078	$176,449	$149,911
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
NOTE 15 – SEGMENT INFORMATION
The table below presents certain information for our reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2022	% of consolidated net sales	April 3, 2021	% of consolidated net sales
Net sales:
U.S. Retail	$366,358	46.9%	$407,067	51.7%
U.S. Wholesale	307,301	39.3%	283,377	36.0%
International	107,625	13.8%	96,917	12.3%
Consolidated net sales	$781,284	100.0%	$787,361	100.0%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$49,994	13.6%	$76,521	18.8%
U.S. Wholesale	60,506	19.7%	70,058	24.7%
International	10,388	9.7%	9,734	10.0%
Corporate expenses(*)	(18,265)	n/a	(28,817)	n/a
Consolidated operating income	$102,623	13.1%	$127,496	16.2%
(*)Corporate expenses include expenses related to incentive compensation, stock-based compensation, executive management, severance and relocation, finance, office occupancy, information technology, certain legal fees, consulting fees, and audit fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in millions)	Fiscal quarter ended April 3, 2021
Charges:	U.S. Retail	U.S. Wholesale	International
Incremental costs associated with COVID-19 pandemic	$1.1	$0.9	$0.1
Gain on modification of retail store leases(1)	(1.5)	—	—
Total charges(2)(3)	$(0.4)	$0.9	$0.1
(1)Related to gains on the modification of previously impaired retail store leases.
(2)The first fiscal quarter ended April 3, 2021 also included corporate charges related to organizational restructuring of $0.5 million.
(3)Total charges exclude a customer bankruptcy recovery of $38,000.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 relating to our future performance, including, without limitation, statements with respect to our anticipated financial results for any other quarter or period in fiscal 2022 or any other future period, assessment of our performance and financial position, drivers of our sales and earnings growth, the effects of the COVID-19 pandemic, inflationary pressures, and the impacts of supply chain delays, including increased transportation and freight costs. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize or not materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Certain of the risks and uncertainties that could cause actual results and performance to differ materially are described in our most recently filed Annual Report on Form 10-K, in Part I. under the heading “Item 1A. Risk Factors”, and other reports filed with the Securities and Exchange Commission from time to time.
OVERVIEW
We are the largest branded marketer of young children’s apparel in North America. We own two of the most highly recognized and trusted brand names in the children’s apparel market, Carter’s and OshKosh B’gosh (or “OshKosh”). We also own Skip Hop, a leading young children’s lifestyle brand, exclusive Carter’s brands developed for specific wholesale customers, and Little Planet, a brand focused on organic fabrics and sustainable materials.
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
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. As of April 2, 2022, the Company operated 969 retail stores in North America.
The following is a discussion of our results of operations and current financial condition. This should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Form 10-Q and audited

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
consolidated financial statements and related notes included in our Annual Report on Form 10-K for the 2021 fiscal year ended January 1, 2022.
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
Recent Developments
The Company has continued to navigate through the headwinds of the last two years, and in fiscal 2022 we have been able to continue to serve the needs of all families with young children, invest in our business, reduce debt, and return capital to our shareholders. As a result of our strong financial position and recovery from the effects of the COVID-19 pandemic, on March 4, 2022, we called and on April 4, 2022, the Company, through its wholly owned subsidiary, The William Carter Company (“TWCC”) redeemed its $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, which will reduce annual cash interest expense by $27.5 million through May 2025. Additionally, on April 11, 2022, the Company, through TWCC, increased the borrowing capacity of its secured revolving credit facility to $850.0 million (combined U.S. dollar and multicurrency facility borrowings), extended the maturity of the secured revolving credit facility from September 2023 to April 2027, and reduced the number of financial maintenance covenants from two to one.
With our focus on fewer, better, higher profit margin product choices, better inventory management and pricing capabilities, our store unit economics have improved relative to prior years. We expect to close fewer stores and more profitable store opening opportunities are now available to us. We now see an opportunity to open approximately 10 stores in the United States during fiscal 2022 and 100 or more stores in the United States over the next five years, net of closures.
However, the COVID-19 pandemic, along with other geopolitical factors, continues to impact supply chain operations, causing delays in the production and transportation of our product. To help mitigate production delays and meet consumer demand for our products, we have leveraged our strong relationships with our suppliers to shift production schedules when possible, and we have moved more shipments to East Coast ports to hedge against more unpredictable transportation delays through West Coast ports and to hedge against any potential labor disruptions in these West Coast ports. We expect these delays, and the increased costs to mitigate these delays, to continue and to adversely impact our financial results in fiscal 2022.
Additionally, in the first quarter of fiscal 2022, the costs of raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products have rapidly increased. We expect the pressures of input cost inflation to continue in fiscal 2022. We plan to offset these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, entering into shipping container contracts, and other cost controls, although these actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
First Fiscal Quarter 2022 Highlights
Unless otherwise stated, the following comparisons are to the first quarter of fiscal 2021:
•Consolidated net sales decreased $6.1 million, or 0.8%, to $781.3 million.
◦U.S. Wholesale sales increased 8.4%, primarily due to increased demand in our exclusive Carter’s brands as a result of favorable timing of customer orders and product availability. We continue to successfully manage through the broader supply chain and transportation delays and were able to increase sales despite the Easter holiday occurring later in the second quarter of fiscal 2022, which negatively impacted demand in the current comparative period.
◦International sales increased 11.0% primarily due to strong performance in our Canadian retail stores due to increased store traffic and increased average selling prices per unit, and strong performance in our Canadian wholesale channels. We also saw significant growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19. Additionally, net sales in the first quarter of fiscal 2021 were unfavorably impacted by temporary store closures related to COVID-19.
◦U.S. Retail sales decreased 10.0% primarily due to lower traffic in our domestic retail stores and decreased sales through our eCommerce channel, partially offset by increased average selling prices per unit. This decrease is also due to persistent winter weather in much of the country and significant comparability issues between periods such as the benefits of pandemic relief legislation, the payments from which did not reoccur in the first quarter of fiscal 2022, decreased store count, and the Easter holiday occurring later in the second quarter of fiscal 2022.
•Gross profit decreased $36.9 million, or 9.4%, to $355.0 million. Gross margin decreased 440 basis points (“bps”) to 45.4%, primarily driven by increased inbound transportation costs and unfavorable customer and channel mix.
•SG&A expenses as a percentage of total net sales (“SG&A rate”) decreased 120 bps to 33.3%. The decrease in the SG&A rate was primarily driven by decreased performance-based compensation expense and a decrease in other corporate expenses.
•Operating income decreased $24.9 million, or 19.5%, to $102.6 million, and operating margin decreased 310 bps to 13.1%, primarily due to the factors discussed above.
•Net income decreased $18.3 million, or 21.2%, to $67.9 million, primarily due to the factors discussed above, partially offset by a decrease in income taxes.
•Diluted net income per common share decreased $0.30, or 15.3%, to $1.66.
•Compared to the first quarter of fiscal 2019, we have improved profitability as a result of our strong product offerings, increased price realization, and productivity initiatives.
◦Compared to the first quarter of fiscal 2019, gross profit increased $39.2 million, or 12.4%, and gross margin increased 280 bps, primarily due to increased average selling prices per unit, partially offset by the increased inbound transportation costs mentioned above.
◦Compared to the first quarter of fiscal 2019, operating income increased $41.9 million, or 68.9%, and operating margin increased 490 bps, primarily due to the increase in gross margin discussed above and a 230 decrease in SG&A rate. The decrease in SG&A rate was primarily due to better leverage of retail store expenses and other fixed costs and the closure of less profitable stores in fiscal 2021.
•Inventories increased $119.0 million, or 21.2%, to $679.7 million primarily due to increased in-transit inventory as a result of delays in the transportation of our products and planned early inventory ownership to offset these transportation delays.
•Net cash used in operating activities increased $124.3 million, primarily due to changes in working capital, including decreased accounts payable, planned early inventory ownership, and payment of our fiscal 2021 performance-based compensation.
•As a result of our strong financial position and available liquidity, we were able to return $105.1 million to our shareholders, comprised of $74.5 million in share repurchases and $30.6 million in cash dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
FIRST FISCAL QUARTER ENDED APRIL 2, 2022 COMPARED TO FIRST FISCAL QUARTER ENDED APRIL 3, 2021
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	April 2, 2022	April 3, 2021	$ Change	% / bps Change
Consolidated net sales	$781,284	$787,361	$(6,077)	(0.8)%
Cost of goods sold	426,193	401,731	24,462	6.1%
Adverse purchase commitments (inventory and raw materials), net	49	(6,330)	6,379	nm
Gross profit	355,042	391,960	(36,918)	(9.4)%
Gross profit as % of consolidated net sales	45.4%	49.8%		(440) bps
Royalty income, net	7,474	7,463	11	0.1%
Royalty income as % of consolidated net sales	1.0%	0.9%		10 bps
Selling, general, and administrative expenses	259,893	271,927	(12,034)	(4.4)%
SG&A expenses as % of consolidated net sales	33.3%	34.5%		(120) bps
Operating income	102,623	127,496	(24,873)	(19.5)%
Operating income as % of consolidated net sales	13.1%	16.2%		(310) bps
Interest expense	15,132	15,348	(216)	(1.4)%
Interest income	(338)	(225)	(113)	(50.2)%
Other income, net	(512)	(917)	405	44.2%
Income before income taxes	88,341	113,290	(24,949)	(22.0)%
Income tax provision	20,408	27,094	(6,686)	(24.7)%
Effective tax rate(*)	23.1%	23.9%		(80) bps
Net income	$67,933	$86,196	$(18,263)	(21.2)%

Basic net income per common share	$1.66	$1.96	$(0.30)	(15.3)%
Diluted net income per common share	$1.66	$1.96	$(0.30)	(15.3)%
Dividend declared and paid per common share	$0.75	$—	$0.75	nm
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $6.1 million, or 0.8%, to $781.3 million in the first quarter of fiscal 2022. This decrease was primarily driven by decreased net sales in our U.S. Retail segment, offset by increased net sales of our exclusive Carter’s brands, increased net sales in Canada, increased demand with our international wholesale partners as these partners recovered from COVID-19 business disruptions, and increased average selling prices per unit. Significant comparability issues between periods include the benefits of pandemic relief legislation, the payments from which did not reoccur in the first quarter of fiscal 2022, decreased store count, and the Easter holiday occurring later in the second quarter of fiscal 2022.
Changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2022, as compared to the first quarter of fiscal 2021, had an unfavorable effect on our consolidated net sales of approximately $0.2 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $36.9 million, or 9.4%, to $355.0 million in the first quarter of fiscal 2022. Consolidated gross margin decreased 440 bps to 45.4%.
The decrease in consolidated gross profit and gross margin was primarily driven by increased inbound transportation costs and unfavorable customer and channel mix. The increased transportation costs include increased inbound air freight, primarily related to the U.S. Wholesale segment. Unfavorable customer mix was primarily a result of supply chain delays and short selling windows for late arriving products, resulting in more off-price sales. Increased product costs were generally offset by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
increased average selling prices per unit, As a result of labor shortages, supply chain constraints, and inflation, we expect transportation rates to increase in fiscal 2022.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $12.0 million, or 4.4%, to $259.9 million in the first quarter of fiscal 2022 and decreased as a percentage of consolidated net sales by approximately 120 bps to 33.3%. This decrease in the SG&A rate was primarily driven by decreased performance-based compensation expense. Additional drivers include decreased bad debt expense due to improved performance across our wholesale customers and a decrease in other corporate expenses, which were partially offset by increased marketing costs, fixed costs deleverage in our U.S. eCommerce channel, and increased outbound freights costs.
Operating Income
Consolidated operating income decreased $24.9 million, or 19.5%, to $102.6 million in the first quarter of fiscal 2022 and consolidated operating margin decreased 310 bps to 13.1%, primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $0.2 million, or 1.4%, to $15.1 million in the first quarter of fiscal 2022. Weighted-average borrowings for the first quarter of fiscal 2022 were $1.00 billion at an effective interest rate of 6.00%, compared to weighted-average borrowings for the first quarter of fiscal 2021 of $1.00 billion at an effective interest rate of 6.05%.
Income Taxes
Our consolidated income tax provision decreased $6.7 million, or 24.7%, to $20.4 million in the first quarter of fiscal 2022 and the effective tax rate decreased 80 bps to 23.1%. The decreased effective tax rate for the first quarter of fiscal 2022 primarily relates to an expected decrease in non-deductible officer’s compensation in fiscal 2022.
Net Income
Consolidated net income decreased $18.3 million, or 21.2%, to $67.9 million in the first quarter of fiscal 2022, primarily due to the factors previously discussed.
Results by Segment - First Quarter of Fiscal 2022 compared to First Quarter of Fiscal 2021
The following table summarizes net sales and operating income, by segment, for the first quarter of fiscal 2022 and the first quarter of fiscal 2021:

	Fiscal quarter ended
(dollars in thousands)	April 2, 2022	% of consolidated net sales	April 3, 2021	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$366,358	46.9%	$407,067	51.7%	$(40,709)	(10.0)%
U.S. Wholesale	307,301	39.3%	283,377	36.0%	23,924	8.4%
International	107,625	13.8%	96,917	12.3%	10,708	11.0%
Consolidated net sales	$781,284	100.0%	$787,361	100.0%	$(6,077)	(0.8)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$49,994	13.6%	$76,521	18.8%	$(26,527)	(34.7)%
U.S. Wholesale	60,506	19.7%	70,058	24.7%	(9,552)	(13.6)%
International	10,388	9.7%	9,734	10.0%	654	6.7%
Unallocated corporate expenses	(18,265)	n/a	(28,817)	n/a	10,552	36.6%
Consolidated operating income	$102,623	13.1%	$127,496	16.2%	$(24,873)	(19.5)%

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
U.S. Retail
U.S. Retail segment net sales decreased $40.7 million, or 10.0%, to $366.4 million in the first quarter of fiscal 2022. The decrease in net sales was primarily driven by decreased net sales in our domestic retail stores and decreased net sales in our eCommerce channels. These drivers were partially offset by increased average selling prices per unit as a result of decreased promotions. This decrease in net sales is due to persistent winter weather in much of the country and significant comparability issues between periods such as the benefits of pandemic relief legislation, the payments from which did not reoccur in the first quarter of fiscal 2022, decreased store count, and the Easter holiday occurring later in the second quarter of fiscal 2022.
Comparable net sales, including retail store and eCommerce, decreased 6.6% primarily driven by the factors mentioned above. As of April 2, 2022, we operated 740 retail stores in the U.S. compared to 751 as of January 1, 2022, and 804 as of April 3, 2021.
U.S. Retail segment operating income decreased $26.5 million, or 34.7%, to $50.0 million and operating margin decreased 520 bps to 13.6%. The primary drivers of the decrease in operating margin were a 80 bps decrease in gross margin and a 440 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased products costs and increased inbound transportation costs, partially offset by increased average selling prices per unit. The increase in SG&A rate was primarily due to fixed costs deleverage as a result of decreased net sales, increased marketing expense, and increased transportation costs, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales increased $23.9 million, or 8.4%, to $307.3 million in the first quarter of fiscal 2022 primarily due increased demand in our exclusive Carter’s brands as a result of favorable timing of customer orders and product availability.
U.S. Wholesale segment operating income decreased $9.6 million, or 13.6%, to $60.5 million and operating margin decreased 500 bps to 19.7%. The primary drivers of the decrease in operating margin were a 630 bps decrease in gross margin and a 140 bps decrease in SG&A rate. The decrease in gross margin was primarily due to increased inbound transportation costs, including air freight, unfavorable customer mix, and a release of inventory related reserves in the first quarter of fiscal 2021 that did not reoccur in the first quarter of fiscal 2022. Unfavorable customer mix was primarily a result of supply chain delays and short selling windows for late arriving products, resulting in more off-price sales. Additional drivers include increased product costs, which were partially offset by increased average selling prices per unit. The decrease in the SG&A rate was primarily due to decreased bad debt expense driven by improved performance across our wholesale customers and decreased performance-based compensation expense.
International
International segment net sales increased $10.7 million, or 11.0%, to $107.6 million in the first quarter of fiscal 2022. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $0.2 million unfavorable effect on International segment net sales in the first quarter of fiscal 2022. The increase in net sales was primarily driven by strong performance in our Canadian retail stores due to increased store traffic and increased average selling prices per unit, as well as increased sales in our Canadian wholesale channel. We also saw increased sales to our international partners as these partners recovered from business disruptions as a result of COVID-19. Additionally, net sales in the first quarter of fiscal 2021 were unfavorably impacted by temporary store closures related to COVID-19.
Canadian comparable net sales, including retail store and eCommerce, increased 4.9% primarily driven by growth in our retail stores, partially offset by decreased traffic in our eCommerce channel. As of April 2, 2022, we operated 185 and 44 retail

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
stores in Canada and Mexico, respectively. As of January 1, 2022, we operated 186 and 43 retail stores in Canada and Mexico, respectively. As of April 3, 2021, we operated 189 and 43 retail stores in Canada and Mexico, respectively.
International segment operating income increased $0.7 million, or 6.7%, to $10.4 million and operating margin decreased 30 bps to 9.7%. The decrease in the operating margin was primarily attributable to a 220 bps decrease in gross margin and a 170 bps decrease in the SG&A rate. The decrease in gross margin was primarily due to increased inbound transportation costs and a release of inventory related reserves in the first quarter of fiscal 2021 that did not reoccur in the first quarter of fiscal 2022. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense and decreased bad debt expense, partially offset by increased transportation costs.
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
Unallocated corporate expenses decreased $10.6 million, or 36.6%, to $18.3 million in the first quarter of fiscal 2022. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 140 bps to 2.3%. The decrease as a percentage of consolidated net sales was primarily due to decreased performance-based compensation and a decrease in other corporate expenses.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital and capital expenditures, interest on debt, and the return of capital to our shareholders. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity will fund our project requirements for at least the next twelve months. However, these sources of liquidity may be affected by the COVID-19 pandemic and other events described in our risk factors, as further discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Recent Developments” in our most recently filed Annual Report on Form 10-K, we have experienced and expect to continue to experience delays in the production and transportation of our product, and the increased costs to mitigate these delays, to continue and to adversely impact our financial results in fiscal 2022. We cannot predict the timing and amount of such impact.
As of April 2, 2022, we had approximately $702.3 million of cash and cash equivalents held at major financial institutions, including approximately $95.3 million held at financial institutions located outside of the United States. In April 2022, we redeemed our $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, with cash on hand. Additionally in April 2022, we borrowed $50.0 million on our secured revolving credit facility to support our working capital requirements. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at April 2, 2022 were $265.7 million compared to $240.2 million at April 3, 2021 and $231.4 million at January 1, 2022. The overall increase of $25.5 million, or 10.6%, at April 2, 2022 compared to April 3, 2021 primarily reflects increased wholesale customer shipments and the timing of customer receipts. Due to the seasonal nature of our operations, the net accounts receivable balance at April 2, 2022 is not comparable to the net accounts receivable balance at January 1, 2022.
Inventories at April 2, 2022 were $679.7 million compared to $560.7 million at April 3, 2021 and $647.7 million at January 1, 2022. The increase of $119.0 million, or 21.2%, at April 2, 2022 compared to April 3, 2021 was primarily due to increased in-transit inventory as a result of delays in the transportation of our products and planned early inventory ownership to offset these transportation delays, partially offset by decreased pack and hold inventory. Due to the seasonal nature of our operations, the inventories balance at April 2, 2022 is not comparable to the inventories balance at January 1, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Accounts payable at April 2, 2022 were $284.0 million compared to $334.8 million at April 3, 2021 and $407.0 million at January 1, 2022. The decrease of $50.7 million, or 15.2%, at April 2, 2022 compared to April 3, 2021 was primarily due a decrease in vendor payment terms. Due to the seasonal nature of our operations, the accounts payable balance at April 2, 2022 is not comparable to the accounts payable balance at January 1, 2022.
Cash Flow
Net Cash Used in Operating Activities
Net cash used in operating activities for the first quarter of fiscal 2022 was $163.8 million compared to $39.5 million in the first quarter of fiscal 2021. Our cash flow provided by operating activities is dependent on net income and changes in our working capital. The increase in net cash used in operating activities was primarily due to a decrease in vendor payment terms, planned early inventory receipts, and payment of our fiscal 2021 performance-based compensation.
Net Cash Used in Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2022 was $7.7 million compared to $6.7 million in the first quarter of fiscal 2021. The increase in net cash used in investing activities was primarily due to proceeds from sales of investments in marketable securities in the first quarter of fiscal 2021 that did not reoccur in the first quarter of fiscal 2022, partially offset by decreased capital expenditures. Capital expenditures in the first quarter of fiscal 2022 primarily included $4.3 million for information technology initiatives, $1.2 million for omni-channel initiatives and our U.S. and international retail store openings and remodels, and $1.5 million for our distribution facilities.
We plan to invest approximately $65.0 million in capital expenditures in fiscal 2022, which primarily relates to U.S. and international retail store openings and remodels, strategic information technology initiatives, and investments in our distribution facilities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $111.5 million in the first quarter of fiscal 2022 compared to $2.8 million in the first quarter of fiscal 2021. This change in cash flow from financing activities was primarily due to the return of capital to our shareholders through common stock share repurchases and cash dividends in the first quarter of fiscal 2022. As a result of actions taken in connection with the COVID-19 pandemic, our common stock share repurchases program was temporarily suspended for the first quarter of fiscal 2021, and we did not declare or pay cash dividends in the period.
Secured Revolving Credit Facility
As of April 2, 2022, we had no outstanding borrowings under our secured revolving credit facility, exclusive of $4.1 million of outstanding letters of credit. As of April 2, 2022, there was approximately $745.9 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
As of April 2, 2022, the interest rate margins applicable to the secured revolving credit facility were 1.375% for LIBOR rate and 0.375% for base rate loans.
On April 11, 2022, TWCC and a syndicate of lenders entered into Amendment No. 4 to its fourth amended and restated credit agreement (“Amendment No. 4”) that, among other things, increased the borrowing capacity of the facility to $850.0 million (combined U.S. dollar and multicurrency facility borrowings) and extended the maturity of the facility from September 2023 to April 2027. Amendment No. 4 also provides for Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), or other customary replacement benchmark floating rates. Approximately $2.4 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 4 in the second quarter of fiscal 2022 and will be amortized over the remaining term of the secured revolving credit facility. As of April 2, 2022, we were in compliance with our financial and other covenants under our secured revolving credit facility.
Senior Notes
As of April 2, 2022, the Company had outstanding $500 million principal amount of senior notes at par, bearing interest at a rate of 5.625% per annum, and scheduled to mature on March 15, 2027, and $500 million principal amount of senior notes at par, bearing interest at a rate of 5.500% per annum, and maturing on May 15, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
On April 4, 2022, the Company, through its wholly-owned subsidiary, TWCC, redeemed $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025. Pursuant to the optional redemption provisions described in the Indenture dated as of May 11, 2020, TWCC paid the outstanding principal plus accrued interest and an Applicable Premium as defined in the Indenture. This debt redemption is estimated to result in a loss on extinguishment of debt of approximately $19.9 million in the second quarter of fiscal 2022.
Share Repurchases
In the first quarter of fiscal 2022, we repurchased and retired 793,008 shares in open market transactions for approximately $74.5 million, at an average price of $93.94 per share. As a result of actions taken in connection with the COVID-19 pandemic, we did not repurchase or retire any shares in open market transactions in the first quarter of fiscal 2021.
The total remaining capacity under all remaining repurchase authorizations as of April 2, 2022 was approximately $974.7 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at our discretion subject to restrictions under our revolving credit facility, market conditions, stock price, other investment priorities, and other factors.
Dividends
In the first quarter of fiscal 2022, our Board of Directors declared and we paid quarterly cash dividends of $0.75 per common share. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and we did not pay cash dividends for the first quarter of fiscal 2021. Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under our revolving credit facility, business conditions, our financial performance, and other considerations.
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
Our critical accounting policies and estimates are described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our most recent Annual Report on Form 10-K for the 2021 fiscal year ended January 1, 2022. Our critical accounting policies and estimates are those policies that require management’s most difficult and subjective judgments and may result in the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include: revenue recognition and accounts receivable allowance, inventory, goodwill and tradename, accrued expenses, loss contingencies, accounting for income taxes, foreign currency, employee benefit plans, and stock-based compensation arrangements. There have been no material changes in these critical accounting policies and estimates from those described in our most recent Annual Report on Form 10-K.

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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. The changes in foreign currency exchange rates used for translation in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021, had a $0.2 million unfavorable effect on our consolidated net sales.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended revolving credit facility, which carries variable interest rates. As of April 2, 2022, there were no variable rate borrowings outstanding under the amended revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would not result in a material amount of additional interest expense over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 2, 2022.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended April 2, 2022 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended April 2, 2022.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to various claims and pending or threatened lawsuits in the normal course of our business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Form 10-K for the 2021 fiscal year ended January 1, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the first quarter of fiscal 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)(4)
January 2, 2022 through January 29, 2022	250,295	$96.67	250,295	$326,912,202

January 30, 2022 through February 26, 2022	359,420	$91.31	289,071	$998,600,067

February 27, 2022 through April 2, 2022	253,745	$94.24	253,642	$974,697,550

Total	863,460		793,008
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 70,452 shares surrendered between January 30, 2022 and April 2, 2022.
(2)Share purchases during the first quarter of fiscal 2022 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
(3)On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of approximately $301.9 million remaining under previous authorizations.
(4)Under share repurchase authorizations approved by our Board of Directors.
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

CARTER’S, INC.

April 29, 2022	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

April 29, 2022	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)