Form 10-Q
period 2022-07-02
CARTERS INC
filed 2022-07-29
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 2, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of July 22, 2022, there were 38,996,378 shares of the registrant’s common stock outstanding.

CARTER’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	July 2, 2022	January 1, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$231,339	$984,294	$1,120,901
Accounts receivable, net of allowance for credit losses of $5,758, $7,281, and $7,130, respectively	183,920	231,354	163,957
Finished goods inventories, net of inventory reserves of $18,057, $14,378, and $15,726, respectively	858,258	647,742	619,617
Prepaid expenses and other current assets	81,482	50,131	66,549
Total current assets	1,354,999	1,913,521	1,971,024
Property, plant, and equipment, net of accumulated depreciation of $548,013, $528,926, and $545,702, respectively	186,778	216,004	231,944
Operating lease assets	449,350	487,748	527,121
Tradenames, net	307,518	307,643	307,768
Goodwill	211,247	212,023	213,195
Customer relationships, net	32,248	33,969	35,777
Other assets	31,747	30,889	29,097
Total assets	$2,573,887	$3,201,797	$3,315,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408,006	$407,044	$356,826
Current operating lease liabilities	142,981	147,537	158,270
Other current liabilities	96,102	176,449	113,240
Total current liabilities	647,089	731,030	628,336
Long-term debt, net	616,275	991,370	990,437
Deferred income taxes	45,730	40,910	58,150
Long-term operating lease liabilities	400,046	441,861	484,881
Other long-term liabilities	43,881	46,440	56,618
Total liabilities	$1,753,021	$2,251,611	$2,218,422

Commitments and contingencies - Note 14

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding at July 2, 2022, January 1, 2022, and July 3, 2021	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 39,315,094, 41,148,870, and 44,011,080 shares issued and outstanding at July 2, 2022, January 1, 2022, and July 3, 2021, respectively	393	411	440
Additional paid-in capital	—	—	31,521
Accumulated other comprehensive loss	(32,203)	(28,897)	(27,263)
Retained earnings	852,676	978,672	1,092,806
Total stockholders’ equity	820,866	950,186	1,097,504
Total liabilities and stockholders’ equity	$2,573,887	$3,201,797	$3,315,926
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$700,695	$746,400	$1,481,980	$1,533,761
Cost of goods sold	364,657	379,793	790,851	781,524
Adverse purchase commitments (inventory and raw materials), net	4,799	(2,100)	4,848	(8,430)
Gross profit	331,239	368,707	686,281	760,667
Royalty income, net	5,602	6,645	13,076	14,108
Selling, general, and administrative expenses	261,423	267,770	521,315	539,697
Operating income	75,418	107,582	178,042	235,078
Interest expense	8,652	15,295	23,784	30,643
Interest income	(272)	(201)	(610)	(426)
Other expense (income), net	17	(723)	(494)	(1,640)
Loss on extinguishment of debt	19,940	—	19,940	—
Income before income taxes	47,081	93,211	135,422	206,501
Income tax provision	10,111	21,608	30,519	48,702
Net income	$36,970	$71,603	$104,903	$157,799

Basic net income per common share	$0.93	$1.63	$2.60	$3.59
Diluted net income per common share	$0.93	$1.62	$2.59	$3.58
Dividend declared and paid per common share	$0.75	$0.40	$1.50	$0.40
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$36,970	$71,603	$104,903	$157,799
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,088)	4,271	(3,306)	5,497
Comprehensive income	$30,882	$75,874	$101,597	$163,296
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	12,065	—	811	—	—	811
Withholdings from vesting of restricted stock	(37,444)	—	(3,588)	—	—	(3,588)
Restricted stock activity	192,963	2	(2)	—	—	—
Stock-based compensation expense	—	—	6,931	—	—	6,931
Comprehensive income	—	—	—	1,226	86,196	87,422
Balance at April 3, 2021	43,947,659	$440	$21,904	$(31,534)	$1,038,799	$1,029,609
Exercise of stock options	57,274	—	4,336	—	—	4,336
Withholdings from vesting of restricted stock	(1,057)	—	(110)	—	—	(110)
Restricted stock activity	7,204	—	—	—	—	—
Stock-based compensation expense	—	—	5,391	—	—	5,391
Cash dividends declared and paid of $0.40 per common share	—	—	—	—	(17,596)	(17,596)
Comprehensive income	—	—	—	4,271	71,603	75,874
Balance at July 3, 2021	44,011,080	$440	$31,521	$(27,263)	$1,092,806	$1,097,504

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	5,100	—	222	—	—	222
Withholdings from vesting of restricted stock	(70,452)	—	(6,623)	—	—	(6,623)
Restricted stock activity	265,412	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,859	—	—	5,859
Repurchase of common stock	(793,008)	(8)	545	—	(75,033)	(74,496)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(30,573)	(30,573)
Comprehensive income	—	—	—	2,782	67,933	70,715
Balance at April 2, 2022	40,555,922	$406	$—	$(26,115)	$940,999	$915,290
Exercise of stock options	1,500	—	89	—	—	89
Withholdings from vesting of restricted stock	(705)	—	(58)	—	—	(58)
Restricted stock activity	30,731	—	—	—	—	—
Stock-based compensation expense	—	—	6,359	—	—	6,359
Repurchase of common stock	(1,272,354)	(13)	(6,390)	—	(95,407)	(101,810)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(29,886)	(29,886)
Comprehensive income	—	—	—	(6,088)	36,970	30,882
Balance at July 2, 2022	39,315,094	$393	$—	$(32,203)	$852,676	$820,866
            See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Two fiscal quarters ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$104,903	$157,799
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	29,838	44,613
Amortization of intangible assets	1,865	1,866
Provisions for excess and obsolete inventory	3,709	1,451
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	246	2,056
Amortization of debt issuance costs	1,173	1,497
Stock-based compensation expense	12,218	12,322
Unrealized foreign currency exchange (gain) loss, net	(32)	61
(Recoveries of) provisions for doubtful accounts receivable from customers	(1,520)	1,206
Unrealized loss (gain) on investments	1,867	(1,279)
Loss on extinguishment of debt	19,940	—
Deferred income taxes expense	4,762	5,817
Other	1,019	—
Effect of changes in operating assets and liabilities:
Accounts receivable	48,973	21,620
Finished goods inventories	(215,519)	(19,663)
Prepaid expenses and other assets	(32,308)	(8,724)
Accounts payable and other liabilities	(74,729)	(171,119)
Net cash (used in) provided by operating activities	$(93,595)	$49,523

Cash flows from investing activities:
Capital expenditures	$(16,313)	$(20,506)
Proceeds from sale of investments	—	5,000
Net cash used in investing activities	$(16,313)	$(15,506)

Cash flows from financing activities:
Payment of senior notes due 2025	$(500,000)	$—
Premiums paid to extinguish debt	(15,678)	—
Payment of debt issuance costs	(2,420)	(223)
Borrowings under secured revolving credit facility	120,000	—
Repurchases of common stock	(176,306)	—
Dividends paid	(60,460)	(17,596)
Withholdings from vesting of restricted stock	(6,681)	(3,698)
Proceeds from exercises of stock options	311	5,147
Other	(321)	—
Net cash used in financing activities	$(641,555)	$(16,370)

Net effect of exchange rate changes on cash and cash equivalents	(1,492)	931
Net (decrease) increase in cash and cash equivalents	$(752,955)	$18,578
Cash and cash equivalents, beginning of period	984,294	1,102,323
Cash and cash equivalents, end of period	$231,339	$1,120,901

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh, Skip Hop, Child of Mine, Just One You, Simple Joys, Carter’s My First Love, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company’s own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended July 2, 2022 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 31, 2022.
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
Inventories
Our inventories, which consist primarily of finished goods, are stated approximately at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Inventories at July 2, 2022 were $858.3 million compared to $619.6 million at July 3, 2021 and $647.7 million at January 1, 2022. The increase of $238.7 million, or 38.5%, at July 2, 2022 compared to July 3, 2021 is primarily due to planned earlier inventory ownership to offset transportation delays, longer holding periods for inventory to be sold in future periods, increased product costs, and lower than projected net sales. Due to the seasonal nature of our operations, the inventories balance at July 2, 2022 is not comparable to the inventories balance at January 1, 2022.
Inventory reserves at July 2, 2022 increased 14.8% compared to July 3, 2021. Although inventory levels have increased as of July 2, 2022, excess inventory reserve rates have remained relatively stable due to the overall health and planned use of the inventory. The liability for adverse inventory and fabric purchase commitments increased from $0.8 million as of July 3, 2021 to $5.2 million as of July 2, 2022 primarily due to reduced forward inventory commitments to better align with estimated lower customer demand.
The Company anticipates an increased supply of inventory to continue for the remainder of fiscal 2022.
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
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the second quarter and two quarters ended fiscal 2022 and 2021 were as follows:

	Fiscal quarter ended July 2, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$224,016	$37,019	$261,035
Direct-to-consumer	379,097	—	60,563	439,660
	$379,097	$224,016	$97,582	$700,695

Royalty income, net	$1,317	$2,885	$1,400	$5,602

	Two fiscal quarters ended July 2, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$531,317	$87,452	$618,769
Direct-to-consumer	745,455	—	117,756	863,211
	$745,455	$531,317	$205,208	$1,481,980

Royalty income, net	$4,558	$6,315	$2,203	$13,076

	Fiscal quarter ended July 3, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$231,630	$33,610	$265,240
Direct-to-consumer	423,627	—	57,533	481,160
	$423,627	$231,630	$91,143	$746,400

Royalty income, net	$2,360	$2,876	$1,409	$6,645

	Two fiscal quarters ended July 3, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$515,007	$76,402	$591,409
Direct-to-consumer	830,694	—	111,658	942,352
	$830,694	$515,007	$188,060	$1,533,761

Royalty income, net	$5,430	$6,651	$2,027	$14,108

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	July 2, 2022	January 1, 2022	July 3, 2021
Trade receivables from wholesale customers, net	$182,253	$233,928	$164,591
Royalties receivable	5,203	5,769	5,991
Tenant allowances and other receivables	10,671	10,352	9,478
Total gross receivables	$198,127	$250,049	$180,060
Less: Wholesale accounts receivable reserves(*)	(14,207)	(18,695)	(16,103)
Accounts receivable, net	$183,920	$231,354	$163,957
(*)Includes allowance for credit losses of $5.8 million, $7.3 million, and $7.1 million for the periods ended July 2, 2022, January 1, 2022, and July 3, 2021, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	July 2, 2022	January 1, 2022	July 3, 2021
Contract liabilities - current:
Unredeemed gift cards	$21,251	$21,619	$18,049
Unredeemed customer loyalty rewards	4,456	5,659	4,829
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$26,421	$27,992	$23,592

Contract liabilities - non-current(3)	$1,786	$2,143	$2,500
Total contract liabilities	$28,207	$30,135	$26,092
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
As of the periods presented, the Company’s finance leases were not material to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.
The following components of lease expense are included in Selling, general, and administrative expenses on the Company’s consolidated statements of operations for the second quarter and first two quarters of fiscal 2022 and 2021:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	$39,169	$42,100	$78,626	$84,798
Variable lease cost(*)	17,173	16,276	34,241	32,674
Net lease cost	$56,342	$58,376	$112,867	$117,472
(*)Includes short-term leases, which are not material, and operating lease asset impairment charges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of July 2, 2022, the weighted average remaining operating lease term was 4.7 years, and the weighted average discount rate for operating leases was 3.32%.
Cash paid for amounts included in the measurement of operating lease liabilities in the second quarter and first two quarters of fiscal 2022 were $42.5 million and $85.8 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in the second quarter and first two quarters of fiscal 2022 were $14.5 million and $30.8 million, respectively.
As of July 2, 2022, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2022	$81,872
2023	148,893
2024	120,016
2025	85,642
2026	61,239
2027	39,305
After 2027	51,565
Total lease payments	$588,532
Less: Interest	(45,505)
Present value of lease liabilities(*)	$543,027
(*)As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is applied based on information available at commencement date to determine the present value of lease payments.
As of July 2, 2022, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $21.7 million. These operating leases will commence between fiscal year 2022 and fiscal year 2023 with lease terms of 3 years to 10 years.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	July 2, 2022	January 1, 2022	July 3, 2021
Cumulative foreign currency translation adjustments	$(24,608)	$(21,302)	$(15,810)
Pension and post-retirement obligations(*)	(7,595)	(7,595)	(11,453)
Total accumulated other comprehensive loss	$(32,203)	$(28,897)	$(27,263)
(*)Net of income taxes of $2.4 million, $2.4 million, and $3.5 million for the period ended July 2, 2022, January 1, 2022, and July 3, 2021, respectively.
During the first two quarters of both fiscal 2022 and fiscal 2021, no amounts were reclassified from Accumulated other comprehensive loss to the consolidated statement of operations.
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at January 2, 2021	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	1,419	1,419
Balance at July 3, 2021(*)	$83,934	$74,454	$54,807	$213,195

Balance at January 1, 2022	$83,934	$74,454	$53,635	$212,023
Foreign currency impact	—	—	(776)	(776)
Balance at July 2, 2022(*)	$83,934	$74,454	$52,859	$211,247
(*)Goodwill for the International reporting unit is net of accumulated impairment losses of $17.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the carrying value of the Company’s intangible assets were as follows:

		July 2, 2022			January 1, 2022
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,626	2,285	3,911	1,501	2,410
Total tradenames, net		$309,144	$1,626	$307,518	$309,144	$1,501	$307,643

Skip Hop customer relationships	15 years	$47,300	$16,598	$30,702	$47,300	$15,010	$32,290
Carter’s Mexico customer relationships	10 years	3,066	1,520	1,546	3,047	1,368	1,679
Total customer relationships, net		$50,366	$18,118	$32,248	$50,347	$16,378	$33,969

		July 3, 2021
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,376	2,535
Total tradenames, net		$309,144	$1,376	$307,768

Skip Hop customer relationships	15 years	$47,300	$13,422	$33,878
Carter’s Mexico customer relationships	10 years	3,116	1,217	1,899
Total customer relationships, net		$50,416	$14,639	$35,777
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both the second quarter of fiscal 2022 and the second quarter of fiscal 2021. Amortization expense was approximately $1.9 million for both the first two quarters of fiscal 2022 and the first two quarters of fiscal 2021.
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
Remainder of 2022	$1,865
2023	$3,688
2024	$3,658
2025	$3,658
2026	$3,658
2027	$3,532

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2022	July 3, 2021(*)	July 2, 2022	July 3, 2021(*)
Number of shares repurchased	1,272,354	—	2,065,362	—
Aggregate cost of shares repurchased (dollars in thousands)	$101,810	$—	$176,306	$—
Average price per share	$80.02	$—	$85.36	$—
(*)As a result of actions taken in connection with the COVID-19 pandemic, the Company did not repurchase or retire any shares in open market transactions in the first two quarters of fiscal 2021.
On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of approximately $301.9 million remaining under previous authorizations. The total aggregate remaining capacity under outstanding repurchase authorizations as of July 2, 2022 was approximately $872.9 million. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In the second quarter and first two quarters of fiscal 2022, the Board of Directors declared and the Company paid cash dividends per common share of $0.75 and $1.50, respectively. In the second quarter of fiscal 2021, the Board of Directors declared and the Company paid cash dividends per common share of $0.40. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and the Company did not pay cash dividends for the first quarter of fiscal 2021. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock.
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	July 2, 2022	January 1, 2022	July 3, 2021
$500 million 5.500% senior notes due May 15, 2025	$—	$500,000	$500,000
$500 million 5.625% senior notes due March 15, 2027	500,000	500,000	500,000
Total senior notes	$500,000	$1,000,000	$1,000,000
Less unamortized issuance-related costs for senior notes	(3,725)	(8,630)	(9,563)
Senior notes, net	$496,275	$991,370	$990,437
Secured revolving credit facility	120,000	—	—
Total long-term debt, net	$616,275	$991,370	$990,437

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On April 4, 2022, the Company, through its wholly-owned subsidiary, The William Carter Company (“TWCC”) redeemed the $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025. Pursuant to the optional redemption provisions described in the Indenture dated as of May 11, 2020, TWCC paid the outstanding principal plus accrued interest and an Applicable Premium as defined in the Indenture. This debt redemption resulted in a loss on extinguishment of debt of approximately $19.9 million, primarily consisting of $15.7 million of the Applicable Premium and $4.3 million related to the write-off of unamortized debt issuance costs.
Secured Revolving Credit Facility
As of July 2, 2022, the Company had $120.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $3.6 million of outstanding letters of credit. As of July 2, 2022, approximately $726.4 million remained available for future borrowing. Any outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets because of the contractual repayment terms under the credit facility.
On April 11, 2022, the Company, through TWCC entered into Amendment No. 4 to its fourth amended and restated credit agreement (“Amendment No. 4”) that, among other things, increased the borrowing capacity of the secured revolving credit facility to $850.0 million (combined U.S. dollar and multicurrency facility borrowings), extended the maturity from September 2023 to April 2027, and reduced the number of financial maintenance covenants from two to one.
In particular, Amendment No. 4 provides for the following:
•increases the borrowing capacity of the secured revolving credit facility from $750 million to $850 million - the U.S. Dollar facility commitment increases to $750 million from $650 million and the multicurrency facility commitment remains at $100 million;
•extends the maturity of the secured revolving credit facility from September 2023 to April 2027;
•adds a Springing Maturity Date provision, which states that if the Company has not redeemed or refinanced at least $250 million of the senior notes due 2027 prior to the 91st day before the maturity of the senior notes due March 15, 2027, then the maturity date of the secured revolving credit facility will be the 91st day before the original maturity of the senior notes due 2027;
•reduces the number of financial maintenance covenants from two to one - the Lease Adjusted Leverage Ratio has been simplified to a Consolidated Total Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio has been eliminated. The Consolidated Total Leverage Ratio maximum permitted shall be 3.50:1.00 and temporarily increases to 4.00:1:00 in the event of a Material Acquisition;
•Term Benchmark Loans bear interest at a rate determined by reference to the Adjusted Term SOFR (Secured Overnight Financing Rate), CDOR (Canadian Dollar Offered Rate), or the Adjusted EURIBOR (Euro Interbank Offered Rate). Each Term Benchmark Loan is subject to interest charges equal to the per annum respective benchmark rate plus an initial applicable rate of 1.375% which may be adjusted from 1.125% to 1.625% based upon a leverage-based pricing schedule; and
•Other Base, Prime, and Overnight Rate Loans are subject to interest charges equal to the per annum, respective, benchmark rate plus an initial applicable rate of 0.375% which may be adjusted from 0.125% to 0.625% based upon a leverage-based pricing schedule. An Applicable Commitment Fee initially equal to 0.20% per annum and ranging from 0.15% per annum to 0.25% per annum, based upon a leverage-based pricing grid, is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments. Capitalized items are Defined Terms pursuant to Amendment No. 4, dated as of April 11, 2022.
Approximately $2.4 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 4 and is being amortized over the remaining term of the secured revolving credit facility.
As of July 2, 2022, the interest rate margins applicable to the secured revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans.
As of July 2, 2022, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 2.95%. There were no Canadian dollar or other foreign currency borrowings outstanding on July 2, 2022.
As of July 2, 2022, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(dollars in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock options	$12	$300	$178	$774
Restricted stock:
Time-based awards	4,296	3,504	9,455	7,404
Performance-based awards	345	347	879	2,904
Stock awards	1,706	1,240	1,706	1,240
Total	$6,359	$5,391	$12,218	$12,322
The Company recognizes compensation cost ratably over the applicable performance periods based on the estimated probability of achievement of its performance targets at the end of each period.
NOTE 10 – INCOME TAXES
As of July 2, 2022, the Company had gross unrecognized income tax benefits of approximately $11.3 million, of which $7.9 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at July 2, 2022 is approximately $2.8 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2022 and/or fiscal 2023 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the second fiscal quarter ended July 2, 2022 and July 3, 2021. Interest expense recorded on uncertain tax positions was $0.3 million and $0.2 million for the first two quarters of fiscal 2022 and fiscal 2021, respectively. The Company had approximately $2.1 million, $1.8 million, and $2.2 million of interest accrued on uncertain tax positions as of July 2, 2022, January 1, 2022, and July 3, 2021, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $15.7 million, $17.5 million, and $16.5 million at July 2, 2022, January 1, 2022, and July 3, 2021, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Losses on investments in marketable securities were $0.9 million and $1.9 million for the second quarter and the first two quarters of fiscal 2022, respectively. Gains on investments in marketable securities were $1.1 million and $1.3 million for the second quarter and the first two quarters of fiscal 2021, respectively. These amounts are included in Other (income) expense, net on the Company’s consolidated statement of operations.
Borrowings
As of July 2, 2022, the Company had $120.0 million in outstanding borrowings under its secured revolving credit facility.
The fair value of the Company’s senior notes at July 2, 2022 was approximately $471.0 million. The fair value of the senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.

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
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Two fiscal quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	39,344,834	43,445,780	39,807,354	43,408,262
Dilutive effect of equity awards	29,153	169,631	48,274	151,468
Diluted number of common and common equivalent shares outstanding	39,373,987	43,615,411	39,855,628	43,559,730

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$36,970	$71,603	$104,903	$157,799
Income allocated to participating securities	(536)	(860)	(1,480)	(1,896)
Net income available to common shareholders	$36,434	$70,743	$103,423	$155,903

Basic net income per common share	$0.93	$1.63	$2.60	$3.59

Diluted net income per common share:
Net income	$36,970	$71,603	$104,903	$157,799
Income allocated to participating securities	(536)	(857)	(1,479)	(1,890)
Net income available to common shareholders	$36,434	$70,746	$103,424	$155,909

Diluted net income per common share	$0.93	$1.62	$2.59	$3.58

Anti-dilutive awards excluded from diluted earnings per share computation(*)	532,432	171,653	288,800	288,122
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 13 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	July 2, 2022	January 1, 2022	July 3, 2021
Unredeemed gift cards	$21,251	$21,619	$18,049
Accrued employee benefits	12,208	26,517	18,970
Accrued salaries and wages	11,644	10,821	10,974
Accrued taxes	8,782	12,883	9,954
Accrued interest	8,724	11,942	12,078
Income taxes payable	5,904	13,850	—
Accrued bonuses and incentive compensation	3,199	47,363	17,168
Accrued other	24,390	31,454	26,047
Other current liabilities	$96,102	$176,449	$113,240

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 14 – COMMITMENTS AND CONTINGENCIES
The Company is subject to various claims and pending or threatened lawsuits in the normal course of business. The Company is not currently a party to any legal proceedings that it believes would have a material adverse impact on its financial position, results of operations, or cash flows.
The Company’s contractual obligations and commitments include obligations associated with leases, the secured revolving credit agreement, senior notes, employee benefit plans.
NOTE 15 – SEGMENT INFORMATION
The tables below presents certain information for the Company’s reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Two fiscal quarters ended
(dollars in thousands)	July 2, 2022	% of consolidated net sales	July 3, 2021	% of consolidated net sales	July 2, 2022	% of consolidated net sales	July 3, 2021	% of consolidated net sales
Net sales:
U.S. Retail	$379,097	54.1%	$423,627	56.8%	$745,455	50.3%	$830,694	54.2%
U.S. Wholesale	224,016	32.0%	231,630	31.0%	531,317	35.9%	515,007	33.6%
International	97,582	13.9%	91,143	12.2%	205,208	13.8%	188,060	12.2%
Consolidated net sales	$700,695	100.0%	$746,400	100.0%	$1,481,980	100.0%	$1,533,761	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$55,540	14.7%	$87,080	20.6%	$105,534	14.2%	$163,600	19.7%
U.S. Wholesale	33,593	15.0%	40,592	17.5%	94,099	17.7%	110,650	21.5%
International	12,163	12.5%	9,007	9.9%	22,551	11.0%	18,741	10.0%
Corporate expenses(*)	(25,878)	n/a	(29,097)	n/a	(44,142)	n/a	(57,913)	n/a
Consolidated operating income	$75,418	10.8%	$107,582	14.4%	$178,042	12.0%	$235,078	15.3%
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
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. As of July 2, 2022, the Company operated 966 retail stores in North America.
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
Recent Developments
In the first two quarters of fiscal 2022, the cost of transportation, particularly ocean freight rates, raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products have rapidly increased. We expect the pressures of input cost inflation to continue in fiscal 2022. We plan to offset these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, entering into shipping container contracts, and reductions in discretionary spending. However, these actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.
Geopolitical factors, including the COVID-19 pandemic, continues to impact supply chain operations, causing delays in the production and transportation of our product. To help mitigate production delays and meet consumer demand for our products, we have leveraged our strong relationships with our suppliers to shift production schedules when possible. We have also moved more shipments to East Coast ports to hedge against more unpredictable transportation delays through West Coast ports and to hedge against any potential labor disruptions in these West Coast ports. We expect these delays, and the increased costs to mitigate these delays, to continue and to adversely impact our financial results in fiscal 2022.
Second Fiscal Quarter 2022 Financial Highlights
•The Company has continued to navigate through the headwinds of the last two years to continue to serve the needs of all families with young children, invest in our business, reduce debt, and return capital to our shareholders. As a result of our strong financial position and recovery from the effects of the COVID-19 pandemic, on April 4, 2022, the Company, through its wholly-owned subsidiary, The William Carter Company (“TWCC”) redeemed its $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, which will reduce annual cash interest expense by $27.5 million through May 2025. Additionally, on April 11, 2022, the Company, through TWCC, increased the borrowing capacity of its secured revolving credit facility to $850 million (combined U.S. dollar and multicurrency facility borrowings), extended the maturity from September 2023 to April 2027, and reduced the number of financial maintenance covenants from two to one.
•With our focus on fewer, better, higher profit margin product choices, better inventory management, and pricing capabilities, our store unit economics have improved relative to prior years. We expect to close fewer stores and more profitable store opening opportunities are now available to us. We now see an opportunity to open approximately 30 stores and close approximately 20 stores in the United States during fiscal 2022. Over the next five years and inclusive of the openings in fiscal 2022, we see an opportunity to open 100 or more stores in the United States, net of closures.
•We were largely able to avoid increased promotions and increased our average selling prices per unit, offsetting increased product costs, during the period. Although our strategy may result in lower sales, we remain committed to maintaining our gross margins.
•Compared to the second quarter of fiscal 2021, International sales increased 7.1%, primarily driven by significant growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19 and due to the expansion and growth of new international wholesale accounts in South America.
•Comping financial results in the last two years has been difficult as our business has been heavily affected by the COVID-19 pandemic, supply chain disruptions, inflationary pressures, and other factors. We believe that also providing a comparison of financial results to the pre-pandemic fiscal 2019 is helpful in understanding our business.
◦Although our financial results were generally unfavorable compared to the second quarter of fiscal 2021, our business is stronger compared to the same period in fiscal 2019. Compared to the second quarter of fiscal 2019, we have improved profitability as a result of our strong product offerings, increased price realization, and productivity initiatives.
◦Compared to the second quarter of fiscal 2019, our gross profit increased $8.2 million, or 2.6%, and gross margin increased 330 bps, primarily due to increased average selling prices per unit. Operating income increased $10.9 million, or 17.0%, and operating margin increased 200 bps, primarily due to the increase in gross margin.
•Compared to the second quarter of fiscal 2021, our inventories increased $238.7 million, or 38.5%, to $858.3 million primarily due to planned earlier inventory ownership to offset transportation delays, longer holding periods for inventory to be sold in future periods, increased product costs, and lower than projected net sales. We anticipate that the increased supply of inventory will continue for the remainder of fiscal 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
First Two Quarters of Fiscal 2022 Financial Highlights
•International segment net sales increased $17.1 million, or 9.1%, to $205.2 million primarily driven by significant growth in sales from our international wholesale partners, increased sales in our Canadian wholesale channel, and increased average selling prices per unit. International segment operating income increased $3.8 million, or 20.3%, to $22.6 million, and operating margin increased 100 bps to 11.0%. The increase in the operating margin was primarily attributable to a 360 bps decrease in the SG&A rate as a result of decreased performance-based compensation expense, better leverage of fixed distribution costs and other costs through our omni-channel programs in Canada, and other reductions in spending.
•Despite significant headwinds, including the benefits of pandemic relief legislation in fiscal 2021, the stimulus payments from which did not reoccur in the second quarter of fiscal 2022, and inflationary pressures driving lower demand for the end customer, U.S. Wholesale segment net sales increased $16.3 million, or 3.2%, to $531.3 million. This increase was primarily due to increased demand in our exclusive Carter’s brands and increased average selling prices per unit.
•Compared to the first two quarters of fiscal 2019, our gross profit increased $47.4 million, or 7.4%, and gross margin increased 300 bps, primarily due to increased average selling prices per unit. Operating income increased $52.8 million, or 42.2%, and operating margin increased 350 bps, primarily due to the increase in gross margin.
•As a result of our strong financial position and available liquidity, we were able to return $236.8 million to our shareholders, comprised of $176.3 million in share repurchases and $60.5 million in cash dividends.
RESULTS OF OPERATIONS
SECOND FISCAL QUARTER ENDED JULY 2, 2022 COMPARED TO SECOND FISCAL QUARTER ENDED JULY 3, 2021
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	July 2, 2022	July 3, 2021	$ Change	% / bps Change
Consolidated net sales	$700,695	$746,400	$(45,705)	(6.1)%
Cost of goods sold	364,657	379,793	(15,136)	(4.0)%
Adverse purchase commitments (inventory and raw materials), net	4,799	(2,100)	6,899	nm
Gross profit	331,239	368,707	(37,468)	(10.2)%
Gross profit as % of consolidated net sales	47.3%	49.4%		(210) bps
Royalty income, net	5,602	6,645	(1,043)	(15.7)%
Royalty income as % of consolidated net sales	0.8%	0.9%		(10) bps
Selling, general, and administrative expenses	261,423	267,770	(6,347)	(2.4)%
SG&A expenses as % of consolidated net sales	37.3%	35.9%		140 bps
Operating income	75,418	107,582	(32,164)	(29.9)%
Operating income as % of consolidated net sales	10.8%	14.4%		(360) bps
Interest expense	8,652	15,295	(6,643)	(43.4)%
Interest income	(272)	(201)	(71)	35.3%
Other expense (income), net	17	(723)	740	nm
Loss on extinguishment of debt	19,940	—	19,940	nm
Income before income taxes	47,081	93,211	(46,130)	(49.5)%
Income tax provision	10,111	21,608	(11,497)	(53.2)%
Effective tax rate(*)	21.5%	23.2%		(170) bps
Net income	$36,970	$71,603	$(34,633)	(48.4)%

Basic net income per common share	$0.93	$1.63	$(0.70)	(42.9)%
Diluted net income per common share	$0.93	$1.62	$(0.69)	(42.6)%
Dividend declared and paid per common share	$0.75	$0.40	$0.35	87.5%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Consolidated Net Sales
Consolidated net sales decreased $45.7 million, or 6.1%, to $700.7 million in the second quarter of fiscal 2022. This decrease was primarily driven by decreased net sales in our U.S. Retail segment and decreased demand for our Carter’s brands in the wholesale channel. These decreases can be attributed to significant comparability issues between periods such as the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the second quarter of fiscal 2022, inflationary pressures driving lower consumer demand, and decreased store count. These decreases were partially offset by significant growth in sales from our international wholesale partners, increased demand in our exclusive Carter’s brands, and increased average selling price per unit due to improved price realization and decreased promotions.
Changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, had an unfavorable effect on our consolidated net sales of approximately $2.3 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $37.5 million, or 10.2%, to $331.2 million in the second quarter of fiscal 2022. Consolidated gross margin decreased 210 bps to 47.3%.
The decrease in consolidated gross profit and gross margin was primarily driven by increased inbound transportation costs, fabric purchase commitment charges as a result of reduced forward inventory commitments to better align with estimated lower customer demand, increased inventory provisions, and a benefit in fabric purchase commitment charges and inventory provisions in the second quarter of fiscal 2021 that did not reoccur in the second quarter of fiscal 2022. These drivers were partially offset by decreased use of air freight and decreased wholesale customer chargebacks. We were largely able to avoid major promotions and increased our average selling prices per unit, offsetting increased product costs, during the period. As a result of labor shortages, supply chain constraints, and inflation, we expect for these high transportation rates and increased product costs to continue for the remainder of fiscal 2022.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $6.3 million, or 2.4%, to $261.4 million in the second quarter of fiscal 2022 and increased as a percentage of consolidated net sales by approximately 140 bps to 37.3%. This increase in SG&A rate was primarily driven by decreased consolidated net sales, a deleverage of U.S. retail store expenses, increased marketing costs and increased transportation costs. Increased consumer demand from the stimulus payments provided to consumers as part of the pandemic relief legislation resulted in a reduction in marketing expenses in the second quarter of fiscal 2021. These drivers were partially offset by decreased performance-based compensation expense and decreased costs related to productivity initiatives.
Operating Income
Consolidated operating income decreased $32.2 million, or 29.9%, to $75.4 million in the second quarter of fiscal 2022 and decreased as a percentage of net sales by approximately 360 bps to 10.8%, primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $6.6 million, or 43.4%, to $8.7 million in the second quarter of fiscal 2022. Weighted-average borrowings for the second quarter of fiscal 2022 were $567.3 million at an effective interest rate of 5.99%, compared to weighted-average borrowings for the second quarter of fiscal 2021 of $1.00 billion at an effective interest rate of 6.04%.
The decrease in weighted-average borrowings during the second quarter of fiscal 2022 was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025, partially offset by increased borrowings under our secured revolving credit facility. The decrease in the effective interest rate for the second quarter of fiscal 2022 was primarily due to increased borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes, during the second quarter of fiscal 2022.
Loss on Extinguishment of Debt
During the second quarter of fiscal 2022, loss on extinguishment of debt was $19.9 million due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025.
Income Taxes
Our consolidated income tax provision decreased $11.5 million, or 53.2%, to $10.1 million in the second quarter of fiscal 2022 and the effective tax rate decreased 170 bps to 21.5%. The decreased effective tax rate for the second quarter of fiscal 2022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
primarily relates to a year-to-date adjustment in forecasted earnings in the United States and a decrease in non-deductible officer’s compensation in fiscal 2022.
Net Income
Our consolidated net income decreased $34.6 million, or 48.4%, to $37.0 million in the second quarter of fiscal 2022, primarily due to the factors previously discussed.
Results by Segment - Second Quarter of Fiscal 2022 compared to Second Quarter of Fiscal 2021
The following table summarizes net sales and operating income, by segment, for the second quarter of fiscal 2022 and the second quarter of fiscal 2021:

	Fiscal quarter ended
(dollars in thousands)	July 2, 2022	% of consolidated net sales	July 3, 2021	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$379,097	54.1%	$423,627	56.8%	$(44,530)	(10.5)%
U.S. Wholesale	224,016	32.0%	231,630	31.0%	(7,614)	(3.3)%
International	97,582	13.9%	91,143	12.2%	6,439	7.1%
Consolidated net sales	$700,695	100.0%	$746,400	100.0%	$(45,705)	(6.1)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$55,540	14.7%	$87,080	20.6%	$(31,540)	(36.2)%
U.S. Wholesale	33,593	15.0%	40,592	17.5%	(6,999)	(17.2)%
International	12,163	12.5%	9,007	9.9%	3,156	(35.0)%
Unallocated corporate expenses	(25,878)	n/a	(29,097)	n/a	3,219	(11.1)%
Consolidated operating income	$75,418	10.8%	$107,582	14.4%	$(32,164)	(29.9)%
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
U.S. Retail
U.S. Retail segment net sales decreased $44.5 million, or 10.5%, to $379.1 million in the second quarter of fiscal 2022. The decrease in net sales was primarily driven by lower traffic in our eCommerce channels and in our domestic retail stores, partially offset by increased average selling prices per unit as a result of improved price realization and decreased promotions. These decreases can be attributed to significant comparability issues between periods such as the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the second quarter of fiscal 2022, inflationary pressures driving lower consumer demand, and decreased store count.
Comparable net sales, including retail store and eCommerce, decreased 8.2% primarily driven by the factors mentioned above. As of July 2, 2022, we operated 738 retail stores in the U.S. compared to 751 as of January 1, 2022, and 775 as of July 3, 2021.
U.S. Retail segment operating income decreased $31.5 million, or 36.2%, to $55.5 million, and operating margin decreased 590 bps to 14.7%. The primary drivers of the decrease in operating margin were a 70 bps decrease in gross margin and a 500

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
bps increase in SG&A rate. The decrease in gross margin was primarily due to fabric purchase commitment charges, and increased product costs, partially offset by increased average selling prices per unit and decreased expense for our shrink reserve as a result of decreased retail store net sales. The increase in the SG&A rate was primarily due to decreased net sales, a deleverage of our retail store and eCommerce expenses, and increased marketing expense, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales decreased $7.6 million, or 3.3%, to $224.0 million in the second quarter of fiscal 2022 primarily due to decreased demand for our Carter’s brands, partially offset by increased demand in our exclusive Carter’s brands and increased average selling prices per unit. The decreased demand in our Carter’s brands was primarily a result of late shipments to customers in the first quarter of fiscal 2022 resulting in delayed and/or canceled customer orders. The increased demand in our exclusive Carter’s brands was primarily a result of favorable timing of customer orders and product availability. U.S. Wholesale sales were also negatively impacted by significant comparability issues between periods such as the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the second quarter of fiscal 2022, and inflationary pressures driving lower demand for the end customer.
U.S. Wholesale segment operating income decreased $7.0 million, or 17.2%, to $33.6 million, and operating margin decreased 250 bps to 15.0%. The primary drivers of the decrease in operating margin were a 260 bps decrease in gross margin. The decrease in gross margin was primarily due to increased inventory provisions, fabric purchase commitment charges as a result of reduced forward inventory commitments to better align with estimated lower customer demand, and a benefit in inventory provisions and fabric purchases commitment charges in the second quarter of fiscal 2021 that did not reoccur in the second quarter of fiscal 2022, increased inbound transportation costs, and an unfavorable customer mix due to increased mix of exclusive Carter’s brands sales. These drivers were partially offset by decreased use of air freight and decreased chargebacks. Increased product costs were largely offset by increased average selling prices per unit. SG&A rate remained consistent primarily due to decreased performance-based compensation expense, which was offset by increased transportation costs.
International
International segment net sales increased $6.4 million, or 7.1%, to $97.6 million in the second quarter of fiscal 2022. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $2.3 million unfavorable effect on International segment net sales in the second quarter of fiscal 2022. The increase in net sales was primarily driven by significant growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19 and due to the expansion and growth of new international wholesale accounts in South America. Increased net sales in our Canadian retail stores were offset by decreased net sales in our Canadian eCommerce and Canadian wholesale channels. Canadian retail store net sales in the second quarter of fiscal 2021 were unfavorably impacted by temporary store closures related to COVID-19.
Canadian comparable net sales, including retail stores and eCommerce, increased 6.8% primarily driven by growth in our retail stores sales, partially offset by decreased traffic in our eCommerce channel. As of July 2, 2022, we operated 185 stores and 43 stores in Canada and Mexico, respectively. As of January 1, 2022, we operated 186 and 43 stores in Canada and Mexico, respectively. As of July 3, 2021, we operated 188 and 40 stores in Canada and Mexico, respectively.
International segment operating income increased $3.2 million, or 35.0%, to $12.2 million, and operating margin increased 260 bps to 12.5%. The increase in the operating margin was primarily attributable to a 300 bps decrease in gross margin and a 580 bps decrease in the SG&A rate. The decrease in gross margin was primarily due to fabric purchase commitment charges as a result of reduced forward inventory commitments to better align with estimated lower customer demand, increased inventory provisions, and a benefit in fabric purchase commitment charges and inventory provisions in the second quarter of fiscal 2021 that did not reoccur in the second quarter of fiscal 2022. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense, better leverage of retail store expenses due to increased traffic, better leverage of fixed distribution costs and other costs through our omni-channel programs in Canada, and other reductions in spending.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Unallocated corporate expenses decreased $3.2 million, or 11.1%, to $25.9 million in the second quarter of fiscal 2022. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 20 bps to 3.7%. The decrease as a percentage of consolidated net sales was primarily due to decreased performance-based compensation expense.
TWO FISCAL QUARTERS ENDED JULY 2, 2022 COMPARED TO TWO FISCAL QUARTERS ENDED JULY 3, 2021
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Two fiscal quarters ended
(dollars in thousands, except per share data)	July 2, 2022	July 3, 2021	$ Change	% / bps Change
Consolidated net sales	$1,481,980	$1,533,761	$(51,781)	(3.4)%
Cost of goods sold	790,851	781,524	9,327	1.2%
Adverse purchase commitments (inventory and raw materials), net	4,848	(8,430)	13,278	nm
Gross profit	686,281	760,667	(74,386)	(9.8)%
Gross profit as % of consolidated net sales	46.3%	49.6%		(330) bps
Royalty income, net	13,076	14,108	(1,032)	(7.3)%
Royalty income, net as % of consolidated net sales	0.9%	0.9%		0 bps
Selling, general, and administrative expenses	521,315	539,697	(18,382)	(3.4)%
SG&A expenses as % of consolidated net sales	35.2%	35.2%		0 bps
Operating income	178,042	235,078	(57,036)	(24.3)%
Operating income as % of consolidated net sales	12.0%	15.3%		(330) bps
Interest expense	23,784	30,643	(6,859)	(22.4)%
Interest income	(610)	(426)	(184)	43.2%
Other income, net	(494)	(1,640)	1,146	(69.9)
Loss on extinguishment of debt	19,940	—	19,940	nm
Income before income taxes	135,422	206,501	(71,079)	(34.4)%
Income tax provision	30,519	48,702	(18,183)	(37.3)%
Effective tax rate(*)	22.5%	23.6%		(110) bps
Net income	$104,903	$157,799	$(52,896)	(33.5)%

Basic net income per common share	$2.60	$3.59	$(0.99)	(27.6)%
Diluted net income per common share	$2.59	$3.58	$(0.99)	(27.7)%
Dividend declared and paid per common share	$1.50	$0.40	$1.10	>100%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $51.8 million, or 3.4%, to $1.48 billion in the first two quarters of fiscal 2022. This decrease was primarily driven by decreased net sales in our U.S. Retail segment, partially offset by increased net sales in our exclusive Carter’s brands, increased net sales in Canada, increased demand with our international wholesale partners as these partners recovered from COVID-19 business disruptions, and increased average selling prices per unit due to improved price realization and decreased promotions. These decreases can be attributed to significant comparability issues between periods include the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the first two quarters of fiscal 2022, inflationary pressures driving lower consumer demand, and decreased store count.
Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2022, as compared to the first two quarters of fiscal 2021, had an unfavorable effect on our consolidated net sales of approximately $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross Profit and Gross Margin
Our consolidated gross profit decreased $74.4 million, or 9.8%, to $686.3 million in the first two quarters of fiscal 2022. Consolidated gross margin decreased 330 bps to 46.3%.
The decrease in consolidated gross profit and gross margin was primarily driven by fabric purchase commitment charges as a result of reduced forward inventory commitments to better align with estimated lower customer demand, increased inventory provisions, a benefit in fabric purchase commitment charges and inventory provisions in the first two quarters of fiscal 2021 that did not reoccur in the first two quarters of fiscal 2022, increased inbound transportation costs, and unfavorable customer and channel mix. The increased transportation costs primarily related to the U.S. Wholesale segment. Unfavorable customer mix was primarily a result of supply chain delays and short selling windows for late arriving products, resulting in more off-price sales. Increased product costs were largely offset by increased average selling prices per unit.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $18.4 million, or 3.4%, to $521.3 million in the first two quarters of fiscal 2022 and SG&A rate remained consistent at 35.2%. SG&A rate was primarily driven by decreased performance-based compensation expense and decreased costs related to productivity initiatives, offset by increased marketing costs, increased outbound freight costs, and fixed costs deleverage as a result of decreased consolidated net sales. Increased consumer demand from the stimulus payments provided to consumers as part of the pandemic relief legislation resulted in a reduction in marketing expenses in the second quarter of fiscal 2021.
Operating Income
Consolidated operating income decreased $57.0 million, or 24.3%, to $178.0 million in the first two quarters of fiscal 2022 and consolidated operating margin decreased 330 bps to 12.0% primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $6.9 million, or 22.4%, to $23.8 million in the first two quarters of fiscal 2022. Weighted-average borrowings for the first two quarters of fiscal 2022 were $783.6 million at an effective interest rate of 5.99%, compared to weighted-average borrowings for the first two quarters of fiscal 2021 of $1.00 billion at an effective interest rate of 6.04%.
The decrease in weighted-average borrowings during the first two quarters of fiscal 2022 was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025, partially offset by increased borrowings under our secured revolving credit facility. The decrease in the effective interest rate for the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021 was primarily due to increased borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes, during the first two quarters of fiscal 2022.
Income Taxes
Our consolidated income tax provision decreased $18.2 million, or 37.3%, to $30.5 million in the first two quarters of fiscal 2022, and the effective tax rate decreased 110 bps to 22.5%. The decreased effective tax rate for the first two quarters of fiscal 2022 primarily relates to a year-to-date adjustment in forecasted earnings in the United States and a decrease in non-deductible officer’s compensation in fiscal 2022.
Net Income
Our consolidated net income decreased $52.9 million, or 33.5%, to $104.9 million in the first two quarters of fiscal 2022, primarily due to the factors previously discussed and a loss on extinguishment of debt of $19.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Two Quarters of Fiscal 2022 compared to First Two Quarters of Fiscal 2021
The following table summarizes net sales and operating income, by segment, for the first two quarters of fiscal 2022 and fiscal 2021:

	Two fiscal quarters ended
(dollars in thousands)	July 2, 2022	% of consolidated net sales	July 3, 2021	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$745,455	50.3%	$830,694	54.2%	$(85,239)	(10.3)%
U.S. Wholesale	531,317	35.9%	515,007	33.6%	16,310	3.2%
International	205,208	13.8%	188,060	12.2%	17,148	9.1%
Consolidated net sales	$1,481,980	100.0%	$1,533,761	100.0%	$(51,781)	(3.4)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$105,534	14.2%	$163,600	19.7%	$(58,066)	(35.5)%
U.S. Wholesale	94,099	17.7%	110,650	21.5%	(16,551)	(15.0)%
International	22,551	11.0%	18,741	10.0%	3,810	20.3%
Unallocated corporate expenses	(44,142)	n/a	(57,913)	n/a	13,771	(23.8)%
Consolidated operating income	$178,042	12.0%	$235,078	15.3%	$(57,036)	(24.3)%
U.S. Retail
U.S. Retail segment net sales decreased $85.2 million, or 10.3%, to $745.5 million in the first two quarters of fiscal 2022. The decrease in net sales was primarily driven by lower traffic in our eCommerce channels and in our domestic retail stores, partially offset by increased average selling prices per unit due to improved price realization and decreased promotions. These decreases in net sales can be attributed to significant comparability issues between periods such as the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the first two quarters of fiscal 2022, inflationary pressures driving lower consumer demand, and decreased store count.
Comparable net sales, including retail store and eCommerce, decreased 7.4% primarily driven by the factors mentioned above.
U.S. Retail segment operating income decreased $58.1 million, or 35.5%, to $105.5 million, and operating margin decreased 550 bps to 14.2%. The primary drivers of the decrease in operating margin were a 70 bps decrease in gross margin and a 470 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased fabric purchase commitment charges, increased product costs, and increased inbound transportation costs, partially offset by increased average selling prices per unit and decreased expense for our shrink reserve as a result of decreased retail store net sales. The increase in the SG&A rate was primarily due to decreased net sales, a deleverage of our retail store and eCommerce expenses, increased marketing expense, and increased transportation costs, partially offset by decreased performance-based compensation expense.
U.S. Wholesale
U.S. Wholesale segment net sales increased $16.3 million, or 3.2%, to $531.3 million in the first two quarters of fiscal 2022 primarily due to increased demand for our exclusive Carter’s brands and increased average selling prices per unit, partially offset by decreased demand of our Carter’s brands. The increased demand in our exclusive Carter’s brands was primarily a result of favorable timing of customer orders and product availability. The decreased demand in our Carter’s brands was primarily a result of late shipments to customers in the first quarter of fiscal 2022 resulting in delayed and/or canceled customer orders. U.S. Wholesale sales were also negatively impacted by significant comparability issues between periods such as the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the first two quarters of fiscal 2022, and inflationary pressures driving lower demand for the end customer.
U.S. Wholesale segment operating income decreased $16.6 million, or 15.0%, to $94.1 million, and operating margin decreased 380 bps to 17.7%. The primary drivers of the decrease in operating margin were a 450 bps decrease in gross margin and a 90 bps decrease in SG&A rate. The decrease in gross margin was primarily due to fabric purchase commitment charges, increased inventory provisions, a benefit in fabric purchase commitment charges and inventory provisions in the first two quarters of fiscal 2021 that did not reoccur in the first two quarters of fiscal 2022, increased inbound transportation costs, and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
an unfavorable customer mix resulting in more off-price sales. These drivers were partially offset by decreased use of air freight. Increased product costs were largely offset by increased average selling prices per unit. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense, partially offset by increased transportation costs.
International
International segment net sales increased $17.1 million, or 9.1%, to $205.2 million in the first two quarters of fiscal 2022. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $2.5 million unfavorable effect on International segment net sales in the first two quarters of fiscal 2022. The increase in net sales was primarily driven by significant growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19 and due to expansion and growth of new international wholesale accounts in South America, increased sales in our Canadian wholesale channel as a result of favorable timing of customer orders, and increased average selling prices per unit. Increased net sales in our Canadian retail stores were partially offset by decreased net sales in our Canadian eCommerce channels. Canadian retail store net sales in the first two quarters of fiscal 2021 were unfavorably impacted by temporary store closures related to COVID-19.
Canadian comparable net sales, including retail stores and eCommerce, increased 5.9% primarily driven by growth in our retail stores, partially offset by decreased traffic in our eCommerce channel.
International segment operating income increased $3.8 million, or 20.3%, to $22.6 million, and operating margin increased 100 bps to 11.0%. The increase in the operating margin was primarily attributable to a 260 bps decrease in gross margin and a 360 bps decrease in the SG&A rate. The decrease in gross margin was primarily due to increased inbound transportation costs, fabric purchase commitment charges, and a benefit in fabric purchase commitment charges in the first two quarters of fiscal 2021 that did not reoccur in the first two quarters of fiscal 2022, partially offset by an increase in average selling prices per unit. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense, better leverage of fixed distribution costs and other costs through our omni-channel programs in Canada, and other reductions in spending.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $13.8 million, or 23.8%, to $44.1 million in the first two quarters of fiscal 2022. Unallocated corporate expenses, as a percentage of consolidated net sales, decreased 80 bps to 3.0%. The decrease as a percentage of consolidated net sales primarily due to decreased performance-based compensation and a decrease in other corporate expenses.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital and capital expenditures, employee compensation, interest on debt, and the return of capital to our shareholders. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity will fund our project requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in our risk factors, as further discussed under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission from time to time.
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
As of July 2, 2022, we had approximately $231.3 million of cash and cash equivalents held at major financial institutions, including approximately $107.1 million held at financial institutions located outside of the United States. In April 2022, we redeemed our $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, with cash on hand. Additionally in the second quarter of fiscal 2022, we borrowed $120.0 million on our secured revolving credit facility to support our working capital requirements. We anticipate additional borrowings on our secured revolving credit facility through the remainder of fiscal 2022 to support our working capital requirements. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Balance Sheet
Net accounts receivable at July 2, 2022 were $183.9 million compared to $164.0 million at July 3, 2021 and $231.4 million at January 1, 2022. The overall increase of $20.0 million, or 12.2%, at July 2, 2022 compared to July 3, 2021 primarily reflects the timing of wholesale customer shipments and the timing of customer receipts. Due to the seasonal nature of our operations, the net accounts receivable balance at July 2, 2022 is not comparable to the net accounts receivable balance at January 1, 2022.
Inventories at July 2, 2022 were $858.3 million compared to $619.6 million at July 3, 2021 and $647.7 million at January 1, 2022. The increase of $238.7 million, or 38.5%, at July 2, 2022 compared to July 3, 2021 is primarily the result of planned earlier inventory ownership to offset transportation delays, longer holding periods for inventory to be sold in future periods, increased product costs, and lower than projected net sales. Due to the seasonal nature of our operations, the inventory balance at July 2, 2022 is not comparable to the inventories balance at January 1, 2022. We anticipate increased inventory levels at the end of fiscal 2022 compared to the end of fiscal 2021.
Accounts payable at July 2, 2022 were $408.0 million compared to $356.8 million at July 3, 2021 and $407.0 million at January 1, 2022. The increase of $51.2 million, or 14.3%, at July 2, 2022 compared to July 3, 2021 is primarily due to increased inventory levels and a decrease in vendor payment terms. Due to the seasonal nature of our operations, the accounts payable balance at July 2, 2022 is not comparable to the accounts payable balance at January 1, 2022.
Cash Flow
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $93.6 million for the first two quarters of fiscal 2022 compared to net cash provided by operating activities of $49.5 million in the first two quarters of fiscal 2021. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The decrease in operating cash flow for the first two quarters of fiscal 2022 was primarily due to decreased consolidated net sales, planned early inventory receipts, and payment of our fiscal 2021 performance-based compensation, partially offset by a decrease in payment terms to certain of our vendors in the first two quarters of fiscal 2021 that did not reoccur in the first two quarters of fiscal 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities was $16.3 million for the first two quarters of fiscal 2022 compared to $15.5 million in the first two quarters of fiscal 2021. Capital expenditures in the first two quarters of fiscal 2022 primarily included $7.6 million for information technology initiatives, $4.1 million for our U.S. and international retail store openings and remodels, and $3.0 million for our distribution facilities.
We plan to invest approximately $60 million in capital expenditures in fiscal 2022, which primarily relates to U.S. and international retail store openings and remodels, strategic information technology initiatives, and investments in our distribution facilities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $641.6 million in the first two quarters of fiscal 2022 compared $16.4 million in the first two quarters of fiscal 2021. This change in cash flow from financing activities was primarily due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025, increased cash dividends paid to our shareholders, and common stock share repurchases. As a result of actions taken in connection with the COVID-19 pandemic, our common stock share repurchases program was temporarily suspended in the first two quarters of fiscal 2021, and we did not declare or pay cash dividends in the first quarter of fiscal 2021. These drivers were partially offset by increased borrowings under our secured revolving credit facility.
Secured Revolving Credit Facility
As of July 2, 2022, we had $120.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $3.6 million of outstanding letters of credit. As of July 2, 2022, there was approximately $726.4 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities on our consolidated balance sheets due to contractual repayment terms under the credit facility. However, these repayment terms also allow us to repay some or all of the outstanding borrowings at any time.
On April 11, 2022, the Company, through TWCC entered into Amendment No. 4 to its fourth amended and restated credit agreement (“Amendment No. 4”) that, among other things, increased the borrowing capacity of the secured revolving credit facility to $850.0 million (combined U.S. dollar and multicurrency facility borrowings), extended the maturity of the secured

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
revolving credit facility from September 2023 to April 2027, and reduced the number of financial maintenance covenants from two to one.
In particular, Amendment No. 4 provides for the following:
•increases the borrowing capacity of the secured revolving credit facility from $750 million to $850 million - the U.S. Dollar facility commitment increases to $750 million from $650 million and the multicurrency facility commitment remains at $100 million;
•extends the maturity of the secured revolving credit facility from September 2023 to April 2027;
•adds a Springing Maturity Date provision, which states that if the Company has not redeemed or refinanced at least $250 million of the senior notes due 2027 prior to the 91st day before the maturity of the senior notes due March 15, 2027, then the maturity date of the secured revolving credit facility will be the 91st day before the original maturity of the senior notes due 2027;
•reduces the number of financial maintenance covenants from two to one - the Lease Adjusted Leverage Ratio has been simplified to a Consolidated Total Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio has been eliminated. The Consolidated Total Leverage Ratio maximum permitted shall be 3.50:1.00 and temporarily increases to 4.00:1:00 in the event of a Material Acquisition;
•Term Benchmark Loans bear interest at a rate determined by reference to the Adjusted Term SOFR (Secured Overnight Financing Rate), CDOR (Canadian Dollar Offered Rate), or the Adjusted EURIBOR (Euro Interbank Offered Rate). Each Term Benchmark Loan is subject to interest charges equal to the per annum respective benchmark rate plus an initial applicable rate of 1.375% which may be adjusted from 1.125% to 1.625% based upon a leverage-based pricing schedule; and
•Other Base, Prime, and Overnight Rate Loans are subject to interest charges equal to the per annum, respective, benchmark rate plus an initial applicable rate of 0.375% which may be adjusted from 0.125% to 0.625% based upon a leverage-based pricing schedule. An Applicable Commitment Fee initially equal to 0.20% per annum and ranging from 0.15% per annum to 0.25% per annum, based upon a leverage-based pricing grid, is payable quarterly in arrears with respect to the average daily unused portion of the revolving loan commitments. Capitalized items are Defined Terms pursuant to Amendment No. 4, dated as of April 11, 2022.
Approximately $2.4 million, including both bank fees and other third-party expenses, has been capitalized in connection with Amendment No. 4 and is being amortized over the remaining term of the secured revolving credit facility.
As of July 2, 2022, the interest rate margins applicable to the secured revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans.
As of July 2, 2022, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 2.95%. There were no Canadian dollar or other foreign currency borrowings outstanding on July 2, 2022.
As of July 2, 2022, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of July 2, 2022, we had outstanding $500 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027.
On April 4, 2022, the Company, through its wholly-owned subsidiary, TWCC redeemed our $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025. Pursuant to the optional redemption provisions described in the Indenture dated as of May 11, 2020, TWCC paid the outstanding principal plus accrued interest and an Applicable Premium as defined in the Indenture. This debt redemption resulted in a loss on extinguishment of debt of approximately $19.9 million, primarily consisting of $15.7 million of the Applicable Premium and $4.3 million related to the write-off of unamortized debt issuance costs.
Open Market Share Repurchases
In the first two quarters of fiscal 2022, we repurchased and retired 2,065,362 shares in open market transactions for approximately $176.3 million, at an average price of $85.36 per share. As a result of actions taken in connection with the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
COVID-19 pandemic, we did not repurchase or retire any shares in open market transactions in the first two quarters of fiscal 2021.
The total remaining capacity under all remaining repurchase authorizations as of July 2, 2022 was approximately $872.9 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at our discretion subject to restrictions under our secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In the second quarter and the first two quarters of fiscal 2022, our Board of Directors declared and we paid quarterly cash dividends per common share of $0.75 and $1.50, respectively. In the second quarter of fiscal 2021, the Board of Directors declared and the Company paid cash dividends per common share of $0.40. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and we did not pay cash dividends for the first quarter of fiscal 2021. Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends, or make future repurchases of, our common stock.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. Changes in foreign currency exchange rates used for translation in the second quarter of fiscal 2022, as compared to the second quarter of fiscal 2021, had an unfavorable effect on our consolidated net sales of approximately $2.3 million. Changes in foreign currency exchange rates used for translation in the first two quarters of fiscal 2022, as compared to the first two quarters of fiscal 2021, had an unfavorable effect on our consolidated net sales of approximately $2.5 million.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended secured revolving credit facility, which carries variable interest rates. As of July 2, 2022, there were $120.0 million in variable rate borrowings outstanding under the amended secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would result in additional interest expense of $1.2 million over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 2, 2022.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended July 2, 2022 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended July 2, 2022.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the second quarter of fiscal 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)(4)
April 3, 2022 through April 30, 2022	355,037	$89.42	355,037	$942,948,422

May 1, 2022 through May 28, 2022	362,122	$80.41	361,417	$913,885,677

May 29, 2022 through July 2, 2022	555,900	$73.75	555,900	$872,887,554

Total	1,273,059		1,272,354
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 705 shares surrendered between May 1, 2022 and May 28, 2022.
(2)Share purchases during the second quarter of fiscal 2022 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
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
4.1
AMENDMENT NO. 4 TO FOURTH AMENDED AND RESTATED CREDIT AGREEMENT AND SECOND AMENDMENT TO AMENDED AND RESTATED SECURITY AGREEMENT, dated as of April 11, 2022 (this “Amendment No. 4”), relating to (i) the Fourth Amended and Restated Credit Agreement dated as of August 25, 2017, among THE WILLIAM CARTER COMPANY, a Massachusetts corporation (the “U.S. Borrower”), The Genuine Canadian Corp., an Ontario corporation (the “Canadian Borrower”), CARTER’S HOLDINGS B.V., having its official seat (statutaire zetel) in Amsterdam, the Netherlands, registered with the Dutch trade register under number 63530201 (“Dutch Borrower” and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”), each lender from time to time party thereto (collectively, the “Lenders” and individually, a “Lender”), JPMORGAN CHASE BANK, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Collateral Agent (in such capacity, the “Collateral Agent”), U.S. Dollar Facility Swing Line Lender and U.S. Dollar Facility L/C Issuer, JPMORGAN CHASE BANK, N.A., TORONTO BRANCH, as Canadian Agent, a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer, J.P. MORGAN SE, as European Agent, JPMORGAN CHASE BANK, N.A., LONDON BRANCH, as a Multicurrency Facility Swing Line Lender and a Multicurrency Facility L/C Issuer and the other parties party thereto (incorporated by reference to Exhibit 10.1 of Carter’s, Inc.’s Current Report on Form 8-K filed on April 14, 2022).

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

CARTER’S, INC.

July 29, 2022	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

July 29, 2022	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)