Form 10-Q
period 2022-10-01
CARTERS INC
filed 2022-10-28
CIK 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended October 1, 2022
OR
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
As of October 21, 2022, there were 38,161,590 shares of the registrant’s common stock outstanding.

CARTER’S, INC.
INDEX

Part I. Financial Information		Page

Item 1	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of October 1, 2022, January 1, 2022 and October 2, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the fiscal quarter and three fiscal quarters ended October 1, 2022 and October 2, 2021	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarter and three fiscal quarters ended October 1, 2022 and October 2, 2021	3
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the fiscal quarters ended October 1, 2022, July 2, 2022, April 2, 2022, October 2,2021, July 3, 2021 and April 3, 2021	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three fiscal quarters ended October 1, 2022 and October 2, 2021	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	31

Part II. Other Information

Item 1	Legal Proceedings	32
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults upon Senior Securities	32
Item 4	Mine Safety Disclosures	32
Item 5	Other Information	32
Item 6	Exhibits	33

Signatures		34

Certifications

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARTER’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	October 1, 2022	January 1, 2022	October 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$121,649	$984,294	$943,025
Accounts receivable, net of allowance for credit losses of $6,290, $7,281, and $8,678, respectively	265,593	231,354	261,182
Finished goods inventories, net of inventory reserves of $25,628, $14,378, and $23,698, respectively	899,326	647,742	722,396
Prepaid expenses and other current assets	73,578	50,131	56,182
Total current assets	1,360,146	1,913,521	1,982,785
Property, plant, and equipment, net of accumulated depreciation of $559,085, $528,926, and $557,164, respectively	181,575	216,004	218,828
Operating lease assets	491,863	487,748	510,051
Tradenames, net	307,456	307,643	307,705
Goodwill	208,454	212,023	212,016
Customer relationships, net	31,386	33,969	34,843
Other assets	30,687	30,889	28,028
Total assets	$2,611,567	$3,201,797	$3,294,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$318,026	$407,044	$388,726
Current operating lease liabilities	155,199	147,537	153,339
Other current liabilities	92,394	176,449	132,400
Total current liabilities	565,619	731,030	674,465
Long-term debt, net	736,448	991,370	990,900
Deferred income taxes	48,930	40,910	52,967
Long-term operating lease liabilities	430,479	441,861	464,660
Other long-term liabilities	41,889	46,440	56,390
Total liabilities	$1,823,365	$2,251,611	$2,239,382

Commitments and contingencies - Note 14

Stockholders’ equity:
Preferred stock; par value $0.01 per share; 100,000 shares authorized; none issued or outstanding at October 1, 2022, January 1, 2022, and October 2, 2021, respectively	$—	$—	$—
Common stock, voting; par value $0.01 per share; 150,000,000 shares authorized; 38,456,219, 41,148,870, and 42,946,790 shares issued and outstanding at October 1, 2022, January 1, 2022, and October 2, 2021, respectively	385	411	429
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(40,575)	(28,897)	(32,689)
Retained earnings	828,392	978,672	1,087,134
Total stockholders’ equity	788,202	950,186	1,054,874
Total liabilities and stockholders’ equity	$2,611,567	$3,201,797	$3,294,256
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$818,624	$890,586	$2,300,603	$2,424,347
Cost of goods sold	449,951	481,298	1,240,801	1,262,822
Adverse purchase commitments (inventory and raw materials), net	(1,855)	507	2,993	(7,923)
Gross profit	370,528	408,781	1,056,809	1,169,448
Royalty income, net	7,273	8,442	20,349	22,550
Selling, general, and administrative expenses	286,218	293,192	807,533	832,889
Operating income	91,583	124,031	269,625	359,109
Interest expense	9,712	15,196	33,496	45,839
Interest income	(257)	(335)	(867)	(761)
Other expense (income), net	1,270	844	776	(796)
Loss on extinguishment of debt	—	—	19,940	—
Income before income taxes	80,858	108,326	216,280	314,827
Income tax provision	15,901	23,350	46,421	72,052
Net income	$64,957	$84,976	$169,859	$242,775

Basic net income per common share	$1.67	$1.94	$4.26	$5.53
Diluted net income per common share	$1.67	$1.93	$4.26	$5.51
Dividend declared and paid per common share	$0.75	$0.40	$2.25	$0.80
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$64,957	$84,976	$169,859	$242,775
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,372)	(5,426)	(11,677)	71
Comprehensive income	$56,585	$79,550	$158,182	$242,846
See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)
(unaudited)

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 2, 2021	43,780,075	$438	$17,752	$(32,760)	$952,603	$938,033
Exercise of stock options	12,065	—	811	—	—	811
Withholdings from vesting of restricted stock	(37,444)	—	(3,588)	—	—	(3,588)
Restricted stock activity	192,963	2	(2)	—	—	—
Stock-based compensation expense	—	—	6,931	—	—	6,931
Comprehensive income	—	—	—	1,226	86,196	87,422
Balance at April 3, 2021	43,947,659	$440	$21,904	$(31,534)	$1,038,799	$1,029,609
Exercise of stock options	57,274	—	4,336	—	—	4,336
Withholdings from vesting of restricted stock	(1,057)	—	(110)	—	—	(110)
Restricted stock activity	7,204	—	—	—	—	—
Stock-based compensation expense	—	—	5,391	—	—	5,391
Cash dividends declared and paid of $0.40 per common share	—	—	—	—	(17,596)	(17,596)
Comprehensive income	—	—	—	4,271	71,603	75,874
Balance at July 3, 2021	44,011,080	$440	$31,521	$(27,263)	$1,092,806	$1,097,504
Exercise of stock options	30,464	—	2,313	—	—	2,313
Withholdings from vesting of restricted stock	(1,885)	—	(199)	—	—	(199)
Restricted stock activity	3,030	—	—	—	—	—
Stock-based compensation expense	—	—	3,515	—	—	3,515
Repurchase of common stock	(1,095,899)	(11)	(37,150)	—	(73,101)	(110,262)
Cash dividends declared and paid of $0.40 per common share	—	—	—	—	(17,547)	(17,547)
Comprehensive (loss) income	—	—	—	(5,426)	84,976	79,550
Balance at October 2, 2021	42,946,790	$429	$—	$(32,689)	$1,087,134	$1,054,874

	Common stock - shares	Common stock - $	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance at January 1, 2022	41,148,870	$411	$—	$(28,897)	$978,672	$950,186
Exercise of stock options	5,100	—	222	—	—	222
Withholdings from vesting of restricted stock	(70,452)	—	(6,623)	—	—	(6,623)
Restricted stock activity	265,412	3	(3)	—	—	—
Stock-based compensation expense	—	—	5,859	—	—	5,859
Repurchase of common stock	(793,008)	(8)	545	—	(75,033)	(74,496)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(30,573)	(30,573)
Comprehensive income	—	—	—	2,782	67,933	70,715
Balance at April 2, 2022	40,555,922	$406	$—	$(26,115)	$940,999	$915,290
Exercise of stock options	1,500	—	89	—	—	89
Withholdings from vesting of restricted stock	(705)	—	(58)	—	—	(58)
Restricted stock activity	30,731	—	—	—	—	—
Stock-based compensation expense	—	—	6,359	—	—	6,359
Repurchase of common stock	(1,272,354)	(13)	(6,390)	—	(95,407)	(101,810)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(29,886)	(29,886)
Comprehensive income	—	—	—	(6,088)	36,970	30,882
Balance at July 2, 2022	39,315,094	$393	$—	$(32,203)	$852,676	$820,866
Exercise of stock options	7,850	—	465	—	—	465
Withholdings from vesting of restricted stock	(2,065)	—	(169)	—	—	(169)
Restricted stock activity	12,459	—	—	—	—	—
Stock-based compensation expense	—	—	5,003	—	—	5,003
Repurchase of common stock	(877,119)	(8)	(5,299)	—	(60,138)	(65,445)
Cash dividends declared and paid of $0.75 per common share	—	—	—	—	(29,103)	(29,103)
Comprehensive income	—	—	—	(8,372)	64,957	56,585
Balance at October 1, 2022	38,456,219	$385	$—	$(40,575)	$828,392	$788,202
            See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three fiscal quarters ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$169,859	$242,775
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	46,011	65,269
Amortization of intangible assets	2,798	2,799
Provisions for excess and obsolete inventory	11,488	9,507
Other asset impairments and loss on disposal of property, plant and equipment, net of recoveries	251	1,988
Amortization of debt issuance costs	1,560	2,271
Stock-based compensation expense	17,221	15,837
Unrealized foreign currency exchange loss, net	268	95
(Recoveries of) provisions for doubtful accounts receivable from customers	(987)	2,754
Unrealized loss (gain) on investments	2,414	(1,910)
Loss on extinguishment of debt	19,940	—
Deferred income taxes expense	8,220	894
Other	919	—
Effect of changes in operating assets and liabilities:
Accounts receivable	(33,697)	(77,522)
Finished goods inventories	(270,696)	(132,999)
Prepaid expenses and other assets	(24,973)	2,483
Accounts payable and other liabilities	(168,076)	(126,922)
Net cash (used in) provided by operating activities	$(217,480)	$7,319

Cash flows from investing activities:
Capital expenditures	$(26,862)	$(28,663)
Proceeds from sale of investments	—	5,000
Net cash used in investing activities	$(26,862)	$(23,663)

Cash flows from financing activities:
Payment of senior notes due 2025	$(500,000)	$—
Premiums paid to extinguish debt	(15,678)	—
Payment of debt issuance costs	(2,420)	(223)
Borrowings under secured revolving credit facility	240,000	—
Repurchases of common stock	(241,751)	(110,262)
Dividends paid	(89,562)	(35,143)
Withholdings from vesting of restricted stock	(6,850)	(3,897)
Proceeds from exercises of stock options	776	7,460
Other	(919)	—
Net cash used in financing activities	$(616,404)	$(142,065)

Net effect of exchange rate changes on cash and cash equivalents	(1,899)	(889)
Net decrease in cash and cash equivalents	$(862,645)	$(159,298)
Cash and cash equivalents, beginning of period	984,294	1,102,323
Cash and cash equivalents, end of period	$121,649	$943,025

See accompanying notes to the unaudited condensed consolidated financial statements.

CARTER’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – THE COMPANY
Carter’s, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) design, source, and market branded childrenswear under the Carter’s, OshKosh B’gosh (or “OshKosh”), Skip Hop, Child of Mine, Just One You, Simple Joys, Carter’s My First Love, Little Planet, and other brands. The Company’s products are sourced through contractual arrangements with manufacturers worldwide for: 1) wholesale distribution to leading department stores, national chains, and specialty retailers domestically and internationally and 2) distribution to the Company’s own retail stores and eCommerce sites that market its brand name merchandise and other licensed products manufactured by other companies.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the fiscal quarter ended October 1, 2022 are not necessarily indicative of the results that may be expected for the current fiscal year ending December 31, 2022.
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
Inventories
Our inventories, which consist primarily of finished goods, are stated at the lower of cost (first-in, first-out basis for wholesale inventory and average cost for retail inventories) or net realizable value. Inventories at October 1, 2022 were $899.3 million compared to $722.4 million at October 2, 2021 and $647.7 million at January 1, 2022. The increase of $176.9 million, or 24.5%, at October 1, 2022 compared to October 2, 2021 is primarily due to planned earlier inventory ownership to offset transportation delays, longer holding periods for inventory to be sold in future periods, increased product costs, and lower than projected net sales. Due to the seasonal nature of our operations, the inventories balance at October 1, 2022 is not comparable to the inventories balance at January 1, 2022.
Inventory reserves at October 1, 2022 increased 8.2% compared to October 2, 2021. Although inventory levels have increased as of October 1, 2022, excess inventory reserve rates have remained relatively stable due to the overall quality and planned use of the inventory. The liability for adverse inventory and fabric purchase commitments increased from $0.8 million as of October 2, 2021 to $3.1 million as of October 1, 2022 primarily due to lower estimated customer demand.
Accounting Policies
The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Recent Accounting Pronouncements
Supplier Finance Programs (ASU 2022-04)
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). This new guidance is designed to enhance transparency around supplier finance programs by requiring new disclosures that would allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The effect of the adoption of ASU 2022-04 is not expected to be material to the Company’s consolidated financial statements.
NOTE 3 – REVENUE RECOGNITION
The Company’s revenues are earned from contracts or arrangements with retail and wholesale customers and licensees. Contracts include written agreements, as well as arrangements that are implied by customary practices or law.
Disaggregation of Revenue
The Company sells its products directly to consumers (“direct-to-consumer”) and to other retail companies and partners that subsequently sell the products directly to their own retail customers. The Company also earns royalties from certain of its licensees. Disaggregated revenues from these sources for the third quarter and three quarters ended fiscal 2022 and 2021 were as follows:

	Fiscal quarter ended October 1, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$288,454	$50,489	$338,943
Direct-to-consumer	408,209	—	71,472	479,681
	$408,209	$288,454	$121,961	$818,624

Royalty income, net	$3,073	$3,349	$851	$7,273

	Three fiscal quarters ended October 1, 2022
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$819,772	$137,940	$957,712
Direct-to-consumer	1,153,664	—	189,227	1,342,891
	$1,153,664	$819,772	$327,167	$2,300,603

Royalty income, net	$7,631	$9,664	$3,054	$20,349

	Fiscal quarter ended October 2, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$294,180	$48,935	$343,115
Direct-to-consumer	465,711	—	81,760	547,471
	$465,711	$294,180	$130,695	$890,586

Royalty income, net	$2,500	$5,226	$716	$8,442

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three fiscal quarters ended October 2, 2021
(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Wholesale channel	$—	$809,186	$125,337	$934,523
Direct-to-consumer	1,296,405	—	193,419	1,489,824
	$1,296,405	$809,186	$318,756	$2,424,347

Royalty income, net	$7,930	$11,877	$2,743	$22,550
Accounts Receivable from Customers and Licensees
The components of Accounts receivable, net, were as follows:

(dollars in thousands)	October 1, 2022	January 1, 2022	October 2, 2021
Trade receivables from wholesale customers, net	$260,635	$233,928	$262,770
Royalties receivable	6,823	5,769	7,932
Tenant allowances and other receivables	13,673	10,352	9,336
Total gross receivables	$281,131	$250,049	$280,038
Less: Wholesale accounts receivable reserves(*)	(15,538)	(18,695)	(18,856)
Accounts receivable, net	$265,593	$231,354	$261,182
(*)Includes allowance for credit losses of $6.3 million, $7.3 million, and $8.7 million for the periods ended October 1, 2022, January 1, 2022, and October 2, 2021, respectively.
Contract Assets and Liabilities
The Company’s contract assets are not material.
Contract Liabilities
The Company recognizes a contract liability when it has received consideration from a customer and has a future obligation to transfer goods to the customer. Total contract liabilities consisted of the following amounts:

(dollars in thousands)	October 1, 2022	January 1, 2022	October 2, 2021
Contract liabilities - current:
Unredeemed gift cards	$21,217	$21,619	$18,948
Unredeemed customer loyalty rewards	7,527	5,659	6,677
Carter’s credit card - upfront bonus(1)	714	714	714
Total contract liabilities - current(2)	$29,458	$27,992	$26,339

Contract liabilities - non-current(3)	$1,607	$2,143	$2,321
Total contract liabilities	$31,065	$30,135	$28,660
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
NOTE 4 – LEASES
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following components of lease expense are included in Selling, general, and administrative expenses on the Company’s consolidated statements of operations for the third quarter and first three quarters of fiscal 2022 and 2021:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease cost	$40,231	$40,917	$118,857	$125,715
Variable lease cost(*)	16,523	15,444	50,763	48,118
Net lease cost	$56,754	$56,361	$169,620	$173,833
(*)Includes short-term leases, which are not material, and operating lease asset impairment charges.
As of October 1, 2022, the weighted average remaining operating lease term was 4.7 years, and the weighted average discount rate for operating leases was 3.52%.
Cash paid for amounts included in the measurement of operating lease liabilities in the third quarter and first three quarters of fiscal 2022 were $43.2 million and $129.0 million, respectively.
Operating lease assets obtained in exchange for operating lease liabilities in the third quarter and first three quarters of fiscal 2022 were $77.8 million and $108.6 million, respectively.
As of October 1, 2022, the maturities of lease liabilities were as follows:

(dollars in thousands)	Operating leases
Remainder of 2022	$43,809
2023	170,693
2024	143,252
2025	100,305
2026	67,797
2027	45,608
After 2027	66,330
Total lease payments	$637,794
Less: Interest	(52,116)
Present value of lease liabilities(*)	$585,678
(*)As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is applied based on information available at commencement date to determine the present value of lease payments.
As of October 1, 2022, the minimum rental commitments for additional operating lease contracts, primarily for retail stores, that have not yet commenced are $11.2 million. These operating leases will commence between fiscal year 2022 and fiscal year 2023 with lease terms of 3 years to 12 years.
NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss consisted of the following:

(dollars in thousands)	October 1, 2022	January 1, 2022	October 2, 2021
Cumulative foreign currency translation adjustments	$(32,980)	$(21,302)	$(21,236)
Pension and post-retirement obligations(*)	(7,595)	(7,595)	(11,453)
Total accumulated other comprehensive loss	$(40,575)	$(28,897)	$(32,689)
(*)Net of income taxes of $2.4 million, $2.4 million, and $3.5 million for the period ended October 1, 2022, January 1, 2022, and October 2, 2021, respectively.
During the first three quarters of both fiscal 2022 and fiscal 2021, no amounts were reclassified from Accumulated other comprehensive loss to the consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The balances and changes in the carrying amount of Goodwill attributable to each segment were as follows:

(dollars in thousands)	U.S. Retail	U.S. Wholesale	International	Total
Balance at January 2, 2021	$83,934	$74,454	$53,388	$211,776
Foreign currency impact	—	—	240	240
Balance at October 2, 2021(*)	$83,934	$74,454	$53,628	$212,016

Balance at January 1, 2022	$83,934	$74,454	$53,635	$212,023
Foreign currency impact	—	—	(3,569)	(3,569)
Balance at October 1, 2022(*)	$83,934	$74,454	$50,066	$208,454
(*)Goodwill for the International reporting unit is net of accumulated impairment losses of $17.7 million.
A summary of the carrying value of the Company’s intangible assets were as follows:

		October 1, 2022			January 1, 2022
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,688	2,223	3,911	1,501	2,410
Total tradenames, net		$309,144	$1,688	$307,456	$309,144	$1,501	$307,643

Skip Hop customer relationships	15 years	$47,300	$17,393	$29,907	$47,300	$15,010	$32,290
Carter’s Mexico customer relationships	10 years	3,076	1,597	1,479	3,047	1,368	1,679
Total customer relationships, net		$50,376	$18,990	$31,386	$50,347	$16,378	$33,969

		October 2, 2021
(dollars in thousands)	Weighted-average useful life	Gross amount	Accumulated amortization	Net amount
Carter’s tradename	Indefinite	$220,233	$—	$220,233
OshKosh tradename	Indefinite	70,000	—	70,000
Skip Hop tradename	Indefinite	15,000	—	15,000
Finite-life tradenames	5-20 years	3,911	1,439	2,472
Total tradenames, net		$309,144	$1,439	$307,705

Skip Hop customer relationships	15 years	$47,300	$14,216	$33,084
Carter’s Mexico customer relationships	10 years	3,053	1,294	1,759
Total customer relationships, net		$50,353	$15,510	$34,843
Amortization expense for intangible assets subject to amortization was approximately $0.9 million for both the third quarter of fiscal 2022 and the third quarter of fiscal 2021. Amortization expense was approximately $2.8 million for both the first three quarters of fiscal 2022 and the first three quarters of fiscal 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated amortization expense for the next five fiscal years is as follows:

(dollars in thousands)	Amortization expense
Remainder of 2022	$933
2023	$3,690
2024	$3,660
2025	$3,660
2026	$3,660
2027	$3,533
NOTE 7 – COMMON STOCK
Open Market Share Repurchases
The Company repurchased and retired shares in open market transactions in the following amounts for the fiscal periods indicated:

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021(*)
Number of shares repurchased	877,119	1,095,899	2,942,481	1,095,899
Aggregate cost of shares repurchased (dollars in thousands)	$65,445	$110,262	$241,751	$110,262
Average price per share	$74.61	$100.61	$82.16	$100.61
(*)As a result of actions taken in connection with the COVID-19 pandemic, the Company did not repurchase or retire any shares in open market transactions in the first two quarters of fiscal 2021. The Company reinstated its common stock share repurchase program in the third quarter of fiscal 2021.
On February 24, 2022, the Company’s Board of Directors authorized share repurchases up to $1.00 billion, inclusive of approximately $301.9 million remaining under previous authorizations. The total aggregate remaining capacity under outstanding repurchase authorizations as of October 1, 2022 was approximately $807.4 million. The share repurchase authorizations have no expiration date.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at the discretion of the Company subject to restrictions under the Company’s secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In the third quarter and first three quarters of fiscal 2022, the Board of Directors declared and the Company paid cash dividends per common share of $0.75 and $2.25, respectively. In the third quarter and first three quarters of fiscal 2021, the Board of Directors declared and the Company paid cash dividends per common share of $0.40 and $0.80, respectively. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and the Company did not pay cash dividends for the first quarter of fiscal 2021. The Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s secured revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in the Company’s secured revolving credit facility could have the effect of restricting the Company’s ability to pay cash dividends on, or make future repurchases of, its common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following:

(dollars in thousands)	October 1, 2022	January 1, 2022	October 2, 2021
$500 million 5.500% senior notes due May 15, 2025	$—	$500,000	$500,000
$500 million 5.625% senior notes due March 15, 2027	500,000	500,000	500,000
Total senior notes	$500,000	$1,000,000	$1,000,000
Less unamortized issuance-related costs for senior notes	(3,552)	(8,630)	(9,100)
Senior notes, net	$496,448	$991,370	$990,900
Secured revolving credit facility	240,000	—	—
Total long-term debt, net	$736,448	$991,370	$990,900
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
Secured Revolving Credit Facility
As of October 1, 2022, the Company had $240.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $3.6 million of outstanding letters of credit. As of October 1, 2022, approximately $606.4 million remained available for future borrowing. Any outstanding borrowings under the Company’s secured revolving credit facility are classified as non-current liabilities on the Company’s consolidated balance sheets because of the contractual repayment terms under the credit facility.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of October 1, 2022, the interest rate margins applicable to the secured revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans.
As of October 1, 2022, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 4.49%. There were no Canadian dollar or other foreign currency borrowings outstanding on October 1, 2022.
As of October 1, 2022, the Company was in compliance with its financial and other covenants under the secured revolving credit facility.
NOTE 9 – STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Stock options	$8	$290	$186	$1,064
Restricted stock:
Time-based awards	4,506	3,665	13,961	11,070
Performance-based awards	489	(440)	1,368	2,463
Stock awards	—	—	1,706	1,240
Total	$5,003	$3,515	$17,221	$15,837
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
NOTE 10 – INCOME TAXES
As of October 1, 2022, the Company had gross unrecognized income tax benefits of approximately $11.8 million, of which $8.1 million, if ultimately recognized, may affect the Company’s effective income tax rate in the periods settled. The Company has recorded tax positions for which the ultimate deductibility is more likely than not, but for which there is uncertainty about the timing of such deductions.
Included in the reserves for unrecognized tax benefits at October 1, 2022 is approximately $2.8 million of reserves for which the statute of limitations is expected to expire within the next 12 months. If these tax benefits are ultimately recognized, such recognition, net of federal income taxes, may affect the annual effective income tax rate for fiscal 2022 and/or fiscal 2023 along with the effective income tax rate in the quarter in which the benefits are recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties related to unrecognized income tax benefits as a component of income tax expense. Interest expense recorded on uncertain tax positions was not material for the third fiscal quarter ended October 1, 2022 and October 2, 2021. Interest expense recorded on uncertain tax positions was $0.4 million for both the first three quarters of fiscal 2022 and fiscal 2021, respectively. The Company had approximately $2.3 million, $1.8 million, and $2.3 million of interest accrued on uncertain tax positions as of October 1, 2022, January 1, 2022, and October 2, 2021, respectively.
NOTE 11 – FAIR VALUE MEASUREMENTS
Investments
The Company invests in marketable securities, principally equity-based mutual funds, to mitigate the risk associated with the investment return on employee deferrals of compensation. All of the marketable securities are included in Other assets on the accompanying consolidated balance sheets, and their aggregate fair values were approximately $15.1 million, $17.5 million,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
and $17.1 million at October 1, 2022, January 1, 2022, and October 2, 2021, respectively. These investments are classified as Level 1 within the fair value hierarchy. The change in the aggregate fair values of marketable securities is due to the net activity of gains and losses and any contributions and distributions during the period. Losses on investments in marketable securities were $0.5 million and $2.4 million for the third quarter and the first three quarters of fiscal 2022, respectively. Gains on investments in marketable securities were $0.6 million and $1.9 million for the third quarter and the first three quarters of fiscal 2021, respectively. These amounts are included in Other (income) expense, net on the Company’s consolidated statement of operations.
Borrowings
As of October 1, 2022, the Company had $240.0 million in outstanding borrowings under its secured revolving credit facility, exclusive of $3.6 million of outstanding letters of credit.
The fair value of the Company’s senior notes at October 1, 2022 was approximately $468.4 million. The fair value of the senior notes with a notional value and carrying value (gross of debt issuance costs) of $500.0 million was estimated using a quoted price as provided in the secondary market, which considers the Company’s credit risk and market related conditions, and is therefore within Level 2 of the fair value hierarchy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – EARNINGS PER SHARE
The following is a reconciliation of basic common shares outstanding to diluted common and common equivalent shares outstanding:

	Fiscal quarter ended		Three fiscal quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	38,222,151	43,260,471	39,279,293	43,358,998
Dilutive effect of equity awards	23,222	155,575	34,835	153,252
Diluted number of common and common equivalent shares outstanding	38,245,373	43,416,046	39,314,128	43,512,250

Earnings per share:
(dollars in thousands, except per share data)
Basic net income per common share:
Net income	$64,957	$84,976	$169,859	$242,775
Income allocated to participating securities	(1,013)	(1,024)	(2,478)	(2,919)
Net income available to common shareholders	$63,944	$83,952	$167,381	$239,856

Basic net income per common share	$1.67	$1.94	$4.26	$5.53

Diluted net income per common share:
Net income	$64,957	$84,976	$169,859	$242,775
Income allocated to participating securities	(1,012)	(1,021)	(2,477)	(2,910)
Net income available to common shareholders	$63,945	$83,955	$167,382	$239,865

Diluted net income per common share	$1.67	$1.93	$4.26	$5.51

Anti-dilutive awards excluded from diluted earnings per share computation (*)	525,349	164,080	465,529	187,245
(*)The volume of anti-dilutive awards is, in part, due to the related unamortized compensation costs.
NOTE 13 – OTHER CURRENT LIABILITIES
Other current liabilities at the end of any comparable period, were as follows:

(dollars in thousands)	October 1, 2022	January 1, 2022	October 2, 2021
Unredeemed gift cards	$21,217	$21,619	$18,948
Accrued employee benefits	14,131	26,517	21,035
Accrued taxes	11,190	12,883	13,985
Income taxes payable	7,911	13,850	3,710
Accrued salaries and wages	6,113	10,821	5,683
Accrued interest	1,917	11,942	11,827
Accrued bonuses and incentive compensation	1,260	47,363	28,159
Accrued other	28,655	31,454	29,053
Other current liabilities	$92,394	$176,449	$132,400
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
NOTE 15 – SEGMENT INFORMATION
The tables below presents certain information for the Company’s reportable segments and unallocated corporate expenses for the periods indicated:

	Fiscal quarter ended				Three fiscal quarters ended
(dollars in thousands)	October 1, 2022	% of consolidated net sales	October 2, 2021	% of consolidated net sales	October 1, 2022	% of consolidated net sales	October 2, 2021	% of consolidated net sales
Net sales:
U.S. Retail	$408,209	49.9%	$465,711	52.3%	$1,153,664	50.1%	$1,296,405	53.5%
U.S. Wholesale	288,454	35.2%	294,180	33.0%	819,772	35.6%	809,186	33.4%
International	121,961	14.9%	130,695	14.7%	327,167	14.3%	318,756	13.1%
Consolidated net sales	$818,624	100.0%	$890,586	100.0%	$2,300,603	100.0%	$2,424,347	100.0%

Operating income:		% of segment net sales		% of segment net sales		% of segment net sales		% of segment net sales
U.S. Retail	$57,723	14.1%	$87,151	18.7%	$163,257	14.2%	$250,751	19.3%
U.S. Wholesale	39,989	13.9%	40,074	13.6%	134,088	16.4%	150,724	18.6%
International	17,113	14.0%	22,754	17.4%	39,665	12.1%	41,495	13.0%
Corporate expenses(*)	(23,242)	n/a	(25,948)	n/a	(67,385)	n/a	(83,861)	n/a
Consolidated operating income	$91,583	11.2%	$124,031	13.9%	$269,625	11.7%	$359,109	14.8%
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
(1)Three fiscal quarters ended October 2, 2021 include $2.3 million of costs associated with the early exit of the Canada corporate office lease. Fiscal quarter and three fiscal quarters ended October 2, 2021 also includes corporate benefit related to organizational restructuring of $0.1 million and corporate charges related to organizational restructuring $0.8 million, respectively.
(2)Related to gains on the modification of previously impaired retail store leases.
(3)Total charges for the three fiscal quarters ended October 2, 2021 exclude a customer bankruptcy recovery of $38,000.
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
Our mission is to serve the needs of all families with young children, with a vision to be the world’s favorite brands in young children’s apparel and related products. We believe our brands provide a complementary product offering and aesthetic, are each uniquely positioned in the marketplace, and offer strong value to families with young children. Our multi-channel, global business model, which includes retail stores, eCommerce, and wholesale distribution capabilities, as well as omni-channel capabilities in the United States and Canada, enables us to reach a broad range of consumers around the world. We have extensive experience in the young children’s apparel and accessories market and focus on delivering products that satisfy our consumers’ needs. As of October 1, 2022, the Company operated 970 retail stores in North America.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Recent Developments
The Company has continued to navigate through unprecedented disruptions in the marketplace over the past two years while we have continued to serve the needs of all families with young children, invest in our business, reduce debt, and return capital to our shareholders. Macroeconomic factors, including inflationary pressures, decreased U.S. GDP, increased interest rates, increased credit card debt and increased risks of a recession continued to create a complex and challenging retail environment for our business in the third quarter of fiscal 2022. These macroeconomic factors have resulted in deteriorated consumer sentiment and negatively impacted demand for our products and will likely continue to negatively impact demand in future quarters.
Compared to the third quarter of fiscal 2021, our inventories increased $176.9 million, or 24.5%, to $899.3 million primarily due to planned earlier inventory ownership to offset transportation delays, longer holding periods for inventory to be sold in future periods, increased product costs, and lower than projected net sales. These increased inventory levels are being experienced throughout the retail industry, resulting in an increase in promotional activity as companies sell off their excess inventories. We have taken action to align inventory with planned demand, including canceling and/or reducing inventory purchases, selectively utilizing a pack and hold strategy to sell through inventory profitably in later periods, and continuing to use our own retail channels to liquidate excess inventory. While we anticipate inventories to decrease from their levels at October 2, 2021 by the end of fiscal 2022, inventories are expected to be higher than at January 1, 2022 and to remain at elevated levels into fiscal 2023.
In the first three quarters of fiscal 2022, the cost of transportation, particularly ocean freight rates, raw materials, packaging materials, labor, energy, fuel, and other inputs necessary for the production and distribution of our products have rapidly increased. We expect these inflationary pressures of input costs to continue for at least the remainder of fiscal 2022. We plan to offset these cost pressures through increases in the selling prices of some of our products, product cost optimization, increasing and diversifying our portfolio of suppliers, leveraging a mix of longer-term shipping container contracts and spot market purchases, and reductions in discretionary spending. However, these actions could have an adverse impact on demand and may not be sufficient to cover all increased costs that we may experience.
Geopolitical factors continue to impact supply chain operations, causing delays in the production and transportation of our product. To help mitigate production delays and meet consumer demand for our products, we have leveraged our strong relationships with our suppliers to shift production schedules when possible. We have also moved more shipments to East Coast ports to hedge against more unpredictable transportation delays through West Coast ports and to hedge against any potential labor disruptions in these West Coast ports. In the third quarter of fiscal 2022, East Coast ports have also experienced delays. We expect these delays, and the increased costs to mitigate these delays, to continue to adversely impact our financial results for the remainder of fiscal 2022. However, we believe that a potential global slowdown in consumer demand may result in improved deliveries and lower product and transportation costs beginning in fiscal 2023.
Third Fiscal Quarter 2022 Financial Highlights
•Despite our elevated inventory positions, increased pressure on pricing from our competitors, and increased product costs, gross margin remained near a record level at 45.3%, down 60 bps from the third quarter of fiscal 2021.
◦U.S. Wholesale gross margin increased 310 bps primarily due to decreased use of air freight and increased average selling prices per unit.
◦Despite decreased traffic in our U.S. retail stores and eCommerce channels, we continue to experience increased average selling price per unit due to improved price realization and decreased promotions.
•Our Mexican retail store and wholesale channels continue to see growth and reinforce plans for further expansion into Mexico.
•During the quarter, we rolled out a rebranding campaign at Target and Walmart stores to more prominently highlight the Carter’s brand.
•As a result of our strong financial position and available liquidity, we returned $94.5 million to our shareholders, comprised of $65.4 million in share repurchases and $29.1 million in cash dividends.
First Three Quarters of Fiscal 2022 Financial Highlights
•As a result of our strong financial position and recovery from the effects of the COVID-19 pandemic, on April 4, 2022, the Company, through its wholly-owned subsidiary, The William Carter Company (“TWCC”) redeemed its $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, which will reduce annual cash interest expense by $27.5 million through May 2025. Additionally,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
on April 11, 2022, the Company, through TWCC, increased the borrowing capacity of its secured revolving credit facility to $850 million (combined U.S. dollar and multicurrency facility borrowings), extended the maturity from September 2023 to April 2027, and reduced the number of financial maintenance covenants from two to one.
•With our focus on fewer, better, higher profit margin product choices, better inventory management, and pricing capabilities, our store unit economics have improved relative to prior years enabling more profitable store opening opportunities. During the first three quarters of fiscal 2022, we have opened 6 stores and closed 16 stores in the United States. We are projecting 22 store openings and 1 store closure in the fourth quarter of fiscal 2022. Over the next five years and inclusive of the openings in fiscal 2022, we see an opportunity to open 100 or more stores in the United States, net of closures.
•International segment net sales increased $8.4 million, or 2.6%, to $327.2 million primarily driven by significant growth in sales from our international wholesale partners and from our Mexico business, as well as increased average selling prices per unit.
•U.S. Wholesale segment net sales increased $10.6 million, or 1.3%, to $819.8 million primarily driven by increased demand in our exclusive Carter’s brands and increased average selling prices per unit.
•As a result of our strong financial position and available liquidity, we returned $331.4 million to our shareholders, comprised of $241.8 million in share repurchases and $89.6 million in cash dividends.
RESULTS OF OPERATIONS
THIRD FISCAL QUARTER ENDED OCTOBER 1, 2022 COMPARED TO THIRD FISCAL QUARTER ENDED OCTOBER 2, 2021
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Fiscal quarter ended
(dollars in thousands, except per share data)	October 1, 2022	October 2, 2021	$ Change	% / bps Change
Consolidated net sales	$818,624	$890,586	$(71,962)	(8.1)%
Cost of goods sold	449,951	481,298	(31,347)	(6.5)%
Adverse purchase commitments (inventory and raw materials), net	(1,855)	507	(2,362)	nm
Gross profit	370,528	408,781	(38,253)	(9.4)%
Gross profit as % of consolidated net sales	45.3%	45.9%		(60) bps
Royalty income, net	7,273	8,442	(1,169)	(13.8)%
Royalty income as % of consolidated net sales	0.9%	0.9%		0 bps
Selling, general, and administrative expenses	286,218	293,192	(6,974)	(2.4)%
SG&A expenses as % of consolidated net sales	35.0%	32.9%		210 bps
Operating income	91,583	124,031	(32,448)	(26.2)%
Operating income as % of consolidated net sales	11.2%	13.9%		(270) bps
Interest expense	9,712	15,196	(5,484)	(36.1)%
Interest income	(257)	(335)	78	(23.3)%
Other expense, net	1,270	844	426	50.5%
Income before income taxes	80,858	108,326	(27,468)	(25.4)%
Income tax provision	15,901	23,350	(7,449)	(31.9)%
Effective tax rate(*)	19.7%	21.6%		(190) bps
Net income	$64,957	$84,976	$(20,019)	(23.6)%

Basic net income per common share	$1.67	$1.94	$(0.27)	(13.9)%
Diluted net income per common share	$1.67	$1.93	$(0.26)	(13.5)%
Dividend declared and paid per common share	$0.75	$0.40	$0.35	87.5%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Consolidated Net Sales
Consolidated net sales decreased $72.0 million, or 8.1%, to $818.6 million. This decrease was primarily driven by decreased net sales in our U.S. Retail segment and in Canada. Decreased net sales in our U.S. Retail segment can be attributed to significant comparability issues between periods such as the benefits of pandemic relief legislation, including the enhanced child tax credits that did not reoccur in the third quarter of fiscal 2022, macroeconomic factors, including inflationary pressures, driving lower consumer demand, and decreased store count. This decrease was partially offset by increased net sales in our exclusive Carter’s brands and increased average selling price per unit due to improved price realization and decreased promotions.
Changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2022 had an unfavorable effect on our consolidated net sales of approximately $2.9 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $38.3 million, or 9.4%, to $370.5 million and consolidated gross margin decreased 60 bps to 45.3%.
The decrease in consolidated gross profit and gross margin was primarily driven by increased inbound transportation costs, increased product costs, and an unfavorable channel mix. These drivers were partially offset by decreased use of air freight and increased average selling prices per unit. As a result of labor shortages, supply chain constraints, and inflation, we expect for these high transportation rates and increased product costs to continue for the remainder of fiscal 2022.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $7.0 million, or 2.4%, to $286.2 million and increased as a percentage of consolidated net sales (“SG&A rate”) by approximately 210 bps to 35.0%. This increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales, increased transportation costs, and incremental costs to relocate inventory from an exited third-party warehouse to our distribution centers in Georgia. These increases were partially offset by decreased performance-based compensation expense.
Operating Income
Consolidated operating income decreased $32.4 million, or 26.2%, to $91.6 million and decreased as a percentage of net sales by 270 bps to 11.2%, primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $5.5 million, or 36.1%, to $9.7 million. Weighted-average borrowings were $706.2 million at an effective interest rate of 5.41%, compared to weighted-average borrowings for the third quarter of fiscal 2021 of $1.00 billion at an effective interest rate of 6.00%.
The decrease in weighted-average borrowings was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022, partially offset by increased borrowings under our secured revolving credit facility. The decrease in the effective interest rate was primarily due to increased borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes.
Income Taxes
Our consolidated income tax provision decreased $7.4 million, or 31.9%, to $15.9 million and the effective tax rate decreased 190 bps to 19.7%. The decreased effective tax rate primarily relates to a lower proportion of forecasted income generated in the United States, which is a higher tax jurisdiction.
Net Income
Our consolidated net income decreased $20.0 million, or 23.6%, to $65.0 million, primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - Third Quarter of Fiscal 2022 compared to Third Quarter of Fiscal 2021
The following table summarizes net sales and operating income, by segment, for the third quarter of fiscal 2022 and the third quarter of fiscal 2021:

	Fiscal quarter ended
(dollars in thousands)	October 1, 2022	% of consolidated net sales	October 2, 2021	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$408,209	49.9%	$465,711	52.3%	$(57,502)	(12.3)%
U.S. Wholesale	288,454	35.2%	294,180	33.0%	(5,726)	(1.9)%
International	121,961	14.9%	130,695	14.7%	(8,734)	(6.7)%
Consolidated net sales	$818,624	100.0%	$890,586	100.0%	$(71,962)	(8.1)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$57,723	14.1%	$87,151	18.7%	$(29,428)	(33.8)%
U.S. Wholesale	39,989	13.9%	40,074	13.6%	(85)	(0.2)%
International	17,113	14.0%	22,754	17.4%	(5,641)	(24.8)%
Unallocated corporate expenses	(23,242)	n/a	(25,948)	n/a	2,706	(10.4)%
Consolidated operating income	$91,583	11.2%	$124,031	13.9%	$(32,448)	(26.2)%
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
U.S. Retail
U.S. Retail segment net sales decreased $57.5 million, or 12.3%, to $408.2 million. The decrease in net sales was primarily driven by lower traffic in our domestic retail stores and in our eCommerce channels and decreased units per transaction, partially offset by increased average selling prices per unit as a result of improved price realization and decreased promotions. These decreases can be attributed to significant comparability issues between periods such as the benefits of pandemic relief legislation, including the enhanced child tax credits that did not reoccur in the third quarter of fiscal 2022, macroeconomic factors, including inflationary pressures, driving lower consumer demand, the timing of seasonal shifts which we believe impacts our consumers’ purchases, and decreased store count.
Comparable net sales, including retail store and eCommerce, decreased 11.1% primarily driven by the factors mentioned above. As of October 1, 2022, we operated 741 retail stores in the U.S. compared to 751 as of January 1, 2022, and 755 as of October 2, 2021.
U.S. Retail segment operating income decreased $29.4 million, or 33.8%, to $57.7 million, and operating margin decreased 460 bps to 14.1%. The primary drivers of the decrease in operating margin were a 60 bps decrease in gross margin and a 420 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased inbound transportation costs. Increased product costs were largely offset by increased average selling prices per unit. The increase in the SG&A rate was primarily due to fixed cost deleverage on decreased sales, increased payroll expense due to more normalized store hours in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, and increased transportation costs. These costs were partially offset by decreased performance-based compensation expense and decreased depreciation and rent expense related to store closures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Wholesale
U.S. Wholesale segment net sales decreased $5.7 million, or 1.9%, to $288.5 million primarily due to decreased demand in our Skip Hop brand, partially offset by increased demand in our exclusive Carter’s brands and increased average selling prices per unit. The decreased demand in our Skip Hop brand was primarily a result of late arriving product and our wholesale customers seeking to operate on leaner inventories. The increased demand in our exclusive Carter’s brands was primarily a result of better product availability compared to the third quarter of fiscal 2021, in which sales were negatively impacted by supply chain and transportation delays. U.S. Wholesale sales were also negatively impacted by significant comparability issues between periods such as the benefits of pandemic relief legislation, including the enhanced child tax credits that did not reoccur in the third quarter of fiscal 2022, and macroeconomic factors, including inflationary pressures, driving lower consumer demand.
U.S. Wholesale segment operating income decreased $0.1 million, or 0.2%, to $40.0 million, and operating margin increased 30 bps to 13.9%. The primary drivers of the increase in operating margin were a 310 bps increase in gross margin, a 60 bps decrease in royalty income, and a 230 bps increase in SG&A rate. The increase in gross margin was primarily due to decreased use of air freight and increased average selling prices per unit. These drivers were partially offset by increased inbound transportation costs, increased product costs, and an unfavorable customer mix due to increased mix of exclusive Carter’s brands sales. The decrease in royalty income was primarily due to the timing of shipments to our licensees and decreased demand. The increase in SG&A rate was primarily due to incremental costs to relocate inventory from an exited third-party warehouse to our distribution centers in Georgia and increased transportation costs, partially offset by decreased performance-based compensation expense.
International
International segment net sales decreased $8.7 million, or 6.7%, to $122.0 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $2.9 million unfavorable effect on International segment net sales in the third quarter of fiscal 2022. We expect the unfavorable effect of changes in foreign currency exchange rates to continue for the remainder of fiscal 2022.
The decrease in net sales was primarily driven by decreased demand in our Canadian retail stores and eCommerce channel, transportation delays, and a strengthening of the U.S. Dollar against other foreign currencies. This decrease was partially offset by growth in our Mexican retail stores.
Canadian comparable net sales, including retail stores and eCommerce, decreased 11.5% primarily due to the factors mentioned above. As of October 1, 2022, we operated 185 stores and 44 stores in Canada and Mexico, respectively. As of January 1, 2022, we operated 186 and 43 stores in Canada and Mexico, respectively. As of October 2, 2021, we operated 188 and 41 stores in Canada and Mexico, respectively.
International segment operating income decreased $5.6 million, or 24.8%, to $17.1 million, and operating margin decreased 340 bps to 14.0%. The decrease in the operating margin was primarily attributable to a 390 bps decrease in gross margin and a 40 bps decrease in the SG&A rate. The decrease in gross margin was primarily due to increased inventory provisions as a result of increased inventory balances and unfavorable channel mix. Increased product costs were largely offset by increased average selling prices per unit. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense and decreased bad debt expense, partially offset by fixed cost deleverage on decreased sales and increased transportation costs.
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
Unallocated corporate expenses decreased $2.7 million, or 10.4%, to $23.2 million and decreased as a percentage of consolidated net sales by 10 bps to 2.8%. The decrease as a percentage of consolidated net sales was primarily due to decreased performance-based compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
THREE FISCAL QUARTERS ENDED OCTOBER 1, 2022 COMPARED TO THREE FISCAL QUARTERS ENDED OCTOBER 2, 2021
The following table summarizes our results of operations. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three fiscal quarters ended
(dollars in thousands, except per share data)	October 1, 2022	October 2, 2021	$ Change	% / bps Change
Consolidated net sales	$2,300,603	$2,424,347	$(123,744)	(5.1)%
Cost of goods sold	1,240,801	1,262,822	(22,021)	(1.7)%
Adverse purchase commitments (inventory and raw materials), net	2,993	(7,923)	10,916	nm
Gross profit	1,056,809	1,169,448	(112,639)	(9.6)%
Gross profit as % of consolidated net sales	45.9%	48.2%		(230) bps
Royalty income, net	20,349	22,550	(2,201)	(9.8)%
Royalty income, net as % of consolidated net sales	0.9%	0.9%		0 bps
Selling, general, and administrative expenses	807,533	832,889	(25,356)	(3.0)%
SG&A expenses as % of consolidated net sales	35.1%	34.4%		70 bps
Operating income	269,625	359,109	(89,484)	(24.9)%
Operating income as % of consolidated net sales	11.7%	14.8%		(310) bps
Interest expense	33,496	45,839	(12,343)	(26.9)%
Interest income	(867)	(761)	(106)	13.9%
Other expense (income), net	776	(796)	1,572	nm
Loss on extinguishment of debt	19,940	—	19,940	nm
Income before income taxes	216,280	314,827	(98,547)	(31.3)%
Income tax provision	46,421	72,052	(25,631)	(35.6)%
Effective tax rate(*)	21.5%	22.9%		(140) bps
Net income	$169,859	$242,775	$(72,916)	(30.0)%

Basic net income per common share	$4.26	$5.53	$(1.27)	(23.0)%
Diluted net income per common share	$4.26	$5.51	$(1.25)	(22.7)%
Dividend declared and paid per common share	$2.25	$0.80	$1.45	>100%
(*)Effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.
Note: Results may not be additive due to rounding. Percentage changes that are not considered meaningful are denoted with “nm”.
Consolidated Net Sales
Consolidated net sales decreased $123.7 million, or 5.1%, to $2.30 billion. This decrease was primarily driven by decreased net sales in our U.S. Retail segment, partially offset by increased net sales in our exclusive Carter’s brands, increased demand with our international wholesale partners, growth in our Mexico business, and increased average selling prices per unit due to improved price realization and decreased promotions. The decrease in net sales of our U.S. Retail segment can be attributed to significant comparability issues between prior periods which included the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the first three quarters of fiscal 2022, macroeconomic factors, including inflationary pressures, driving lower consumer demand, and decreased store count.
Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2022 had an unfavorable effect on our consolidated net sales of approximately $5.4 million.
Gross Profit and Gross Margin
Our consolidated gross profit decreased $112.6 million, or 9.6%, to $1.06 billion, and consolidated gross margin decreased 230 bps to 45.9%.
The decrease in consolidated gross profit and gross margin was primarily driven by increased inventory provisions as a result of increased inventory balances, a benefit in fabric purchase commitment charges and inventory provisions in the first three

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
quarters of fiscal 2021 that did not reoccur in the first three quarters of fiscal 2022, increased inbound transportation costs, increased product costs, and unfavorable customer and channel mix. Unfavorable customer mix was primarily a result of supply chain delays and short selling windows for late arriving products, resulting in more off-price sales. These factors were partially offset by a decreased use of air freight, increased average selling prices per unit, and decreased wholesale customer chargebacks.
Selling, General, and Administrative Expenses
Consolidated SG&A expenses decreased $25.4 million, or 3.0%, to $807.5 million and increased as a percentage of net sales by 70 bps to 35.1%. The increase in SG&A rate was primarily driven by fixed cost deleverage on decreased sales, increased transportation costs, and increased marketing costs. Increased consumer demand from the stimulus payments provided to consumers as part of the pandemic relief legislation resulted in a reduction in marketing expenses in the first three quarters of fiscal 2021. These factors were partially offset by decreased performance-based compensation expense and decreased costs related to productivity initiatives.
Operating Income
Consolidated operating income decreased $89.5 million, or 24.9%, to $269.6 million, and consolidated operating margin decreased 310 bps to 11.7% primarily due to the factors discussed above.
Interest Expense
Interest expense decreased $12.3 million, or 26.9%, to $33.5 million. Weighted-average borrowings were $757.8 million at an effective interest rate of 5.81%, compared to weighted-average borrowings for the first three quarters of fiscal 2021 of $1.00 billion at an effective interest rate of 6.03%.
The decrease in weighted-average borrowings was attributable to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022, partially offset by increased borrowings under our secured revolving credit facility. The decrease in the effective interest rate was primarily due to increased borrowings under our secured revolving credit facility, which bore a lower interest rate than our senior notes.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $19.9 million due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025 in the second quarter of fiscal 2022.
Income Taxes
Our consolidated income tax provision decreased $25.6 million, or 35.6%, to $46.4 million, and the effective tax rate decreased 140 bps to 21.5%. The decreased effective tax rate primarily relates to a lower proportion of forecasted income generated in the United States, which is a higher tax jurisdiction.
Net Income
Our consolidated net income decreased $72.9 million, or 30.0%, to $169.9 million primarily due to the factors previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results by Segment - First Three Quarters of Fiscal 2022 compared to First Three Quarters of Fiscal 2021
The following table summarizes net sales and operating income, by segment, for the first three quarters of fiscal 2022 and fiscal 2021:

	Three fiscal quarters ended
(dollars in thousands)	October 1, 2022	% of consolidated net sales	October 2, 2021	% of consolidated net sales	$ Change	% Change
Net sales:
U.S. Retail	$1,153,664	50.1%	$1,296,405	53.5%	$(142,741)	(11.0)%
U.S. Wholesale	819,772	35.6%	809,186	33.4%	10,586	1.3%
International	327,167	14.3%	318,756	13.1%	8,411	2.6%
Consolidated net sales	$2,300,603	100.0%	$2,424,347	100.0%	$(123,744)	(5.1)%

Operating income:		% of segment net sales		% of segment net sales
U.S. Retail	$163,257	14.2%	$250,751	19.3%	$(87,494)	(34.9)%
U.S. Wholesale	134,088	16.4%	150,724	18.6%	(16,636)	(11.0)%
International	39,665	12.1%	41,495	13.0%	(1,830)	(4.4)%
Unallocated corporate expenses	(67,385)	n/a	(83,861)	n/a	16,476	(19.6)%
Consolidated operating income	$269,625	11.7%	$359,109	14.8%	$(89,484)	(24.9)%
U.S. Retail
U.S. Retail segment net sales decreased $142.7 million, or 11.0%, to $1.15 billion. The decrease in net sales was primarily driven by lower traffic in our eCommerce channels and in our domestic retail stores and decreased units per transaction, partially offset by increased average selling prices per unit due to improved price realization and decreased promotions. These decreases in net sales can be attributed to significant comparability issues between periods such as the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the first three quarters of fiscal 2022, macroeconomic factors, including inflationary pressures, driving lower consumer demand, and decreased store count.
Comparable net sales, including retail store and eCommerce, decreased 8.7% primarily driven by the factors mentioned above.
U.S. Retail segment operating income decreased $87.5 million, or 34.9%, to $163.3 million, and operating margin decreased 510 bps to 14.2%. The primary drivers of the decrease in operating margin were a 70 bps decrease in gross margin and a 450 bps increase in SG&A rate. The decrease in gross margin was primarily due to increased inbound transportation costs. Increased product costs were largely offset by increased average selling prices per unit. The increase in the SG&A rate was primarily due to fixed cost deleverage on decreased sales, increased transportation costs, and increased marketing expense, partially offset by decreased performance-based compensation expense and decreased depreciation and rent expense related to store closures.
U.S. Wholesale
U.S. Wholesale segment net sales increased $10.6 million, or 1.3%, to $819.8 million primarily due to increased demand for our exclusive Carter’s brands and increased average selling prices per unit, partially offset by decreased demand of our Carter’s and Skip Hop brands. The increased demand in our exclusive Carter’s brands was primarily a result of favorable timing of customer orders and product availability. The decreased demand in our Carter’s and Skip Hop brands was primarily a result of late arriving product resulting in delayed and/or canceled customer orders. U.S. Wholesale sales were also negatively impacted by significant comparability issues between periods such as the benefits of pandemic relief legislation, the stimulus payments from which did not reoccur in the first three quarters of fiscal 2022, and macroeconomic factors, including inflationary pressures, driving lower consumer demand.
U.S. Wholesale segment operating income decreased $16.6 million, or 11.0%, to $134.1 million, and operating margin decreased 220 bps to 16.4%. The primary drivers of the decrease in operating margin were a 170 bps decrease in gross margin and a 20 bps decrease in SG&A rate. The decrease in gross margin was primarily due to a benefit in fabric purchase commitment charges in the first three quarters of fiscal 2021 that did not reoccur in the first three quarters of fiscal 2022, increased inventory provisions as a result of increased inventory balances, increased inbound transportation costs, increased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
product costs and an unfavorable customer mix resulting in more off-price sales. These drivers were partially offset by decreased use of air freight and increased average selling prices per unit. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense and decreased bad debt expense, partially offset by increased transportation costs.
International
International segment net sales increased $8.4 million, or 2.6%, to $327.2 million. Changes in foreign currency exchange rates, primarily between the U.S. dollar and the Canadian dollar, had a $5.4 million unfavorable effect on International segment net sales in the first three quarters of fiscal 2022. The increase in net sales was primarily driven by growth in sales from our international wholesale partners as these partners recovered from business disruptions as a result of COVID-19 and due to expansion and growth of new international wholesale accounts in South America, growth in our Mexico business, and increased average selling prices per unit, partially offset by a strengthening of the U.S. Dollar against other foreign currencies. Increased net sales in our Canadian retail stores and in our Canadian wholesale business were partially offset by decreased net sales in our Canadian eCommerce channels.
Canadian comparable net sales, including retail stores and eCommerce, decreased 2.7% primarily driven by decreased traffic in our eCommerce channel and Canadian retail stores and decreased units per transaction. Canadian retail store net sales in the first three quarters of fiscal 2021 were unfavorably impacted by temporary store closures related to COVID-19.
International segment operating income decreased $1.8 million, or 4.4%, to $39.7 million, and operating margin decreased 90 bps to 12.1%. The decrease in the operating margin was primarily attributable to a 320 bps decrease in gross margin and a 220 bps decrease in the SG&A rate. The decrease in gross margin was primarily due to increased inbound transportation costs, increased inventory provisions as a result of increased inventory balances, and a benefit in fabric purchase commitment charges in the first three quarters of fiscal 2021 that did not reoccur in the first three quarters of fiscal 2022, partially offset by an increased average selling prices per unit. The decrease in the SG&A rate was primarily due to decreased performance-based compensation expense, better leverage of fixed distribution costs and other costs through our omni-channel programs in Canada, and other reductions in spending, partially offset by increased transportation costs.
Unallocated Corporate Expenses
Unallocated corporate expenses decreased $16.5 million, or 19.6%, to $67.4 million, and unallocated corporate expenses, as a percentage of consolidated net sales, decreased 60 bps to 2.9%. The decrease as a percentage of consolidated net sales primarily due to decreased performance-based compensation and a decrease in other corporate expenses.
FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY
Our ongoing cash needs are primarily for working capital, capital expenditures, employee compensation, interest on debt, the return of capital to our shareholders, and other general corporate purposes. We expect that our primary sources of liquidity will be cash and cash equivalents on hand, cash flow from operations, and available borrowing capacity under our secured revolving credit facility. We believe that our sources of liquidity will fund our project requirements for at least the next twelve months. However, these sources of liquidity may be affected by events described in “Risk Factors” in our most recently filed Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission from time to time.
As discussed under the heading “Recent Developments” in our most recently filed Annual Report on Form 10-K, we have experienced and expect to continue to experience increased transportation costs and delays in the production and transportation of our product, as well as the increased costs to mitigate these delays, to continue and to adversely impact our financial results in fiscal 2022. We cannot predict the timing and amount of such impact.
As of October 1, 2022, we had approximately $121.6 million of cash and cash equivalents held at major financial institutions, including approximately $19.5 million held at financial institutions located outside of the United States. In April 2022, we redeemed our $500 million principal amount of senior notes, bearing interest at a rate of 5.500% per annum, and originally maturing on May 15, 2025, with cash on hand. Additionally, in each of the second and third quarters of fiscal 2022, we borrowed $120.0 million on our secured revolving credit facility to support our working capital requirements. In October 2022, we made a payment of $40.0 million on our secured revolving credit facility to bring the outstanding borrowings to $200.0 million. We may make additional borrowings on our secured revolving credit facility through the remainder of fiscal 2022 to support our working capital and other cash requirements. We maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States and by similar insurers for deposits located outside the United States. To mitigate this risk, we utilize a policy of allocating cash

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
deposits among major financial institutions that have been evaluated by us and third-party rating agencies as having acceptable risk profiles.
Balance Sheet
Net accounts receivable at October 1, 2022 were $265.6 million compared to $261.2 million at October 2, 2021 and $231.4 million at January 1, 2022. The overall increase of $4.4 million, or 1.7%, at October 1, 2022 compared to October 2, 2021 primarily reflects the timing of wholesale customer shipments and the timing of customer payments. Due to the seasonal nature of our operations, the net accounts receivable balance at October 1, 2022 is not comparable to the net accounts receivable balance at January 1, 2022.
Inventories at October 1, 2022 were $899.3 million compared to $722.4 million at October 2, 2021 and $647.7 million at January 1, 2022. The increase of $176.9 million, or 24.5%, at October 1, 2022 compared to October 2, 2021 is primarily due to planned earlier inventory ownership to offset transportation delays, longer holding periods for inventory to be sold in future periods, increased product costs, and lower than projected net sales. Due to the seasonal nature of our operations, the inventories balance at October 1, 2022 is not comparable to the inventories balance at January 1, 2022. While we anticipate inventories to decrease from their levels at October 2, 2021 by the end of fiscal 2022, inventories are expected to be higher than at January 1, 2022 and to remain at elevated levels into fiscal 2023.
Accounts payable at October 1, 2022 were $318.0 million compared to $388.7 million at October 2, 2021 and $407.0 million at January 1, 2022. The decrease of $70.7 million, or 18.2%, at October 1, 2022 compared to October 2, 2021 is primarily due to the timing of payments for inventory and accruals of freight and duties on incoming inventory shipments. Due to the seasonal nature of our operations, the accounts payable balance at October 1, 2022 is not comparable to the accounts payable balance at January 1, 2022.
Cash Flow
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $217.5 million for the first three quarters of fiscal 2022 compared to net cash provided by operating activities of $7.3 million in the first three quarters of fiscal 2021. Our cash flow provided by operating activities is driven by net income and changes in our working capital. The decrease in operating cash flow for the first three quarters of fiscal 2022 was primarily due to decreased net income, planned early inventory receipts, increased product costs, and payment of our fiscal 2021 performance-based compensation, partially offset by a decrease in payment terms to certain of our vendors in the first three quarters of fiscal 2021 that did not reoccur in the first three quarters of fiscal 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities was $26.9 million for the first three quarters of fiscal 2022 compared to $23.7 million in the first three quarters of fiscal 2021. Capital expenditures in the first three quarters of fiscal 2022 primarily included $10.4 million for information technology initiatives, $9.0 million for our U.S. and international retail store openings and remodels, and $5.3 million for our distribution facilities.
We plan to invest approximately $50 million in capital expenditures in fiscal 2022, which primarily relates to U.S. and international retail store openings and remodels, strategic information technology initiatives, and investments in our distribution facilities.
Net Cash Used in Financing Activities
Net cash used in financing activities was $616.4 million in the first three quarters of fiscal 2022 compared $142.1 million in the first three quarters of fiscal 2021. This change in cash flow from financing activities was primarily due to the early extinguishment of our $500 million in aggregate principal amount of 5.500% senior notes due May 2025, increased cash dividends paid to our shareholders, and common stock share repurchases. As a result of actions taken in connection with the COVID-19 pandemic, our common stock share repurchases program was temporarily suspended in the first two quarters of fiscal 2021, and we did not declare or pay cash dividends in the first quarter of fiscal 2021. These drivers were partially offset by increased borrowings under our secured revolving credit facility.
Secured Revolving Credit Facility
As of October 1, 2022, we had $240.0 million in outstanding borrowings under our secured revolving credit facility, exclusive of $3.6 million of outstanding letters of credit. As of October 1, 2022, there was approximately $606.4 million available for future borrowing. Any outstanding borrowings under our secured revolving credit facility are classified as non-current liabilities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
As of October 1, 2022, the interest rate margins applicable to the secured revolving credit facility were 1.375% for adjusted term SOFR rate loans and 0.375% for base rate loans.
As of October 1, 2022, U.S. dollar borrowings outstanding under the secured revolving credit facility accrued interest at an adjusted term SOFR rate plus the applicable margin, which resulted in a weighted-average borrowing rate of 4.49%. There were no Canadian dollar or other foreign currency borrowings outstanding on October 1, 2022.
As of October 1, 2022, the Company was in compliance with the financial and other covenants under the secured revolving credit facility.
Senior Notes
As of October 1, 2022, we had outstanding $500 million principal amount of senior notes, bearing interest at a rate of 5.625% per annum, and maturing on March 15, 2027.
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
Open Market Share Repurchases
In the first three quarters of fiscal 2022, we repurchased and retired 2,942,481 shares in open market transactions for approximately $241.8 million, at an average price of $82.16 per share. As a result of actions taken in connection with the COVID-19 pandemic, we did not repurchase or retire any shares in open market transactions in the first two quarters of fiscal 2021. We reinstated our common stock share repurchase program in the third quarter of fiscal 2021.
The total remaining capacity under all remaining repurchase authorizations as of October 1, 2022 was approximately $807.4 million, based on settled repurchase transactions. The share repurchase authorizations have no expiration dates.
Future repurchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise. The timing and amount of any repurchases will be at our discretion subject to restrictions under our secured revolving credit facility and considerations given to market conditions, stock price, other investment priorities, and other factors.
Dividends
In the third quarter and the first three quarters of fiscal 2022, our Board of Directors declared and we paid quarterly cash dividends per common share of $0.75 and $2.25, respectively. In the third quarter and first three quarters of fiscal 2021, the Board of Directors declared and the Company paid cash dividends per common share of $0.40 and $0.80, respectively. As a result of actions taken in connection with the COVID-19 pandemic, the Board of Directors did not declare and we did not pay cash dividends for the first quarter of fiscal 2021. Our Board of Directors will evaluate future dividend declarations based on a number of factors, including restrictions under the Company’s revolving credit facility, business conditions, the Company’s financial performance, and other considerations.
Provisions in our secured revolving credit facility could have the effect of restricting our ability to pay cash dividends, or make future repurchases of, our common stock.
Seasonality
We experience seasonal fluctuations in our sales and profitability due to the timing of certain holidays, key retail shopping periods, and seasonal shifts such as from summer to fall, which generally has resulted in lower sales and gross profit in the first half of our fiscal year versus the second half of the fiscal year. Accordingly, our results of operations during the first half of the year may not be indicative of the results we expect for the full year.
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
Our foreign subsidiaries typically record sales denominated in currencies other than the U.S. dollar, which are then translated into U.S. dollars using weighted-average exchange rates. Changes in foreign currency exchange rates used for translation in the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021, had an unfavorable effect on our consolidated net sales of approximately $2.9 million. Changes in foreign currency exchange rates used for translation in the first three quarters of fiscal 2022, as compared to the first three quarters of fiscal 2021, had an unfavorable effect on our consolidated net sales of approximately $5.4 million.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our amended secured revolving credit facility, which carries variable interest rates. As of October 1, 2022, there were $240.0 million in variable rate borrowings outstanding under the amended secured revolving credit facility. As a result, the impact of a hypothetical 100 bps increase in the effective interest rate would result in additional interest expense of $2.4 million over a 12-month period.
Other Risks
We enter into various purchase order commitments with our suppliers. We generally can cancel these arrangements, although in some instances we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 1, 2022.
Changes in Internal Control over Financial Reporting
The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter ended October 1, 2022 that have materially affected, or which are reasonably likely to materially affect, Internal Control.
There were no changes in the Company’s Internal Control that materially affected, or were likely to materially affect, such control over financial reporting during the fiscal quarter ended October 1, 2022.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table provides information about share repurchases during the third quarter of fiscal 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)(4)
July 3, 2022 through July 30, 2022	424,191	$76.05	424,191	$840,625,968

July 31, 2022 through August 27, 2022	76,013	$81.14	73,948	$834,626,186

August 28, 2022 through October 1, 2022	378,980	$71.73	378,980	$807,442,333

Total	879,184		877,119
(1)Includes shares of our common stock surrendered by our employees to satisfy required tax withholding upon the vesting of restricted stock awards. There were 2,065 shares surrendered between July 31, 2022 and August 27, 2022.
(2)Share purchases during the third quarter of fiscal 2022 were made in compliance with all applicable rules and regulations and in accordance with the share repurchase authorizations described in Note 7, Common Stock, to our accompanying unaudited condensed consolidated financial statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
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

CARTER’S, INC.

October 28, 2022	/s/ MICHAEL D. CASEY
Michael D. Casey
Chief Executive Officer
(Principal Executive Officer)

October 28, 2022	/s/ RICHARD F. WESTENBERGER
Richard F. Westenberger
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)